Form 10QSB
period 1996-06-30
INFINITY INC
filed 1996-08-08
CIK 822746

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

                 Commission File Number: 0-17204

                          INFINITY, INC.
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Colorado                                     84-1070066
- - -------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

           211 West 14th Street, Chanute, Kansas 66720
    ----------------------------------------------------------
   (Address of principal executive offices including zip code)

                          (316) 431-6200
                   ---------------------------
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of June 30, 1996, 8,731,395 shares of common stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                          INFINITY, INC.

                           FORM 10-QSB

                              INDEX

                                                      Page
PART I:   FINANCIAL INFORMATION                           Number

Item 1.   Financial Information:

          Condensed Consolidated Balance Sheets................  3

          Condensed Consolidated Statements of Operations......  4

          Condensed Consolidated Statements of Cash Flows......  5

          Notes to Financial Statements........................  6

Item 2.   Management's Discussion and Analysis
          or Plan of Operations................................  9

PART II:  OTHER INFORMATION....................................  12

                 INFINITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                       June 30,    March 31,
                                                         1996     1996 (Note)
                              ASSETS
CURRENT ASSETS
     Cash                                           $    93,980  $   183,402
     Accounts receivable, less allowance
       for doubtful accounts                            425,124      466,128
     Inventories                                        205,517      208,979
     Prepaid expenses                                    16,675       23,885

          TOTAL CURRENT ASSETS                     $   741,206  $   882,394

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation                             4,511,209    4,633,976
OIL AND GAS PROPERTIES NOT SUBJECT TO
  AMORTIZATION using the full cost method                896,977      662,730
INTANGIBLE ASSETS, at cost, less
  accumulated amortization                               259,068      271,082

                                                     $ 6,408,460  $ 6,450,182

                           LIABILITIES
CURRENT LIABILITIES
     Accounts payable                               $   580,383  $   514,164
     Accrued expenses                                   323,527      342,296
     Current portion of deferred revenue                 60,000       60,000
     Notes payable                                       80,000            -
     Current portion of long-term debt                  287,913      287,913

          TOTAL CURRENT LIABILITIES                $ 1,331,823  $ 1,204,373

LONG-TERM LIABILITIES
     Long-term debt, less current portion above     $ 2,183,606  $ 2,262,058
     Note payable, related party                        309,968      309,968
     Deferred revenue, less current portion above       190,017      206,208

          TOTAL LIABILITIES                        $ 4,015,414  $ 3,982,607

                       STOCKHOLDERS' EQUITY
CAPITAL CONTRIBUTED
     Common stock, par value $.0001, authorized
       300,000,000 shares, issued and outstanding
       8,731,395 shares; 8,731,395 shares           $       873  $       873
     Additional paid-in capital                       7,115,468    7,115,468

          TOTAL CAPITAL CONTRIBUTED                $ 7,116,341  $ 7,116,341

RETAINED EARNINGS(DEFICIT)                           $(4,723,295) $(4,648,766)

     TOTAL STOCKHOLDERS' EQUITY                     $ 2,393,046  $ 2,467,575

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 6,408,460  $ 6,450,182

The consolidated balance sheet at March 31, 1996 has been derived from the audited financial statements at that date.

                See Notes to Financial Statements.

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              Quarters Ended June 30, 1996 and 1995

                                                 Three Months Ended June 30,
                                                     1996     Restated 1995

NET SALES                                        $ 1,260,036    $  994,940

COST OF GOODS SOLD                                   650,916       774,643

     GROSS PROFIT                                   609,120       220,297

OPERATING EXPENSES
     Salaries                                       160,999       215,966
     Taxes                                           53,726        88,634
     Consulting fees                                 11,902        22,692
     Professional services                           27,136        50,750
     Research & development                           1,967        18,970
     Travel & entertainment                           9,510        25,734
     Insurance                                       69,781        64,108
     Advertising                                        671         3,002
     Office supplies and expense                     16,727        20,770
     Telephone                                       24,723        29,875
     Rent & utilities                                36,667        43,939
     Depreciation & amortization                    166,730       168,648
     Other expenses                                  33,122        12,320

          TOTAL OPERATING EXPENSES             $   613,661    $  765,408

          OPERATING INCOME (LOSS)                   (4,541)     (545,111)

OTHER INCOME (EXPENSE)
     Interest income & finance charges                  519         2,655
     Interest expense                               (70,507)      (54,717)
     Gain (Loss) on sales of assets                       -             -

          TOTAL OTHER INCOME (EXPENSE)         $   (69,988)   $  (52,062)

          NET INCOME (LOSS)                    $   (74,529)   $ (597,173)

          NET LOSS PER COMMON SHARE            $     (0.01)   $    (0.07)

                See Notes to Financial Statements.

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              Quarters Ended June 30, 1996 and 1995

                                                 Three Months Ended June 30,
                                                   1996       Restated 1995

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $  (74,529)   $   (597,173)
  Adjustments to reconcile net loss to
    net cash used in operating activities
  Depreciation and amortization                    166,730         168,648
  Gain (Loss) on Sale of Asset                           -               -
  Stock Issued for Services
  (Increase) decrease in operating assets
    Accounts receivable                             41,004        (131,260)
    Inventories                                      3,462         (16,995)
    Prepaid expenses                                 7,210          23,938
  Increase (decrease) in operating liabilities
    Accounts payable                                66,219         163,204
    Accrued expenses                               (18,769)       (109,082)
    Deferred revenue                               (16,191)         (9,649)

      NET CASH USED IN OPERATING ACTIVITIES        175,136        (508,369)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchasing of property and equipment             (62,309)       (101,147)
  Proceeds of equipment sold                             -           7,500
  Investment in Oil and Gas Properties            (197,542)              -
  Investment in intangible assets                   (6,345)              0

      NET CASH USED IN INVESTING ACTIVITIES       (266,196)        (93,647)

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of note payable                              -         (28,632)
  Increase in notes payable                         80,000               -
  Increase in long-term debt                             -       2,500,000
  Proceeds from issuance of common stock                 -          27,200
  Repayment of long-term debt                      (78,452)     (1,503,056)

      NET CASH PROVIDED BY FINANCING ACTIVITIES      1,548         995,512

      NET INCREASE (DECREASE) IN CASH              (89,512)        393,469

CASH, BEGINNING OF PERIOD                          183,420         230,283

      CASH, END OF PERIOD                       $   93,890    $    623,779


                See Notes to Financial Statements.

                 INFINITY, INC. AND SUBSIDIARIES
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Infinity, Inc. (Infinity) was organized under the laws of the State of Colorado on April 2, 1987, primarily for the purpose of engaging in any lawful business, but intending to acquire business opportunities.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the following companies:

     PARENT COMPANY

     Infinity, Inc.

     WHOLLY-OWNED SUBSIDIARIES

     Infinity Research and Development, Inc.
     Consolidated Industrial Services, Inc.
          (incorporated during the year ended March 31, 1994) L.D.C. Food Systems, Inc.
          (acquired during the year ended March 31, 1994)
     CIS Oil and Gas, Inc.
          (incorporated during the year ended March 31, 1996) Consolidated Industrial Waste Treatment Services, Inc.
          (incorporated during the year ended March 31, 1996)

     OTHER SUBSIDIARIES

     Infinity Oil and Gas, Inc.
          (incorporated during the year ended March 31, 1996)

(2)  EARNING (LOSS) PER SHARE

Loss per share is based on the weighted average number of shares outstanding. The number of shares used in the calculation was 8,731,395, and 7,789,080 for the periods ended June 30, 1996 and 1995, respectively. Common stock equivalents are not included in the computation because their inclusion would be anti-dilutive.

On November 30, 1993, the Company executed a 1 for 12 reverse stock split. All share and per share amounts have been adjusted to reflect the reverse split.

(3)  ACQUISITIONS

On December 15, 1993, Infinity, Inc. acquired all of the outstanding stock of L.D.C. Food Systems, Inc., a New Jersey corporation, in exchange for the issuance of 74,405 shares of Infinity, Inc.'s common stock. This transaction has been accounted for as a pooling-of-interests, and accordingly, prior period financial statements have been restated as if the entities had been combined since inception. Since both companies were development stage enterprises prior to the acquisition, neither company had recorded revenues prior to December 1993.

In January 1994, the Company's wholly-owned subsidiary, Consolidated Industrial Services, Inc., purchased substantially all of the assets, operating rights and liabilities of Consolidated Oil Well Services, Inc. The consolidated statements of operations include the results of operations related to this acquisition for the period subsequent to January 1, 1994.

                 INFINITY, INC. AND SUBSIDIARIES
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(4)  SHORT-TERM BORROWINGS

At June 30, 1996, the Company's subsidiary, Consolidated Industrial Services, Inc. (CIS), had a $100,000 line of credit available which expires September 1996. The line of credit is collateralized by certain equipment with interest at 2% above the lender's corporate base rate. As of June 30, 1996, CIS had $80,000 drawn on the line of credit.

(5)  LONG-TERM DEBT

On May 31, 1995, the Company obtained $2,500,000 in long-term financing from Seymour, Inc. (Seymour) collateralized by substantially all of the tangible property and equipment of its wholly owned subsidiary, Consolidated Industrial Services, Inc. The note required monthly payments of interest at 10% for a period of six months beginning July 1995. Thereafter, monthly payments of principal and interest in the amount of $41,503 are due until maturity, June 1998. The agreement also contains certain restrictive covenants with respect to dividends, acquisitions and capital expenditures. Proceeds from the note were used to refinance $1,500,000 in short-term borrowings and provide additional working capital for the Company.

In connection with the agreement, the Company issued a warrant to Seymour to purchase up to 1,250,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrant expires 90 days after the payment of all principal and interest due on the Seymour note.

During September 1995, the Company agreed to pay to the Federal Highway Administration $72,500 in twenty four monthly installments of $3,116.14 to settle a fine originally assessed by the Department of Transportation in the amount of $233,100.

(6)  COMMON STOCK AND STOCK OPTIONS

On April 24, 1995, the Company's Board of Directors authorized the issuance of 202,000 additional shares of the Company's common stock to various individuals as compensation for services previously performed for the Company. The shares were valued at $1.91 per share. The issuance of common stock satisfied a liability of $390,000 included in accrued consulting expenses at March 31, 1995. The Board also granted stock options to various individuals to purchase up to 900,000 shares of the Company's common stock at $2.00 per share. The options expire 5 years from the date of grant. Included among the individuals receiving common stock and stock options were two shareholders who each became beneficial owners of approximately 6% of the Company's common stock.

In April 1996, the Company granted stock options to a financial advisor to purchase up to 100,000 shares of stock at prices ranging form $1.75 to $2.25 per share.

In February 1996, the Company sold 766,667 shares of common stock in a secondary offering. In conjunction with this offering, the Company issued warrants which allow purchases of up to 766,667 additional shares of common stock at $.60 per share. These warrants expire five years from the date of grant.

                 INFINITY, INC. AND SUBSIDIARIES
             NOTES TO FINANCIAL STATEMENT (UNAUDITED)

(7)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(8)  FINANCIAL STATEMENT

In connection with the Consolidated Oil Well Services, Inc. (COWS)
acquisition, the Company issued two notes totaling $2,000,000.    The Company
repaid one note with a principal amount of $600,000 during the year ended March 31, 1994. The principal amount of the second note, $1,400,000, together with accrued interest, was originally due September 1994. The maturity date was extended to December 1994, at which time the holder of the note agreed to accept a payment of $750,000 and $100,000 in additional oil well service credit in full satisfaction of the note and related accrued interest.

As a result of the note reduction, the original purchase price of the COWS assets was decreased by $538,910 and the consolidated financial statements for the year ended March 31, 1994 were retroactively restated to reflect this adjustment. The effect of the adjustment, net of deferred income taxes, was to decrease the total assets by $525,437, decrease total liabilities by $549,688 and to increase stockholders' equity by $24,251. After further review, the company determined that this note reduction should have been recorded as a gain from refinancing. Accordingly, the consolidated financial statements for the year ended March 31, 1995 were retroactively restated to reflect this adjustment. The effect of this adjustment at March 31, 1995, net of deferred income taxes, was to increase total assets and increase total stockholders' equity by $471,546. The following table reconciles quarterly prior year information, as previously reported, with information subsequent to the adjustment for the gain on refinancing for the three month period ended June 30, 1995.

Net (loss), as previously reported                 $  (584,000)
Adjustment to depreciation expense                     (13,473)

Net (loss), as restated                                     $  (597,473)

Net (loss) per share, as previously reported           $      (.07)
Adjustment to depreciation expense                 $      (.01)

     Net (loss) per share, as restated             $      (.08)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Company was organized as a Colorado corporation on April 2, 1987, for the purpose of searching for and acquiring a business combination candidate. On March 10, 1992, the Company acquired Infinity Research & Development, Inc., then named Phoenix Research & Development Corporation ("PRD"). This acquisition was accounted for as a reverse acquisition.

     On December 15, 1993, Infinity, Inc. acquired all of the outstanding stock of L.D.C. Food Systems, Inc., a New Jersey Corporation, in exchange for the issuance of 74,405 shares of Infinity, Inc.'s common stock. This transaction has been accounted for as a pooling-of-interests, and accordingly, prior period financial statements have been restated as if the entities had been combined since inception. Since both companies were development stage enterprises prior to the acquisition, neither company had recorded revenues prior to December 1993.

     In January 1994, the Company's wholly-owned subsidiary, Consolidated Industrial Services, Inc., purchased substantially all of the assets, operating rights and certain liabilities of Consolidated Oil Well Services, Inc. The consolidated statements of operations include the results of operations related to this acquisition for the period subsequent to January 1, 1994.

     In September, 1995, the Company's newly formed subsidiary, Infinity Oil and Gas, Inc. began seeking joint interest partners and prospective properties to expand the Company's activities to include exploration, development and operation of gas producing properties.

     In December, 1995, a newly formed wholly-owned subsidiary, CIS Oil and Gas, Inc., entered into an agreement to develop and operate a coal methane gas producing property in southeastern Colorado. Significant development activity has occurred and revenues are expected from gas sales prior to December 31, 1996.

     In January, 1996, the Company formed a wholly-owned subsidiary, Consolidated Industrial Waste Treatment Services, Inc. The Company's non-hazardous industrial waste water treating and disposal activities will be transformed to this subsidiary when all permits have been transformed.

     RESULTS OF OPERATIONS

     The oil field services segment of the Company generated $1,154,767 in revenues and $593,999 in cost of sales during the three months ended June 30, 1996, compared to $837,581 in revenues and $493,165 in cost of sales for the three months ended June 30, 1995. The operating expenses incurred by the oil field services segment of the Company were $371,380 for the three months ended June 30, 1996 and $423,346 for the three months ended June 30, 1995. Net operating income for this segment improved to a profit of $189,388 for the three months ended June 30, 1996 from a loss of ($78,930) for the three months ended June 30, 1995. The improved results are attributed to the Company being able to obtain an increase in sales while taking measures to reduce certain costs. Depreciation and amortization expense included in operating expenses for the oil field services division was $122,641 for the three months ended June 30, 1996 and $127,305 for the three months ended June 30, 1995.

     The environmental services segment of the Company which includes all water treatment activities, generated $105,269 in revenues and $55,706 in cost of sales during the three months ended June 30, 1996, compared to $157,359 in revenues and $281,478 in cost of sales for the three months ended June 30, 1995. Operating expenses incurred by the environmental services division were $90,733 for the three months ended June 30, 1996, and $227,015 for the three months ended June

30, 1995, including depreciation and amortization expense of $41,067 for the three months ended June 30, 1996 and $39,536 for the three months ended June 30, 1995. The substantial decreases in cost of sales and operating expenses were the result of a reduction in research and development activities and changes in the operation of the wastewater treatment plant in Cheyenne, Wyoming. Net operating income for this segment improved to an operating loss of ($41,170) for the three months ended June 30, 1996 from an operating loss of ($348,518) for the three months ended June 30, 1995. At the end of the three months ended June 30, 1996, this business segment was being operated on approximately a break-even basis.

     The oil and gas production segment of the Company incurred expenses of $44,931 during the three months ended June 30, 1996, and had no corresponding expenses in the three months ended June 30, 1995.

     Expenses incurred in corporate activities were $107,828 for the three months ended June 30, 1996 and $117,664 for the three months ended June 30, 1995. This reduction was substantially achieved in the area of consulting fees and professional services.

     Other expenses increased primarily because of interest expense on long-term debt of $70,507 for the three months ended June 30, 1996 compared to $54,717 for the three months ended June 30, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had a working capital deficit of $590,617 compared to a working capital deficit of $321,979 at March 31, 1996. The decrease in working capital is primarily due to the use of working capital to develop gas properties in southeastern Colorado.

     The Company presently has outstanding warrants to purchase shares of Common Stock which, if all were to be exercised, could result in gross proceeds of approximately $2,465,616. The Company intends to file an amendment to the registration statement relating to the warrants during the next six months, however, there is no assurance that the Company will be successful in obtaining the exercise of any of the warrants.

     In addition, the Company also issued warrants in conjunction with the long-term financing on May 31, 1995 which, if exercised, would result in gross proceeds of $2,500,000. These warrants can be exercised any time prior to August 31, 1998.

     During the three month period ended June 30, 1996 cash generated by operating activities was $175,136 compared to cash used of ($508,369) for the three months ended June 30, 1995. The improvement in the amount of cash generated was due to reduction of research and development activities and improvement of the oil field services and water treatment activities. In addition, an increase of $66,221 in accounts payable and a decrease of $41,004 in accounts receivable contributed to this improvement.

     Net cash provided by operation of the oil field services segment was $312,029. Net cash used by the operation of the environmental services segment was ($103). Net cash used by the operation of the oil and gas segment was ($44,931). Net cash used by the operation of corporate activities was ($104,806) plus $69,988 of net interest expense.

     Cash flows from investing activities during the three months ended June 30, 1996, were ($261,196) compared to ($93,647) for the comparable period of 1995. The increase is primarily due to the investment to develop gas production properties of ($197,542).

     The Company drew $80,000 on a bank line of credit during the three months ended June 30, 1996. This cash received from financing activities was reduced by the repayment of ($78,457) of long term debt. On May 31, 1995, the Company obtained $2,500,000 in long-term financing from Seymour, Inc. (Seymour) collateralized by substantially all of the tangible property and equipment of its wholly owned subsidiary, Consolidated Industrial Services, Inc. The note required monthly payments of interest at 10% for a period of six months beginning July 1995. Thereafter, monthly payments of principal and interest in the amount of $41,503 are due until maturity, June 1998. The agreement also contains certain restrictive covenants with respect to dividends, acquisitions and capital expenditures. Proceeds from the note were used to refinance $1,500,000 in short-term borrowings and provide additional working capital for the Company.

     Seymour, Inc. also holds a warrant which allows it to purchase up to 1,250,000 shares of the Company's common stock at a price of $2.00 per share. This warrant is exercisable until ninety days after the promissory note is fully paid.

     The Company does not have any material commitments for capital expenditures as of the filing of this Report. However, the Company is required to drill a number of gas wells in its Raton Basin property in order to retain its rights to further develop this leased property.

     The Company intends to drill an additional five gas wells in southeastern Colorado prior to December 31, 1996, and at least ten additional wells during each of the next four years. This pace of development will meet lease requirements to allow the Company to continue to develop the property. Financing for this future development will be necessary and is expected to be obtained by borrowing based on the production and reserves of the existing wells or by preselling the gas produced by these wells. However, there is no assurance that the Company will be successful in obtaining such financing.

     In addition, a gathering system must be installed to transport gas produced by the wells to the main pipeline. The Company intends to contract with an outside party who specializes in this aspect of the transportation business to construct and operate this gathering system. The outside party will be paid for its construction and operating efforts based on the volume of gas produced.

     Management anticipates that the agreement for the gathering system should be concurrent with the agreement for financing future development of the field.

     During the third and fourth quarters of the year ended March 31, 1996, and continuing in subsequent months, the Company has made significant reductions in operating expenses through reductions in personnel and facilities. Expenses for research and development activities in the water treatment areas have been contractually transferred to others under licensing agreements or reduced to only activities necessary for the Company's water treatment service operations. Corporate and sales activities have been consolidated to the operating facility in Chanute, Kansas, eliminating the office in Lenexa, Kansas.

     Operations of the Company have generated adequate cash flow to service continuing operations during the fourth quarter of the year ended March 31, 1996, and the three months ended June 30, 1996. Management believes that this level is suitable and adequate to service continuing operations and obligations. Additional gas wells will be drilled and completed only when additional financing is obtained specifically for that purpose. In addition, subsequent to year end the Company obtained a commitment for a financing facility based on accounts receivable which will advance to the Company up to 80% of qualified receivable balances. No advances have been made under this arrangement at this time.

                    PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.  None.

         (b)  REPORTS ON FORM 8-K.  None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INFINITY, INC.

                                    By /s/ Stanton E. Ross
                                       Stanton E. Ross, President

Date: August 8, 1996

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
- - -------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically