Form 10QSB
period 1996-09-30
INFINITY INC
filed 1996-11-13
CIK 822746

          UNITED STATES SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                 Commission File Number: 0-17204

                          INFINITY, INC.
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Colorado                                     84-1070066
-------------------------------             ---------------------------------
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

                            Yes X             No___

As of September 30, 1996, 9,277,228 shares of common stock, $.001 par value per share, were outstanding.

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

          Condensed Consolidated Statements of Operations......4-5

          Condensed Consolidated Statements of Cash Flows......6-7

          Notes to Financial Statements........................8-10

Item 2.   Management's Discussion and Analysis
          or Plan of Operations................................11-14

PART II:  OTHER INFORMATION....................................  15

                 INFINITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                                                     September 30,  March 31,
                                                         1996     1996 (Note)
                              ASSETS
CURRENT ASSETS
     Cash                                           $   429,770  $   183,402
     Accounts receivable, less allowance
       for doubtful accounts                            325,471      466,128
     Inventories                                        187,618      208,979
     Prepaid expenses                                    28,901       23,885

          TOTAL CURRENT ASSETS                      $   971,760  $   882,394

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation                            4,419,340    4,633,976
OIL AND GAS PROPERTIES NOT SUBJECT TO
  AMORTIZATION using the full cost method               906,174      662,730
INTANGIBLE ASSETS, at cost, less
  accumulated amortization                              248,788      271,082

                                                    $ 6,546,062  $ 6,450,182

                           LIABILITIES
CURRENT LIABILITIES
     Accounts payable                               $   474,436  $   514,164
     Accrued expenses                                   314,273      342,296
     Current portion of deferred revenue                 60,000       60,000
     Notes payable                                       96,000            -
     Current portion of long-term debt                  328,724      287,913

          TOTAL CURRENT LIABILITIES                 $ 1,273,433  $ 1,204,373

LONG-TERM LIABILITIES
     Long-term debt, less current portion above     $ 2,063,503  $ 2,262,058
     Note payable, related party                        309,968      309,968
     Deferred revenue, less current portion above       181,778      206,208

          TOTAL LIABILITIES                         $ 3,828,682  $ 3,982,607

                       STOCKHOLDERS' EQUITY
CAPITAL CONTRIBUTED
     Common stock, par value $.0001, authorized
       300,000,000 shares, issued and outstanding
       9,277,228 shares; 8,731,395 shares           $       928  $       873
     Additional paid-in capital                       7,510,413    7,115,468

          TOTAL CAPITAL CONTRIBUTED                 $ 7,511,341  $ 7,116,341

RETAINED EARNINGS(DEFICIT)                          $(4,793,961) $(4,648,766)

     TOTAL STOCKHOLDERS' EQUITY                     $ 2,717,380  $ 2,467,575

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 6,546,062  $ 6,450,182

The consolidated balance sheet at March 31, 1996 has been derived from the audited financial statements at that date.

                See Notes to Financial Statements.

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three Months Ended September 30,
                                                     1996      Restated 1995

NET SALES                                        $ 1,437,705    $1,419,168

COST OF GOODS SOLD                                   800,693     1,022,556

      GROSS PROFIT                                   637,012       396,612

OPERATING EXPENSES
      Salaries                                       184,092       224,648
      Taxes                                           59,350       154,220
      Consulting fees                                 11,753        26,607
      Professional services                           18,173        21,353
      Research & development                           1,209        18,007
      Travel & entertainment                          11,557        30,248
      Insurance                                       72,651        73,338
      Advertising                                      5,100         3,199
      Office supplies and expense                     14,103        17,432
      Telephone                                       30,981        33,061
      Rent & utilities                                34,930        38,891
      Depreciation & amortization                    170,151       173,354
      Other expenses                                  29,316        37,374

            TOTAL OPERATING EXPENSES             $   643,366    $  851,732

            OPERATING INCOME (LOSS)                   (6,354)     (455,120)

OTHER INCOME (EXPENSE)
      Interest income & finance charges                4,620         2,465
      Interest expense                               (68,932)      (70,402)
      Gain (Loss) on sales of assets                       -      (117,021)

            TOTAL OTHER INCOME (EXPENSE)         $   (64,312)   $ (184,958)

            NET INCOME (LOSS)                    $   (70,666)   $ (640,078)

            NET LOSS PER COMMON SHARE            $     (0.01)   $    (0.09)

                See Notes to Financial Statements.

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Six Months Ended September 30,
                                                     1996      Restated 1995

NET SALES                                        $ 2,697,741   $ 2,414,108

COST OF GOODS SOLD                                 1,451,609     1,797,199

      GROSS PROFIT                                 1,246,132       616,909

OPERATING EXPENSES
      Salaries                                       345,091       440,614
      Taxes                                          113,076       242,854
      Consulting fees                                 23,655        49,299
      Professional services                           45,309        72,403
      Research & development                           3,176        36,977
      Travel & entertainment                          21,067        55,982
      Insurance                                      142,432       137,446
      Advertising                                      5,771         6,201
      Office supplies and expense                     30,830        38,202
     T elephone                                       55,704        62,936
      Rent & utilities                                71,597        82,830
      Depreciation & amortization                    336,881       342,002
     O ther expenses                                  62,438        49,694

            TOTAL OPERATING EXPENSES             $ 1,257,027   $ 1,617,440

            OPERATING INCOME (LOSS)                  (10,895)   (1,000,531)

OTHER INCOME (EXPENSE)
      Interest income & finance charges                5,140         5,120
      Interest expense                              (139,440)     (125,119)
      Gain (Loss) on sales of assets                       -      (117,021)

            TOTAL OTHER INCOME (EXPENSE)         $  (134,300)  $  (237,020)

            NET INCOME (LOSS)                    $  (145,195)  $(1,237,551)

            NET LOSS PER COMMON SHARE            $     (0.01)   $    (0.15)

                See Notes to Financial Statements.

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             Three Months Ended September 30,
                                                   1996       Restated 1995

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $  (70,666)   $   (640,378)
  Adjustments to reconcile net loss to
    net cash used in operating activities
  Depreciation and amortization                    170,151         173,354
  Loss on Sale of Assets                                 -         117,021
  (Increase) decrease in operating assets
    Accounts receivable                             99,653        (270,443)
    Inventories                                     17,899           3,938
    Prepaid expenses                               (12,226)        (11,014)
  Increase (decrease) in operating liabilities
    Accounts payable                              (105,947)        138,495
    Accrued expenses                                (9,254)         22,457)
    Deferred revenue                                (8,239)        (12,774)

      NET CASH USED IN OPERATING ACTIVITIES         81,371        (479,344)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchasing of property and equipment             (23,142)        (87,205)
  Proceeds of equipment sold                             -         113,140
  Investment in Oil and Gas Properties             (45,902)              -
  Investment in intangible assets                   (8,155)        (15,894)

      NET CASH USED IN INVESTING ACTIVITIES        (77,199)         10,041

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of note payable                              -               -
  Increase in notes payable                         16,000               -
  Increase in long-term debt                             -          72,500
  Proceeds from issuance of common stock           395,000          45,726
  Repayment of long-term debt                      (79,292)         (6,047)

      NET CASH PROVIDED BY FINANCING ACTIVITIES    331,708         112,179

      NET INCREASE (DECREASE) IN CASH              335,880        (357,124)

CASH, BEGINNING OF PERIOD                           93,890         623,779

      CASH, END OF PERIOD                       $  429,770    $    266,655

                See Notes to Financial Statements.

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Six Months Ended September 30,
                                                   1996       Restated 1995

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $ (145,195)   $ (1,237,551)
  Adjustments to reconcile net loss to
    net cash used in operating activities
  Depreciation and amortization                    336,881         342,002
  Loss on Sale of Assets                                 -         117,021
  (Increase) decrease in operating assets
    Accounts receivable                            140,657        (401,703)
    Inventories                                     21,361         (13,057)
    Prepaid expenses                                (5,016)         12,924
  Increase (decrease) in operating liabilities
    Accounts payable                               (39,728)        301,699
    Accrued expenses                               (28,023)        (86,625)
    Deferred revenue                               (24,430)        (22,423)

      NET CASH USED IN OPERATING ACTIVITIES        256,507        (987,713)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchasing of property and equipment             (85,451)       (188,352)
  Proceeds of equipment sold                             -         120,640
  Investment in Oil and Gas Properties            (243,444)              -
  Investment in intangible assets                  (14,500)        (15,894)

      NET CASH USED IN INVESTING ACTIVITIES       (343,395)        (83,606)

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of note payable                              -         (28,632)
  Increase in notes payable                         96,000               -
  Increase in long-term debt                             -       2,572,500
  Proceeds from issuance of common stock           395,000          72,926
  Repayment of long-term debt                     (157,744)     (1,509,103)

      NET CASH PROVIDED BY FINANCING ACTIVITIES    333,256       1,107,691

      NET INCREASE (DECREASE) IN CASH              246,368          36,372

CASH, BEGINNING OF PERIOD                          183,402         230,283

      CASH, END OF PERIOD                       $  429,770    $    266,655

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

OTHER SUBSIDIARIES

Infinity Oil and Gas, Inc.
     (incorporated during the year ended March 31, 1996)

(2)  EARNING (LOSS) PER SHARE

Loss per share is based on the weighted average number of shares outstanding. The number of shares used in the calculation was 8,788,217, and 7,920,052 for the six months ended September 30, 1996 and 1995, respectively. Common stock equivalents are not included in the computation because their inclusion would be anti-dilutive.

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

In January 1994, the Company's wholly-owned subsidiary, Consolidated Industrial Services, Inc., purchased substantially all of the assets, operating rights and liabilities of Consolidated Oil Well Services, Inc. The consolidated statements of operations include the results of operations related to this acquisition for the period subsequent to January 1, 1994.
                               -8-

                 INFINITY, INC. AND SUBSIDIARIES
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(4)  SHORT-TERM BORROWINGS

At September 30, 1996, the Company's subsidiary, Consolidated Industrial Services, Inc. (CIS), had a $100,000 line of credit available which expires March 1997. The line of credit is collateralized by certain equipment with interest at 2% above the lender's corporate base rate. As of September 30, 1996, CIS had $96,000 drawn on the line of credit.

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

As a result of the note reduction, the original purchase price of the COWS assets was decreased by $538,910 and the consolidated financial statements for the year ended March 31, 1994 were retroactively restated to reflect this adjustment. The effect of the adjustment, net of deferred income taxes, was to decrease the total assets by $525,437, decrease total liabilities by $549,688 and to increase stockholders' equity by $24,251. After further review, the company determined that this note reduction should have been recorded as a gain from refinancing. Accordingly, the consolidated financial statements for the year ended March 31, 1995 were retroactively restated to reflect this adjustment. The effect of this adjustment at March 31, 1995, net of deferred income taxes, was to increase total assets and increase total stockholders' equity by $471,546. The following table reconciles quarterly prior year information, as previously reported, with information subsequent to the adjustment for the gain on refinancing for the three month and six month periods ended September 30, 1995.

                                               Three Months     Six Months
                                               ------------    ------------
Net (loss), as previously reported              $(626,605)     $(1,210,605)
     Adjustment to depreciation expense           (13,473)         (26,946)

Net (loss), as restated                         $(640,078)     $(1,237,551)

Net (loss) per share, as previously reported    $    (.08)     $      (.15)
     Adjustment to depreciation expense         $    -----     $      (.01)

Net (loss) per share, as restated               $    (.08)     $      (.16)

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

     In December, 1995, a newly formed wholly-owned subsidiary, CIS Oil and Gas, Inc., entered into an agreement to develop and operate a coal methane gas producing property in southeastern Colorado. Significant development activity has occurred and revenues are expected from gas sales prior to March 31, 1997.

     RESULTS OF OPERATIONS

     The oil field services segment of the Company generated $1,259,875 in revenues and $651,708 in cost of sales during the three months ended September 30, 1996, compared to $990,896 in revenues and $560,852 in cost of sales for the three months ended September 30, 1995. The operating expenses incurred by the oil field services segment of the Company were $421,638 for the three months ended September 30, 1996 and $458,035 for the three months ended September 30, 1995. Net operating income improved to a profit of $186,529 for the three months ended September 30, 1996 from a loss of ($27,992) for the three months ended September 30, 1995. The Company generated $2,414,642 in revenues and $1,245,707 in cost of sales during the six months ended September 30, 1996, compared to $1,828,477 in revenues and $1,054,017 in cost of sales for the six months ended September 30, 1995. Operating expenses were $793,018 for the six months ended September 30, 1996 and $881,381 for the six months ended September 30, 1995. Net operating income improved to a profit of $375,917 for the six months ended September 30, 1996 from a loss of ($106,992) for the six months ended September 30, 1995. Depreciation and amortization expense included in operating expenses for the oil field services division was $125,430 for the three months ended September 30, 1996 and $127,132 for the three months ended September 30, 1995, $248,071 for the six months ended September 30, 1996, and $254,437 for the six months ended September 30, 1995. The improved results of the oil field services segment are due primarily to increased activity in Colorado and Oklahoma. During the six months ended September 30, 1996, revenues from Oklahoma and Colorado increased by approximately $625,400 over 1995 amounts, approximately double the prior year activity for those areas.

     The environmental services segment of the Company which includes all water treatment activities, generated $97,080 in revenues and $91,711 in cost of sales during the three months ended September 30, 1996, compared to $428,272 in revenues and $461,703 in cost of sales for the three months ended September 30, 1995. Operating expenses incurred by the environmental services division were $100,537 for the three months ended September 30, 1996, and $250,960 for the three months ended September 30, 1995, including depreciation and amortization expense of $44,067 for the three months ended September 30, 1996 and $42,595 for the three months ended September 30, 1995. Net operating income improved to an operating loss of ($95,168) for the three months ended September 30, 1996 from an operating loss of ($287,007) for the three months ended September 30, 1995.

     A significant reduction in revenues ($219,518) occurred because a significant on site treatment project completed in 1995 did not recur in 1996. In addition, substantial operations of the wastewater treatment plant in Cheyenne, Wyoming were reduced causing revenue to decrease ($315,077) from 1995 levels. These amounts were offset by a revenue increase of $151,314 at the Chanute wastewater treatment facility for the six months ended September 30, 1996, over the comparable period of 1995.

     The environmental services segment of the Company generated $202,349 in revenues and $147,417 in cost of sales during the six months ended September 30, 1996, compared to $585,631 in revenues and $743,181 in cost of sales for the six months ended September 30, 1995. Operating expenses were $191,270 for the six months ended September 30,1996 and $477,975 for the six months ended September 30, 1995, including depreciation and amortization expense of $82,134 for the six months ended September 30, 1996 and $82,131 for the six months ended September 30, 1995. Net operating income improved to an operating loss of ($136,338) for the six months ending September 30, 1996 from an operating loss of ($635,525) for the six months ended September 30, 1995. The substantial decreases in cost of sales and operating expenses were the result of a reduction in research and development activities and changes in the operation of the wastewater treatment plant in Cheyenne, Wyoming.

     Subsequent to September 30, 1996, the Company entered into a five year management and lease agreement which transfers operating responsibility for the environmental services division to an outside party. The Company will receive initial payments of $80,000 per year plus a percentage of revenues above certain levels.

     The oil and gas production segment of the Company incurred expenses of $43,064 during the three months ended September 30, 1996 and $88,015 during the six months ended September 30, 1996. Corresponding expenses in the three and six months ended September 30, 1995 were $21,442.

     Expenses incurred in corporate activities were $78,380 for the three months ended September 30, 1996, $118,979 for the three months ended September 30, 1995, $186,208 for the six months ended September 30,1996 and $236,643 for the six months ended September 30, 1995. This reduction was substantially achieved in the area of consulting fees, professional services and facility costs.

     Other expenses increased primarily because of interest expense on long-term debt of $139,440 for the six months ended September 30, 1996 compared to $125,119 for the six months ended September 30, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had a working capital deficit of ($301,673) compared to a working capital deficit of ($321,979) at March 31, 1996. The stability in working capital is primarily due to the improvement of operating results and the use of proceeds of sales of common stock to develop gas properties in southeastern Colorado.

     The Company presently has outstanding warrants to purchase shares of Common Stock which, if all were to be exercised, could result in gross proceeds of approximately $2,465,616. The Company intends to file an amendment to the registration statement relating to the warrants during the next six months; however, there is no assurance that the Company will be successful in obtaining the exercise of any of the warrants.

     In addition, the Company also issued warrants in conjunction with the long-term financing on May 31, 1995 which, if exercised, would result in gross proceeds of $2,500,000. These warrants can be exercised any time prior to August 31, 1998.

     During the three month period ended September 30, 1996, cash generated by operating activities was $81,371 compared to cash used of ($479,344) for the three months ended September 30, 1995. During the six months ended September 30, 1996, cash generated by operating activities was $256,507, compared to cash used of ($987,713) for the six months ended September 30, 1995. The improvement in the amount of cash generated by operating activities is primarily due to the reduction of $1,092,356 in the amount of the net loss for the six months ended September 30, 1996 from the comparable period of 1995.
In addition, a decrease of $140,657 in accounts receivable contributed to this improvement, offset by decreases in accounts payable and accrued expenses totaling $67,751.

     Net cash provided by operation of the oil field services segment was $623,988 for the six months ended September 30, 1996. Net cash used by the operation of the environmental services segment was ($54,204). Net cash used by the operation of the oil and gas segment was ($63,634). Net cash used by the operation of corporate activities was ($180,163) plus $139,440 of net interest expense.

     Net cash used in investing activities during the three months ended September 30, 1996, was ($77,199) compared to $10,041 for the comparable period of 1995. The change was primarily due to the receipt of proceeds of equipment sales of $113,140 in 1995. Net cash used in investing activities during the six months ended September 30, 1996 was ($343,395) compared to ($83,606) for the six months ended September 30, 1995. The increase is primarily due to the investment to develop gas production properties of $243,444 and lack of sales of surplus equipment in 1996.

     The Company drew $96,000 on a bank line of credit during the six months ended September 30, 1996 and received $395,000 from the issuance of common stock in the exercise of options and warrants. This cash received from financing activities was reduced by the repayment of ($157,744) of long term debt. On May 31, 1995, the Company obtained $2,500,000 in long-term financing from Seymour, Inc. (Seymour) collateralized by substantially all of the tangible property and equipment of its wholly owned subsidiary, Consolidated Industrial Services, Inc. The note required monthly payments of interest at 10% for a period of six months beginning July 1995. Thereafter, monthly payments of principal and interest in the amount of $41,503 are due until maturity, June 1998. The agreement also contains certain restrictive covenants with respect to dividends, acquisitions and capital expenditures. Proceeds from the note were used to refinance $1,500,000 in short-term borrowings and provide additional working capital for the Company.

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

     The Company intends to drill an additional five gas wells in southeastern Colorado prior to December 31, 1996, and at least ten additional wells during each of the next four years. This pace of development will meet lease requirements to allow the Company to continue to develop the property. Financing for this future development will be necessary and is expected to be obtained by borrowing based on the production and reserves of the existing wells or by pre-selling the gas produced by these wells. However, there is no assurance that the Company will be successful in obtaining such financing.

     In addition, a gathering system must be installed to transport gas produced by the wells to the main pipeline. The Company intends to construct and operate this system with the assistance of an outside party who specializes in this aspect of the transportation business. This construction will be primarily funded by proceeds of recent sales of common stock in the exercise of existing warrants and options.

     During the third and fourth quarters of the year ended March 31, 1996, and continuing in subsequent months, the Company has made significant reductions in operating expenses through reductions in personnel and facilities. Expenses for research and development activities in the water treatment areas have been contractually transferred to others under licensing agreements, or reduced to only activities necessary for the Company's water treatment service operations. Corporate and sales activities have been consolidated into the operating facility in Chanute, Kansas, eliminating the office in Lenexa, Kansas.

     Operations of the Company have generated adequate cash flow to service continuing operations during the fourth quarter of the year ended March 31, 1996, and the six months ended September 30, 1996. Management believes that this level is suitable and adequate to service continuing operations and obligations. Additional gas wells will be drilled and completed only when additional financing is obtained specifically for that purpose.

     During October 1996, the Company entered into a management and lease agreement with another company which will operate the Chanute water treatment facilities and the Wyoming brine water treatment plant. The initial term of the lease is for five years with minimum lease payments to be received of $80,000 per year. In addition, the lease calls for percentage rents at 4-1/2% of revenues above a base level, and includes an option to extend the lease term for two additional years at $85,000 per year, and a second option to extend the lease for an additional seven years at $90,000 per year.

                    PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 - Financial Data Schedule - Filed herewith electronically

         (b)  Reports on Form 8-K - None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INFINITY, INC.


                                    By:/s/ Stanton E. Ross
                                       Stanton E. Ross
                                       President

Date:  November 13, 1996

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically