Form 10QSB
period 1996-12-31
INFINITY INC
filed 1997-02-10
CIK 822746

          UNITED STATES SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

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

                            Yes X             No___

As of December 31, 1996, 9,477,228 shares of common stock, $.001 par value per share, were outstanding.

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

Item 2.   Management's Discussion and Analysis
          or Plan of Operations...............................11-14

PART II:  OTHER INFORMATION....................................  15

                 INFINITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                                                     December 31,  March 31,
                                                         1996     1996 (Note)
                              ASSETS
CURRENT ASSETS
     Cash                                           $   300,524  $   183,402
     Accounts receivable, less allowance
       for doubtful accounts                            324,062      466,128
     Inventories                                        184,687      208,979
     Prepaid expenses                                    23,203       23,885

           TOTAL CURRENT ASSETS                     $   832,476  $   882,394

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation                            4,252,051    4,633,976
OIL AND GAS PROPERTIES NOT SUBJECT TO
  AMORTIZATION using the full cost method             1,193,170      662,730
INTANGIBLE ASSETS, at cost, less
  accumulated amortization                              255,442      271,082

                                                    $ 6,533,139  $ 6,450,182
                           LIABILITIES
CURRENT LIABILITIES
     Accounts payable                               $   435,092  $   514,164
     Accrued expenses                                   332,130      342,296
     Current portion of deferred revenue                 60,000       60,000
     Notes payable                                            -            -
     Current portion of long-term debt                  316,177      287,913

           TOTAL CURRENT LIABILITIES                $ 1,143,399  $ 1,204,373

LONG-TERM LIABILITIES
     Long-term debt, less current portion above     $ 1,985,552  $ 2,262,058
     Note payable, related party                        309,968      309,968
     Deferred revenue, less current portion above       176,611      206,208

           TOTAL LIABILITIES                        $ 3,615,530  $ 3,982,607

                       STOCKHOLDERS' EQUITY
CAPITAL CONTRIBUTED
     Common stock, par value $.0001, authorized
       300,000,000 shares, issued and outstanding
       9,477,228 shares; 8,731,395 shares           $       948  $       873
     Additional paid-in capital                       7,697,893    7,115,468

           TOTAL CAPITAL CONTRIBUTED                $ 7,698,841  $ 7,116,341

RETAINED EARNINGS(DEFICIT)                          $(4,781,232) $(4,648,766)

     TOTAL STOCKHOLDERS' EQUITY                     $ 2,917,609  $ 2,467,575

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 6,533,139  $ 6,450,182

The consolidated balance sheet at March 31, 1996 has been derived from the audited financial statements at that date.

                See Notes to Financial Statements.

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Three Months Ended December 31,
                                                     1996      Restated 1995

NET SALES                                        $ 1,201,872    $1,009,675

COST OF GOODS SOLD                                   632,825       630,541

      GROSS PROFIT                                   569,047       379,134

OPERATING EXPENSES
      Salaries                                       148,252       202,349
      Taxes                                           45,634        52,728
      Consulting fees                                  8,583         6,936
      Professional services                            6,608        21,993
      Research & development                           1,461        16,997
      Travel & entertainment                           6,712        10,461
      Insurance                                       57,589        73,760
      Advertising                                      1,659         4,720
      Office supplies and expense                     11,471        11,550
      Telephone                                       24,076        27,618
      Rent & utilities                                30,999        44,135
      Depreciation & amortization                    169,060       171,221
      Other expenses                                  21,949        25,712

            TOTAL OPERATING EXPENSES             $   534,054    $  670,180

            OPERATING INCOME (LOSS)                   34,993      (291,046)

OTHER INCOME (EXPENSE)
      Interest income & finance charges                   29           705
      Interest expense                               (69,973)      (75,361)
      Rent income                                     16,556             -
      Gain (Loss) on sales of assets                  31,126        (6,121)

            TOTAL OTHER INCOME (EXPENSE)         $   (22,262)   $  (80,777)

            NET INCOME (LOSS)                    $    12,731    $ (371,823)

            NET LOSS PER COMMON SHARE            $     (0.00)   $    (0.05)

            Weighted Average Shares Outstanding    9,453,315     7,920,052

                 See Notes to Financial Statements.

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Nine Months Ended December 31,
                                                     1996      Restated 1995

NET SALES                                        $ 3,899,613   $ 3,423,783

COST OF GOODS SOLD                                 2,084,434     2,427,740

      GROSS PROFIT                                 1,815,179       996,043

OPERATING EXPENSES
      Salaries                                       493,343       662,963
      Taxes                                          158,710       295,582
      Consulting fees                                 32,238        36,235
      Professional services                           51,917        94,396
      Research & development                           4,638        53,974
      Travel & entertainment                          27,779        66,443
      Insurance                                      200,021       211,206
      Advertising                                      7,430        10,921
      Office supplies and expense                     42,301        49,752
      Telephone                                       79,780        90,554
      Rent & utilities                               102,596       126,965
      Depreciation & amortization                    505,941       513,223
      Other expenses                                  84,387        75,406

            TOTAL OPERATING EXPENSES             $ 1,791,081   $ 2,287,620

            OPERATING INCOME (LOSS)                   24,098    (1,291,577)

OTHER INCOME (EXPENSE)
      Interest income & finance charges                5,168         7,357
      Interest expense                              (209,414)     (202,012)
      Rent income                                     16,556             -
      Gain (Loss) on sales of assets                  31,126      (123,142)

            TOTAL OTHER INCOME (EXPENSE)         $  (156,564)  $  (317,797)

            NET INCOME (LOSS)                    $  (132,466)  $(1,609,374)

            NET LOSS PER COMMON SHARE            $     (0.01)  $     (0.20)

            Weighted Average Shares Outstanding    8,832,335     7,889,945

                See Notes to Financial Statements.

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Three Months Ended December 31,
                                                   1996       Restated 1995

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (loss)                             $   12,729    $   (371,823)
  Adjustments to reconcile net loss to
    net cash used in operating activities
  Depreciation and amortization                    169,060         171,221
  Loss (Gain) on Sale of Assets                    (31,126)          6,121
  (Increase) decrease in operating assets
    Accounts receivable                              1,409         367,961
    Inventories                                      2,931          17,165
    Prepaid expenses                                 5,698         (51,254)
  Increase (decrease) in operating liabilities
    Accounts payable                               (39,344)       (203,443)
    Accrued expenses                                17,857         (23,012)
    Deferred revenue                                (5,167)         (1,934)

      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                       134,047         (88,998)

CASH FLOWS USED IN INVESTING ACTIVITIES

  Purchasing of property and equipment             (43,219)        (50,456)
  Proceeds of equipment sold                        96,548          12,171
  Investment in Oil and Gas Properties            (291,957)              -
  Investment in intangible assets                  (25,667)         (2,266)

      NET CASH USED IN INVESTING ACTIVITIES       (264,295)        (40,551)

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of note payable                              -               -
  Increase (Decrease) in notes payable             (96,000)         87,000
  Increase in long-term debt                             -               -
  Proceeds from issuance of common stock           187,500           4,701
  Repayment of long-term debt                      (90,498)        (32,808)

      NET CASH PROVIDED BY FINANCING ACTIVITIES      1,002          58,893

      NET INCREASE (DECREASE) IN CASH             (129,246)        (70,656)

CASH, BEGINNING OF PERIOD                          429,770         266,655

      CASH, END OF PERIOD                       $  300,524    $    195,999

                See Notes to Financial Statements.

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Nine Months Ended December 31,
                                                   1996       Restated 1995
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (loss)                             $ (132,466)   $ (1,609,374)
  Adjustments to reconcile net loss to
    net cash used in operating activities
  Depreciation and amortization                    505,941         513,223
  Loss (Gain) on Sale of Assets                    (31,126)        123,142
  (Increase) decrease in operating assets
    Accounts receivable                            142,066         (33,742)
    Inventories                                     24,292           4,108
    Prepaid expenses                                   682         (38,330)
  Increase (decrease) in operating liabilities
    Accounts payable                               (79,072)         98,256
    Accrued expenses                               (10,166)       (109,637)
    Deferred revenue                               (29,597)        (24,357)

      NET CASH USED IN OPERATING ACTIVITIES        390,554      (1,076,711)

CASH FLOWS USED IN INVESTING ACTIVITIES

  Purchasing of property and equipment            (128,670)       (238,808)
  Proceeds of equipment sold                        96,548         132,811
  Investment in Oil and Gas Properties            (535,401)              -
  Investment in intangible assets                  (40,167)        (18,160)

      NET CASH USED IN INVESTING ACTIVITIES       (607,690)       (124,157)

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of note payable                              -         (28,632)
  Increase (Decrease) in notes payable                   -          87,000
  Increase in long-term debt                             -       2,572,500
  Proceeds from issuance of common stock           582,500          77,627
  Repayment of long-term debt                     (248,242)     (1,541,911)

      NET CASH PROVIDED BY FINANCING ACTIVITIES    334,258       1,166,584

      NET INCREASE (DECREASE) IN CASH              117,122         (34,284)

CASH, BEGINNING OF PERIOD                          183,402         230,283

      CASH, END OF PERIOD                        $ 300,524    $    195,999

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

OTHER SUBSIDIARIES

Infinity Oil and Gas, Inc.
     (incorporated during the year ended March 31, 1996)

(2)  EARNING (LOSS) PER SHARE

Loss per share is based on the weighted average number of shares outstanding. The number of shares used in the calculation was 9,453,315, and 7,920,052 for the three month periods and 8,832,335 and 7,889,945 for the nine month periods ended December 31, 1996 and 1995, respectively. Common stock equivalents are not included in the computation because their inclusion would be anti-dilutive.

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

                 INFINITY, INC. AND SUBSIDIARIES
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           (Continued)

(4)  SHORT-TERM BORROWINGS

At December 31, 1996, the Company's subsidiary, Consolidated Industrial Services, Inc. (CIS), had a $100,000 line of credit available which expires March 1997. The line of credit is collateralized by certain equipment with interest at 2% above the lender's corporate base rate. As of December 31, 1996, CIS had no balance drawn on the line of credit.

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

(6)   BASIS OF PRESENTATION

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(7)   FINANCIAL STATEMENT

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

                 INFINITY, INC. AND SUBSIDIARIES
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           (Continued)

As a result of the note reduction, the original purchase price of the COWS assets was decreased by $538,910 and the consolidated financial statements for the year ended March 31, 1994 were retroactively restated to reflect this adjustment. The effect of the adjustment, net of deferred income taxes, was to decrease the total assets by $525,437, decrease total liabilities by $549,688 and to increase stockholders' equity by $24,251. After further review, the company determined that this note reduction should have been recorded as a gain from refinancing. Accordingly, the consolidated financial statements for the year ended March 31, 1995 were retroactively restated to reflect this adjustment. The effect of this adjustment at March 31, 1995, net of deferred income taxes, was to increase total assets and increase total stockholders' equity by $471,546. The following table reconciles quarterly prior year information, as previously reported, with information subsequent to the adjustment for the gain on refinancing for the three month and nine month periods ended December 31, 1995.

                                                Three Months   Nine Months

Net (loss), as previously reported              $  (358,350)  $(1,568,955)
     Adjustment to depreciation expense             (13,473)   (   40,419)

Net (loss), as restated                         $  (371,823)  $(1,609,374)

Net (loss) per share, as previously reported    $      (.05)  $      (.20)
     Adjustment to depreciation expense         $      (.00)  $      (.00)

Net (loss) per share, as restated               $      (.05)  $      (.20)

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

     In January 1994, the Company's wholly-owned subsidiary, Consolidated Industrial Services, Inc., purchased substantially all of the assets, oper-ating rights and certain liabilities of Consolidated Oil Well Services, Inc. The consolidated statements of operations include the results of operations related to this acquisition for the period subsequent to January 1, 1994.

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

     RESULTS OF OPERATIONS

     The oil field services segment of the Company generated $1,137,676 in revenues and $588,879 in cost of sales during the three months ended December 31, 1996, compared to $1,010,293 in revenues and $586,610 in cost of sales for the three months ended December 31, 1995. The operating expenses incurred by the oil field services segment of the Company were $380,636 for the three months ended December 31, 1996 and $377,932 for the three months ended December 31, 1995. Net operating income for this segment improved to a profit of $168,161 for the three months ended December 31, 1996 from a profit of $45,751 for the three months ended December 31, 1995.

     The oilfield services segment generated $3,633,068 in revenues and $1,891,586 in cost of sales during the nine months ended December 31,1996, compared to $2,838,770 in revenues and $1,640,628 in cost of sales for the nine months ended December 31, 1995. Operating expenses were $1,173,653 for the nine months ended December 31, 1996 and $1,259,013 for the nine months ended December 31, 1995. Net operating income for this segment improved to a profit of $544,079 for the nine months ended December 31, 1996 from a loss of ($60,871) for the nine months ended December 31, 1995. Depreciation and amortization expense included in operating expenses for the oil field services division was $126,197 for the three months ended December 31, 1996, and $127,132 for the three months ended December 31, 1995, $372,107 for the nine months ended December 31, 1996, and $381,569 for the nine months ended December 31, 1995. The improved results of the oil field services segment are due primarily to increased activity in Colorado and Oklahoma. During the nine months ended December 31, 1996, revenues from Oklahoma and Colorado increased approximately $960,000 over 1995 amounts, approximately double the prior year activity in those areas.

     The environmental services segment of the Company which includes all water treatment activities, generated $64,196 in revenues, $16,556 in rental income and $43,.026 in cost of sales during the three months ended December 31, 1996, compared to $29,412 in revenues and $43,931 in cost of sales for the three months ended December 31, 1995. Operating expenses incurred by the environmental services division were $54,265 for the three months ended December 31, 1996, and $180,864 for the three months ended December 31, 1995, including depreciation and amortization expense of $41,686 for the three months ended December 31, 1996 and $41,067 for the three months ended December 31, 1995. Net operating income for this segment improved to an operating loss of ($16,539) for the three months ended December 31, 1996 from an operating loss of ($224,211) for the three months ended December 31, 1995.

     The environmental services segment of the Company generated $266,545 in revenues and $190,444 in cost of sales during the nine months ended December 31, 1996, compared to $585,013 in revenues and $785,910 in cost of sales for the nine months ended December 31, 1995. Operating expenses were $245,535 for the nine months ended December 31,1996 and $658,837 for the nine months ended December 31, 1995, including depreciation and amortization expense of $123,820 for the nine months ended December 31, 1996 and $123,197 for the nine months ended December 31, 1995. Net operating income for this segment improved to an operating loss of ($152,878) for the nine months ending December 31, 1996 from an operating loss of ($859,735) for the nine months ended December 31, 1995. The substantial decreases in cost of sales and operating expenses were the result of a reduction in research and development activities, changes in the operation of the wastewater treatment plant in Cheyenne, Wyoming, and the transfer in October 1996 of operating responsibility for all water treatment facilities to a third party.

     On October 22, 1996, the Company entered into a five year management and lease agreement which transfers operating responsibility for this segment to an outside party. The Company will receive initial payments of $80,000 per year plus a percentage of revenues of certain levels.

     The oil and gas production segment of the Company incurred expenses of $42,766 during the three months ended December 31, 1996 and $131,701 during
the nine months ended December 31, 1996.   Corresponding expenses incurred in
the three and nine month periods ended December 31, 1995 were $34,982 and $56,423, respectively. During the last twelve months, this segment invested $1,193,170 to acquire property rights and drill twenty gas wells. The company expects to complete these wells and the related pipeline system and to begin earning revenue from the production of gas during March 1997.

     Expenses incurred in corporate activities were $56.388 for the three months ended December 31, 1996, $76,402 for the three months ended December 31, 1995, $242,596 for the nine months ended December 31,1996 and $313,046 for the nine months ended December 31, 1995. This reduction was substantially achieved by the reduction of consulting fees, professional services and facility costs.

     Other income increased due to the sale of certain assets and the rental income received from the new operators of the water treatment facilities.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had a working capital deficit of ($310,923) compared to a working capital deficit of ($321,979) at March 31, 1996. The stability in working capital is primarily due to the improvement of operating results and the use of proceeds of sales of common stock to develop gas properties in southeastern Colorado.

     The Company presently has outstanding warrants to purchase shares of Common Stock which, if all were to be exercised, could result in gross proceeds of approximately $2,465,616. The Company intends to file an amendment to the registration statement relating to the warrants during the next nine months; however, there is no assurance that the Company will be successful in obtaining the exercise of any of the warrants.

     In addition, the Company also issued warrants in conjunction with the long-term financing on May 31, 1995 which, if exercised, would result in gross proceeds of $2,500,000. These warrants can be exercised any time prior to August 31, 1998.

     During the three month period ended December 31, 1996, cash generated by operating activities was $134,047 compared to cash used of ($88,998) for the three months ended December 31, 1995. During the nine months ended December 31, 1996, cash generated by operating activities was $390,554, compared to cash used of ($1,076,711) for the nine months ended December 31, 1995. The improvement in the amount of cash generated was due to reduction of research and development activities, reduction of water treatment activities and emphasis on the improving oil field services activities. A decrease of $142,066 in the accounts receivable balance contributed to this improvement, offset by decreases amounts owed for accounts payable and accrued expenses totaling $89,238.

     Net cash provided by operations of the oil field services segment was $916,186 for the nine months ended December 31, 1996. Net cash used by operations of the environmental services segment was ($45,614). Net cash used by operations of the oil and gas segment was ($107,005). Net cash used by corporate activities was ($233,528) plus $209,414 of net interest expense.

     Cash flows used in investing activities during the three months ended December 31, 1996, were ($264,295) compared to ($40,551) for the comparable period of 1995. The change was primarily due to the investment of $291,957 in gas production properties. Cash flows used in investing activities during the nine months ended December 31, 1996 were ($607,690) compared to ($124,157) for the nine months ended December 31, 1995. The change also is primarily due to the investment of $535,401 in gas production properties which are expected to begin production during March 1997.

     The Company received $582,500 from the issuance of common stock in the exercise of options and warrants during the nine months ended December 31, 1996. This cash received from financing activities was reduced by the payment of ($248,242) on long term debt.

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

     The Company is presently completing a group of twenty gas wells in southeastern Colorado and constructing an internal pipeline system to gather the gas produced and transport it to interstate markets. This development and construction is primarily funded by proceeds of recent sales of common stock in the exercise of existing warrants and options. The company does not have any other material commitments for capital expenditures as of the filing of this Report. However, the Company is required to drill a number of gas wells in its Raton Basin property in order to retain its rights to further develop this leased property.

     The Company drilled twenty gas wells in southeastern Colorado during the last twelve months, and intends to drill at least ten additional wells during each of the next four years. This pace of development will meet lease requirements to allow the Company to continue to develop the property. Financing for this future development will be necessary and is expected to be obtained by borrowing based on the production and reserves of the existing wells or by pre-selling the gas produced by these wells. However, there is no assurance that the Company will be successful in obtaining such financing.

     During the third and fourth quarters of the year ended March 31, 1996, and continuing in subsequent months, the Company has made significant reductions in operating expenses through reductions in personnel and facilities. Expenses for research and development activities in the water treatment areas have been contractually transferred to others under licensing agreements. The operation of the water treatment facilities has been transferred to a third party. Corporate and sales activities have been consolidated into the operating facility in Chanute, Kansas, eliminating the office in Lenexa, Kansas. Oil well service activity has improved significantly in Oklahoma and Colorado and gas sales are expected to commence soon.

     Operations of the Company have generated adequate cash flow to service continuing operations during the fourth quarter of the year ended March 31, 1996, and the nine months ended December 31, 1996. Management believes that this level is suitable and adequate to service continuing operations and obligations. Additional gas wells will be drilled and completed only when additional financing is obtained specifically for that purpose.

     During October 1996, the Company entered into a management and lease agreement with an environmental services company which will operate the Chanute, Kansas and Cheyenne, Wyoming water treatment facilities. The initial term of the agreement is for five years with minimum lease payments to be received of $80,000 per year. In addition, the lease calls for percentage rents at 4-1/2% of revenues above a base level, and includes an option to extend the lease term for two additional years at $85,000 per year, and a second option to extend the lease for an additional seven years at $90,000 per year.

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
Date:  February 10, 1997

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically