Form 10-K
period 1997-03-31
INFINITY INC
filed 1997-07-14
CIK 822746

                U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the Fiscal Year ended:  March 31, 1997

      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ___________ to ___________

                        Commission File No. 0-17204

                              INFINITY, INC.
 ----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

           Colorado                                     84-1070066
-------------------------------                   ------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identi-
Incorporation or Organization)                       fication Number)

                  211 West 14th Street, Chanute, Kansas 66720
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (316) 431-6200

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]   No [  ]

As of June 18, 1997, 10,160,939 Shares of the Registrant's $.0001 Par Value Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $18,116,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year:  $5,035,338.

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     Infinity, Inc. (the "Company") was organized as a Colorado corporation on April 2, 1987, for the purpose of searching for and acquiring a business combination candidate.

     On August 17, 1988, the Company completed a public offering of Units consisting of stock and warrants, for net proceeds of approximately $369,716.

     On March 10, 1992, the Company acquired all of the outstanding stock of Infinity Research and Development, Inc. ("IRD"), formerly named Phoenix Research & Development Corporation, in exchange for the issuance of shares of the Company's Common and Preferred Stock. IRD was incorporated under the laws of the State of Missouri on December 18, 1991, for the purpose of acquiring the rights to a technology to remove contaminants from waste-water, and to manufacture and market products using this technology.

     On December 15, 1993, the Company acquired all of the outstanding stock of L.D.C. Food Systems, Inc. ("LDC"), a New Jersey corporation, in exchange for the issuance of shares of the Company's Common Stock. LDC holds the rights to patents relating to a poultry carcass chiller system for purifying contaminated waste water from poultry processing operations. During the year ended March 31, 1995, the Company obtained orders for two systems incorporating this technology. During the year ended March 31, 1996 this prototype system was sold to The BOC Group, Inc. ("BOC") in conjunction with a licensing agreement under which BOC will complete the pursuit of necessary government approvals and market the systems internationally to the food industry.

     On January 21, 1994, Consolidated Industrial Services, Inc. ("Consolidated"), a newly-formed, wholly-owned subsidiary of the Company, acquired substantially all of the assets and operations, and assumed certain liabilities, of Consolidated Oil Well Services, Inc. ("COWS") pursuant to an Asset Purchase Agreement dated January 7, 1994 ("Agreement"), among the Company, Consolidated, COWS and Edsel E. Noland, the President and sole shareholder of COWS, for consideration valued at $5,000,000. The consideration consisted of $1,000,000 in cash, 555,556 shares of the Company's authorized but previously unissued Common Stock, and promissory notes from Consolidated totaling $2,000,000. During the 3 months ended March 31, 1994, $600,000 was paid toward the $2,000,000 in notes. During the year ended March 31, 1995, the remainder of the $2,000,000 in notes was settled.

     COWS was established in 1957 by Edsel E. Noland, and has been engaged in providing services to the oil and gas well industry in Kansas and portions of surrounding states. This business has included providing fracturing, cementing, acidizing, and nitrogen services as well as trucking of fluids. As a result of the acquisition, Consolidated now operates approximately 130 pieces of oil field equipment, and employs approximately 70 people. Consolidated continued the oil field services business acquired and expanded such services to include on-site hazardous and non-hazardous waste stabilization services for private industry and government agencies. Consolidated uses some of the trucks acquired from COWS to haul waste water from customers' sites to a 20,000 gallon per day waste water treatment facility constructed on COWS' 17.5 acre site in Chanute, Kansas. This facility is the first centralized waste water treatment facility in Kansas.

     Consolidated also built a waste water and brine water treatment plant in the Silo oil field near Cheyenne, Wyoming. This plant treats nonhazardous industrial waste water and the brine water which is a by-product of a producing oil field to meet standards necessary for surface discharge.

     During October 1996, the Company entered into a management and lease agreement with an environmental services company which operates both the Chanute, Kansas and the Cheyenne, Wyoming water treatment facilities.

     In September 1995, Infinity Oil & Gas, Inc. ("IOG") was created to pursue exploration and development opportunities in the oil and gas industry. The Company owned 55% of the common shares of IOG for which it paid $550 and during the year ended March 31, 1996, invested $120,000 in Preferred Stock. From April 1, 1996 through February 1997, the Company invested an additional $59,000 in preferred stock.

     During February 1997, the Company and IOG agreed to the cancellation of the Company's Preferred Stock and a portion of its Common Stock, reducing the Company's ownership in IOG to 10% of its Common Stock. In exchange for such cancellation, the Company received a promissory note in the amount of $50,000 due in full in February 2000 and bearing interest at 12% per annum, secured by stock held in IOG's treasury. In addition, the Company will receive an overriding royalty on certain oil and gas leases held by IOG known as the "Redstone Project." The amount of the overriding royalty will be based on the terms of the sale of the Redstone Project by IOG.

     In November 1995, CIS Oil and Gas, Inc. ("COG"), a wholly-owned subsidiary, was created to acquire mineral rights and to develop and operate properties. During the year ended March 31, 1996 COG acquired rights to approximately 24,000 acres of land in the Raton Basin in Southeastern Colorado, and drilled fifteen wells to produce coal methane gas from this property. During the year ended March 31, 1997, the Company drilled an additional five wells and built a pipeline system on the property to connect the wells to the Colorado Interstate Gas pipeline. The Company anticipates increasing gas production from these wells and four preexisting wells during the coming year while it continues to develop the property.

     In January 1997, Consolidated Pipeline, Inc. ("CPI"), a wholly-owned subsidiary, was reorganized to operate the Company's gas gathering pipeline system constructed to connect the wells on the Raton property to the Colorado Interstate Gas pipeline.

     Unless the context otherwise requires, Infinity, Inc. and its subsidiaries, Consolidated, IRD, LDC, COG and CPI are referred to herein collectively as the "Company."

     On November 30, 1993, the Company effected a 1 for 12 reverse split of its outstanding Common Stock. All financial information and share data in this Report give retroactive effect to this reverse split.

THE COMPANY

     Infinity, Inc. (the "Company"), through its subsidiaries, is engaged in providing oil field services, and in developing and operating oil and gas properties. The Company also leases and licenses water treatment facilities and technologies which it previously developed and operated.

     The Company's CIS Oil & Gas, Inc. ("COG") subsidiary leases mineral rights to approximately 24,000 acres of land in the Raton Basin area of Southeastern Colorado, and has drilled twenty (20) wells on this property.
COG will continue to develop and operate this property while seeking additional properties to develop. The Company's Consolidated Pipeline, Inc. ("CPI") subsidiary operates the pipeline used to transport gas produced in the Company's Raton Basin property from the wells to the interstate carrier.

     The Company's Consolidated Industrial Services, Inc. ("Consolidated") subsidiary provides services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping and water hauling. Consolidated previously provided on-site remediation services for hazardous and non-hazardous waste, and operated a centralized water treatment facility and facilities to treat brine water produced by oil and gas wells. These facilities are now leased to and operated by an unrelated environmental services company.

     The Company's Infinity Research and Development, Inc. ("IRD") and LDC Food Systems, Inc. ("LDC") subsidiaries have developed two specialized water treatment technologies: (1) thin film electrocoagulation and (2) chiller loop filtration and ozone sanitation (or "chiller loop technology"). These technologies are being used by the Company to custom design and install custom water treatment equipment. The Company believes that these technologies are adaptable for use in the food processing, garment, textile, gas pipeline, metal finishing and paint manufacturing industries. The Company developed, manufactured and installed one system with the Company's chiller loop technology, which was installed at a major poultry processing plant and obtained final approval by the United States Department of Agriculture (USDA). The Company sold this operating system to The BOC Group, Inc. ("BOC") in February 1996 in conjunction with a licensing and marketing agreement under which BOC will pursue final regulatory approvals and will market the chiller loop technology to the food industry both nationally and internationally.

BUSINESS OF COG AND CPI

     COG identifies and pursues development, exploration and operating opportunities in the oil and gas industry. CPI operates the internal pipeline which transports produced gas from each well on the Raton Basin property to the interstate carrier.

     RATON BASIN

     The Company has acquired through lease the mineral rights to approximately 24,000 acres of land in the Raton Basin of Southeastern Colorado. This area has seen significant growth in activity in recent years as several major companies in the energy exploration industry have started development work. This activity was spurred by the completion through the area of the Colorado Interstate Gas ("CIG") pipeline which provides a means to sell gas produced in the area to eastern markets where prices are generally higher than in the Rocky Mountain area.

     The property leased by the Company is over several strata of known coal deposits at depths of less than 1,200 feet. This allows the Company to drill to these shallow levels to retrieve the coal methane gas using techniques developed over many years in the coal fields of Southeastern Kansas where available resources were relatively small. These techniques applied to these shallow wells in Colorado provide the Company with significant cost advantages over other companies whose techniques are based on deeper wells and larger resources.

     The Company has drilled twenty wells on this property and has connected 19 of the 20 wells to the CIG pipeline. Production on all 19 wells had started by June 30, 1997.

     The Company anticipates drilling no fewer than ten additional wells in 1997 and no fewer than ten additional wells each year through the year 2000 to maintain rights to develop the entire property.

     Under current regulations this property could support more than 130 wells, so the Company anticipates that development will occur faster than these minimum levels.

     CURRENT DRILLING OPERATIONS

     The Company has drilled twenty coal methane gas wells in the Raton Basin in Southeastern Colorado. Fifteen of these wells were drilled during February 1996 and five were drilled during December 1996.

     The Company completed these wells and related gathering systems and commenced production in April 1997. The Company intends to drill a minimum of an additional ten wells in this area by December 31, 1997.

     The Company owned no oil or gas properties and had no drilling or production activities prior to the drilling of the fifteen wells during the year ended March 31, 1996. All twenty of the development wells which the Company has drilled thus far were completed and nineteen are hooked up and are producing gas.

OIL AND GAS INTERESTS IN LEASEHOLD ACREAGE

     The Company holds oil and gas interests in the Raton Basin in Southeastern Colorado as of March 31, 1997 as follows:

                  Undeveloped Acreage
                        Gross                   20,160
                        Net                     20,160

                  Developed Acreage
                        Gross                    3,840
                        Net                      2,880

     GAS WELLS

     At March 31, 1997, the Company had both gross and net interests in twenty gas wells based on working interests currently in effect.

     The group which assigned the leases on this property to the Company has an option to obtain a twenty-five percent working interest in these wells within six months of the completion of twenty wells. This option, if exercised, would reduce the number of net wells to 15. In addition, the Company will receive a seventy-five percent working interest in four existing wells when the wells are connected to the pipeline and begin production. If all twenty-four existing wells are connected to the pipeline and begin production and the twenty-five percent back-in option is exercised, the Company will have 24 gross gas wells and 18 net gas wells.

     PRODUCTION, PRICE AND COST DATA

     The Company began acquisition and development activities relating to oil and gas properties in January 1996. During the years ended March 31, 1996 and

March 31, 1997, no oil or gas had been produced by the Company, and average selling prices and average production costs had not been established.

     During the year ended March 31, 1997, the Company incurred no operating expenses in conjunction with oil and gas production activities. Information concerning the Company's reserves appears as Unaudited Supplemental Information Pursuant to Oil and Gas Activities following the notes to financial statements. Information regarding the Company's oil and gas reserves was determined by Fairchild, Ansell & Wells, Inc., petroleum and environmental consultants.

     The Company presently has no agreements or commitments to provide quantities of oil or gas in the future. The Company has not reported information on oil or gas reserves to any federal agency or authority.

     OTHER PROPERTIES

     The Company continues to evaluate opportunities of both developed and undeveloped properties where the experienced employees and specialized equipment of Consolidated can enhance the value of the property. Potential properties may be relatively shallow deposits to be recovered or could be neglected fields which will benefit from some form of enhancement.

BUSINESS OF CONSOLIDATED

     The Company's Consolidated subsidiary, based in Chanute, Kansas, has been organized into two divisions: Oil field Services and Waste Treatment Services, including On-site Remediation, Wastewater Treatment and Brine Water Treatment. In October 1996, operation of the waste treatment services division was transferred to an environmental services company under a management and lease agreement.

     OIL FIELD SERVICES

     The Oil Field Services Division is based on the business and operations acquired from Consolidated Oil Well Services, Inc. in January 1994. This division provides a number of services relating to the drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping, and water hauling. Consolidated provides these services out of service facilities located in Chanute and Ottawa, Kansas; Bartlesville, Oklahoma; and Trinidad, Colorado, using a fleet of approximately 130 vehicles.

     Consolidated also provides services and expertise to the Company's COG and CPI subsidiaries in support of the exploration, development and operation activities of these subsidiaries.

     WASTE TREATMENT SERVICES

     The On-site Remediation Services Division offered environmental remediation services to companies which generate hazardous and non-hazardous waste. The waste water treatment facility in Chanute, Kansas accepted non-hazardous waste waters from industrial generators for treatment and disposal. The brine water treatment facility near Cheyenne, Wyoming accepted non-hazardous oilfield and industrial waste waters for treatment and disposal. Each of these activities used technologies developed by the company in addition to traditional methods.

     In October 1996, in an effort to focus the Company on the oilfield services and oil and gas production activities, the Company entered into a management and lease agreement with Great Plains Environmental, Inc., an environmental services company, to operate these water treatment divisions.
The initial term of the
agreement is for five years and with minimum lease payments to be received of
$80,000 per year.   In addition, the lease calls for percentage rents at 4-1/2%
of revenues above a base level and includes options to extend the agreement for additional two and seven year terms.

BUSINESS OF IRD AND LDC

     IRD and LDC developed water treatment systems which utilize two specialized water treatment technologies in combination with conventional water treatment equipment. Each of these technologies have been leased or licensed to other companies to pursue additional development.

          THIN FILM ELECTROCOAGULATION

          Prior to the acquisition of LDC, IRD developed a thin film electrocoagulation ("TFEC") wastewater treatment technology that accomplishes the removal of suspended as well as soluble pollutants using sound electrochemical and physical chemistry principles. This technology was included in the management and lease agreements involving the water treatment divisions.

          CHILLER LOOP (OZONE SANITATION) TECHNOLOGY

          LDC holds the rights to patent processes for use in treating poultry industry waste water to allow for the reuse of the waste water. The Company believes that the chiller loop technology offers the following benefits:

          1. Large poultry processing plants would be able to reuse a greater portion of the water they use. Currently, such plants often use over 2 million gallons of water per day.

          2. Waste products can be removed from waste water more economically than the systems presently used in the industry.

          3. The amount of biological contamination which occurs in the processing of poultry is reduced.

          The Company obtained a purchase order for one of these chiller loop filtration and ozone sanitation systems. This first system was fabricated and installed in a poultry processing facility in Gainesville, Georgia. The Company sold this operating system to BOC Group, Inc. ("BOC") in February 1996 in connection with the license agreement described below, and BOC will pursue the final approvals of the United States governmental regulatory agencies and this customer.

          LICENSE AGREEMENT WITH BOC GROUP, INC.

          In January 1996, the Company entered into an Exclusive License Agreement with BOC Group, Inc. ("BOC") pursuant to which BOC received the exclusive right to make, use and sell products using technology based on a patent and a patent application owned by the Company for the Chiller Loop technology in the food and animal processing industry. In exchange for this license, the Company will receive royalties on the sale of licensed products using the patent and/or patent application technologies. Subsequently, the license agreement was amended to expand the exclusive rights of BOC to include all industries. The royalties will be from $8,000 to $15,000 per product, depending on the technologies used, until 1998, and $5,000 to $10,000 per product thereafter. In order to keep the license exclusive, BOC will be required to sell at least ten licensed products per year with the year starting when the first product is sold. As of June 30, 1997, BOC had not sold any products. If less than ten licensed products are sold in a year, BOC may make minimum royalty payments of $80,000 per year to keep the license exclusive.

          The Company retained the rights to make and sell products using the technologies in the licensed fields to companies related to Seymour, Inc., an affiliate of the Company.

ENVIRONMENTAL REGULATION

     The waste water treatment services and systems operated by the Company's licensee are designed to assist industrial, commercial and other entities in complying with complex sets of federal and local environmental regulations. These regulations are monitored by several levels of government including the EPA, state regulatory agencies, and municipal authorities. Although the EPA establishes maximum limits for discharge of pollutants into surface waters, some states have more stringent requirements. There can be no assurance that the Company's services or systems will be able to meet all of the standards now or hereafter set by every regulatory authority.

     In addition, demand for water treatment products is driven in part by the increasingly stringent requirements for the discharge of pollutants. If regulatory authorities decided to reverse the trend and reduce those requirements, the Company's business could be adversely affected.

COMPETITION

     In the oil field services division the Company has only limited competition in southeastern Kansas, whereas in northeastern Oklahoma and Colorado the Company competes with Halliburton Services, a major oil field services company, and two small local companies. If conditions in the industry improve, it is likely that other companies could enter the markets where the Company operates. When compared to Halliburton Services which is a well established company with substantial financial resources, the Company may be at a competitive disadvantage.

     There are many companies in the waste water treatment industry, many of which possess far greater financial resources, name recognition, manufacturing capabilities and marketing experience than the Company. The Company intends to compete with these companies through its management and lease agreement with the environmental services company and through its licensing and marketing agreement with BOC.

     There are several other companies, universities and research organizations which actively engage in the research and development of products which may be competitive with those of the Company. All of these potential competitors, in the future, may offer products which by reason of price or effectiveness may be superior to any of the Company's existing or future products.

MAJOR CUSTOMERS

     During the fiscal year ended March 31, 1996, the Company had no individual customer which accounted for more than 10% of the Company's net sales. During the fiscal year ended March 31, 1997, the Company billed Stroud Oil Properties $646,488 which represents 13% of the Company's net sales.

PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION

     The Company, through its LDC subsidiary, owns the rights to two patents issued by United States Patent and Trademark Office which name Louis D.

Caracciolo, Jr. as inventor. The patents are entitled "Carcass Chiller and Sterilizer" (U.S. Patent No. 4,827,727 issued May 9, 1989) and "Ozonation of Containers" (U.S. Patent No. 4,874,435, issued October 17, 1989). The duration of these patents is seventeen years from the date of issuance. In addition, the Company has pursued additional patent applications in the current year.

     There can be no assurance that the patents held by the Company or recently applied for are enforceable, particularly in view of the high cost of patent litigation, nor can there be any assurance that the Company will derive any competitive advantages therefrom. The patents may be insufficient to prevent competitors from essentially duplicating the product by designing around the patent aspects. In addition, there can be no assurance that the Company's products will not infringe on patents owned by others, license to which may not be available to the Company, nor that competitors will not develop functionally similar products outside the protection of any patents the Company has or may obtain. The Company has obtained no patent infringement abatement insurance policies on its patents.

     The Company does not presently hold any patents on the thin-film electrocoagulation technology used in its waste-water treatment system. The Company does not believe that this technology violates any patents held by others, but there can be no assurance that claims of patent infringement will not be asserted against the Company in the future. The Company presently does not carry insurance which would provide coverage for defense against such claims.

EMPLOYEES

     The Company and its subsidiaries currently have approximately 55 employees. The Company intends to hire additional employees as the development of its business requires.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's headquarters is located in leased facilities at 211 West 14th Street, Chanute, Kansas 66720, along with operating facilities of Consolidated's oil field services division.

     The Company leases facilities in Chanute and Ottawa, Kansas, and Bartlesville, Oklahoma, pursuant to a lease from Consolidated Oil Well
Services, Inc., a shareholder of the Company.   The monthly rent is $3,534,
and the Company also pays all insurance, taxes and operating expenses of these facilities. The lease expires on January 6, 2001. The lease provides the Company with the option to extend the lease for one additional five year period and to purchase these facilities for $496,135 during the term of the lease. In the event the Company exercises this option, all rent paid under the lease will be applied to the purchase price.

     The Company leases facilities in Trinidad, Colorado. The monthly rent is $1,000. The lease began in October 1994, currently expires in October 1997, and contains the option to extend the lease for seven additional one-year periods and to purchase the facility during the term of the lease. In the event the Company exercises this option, all rent paid under the lease will be applied to the purchase price up to a maximum of $60,000.

     The Company also leases property near Cheyenne, Wyoming, which is the site of the brine water treatment facility. Rent on this land lease is $1,000 per year for a term of twenty-five years beginning July 1994. This rent is reimbursed under the management and lease agreement for the water treatment facilities.

     From May 20, 1994 until June 1996, the Company leased office space in Lenexa, Kansas for which it paid $2,105 per month in base rent, and paid a proportionate share of the taxes, insurance and common area charges of the building. The lease expired in June 1996 and was not renewed.

     During the year ended March 31, 1996, the Company acquired direct interests in oil and gas leases on approximately 24,000 acres of land in the Raton Basin in Southeastern Colorado. The Company believes it has satisfactory title to this property based upon generally accepted industry standards. Prior to the commencement of drilling, however, a thorough examination is conducted and material defects, if any, are corrected before proceeding with operations.

     These properties acquired by the Company are leases which require certain drilling activity to retain the Company's interest in the lease. The Company must drill ten additional wells before December 31, 1997, and it must drill ten additional wells during each of the subsequent three years in order to earn the right to develop the entire acreage.

ITEM 3.  LEGAL PROCEEDINGS.

     A former employee of Consolidated Oil Well Services, Inc. and Consolidated Industrial Services, Inc. has alleged that he was unfairly discharged in 1995, when the Company consolidated operations and closed one location and has claimed damages in excess of $10,000. The Company is contesting this claim and expects to be successful in its defense.

     There are no other pending legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS. The Company's Common Stock began trading on the Nasdaq Small-Cap Market on June 29, 1994, under the symbol "IFNY." Prior to that time, the Company's Common Stock was traded on the over-the-counter market and was quoted on the NASD's OTC Bulletin Board. The following table sets forth the high and low sale prices for the Company's securities as reported by the Nasdaq Stock Market.

       QUARTER ENDED                               HIGH       LOW
       -------------                               ----       ---
       June 30, 1995                              $2.625     $1.781
       September 30, 1995                         $2.625     $1.453
       December 31, 1995                          $2.00      $0.50
       March 31, 1996                             $1.969     $0.594

       June 30, 1996                              $1.687     $0.875
       September 30, 1996                         $1.25      $0.75
       December 31, 1996                          $1.875     $1.125
       March 31, 1997                             $2.375     $1.25

     (b) Approximate Number of Holders of Common Stock. The number of record holders of the Company's $.0001 par value common stock at June 17, 1997, was 264 and the Company has over 350 beneficial owners of such stock.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. Pursuant to the terms of the Loan Agreement with Seymour, Inc., the Company is prohibited from paying any dividends, without the prior written consent of Seymour, Inc., until all principal and interest under the $2,500,000 loan have been paid. (See "Item 6. - Liquidity and Capital Resources.")

     (d) Sale of Unregistered Securities. During the fiscal year ended March 31, 1997, the Company issued securities which were not registered under the Securities Act of 1933, as amended, as follows:

     In October 1996, the Company issued 200,000 shares of its Common Stock to an investor upon the exercise of an option, for a total of $187,500 in cash.

     In March 1997, the Company issued 200,000 shares of its Common Stock to Irving Strickstein, a beneficial owner of over 5% of the Company's Common Stock, upon the exercise of an option, for a total of $120,000 in cash.

     In connection with the above issuances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The shares were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The Company was organized as a Colorado corporation on April 2, 1987, for the purpose of searching for and acquiring a business combination candidate. On March 10, 1992, the Company acquired Infinity Research & Development, Inc., then named Phoenix Research & Development Corporation ("PRD"). This acquisition was accounted for as a reverse acquisition. Accordingly, the financial statements reflect the historical financial statements of PRD from its inception on December 18, 1991, through March 10, 1992, and the consolidated financial statements since that date.

     On December 15, 1993, the Company acquired all of the outstanding stock of LDC Food Systems, Inc. ("LDC"). This acquisition was accounted for as a pooling of interests and the financial statements included in this Report reflect the historical statements of LDC from its inception on April 20, 1990, through December 15, 1993, and the consolidated financial statements since that date

     On January 21, 1994, Consolidated Industrial Services, Inc. ("CIS") (incorporated in November 1993 as a wholly-owned subsidiary of the Company), acquired substantially all of the assets except for real estate holdings and advances receivable, and assumed certain liabilities of Consolidated Oil Well Services, Inc. This acquisition was accounted for as a purchase and the financial statements subsequent to January 1, 1994, include the results of operations of the acquired entity from that date. The total consideration given for this purchase was $1,000,000 in cash, 555,556 shares of the Company's common stock and promissory notes totaling $2,000,000. Prior to March 31, 1994, $600,000 of the $2,000,000 amount had been paid, leaving $1,400,000 still owed. During December 1994, the Company reached an agreement with Consolidated Oil Well Services, Inc. ("COWS") whereby COWS accepted a reduced payment of $850,000 in full settlement of the remaining $1,400,000 promissory note. The balance was paid $750,000 in cash and $100,000 in deferred future oil well services. Accordingly, the financial statements at March 31, 1994, were restated to reflect the amount of this reduction of the promissory note payment as a reduction in the purchase price of depreciable equipment. Related depreciation expense and interest expense items were also restated at March 31, 1994.

     Upon further examination of the transactions, the Company determined that the discount on the note payable did not meet the specific criteria of a pre-acquisition contingency and should have been recorded as a gain from extinguishment of debt. Accordingly, the consolidated financial statements for the years ended March 31, 1995 and 1994 have been retroactively restated to correct this accounting treatment. The cost of depreciable equipment acquired has been restored to the original purchase price and related depreciation expense and interest expense items have been restated accordingly at March 31, 1995.

     In September 1995 and November 1995 the Company created Infinity Oil and Gas Inc. and CIS Oil and Gas, Inc., respectively, as newly-formed subsidiaries. Results of operations of these subsidiaries are included in the consolidated financial statements since their respective inception dates.

     In January 1997, the Company reorganized Consolidated Pipeline, Inc. as a subsidiary. Results of operations of this subsidiary have been included in the consolidated financial statements since the date of inception.

     In February 1997, the Company's interest in Infinity Oil & Gas, Inc. was reduced to ten percent of the outstanding common shares with the remaining common shares owned by the officers of the former subsidiary. Results of operations after the date of this transaction have been excluded from the consolidated financial statements and the remaining investment in this former subsidiary is carried as an investment on the cost basis.

     The following discussion relates to the financial statements included in this Report.

RESULTS OF OPERATIONS

     The oil field services segment of the Company generated $4,688,793 in revenues and $2,480,130 in cost of sales during the year ended March 31, 1997, compared to $3,814,456 in revenues and $2,123,195 in cost of sales for the year ended March 31, 1996. The operating expenses incurred by the oil field services segment of the Company were $1,515,883 for the year ended March 31, 1997, and $1,641,931 for the year ended March 31, 1996. Net operating income for this segment improved to a profit of $692,780 for the year ended March 31, 1997, as compared to a profit of $49,330 for the year ended March 31, 1996. The improved results are attributed to the Company being able to significantly increase sales primarily in Colorado and Oklahoma while continuing measures to control costs. Depreciation and amortization expense included in operating expenses for the oil field services division was $496,147 for the year ended March 31, 1997, and $490,517 for the year ended March 31, 1996.

     The environmental services segment of the Company which includes all water treatment activities, generated $346,545 in revenues and $190,215 in cost of sales during the year ended March 31, 1997, compared to $1,092,614 in revenues and $1,204,543 in cost of sales for the year ended March 31, 1996. Operating expenses incurred by the environmental services division were $292,539 for the year ended March 31, 1997, and $839,868 for the year ended March 31, 1996, including depreciation and amortization expense of $171,500 for the year ended March 31, 1997 and $157,539 for the year ended March 31, 1996. The significant drop in revenue, cost of sales and operating expenses resulted from the reduction in water research and treatment activities culminating in the license agreement with BOC Gases in January 1996 and the management and lease agreement with the environmental services company in October 1996. Since completion of these agreements, these activities have operated to collect royalties and rent payments and maintain patent rights and have incurred negligible expense other than depreciation and amortization.

     The oil and gas production segment of the Company was involved in the development of the Raton Basin gas property during the year ended March 31, 1997, and incurred negligible operating expenses. Costs incurred in the development of the wells and the related gathering system were capitalized and will be deducted in future years as gas is produced and sold. Operating expenses of $100,604 were incurred by this segment during the year ended March 31, 1996.

     Expenses incurred in corporate activities were $274,291 for the year ended March 31, 1997, and $435,447 for the year ended March 31, 1996. This reduction was substantially achieved in the area of consulting fees and professional services, and by closing the corporate office in Lenexa, Kansas.

     Operating income for the Company improved to $282,280 for the year ended March 31, 1997, from an operating loss of $(1,438,518) for the year ended March 31, 1996. This improvement was due to strong growth in the oilfield segment of the Company and the reduction in water treatment and research and development activities. Combined sales grew nominally to $5,035,338 for the year ended March 31, 1997, from $4,907,070 for the year ended March 31, 1996, but cost of sales and operating expenses dropped to $2,670,345 and $2,082,713, respectively, from $3,327,738 and $3,017,850, respectively, for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had a working capital deficit of $(1,285,105) compared to a deficit of $(321,979) at March 31, 1996. The reduction in working capital is primarily due to the use of Company resources to develop the gas properties including accounts payable at March 31, 1997, which included development costs totaling $461,255. Production from all 19 wells had started by June 30, 1997. In May 1997, the Company received $450,000 from the sale of common stock.

     During the year ended March 31, 1997, cash generated by operating activities was $892,989 compared to cash used of $(713,140) for the year ended March 31, 1996. The primary reason for the improvement was the fact that the Company had net income of $219,847 in the year ended March 31, 1997, as compared to a net loss of $1,826,439 for the year ended March 31, 1996.

     Net cash provided by the operation of the oil field services segment was $1,188,927. Net cash generated by the operation of the environmental technology segment was $104,942. Net cash used by the operation of corporate activities was $(262,202) plus $104,942 of interest expense paid.

     Cash used in investing activities during the year ended March 31, 1997, was $1,800,988 as compared to $749,172 for the year ended March 31, 1996. The majority of cash used in investing activities for both years was used to develop the coal methane gas production in the Raton Basin in Southeastern Colorado and to replace and upgrade equipment for oil field services. An additional $57,140 was spent to pursue patent filings and financing and lease transactions. These expenditures were offset by proceeds of selling surplus equipment of $70,378.

     During the year ended March 31, 1997, the Company received $812,500 from the sale of common stock, through exercise of warrants and options and drew $284,000 on a bank line of credit.

     The Company presently has outstanding publicly-held warrants to purchase shares of common stock, which if all were to be exercised, could result in gross proceeds of approximately $2,800,000. (This does not include the warrants to purchase 1,250,000 shares held by Seymour, Inc.) The Company intends to file a registration statement relating to the warrants in an effort to obtain the exercise of these warrants. However, there is no assurance that the Company will be successful in obtaining the exercise of any of the warrants.

     At March 31, 1997, the Company's CIS subsidiary held a $300,000 revolving line of credit with a maturity date of August 1997, and the interest rate of 2% over the lender's base corporate rate. The line of credit is secured by a first lien on certain vehicles owned by CIS and accounts receivable.

     On May 31, 1995, the Company obtained $2,500,000 of long-term financing from Seymour, Inc., a manufacturer of equipment for the food processing industry. This note payable requires monthly payments of interest at an annual rate of 10% and monthly installments of principal beginning January 1, 1996. The remaining principal balance matures June 1, 1998. This note payable is secured by a first lien on substantially all equipment and vehicles of the Company's CIS subsidiary. Seymour, Inc. also holds a warrant which allows it to purchase up to 1,250,000 shares of the Company's common stock at a price of $2.00 per share. This warrant is exercisable until ninety days after the promissory note is fully paid.

     The Company does not have any material commitments for capital expenditures as of the filing of this Report. However, the Company is required to drill a number of gas wells in its Raton Basin property in order to retain its rights to further develop this leased property. The Company intends to drill an additional ten gas wells in southeastern Colorado prior to December 31, 1997, and at least ten additional wells during each of the next three years. This pace of development will meet lease requirements to allow the Company to continue to develop the property. Financing for this future development will be necessary and is expected to be obtained by borrowing based on the production and reserves of the existing wells or by preselling the gas produced by these wells. However, there is no assurance that the Company will be successful in obtaining such financing.

     Management believes that the revenues being generated by gas sales together with the proceeds from the sale of common stock will provide sufficient liquidity to meet the Company's working capital needs for the remainder of the fiscal year ended March 31, 1998. Additional gas wells will be drilled and completed only when additional financing is obtained specifically for that purpose.

ITEM 7.  FINANCIAL STATEMENTS.

     Please see pages F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

           NAME          AGE                    POSITIONS HELD
           ----          ---                    --------------
     Stanton E. Ross     35      President, Treasurer and Director
     Don W. Appleby      44      President of Subsidiary and Director
     John C. Garrison    45      Secretary and Director

     STANTON E. ROSS. Mr. Ross has been President, Treasurer and a Director of the Company since March 1992, and serves as an officer and director of each of the Company's subsidiaries. From 1991 until March 1992, he also founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Overland Park, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc. which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc. which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager.

     DON W. APPLEBY. Mr. Appleby has served as President of the Company's IRD subsidiary and as a Director of the Company since August 1995. He has served as President of Seymour, Inc. since October 1992, and served as Operations Manager for Seymour, Inc.'s equipment division from 1990 to 1992. Seymour, Inc. is a 100 year old company which manufactures equipment for the food processing industry. From 1989 to 1990, he was Vice President (with responsibilities in finance and administration) of George E. Failing Company which was engaged in the manufacture of drilling equipment. From 1987 until 1989, Mr. Appleby was Vice President and Chief Financial Officer for Speedstar/AMCA International in Enid, Oklahoma, which was engaged in the manufacture of drilling equipment. From 1975 to 1986, he was a Division Manager for Parker Drilling Company, a large oil well drilling company. Mr. Appleby received a BS/BA degree in Accounting/Finance from the University of Tulsa in 1975. Mr. Appleby devotes approximately 25% of his time to the business of the Company.

     JOHN C. GARRISON. Mr. Garrison has served as Secretary of the Company since August 1994, and as a Director since May 1995. He has been a Certified Public Accountant in public practice providing financial management and accounting services to a variety of businesses for over twenty years. Mr. Garrison holds a Bachelor degree in Accounting from Kansas State University. He devotes over 50% of his time to the business of the Company.

     The Company's Directors hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed from office.

     The Company has no audit, compensation or nominating committee.

     The date of the next annual meeting of the Company will be determined by the Company's Board of Directors in accordance with Colorado law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, the following persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year:

                   NUMBER OF     NUMBER OF TRANSACTIONS     FORMS REQUIRED
     NAME        LATE REPORTS     NOT REPORTED TIMELY        BUT NOT FILED
     ----        ------------    ----------------------     --------------
Don W. Appleby        2                   2                       0
John Garrison         2                   2                       0

ITEM 10.  EXECUTIVE COMPENSATION.

     The following tables set forth information regarding executive compensation for the Company's President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for any of the years ended March 31, 1997, 1996 and 1995:

                          SUMMARY COMPENSATION TABLE
                                                     LONG-TERM COMPENSATION
                                                   --------------------------
                            ANNUAL COMPENSATION        AWARDS         PAYOUTS
                          ----------------------   -----------------  -------
                                                             SECURI-
                                                             TIES
                                                   RE-       UNDERLY-
                                          OTHER    STRICT-   ING                ALL
                                          ANNUAL   ED        OPTIONS           OTHER
NAME AND PRINCIPAL                        COMPEN-  STOCK     /SARs    LTIP     COMPEN-
     POSITION       YEAR  SALARY   BONUS  SATION   AWARD(S)  (NUMBER) PAYOUTS  SATION
------------------  ----  ------   -----  ------   --------  -------- -------  ------
Stanton E. Ross,    1997  $60,000   -0-   $7,800*   -0-      150,000   -0-      $-0-
 President and      1996  $60,000   -0-   $7,800*   -0-      -0-       -0-       -0-
 Chief Execu-       1995  $60,000   -0-   $7,800*   -0-      -0-       -0-       -0-
--------------------
* Represents an automobile allowance.

             OPTION/SAR GRANTS IN FISCAL YEAR ENDED MARCH 31, 1997

                                PERCENT OF
                              TOTAL OPTIONS/
                  OPTIONS/     SARs GRANTED       EXERCISE
                    SARs       TO EMPLOYEES       OR BASE      EXPIRATION
    NAME          (NUMBER)    IN FISCAL YEAR    PRICE ($/SH)      DATE
    ----          --------    --------------    ------------   ----------
Stanton E. Ross   150,000          35.7%           $1.31         2001


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE     VALUE       EXERCISABLE/      EXERCISABLE/
    NAME           (NUMBER)    REALIZED     UNEXERCISABLE     UNEXERCISABLE
    ----           --------    --------    --------------    ---------------
Stanton E. Ross      -0-         -0-       166,668 / 0       $123,231 / $0

     Effective February 1, 1992, Stanton E. Ross, the Company's President, entered into an employment agreement with the Company's subsidiary which provides for a base salary of $60,000 per year, plus commissions based on installations of the Company's products which result from the efforts of Mr. Ross. Commissions of up to 10% of the sales price may be earned by Mr. Ross under these arrangements. The term of this employment agreement was through February 1, 1994, but may be automatically extended for additional one year periods unless either party notifies the other at least 30 days prior to the expiration date.

     Effective May 31, 1995, the Company entered into a consulting agreement with Don W. Appleby who is now a Director of the Company and President of a subsidiary. The agreement was for a period of two years. Mr. Appleby receives $1,500 per month for his services. Mr. Appleby also received certain stock options in connection with this agreement. Mr. Appleby is now working for the Company on a month-to-month basis. (See "-- Stock Option Plan" below.)

STOCK OPTION PLAN

     In February 1992, the Board of Directors adopted a Stock Option Plan
(the "Plan") which was approved by the Company's shareholders in March 1992. The Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of the Company. Vesting provisions are determined by the Board at the time options are granted. The total number of shares of Common Stock subject to options under the Plan may not exceed 833,334, subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash. The Board of Directors may amend the Plan at any time, provided that the Board may not amend the Plan to materially increase the benefits accruing to participants under the Plan, or materially change the eligible classes of participants without shareholder approval.

     In April 1995, the Board of Directors granted Incentive Stock Options to John C. Garrison, Secretary and Director of the Company, to purchase 100,000 shares at $2.00 per share. The options vest as to 25,000 shares on July 15,1995; 25,000 shares on October 24, 1995; 25,000 shares on April 24,1996;
and 25,000 shares upon certain events, which have now occurred. The options expire five years from the date of vesting.

     In August 1995, the Board of Directors granted Non-Qualified Stock Options to Don W. Appleby, a Director of the Company and President of the Company's IRD subsidiary, to purchase up to 100,000 shares of Common Stock at $2.00 per share. The options vested as to 12,500 shares immediately and as to an additional 12,500 shares every three months after the date of grant. The options expire five years from the date of grant.

     In November 1996, the Board of Directors granted stock options to Don Appleby and John Garrison to each purchase 100,000 shares of common stock at a price of $0.93 per share. These options were fully vested and were exercised during the year.

     In January 1997, the Board of Directors granted stock options to Stanton Ross, Don Appleby and John Garrison to purchase up to 150,000, 25,000 and 25,000 shares, respectively, of common stock at $1.31 per share. The options for Mr. Ross vested immediately and the options for Messrs. Appleby and Garrison vest at a rate of 25% each quarter from the date of grant and expire five years from the date of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 19, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually and all Directors and Officers of the Company as a group. Each person listed holds sole voting and investment power with respect to the shares shown, except as noted.

NAME AND ADDRESS OF           AMOUNT AND NATURE OF         PERCENT
 BENEFICIAL OWNER             BENEFICIAL OWNERSHIP        OF CLASS
-------------------           ---------------------        --------
Stanton E. Ross                   1,802,285<FN1>            17.5%
211 West 14th Street
Chanute, KS 66720

John C. Garrison                    112,500<FN2>             1.1%
7211 High Drive
Prairie Village, KS 66208

Irving Strickstein                  534,000<FN3>             5.2%
2267 Shankin Drive
Walled Lake, MI 48390

Seymour, Inc.                     1,250,000<FN4>            11.0%
4225 S.W. Kirklawn
Topeka, KS 66609

Don W. Appleby                      112,500<FN5>             1.1%
3701 S.W. 36th
Topeka, KS 66614

Gaines, Berland Inc.                900,000<FN6>             8.1%
6900 Jericho Turnpike
Syosset, NY  11791

All Directors and                   2,027,285                 19.2%
Executive Officers as
a Group (3 persons)
---------------------

*  Less than 1%.
<FN1>
Includes 166,668 shares which may be purchased within 60 days under stock options held by Mr. Ross.
<FN2>
Represents 112,500 shares which may be purchased within 60 days under stock options held by Mr. Garrison.
<FN3>
Includes 200,000 shares which may be purchased within 60 days under stock options held by Mr. Strickstein.
<FN4>
Represents shares underlying warrants to purchase 1,250,000 shares of common stock.
<FN5>
Represents 112,500 shares which may be purchased within 60 days under stock options held by Mr. Appleby. Does not include 1,250,000 shares of common stock underlying warrants held by Seymour, Inc. of which Mr. Appleby is President.
<FN6>
Represents shares underlying warrants to purchase 900,000 shares of common stock.

     There are no known agreements, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Stanton E. Ross, President, Treasurer and a Director of the Company, has made loans to the Company to provide working capital. As of March 31, 1997, these amounts totaled $309,968. The notes bear interest at 9%. One note with a principal amount of $9,968 was due in April 1996 and the other note with a principal amount of $300,000 is due in June 1998. The notes are subordinated
to the Seymour, Inc. note.   The $9,968 note has not been repaid at this date.

     On April 24, 1995, the Company issued a total of 202,000 shares of its common stock to three persons for services rendered during the last fiscal year which were valued at a total of $386,200. These services include assisting the Company develop its business plan, advice regarding allocation of funds between the Company's two primary business segments, and miscellaneous ongoing consulting services. Included among the persons receiving stock were two 5% shareholders of the Company: Joe Conner who received 84,000 shares, and Irving Strickstein who received 34,000 shares.

     On April 24, 1995, the Company's Board of Directors also approved granting 800,000 options to three persons who have agreed to serve as an informal advisory board for the Company. The options are exercisable at $2.00 per share. The persons receiving the options were as follows:

                  Irving Strickstein      400,000(1)
                  Joe Conner              200,000
                  Mitch Fazekas           200,000

----------
(1) During the year ended March 31, 1997, the exercise price on 200,000 of these options was reduced for a short time and Mr. Strickstein transferred 200,000 options to a non-affiliated person who exercised them at a price of $.9375 per share.

     On May 31, 1995, the Company closed on a Loan Agreement with Seymour, Inc. ("Seymour") pursuant to which Seymour loaned the Company $2,500,000 to be repaid over three years in accordance with the terms of a promissory note. The promissory note requires interest only payments for the first six months of the loan. Commencing January 1, 1996, and for the following thirty (30) months, the Company must pay $41,503 per month assuming a 10% interest rate. All unpaid principal and interest will be due on June 1, 1998, and this amount is expected to be approximately $1,825,100. The promissory note is secured by certain property, equipment and machinery described in the Security Agreement.

     In connection with the loan financing, the Company issued to Seymour warrants to purchase up to 1,250,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants expire 90 days after the payment of all principal and interest on the promissory note. As a result of its ownership of the warrants, Seymour is deemed to be a principal shareholder
of the Company.   Don W. Appleby, who became a Director of the Company and a
President of a subsidiary of the Company in August 1995, is President of Seymour.

                                 PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION
-------   -----------                   --------

  3       Articles of Incorporation     Incorporated by reference to
          and Bylaws                    Exhibit No. 3 to the Registrant's
                                        Registration Statement (No.
                                        33-17416-D)

  3.1     Articles of Amendment to      Incorporated by reference to
          Articles of Incorporation     Exhibit No. 3.1 to the Registrant's
                                        Annual Report on Form 10-K for
                                        the fiscal year ended March 31,
                                        1992 (File No. 33-17416-D)

 10.1     Stock Option Plan             Incorporated by reference to
                                        Exhibit No. 10.1 to the Registrant's
                                        Annual Report on Form 10-K for the
                                        fiscal year ended March 31, 1992
                                        (File No. 33-17416-D)

 10.2     Agreement Concerning the      Incorporated by reference to
          Exchange of Common Stock      Exhibit No. 10 to Registrant's
                                        Report on Form 8-K dated March
                                        10, 1992

 10.4     Employment Agreement          Incorporated by reference to
          with Stanton E. Ross          Exhibit No. 10.4 to the Registrant's
                                        Annual Report on Form 10-K for the
                                        fiscal year ended March 31, 1992
                                        (File No. 33-17416-D)

 10.5     Settlement Agreement          Incorporated by reference to
          and Mutual Release            Exhibit No. 10.5 to the Registrant's
                                        Annual Report on Form 10-K for the
                                        fiscal year ended March 31, 1992
                                        (File No. 33-17416-D)

 10.6     Asset Purchase Agreement      Incorporated by reference to
          dated January 7, 1994,        Registrant's Current Report on
          among Infinity, Inc., Con-    Form 8-K dated January 21, 1994
          solidated Industrial Ser-
          vices, Inc., Consolidated
          Oil Well Services,
          Inc. and Edsel E. Noland

 10.7     Employment Agreement with     Incorporated by reference to
          Thomas G. Holzbaur            Exhibit 10.7 to the Registrant's
                                        Annual Report on Form 10-KSB
                                        for the fiscal year ended March 31,
                                        1994

 10.8     Employment Agreement with     Incorporated by reference to
          Maitland DuBois               Exhibit 10.8 to the Registrant's
                                        Annual Report on Form 10-KSB for
                                        the fiscal year ended March 31,
                                        1994

 10.9     Agreement Concerning the      Incorporated by reference to
          Exchange of Common Stock      Registrant's Current Report on
          with L.D.C. Food Systems,     Form 8-K dated December 15, 1993
          Inc., et al.

 10.10    Employment Agreement with     Incorporated by reference to
          Louis D. Caracciolo, Jr.      Registrant's Current Report on
                                        Form 8-K dated December 15, 1993

 10.11    Sublease Agreement on         Incorporated by reference to
          Lenexa, Kansas facility       Exhibit 10.11 to the Registrant's
                                        Annual Report on Form 10-KSB for
                                        the fiscal year ended March 31,
                                        1994

 10.12    Loan Agreement dated May 25,  Incorporated by reference to
          1995, between the Company     Exhibit 10.1 to Registrant's
          and Seymour, Inc.             Current Report on Form 8-K dated
                                        May 31, 1995

 10.13    Promissory Note dated         Incorporated by reference to
          May 25, 1995, payable to      Exhibit 10.2 to Registrant's
          Seymour, Inc.                 Current Report on Form 8-K dated
                                        May 31, 1995

 10.14    Security Agreement dated      Incorporated by reference to
          May 25, 1995                  Exhibit 10.3 to Registrant's
                                        Current Report on Form 8-K dated
                                        May 31, 1995

 10.15    Exclusive License Agreement   Incorporated by reference to
          with BOC Group, Inc.          Exhibit 10.15 to Registrant's
                                        Annual Report on Form 10-K
                                        for the fiscal year ended
                                        March 31, 1996

 10.16    Consulting Agreement with     Incorporated by reference to
          Don Appleby                   Exhibit 10.16 to Registrant's
                                        Annual Report on Form 10-K
                                        for the fiscal year ended
                                        March 31, 1996

 10.17    Agreement with H. Huffman     Incorporated by reference to
          & Co., et al.                 Exhibit 10.17 to Registrant's
                                        Annual Report on Form 10-K
                                        for the fiscal year ended
                                        March 31, 1996

 10.18    Operating Lease with Great    Filed herewith electronically
          Plains Environmental, Inc.

 10.19    Amendment to Exchange         Filed herewith electronically
          License Agreement with
          BOC Group, Inc.

 21       Subsidiaries of Registrant    Filed herewith electronically

 22       Consent of Mayer Hoffman      Filed herewith electronically
          McCann L.C.

 27       Financial Data Schedule       Filed herewith electronically

     (b) REPORTS ON FORM 8-K. For the last quarter of the period covered by this Report, the Company filed one Report on Form 8-K dated January 22, 1997, reporting information under Item 9 - Sales of Equity Securities Pursuant to Regulation S.

                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors

INFINITY, INC.

We have audited the consolidated balance sheet of Infinity, Inc. and Subsidiaries as of March 31, 1997 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity, Inc. and Subsidiaries, as of March 31, 1997, and the results of their operations and their cash flows for the years ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles.

/s/ Mayer Hoffman McCann L.C.
Kansas City, Missouri
May 22, 1997, except for Note (17) for
  which the date is May 28, 1997

                     INFINITY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                             March 31, 1997

                              A S S E T S

CURRENT ASSETS
 Cash                                                         $   52,725
 Accounts receivable, less allowance of $89,755
  for doubtful accounts                                          400,274
 Inventories                                                     197,731
 Other current assets                                             18,220
                                                              ----------
      TOTAL CURRENT ASSETS                                       688,950

PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation                                                  4,192,684
OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION,
 using the full cost method                                    2,638,126
INTANGIBLE ASSETS, at cost, less accumulated amortization        246,856
OTHER ASSETS                                                      82,545
                                                              ----------
      TOTAL ASSETS                                            $7,829,161

                          L I A B I L I T I E S

CURRENT LIABILITIES
 Accounts payable                                             $  988,026
 Accrued expenses                                                303,386
 Short-term borrowings                                           284,000
 Current portion of long-term debt                               318,643
 Current portion of deferred revenue                              60,000
                                                              ----------
      TOTAL CURRENT LIABILITIES                                1,954,055

LONG-TERM LIABILITIES
 Long-term debt, less current portion above                    1,897,280
 Notes payable, related party                                    309,968
 Deferred revenue, less current portion above                    167,936
                                                              ----------
      TOTAL LIABILITIES                                       $4,329,239

                 S T O C K H O L D E R S'   E Q U I T Y

CAPITAL CONTRIBUTED
 Common stock, par value $.0001, authorized 300,000,000
   shares issued and outstanding 9,860,564 shares             $      986
 Additional paid-in-capital                                    7,927,855
                                                              ----------
      TOTAL CAPITAL CONTRIBUTED                                7,928,841

RETAINED EARNINGS (DEFICIT)                                   (4,428,919)
                                                              ----------
      TOTAL STOCKHOLDERS' EQUITY                               3,499,922
                                                              ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $7,829,161

See Notes to Financial Statements.

                    INFINITY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended March 31, 1997 and 1996

                                                 1997           1996
                                              ----------     ----------

NET SALES                                     $5,035,338     $ 4,907,070

COST OF SALES                                  2,670,345       3,327,738
                                              ----------     -----------

      GROSS PROFIT                             2,364,993       1,579,332

OPERATING EXPENSES                             2,082,713       3,017,850
                                              ----------     -----------

      OPERATING INCOME (LOSS)                    282,280      (1,438,518)

OTHER INCOME (EXPENSE)
  Interest income and finance charges              7,405           9,541
  Interest expense                              (135,419)       (266,303)
  Gain (loss) on disposal of assets               24,786        (131,159)
  Rent income                                     40,795            --
                                              ----------     -----------
      TOTAL OTHER INCOME (EXPENSE)               (62,433)       (387,921)
                                              ----------     -----------
      INCOME (LOSS) BEFORE INCOME TAXES          219,847      (1,826,439)

INCOME TAXES                                        --              --
                                              ----------     -----------
       NET INCOME (LOSS)                      $  219,847     $(1,826,439)

PER SHARE DATA
  Net income (loss)                           $     0.02     $     (0.23)
                                              ----------     -----------
  Average shares outstanding                   8,915,163       8,028,589

See Notes to Financial Statements

                      INFINITY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended March 31, 1997 and 1996

                         COMMON STOCK
                      ------------------   ADDITIONAL    RETAINED          TOTAL
                       SHARES               PAID-IN      EARNINGS      STOCKHOLDERS'
                       ISSUED     AMOUNT    CAPITAL      (DEFICIT)        EQUITY
                      ---------   ------   ----------   ------------   ------------
Balance, March 31,
 1995                 7,625,226   $ 763    $6,187,952   $(2,822,327)   $ 3,366,388

Issuance of common
 stock                1,106,169     110       927,516          --          927,626

Net loss                   --        --          --      (1,826,439)    (1,826,439)
                      ---------   -----    ----------   -----------    -----------

Balance, March 31,
 1996                 8,731,395     873     7,115,468    (4,648,766)     2,467,575

Issuance of common
 stock                1,129,169     113       812,387          --          812,500
                      ---------   -----    ----------   -----------    -----------

Net income                 --        --          --         219,847        219,847
                      ---------   -----    ----------   -----------    -----------

Balance, March 31,
 1997                 9,860,564   $ 986    $7,927,855   $(4,428,919)   $ 3,499,922


See Notes to Financial Statements.

                           INFINITY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years Ended March 31, 1997 and 1996

                                                 1997           1996
                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                            $   219,847    $(1,826,439)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities
   Depreciation                                   599,079        587,753
   Amortization                                    80,657         72,907
   (Gain) loss on sale of property and
    equipment                                     (24,786)       131,159
   Decrease (increase) in operating assets
    Accounts receivable                            65,864        (71,813)
    Inventories                                    11,248        (47,911)
    Equipment held for sale                          --          294,252
    Other current assets                            5,665         14,860
    Other non-current assets                         --            3,887
   Increase (decrease) in operating liabilities
    Accounts payable                               12,607        163,700
    Accrued expenses                              (38,910)        (5,686)
    Deferred revenue                              (38,272)       (29,809)
                                              -----------    -----------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                       892,989       (713,140)
                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property and equipment            (259,423)      (264,235)
 Proceeds from sale of property and equipment      70,378        157,292
 Investment in oil and gas properties          (1,554,803)      (616,755)
 Investment in intangible assets                  (57,140)       (25,474)
                                              -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES    (1,800,988)      (749,172)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of related party advances                 --          (28,632)
 Proceeds from issuance of common stock           812,500        537,626
 Net change in short-term borrowings              284,000           --
 Proceeds from long-term debt                        --        2,500,000
 Repayment of long-term debt                     (319,178)    (1,593,563)
                                              -----------    -----------
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                 777,322      1,415,431
                                              -----------    -----------
      NET DECREASE IN CASH                       (130,677)       (46,881)
      CASH, BEGINNING OF YEAR                     183,402        230,283
                                              -----------    -----------
      CASH, END OF YEAR                       $    52,725    $   183,402

See Notes to Financial Statements.

                      INFINITY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended March 31, 1997 and 1996
                                  (Continued)

                                                 1997           1996
                                              -----------    -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
 Cash paid for interest, net of amounts
  capitalized                                 $   104,942    $   340,278

 Noncash investing and financing
  activities:
   Notes payable issued in exchange for
    property and equipment                    $      --      $   121,721

   Common stock issued in payment of
    accrued expenses                          $      --      $   390,000

   Note payable assumed by lessee of
    water treatment facilities                $    14,870    $      --

   Equity investment in unconsolidated
    subsidiary                                $    82,545    $      --

   Investment in oil and gas properties
    through trade accounts payable            $   461,255    $    82,681

See Notes to Financial Statements.

                        INFINITY, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

(1)   Summary of significant accounting policies

Nature of operations - The Company and its subsidiaries are engaged in providing waste water treatment services, oil and gas production enhancement services and oil and gas exploration, development and production activities. The consolidated financial statements include the accounts of Infinity, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue producing activities are conducted primarily in Kansas, Oklahoma, Wyoming and Colorado. The Company grants credit to all qualified customers which potentially subjects the Company to credit risk resulting from, among other factors, adverse changes in the industries in which the Company operates and the financial condition of its customers. However, management regularly monitors its credit relationships and provides adequate allowances for potential losses.

Revenue recognition - Generally, sales are recognized when products are delivered or services are rendered.

Environmental costs - The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated.

Management estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates that may be particularly sensitive to changes in the near term relate to the determination of oil and gas reserve quantities used for purposes of depreciating and depleting costs associated with the development of oil and gas properties. While management uses available information and techniques to estimate oil and gas reserve quantities, inherent uncertainties in, and the limited nature of, the data base upon which the estimates are based may cause these estimates to change materially in the near term.

Inventory valuation - Inventories, consisting primarily of cement mix, sand, fuel and chemicals, are stated at the lower of cost or market. Cost has been determined on the first-in, first-out method. Market is based upon realizable value less allowance for selling and distribution expenses and normal gross profit.

Oil and gas properties - The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties are to be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Capitalized interest - The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total interest incurred for the years ended March 31, 1997 and 1996 was $272,869 and $266,303, respectively. Interest costs capitalized was $137,450 and $ 0, respectively.

Depreciation and amortization - Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

                     Assets                     Useful Lives
                     ------                     ------------
           Site improvements                        15 years
           Machinery, equipment and vehicles    5 - 10 years
           Office furniture and equipment       5 - 10 years
           Technical data and rights                 5 years
           Organization and merger costs             5 years
           Non-compete agreement                     5 years
           Loan costs                              Loan term
           Goodwill                                 20 years

Intangible assets - Technical data and rights consist of certain legal fees incurred in connection with the Company's "Thin Film Electrocoagulation" technology to be used in the treatment of waste water, and "Chiller Loop" technology to be used in the food processing industry. The carrying values of these assets are periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

Organization and merger costs consist of costs incurred in connection with acquisitions accounted for as a purchase. Costs incurred in connection with acquisitions accounted for as pooling-of-interests have been expensed.

Public offering costs - Costs and expenses incurred in connection with a public offering of securities are deferred until the offering is complete, at which time, such costs are charged against the proceeds of the offering as a reduction of stockholders' equity. Costs incurred in connection with failed public offerings are charged to operations.

Deferred revenue - Deferred revenue represents credits for future oil well services granted to a stockholder of the Company in connection with an acquisition. Revenues from these services are recognized when the services are performed. The credits are scheduled to expire in March 1999 if not used prior to that date.

Research and development costs - Research and development costs incurred in connection with the Company's development of environmental control products and services are expensed as incurred. Research and development expense totaled $ 0 and $51,152 for the years ended March 31, 1997 and 1996, respectively.

Per share information - The computation of income (loss) per share in each year is based on the weighted average number of common shares outstanding. Common stock equivalents are not included in the computation because their inclusion would be anti-dilutive.

Cash - For purposes of reporting cash flows, cash generally consists of cash on hand and demand deposits with financial institutions.

Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

(2)   Accounting changes

Accounting for impairment of long-lived assets - The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." This Statement, which was effective for the Company on April 1, 1996, established accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets. This Statement did not have a material effect on the consolidated financial statements.

Accounting for stock-based compensation - Effective for the Company on April 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," requires increased disclosure of compensation expense arising from both fixed and performance stock compensation plans. Compensation is measured as the fair value of the award at the date it is granted using an option-pricing model that takes into account the exercise price and expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. SFAS No. 123 encourages, rather than requires, companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to continue accounting under APB Opinion 25, which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The Company continues to apply APB Opinion No. 25 in its financial statements and discloses proforma net income and earnings per share in a footnote to the financial statements, determined as if the Company applied the new method.

(3)   Property and equipment

          Cost
           Site improvements                              $ 2,100,217
           Machinery, equipment and vehicles                3,697,915
           Office furniture and equipment                     102,204
                                                          -----------
              Total cost                                    5,900,336

          Accumulated depreciation                         (1,707,652)
                                                          -----------
              Net property and equipment                  $ 4,192,684

The cost of property and equipment leased to others under operating leases at March 31, 1997 totaled $1,318,569. Accumulated depreciation on such equipment was $297,453 at March 31, 1997.

(4)   Oil and gas properties not subject to amortization

The Company is currently conducting gas exploration and development activities on acreage in Southeastern Colorado. At March 31, 1997, the Company had not generated revenue from its gas producing properties proved reserves. Consequently, the related acquisition and development costs are not subject to amortization. The Company will begin to amortize these costs when oil and gas production begins, which is currently estimated to be during the year ending March 31, 1998. Costs incurred in connection with the Company's oil and gas activities at March 31, 1997 consist of the following:

          Acquisition costs                               $  150,000
          Development costs                                2,350,676
          Capitalized interest                               137,450
                                                          ----------
            Total                                         $2,638,126

The lease agreement requires certain drilling activity to retain the Company's interest in the lease. The Company is committed to drill ten wells before December 31, 1997 and ten additional wells during each of the subsequent three years to earn the right to develop the entire acreage. As of March 31, 1997, twenty production wells had been drilled.

Recovery of the above acquisition and development costs is dependent on a variety of factors, including actual production results and market conditions.

(5)   Intangible assets

          Cost
           Technical data and rights                      $    67,919
           Organization and merger costs                       74,603
           Non-compete agreement                              300,000
           Loan costs                                          28,532
           Goodwill                                            25,000
                                                           ----------
              Total cost                                      496,054

          Accumulated amortization                           (249,198)
                                                           ----------
              Net intangible assets                        $  246,856

(6)   Other assets

At March 31, 1996 the Company owned a 55% equity interest in Infinity Oil and Gas, Inc. (IOG) which is engaged in the exploration and development of oil and gas properties. During the year ended March 31, 1997, the Company exchanged 45% of its equity interest in IOG for a 12%, $50,000 note receivable. Monthly interest payments are to begin February 15, 1998 with the face amount due at maturity, February 2000.

The Company's remaining 10% equity interest in IOG is valued on the cost basis which approximates fair value. The Company's equity interest and note receivable are included in other assets on the accompanying balance sheet as follows:

          Note receivable                                 $   50,000
          10% Equity investment                               32,545
                                                          ----------
              Total other assets                          $   82,545

(7)   Short-term borrowings

At March 31, 1997, the Company's subsidiary, Consolidated Industrial Services, Inc. (CIS), had a $300,000 line of credit available which expires August 1997. The line of credit is collateralized by accounts receivable and certain equipment with interest at 2% above the lender's corporate base rate.

(8)   Long-term debt

      10% note; payable in monthly installments
      of $41,503 until maturity, June 1998; col-
      lateralized by substantially all of the
      assets of the Company's wholly owned sub-
      sidiary, Consolidated Industrial Services,
      Inc.  The loan agreement contains, among other
      items, certain restrictive covenants with
      respect to dividends, acquisitions and capital
      expenditures.  In connection with the loan
      agreement, the Company issued a warrant to the
      lender to purchase up to 1,250,000 shares of the
      Company's common stock at $2.00 per share.  The
      warrant expires 90 days after payment of all
      principal and interest due on the note.               $ 2,171,200

      9.5% fixed rate note, payable in monthly in-
      stallments of principal and interest until
      maturity, January 2001; collateralized by a
      company vehicle.                                           26,181

      3% fixed rate note, payable to the Federal
      Highway Administration in settlement of
      Company violations of Department of
      Transportation regulations; payable in monthly
      installments of $3,116, including interest,
      through maturity, September 1997.                          18,542
                                                            -----------

          Total long-term debt                                2,215,923
            Less:  Current portion                             (318,643)
          Non-current portion                               $ 1,897,280
                                                            -----------

     Maturities for long-term debt are as follows:

          Years Ending March 31,                                Total

            1998                                            $   318,643
            1999                                              1,883,577
            2000                                                  7,180
            2001                                                  6,523
                                                            -----------
            Total long-term debt                            $ 2,215,923

(9)  Operating Leases

The Company leases operating facilities under operating leases. The future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

         Years Ending March 31,                                Total

            1998                                            $    54,408
            1999                                                 54,708
            2000                                                 56,508
            2001                                                 51,540
            2002                                                 29,400
            Later Years                                          40,500
                                                            -----------
               Total                                        $   287,064

Total rent expense for all operating leases was $63,329 and $103,388 for the years ended March 31, 1997 and 1996, respectively.

The Company is a lessor of its water treatment facilities under an operating lease which expires in 2001 with options to extend for additional two and seven year periods. Additionally, the lessee has the right to exercise a purchase option at the end of the initial five year period or at the end of each of the two extension periods. Minimum rentals receivable under existing leases as of March 31, 1997 are as follows:

         Years Ending March 31,                                Total

           1998                                             $    66,667
           1999                                                  80,000
           2000                                                  80,000
           2001                                                  80,000
           2002                                                  60,000
                                                            -----------
               Total                                        $   366,667

Total rental income was $40,795 and $ 0 for the years ended March 31, 1997 and 1996, respectively.

(10)  Common stock

Warrants - The Company, in conjunction with a 1988 public stock offering, issued Class A, Class B and underwriter warrants to purchase 851,834 shares of Infinity common stock. Under the terms of the warrant agreements, the Class A warrants are subject to redemption by the Company, upon thirty days notice, at a price of $.01 per warrant. The Class B warrants are subject to redemption by the Company, upon thirty days notice, at a price of $.02 per warrant. The Class A and B warrants expire September 30, 1997 and the underwriter warrants expire September 22, 1997.

The Company issued warrants in conjunction with the 1995 10% financing (see Note (8)), to purchase 1,250,000 shares of common stock (Seymour warrants). The warrants expire 90 days after payment of all principal and interest due on the 10% note.

The Company issued Class C warrants to purchase 766,668 shares of Infinity common stock in conjunction with stock issuances during the year ended March 31, 1996. During the year ended March 31, 1997 725,001 warrants were exercised. The remaining warrants expire on November 30, 1997.

During the year ended March 31, 1997 the Company issued warrants to purchase 900,000 shares of Infinity common stock (1997 warrants). The warrants expire August 1, 2001.

At March 31, 1997, the following warrants were outstanding.

                                     Number         Number      Exercise
     Class                        of Warrants     of Shares      Price
     -----                        -----------     ---------     --------
     A                            4,868,000         405,667      $ 1.80
     B                            4,868,000         405,667      $ 3.00
     C                               41,667          41,667      $ 0.60
     Underwriters warrants          486,000          40,500      $ 1.44
     Seymour warrants             1,250,000       1,250,000      $ 2.00
     1997 warrants                  900,000         900,000      $ 0.88

Options - In 1992, the Company adopted a stock option plan containing both incentive and nonstatutory stock options. All options allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant. The option price under the incentive stock option provisions of the plan if the optionee owns more than 10% of the total combined voting power of all classes of the Company's stock will not be less than 110% of the fair market value of such stock at the date of grant.
Options granted under the plan become exercisable immediately or as directed by the Board of Directors and generally expire ten years after the date of grant, unless the employee owns more than 10% of the total combined voting power of all classes of the Company's stock, in which case they must be exercised within five years of the date of grant. Pursuant to the plan, an aggregate of 833,333 shares of common stock is available for issuance upon the exercise of such options. At March 31, 1997, options to purchase 4,990 shares were available for grant under the plan. A summary of stock option activity is as follows:

                                                                Weighted
                                 Number of    Option Price   Average Price
                                  Shares        Per Share      Per Share
                                -----------   ------------   -------------
Outstanding, March 31, 1995        691,680    $0.60-$7.00        $ 2.19
 Granted                         1,300,000     0.85- 2.00          1.96
 Canceled                          (16,666)          7.00          7.00
 Exercised                        (137,507)    0.60- 1.20          0.78
                                 ---------    -----------        ------
Outstanding, March 31, 1996      1,837,507    $0.60-$6.00        $ 2.09
 Granted                           420,000     0.94- 1.31          1.13
 Canceled                         (166,670)    1.20- 6.00          3.60
 Exercised                        (404,167)    0.60- 2.00          1.46
                                 ---------    -----------        ------
Outstanding, March 31, 1997      1,686,670    $0.66-$3.84        $ 1.85

                       Options Outstanding            Options Exercisable
             -------------------------------------   ----------------------
                            Weighted
                             Average     Weighted                  Weighted
Range of       Number       Remaining    Average       Number      Average
Exercise     Outstanding   Contractual   Exercise    Exercisable   Exercise
 Prices      at 3/31/97       Life        Price      at 3/31/97     Price
----------   -----------   -----------   --------    -----------   --------
$2.88             8,334      1 year      $ 2.88           8,334    $ 2.88
 0.66-3.84    1,208,336      2 years       1.96       1,208,336      1.96
 0.85-2.00      250,000      4 years       1.77         205,000      1.97
 1.31           220,000      5 years       1.31          55,000      1.31
              ---------                               ---------
              1,686,670                               1,476,670

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation costs for the Company's plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earning (loss) per share would have been respectively, $833 and $ 0 for the year ended March 31, 1997 and ($1,955,733) and $(0.24) for the year ended March 31, 1996.

For options granted during the year ended March 31, 1997, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company's plan was based on a weighted average risk-free interest rate of 6.75%, expected option life of 3.68 years, expected volatility of 48.25% and no expected dividend yield. For options granted during the year ended March 31, 1996, the estimated fair value of options granted under the Company's plan was based on a weighted average risk-free interest rate of 6.03%, expected option life of 4.38 years, expected volatility of 57.19% and no expected dividend yield.

Employee stock bonus plan - The Company may award shares of common stock to employees at the discretion of the Board of Directors. Pursuant to the plan, an aggregate of 50,000 shares of common stock were initially available for issuance. As of March 31, 1997, 40,000 shares of common stock were available for issuance to employees.

(11)  Income taxes

The provision for income taxes for the years ended March 31, 1997 and 1996 consists of the following:

                                                 1997           1996
                                              ----------     ----------
     Current income tax expense               $   --         $    --
     Deferred income tax expense (benefit)      85,409        (623,230)
     Change in deferred tax asset valuation
      allowance                                (85,409)        623,230
                                              --------       ---------

         Total income taxes                   $   --         $    --

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                                 1997           1996
                                              ----------     ----------
     Federal income tax rate                      34%            34%
     Net operating losses for which no
      tax benefit is currently available         (34%)          (34%)
                                                 ---            ---
         Effective tax rate                       --%            --%

The significant temporary differences and carryforwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances as of March 31, 1997 are as follows:

     Deferred tax
      Accounts receivable                                 $   30,517
      Net operating loss carryforward                      2,379,206
                                                          ----------
        Gross deferred tax debits                          2,409,723
     Deferred tax credits:
      Property and equipment                                (463,609)
      Intangible drilling costs                             (426,445)
                                                          ----------
        Gross deferred tax credits                          (890,054)
                                                          ----------
     Deferred tax asset valuation allowance               (1,519,669)
                                                          ----------
        Total deferred taxes                              $     --

No deferred income taxes have been recognized in the accompanying financial statements due to uncertainties in connection with the realization of the potential tax benefits associated with the net operating loss carryforwards.

For Federal income tax purposes, the Company has tax carryforwards expiring in the following manner:

      Net operating
     losses expiring
        March 31,
     ---------------
        2004                                           $   48,737
        2005                                               36,931
        2006                                              111,341
        2007                                               20,382
        2008                                              331,374
        2009                                              852,463
        2010                                            2,193,217
        2011                                            2,225,708
        2012                                            1,177,511
                                                       ----------
           Total                                       $6,997,664

The availability of the net operating loss carryforwards for Federal income tax purposes may be limited pursuant to provisions of the Internal Revenue Code as amended by the Tax Reform Act of 1986. The potential limitation is dependent on changes in stock ownership while a net operating loss exists, the fair market value of the Company's stock at the date of stock ownership changes and certain other factors.

(12)  Retirement plan

The Company's wholly-owned subsidiary, Consolidated Industrial Services, Inc., has a 401(k) plan covering substantially all of its employees. There were no Company contributions made to the plan during the years ended March 31, 1997 and 1996.

(13)  Related party transactions

The Company had unsecured notes payable to an officer and stockholder of the Company totaling $309,968 at March 31, 1997 and 1996, respectively. The notes bear interest at 9% and are due June 1998; however, the notes are subordinated to the 10% note described in Note (8). Interest expense of $27,897 was recognized on these notes during the years ended March 31, 1997 and 1996, respectively.

Consolidated Oil Well Services, Inc. (COWS) is owned by a minority stockholder of Infinity, Inc. In connection with the Company's acquisition of COWS assets in 1994, the Company is obligated to provide certain oil well services to this stockholder. During the years ended March 31, 1997 and 1996, the fair value of such services provided to the stockholder was $35,507 and $29,809, respectively.

The Company leases certain real estate from COWS. The related amount charged to operations for the years ended March 31, 1997 and 1996 was $42,408 and $42,408, respectively.

(14)  Industry segments

The Company's operations have been classified into three industry segments:
(i) Oil Field Services which includes operations in Kansas, Oklahoma and Colorado directed at maintaining and enhancing production obtained from oil and gas wells; (ii) Oil and Gas Production which includes exploration, development and production of oil and gas reserves in Colorado; and (iii) Environmental

Technology which includes development and application of wastewater treatment technologies including "electrocoagulation" and "chiller loop" technologies and disposal of solid waste byproducts. Operations are conducted primarily in Wyoming and Kansas. Operating income (loss) represents net sales less direct costs and operating expenses before interest and finance charges. Identifiable assets consist of assets specifically used in the operations of each industry segment. Information concerning the Company's industry segments in fiscal 1997 and 1996 is as follows:

                                              Environ-
                   Oil Field    Oil & Gas      mental
                   Services     Production   Technology   Corporate   Consolidated
                   ---------    ----------   ----------   ---------   ------------
Net Sales
     1997          $4,688,793   $      -     $  346,545   $    -      $ 5,035,338
     1996           3,814,456          -      1,092,614        -        4,907,070
Operating Income
  (Loss)
     1997             692,780          -       (136,209)   (274,291)      282,280
     1996              49,330      (100,604)   (951,797)   (435,447)   (1,438,518)
Identifiable
  Assets, Net
     1997           3,878,901     2,771,718   1,144,982      33,560     7,829,161
     1996           4,389,490       718,319   1,245,749      96,624     6,450,178
Capital
  Expenditures
     1997             256,695     2,007,697       2,728        -        2,267,120
     1996             249,290       704,936     125,321       5,845     1,085,392
Depreciation and
  Amortization
     1997             496,147          -        171,500      12,089       679,736
     1996             490,517         1,125     157,539      11,479       660,660

15) Significant customers

During the year ended March 31, 1997, the Company provided services to Stroud Oil Properties resulting in revenues of $646,488 which represents 13% of the Company's net sales. Receivables outstanding from these sales were not material at March 31, 1997. There were no significant concentrations of sales to customers for the year ended March 31, 1996.

(16) Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure about the fair value of financial instruments for which it is practicable to estimate fair value. The following assumptions were used to estimating the fair value of the Company's financial instruments.

The carrying amount of the Company's cash balances represent fair value as of March 31, 1997. The fair value of the Company's long-term debt is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. However, the estimated fair value was not materially different from the carrying amount at March 31, 1997.

It was not practicable to estimate the fair value of the Company's related party notes payable due to the lack of adequate "market" information with which to base estimates of fair value for this financial instrument. Information regarding the carrying amount, interest rate, repayment terms and maturity is included in footnote (13).

(17) Subsequent event

On May 28, 1997, the Company raised $450,000 of equity through the sale of its stock in a private offering to three investors.

                         INFINITY, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INFORAMTION (UNAUDITED)
                             Year Ended March 31, 1997

Capitalized Costs Relating to Oil and
Gas Producing Activities at March 31, 1997

  Unproved oil and gas properties                         $     -
  Proved oil and gas properties                            1,914,860
  Support equipment and facilities                           723,266
                                                          ----------

     Total Capitalized Costs                               2,638,126

  Less accumulated depreciation, depletion and
   amortization                                                 -
                                                          ----------

  Net capitalized costs                                   $2,638,126

Costs Incurred in Oil and Gas Producing
Activities for the Year Ended March 31, 1997

  Property acquisition costs
   Proved                                                $      -
   Unproved                                                     -
  Exploration costs                                             -
  Development costs                                        2,007,697


Results of Operations for Oil and
Gas Producing Activities for the
Year Ended March 31, 1997

The Company is currently conducting oil and gas exploration and development activities in Southeastern Colorado. At March 31, 1997, the Company had not commenced production from its oil and gas properties.

Reserve information

The following estimates of proved and proved developed reserve quantities and related standardized measures of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of methane gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration for future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

     Proved Developed and Undeveloped Reserves            Gas (MMCF)

       Beginning of year                                   4,409.526
       Revisions of previous estimates                    11,114.021
       Extensions and discoveries                         18,400.518
       Production                                               -
                                                         -----------
       End of year                                        33,924.065

     Proved Developed Reserves

       Beginning of year                                   4,409.526
       End of year                                        19,199.035

     Standardized Measure of Discounted
     Future Net Cash Flows at March 31, 1997

       Future cash inflows                              $ 54,956,992
       Future production costs including production
        taxes                                            (24,177,147)
       Future development costs                           (1,860,000)
                                                         -----------
       Future Net Cash Flows                              28,919,845

       10% annual discount for estimated timing of
        cash flows                                       (17,043,643)
                                                         -----------

            Standardized Measures of Discounted
             Future Net Cash Flows Relating to
             Proved Oil and Gas Reserves                $ 11,876,202

The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended March 31, 1997:

     Beginning of year                                  $  3,275,970
     Sales of gas produced, net of production costs             -
     Net changes in prices and production costs             (929,112)
     Extensions, discoveries, and improved recovery,
      less related costs                                  16,475,861
     Development costs incurred during the year
      which were previously estimated                        160,000
     Net change in esti mated future development costs    (1,850,000)
     Revisions of previous quantity estimates             10,312,310
     Net change from purchases and sales of minerals
      in place                                                  -
     Accretion of discount                               (15,568,827)
     Net change in income taxes                                 -
     Other                                                      -
                                                         -----------
     End of year                                         $11,876,202

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INFINITY, INC.

Dated:  July 14, 1997               By:/s/ Stanton E. Ross
                                       Stanton E. Ross, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
          ---------                      --------                  ----
/s/ Stanton E. Ross                 President, Treasurer,       July 14, 1997
Stanton E. Ross                     (Principal Financial
                                    Officer) and Director

/s/ Don W. Appleby                  Director                    July 14, 1997
Don W. Appleby

/s/ John C. Garrison                Secretary (Principal        July 14, 1997
John C. Garrison                    Accounting Officer)
                                    and Director