Form 10-Q
period 1997-06-30
INFINITY INC
filed 1997-08-18
CIK 822746

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                      Commission File Number: 0-17204

                               INFINITY, INC.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)

            Colorado                                 84-1070066
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (IRS Employer Identification Number)
Incorporation or Organization)

                    211 West 14th Street, Chanute, Kansas 66720
           ----------------------------------------------------------
           Address of Principal Executive Offices, Including Zip Code

                               (316) 431-6200
             ------------------------------------------------
             (Issuer s Telephone Number, Including Area Code)

                 15323 West 95th Street, Lenexa, Kansas 66219
            -----------------------------------------------------
            (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [x]  Yes         [  ] No

There were 10,160,939 shares of the Registrant's Common Stock outstanding as of June 30, 1997.

                              INFINITY, INC.

                               FORM 10-QSB
                                  INDEX
                                                                   PAGE
PART I.  FINANCIAL INFORMATION                                    NUMBER

ITEM 1.  FINANCIAL INFORMATION:

         Condensed Consolidated Balance Sheets                      3-4
         Condensed Consolidated Statements of Operations             5
         Condensed Consolidated Statements of Cash Flows             6
         Notes to Financial Statements                               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS                                                  8

PART II: OTHER INFORMATION                                           10

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS                                                            (Note)
                                                  JUNE 30,       MARCH 31,
                                                    1997           1997
CURRENT ASSETS                                  -----------    -----------
   Cash                                         $    44,240    $    52,725
   Accounts Receivable, less allowance
    for doubtful accounts                           454,986        400,274
   Inventories                                      200,124        197,731
   Prepaid Expenses                                  65,640         18,220
                                                -----------    -----------
     TOTAL CURRENT ASSETS                           764,990        668,950

PROPERTY AND EQUIPMENT, at cost, less
 accumulated depreciation                         4,110,017      4,192,684
OIL AND GAS PROPERTIES NOT SUBJECT TO
 AMORTIZATION, using the full cost method         3,047,883      2,638,126
INTANGIBLE ASSETS, at cost, less accumulated
 amortization                                       228,189        246,856
INVESTMENT unconsolidated subsidiary                 82,545         82,545
                                                -----------    -----------
     TOTAL ASSETS                                 8,233,624      7,829,161

The consolidated balance sheet at March 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES                                                       (Note)
                                                  JUNE 30,       MARCH 31,
                                                    1997           1997
CURRENT LIABILITIES                             -----------    -----------
  Accounts Payable                                  768,975        988,026
  Accrued Expenses                                  290,766        303,386
  Current portion of deferred revenue                60,000         60,000
  Notes payable                                     209,558        284,000
  Current portion of long-term debt               2,127,770        318,643
                                                -----------    -----------
     TOTAL CURRENT LIABILITIES                    3,457,069      1,954,055

LONG-TERM LIABILITIES
 Long-term debt, less current portion above         112,963      1,897,280
 Note payable, related party                        309,968        309,968
 Deferred revenue, less current portion above       145,378        167,936
                                                -----------    -----------
     TOTAL LIABILITIES                            4,025,378      4,329,239

STOCKHOLDERS' EQUITY

CAPITAL CONTRIBUTED
  Common stock, par value $.0001, authorized
   300,000,000 shares, issued and outstanding
   10,160,939 shares; 9,860,564 shares                1,016            986
  Additional paid-in-capital                      8,378,144      7,927,855
                                                -----------    -----------
     TOTAL CAPITAL CONTRIBUTED                    8,379,160      7,928,841

RETAIN EARNINGS (DEFICIT)                        (4,170,914)    (4,428,919)
                                                -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                    4,208,246      3,499,922
                                                -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 8,233,624    $ 7,829,161

The consolidated balance sheet at March 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months Ended June 30,
                                                   1997           1996
                                                -----------    -----------
NET SALES                                       $ 1,168,692    $ 1,260,036
COST OF GOODS SOLD                                  485,842        650,916
                                                -----------    -----------
     GROSS PROFIT                                   682,850        609,120

OPERATING EXPENSES
  Salaries                                           87,209        160,999
  Taxes                                              56,938         53,726
  Consulting fees                                       845         11,902
  Professional Services                              18,142         27,136
  Research & Development                                235          1,967
  Travel & Entertainment                              6,180          9,510
  Insurance                                          46,136         69,781
  Advertising                                         2,999            671
  Office Supplies & Expense                           8,821         16,727
  Telephone                                          18,449         24,723
  Rent & Utilities                                   27,809         36,667
  Depreciation & Amortization                       168,435        166,730
  Other Expenses                                      9,473         33,122
                                                -----------    -----------
     TOTAL OPERATING EXPENSES                       451,671        613,661

     OPERATING INCOME (LOSS)                        231,179        ( 4,541)
                                                -----------    -----------
OTHER INCOME (EXPENSE)
  Interest Income & Finance Charges                   2,345            519
  Interest Expense                                  (11,729)       (70,507)
  Rent and Other Income                              36,210           --
                                                -----------    -----------
     TOTAL OTHER INCOME (EXPENSE)                    26,825        (69,988)
                                                -----------    -----------
     INCOME BEFORE PROVISION FOR INCOME TAXES   $   258,005    $   (74,529)

     PROVISION (BENEFIT) FOR INCOME TAXES                 -              -
                                                -----------    -----------
     NET INCOME (LOSS)                          $   258,005    $   (74,529)
                                                -----------    -----------
     NET INCOME (LOSS) PER COMMON SHARE         $      0.03    $     (0.01)
                                                -----------    -----------
     Weighted Average Shares Outstanding         9, 986,044      8,731,395

See Notes to Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Three Months Ended June 30,
                                                   1997           1996
                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                             $   258,005    $   (74,529)
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities
    Depreciation and amortization                   168,435        166,730
  (Increase) decrease in operating assets
    Accounts Receivable                             (54,712)        41,004
    Inventories                                      (2,393)         3,462
    Prepaid Expenses                                (47,420)         7,210
  Increase (decrease) in operating
   liabilities
    Accounts Payable                                (43,125)        66,219
    Accrued Expenses                                (12,620)       (18,769)
    Deferred revenue                                (22,558)       (16,191)
                                                -----------    -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES      243,612        175,136
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (67,101)       (62,309)
  Investment in oil and gas properties             (585,683)      (197,542)
  Investment in intangible assets                         0         (6,345)
                                                -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES          (652,784)      (266,196)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable              (74,442)        80,000
  Increase in long-term debt                        106,295           -
  Proceeds from issuance of common stock            450,319           -
  Repayment of long-term debt                       (81,485)       (78,452)
                                                -----------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES       400,687          1,548
    NET INCREASE (DECREASE) IN CASH                  (8,485)       (89,512)

CASH, BEGINNING OF PERIOD                            52,725        183,402
                                                -----------    -----------
    CASH, END OF PERIOD                         $    44,240    $    93,890

See Notes to Financial Statements

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

     Principles of consolidation - The accompanying consolidated financial statements include the accounts of the following companies:

PARENT COMPANY

     Infinity, Inc.

WHOLLY-OWNED SUBSIDIARIES

     Infinity Research and Development, inc.
     Consolidated Industrial Services, Inc.
      (incorporated during the year ended March 31, 1994)
     L.D.C. Food Systems, Inc.
      (acquired during the year ended March 31, 1994)
     CIS Oil and Gas, Inc.
      (incorporated during the year ended March 31, 1996)
     Consolidated Pipeline, Inc.
      (incorporated during the year ended March 31, 1996)

(2)  EARNING (LOSS) PER SHARE

     Earnings or loss per share is based on the weighted average number of shares outstanding. The number of shares used in the calculation was 9,986,044, and 8,731,395 for the periods ended June 30, 1997 and 1996, respectively. Common stock equivalents are not included in the computation because their inclusion would be anti-dilutive.

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

     In January, 1994, the Company's wholly-owned subsidiary, Consolidated Industrial Services, Inc., purchased substantially all of the assets, operating rights and liabilities of Consolidated Oil Well Services, Inc. The consolidated statements of operations include the results of operations related to this acquisition for the period subsequent to January 1, 1994.

(4)  SHORT-TERM BORROWINGS

     At June 30, 1997, the Company's subsidiary, Consolidated Industrial Services, Inc. (CIS), had a $300,000 line of credit available which expires February 1998. The line of credit is collateralized by certain equipment with interest at 2% above the lender's corporate base rate. As of June 30, 1997, CIS had $209,558 drawn on the line of credit.

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

(6)  BASIS OF PRESENTATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     The oilfield services segment of the Company generated $1,168,692 in revenues and $485,842 in cost of sales during the three months ended June 30, 1997, compared to $1,154,767 in revenues and $593,999 in cost of sales for the three months ended June 30, 1996. The operating expenses incurred by the oilfield services segment of the Company were $349,621 for the three months ended June 30, 1997 and $371,380 for the three months ended June 30, 1996.
Net operating income for this segment improved to a profit of $333,229 for the three months ended June 30, 1997 from a profit of $189,388 for the three months ended June 30, 1996. The improved results are attributed to the Company being able to obtain an increase in sales while taking measures to control operating costs. Depreciation and amortization expense included in operating expenses for the oilfield services division was $124,036 for the three months ended June 30, 1997 and $122,641 for the three months ended June 30, 1996.

     The environmental services segment of the Company generated $24,200 in rental income during the three months ended June 30, 1997. This was offset by depreciation and amortization expense of $41,377 for the same period. This segment of the Company, which included all water treatment activities, generated $105,269 in revenues and $55,706 in cost of sales during the three months ended June 30, 1996. Operating expenses incurred by this division were $90,733 for the three months ended June 30, 1996, including depreciation and amortization expense of $41,067. In October 1996, the Company entered into a five year management and lease agreement which transfered operating responsibility for this segment to an outside party. The Company will receive annual payments of $80,000 plus a percentage of revenues over certain levels.

     The oil and gas production segment of the Company recorded no revenue and no operating expense during the three months ending June 30, 1997 since properties were still under development. During the last eighteen months, this segment invested $3,047,883 to acquire property rights, drill and complete twenty gas wells and construct the related pipeline system to connect to the interstate transportate system. The company expects to record revenue from the production of gas during the second quarter of this year.

     Expenses incurred in corporate activities were $60,673 for the three months ended June 30, 1997, compared to $56,388 for the three months ended June 30, 1996. No income tax expense has been recorded due to the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had a working capital deficit of $2,692,079 compared to a working capital deficit of $1,285,105 at March 31, 1997. The decrease in working capital is primarily due to the inclusion in current liabilities of the final payment on the note payable to Seymour, Inc. This final payment is due June 1, 1998 in the amount of $1,825,107.

     The Company presently has outstanding publicly traded warrants to purchase shares of Common Stock which, if all were to be exercised, could result in gross proceeds of approximately $2,800,000. The Company intends to file an amendment to the registration statement relating to the warrants during the next three months, however, there is no assurance that the Company will be successful in obtaining the exercise of any of the warrants.

     In addition, the Company also issued warrants in conjunction with the long-term financing on May 31, 1995 which, if exercised, would result in gross proceeds of $2,500,000. These warrants can be exercised at a price of $2.00 per share any time prior to August 31, 1998 or ninety days after the promissory note is paid in full, whichever is earlier.

     During the three month period ended June 30, 1997 cash generated by operating activities was $243,612 compared to cash generated of $175,136 for the three months ended June 30, 1996. The improvement in the amount of cash generated was due to improvement of the oilfield service activities and the reduction of water treatment activities. An increase of $102,132 in accounts receivable and prepaid expenses and a decrease of $43,125 in accounts payable reduced the magnitude of this improvement.

     Cash flows from investing activities during the three months ended June 30, 1997, were ($652,784) compared to ($266,196) for the comparable period of 1996. The increase is primarily due to the investment to develop gas production properties of ($585,683).

     The Company obtained $106,295 in long-term equipment financing debt and obtained $450,319 from issuance of common stock during the three months ended June 30, 1997. This cash received from financing activities was reduced by the repayment of ($81,485) of long term debt and reduction of the bank line of credit by $(74,442).

     On May 31, 1995, the Company obtained $2,500,000 in long-term financing from Seymour, Inc. (Seymour) collateralized by substantially all of the tangible property and equipment of its wholly-owned subsidiary, Consolidated Industrial Services, Inc. The note required monthly payments of interest at 10% for a period of six months beginning July 1995. Thereafter, monthly payments of principal and interest in the amount of $41,503 are due until maturity, June

1998. The agreement also contains certain restrictive covenants with respect to dividends, acquisitions and capital expenditures. Proceeds from the note were used to refinance $1,500,000 in short-term borrowings and provide additional working capital for the Company.

     The Company does not have any material commitments for capital expenditures as of the filing of this Report. However, the Company is required to drill ten gas wells in its Raton Basin property by December 31, 1997 in order to retain its rights to further develop this leased property.

     The Company intends to drill an additional ten gas wells in southeastern Colorado prior to December 31, 1997, and at least ten additional wells during each of the next three years. This pace of development will meet lease requirements to allow the Company to continue to develop the property. Financing for this future development will be necessary and is expected to be obtained by borrowing based on the production and reserves of the existing wells, by pre-selling the gas produced by these wells, or from proceeds of common stock issued upon the exercise of existing warrants. However, there is no assurance that the Company will be successful in obtaining such financing.

                      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING.  None

ITEM 2.  CHANGES IN SECURITIES.  Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.  None
         (b) Reports on Form 8-K.  None

                               SIGNATURES

     In accordance with the requirements of the Exhcnage Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.

Dated: August 18, 1997             By /s/ Stanton E. Ross
                                     Stanton E. Ross, President

                                 EXHIBIT INDEX
EXHIBIT                                      METHOD OF FILING
-------                                      ----------------
   27.    FINANCIAL DATA SCHEDULE            Filed herewith electronically