Form 10QSB
period 1997-09-30
INFINITY INC
filed 1997-11-19
CIK 822746

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 1997

                 Commission File Number: 0-17204

                          INFINITY, INC.
 ---------------------------------------------------------------
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

                          (316) 431-6200
         -----------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          x Yes   --- No

There were 10,210,939 shares of the Registrant's Common Stock outstanding as of September 30, 1997.

                          INFINITY, INC.
                           FORM 10-QSB

                              INDEX
                                                                Page
Part I:    Financial Information                                Number

Item 1.    Financial Information:

           Condensed Consolidated Balance Sheets                   3

           Condensed Consolidated Statements of Operations         4

           Condensed Consolidated Statements of Cash Flows         5

           Notes to Financial Statements                           6

Item 2.    Management's Discussion and Analysis or Plan
           of Operations                                           9

Part II:   Other Information                                      13

                 INFINITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

            ASSETS                              (Note)
                                            Sept 30, 1997     March 31, 1997
CURRENT ASSETS
         Cash                                $   107,823       $     52,725
   Accounts Receivable, less allowance
        for doubtful accounts                    366,004            400,274
         Inventories                             197,686            197,731
         Prepaid Expenses                         25,564             18,220
         TOTAL CURRENT ASSETS                    697,077            668,950

PROPERTY AND EQUIPMENT, at cost, less
    accumulated depreciation
                                               4,120,599          4,192,684
OIL AND GAS PROPERTIES, using the full
   cost method, less accumulated depletion     3,475,389          2,638,126
INTANGIBLE ASSETS, at cost, less
    accumulated amortization                     180,118            246,856
INVESTMENT in unconsolidated subsidiary           50,000             82,545
         TOTAL ASSETS                          8,523,183          7,829,161

     LIABILITIES

CURRENT LIABILITIES
        Accounts Payable                         787,847            988,026
        Accrued Expenses                         314,989            303,386
    Current portion of deferred revenue           60,000             60,000
        Notes payable                            157,556            284,000
    Current portion of long-term debt          2,077,159            318,643
       TOTAL CURRENT LIABILITIES               3,397,551          1,954,055

LONG-TERM LIABILITIES
   Long-term debt,
       less current portion above                155,729          1,897,280
       Note payable, related party               309,968            309,968
   Deferred revenue,
       less current portion above                142,921            167,936
         TOTAL LIABILITIES                     4,006,169          4,329,239

     STOCKHOLDER'S EQUITY

CAPITAL CONTRIBUTED
   Common stock, par value $.0001,
     authorized 300,000,000 shares,
     issued and outstanding 10,210,939
          shares; 9,860,564 shares                 1,021                986
     Additional paid-in-capital                8,453,317          7,927,855
       TOTAL CAPITAL CONTRIBUTED               8,454,338          7,928,841
   RETAINED EARNINGS (DEFICIT)                (3,937,324)        (4,428,919)
       TOTAL STOCKHOLDERS' EQUITY              4,517,014          3,499,922

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY             $    8,523,183      $   7,829,161

The consolidated balance sheet at March 31, 1997 has been derived from the audited financial statements at that date.

                See Notes to Financial Statements

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months Ended Sept 30,
                                                     1997        1996
                                                  ----------  ----------
      NET SALES                                   $1,463,372  $1,437,705

      COST OF GOODS SOLD                             719,363     800,693

           GROSS PROFIT                              744,009     637,012

OPERATING EXPENSES
        Salaries                                     105,761     184,092
        Taxes                                         57,292      59,350
        Consulting fees                                  625      11,753
        Professional Services                          8,508      18,173
        Research & Development                             -       1,209
        Travel & Entertainment                         7,473      11,557
        Insurance                                     38,079      72,651
        Advertising                                      559       5,100
        Office Supplies & Expense                      7,299      14,103
        Telephone                                     22,199      30,981
        Rent & Utilities                              38,051      34,930
        Depreciation & Amortization                  185,616     170,151
        Other Expenses                                13,151      29,316
        TOTAL OPERATING EXPENSES                     484,613     643,366

     OPERATING INCOME (LOSS)                         259,396     ( 6,354)

OTHER INCOME (EXPENSE)
       Interest Income & Finance Charges              (1,520)      4,621
       Interest Expense                              (52,716)    (68,933)
       Rent and Other Income                          28,430           -

       TOTAL OTHER INCOME (EXPENSE)                  (25,806)    (64,312)

       NET INCOME (LOSS)                          $  233,590  $  (70,666)

       NET LOSS PER COMMON SHARE                  $     0.02  $    (0.01)

    Weighted Average Shares Outstanding           10,191,373   8,843,804

                See Notes to Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Six Months Ended Sept 30,
                                                      1997           1996
                                                   ----------     ----------
      NET SALES                                    $2,632,064     $2,697,741

      COST OF GOODS SOLD                            1,205,205      1,451,609

          GROSS PROFIT                              1,426,859      1,246,132

OPERATING EXPENSES
          Salaries                                    192,970        345,091
          Taxes                                       114,230        113,076
          Consulting fees                               1,470         23,655
          Professional Services                        26,650         45,309
          Research & Development                          235          3,176
          Travel & Entertainment                       13,653         21,067
          Insurance                                    84,215        142,432
          Advertising                                   3,558          5,771
          Office Supplies & Expense                    16,120         30,830
          Telephone                                    40,648         55,704
          Rent & Utilities                             65,860         71,597
          Depreciation & Amortization                 354,051        336,881
          Other Expenses                               22,624         62,438
        TOTAL OPERATING EXPENSES                      936,284      1,257,027

     OPERATING INCOME (LOSS)                          490,575        (10,895)

OTHER INCOME (EXPENSE)
         Interest Income & Finance Charges                825          5,140
         Interest Expense                             (64,445)      (139,440)
         Rent and Other Income                         64,640              -

        TOTAL OTHER INCOME (EXPENSE)                    1,020       (134,300)

           NET INCOME (LOSS)                       $  491,595     $ (145,195)

         NET LOSS PER COMMON SHARE                 $     0.05     $    (0.02)
         Weighted Average Shares Outstanding       10,089,270      8,788,217

                See Notes to Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Six Months Ended Sept 30,
                                                         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES                 -----------   ---------
        Net Income (Loss)                            $   491,595   $(145,195)
   Adjustments to reconcile net loss to net cash used in operating activities


      Depreciation and amortization                      354,051     336,881
      Loss on sale of assets                              42,978           -
     (Increase) decrease in operating assets
        Accounts Receivable                               34,270     140,657
        Inventories                                           45      21,361
        Prepaid Expenses                                  (7,344)     (5,016)
      Increase (decrease) in operating liabilities
        Accounts Payable                                 (70,703)    (39,728)
        Accrued Expenses                                  11,603     (28,023)
        Deferred revenue                                 (25,015)    (24,430)
      NET CASH PROVIDED BY OPERATING ACTIVITIES          831,480     256,507

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                  (227,453)    (85,451)
    Investment in oil and gas properties                (951,375)   (243,444)
    Investment in intangible assets                      (13,574)    (14,500)
     NET CASH USED IN INVESTING ACTIVITIES            (1,192,402)   (343,395)

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in notes payable                (126,442)     96,000
    Increase in long-term debt                           193,795           -
    Proceeds from issuance of common stock               525,497     395,000
    Repayment of long-term debt                         (176,830)   (157,744)
     NET CASH PROVIDED BY FINANCING ACTIVITIES           416,020     333,256

      NET INCREASE IN CASH                                55,098     246,368

   CASH, BEGINNING OF PERIOD                              52,725     183,402

         CASH, END OF PERIOD                         $   107,823   $ 429,770

                See Notes to Financial Statements

                 INFINITY, INC. AND SUBSIDIARIES
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                _________________________________

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

(2)  EARNING (LOSS) PER SHARE

Earnings or loss per share is based on the weighted average number of shares outstanding. The number of shares used in the calculation was 10,089,270 and 8,788,217 for the six month periods ended September 30, 1997 and 1996, respectively. Common stock equivalents are not included in the computation because their inclusion would be anti-dilutive.

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

(4)  SHORT-TERM BORROWINGS

At September 30, 1997, the Company had $500,000 available under lines of credit that expire in February 1998. These lines of credit are collateralized by certain equipment and are guaranteed by the company's president. Interest accrues at 2% above the lender's corporate base rate. As of September 30, 1997, the company had $157,556 drawn on these lines of credit.

                 INFINITY, INC. AND SUBSIDIARIES
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           (Continued)
(5)  LONG-TERM DEBT

On May 31, 1995, the Company obtained $2,500,000 in long-term financing from Seymour, Inc. (Seymour) collateralized by substantially all of the tangible property and equipment of its wholly owned subsidiary, Consolidated Industrial Services, Inc. The note required monthly payments of interest at 10% for a period of six months beginning July 1995. Thereafter, monthly payments of principal and interest in the amount of $41,503 are due until maturity in June 1998. The agreement also contains certain restrictive covenants with respect to dividends, acquisitions and capital expenditures. Proceeds from the note were used to refinance $1,500,000 in short-term borrowings and provide additional working capital for the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     RESULTS OF OPERATIONS

     The oilfield services segment of the Company generated $1,312,154 in revenues and $612,351 in cost of sales during the three months ended September 30, 1997, compared to $1,259,875 in revenues and $651,708 in cost of sales for the three months ended September 30, 1996. The operating expenses incurred by the oilfield services segment of the Company were $365,137 for the three months ended September 30, 1997 and $421,638 for the three months ended September 30, 1996. Net operating income for this segment improved to a profit of $334,666 for the three months ended September 30, 1997 from a profit of $186,529 for the three months ended September 30, 1996. For the six months ended September 30, 1997, this segment generated $2,480,847 in revenues and $1,076,840 in cost of sales, compared to $2,414,642 in revenues and $1,245,707 in cost of sales for the six months ended September 30, 1996. The operating expenses incurred were $714,757 for the six months ended September 30, 1997 compared to $793,018 for the six months ended September 30, 1996. Net operating income for this segment improved to a profit of $689,250 for the six months ended September 30, 1997 from a profit of $375,917 for the six months ended September 30, 1996. The improved results are attributed to the Company's ability to increase sales while continuing measures to control operating costs. Depreciation and amortization expense included in operating expenses for the oilfield services division was $248,072 for the six months ended September 30, 1997 and $248,071 for the six months ended September 30, 1996.

     The environmental services segment of the Company generated $48,400 in rental income during the six months ended September 30, 1997. This was offset by depreciation and amortization expense of $78,084 for the same period. The Company also reported $95,000 in revenue from settlement of a licensing agreement with BOC Gases regarding certain patents and patent applications. This revenue was offset by the unamortized cost of those patents and applications of $42,654. This segment of the Company, which included all water treatment activities, generated $202,349 in revenues and $147,417 in cost of sales during the six months ended September 30, 1996. Operating expenses incurred by this division were $191,270 for the six months ended September 30, 1996, including depreciation and amortization expense of $82,134. In October 1996, the Company entered into a five year management and lease agreement that transferred operating responsibility for this segment to an outside party. The Company will receive payments of $80,000 per year for the first 5 years plus a percentage of revenues over certain levels.

     The oil and gas production segment of the Company recorded net revenue from gas sales of $56,217 and operating expenses of $112,602 during the three months and six months ending September 30, 1997, including $17,181 of depletion and depreciation expense. The company first recorded revenues from these properties in July 1997 and the properties remain under development. During the last two years, this segment invested $3,492,570 to acquire property rights, drill and complete twenty gas wells and construct the related pipeline system to connect to the interstate transportation system. The Company has acquired development rights to an additional 17,000 acres in the Raton Basin, for a total of 41,000 acres, and is presently drilling additional wells that should begin production during the first quarter of 1998.

     Expenses incurred in corporate activities were $111,882 for the six months ended September 30, 1997, compared to $186,208 for the six months ended September 30, 1996. This reduction was substantially achieved in the area of consulting fees, professional services and facility costs.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had a working capital deficit of $2,700,474 compared to a working capital deficit of $1,285,105 at March 31, 1997. The decrease in working capital is primarily due to the inclusion in current liabilities of the final payment on the note payable to Seymour, Inc. This final payment is due June 1, 1998 in the amount of $1,825,107. The Company is presently working to refinance this debt.

     The Company presently has outstanding publicly traded warrants to purchase shares of Common Stock that, if all were to be exercised, could result in gross proceeds of approximately $2,800,000. The Company filed an amendment to the registration statement relating to the warrants in September, 1997, which provided expiration dates of December 31, 1997 and December 31, 1998 for certain of the warrants. Subsequent to September 30, 1997, the Company has received approximately $360,000 from the exercise of such warrants, however, there is no assurance that the Company will be successful in obtaining the exercise of the remainder of the warrants.

     In addition, the Company also issued warrants in conjunction with the long-term financing on May 31, 1995 that, if exercised, would result in gross proceeds of $2,500,000. These warrants can be exercised any time prior to ninety days after the payment of all interest and principal due under this financing.

     During the six months ended September 30, 1997 cash generated by operating activities was $831,480 compared to cash generated of $256,507 for the six months ended September 30, 1996. The improvement in the amount of cash generated was due to improvement of the oilfield service activities and the reduction of water treatment activities. A decrease of $70,703 in accounts payable reduced the magnitude of this improvement.

     Net cash provided by operation of the oilfield services segment was $937,322 for the six months ended September 30, 1997. Net cash provided by the operation of the environmental services segment was $24,200 from rental income $95,000 from the patent settlement. Net cash used by corporate activities was $105,839 for the six month period.

     Cash flows from investing activities during the six months ended September 30, 1997, were $(1,192,402) compared to $(343,395) for the
comparable period of 1996.   The increase is primarily due to the investment
to develop gas production properties of $(951,375).

     The Company obtained $193,795 in long-term equipment financing debt and obtained $525,497 from issuance of common stock during the six months ended September 30, 1997. This cash received from financing activities was reduced by the repayment of $(176,830) of long term debt and reduction of the bank lines of credit by $(126,442).

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

     The Company does not have any material commitments for capital expenditures as of the filing of this Report. However, the Company is required to drill a number of gas wells in its Raton Basin properties in order to retain its rights to further develop these leased properties.

     The Company is presently drilling the ten additional gas wells required to be drilled in southeastern Colorado prior to December 31, 1997, and intends to drill at least twenty additional wells during each of the next three years. This pace of development will meet the requirements of all leases and allow the Company to continue to develop the 41,000 acres covered by leases on the properties. Financing for this future development will be necessary and is expected to be obtained by borrowing based on the production and reserves of the existing wells, by pre-selling the gas produced by these wells, or from proceeds from the exercise of outstanding warrants to purchase common stock. However, there is no assurance that the Company will be successful in obtaining such financing.

     Subsequent to September 30, 1997, the company received approximately $360,000 from sales of common stock through the exercise of warrants. The Company also could receive additional proceeds of approximately $650,000 from the exercise of warrants that will expire December 31, 1997, and approximately $1,200,000 from the exercise of warrants that will expire December 31, 1998.

                   PART II - OTHER INFORMATION

 ITEM 1.LEGAL PROCEEDING.  None

 ITEM 2.CHANGES IN SECURITIES

     During the quarter ended September 30, 1997, the Company issued securities in transactions which were not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

     In August, 1997, the Company issued 50,000 shares of its Common
Stock in private transactions to two accredited investors for a total of $92,187.50 in cash. With respect to these sales, the Company relied on
Section 4(2) of the Act. The purchasers are sophisticated investors and represented that they were purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

 ITEM 3.DEFAULTS UPON SENIOR SECURITIES.  Not Applicable

 ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

 ITEM 5.OTHER INFORMATION.  None

 ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits.  None

      (b)Reports on Form 8-K.  None

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INFINITY, INC.

Dated: November 19, 1997            By/s/ Stanton E. Ross
                                      Stanton E. Ross, President

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically