Form 10QSB
period 1997-12-31
INFINITY INC
filed 1998-02-19
CIK 822746

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 1997

                              OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ________, 19___ to ________, 19___.

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

                          (316) 431-6200
          ----------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         X Yes         ---- No

There were 11,246,846 shares of the Registrant's Common Stock outstanding as of December 31, 1997.

                         INFINITY, INC.
                          FORM 10-QSB
                             INDEX

Part I    Financial Information                             Page Number

Item 1.   Financial Information:

          Condensed Consolidated Balance Sheets..............        3

          Condensed Consolidated Statements of Operations....        4

          Condensed Consolidated Statements of Cash Flows....        5

          Notes to Financial Statements......................        6

Item 2.   Management's Discussion and Analysis or
          Plan of Operations.................................        9

Part II:  Other Information..................................       13

                 INFINITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                       ASSETS                                     (Note)
                                                Dec 31, 1997  March 31, 1997
CURRENT ASSETS
     Cash                                       $   656,333    $    52,725
     Accounts Receivable, less allowance
       for doubtful accounts                        278,282        400,274
     Inventories                                    196,198        197,731
     Prepaid Expenses                                24,096         18,220
          TOTAL CURRENT ASSETS                    1,154,909        668,950

PROPERTY AND EQUIPMENT, at cost, less
     accumulated depreciation                     3,994,476      4,192,684
OIL AND GAS PROPERTIES, using the full
     cost method, less accumulated depletion 4,060,936 2,638,126 INTANGIBLE ASSETS, at cost, less
     accumulated amortization                       201,029        246,856
INVESTMENT in unconsolidated subsidiary                   -         82,545
          TOTAL ASSETS                            9,411,350      7,829,161

               LIABILITIES

CURRENT LIABILITIES
     Accounts Payable                               688,251        988,026
     Accrued Expenses                               296,614        303,386
     Current portion of deferred revenue             60,000         60,000
     Notes payable                                  183,000        284,000
     Current portion of long-term debt              316,089        318,643
          TOTAL CURRENT LIABILITIES               1,543,954      1,954,055

LONG-TERM LIABILITIES
     Long-term debt, less current
       portion above                              1,826,139      1,897,280
     Note payable, related party                    309,968        309,968
     Deferred revenue, less current
       portion above                                137,506        167,936
          TOTAL LIABILITIES                       3,817,567      4,329,239

          STOCKHOLDER'S EQUITY

CAPITAL CONTRIBUTED
     Common stock, par value $.0001, authorized
     300,000,000 shares, issued and outstanding
     11,246,846 shares; 9,860,564 shares              1,125            986
     Additional paid-in-capital                   9,710,005      7,927,855
          TOTAL CAPITAL CONTRIBUTED               9,711,130      7,928,841
RETAINED EARNINGS (DEFICIT)                      (4,117,347)    (4,428,919)
          TOTAL STOCKHOLDERS' EQUITY              5,593,783      3,499,922

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                $ 9,411,350    $ 7,829,161

The consolidated balance sheet at March 31, 1997 has been derived from the audited financial statements at that date.

                    See Notes to Financial Statements

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended Dec 31,
                                                     1997             1996
NET SALES                                        $ 1,062,950      $ 1,201,872

COST OF GOODS SOLD                                   683,318          632,825

     GROSS PROFIT                                    379,632          569,047

OPERATING EXPENSES
     Salaries                                        122,415          148,252
     Taxes                                            54,533           45,634
     Consulting fees                                   1,645            8,583
     Professional Services                            24,960            6,608
     Research & Development                            2,202            1,462
     Travel & Entertainment                           12,664            6,712
     Insurance                                        40,765           57,589
     Advertising                                       4,337            1,659
     Office Supplies & Expense                        13,058           11,471
     Telephone                                        23,551           24,076
     Rent & Utilities                                 33,679           30,999
     Depreciation & Amortization                     189,593          169,060
     Other Expenses                                   13,296           21,949
          TOTAL OPERATING EXPENSES                   536,698          534,054

          OPERATING INCOME (LOSS)                   (157,066)          34,993

OTHER INCOME (EXPENSE)
     Interest Income & Finance Charges                 1,142               29
     Interest Expense                                (52,525)         (69,973)
     Rent and Other Income                            28,426           16,556
     Gain on sales of assets                               -           31,126

          TOTAL OTHER INCOME (EXPENSE)               (22,957)         (22,262)

          NET INCOME (LOSS)                      $  (180,023)     $    12,731

          NET LOSS PER COMMON SHARE              $     (0.02)     $      0.00
            Weighted Average Shares Outstanding   10,591,523        9,453,315

                See Notes to Financial Statements

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Nine months Ended Dec 31,
                                                     1997             1996
NET SALES                                        $ 3,695,014      $ 3,899,613

COST OF GOODS SOLD                                 1,888,523        2,084,434

     GROSS PROFIT                                  1,806,491        1,815,179

OPERATING EXPENSES
     Salaries                                        315,385          493,343
     Taxes                                           168,763          158,710
     Consulting fees                                   3,115           32,238
     Professional Services                            51,610           51,917
     Research & Development                            2,437            4,638
     Travel & Entertainment                           26,317           27,779
     Insurance                                       124,980          200,021
     Advertising                                       7,895            7,430
     Office Supplies & Expense                        29,178           42,301
     Telephone                                        64,199           79,780
     Rent & Utilities                                 99,539          102,596
     Depreciation & Amortization                     543,644          505,941
     Other Expenses                                   35,920           84,387
          TOTAL OPERATING EXPENSES                 1,472,982        1,791,081

          OPERATING INCOME                           333,509           24,098

OTHER INCOME (EXPENSE)
     Interest Income & Finance Charges                 1,967            5,168
     Interest Expense                               (116,970)        (209,414)
     Rent and Other Income                            93,066           16,556
     Gain on sales of assets                               -           31,126

          TOTAL OTHER INCOME (EXPENSE)               (21,937)        (156,564)

          NET INCOME (LOSS)                      $   311,572      $  (132,466)

          NET LOSS PER COMMON SHARE              $      0.03      $      (.01)
            Weighted Average Shares Outstanding   10,255,917        8,832,335

                See Notes to Financial Statements

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Three Months Ended Dec 31,
                                                      1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                            $  (180,023)     $   12,729
     Adjustments to reconcile net loss to
       net cash used in operating activities
          Depreciation and amortization               189,593         169,060
          Loss on sale of assets                            -         (31,126)
          (Increase) decrease in operating assets
              Accounts Receivable                      87,722           1,409
              Inventories                               1,488           2,931
              Prepaid Expenses                          1,468           5,698
          Increase (decrease) in
            operating liabilities
              Accounts Payable                       (100,832)        (39,344)
              Accrued Expenses                        (18,375)         17,857
              Deferred revenue                         (5,415)         (5,167)

     NET CASH PROVIDED BY OPERATING ACTIVITIES        (24,374)        134,047

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment               (23,043)       (43,219)
     Proceeds of equipment sold                             -         96,548
     Investment in oil and gas properties            (550,555)      (291,957)
     Investment in intangible assets                  (45,095)       (25,667)

     NET CASH USED IN INVESTING ACTIVITIES           (618,693)      (264,295)

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in notes payable              25,442        (96,000)
     Increase in long-term debt                             -              -
     Proceeds from issuance of common stock         1,256,792        187,500
     Repayment of long-term debt                      (90,657)       (90,498)

     NET CASH PROVIDED BY FINANCING ACTIVITIES      1,191,577          1,002

     NET INCREASE IN CASH                             548,510       (129,246)

CASH, BEGINNING OF PERIOD                             107,823        429,770

     CASH, END OF PERIOD                           $  656,333     $  300,524

                    See Notes to Financial Statements

                 INFINITY, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Nine Months Ended Dec 31,
                                                        1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                              $   311,572   $ (132,466)
     Adjustments to reconcile net loss to net cash
        used in operating activities
     Depreciation and amortization                      543,644      505,941
     Loss on sale of assets                              42,978      (31,126)
     (Increase) decrease in operating assets
          Accounts Receivable                           121,992      142,066
          Inventories                                     1,533       24,292
          Prepaid Expenses                               (5,876)         682
     Increase (decrease) in operating liabilities
          Accounts Payable                             (171,535)     (79,072)
          Accrued Expenses                               (6,772)     (10,166)
          Deferred revenue                              (30,430)     (29,597)
          NET CASH PROVIDED BY OPERATING ACTIVITIES     807,106      390,554

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                (250,496)    (128,670)
     Proceeds of equipment sold                               -       96,548
     Investment in oil and gas properties            (1,501,930)    (535,401)
     Investment in intangible assets                    (58,669)     (40,167)
          NET CASH USED IN INVESTING ACTIVITIES      (1,811,095)    (607,690)

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in notes payable              (101,000)           -
     Increase in long-term debt                         193,795            -
     Proceeds from issuance of common stock           1,782,289      582,500
     Repayment of long-term debt                       (267,487)    (248,242)
          NET CASH PROVIDED BY FINANCING ACTIVITIES   1,607,597      334,258

     NET INCREASE IN CASH                               603,608      117,122

CASH, BEGINNING OF PERIOD                                52,725      183,402

     CASH, END OF PERIOD                             $  656,333   $  300,524

                    See Notes to Financial Statements

                 INFINITY, INC. AND SUBSIDIARIES
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
            -----------------------------------------

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

(2)  Earning (loss) per share

Earnings or loss per share is based on the weighted average number of shares outstanding. The number of shares used in the calculation was 10,255,917 and 8,832,335 for the nine month periods ended December 31, 1997 and 1996, respectively. Common stock equivalents are not included in the computation because their inclusion would be anti-dilutive.

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

(4)  Short-Term Borrowings

At December 31, 1997, the Company had $500,000 available under lines of credit that expire in February 1998. These lines of credit are collateralized by certain equipment and are guaranteed by the company's president. Interest accrues at 2% above the lender's corporate base rate. As of December 31, 1997, the company had $183,000 drawn on these lines of credit.

(5)  Long-Term Debt

On May 31, 1995, the Company obtained $2,500,000 in long-term financing from Seymour, Inc. (Seymour) collateralized by substantially all of the tangible property and equipment of its wholly owned subsidiary, Consolidated Industrial Services, Inc. The note required monthly payments of interest at 10% for a period of nine months beginning July 1995. Thereafter, monthly payments of principal and interest in the amount of $41,503 are due until maturity in June 1998. The agreement also contains certain restrictive covenants with respect to dividends, acquisitions and capital expenditures. Proceeds from the note were used to refinance $1,500,000 in short-term borrowings and provide additional working capital for the Company.

In connection with the agreement, the Company issued a warrant to Seymour to purchase up to 1,250,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrant expires May 6, 1998, 90 days after the full payment of all principal and interest due on the Seymour note.

(6)  Subsequent Event

On February 6, 1998, the Company obtained a $4,000,000 credit facility from The CIT Group/ Credit Finance, Inc. (CIT). This facility is secured by substantially all of the assets of its wholly owned subsidiary, Consolidated Industrial Services, Inc. and requires monthly interest payments at a rate per annum of two percent over a bank prime rate. The facility was initially funded with $2,700,000 which will be repaid in monthly principal payments of $45,000 through February 2001. Also available to the Company is a revolving line of credit based on eighty percent of trade accounts receivable and a line of credit of $1,000,000 based on the value of equipment purchased in the future. Proceeds of this facility were used to refinance the debt to Seymour, bank lines of credit, and certain other equipment loans and will provide working capital for the Company.

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

Item 2.   Management's Discussion and Analysis or Plan of Operations

          Results of Operations

          The oilfield services segment of the Company generated $983,678 in revenues and $583,692 in cost of sales during the three months ended December 31, 1997, compared to $1,137,676 in revenues and $588,879 in cost of sales for the three months ended December 31, 1996. The operating expenses incurred by the oilfield services segment of the Company were $379,085 for the three months ended December 31, 1997 and $380,636 for the three months ended December 31, 1996. Net operating income declined to a profit of $20,901 for the three months ended December 31, 1997 from a profit of $168,161 for the three months ended December 31, 1996. This decrease in revenue and the corresponding decrease in net operating income were primarily caused by wet and warm weather conditions which restricted the ability of this division to work in the fields and generate the revenue.

          For the nine months ended December 31, 1997, this segment generated $3,464,525 in revenues and $1,660,532 in cost of sales, compared to $3,633,068 in revenues and $1,891,586 in cost of sales for the nine months ended December 31, 1996. The operating expenses incurred were $1,093,842 for the nine months ended December 31, 1997 compared to $1,173,653 for the nine months ended December 31, 1996. Net operating income improved to a profit of $710,151 for the nine months ended December 31, 1997 from a profit of $544,079 for the nine months ended December 31, 1996. The improved results are attributed to the Company's continuing measures to control operating costs. Depreciation and amortization expense included in operating expenses for the oilfield services division was $372,107 for the nine months ended December 31, 1997 and $372,107 for the nine months ended December 31, 1996.

          The environmental services segment of the Company generated $68,643 in rental income during the nine months ended December 31, 1997. This was offset by depreciation and amortization expense of $129,045 for the same period. The company also reported $95,000 in revenue from settlement of a licensing agreement with BOC Gases regarding certain patents and patent applications. This revenue was offset by the unamortized cost of those patents and applications of $42,654. This segment of the Company, which included all water treatment activities, generated $266,545 in revenues and $190,444 in cost of sales during the nine months ended December 31, 1996. Operating expenses incurred by this division were $245,535 for the nine months ended December 31, 1996, including depreciation and amortization expense of $123,820. In October 1996, the Company entered into five year management and lease agreement that transferred operating responsibility for this segment to an outside party. The Company will receive payments of $80,000 per year plus a percentage of revenues over certain levels.

          The oil and gas production segment of the Company recorded net revenue from gas sales of $79,272 and operating expenses of $123,027 during the three months ending December 31, 1997, including $16,244 of depletion and depreciation expense. The Company also recorded net revenue from gas sales of $135,489 and operating expenses of $235,629 during the nine months ending December 31, 1997, including $33,425 of depletion and depreciation expense The company first recorded revenues from these properties in July 1997 and the properties remain under development. During the last two years, this segment invested $4,060,936 to acquire property rights, drill and complete thirty gas wells and construct the related pipeline system to connect to the interstate transportation system. The Company has acquired development rights to a total of 41,000 acres in the Raton Basin in Colorado and is presently developing additional wells that should begin production during the quarter ended June 30, 1998.

          Expenses incurred in corporate activities were $199,803 for the nine months ended December 31, 1997, compared to $242,596 for the nine months ended December 31, 1996. This reduction was substantially achieved in the area of consulting fees, professional services and facility costs.

          Liquidity and Capital Resources

          As of December 31, 1997, the Company had a working capital deficit of $389,045 compared to a working capital deficit of $1,285,105 at March 31, 1997. The increase in working capital is primarily due to the proceeds of sales of common stock and refinancing of long term debt.

          The Company presently has remaining outstanding publicly traded warrants to purchase shares of Common Stock that, if all were to be exercised, could result in gross proceeds of approximately $1,400,000. The Company filed an amendment to the registration statement relating to the warrants in September, 1997, which provided an expiration date of December 31, 1998 for certain of the warrants. The Company received approximately $1,260,000 from the exercise of other warrants which expired December 31, 1997. There is no assurance that the Company will be successful in obtaining the exercise of the remainder of the warrants.

          In addition, the Company also issued warrants in conjunction with the long-term financing on May 31, 1995 that, if exercised, would result in gross proceeds of $2,500,000. These warrants can be exercised any time prior to May 6, 1998, ninety days after the full payment of all interest and principal due under this financing was made. There is no assurance that the company that holds these warrants will choose to exercise the warrants

          During the nine months ended December 31, 1997 cash generated by operating activities was $807,106 compared to cash generated of $390,554 for the nine months ended December 31, 1996. The improvement in the amount of cash generated was due to improvement of the oilfield service activities and the reduction of water treatment activities. A decrease of $171,535 in accounts payable reduced the magnitude of this improvement.

          Net cash provided by operation of the oilfield services segment was $1,082,258 for the nine months ended December 31, 1997. Net cash provided by the operation of the environmental services segment was $68,643 from rental income and $95,000 from the patent settlement. Net cash used by corporate activities was $190,736 for the nine month period and net cash used by operation of the oil and gas development division was $66,715 for the nine month period.

          Cash flows from investing activities during the nine months ended December 31, 1997, were ($1,811,095) compared to ($607,690) for the comparable
period of 1996.   The increase is primarily due to the investment to develop gas production properties of ($1,501,930).

          The Company obtained $193,795 in long-term equipment financing debt and obtained $1,782,289 from issuance of common stock during the nine months ended December 31, 1997. This cash received from financing activities was reduced by the repayment of ($267,487) of long term debt and reduction of the bank lines of credit by $(101,000).

          On February 6, 1998, the Company obtained a $4,000,000 credit facility from The CIT Group/Credit Finance, Inc. (CIT). This facility is secured by substantially all of the assets of its wholly owned subsidiary, Consolidated Industrial Services, Inc. and requires monthly interest payments at a rate per annum of two percent over a bank prime rate. The facility was initially funded with $2,700,000 which will be repaid in monthly principal payments of $45,000 through February 2001 when the remaining balance will be due. Also available to the Company is a revolving line of credit based on eighty percent of trade accounts receivable and a line of credit of $1,000,000 based on the value of equipment purchased in the future. Proceeds of this facility were used to refinance the debt to Seymour, bank lines of credit, and certain other equipment loans and will provide additional working capital for the Company.

          Seymour, Inc., the creditor repaid by the CIT refinancing, also holds a warrant that allows it to purchase up to 1,250,000 shares of the Company's common stock at a price of $2.00 per share. This warrant is exercisable until May 6, 1998, ninety days after the promissory note was fully paid.

          The Company does not have any material commitments for capital expenditures as of the filing of this Report. However, the Company is required to drill a number of gas wells in its Raton Basin properties in order to retain its rights to further develop these leased properties.

          The Company recently drilled the ten additional gas wells required to be drilled in southeastern Colorado prior to December 31, 1997, and intends to drill at least twenty additional wells during each of the next three years. This pace of development will meet the requirements of all leases and allow the Company to continue to develop the 41,000 acres covered by leases on the properties. Financing for this future development will be necessary and is expected to be obtained by borrowing based on the production and reserves of the existing wells, by pre-selling the gas produced by these wells, or from proceeds of common stock issued on the exercise of outstanding warrants. However, there is no assurance that the Company will be successful in obtaining such financing.

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

                                   INFINITY, INC.

Dated: February 18, 1998           By: /s/ Stanton E. Ross
                                      Stanton E. Ross, President

                                EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
--------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically