Form 10KSB40
period 1998-03-31
INFINITY INC
filed 1998-07-20
CIK 822746

                U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the Fiscal Year ended:  March 31, 1998

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

As of July 8, 1998, 11,592,563 Shares of the Registrant's $.0001 Par Value Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $19,901,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $4,805,506.

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

     On December 15, 1993, the Company acquired all of the outstanding stock of L.D.C. Food Systems, Inc. ("LDC"), a New Jersey corporation, in exchange for the issuance of shares of the Company's Common Stock. LDC holds the rights to patents relating to a poultry carcass chiller system for purifying contaminated waste water from poultry processing operations. During the year ended March 31, 1995, the Company obtained orders for two systems incorporating this technology. During the year ended March 31, 1996 this prototype system was sold to The BOC Group, Inc. ("BOC") in conjunction with a licensing agreement under which BOC will complete the pursuit of necessary government approvals and market the systems internationally to the food industry. Remaining rights under this technology were sold to BOC in September 1997.

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

     COWS was established in 1957 by Edsel E. Noland, and has been engaged in providing services to the oil and gas well industry in Kansas and portions of surrounding states. This business has included providing fracturing, cementing, acidizing, and nitrogen services as well as trucking of fluids. As a result of the acquisition, Consolidated now operates approximately 130 pieces of oil field equipment, and employs approximately 55 people. Consolidated continued the oil field services business and acquired and expanded such services to include on-site hazardous and non-hazardous waste stabilization services for private industry and government agencies. Consolidated uses some of the trucks acquired from COWS to haul waste water from customers' sites to a 20,000 gallon per day waste water treatment facility constructed on COWS' 17.5 acre site in Chanute, Kansas. This facility is the first centralized waste water treatment facility in Kansas.

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

     During February 1997, the Company and IOG agreed to the cancellation of the Company's Preferred Stock and a portion of its Common Stock, reducing the Company's ownership in IOG to 10% of its Common Stock. In exchange for such cancellation, the Company received a promissory note in the amount of $50,000 due in full in February 2000 and bearing interest at 12% per annum, secured by stock held in IOG's treasury. In addition, the Company will receive an overriding royalty on certain oil and gas leases held by IOG known as the "Redstone Project." The amount of the overriding royalty will be based on the terms of the sale of the Redstone Project by IOG. During July 1997, the Company agreed to cancel the remaining 10% common stock interest in IOG in conjunction with the acquisition of a gas development property.

     In November 1995, CIS Oil and Gas, Inc. ("COG"), a wholly-owned subsidiary, was created to acquire mineral rights and to develop and operate properties. During the year ended March 31, 1996 COG acquired rights to approximately 24,000 acres of land in the Raton Basin in Southeastern Colorado, and drilled fifteen wells to produce coal methane gas from this property. During the year ended March 31, 1997, the Company drilled an additional five wells and built a pipeline system on the property to connect the wells to the Colorado Interstate Gas pipeline. During the year ended March 31, 1998, the Company drilled an additional ten wells and began commercial gas production, and also acquired development rights to approximately 17,000 additional acres of land in the Raton Basin. The Company anticipates increasing gas production from these wells and four preexisting wells during the coming year while it continues to develop both properties.

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

     The Company's CIS Oil & Gas, Inc. ("COG") subsidiary leases mineral rights to approximately 41,000 acres of land in the Raton Basin area of Southeastern Colorado, and has drilled thirty (30) wells on this property.

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

     The Company's Infinity Research and Development, Inc. ("IRD") and LDC Food Systems, Inc. ("LDC") subsidiaries developed two specialized water treatment technologies: (1) thin film electrocoagulation and (2) chiller loop filtration and ozone sanitation (or "chiller loop technology"). These technologies were used by the Company to custom design and install custom water treatment equipment. The Company sold this operating system to The BOC Group, Inc. ("BOC") in February 1996 in conjunction with a licensing and marketing agreement under which BOC was to pursue final regulatory approvals and market the chiller loop technology to the food industry both nationally and internationally. The license agreement ended with the sale of this technology to BOC in September 1997.

BUSINESS OF COG AND CPI

     COG identifies and pursues development, exploration and operating opportunities in the oil and gas industry. CPI operates the internal pipeline which transports produced gas from each well on the Raton Basin property to the interstate carrier.

     RATON BASIN

     The Company has acquired through lease the mineral rights to approximately 41,000 acres of land in the Raton Basin of Southeastern Colorado. This area has seen significant growth in activity in recent years as several major companies in the energy exploration industry have started development work. This activity was spurred by the completion through the area of the Colorado Interstate Gas ("CIG") pipeline which provides a means to sell gas produced in the area to eastern markets where prices are generally higher than in the Rocky Mountain area.

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

     The Company has drilled 30 wells on this property and has connected 19 of the 30 wells to the CIG pipeline. Production on all 19 wells had started by June 30, 1997.

     The Company anticipates drilling no fewer than ten additional wells in 1998 and no fewer than ten additional wells each year through the year 2000 to maintain rights to develop the entire property.

     Under current regulations this property could support more than 210 wells, so the Company anticipates that development may occur faster than these minimum levels.

     On July 31, 1997, the Company acquired the rights to a lease of 53.46% of the mineral rights on approximately 17,000 acres near the 24,000 acre block on which the Company had previously held mineral rights under lease. This property is known as the Lorencito Property. The rights to the Lorencito Property were acquired from Infinity Oil & Gas, Inc. ("IOG") which is no longer affiliated with the Company. The Company paid $50,000 as an advance on the landowner royalty of 15% and granted IOG a 3% overriding royalty. The Company also agreed to cancel its 10% stock ownership in IOG in connection with this transaction. The lease presently requires that the Company drill at least 15 wells on the property during each one-year period commencing June 22, 1998, to maintain the rights to develop the property during the subsequent one-year period. If the Company has drilled at least 75 wells prior to June 22, 2002, the lease will be extended through June 22, 2004; if at least 90 wells are drilled prior to June 22, 2002, the lease will be extended through June 22, 2005; and if at least 100 wells are drilled prior to June 22, 2002, the lease will be extended through June 22, 2006. There are currently four gas wells on the property owned by Amoco which are not operating. If the Company acquires these wells and sustains production from them, the four wells will count toward the fifteen wells required to be drilled in the first year.

     The Company's development of the 17,000 acre block may be adversely impacted by the fact that another party holds the rights to the remaining 46.54% of the mineral rights. The Company will use its best efforts to work with the other interest holder, but there can be no assurance that the Company will be successful in doing so. If the Company is unable to satisfactorily obtain such cooperation, the Company may be required to apply to the Colorado Oil and Gas Conservation Commission to request a forced pooling of the property. If such an order were to be granted, the Company would be required to pay all costs of drilling and completion of the wells and only pay the other interest holder a one-eighth royalty on production until the Company recovers its cost plus 200%, after which the other party would also receive a 46.54% working interest in the property.

     Effective June 24, 1998, the Company entered into a Development Agreement with Evergreen Resources, Inc. ("Evergreen") pursuant to which Evergreen paid the Company $62,500 and received a 35% interest in the Company's leases on the 17,000 acre Lorencito Property. Evergreen will pay 35% of the costs of drilling wells on this property and act as operator. Evergreen has also agreed to guaranty a credit facility for the Company's benefit to be used solely for drilling, completing and equipping of wells on this development.

     CURRENT DRILLING OPERATIONS

     The Company has drilled thirty coal methane gas wells in the Raton Basin in Southeastern Colorado. Fifteen of these wells were drilled during February 1996, five were drilled during December 1996, and ten more were drilled in November 1997.

     The Company completed twenty wells and related gathering systems and commenced production in April 1997. The Company intends to connect the remaining ten wells to the gathering system and to drill a minimum of an additional ten wells in this area by December 31, 1998.

     The Company owned no oil or gas properties and had no drilling or production activities prior to the drilling of the fifteen wells during the year ended March 31, 1996. All 30 of the development wells which the Company has drilled thus far were completed and nineteen are hooked up and are producing gas.

OIL AND GAS INTERESTS IN LEASEHOLD ACREAGE

     The Company holds oil and gas interests in the Raton Basin in Southeastern Colorado as of March 31, 1997 and 1998 as follows:

                                     1997          1998
                                     ----          ----
     Undeveloped Acreage
        Gross                       20,160        35,560
        Net                         20,160        27,648

     Developed Acreage
        Gross                        3,840         5,440
        Net                          3,840         5,440


     GAS WELLS

     At March 31, 1998, the Company had interests in 30 gross and 30 net gas wells based on working interests in effect on that date.

     The group which assigned the leases on this property to the Company has an option to obtain a twenty-five percent working interest in these wells within six months of the completion of groups of 20 wells. This option, if exercised, would reduce the number of net wells to 22.5. In addition, the Company will receive a seventy-five percent working interest in four existing wells when the wells are connected to the pipeline and begin production. If all 30 existing wells are connected to the pipeline and begin production and the twenty-five percent back-in option is exercised, the Company will have 34 gross gas wells and 25.5 net gas wells.

     PRODUCTION, PRICE AND COST DATA

     The Company began acquisition and development activities relating to oil and gas properties in January 1996. During the year ended March 31, 1997, no oil or gas had been produced by the Company, and average selling prices and average production costs had not been established.

     During the year ended March 31, 1998, the Company received an average selling price of $1.32 per Mcf of gas sold and incurred average production costs of $1.63 per Mcf of gas sold.

     During the year ended March 31, 1998, the Company incurred operating expenses of $170,841 or $.83 per Mcf of gas sold in conjunction with oil and gas production activities. During the year ended March 31, 1997, the Company incurred no operating expenses in conjunction with oil and gas production activities. Information concerning the Company's reserves appears as Unaudited Supplemental Information Pursuant to Oil and Gas Activities following the notes to financial statements. Information regarding the Company's oil and gas reserves was determined by Fairchild, Ancell & Wells, Inc., petroleum and environmental consultants.

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

BUSINESS OF IRD AND LDC

     IRD and LDC developed water treatment systems which utilize two specialized water treatment technologies in combination with conventional water treatment equipment. These are known as the "thin film electrocoagulation" and the "chiller loop" technologies. Both of these technologies were leased or licensed to other companies to pursue additional development, and the chiller loop technology was sold in September 1997.

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

     There are many companies in the waste water treatment industry, many of which possess far greater financial resources, name recognition, manufacturing capabilities and marketing experience than the Company. The Company intends to compete with these companies through its management and lease agreement with the environmental services company.

     There are several other companies, universities and research organizations which actively engage in the research and development of products which may be competitive with those of the Company. All of these potential competitors, in the future, may offer products which by reason of price or effectiveness may be superior to any of the Company's existing or future products.

MAJOR CUSTOMERS

     During the fiscal year ended March 31, 1998, the Company billed Stroud Oil Properties $501,134, which represented 10% of the Company's net sales. During the fiscal year ended March 31, 1997, the Company billed Stroud Oil Properties $646,488 which represented 13% of the Company's net sales.

PATENTS, TRADEMARKS AND PROPRIETARY PROTECTION

     The Company, through its LDC subsidiary, owned the rights to two patents issued by United States Patent and Trademark Office which name Louis D. Caracciolo, Jr. as inventor. These patents were sold in September 1997.

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

     The Company leases facilities in Trinidad, Colorado. The monthly rent is $1,000. The lease began in October 1994, currently expires in October 1998, and contains the option to extend the lease for six additional one-year periods and to purchase the facility during the term of the lease. In the event the Company exercises this option, all rent paid under the lease will be applied to the purchase price up to a maximum of $60,000.

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

     During the year ended March 31, 1996, the Company acquired direct interests in oil and gas leases on approximately 24,000 acres of land in the Raton Basin in Southeastern Colorado. During the year ended March 31, 1998, the Company acquired interests in an additional 17,000 acres. The Company believes it has satisfactory title to this property based upon generally accepted industry standards. Prior to the commencement of drilling, however, a thorough examination is conducted and material defects, if any, are corrected before proceeding with operations.

     These properties acquired by the Company are leases which require certain drilling activity to retain the Company's interest in the lease. The Company must drill ten additional wells before December 31, 1998, and it must drill ten additional wells during each of the subsequent two years in order to earn the right to develop the entire 24,000 acre property and it must drill fifteen wells by June 22, 1999, and an additional fifteen wells during each of the three subsequent years to earn the right to continue to develop the 17,000 acre property.

ITEM 3.  LEGAL PROCEEDINGS.

WILLIS BROTHERS ENERGY, L.L.C. LAWSUITS

     In December 1997, the Company's COG subsidiary was named as a defendant in a lawsuit filed by Willis Brothers Energy, L.L.C. ("Willis Brothers") in the District Court of Las Animas County, Colorado. Also in December 1997, the Company's COG subsidiary filed a lawsuit against Willis Brothers and others in the District Court of Neosho County, Kansas. These lawsuits involve claims and counterclaims relating to certain tasks Willis Brothers had contracted to perform on COG's coal methane gas development project in the Raton Basin in Colorado. In June 1998, COG entered into a settlement agreement with Willis Brothers which provides that COG will pay Willis Brothers $85,000 to settle this dispute.

ALPHA ENERGY, INC. LAWSUIT

     In February 1998, Alpha Energy, Inc. ("Alpha") filed a lawsuit in the District Court of Las Animas County, Colorado, against COG and others in connection with a contract dispute involving COG's coal methane gas project in the Raton Basin in Colorado. Alpha is seeking to foreclose on a lien on the project and receive damages from COG of $256,000 plus interest for breach of contract and unjust enrichment. COG filed a counterclaim against Alpha for breach of contract and negligent design. No trial date has been set. COG is currently involved in settlement discussions with Alpha concerning this lawsuit.

     There are no other pending material legal proceedings to which the Company is a party.

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

       QUARTER ENDED                               HIGH       LOW
       -------------                               ----       ---

       June 30, 1996                              $1.687     $0.875
       September 30, 1996                         $1.25      $0.75
       December 31, 1996                          $1.875     $1.125
       March 31, 1997                             $2.375     $1.25

       June 30, 1997                              $2.28125   $1.625
       September 30, 1997                         $2.50      $2.125
       December 31, 1997                          $3.75      $2.09375
       March 31, 1998                             $2.71875   $1.875

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's $.0001 par value common stock at July 8, 1998, was 238 and the Company has over 350 beneficial owners of such stock.

     (c) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. Pursuant to the terms of the Loan Agreement with CIT Group/Credit Finance, Inc., the Company's CIS subsidiary is prohibited from paying any dividends to the Company during the term of that agreement. (See "ITEM 6. - LIQUIDITY AND CAPITAL RESOURCES.")

     (d) SALE OF UNREGISTERED SECURITIES. During the quarter ended March 31, 1998, the Company did not issue any securities which were not registered under the Securities Act of 1933, as amended.

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

     On December 15, 1993, the Company acquired all of the outstanding stock of LDC Food Systems, Inc. ("LDC"). This acquisition was accounted for as a pooling of interests and the financial statements included in this Report reflect the historical statements of LDC from its inception on April 20, 1990, through December 15, 1993, and the consolidated financial statements since that date.

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

     In July 1997, the Company's final ten percent interest in Infinity Oil & Gas, Inc. was canceled in conjunction with the Company's acquisition of additional gas development properties.

     The following discussion relates to the financial statements included in this Report.

RESULTS OF OPERATIONS

     The oil field services segment of the Company generated $4,411,131 in revenues and $2,171,648 in cost of sales during the year ended March 31, 1998, compared to $4,688,793 in revenues and $2,480,130 in cost of sales for the year ended March 31, 1997. The operating expenses incurred by the oil field services segment of the Company were $1,497,439 for the year ended March 31, 1998, and $1,515,883 for the year ended March 31, 1997. Net operating income for this segment improved to a profit of $742,044 for the year ended March 31, 1998, as compared to a profit of $692,780 for the year ended March 31, 1997. The improved results are attributed to the Company being able to continue measures to control costs. Depreciation and amortization expense included in operating expenses for the oil field services division was $543,570 for the year ended March 31, 1998, and $496,147 for the year ended March 31, 1997.

     The environmental services segment of the Company which includes all water treatment activities, generated $92,243 in rental income and $95,000 revenue from the sale of patents during the year ended March 31, 1998, compared to $346,545 in revenues and $190,215 in cost of sales for the year ended March 31, 1997. Operating expenses incurred by the environmental services division were $173,165 for the year ended March 31, 1998, and $292,539 for the year ended March 31, 1997, including depreciation and amortization expense of $168,629 for the year ended March 31, 1998 and

$171,500 for the year ended March 31, 1997. The significant drop in revenue, cost of sales and operating expenses resulted from the reduction in water research and treatment activities culminating in the license agreement with BOC Gases in January 1996, the management and lease agreement with the environmental services company in October 1996, and the sale of patents to BOC Gases in September 1997. Since completion of these agreements, these activities have operated to collect royalties and rent payments and maintain patent rights and have incurred negligible expense other than depreciation and amortization.

     The oil and gas production segment of the Company began commercial production of coal methane gas in July 1997 and recorded revenue of $299,375 and expenses of $505,119 for the year ended March 31, 1998, while continuing development of the property. Included in these expenses were $49,099 of depreciation and depletion expense.

     Expenses incurred in corporate activities were $259,369 for the year ended March 31, 1998, and $274,291 for the year ended March 31, 1997. This reduction was substantially achieved by closing the corporate office in Lenexa, Kansas.

     Operating income for the Company declined to $156,112 for the year ended March 31, 1998, from an operating income of $282,280 for the year ended March 31, 1997. This decline was due to startup and production costs in the oil and gas segment which offset continued strong performance in the oilfield segment.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had a working capital deficit of $(932,764) compared to a deficit of $(1,285,105) at March 31, 1997. The improvement in working capital is primarily due to the reduction of accounts payable enabled by the completion of long-term refinancing in February 1998.

     During the year ended March 31, 1998, cash generated by operating activities was $467,316 compared to cash generated of $892,989 for the year ended March 31, 1997. The primary reason for the reduction was the decrease in current liabilities and accounts payable and operating losses of the oil and gas segment.

     Net cash provided by the operation of the oil field services segment was $1,285,614. Net cash generated by the operation of the environmental technology segment was $187,243. Net cash used by the operation of corporate activities was $(247,280) plus $164,162 of interest expense paid. Net cash used by the operation of the oil and gas segment was $(156,645).

     Cash used in investing activities during the year ended March 31, 1998 was $1,994,948 as compared to $1,800,988 for the year ended March 31, 1997. The majority of cash used in investing activities for both years was used to develop the coal methane gas production in the Raton Basin in Southeastern Colorado and to replace and upgrade equipment for oil field services. An additional $73,798 was spent to pursue financing and lease transactions.

     During the year ended March 31, 1998, the Company received $1,840,521 from the sale of common stock, primarily through exercise of warrants and options and completed refinancing of long-term debt totaling $2,700,000.

     The Company presently has outstanding publicly-held warrants to purchase shares of common stock, which if all were to be exercised, could result in gross proceeds of approximately $1,790,502. (This does not include the warrants to purchase 1,250,000 shares held by Seymour, Inc. which expired May

6, 1998). However, there is no assurance that the Company will be successful in obtaining the exercise of any of the warrants.

     On February 6, 1998, the Company's CIS subsidiary obtained a credit facility for a total of $4,000,000. This facility provided $2,700,000 of immediate equipment financing which will be amortized at a rate of $45,000 per month until maturity at February 6, 2001. In addition, the facility provides $1,000,000 available for additional equipment purchases and a revolving credit line based on 80% of current accounts receivable. Interest is payable monthly at a rate of prime plus 2%. This facility is secured by substantially all oilfield service equipment and other assets of the CIS subsidiary. Further security is provided by the personal guaranty of the Company's President which guaranty is secured by the pledge of a portion of the President's stock in the Company.

     On May 31, 1995, the Company obtained $2,500,000 of long-term financing from Seymour, Inc., a manufacturer of equipment for the food processing industry. This note required monthly payments of interest at an annual rate of 10% and monthly installments of principal beginning January 1, 1996. The remaining principal balance was to mature on June 1, 1998, but was paid in full in February 1998. Seymour, Inc. also held a warrant which allowed it to purchase up to 1,250,000 shares of the Company's common stock at a price of $2.00 per share. This warrant expired unexercised on May 6, 1998.

     The Company does not have any material commitments for capital expenditures as of the filing of this Report. However, the Company is required to drill a number of gas wells in its Raton Basin property in order to retain its rights to further develop this leased property. The Company intends to drill an additional ten gas wells in southeastern Colorado prior to December 31, 1998, and at least twenty-five additional wells during each of the next three years. This pace of development will meet lease requirements to allow the Company to continue to develop the property. Financing for this future development will be necessary and is expected to be obtained by borrowing based on the production and reserves of the existing wells or by preselling the gas produced by these wells. However, there is no assurance that the Company will be successful in obtaining such financing.

     Management believes that the revenues being generated by gas sales together with the proceeds from the sale of common stock will provide sufficient liquidity to meet the Company's working capital needs for the remainder of the fiscal year ended March 31, 1999. Additional gas wells will be drilled and completed only when additional financing is obtained specifically for that purpose.

YEAR 2000 CONCERNS

     Management has addressed the concerns of potential year 2000 computing problems, both internally and with external parties, and believes that significant additional costs will not be incurred because of this circumstance.

ITEM 7.  FINANCIAL STATEMENTS.

     Please see pages F-1 through F-23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

           NAME          AGE            POSITIONS HELD
           ----          ---            --------------

     Stanton E. Ross     36     President, Treasurer and Director

     John C. Garrison    46     Secretary and Director

     Don W. Appleby      45     Director

     Stephen J. Skaggs   47     Director

     Jeffrey L. Dale     36     Director

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

     DON W. APPLEBY. Mr. Appleby is Chief Operating Officer of Whiteman Industries, a construction equipment manufacturer in Boise, Idaho. He has served as a Director of the Company since August 1995. From August 1995 to December 1997, he served as President of the Company's IRD subsidiary. He also served as President of Seymour, Inc. from October 1992 until August 1997, and served as Operations Manager for Seymour, Inc.'s equipment division from 1990 to 1992. Seymour, Inc. manufactures equipment for the food processing industry. From 1989 to 1990, he was Vice President (with responsibilities in finance and administration) of George E. Failing Company which was engaged in the manufacture of drilling equipment. From 1987 until 1989, Mr. Appleby was Vice President and Chief Financial Officer for Speedstar/AMCA International in Enid, Oklahoma, which was engaged in the manufacture of drilling equipment. From 1975 to 1986, he was a Division Manager for Parker Drilling Company, a large oil well drilling company. Mr. Appleby received a BS/BA degree in Accounting/Finance from the University of Tulsa in 1975.

     STEPHEN J. SKAGGS. Mr. Skaggs has been a Director of the Company since February 23, 1998. He has been employed by the Company's CIS subsidiary in various capacities including nitrogen superintendent, fracturing foreman and sales representative, for over 12 years. From 1980 to 1985, Mr. Skaggs was employed by Dowell Schlumberger as a service supervisor for fracturing, nitrogen and cementing of oil and gas wells.

     JEFFREY L. DALE. Mr. Dale has been a Director of the Company since February 23, 1998. He is currently the Geologist and Operations Manager for the operations of Verde Oil Company ("Verde") in the State of Kansas. Mr. Dale has been employed by Verde since 1986 and has supervised the drilling and completion of 76 wells for that company. He is currently responsible for operating 346 wells for Verde. Mr. Dale received a B.S. Degree in Geology from the University of North Dakota in 1986.

     The Company's Directors hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed from office.

     The Company has no compensation or nominating committee, but does have an audit committee which consists of Jeffrey L. Dale and Don W. Appleby.

     The date of the next annual meeting of the Company will be determined by the Company's Board of Directors in accordance with Colorado law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain written representations, no persons who were either a director, officer or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following tables set forth information regarding executive compensation for the Company's President and Chief Executive Officer. No executive officer received compensation in excess of $100,000 for any of the years ended March 31, 1998, 1997 and 1996:

                          SUMMARY COMPENSATION TABLE
                                                     LONG-TERM COMPENSATION
                                                   --------------------------
                            ANNUAL COMPENSATION        AWARDS         PAYOUTS
                          ----------------------   -----------------  -------
                                                             SECURI-
                                                             TIES
                                                   RE-       UNDERLY-
                                          OTHER    STRICT-   ING                ALL
                                          ANNUAL   ED        OPTIONS           OTHER
NAME AND PRINCIPAL                        COMPEN-  STOCK     /SARs    LTIP
COMPEN-
     POSITION       YEAR  SALARY   BONUS  SATION   AWARD(S)  (NUMBER) PAYOUTS  SATION
------------------  ----  ------   -----  ------   --------  -------- -------  ------

Stanton E. Ross,    1998  $70,000   -0-   $7,800*   -0-       35,000   -0-      $-0-
 President and      1997  $60,000   -0-   $7,800*   -0-      150,000   -0-      $-0-
 Chief Executive    1996  $60,000   -0-   $7,800*   -0-      -0-       -0-       -0-
 Officer
-----------------
* Represents an automobile allowance.

            OPTION/SAR GRANTS IN FISCAL YEAR ENDED MARCH 31, 1998

                                PERCENT OF
                              TOTAL OPTIONS/
                  OPTIONS/     SARs GRANTED       EXERCISE
                    SARs       TO EMPLOYEES       OR BASE      EXPIRATION
    NAME          (NUMBER)    IN FISCAL YEAR    PRICE ($/SH)      DATE
    ----          --------    --------------    ------------   ----------
Stanton E. Ross    35,000          13.8%           $2.50         3/8/03


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE     VALUE       EXERCISABLE/      EXERCISABLE/
    NAME           (NUMBER)    REALIZED     UNEXERCISABLE     UNEXERCISABLE
    ----           --------    --------    --------------    ---------------
Stanton E. Ross      -0-         -0-       166,668/35,000    $135,877 / $0

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

     Effective May 31, 1995, the Company entered into a consulting agreement with Don W. Appleby who is now a Director of the Company and served as President of a subsidiary. The agreement was for a period of two years. This agreement terminated on December 31, 1997. Mr. Appleby also received certain stock options in connection with this agreement.

1992 STOCK OPTION PLAN

     In February 1992, the Board of Directors adopted a Stock Option Plan (the "1992 Plan") which was approved by the Company's shareholders in March 1992. The 1992 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of the Company. Vesting provisions are determined by the Board at the time options are granted. The total number of shares of Common Stock subject to options under the 1992 Plan may not exceed 833,334, subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash. The Board of Directors may amend the 1992 Plan at any time, provided that the Board may not amend the 1992 Plan to materially increase the benefits accruing to participants under the 1992 Plan, or materially change the eligible classes of participants without shareholder approval.

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

     In August 1995, the Board of Directors granted Non-Qualified Stock Options to Don W. Appleby, a Director of the Company and former President of the Company's IRD subsidiary, to purchase up to 100,000 shares of Common Stock at $2.00 per share. The options vested as to 12,500 shares immediately and as to an additional 12,500 shares every three months after the date of grant.
The options expire five years from the date of grant.

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

1998 STOCK OPTION PLAN

     On March 9, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan") which has not yet been approved by the Company's shareholders. The 1998 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of the Company. Vesting provisions are determined by the Board at the time options are granted. The total number of shares of Common Stock subject to options under the 1998 Plan may not exceed 1,000,000, subject to the adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price may be paid in cash, or, at the sole discretion of the Board of Directors, by other means such as the cancellation of indebtedness and the surrender of securities of the Company. The Board of Directors may amend the 1998 Plan at any time, provided that the Board may not amend the 1998 Plan to materially increase the benefits accruing to participants under the Plan, or materially change the eligible class of participants without shareholder approval.

     On March 9, 1998, the Board of Directors granted options covering an aggregate of 284,000 shares of Common Stock to employees, officers, directors and a consultant to the Company. Once the 1998 Plan is approved by the shareholders, the options will be exercisable at $2.50 and will expire five years after the date of grant. Included in these options are non-qualified options to purchase 10,000 shares each which were granted to Stanton E. Ross, John C. Garrison, Donald W. Appleby, Jeffrey L. Dale and Stephen J. Skaggs of which 50% will be fully vested and 50% will vest on March 9, 1999. In addition, incentive stock options were granted to Stanton E. Ross and John C. Garrison each to purchase 25,000 shares, and to Stephen J. Skaggs to purchase 10,000 shares. The incentive stock options will vest as to 10% of the shares on March 9, 1999; as to an additional 20% of the shares on March 9, 2000; as to an additional 30% of the shares on March 9, 2001; and be fully vested on March 9, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of July 10, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually and all Directors and Officers of the Company as a group. Each person listed holds sole voting and investment power with respect to the shares shown, except as noted.

NAME AND ADDRESS OF           AMOUNT AND NATURE OF         PERCENT
 BENEFICIAL OWNER             BENEFICIAL OWNERSHIP        OF CLASS
-------------------           ---------------------        --------
Stanton E. Ross                   1,803,285<FN1>            15.3%
211 West 14th Street
Chanute, KS 66720

John C. Garrison                    130,000<FN2>             1.1%
7211 High Drive
Prairie Village, KS 66208

Don W. Appleby                      100,000<FN3>             0.9%
3701 S.W. 36th
Topeka, KS 66614

Stephen J. Skaggs                       842<FN4>              --
211 West 14th Street
Chanute, KS 66720

Jeffrey L. Dale                        -0-                   --
1027 West 5th
Chanute, KS 66720

All Directors and                 2,034,127                 17.0%
Executive Officers as
a Group (5 persons)
---------------------

*  Less than 1%.
<FN1>
Includes 166,668 shares which may be purchased within 60 days under stock options held by Mr. Ross.
<FN2>
Includes 125,000 shares which may be purchased within 60 days under stock options held by Mr. Garrison.
<FN3>
Represents 100,000 shares which may be purchased within 60 days under stock options held by Mr. Appleby.
<FN4>

Includes 600 shares which may be purchased within 60 days under stock options held by Mr. Skaggs.

     There are no known agreements, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Stanton E. Ross, President, Treasurer and a Director of the Company, has made loans to the Company to provide working capital. As of March 31, 1997, these amounts totaled $309,968. The notes bear interest at 9%. One note with a principal amount of $9,968 was due in April 1996 and the other note with a principal amount of $300,000 is due in June 1998. These loans were repaid in conjunction with the Company's refinancing of its loans in February 1998.

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

     On May 31, 1995, the Company closed on a Loan Agreement with Seymour, Inc. ("Seymour") pursuant to which Seymour loaned the Company $2,500,000 to be repaid over three years in accordance with the terms of a promissory note. The promissory note requires interest only payments for the first six months of the loan. Commencing January 1, 1996, and for the following thirty (30) months, the Company must pay $41,503 per month assuming a 10% interest rate. All unpaid principal and interest will be due on June 1, 1998, and this amount is expected to be approximately $1,825,100. The promissory note is secured by certain property, equipment and machinery described in the Security Agreement. This loan was repaid on February 6, 1998.

     In connection with the loan financing, the Company issued to Seymour warrants to purchase up to 1,250,000 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants expire 90 days after the payment of all principal and interest on the promissory note. As a result of its ownership of the warrants, Seymour is deemed to be a principal shareholder
of the Company.   Don W. Appleby, who became a Director of the Company and a
President of a subsidiary of the Company in August 1995, was President of Seymour until 1997. These warrants expired unexercised on May 6, 1998.

     On February 6, 1998, the Company's CIS subsidiary obtained credit facility for a total of $4,000,000. This facility provided $2,700,000 of immediate equipment financing which will be amortized at a rate of $45,000 per month until maturity at February 6, 2001. In addition, the facility provides $1,000,000 available for additional equipment purchases and a revolving credit line based on 80% of current accounts receivable. Interest is payable monthly at a rate of prime plus 2%. This facility is secured by substantially all oilfield service equipment and other assets of the CIS subsidiary. Further security is provided by the personal guaranty of Stanton E. Ross, the Company's President, of up to $1,000,000, which guaranty is secured by the pledge of 400,000 shares of the Company's Common Stock held by Mr. Ross.

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

 10.14    Security Agreement dated      Incorporated by reference to
          May 25, 1995                  Exhibit 10.3 to Registrant's
                                        Current Report on Form 8-K dated
                                        May 31, 1995

 10.15    Consulting Agreement with     Incorporated by reference to
          Don Appleby                   Exhibit 10.16 to Registrant's
                                        Annual Report on Form 10-K
                                        for the fiscal year ended
                                        March 31, 1996

 10.16    Agreement with H. Huffman     Incorporated by reference to
          & Co., et al.                 Exhibit 10.17 to Registrant's
                                        Annual Report on Form 10-K
                                        for the fiscal year ended
                                        March 31, 1996

 10.17    Operating Lease with Great    Incorporated by reference to
          Plains Environmental, Inc.    Exhibit 10.17 to Registrant's
                                        Annual Report on Form 10-K
                                        for the fiscal year ended
                                        March 31, 1997

 10.18    1998 Stock Option Plan        Filed herewith electronically

 21       Subsidiaries of Registrant    Incorporated by reference to
                                        Exhibit 10.17 to Registrant's
                                        Annual Report on Form 10-K
                                        for the fiscal year ended
                                        March 31, 1997

 22       Consent of Mayer Hoffman      Filed herewith electronically
          McCann L.C.

 27       Financial Data Schedule       Filed herewith electronically

     (b)  REPORTS ON FORM 8-K.  None.

                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors

INFINITY, INC.

We have audited the consolidated balance sheet of Infinity, Inc. and Subsidiaries as of March 31, 1998 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity, Inc. and Subsidiaries, as of March 31, 1998, and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.



/s/ Mayer Hoffman McCann L.C.
Kansas City, Missouri
May 1, 1998

                     INFINITY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                             March 31, 1998

                              A S S E T S

CURRENT ASSETS
 Cash                                                         $  238,135
 Accounts receivable, less allowance for doubtful
   accounts, $96,363                                             281,330
 Inventories                                                     188,576
 Other current assets                                             74,258
                                                              ----------
      TOTAL CURRENT ASSETS                                       782,299

PROPERTY AND EQUIPMENT, at cost, less accumulated
 depreciation                                                  4,040,268
OIL AND GAS PROPERTIES, using the full cost method,
 less accumulated depreciation, amortization and depletion     4,527,768
INTANGIBLE ASSETS, at cost, less accumulated amortization        235,129
                                                              ----------
      TOTAL ASSETS                                            $9,585,464
                                                              ==========

                          L I A B I L I T I E S

CURRENT LIABILITIES
 Accounts payable                                             $  730,664
 Accrued expenses                                                237,195
 Current portion of long-term obligations                        657,204
 Current portion of deferred revenue                              90,000
                                                              ----------
      TOTAL CURRENT LIABILITIES                                1,715,063

LONG-TERM OBLIGATIONS, less current portion above              2,439,990
                                                              ----------
      TOTAL LIABILITIES                                        4,155,053
                                                              ----------
                 S T O C K H O L D E R S'   E Q U I T Y

CAPITAL CONTRIBUTED
 Common stock, par value $.0001, authorized 300,000,000
   shares, issued and outstanding 11,313,396 shares                1,131
 Additional paid-in-capital                                    9,768,231
                                                              ----------
      TOTAL CAPITAL CONTRIBUTED                                9,769,362

RETAINED EARNINGS (DEFICIT)                                   (4,338,951)
                                                              ----------
      TOTAL STOCKHOLDERS' EQUITY                               5,430,411
                                                              ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $9,585,464
                                                              ==========


See Notes to Financial Statements.

                    INFINITY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended March 31, 1998 and 1997

                                                 1998           1997
                                              ----------     ----------

NET SALES                                     $4,805,506     $5,035,338

COST OF SALES                                  2,645,014      2,670,345
                                              ----------     ----------

      GROSS PROFIT                             2,160,492      2,364,993

OPERATING EXPENSES                             2,004,380      2,082,713
                                              ----------     ----------

      OPERATING INCOME                           156,112        282,280
                                              ----------     ----------

OTHER INCOME (EXPENSE)
  Interest income and finance charges              5,775          7,405
  Interest expense                              (164,162)      (135,419)
  Gain on disposal of assets                        --           24,786
  Rent income                                     92,243         40,795
                                              ----------     ----------
      TOTAL OTHER INCOME (EXPENSE)               (66,144)       (62,433)
                                              ----------     ----------
      INCOME BEFORE INCOME TAXES                  89,968        219,847

INCOME TAXES                                        --              --
                                              ----------     ----------
       NET INCOME                             $   89,968     $  219,847
                                              ==========     ==========

BASIC EARNINGS PER SHARE                      $     0.01     $     0.02
                                              ==========     ==========

DILUTED EARNINGS PER SHARE                    $     0.01     $     0.02
                                              ==========     ==========














See Notes to Financial Statements.

                      INFINITY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended March 31, 1998 and 1997

                         COMMON STOCK
                      ------------------   ADDITIONAL    RETAINED          TOTAL
                       SHARES               PAID-IN      EARNINGS      STOCKHOLDERS'
                       ISSUED     AMOUNT    CAPITAL      (DEFICIT)        EQUITY
                      ---------   ------   ----------   ------------   ------------
Balance, March 31,
 1996                 8,731,395   $  873   $7,115,468   $(4,648,766)    $2,467,575

Issuance of common
 stock                1,129,169      113      812,387          --          812,500

Net income                 --         --         --         219,847        219,847
                     ----------   ------   ----------   -----------    -----------

Balance, March 31,
 1997                 9,860,564      986    7,927,855    (4,428,919)     3,499,922

Issuance of common
 stock                1,452,832      145    1,840,376          --        1,840,521

Net income                 --         --         --          89,968         89,968
                     ----------   ------   ----------   -----------    -----------

Balance, March 31,
 1998                11,313,396   $1,131   $9,768,231   $(4,338,951)   $ 5,430,411
                     ==========   ======   ==========   ===========    ===========





















See Notes to Financial Statements.

                           INFINITY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years Ended March 31, 1998 and 1997

                                                 1998           1997
                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                   $    89,968    $   219,847
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities
   Depreciation                                   638,863        599,079
   Amortization                                    85,425         80,657
   Depletion                                       49,099           --
   (Gain) loss on sale of property and
    equipment                                        --          (24,786)
   Decrease (increase) in operating assets
    Accounts receivable                           118,944         65,864
    Inventories                                     9,155         11,248
    Other current assets                          (56,038)         5,665
   Increase (decrease) in operating liabilities
    Accounts payable                             (263,973)        12,607
    Accrued expenses                              (66,191)       (38,910)
    Deferred revenue                             (137,936)       (38,272)
                                              -----------    -----------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                 467,316        892,989
                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in property and equipment            (367,796)      (259,423)
 Proceeds from sale of property and equipment        --           70,378
 Investment in oil and gas properties          (1,553,454)    (1,554,803)
 Investment in intangible assets                  (73,698)       (57,140)
                                              -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES    (1,994,948)    (1,800,988)
                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of related party note payable         (309,968)          --
 Proceeds from issuance of common stock         1,840,521        812,500
 Net change in short-term borrowings             (284,000)       284,000
 Proceeds from long-term obligations            3,340,837           --
 Repayment of long-term obligations            (2,874,348)      (319,178)
                                              -----------    -----------
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                               1,713,042        777,322
                                              -----------    -----------
      NET INCREASE (DECREASE) IN CASH             185,410       (130,677)

      CASH, BEGINNING OF YEAR                      52,725        183,402
                                              -----------    -----------
      CASH, END OF YEAR                       $   238,135    $    52,725
                                              ===========    ===========



See Notes to Financial Statements.

                      INFINITY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended March 31, 1998 and 1997
                                  (Continued)


                                                 1998           1997
                                              -----------    -----------

SUPPLEMENTAL CASH FLOW DISCLOSURES

 Cash paid for interest, net of amounts
  capitalized                                 $   255,005    $   104,942
                                              ===========    ===========

 Noncash investing and financing
  activities:
   Notes payable issued in exchange for
    property and equipment                    $   118,651    $      --
                                              ===========    ===========

   Note payable assumed by lessee of water
    treatment facilities                      $      --      $    14,870
                                              ===========    ===========

   Equity investment in unconsolidated
    subsidiary                                $      --      $    82,545
                                              ===========    ===========

   Investment in oil and gas properties
    through trade accounts payable            $     6,611    $   461,255
                                              ===========    ===========

   Investment in oil and gas properties
    through transfer of equity invest-
    ment in unconsolidated subsidiary         $    82,545    $      --
                                              ===========    ===========

   Investment in oil and gas properties
    acquired with long-term obligations       $   296,131    $      --
                                              ===========    ===========















See Notes to Financial Statements.

                        INFINITY, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES

NATURE OF OPERATIONS - The Company and its subsidiaries are engaged in providing oil and gas production enhancement services and oil and gas exploration, development and production activities, and in leasing water treatment facilities. The consolidated financial statements include the accounts of Infinity, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Estimates that may be particularly sensitive to changes in the near term relate to the determination of oil and gas reserve quantities used for purposes of depreciating and depleting costs associated with the development of oil and gas properties. While management uses available information and techniques to estimate oil and gas reserve quantities, inherent uncertainties in, and the limited nature of the data base upon which the estimates are based may cause these estimates to change materially in the near term.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a ceiling test, which basically limits such costs to the aggregate of the estimated present value, discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

GAS GATHERING EQUIPMENT - Gas gathering equipment is stated at cost less accumulated amortization. Amortization for the gas gathering system is computed on the unit-of-production method based upon estimated gas production over a twenty-year life.

CAPITALIZED INTEREST - The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total interest incurred for the years ended March 31, 1998 and 1997 was $283,189 and $272,869, respectively. Interest costs capitalized were $119,027 and $137,450, respectively.

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

DEFERRED REVENUE - Deferred revenue represents credits for future oil well services granted to a stockholder of the Company in connection with an acquisition. Revenues from these services are recognized when the services are performed. The credits are scheduled to expire in January 1999 if not used prior to that date.

PER SHARE INFORMATION - The computation of earnings per share in each year is based on the weighted average number of common shares outstanding.

CASH - For purposes of reporting cash flows, cash generally consists of cash on hand and demand deposits with financial institutions. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. Management monitors the soundness of the financial institutions and feels the Company's risk is negligible.

INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires the use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

(2)  PROPERTY AND EQUIPMENT

     Cost
      Site improvements                       $ 2,103,158
      Machinery, equipment and vehicles         4,172,681
      Office furniture and equipment              110,944
                                              -----------
         Total cost                             6,386,783
     Accumulated depreciation                  (2,346,515)
                                              -----------
     Net property and equipment               $ 4,040,268
                                              ===========

The cost of property and equipment leased to others under operating leases at March 31, 1998 totaled $1,318,569. Accumulated depreciation on such equipment was $429,309 at March 31, 1998.

{3)  OIL AND GAS PROPERTIES

     Cost
      Acquisition costs                       $   291,401
      Development costs                         3,334,285
      Gas gathering equipment                     951,181
                                              -----------
          Total cost                            4,576,867

     Accumulated depreciation, amortization
      and depletion                               (49,099)
                                              -----------
          Net oil and gas properties          $ 4,527,768
                                              ===========

Included in the oil and gas properties is leased equipment, with a cost of $294,957 and accumulated depreciation, amortization and depletion of $1,495, as of March 31, 1998.

The lease agreements require certain drilling activity to retain the Company's interest in the leases. Under one of the leases, the Company is committed to drill ten wells before December 31, 1998 and ten additional wells during each of the subsequent two years to earn the right to develop the entire acreage. As of March 31, 1998, thirty production wells had been drilled. Under the second lease, the Company is committed to drill ten wells in each of the first two years and twenty wells during the third year to maintain the rights to develop the property.

Recovery of the above acquisition and development costs is dependent on a variety of factors, including actual production results and market conditions.

(4)  INTANGIBLE ASSETS

     Cost
      Technical data and rights               $    15,883
      Organization and merger costs                74,603
      Non-compete agreement                       300,000
      Loan costs                                  145,208
      Goodwill                                     25,000
                                              -----------
          Total cost                              560,694
     Accumulated amortization                    (325,565)
                                              -----------
          Net intangible assets               $   235,129
                                              ===========

(5)  LONG-TERM OBLIGATIONS

Term note; payable in monthly principal installments of
$45,000 plus interest of 2% above prime until maturity,
February 2001; collateralized by substantially all of
the assets of the Company's wholly owned subsidiary,
Consolidated Industrial Services, Inc. The loan agreement
contains, among other items, certain restrictive covenants
with respect to dividends, acquisitions and capital expen-
ditures. In connection with the loan agreement, the Com-
pany issued a three-year warrant to the lender to purchase
up to 150,000 shares of the Company's common stock at $2.50
per share. Additionally, the lender has made available a
$1,000,000 credit facility for future equipment purchases.     $ 2,655,000

Various fixed rate notes collateralized by Company vehicles
with interest rates ranging from 8.75% to 10.5%. Payable in
monthly installments of principal and interest, with final
payments due between January 2001 and November 2002.               132,738

Revolving credit note collateralized by eligible accounts
receivable, equipment and capital expenditures. Interest
only payable monthly at 2.0% above prime, with principal
due February 2001.                                                  37,185
                                                               -----------

          Total long-term debt                                   2,824,923

Capitalized lease obligations described in the following
section.                                                           272,271
                                                               -----------

          Total long-term obligations                            3,097,194

              Less Current portion                                 657,204
                                                               -----------

          Non-Current portion                                  $ 2,439,990
                                                               ===========

Maturities for long-term debt are as follows:

Years Ending March 31,
----------------------

     1999                                   $  609,159
     2000                                      575,936
     2001                                    1,610,524
     2002                                       16,673
     2003                                       12,631
                                            ----------
      Total long-term debt                  $2,824,923
                                            ==========

Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments are as follows:

Years Ending March 31,
----------------------

     1999                                   $   75,620
     2000                                       75,620
     2001                                       75,620
     2002                                       75,620
     2003                                       46,443
                                            ----------
      Net minimum lease payments               348,923

         Less: amount of representing
          interest                              76,652
                                            ----------

      Present value of net minimum lease
       payments                             $  272,271
                                            ==========

(6)  OPERATING LEASES

The Company leases operating facilities under operating leases. The future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Years Ending March 31,                        Total
----------------------                      ----------

     1999                                   $   54,708
     2000                                       56,508
     2001                                       51,540
     2002                                       29,400
     2003                                       16,200
     Later Years                                24,300
                                            ----------
         Total                              $  232,656
                                            ==========


The operating lease for certain real estate provides the Company with the option to extend the lease for a five-year period and to purchase the leased properties for $496,135 during the lease term.

Total rent expense for all operating leases was $66,008 and $63,329 for the years ended March 31, 1998 and 1997, respectively.

The Company is a lessor of its water treatment facilities under an operating lease which expires in 2001 with options to extend for additional two and seven year periods. Additionally, the lessee has the right to exercise a purchase option at the end of the initial five year period or at the end of each of the two extension periods. Minimum rentals receivable under existing leases as of March 31, 1998 are as follows:

Years Ending March 31,                        Total
----------------------                      ----------

     1999                                   $   80,000
     2000                                       80,000
     2001                                       80,000
     2002                                       60,000
                                            ----------
        Total                               $  300,000
                                            ==========

Total rental income was $92,243 and $40,795 for the years ended March 31, 1998 and 1997, respectively.

(7)  COMMON STOCK

WARRANTS - The Company, in conjunction with a 1988 public stock offering, issued Class A, Class B and underwriter warrants to purchase 851,834 shares of Infinity common stock. Under the terms of the warrant agreements, the Class A warrants are subject to redemption by the Company, upon thirty days notice, at a price of $.01 per warrant. The Class B warrants are subject to redemption by the Company, upon thirty days notice, at a price of $.02 per warrant. During the year ended March 31, 1998, 398,400 Class A and underwriter warrants were exercised and 47,834 expired. Additionally, 833 Class B warrants were exercised. The remaining Class B warrants expire on September 30, 1998.

The Company issued warrants in conjunction with the 1995 10% financing, to purchase 1,250,000 shares of common stock (Seymour warrants). The warrants expired in May 1998, 90 days after repayment of all principal and interest due on the 10% note.

The Company issued Class C warrants to purchase 766,668 shares of Infinity common stock in conjunction with stock issuances during the year ended March 31, 1996. During the year ended March 31, 1997, 725,001 warrants were exercised. The remaining warrants expire on December 31, 1998.

The Company issued warrants to purchase 900,000 shares of Infinity common stock during the year ended March 31, 1997 (1997 warrants). During the year ended March 31, 1998, 700,000 warrants were exercised. The remaining warrants expire August 1, 2001

During the year ended March 31, 1998, in conjunction with the 1998 financing (see Note (5)), the Company issued warrants to purchase 150,000 shares of Infinity common stock. The warrants expire on December 15, 2000.

At March 31, 1998, the following warrants were outstanding.

                                  Number        Number      Exercise
Class                           of Warrants    of Shares      Price
-----                           -----------    ---------    --------

B                                4,858,000        404,834     $3.00
C                                   41,667         41,667     $0.60
Seymour warrants (expired May
 1998 unexercised)               1,250,000      1,250,000     $2.00
1997 Warrants                      200,000        200,000     $0.88
1998 Warrants                      150,000        150,000     $2.50

OPTIONS - In 1992, the Company adopted a stock option plan containing both incentive and nonstatutory stock options. All options allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant. The option price under the incentive stock option provisions of the plan if the optionee owns more than 10% of the total combined voting power of all classes of the Company's stock will not be less than 110% of the fair market value of such stock at the date of grant. Options granted under the plan become exercisable immediately or as directed by the Board of Directors and generally expire ten years after the date of grant, unless the employee owns more than 10% of the total combined voting power of all classes of the Company's stock, in which case they must be exercised within five years of the date of grant. Pursuant to the plan, an aggregate of 833,333 shares of common stock is available for issuance upon the exercise of such options. At March 31, 1998, options to purchase 4,990 shares were available for grant under the plan. A summary of stock option activity is as follows:

                                                                Weighted
                                 Number of    Option Price   Average Price
                                  Shares        Per Share      Per Share
                                -----------   ------------   -------------

Outstanding, March 31, 1996      1,837,507    $0.60-$6.00        $ 2.09
 Granted                           420,000     0.94- 1.31          1.13
 Canceled                         (166,670)    1.20- 6.00          3.60
 Exercised                        (404,167)    0.60- 2.00          1.46
                                 ---------    -----------        ------
Outstanding, March 31, 1997      1,686,670    $0.66-$3.84        $ 1.85
 Granted                           434,000     2.38- 2.50          2.46
 Canceled                           (8,400)          0.85          0.85
 Exercised                          (3,600)          0.85          0.85
                                 ---------    -----------        ------
Outstanding, March 31, 1998      2,108,670    $0.66-$3.84        $ 1.98
                                 =========    ===========        ======

                       Options Outstanding            Options Exercisable
             -------------------------------------   ----------------------
                            Weighted
                             Average     Weighted                  Weighted
Range of       Number       Remaining    Average       Number      Average
Exercise     Outstanding   Contractual   Exercise    Exercisable   Exercise
 Prices      at 3/31/98       Life        Price      at 3/31/98     Price
----------   -----------   -----------   --------    -----------   --------

$0.66-3.84    1,216,670      1 year        1.96       1,216,670      1.96
      2.38      150,000      2 years       2.38         150,000      2.38
 0.85-2.00      238,000      3 years       1.82         361,400      1.82
      1.31      220,000      4 years       1.31         205,000      1.31
      2.50      284,000      5 years       2.50            -0-       2.50
              ---------                               ---------
              2,108,670                               1,783,070
              =========                               =========

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation costs for the Company's plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been respectively, $(92,878) and $(0.01) for the year ended March 31, 1998 and $833 and $0 for the year ended March 31, 1997.

For options granted during the year ended March 31, 1998, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company's plan was based on a weighted average risk-free interest rate of 5.68%, expected option life of 3.99 years, expected volatility of 34.00% and no expected dividend yield. For options granted during the year ended March 31, 1997, the estimated fair value of options granted under the Company's plan was based on a weighted average risk-free interest rate of 6.75%, expected option life of 3.68 years, expected volatility of 48.25% and no expected dividend yield.

EMPLOYEE STOCK BONUS PLAN - The Company may award shares of common stock to employees at the discretion of the Board of Directors. Pursuant to the plan, an aggregate of 50,000 shares of common stock were initially available for issuance. As of March 31, 1998, 40,000 shares of common stock were available for issuance to employees.

(8)  INCOME TAXES

The provision for income taxes for the years ended March 31, 1998 and 1997 consists of the following:

                                            1998            1997
                                          ---------       ----------
Current income tax expense                $    -          $    -
Deferred income tax expense (benefit)        42,787          85,409
Change in deferred tax asset valuation
  allowance                                 (42,787)        (85,409)
                                          ---------       ---------
     Total income taxes                   $    -          $    -
                                          =========       =========

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                            1998            1997
                                          ---------       ----------

Federal income tax rate                      34%             34%
Net operating losses for which no
  tax benefit is currently available        (34%)           (34%)
                                            ----            ----
     Effective tax rate                       -%              -%
                                            ====            ====

The significant temporary differences and carryforwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances as of March 31, 1998 are as follows:

Deferred tax debits:
  Accounts receivable                           $    32,763
  Net operating loss carryforward                 2,801,819
                                                -----------
    Gross deferred tax debits                     2,834,582
                                                -----------
Deferred tax credits:
  Property and equipment                           (500,002)
  Intangible drilling costs                        (857,698)
                                                -----------
    Gross deferred tax credits                   (1,357,700)
                                                -----------
Deferred tax asset valuation allowance           (1,476,882)
                                                -----------
    Total deferred taxes                        $      -
                                                ===========

No deferred income taxes have been recognized in the accompanying financial statements due to uncertainties in connection with the realization of the potential tax benefits associated with the net operating loss carryforwards.

For Federal income tax purposes, the Company has tax carryforwards expiring in the following manner:

 Net operating
losses expiring
   March 31,
---------------

     2004                                   $   48,737
     2005                                       36,931
     2006                                      111,341
     2007                                       20,382
     2008                                      331,374
     2009                                      852,463
     2010                                    2,193,217
     2011                                    2,225,708
     2012                                    1,177,511
     2013                                    1,242,981
                                            ----------
                                            $8,240,645
                                            ==========

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

(9)  RETIREMENT PLAN

The Company's wholly-owned subsidiary, Consolidated Industrial Services, Inc., has a 401(k) plan covering substantially all of its employees. There were no Company contributions made to the plan during the years ended March 31, 1998 and 1997.

(10)     RELATED PARTY TRANSACTIONS

Consolidated Oil Well Services, Inc. (COWS) is owned by a minority stockholder of Infinity, Inc. In connection with the Company's acquisition of COWS assets in 1994, the Company is obligated to provide certain oil well services to this stockholder. During the years ended March 31, 1998 and 1997, the fair value of such services provided to the stockholder was $34,543 and $35,507, respectively.

The Company leases certain real estate from COWS. The related amount charged to operations for the years ended March 31, 1998 and 1997 was $42,408 and $42,408, respectively.

During the year ended March 31, 1998, the Company repaid an unsecured note payable to an officer and stockholder of the Company totaling $309,968. Concurrent with this repayment, this officer and stockholder guaranteed $1,000,000 of the Company's current outstanding note payable, which is collateralized by 400,000 shares of his common stock in the Company.

During the year ended March 31, 1998, the Company exchanged its 10% equity interest in a related entity and a related note receivable, for well development costs associated with the oil and gas properties.

(11)  INDUSTRY SEGMENTS

The Company's operations have been classified into three industry segments:
(i) Oil Field Services which includes operations in Kansas, Oklahoma and Colorado directed at maintaining and enhancing production obtained from oil and gas wells; (ii) Oil and Gas Production which includes exploration, development and production of oil and gas reserves in Colorado; and (iii) Environmental Technology which includes development and application of wastewater treatment technologies including "electrocoagulation" and "chiller loop" technologies and disposal of solid waste byproducts. Operations are conducted primarily in Wyoming and Kansas. Operating income (loss) represents net sales less direct costs and operating expenses before interest and finance charges. Identifiable assets consist of assets specifically used in the operations of each industry segment. Information concerning the Company's industry segments in fiscal 1998 and 1997 is as follows:

                                              Environ-
                   Oil Field    Oil & Gas      mental
                   Services     Production   Technology   Corporate   Consolidated
                   ---------    ----------   ----------   ---------   ------------
Net Sales
     1998          $4,411,131   $  299,375   $   95,000   $    -      $ 4,805,506
     1997           4,688,793          -        346,545        -        5,035,338
Operating Income
  (Loss)
     1998             742,044      (205,744)   (120,819)   (259,369)      156,112
     1997             692,780          -       (136,209)   (274,291)      282,280
Identifiable
  Assets, Net
     1998           3,891,463     4,553,579     913,925     226,498     9,585,465
     1997           3,878,901     2,771,718   1,144,982      33,560     7,829,161
Capital
  Expenditures
     1998             484,449     1,896,291        -          2,000     2,382,740
     1997             256,695     2,007,697       2,728        -        2,267,120
Depreciation and
  Amortization
     1998             543,570        49,099     168,629      12,089       773,387
     1997             496,147          -        171,500      12,089       679,736

(12)  SIGNIFICANT CUSTOMERS

During the years ended March 31, 1998 and 1997, the Company provided services to Stroud Oil Properties resulting in revenues of $501,134 and $646,488 which represents 10% and 13% of the Company's net sales, respectively. Receivables outstanding from these sales were not material at March 31, 1998.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure about the fair value of financial instruments for which it is practicable to estimate fair value. The following assumptions were used in estimating the fair value of the Company's financial instruments.

The carrying amount of the Company's cash balances represent fair value as of March 31, 1998. The fair value of the Company's long-term debt is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. However, the estimated fair value was not materially different from the carrying amount at March 31, 1998.

(14)  EARNINGS PER SHARE

Earnings per share has been computed in accordance with Financial Accounting Standards Board Statement No, 128 (SFAS No. 128). This Statement, which is effective for periods ending after December 15, 1997, requires disclosure of basic earnings per share and diluted earnings per share, and also requires restatement of earnings per share data for prior periods. Basic earnings per share was computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflects the potential dilution that could occur if stock options and warrants were converted into common stock under the treasury stock method.

The following shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock. The earnings per share information for 1997 has been restated from the amounts previously reported to comply with SFAS No 128.

                                               Weighted
                                               Average
                                                Common
                                  Income        Shares        Earnings
            1998                 Numerator    Denominator     Per Share
            ----                 ---------    -----------     ---------

Basic earnings per share:
  Income available to common
   shareholders                   $89,968      10,514,295       $0.01
                                                                =====
Plus: Impact of assumed con-
 versions of warrants and
 options                             -            729,378
                                  -------      ----------
Diluted earnings per share:
 Income available to common
  shareholders after assumed
  conversions of dilutive
  securities                      $89,968      11,243,673       $0.01
                                                                =====

                                               Weighted
                                               Average
                                                Common
                                  Income        Shares        Earnings
            1997                 Numerator    Denominator     Per Share
            ----                 ---------    -----------     ---------

Basic earnings per share:
  Income available to common
   shareholders                   $219,847      8,915,163       $0.02
                                                                =====
Plus: Impact of assumed con-
 versions of warrants and
 options                              -           450,194
                                  --------      ---------
Diluted earnings per share:
 Income available to common
  shareholders after assumed
  conversions of dilutive
  securities                      $219,847       9,365,357      $0.02
                                                                =====

For the years ended March 31, 1998 and 1997, common stock equivalents of 850,669 and 3,357,169 were not included in the computation of diluted earnings per share because their effect was antidilutive.

(15)  LITIGATION

The Company is involved in several legal matters which have arisen during the normal course of the Company's business, wherein the outcome is not readily determinable. Management has accrued estimates for these matters and feels that additional losses, if any, from such matters would not have a material impact on the Company's financial statements.

(16)  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                        INFINITY, INC. AND SUBSIDIARIES
                      SUPPLEMENTAL INFORMATION (UNAUDITED)
                           Year Ended March 31, 1998


Capitalized Costs Relating to Oil and
Gas Producing Activities at March 31, 1998
------------------------------------------

     Unproved oil and gas properties               $     -
     Proved oil and gas properties                  3,625,686
     Support equipment and facilities                 951,181
                                                   ----------
          Total Capitalized Costs                   4,576,867

     Less accumulated depreciation,
      depletion and amortization                       49,099
                                                   ----------

          Net capitalized costs                    $4,527,768
                                                   ==========

Costs Incurred in Oil and Gas Producing
Activities for the Year Ended March 31, 1998
--------------------------------------------

     Property acquisition costs
       Proved                                      $  141,401
          Unproved                                          -
     Exploration costs                                   -
     Development costs                              1,754,890

Results of Operations for Oil and
Gas Producing Activities for the
Year Ended March 31, 1998
---------------------------------

The Company is currently conducting oil and gas exploration and development activities in Southeastern Colorado. During the year ended March 31, 1998, the Company has commenced production from its oil and gas properties.

Reserve Information
-------------------

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

The standardized measure of discounted future net cash flows is computed by applying year-end prices (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration for future tax rates already legislated) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

Proved Developed and Undeveloped Reserves               Gas (MCF)
-----------------------------------------               ----------

Beginning of year                                        33,924,065
Revisions of previous estimates                          (2,434,619)
Extensions and discoveries                                7,790,942
Production                                                 (204,989)
                                                         ----------
End of year                                              39,075,399
                                                         ==========

Proved Developed Reserves
-------------------------

Beginning of year                                        19,199,035
End of year                                              24,363,493

Standardized Measure of Discontinued
Future Net Cash Flows at March 31, 1998
---------------------------------------

Future cash inflows                                     $67,600,299
Future production costs including production taxes      (29,000,173)
Future development costs                                 (4,759,800)
                                                        -----------
     Future Net Cash Flows                               33,840,326

10% annual discount for estimated timing of cash flows  (21,454,803)
                                                        -----------

     Standardized Measures of Discounted
      Future Net Cash Flows Relating to
      Proved Oil and Gas Reserves                       $12,385,523
                                                        ===========

The following reconciles the change in the standardized measure of discontinued future net cash flow during the year ended March 31, 1998:

Beginning of year                                       $11,876,202
Sales of gas produced, net of production costs                 -
Net changes in prices and production costs                4,030,124
Extensions, discoveries, and improved recovery,
 less related costs                                       9,659,579

Development costs incurred during the year which
 were previously estimated                                1,560,000
Net change in estimated future development costs         (4,460,000)
Revisions of previous quantity estimates                 (5,869,548)
Net change from purchases and sales of minerals in
 place                                                         -
Accretion of discount                                    (4,411,357)
Net change in income taxes                                     -
Other                                                          -
                                                        -----------
End of year                                             $12,385,000
                                                        ===========

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INFINITY, INC.



Dated:  July 16, 1998               By:/s/ Stanton E. Ross
                                       Stanton E. Ross, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
          ---------                      --------                  ----



/s/ Stanton E. Ross                 President, Treasurer,      July 16, 1998
Stanton E. Ross                     (Principal Financial
                                    Officer) and Director



/s/ John C. Garrison                Secretary (Principal       July 16, 1998
John C. Garrison                    Accounting Officer)
                                    and Director



______________________________      Director
Don W. Appleby



/s/ Stephen J. Skaggs               Director                   July 16, 1998
Stephen J. Skaggs



/s/ Jeffery L. Dale                 Director                   July 16, 1998
Jeffrey L. Dale