Form 10QSB
period 1998-06-30
INFINITY INC
filed 1998-08-13
CIK 822746

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                               (316) 431-6200
             ------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [x]  Yes         [  ] No

There were 11,592,563 shares of the Registrant's Common Stock outstanding as of June 30, 1998.

                               INFINITY, INC.

                                FORM 10-QSB
                                   INDEX
                                                                   PAGE
PART I.  FINANCIAL INFORMATION                                    NUMBER

ITEM 1.  FINANCIAL INFORMATION:

         Condensed Consolidated Balance Sheets                       3
         Condensed Consolidated Statements of Operations             4
         Condensed Consolidated Statements of Cash Flows             5
         Notes to Financial Statements                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS                                                  8

PART II: OTHER INFORMATION                                           11

                       INFINITY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
            ASSETS
                                                  JUNE 30,       MARCH 31,
                                                    1998           1998
                                                -----------    -----------
CURRENT ASSETS
  Cash                                          $   274,583    $   238,135
  Accounts Receivable, less allowance for
   doubtful accounts                                446,324        281,330
  Inventories                                       171,797        188,576
  Prepaid Expenses                                   53,055         74,258
                                                -----------    -----------
     TOTAL CURRENT ASSETS                           945,759        782,299

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation                        3,941,740      4,040,268
OIL AND GAS PROPERTIES, at cost, less
  accumulated amortization, using the full
  cost method                                     4,767,119      4,527,768
INTANGIBLE ASSETS, at cost, less accumulated
  amortization                                      207,483        235,129
                                                -----------    -----------
     TOTAL ASSETS                                 9,862,101      9,585,464

            LIABILITIES

CURRENT LIABILITIES
  Accounts Payable                                  781,818        730,664
  Accrued Expenses                                  302,515        237,195
  Current portion of deferred revenue                60,000         90,000
  Current portion of long-term debt                 782,360        657,204
                                                -----------    -----------
     TOTAL CURRENT LIABILITIES                    1,926,693      1,715,063

LONG-TERM LIABILITIES
  Long-term debt, less current portion above      2,285,340      2,439,990
                                                -----------    -----------
     TOTAL LIABILITIES                            4,212,033      4,155,053

            STOCKHOLDER'S EQUITY

CAPITAL CONTRIBUTED
  Common stock, par value $.0001, authorized
   300,000,000 shares, issued and outstanding
   11,592,563 shares; 11,313,396 shares               1,159          1,131
  Additional paid-in-capital                     10,057,265      9,768,231
                                                -----------    -----------
     TOTAL CAPITAL CONTRIBUTED                   10,058,424      9,769,362
RETAINED EARNINGS (DEFICIT)                      (4,408,356)    (4,338,951)
                                                -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY                   5,650,068      5,430,411
                                                -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                    $ 9,862,101    $ 9,585,464
                                                -----------    -----------
The consolidated balance sheet at March 31, 1998 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months Ended June 30,
                                                   1998           1997
                                                -----------    -----------

NET SALES                                       $ 1,328,427    $ 1,168,692

COST OF GOODS SOLD                                  853,622        485,842
                                                -----------    -----------

     GROSS PROFIT                                   474,805        682,850

OPERATING EXPENSES
  Salaries                                          102,326         87,209
  Taxes                                              49,269         56,938
  Consulting fees                                     1,421            845
  Professional Services                              15,807         18,142
  Research & Development                               -               235
  Travel & Entertainment                             12,859          6,180
  Insurance                                          31,986         46,136
  Advertising                                         4,674          2,999
  Office Supplies & Expense                          10,461          8,821
  Telephone                                          21,752         18,449
  Rent & Utilities                                   29,582         27,809
  Depreciation & Amortization                       210,141        168,435
  Other Expenses                                      9,456          9,473
                                                -----------    -----------
     TOTAL OPERATING EXPENSES                       499,734        451,671

     OPERATING INCOME (LOSS)                        (24,929)       231,179
                                                -----------    -----------

OTHER INCOME (EXPENSE)
  Interest Income & Finance Charges                     337          2,345
  Interest Expense                                  (66,813)       (11,729)
  Rent and Other Income                              22,000         36,210
                                                -----------    -----------

     TOTAL OTHER INCOME (EXPENSE)                   (44,476)        26,826
                                                -----------    -----------
     NET INCOME (LOSS)                          $   (69,405)   $   258,005
                                                -----------    -----------
     NET INCOME (LOSS) PER COMMON SHARE         $     (0.01)   $      0.03
                                                -----------    -----------
     Weighted Average Basic Shares Outstanding   11,396,912      9,986,044


See Notes to Financial Statements.

                       INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Three Months Ended June 30,
                                                   1998           1997
                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                             $   (69,405)   $   258,005
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities
    Depreciation and amortization                   210,141        168,435
    (Increase) decrease in operating assets
      Accounts Receivable                          (164,994)       (54,712)
      Inventories                                    16,779         (2,393)
      Prepaid Expenses                               21,203        (47,420)
    Increase (decrease) in operating liabilities
      Accounts Payable                               51,154        (43,125)
      Accrued Expenses                               65,320        (12,620)
      Deferred revenue                              (30,000)       (22,558)
                                                -----------    -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES      100,198        243,612
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (62,435)       (67,101)
  Investment in oil and gas properties             (260,883)      (585,683)
                                                -----------    -----------
     NET CASH USED IN INVESTING ACTIVITIES         (323,318)      (652,784)
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                 -           (74,442)
  Increase in long-term debt                        125,156        106,295
  Proceeds from issuance of common stock            289,062        450,319
  Repayment of long-term debt                      (154,650)       (81,485)
                                                -----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES      259,568        400,687
                                                -----------    -----------

     NET INCREASE (DECREASE) IN CASH                 36,448         (8,485)

CASH, BEGINNING OF PERIOD                           238,135         52,725
                                                -----------    -----------
     CASH, END OF PERIOD                        $   274,583    $    44,240
                                                -----------    -----------




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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the following companies:

     Parent Company

          Infinity, Inc.

     Wholly-Owned Subsidiaries

          Infinity Research and Development, Inc.
          Consolidated Industrial Services, Inc.
           (incorporated during the year ended March 31, 1994) L.D.C. Food Systems, Inc.
           (acquired during the year ended March 31, 1994)
          CIS Oil and Gas, Inc.
           (incorporated during the year ended March 31, 1997) Consolidated Pipeline, Inc.
           (incorporated during the year ended March 31, 1997)

(2)  Earning (loss) per share

Earnings or loss per share is based on the weighted average number of shares outstanding. The number of shares used in the calculation was 11,396,912 and 9,986,044 for the three month periods ended June 30, 1998 and 1997, respectively. Common stock equivalents are not included in the computation because their inclusion would be anti-dilutive.

(3)  Long-Term Debt

On February 6, 1998, the Company obtained a $4,000,000 credit facility from The CIT Group/Credit Finance, Inc. (CIT). This facility is secured by substantially all of the assets of its wholly owned subsidiary, Consolidated Industrial Services, Inc. and is partially guaranteed by the Company's President. The loan requires monthly interest payments at a rate per annum of two percent over a bank prime rate. The facility was initially funded with $2,700,000 which will be repaid in monthly principal payments of $45,000 through February 2001. Also available to the Company is a revolving line of credit based on eighty percent of trade accounts receivable and a line of credit of $1,000,000 based on the value of equipment purchased in the future. Proceeds of this facility were used to refinance existing long-term debt, bank lines of credit, and certain other equipment loans and will provide working capital for the Company.

In connection with the agreement, the Company issued a warrant to The CIT Group to purchase up to 150,000 shares of the Company's common stock at an exercise price of $2.50 per share for three years from the date of the agreement. A warrant allowing the previous lender to purchase 1,250,000 shares of common stock at an exercise price of $2.00 per share expired unexercised as a result of this refinancing.

                     INFINITY, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(4)  Basis of Presentation

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

Item 2.  Management's Discussion and Analysis or Plan of Operations

         Results of Operations

         The oilfield services segment of the Company generated $1,256,489 in revenues and $667,336 in cost of sales during the three months ended June 30, 1998, compared to $1,168,692 in revenues and $485,842 in cost of sales for the three months ended June 30, 1997. The operating expenses incurred by the oilfield services segment of the Company were $386,157 for the three months ended June 30, 1998 and $349,621 for the three months ended June 30, 1997.
Net operating income declined to a profit of $202,996 for the three months ended June 30, 1998 from a profit of $333,229 for the three months ended June 30, 1997. The reduced results are attributed to the Company's efforts to increase revenues and accepting some contract work at reduced prices and to the effect of depressed oil prices. Depreciation and amortization expense included in operating expenses for the oilfield services division was $145,379 for the three months ended June 30, 1998 and $124,036 for the three months ended June 30, 1997.

         The environmental services segment of the Company generated $22,000 in rental income during the three months ended June 30, 1998 and $24,200 in rental income during the three months ended June 30, 1997. This was offset by depreciation and amortization expense of $40,513 and $41,067 for the same respective periods. In October 1996, the Company entered into a five year management and lease agreement which transferred operating responsibility for this segment to an outside party. The Company will receive initial payments of $80,000 per year plus a percentage of revenues over certain levels.

         The oil and gas production segment of the Company recorded revenue of $71,938 and operating expense of $209,189 during the three months ending June 30, 1998, including depreciation and depletion expense of $21,532. This segment of the Company recorded no revenue and no operating expense during the three months ending June 30, 1997 since properties were still under development. During the last thirty months, this segment invested $4,837,750 to acquire property rights, drill and complete thirty gas wells and construct the related pipeline system to connect to the interstate transportation system. The Company has been troubled by weather, pipeline and compressor problems which have limited production of gas from the twenty completed wells. The Company expects to improve these situations and improve production during the second quarter of this year.

         Expenses incurred in corporate activities were $50,162 for the three months ended June 30, 1998, compared to $60,673 for the three months ended June 30, 1997.

         Liquidity and Capital Resources

         As of June 30, 1998, the Company had a working capital deficit of $980,934 compared to a working capital deficit of $932,764 at March 31, 1998. The decrease in working capital is primarily due to the operating loss for the quarter.

         During the three month period ended June 30, 1998 cash generated by operating activities was $100,198 compared to cash generated of $243,612 for the three months ended June 30, 1997. The reduction in the amount of cash generated was due to the reduced profitability of the oilfield service activities and the production problems experienced in the operation of the oil and gas segment. An increase of $164,994 in accounts receivable was offset by decreases in inventory and prepaid expenses and increases in accounts payable and accrued expenses.

         Net cash provided by operation of the oilfield services segment was $348,375 for the three months ended June 30, 1998. Net cash provided by the operation of the environmental services segment was $22,000 from rental income and net cash used by corporate activities was $47,445 for the period.

         Cash flows from investing activities during the three months ended June 30, 1998, were ($323,318) compared to ($652,784) for the comparable period of 1997. The decrease is primarily due to reduced development activity on the gas production properties.

         The Company obtained $125,156 in long-term equipment financing debt and obtained $289,062 from issuance of common stock during the three months ended June 30, 1998. This cash received from financing activities was reduced by the repayment of ($154,650) of long term debt.

         On February 6, 1998, the Company obtained a $4,000,000 long-term financing facility from The CIT Group/Credit Finance collateralized by substantially all of the tangible property and equipment and accounts receivable of its wholly-owned subsidiary, Consolidated Industrial Services, Inc. This note requires monthly payments of interest at two percent over the bank prime rate and monthly payments of principal in the amount of $45,000 until maturity, February 1998. The agreement also contains certain restrictive covenants with respect to dividends, acquisitions and capital expenditures. This note is further secured by the personal guarantee of the Company's president. Proceeds from the note were used to refinance $2,500,000 in short-term borrowings and provide additional working capital for the Company. This refinancing also allowed warrants representing 1,250,000 shares of common stock to expire unexercised on May 6, 1998.

         The Company presently has outstanding publicly traded warrants to purchase shares of Common Stock which, if all were to be exercised, could result in gross proceeds of approximately $1,400,000. The Company filed an amendment to the registration statement relating to the warrants during 1997, however, there is no assurance that the Company will be successful in obtaining the exercise of any of the warrants. The Company also had 1,250,000 outstanding warrants, issued in conjunction with the long-term financing on May 31, 1995, which expired unexercised on May 6, 1998 after the Company completed refinancing of long-term debt.

          The Company does not have any material commitments for capital expenditures as of the filing of this Report. However, the Company is required to drill a number of gas wells in its Raton Basin properties in order to retain its rights to further develop these leased properties. The Company intends to drill ten additional gas wells required to be drilled in southeastern Colorado prior to December 31, 1998, and intends to drill at least twenty-five additional wells during each of the next three years. This pace of development will meet the requirements of all leases and allow the Company to continue to develop the 41,000 acres covered by leases on the properties. Financing for this future development will be necessary and is expected to be obtained by borrowing based on the production and reserves of the existing wells or from proceeds of common stock issued in the exchange of existing warrants. However, there is no assurance that the Company will be successful in obtaining such financing.

          Effective August 7, 1998, the Company entered into a joint business venture with Evergreen Resources, Inc. to fully develop the gas production properties in southeastern Colorado. Evergreen is successfully developing properties adjacent to the property being developed by the Company. Under this agreement, Evergreen will purchase a working interest in all existing wells, as well as participate in new wells to be drilled. Evergreen will also act as operator and provide its local resources to drill and complete new wells on behalf of the two companies. In addition, Primero Gas Marketing Group (a subsidiary of Evergreen) will purchase the existing gathering and trunkline systems from the Company and will purchase the produced gas.
Primero will be responsible for all costs to enhance and operate the existing system and to construct and operate all additional gathering, trunkline, dehydration and compression facilities which may be required.

          Management believes that the revenues being generated by gas sales, together with the proceeds of additional development financing and from the sale of common stock, will provide sufficient liquidity to meet the Company's needs for the remainder of the fiscal year ended March 31, 1999. Additional gas wells will be drilled and completed only when additional financing is obtained specifically for that purpose.

          Year 2000 Concerns

          Management has addressed the concerns of potential year 2000 computing problems, both internally and with external parties, and believes that significant additional costs will not be incurred because of this circumstance.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceeding.

         None

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.  None

         (b)   Reports on Form 8-K.  None

                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INFINITY, INC.


Dated: August 13, 1998           By:/s/ Stanton E. Ross
                                    Stanton E. Ross, President

                                 EXHIBIT INDEX
EXHIBIT                                      METHOD OF FILING
-------                                      ----------------
   27.    FINANCIAL DATA SCHEDULE            Filed herewith electronically