Form 10QSB/A
period 1998-06-30
INFINITY INC
filed 1998-08-24
CIK 822746

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB/A

                                AMENDMENT NO. 1


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

         Net cash provided by operation of the oilfield services segment was $348,375 for the three months ended June 30, 1998. Net cash provided by the operation of the environmental services segment was $22,000 from rental income and net cash used by corporate activities was $47,445 for the period. Net cash used by the oil and gas segment was $115,717 for the period.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceeding.

         None

Item 2.  Changes in Securities

         During the quarter ended June 30, 1998, the Company issued securities in a private transaction as follows:

         On June 16, 1998, the Company issued 104,167 shares of its Common Stock to Joe Conner in a private transaction upon the exercise of a Common Stock Option issued to Mr. Conner in June 1993. The aggregate exercise price paid was $125,000.

         With respect to this transaction, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The investor was given complete information concerning the Company. The investor represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificate and stop transfer instructions were issued to the transfer agent.

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               Exhibit 27    Financial Data Schedule    Previously filed.

         (b)   Reports on Form 8-K.  None

                                SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INFINITY, INC.


Dated: August 21, 1998           By:/s/ Stanton E. Ross
                                    Stanton E. Ross, President