Form 10QSB
period 1998-09-30
INFINITY INC
filed 1998-11-17
CIK 822746

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998



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


                              Not Applicable
             ----------------------------------------------------
             (former Name, Former Address, and Former Fiscal Year
                     if Changed Since Last Report)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              X  Yes                      No

There were 11,916,862 shares of the Registrant's Common Stock outstanding as of September 30, 1998.

                                INFINITY, INC.

                                 FORM 10-QSB

                                    INDEX

                                                                   Page
Part I      Financial Information                                  Number

Item 1.     Financial Information:

            Condensed Consolidated Balance Sheets                   3

            Condensed Consolidated Statements of Operations         4

            Condensed Consolidated Statements of Cash Flows         6

            Notes to Financial Statements                           7

Item 2.     Management's Discussion and Analysis or Plan
            of Operations                                           9

Part II:    Other Information                                      12

                     INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

            ASSETS                                                 (Note)
                                                Sept. 30, 1998  March 31, 1998
 CURRENT ASSETS                                 --------------  --------------
  Cash                                           $   120,326    $   238,135
  Accounts Receivable, less
   allowance for doubtful accounts                 1,616,284        281,330
  Inventories                                        187,678        188,576
  Prepaid Expenses                                    98,989         74,258
                                                 -----------    -----------
     TOTAL CURRENT ASSETS                          2,023,277        782,299

PROPERTY AND EQUIPMENT, at cost,
 less accumulated depreciation                     3,286,886      4,040,268
OIL AND GAS PROPERTIES, using the full cost
 method, less accumulated depletion                4,391,865      4,527,768
INTANGIBLE ASSETS, at cost, less
 accumulated amortization                            201,964        235,129
                                                 -----------    -----------
    TOTAL ASSETS                                   9,903,992      9,585,464

            LIABILITIES

CURRENT LIABILITIES
  Accounts Payable                                   836,441        730,664
  Accrued Expenses                                   307,261        237,195
  Current portion of deferred revenue                 30,000         90,000
  Current portion of long-term debt                  934,488        657,204
                                                 -----------    -----------
    TOTAL CURRENT LIABILITIES                      2,108,190      1,715,063

LONG-TERM LIABILITIES
  Long-term debt, less current portion above       2,191,061      2,439,990
                                                 -----------    -----------
    TOTAL LIABILITIES                              4,299,251      4,155,053

            STOCKHOLDER'S EQUITY

CAPITAL CONTRIBUTED
  Common stock, par value $.0001, authorized
   300,000,000 shares, issued and outstanding
   11,916,862 shares; shares; 11,313,396 shares        1,191          1,131
  Additional paid-in-capital                      10,602,733      9,768,231
                                                 -----------    -----------
    TOTAL CAPITAL CONTRIBUTED                     10,603,924      9,769,362
RETAINED EARNINGS (DEFICIT)                       (4,999,183)    (4,338,951)
                                                 -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                5,604,741      5,430,411
                                                 -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 9,903,992    $ 9,585,464
                                                 -----------    -----------

The consolidated balance sheet at March 31, 1998 has been derived from the audited financial statements at that date.

                    See Notes to Financial Statements

                     INFINITY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended Sept. 30,
                                             ----------------------------
                                                1998             1997
                                                ----             ----

NET SALES                                  $  1,380,945     $  1,463,372

COST OF GOODS SOLD                              799,885          719,363
                                           ------------     ------------
     GROSS PROFIT                               581,060          744,009

OPERATING EXPENSES
     Salaries                                   132,481          105,761
     Taxes                                       51,773           57,292
     Consulting fees                              2,862              625
     Professional Services                       19,767            8,508
     Travel & Entertainment                      15,257            7,473
     Insurance                                   37,755           38,079
     Advertising                                  2,510              559
     Office Supplies & Expense                   11,332            7,299
     Telephone                                   21,922           22,199
     Rent & Utilities                            29,190           38,051
     Depreciation & Amortization                189,825          185,616
     Other Expenses                              20,468           13,151
                                           ------------     ------------
          TOTAL OPERATING EXPENSES              535,142          484,613

          OPERATING INCOME                       45,918          259,396
                                           ------------     ------------
  OTHER INCOME (EXPENSE)
     Interest Income & Finance Charges            2,897           (1,520)
     Interest Expense                           (61,308)         (52,716)
     Rent and Other Income                        6,666           28,430
     Impairment of Asset Value                 (585,000)               -
                                           ------------     ------------

          TOTAL OTHER INCOME (EXPENSE)         (636,745)         (25,806)
                                           ------------     ------------
          NET INCOME (LOSS)                $   (590,827)    $    233,590
                                           ------------     ------------
       NET INCOME (LOSS) PER COMMON SHARE  $      (0.05)    $       0.02
                                           ------------     ------------

       Weighted Average Basic
        Shares Outstanding                    11,799,674      10,191,373









                     See Notes to Financial Statements

                     INFINITY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Six Months Ended Sept. 30,
                                             --------------------------
                                               1998             1997
                                               ----             ----

NET SALES                                  $  2,709,372     $  2,632,064

COST OF GOODS SOLD                            1,653,507        1,205,205
                                           ------------     ------------
     GROSS PROFIT                             1,055,865        1,426,859

OPERATING EXPENSES
     Salaries                                   234,807          192,970
     Taxes                                      101,042          114,230
     Consulting fees                              4,283            1,470
     Professional Services                       35,574           26,885
     Travel & Entertainment                      28,116           13,653
     Insurance                                   69,741           84,215
     Advertising                                  7,184            3,558
     Office Supplies & Expense                   21,793           16,120
     Telephone                                   43,674           40,648
     Rent & Utilities                            58,772           65,860
     Depreciation & Amortization                399,966          354,051
     Other Expenses                              29,924           22,624
                                           ------------     ------------
        TOTAL OPERATING EXPENSES              1,034,876          936,284

        OPERATING INCOME                         20,989          490,575
                                           ------------     ------------
OTHER INCOME (EXPENSE)
     Interest Income & Finance Charges            3,234              825
     Interest Expense                          (128,121)         (64,445)
     Rent and Other Income                       28,666           64,640
     Impairment of Asset Value                 (585,000)               -
                                           ------------     ------------

       TOTAL OTHER INCOME (EXPENSE)            (681,221)           1,020
                                           ------------     ------------
       NET INCOME (LOSS)                   $   (660,232)    $    491,595
                                           ------------     ------------
       NET INCOME (LOSS) PER COMMON SHARE  $      (0.06)    $       0.05
       Weighted Average Basic
        Shares Outstanding                   11,599,394       10,089,270








                  See Notes to Financial Statements

                     INFINITY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                   Six Months Ended Sept. 30,
                                                   --------------------------
                                                      1998           1997
                                                      ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                             $    (660,232)   $   491,595
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization                   399,966        354,051
      Loss on sale of assets                                -         42,978
      Impairment of asset value                       585,000              -
      (Increase) decrease in operating assets
         Accounts Receivable                         (334,954)        34,270
      Inventories                                         898             45
      Prepaid Expenses                                (24,731)        (7,344)
  Increase (decrease) in operating liabilities
         Accounts Payable                             105,777        (70,703)
         Accrued Expenses                              70,066         11,603
         Deferred revenue                             (60,000)       (25,015)
                                                -------------    -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES        81,790        831,480
                                                -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 (145,845)      (227,453)
  Investment in oil and gas properties               (350,195)      (951,375)
  Investment in intangible assets                     (20,976)       (13,574)
                                                -------------    -----------
      NET CASH USED IN INVESTING ACTIVITIES          (517,016)    (1,192,402)
                                                -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                      -       (126,442)
  Increase in long-term debt                          339,650        193,795
  Proceeds from issuance of common stock              289,062        525,497
  Repayment of long-term debt                        (311,295)      (176,830)
                                                -------------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES        317,417        416,020
                                                -------------    -----------
     NET INCREASE (DECREASE) IN CASH                 (117,809)        55,098

CASH, BEGINNING OF PERIOD                             238,135         52,725
                                                -------------    -----------
     CASH, END OF PERIOD                        $     120,326    $   107,823
                                                -------------    -----------





                    See Notes to Financial Statements

                     INFINITY, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



(1)  Summary of significant accounting policies
     ------------------------------------------

Organization - Infinity, Inc. (Infinity) was organized under the laws of the State of Colorado on April 2, 1987, primarily for the purpose of engaging in any lawful business, but intending to acquire business opportunities.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the following companies:

Parent Company
--------------

     Infinity, Inc.

Wholly-Owned Subsidiaries
-------------------------

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

(2)  Earning (loss) per share
     ------------------------

Earnings or loss per share is based on the weighted average number of shares outstanding. The number of shares used in the calculation was 11,599,394 and 10,089,270 for the six month periods ended September 30, 1998 and 1997, respectively. Common stock equivalents are not included in the computation because their inclusion would be anti-dilutive.

                     INFINITY, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(3)  Long-Term Debt
     --------------

On February 6, 1998, the Company obtained a $4,000,000 credit facility from The CIT Group/Credit Finance, Inc. (CIT). This facility is secured by substantially all of the assets of its wholly-owned subsidiary, Consolidated Industrial Services, Inc. and is partially guaranteed by the Company's president. The loan requires monthly interest payments at a rate per annum of two percent over a bank prime rate. The facility was originally funded with $2,700,000 which will be repaid in monthly principal payments of $45,000 through February 2001. Also available to the Company is a revolving line of credit based on eighty percent of trade accounts receivable and a line of credit of $1,000,000 based on the value of equipment purchased in the future. Proceeds of this facility were used to refinance existing long-term debt, bank lines of credit and certain other equipment loans and will provide working capital for the Company.

In connection with the agreement, the Company issued a warrant to The CIT Group to purchase up to 150,000 shares of the Company's common stock at an exercise price of $2.50 per share for the three years from the date of the agreement. A warrant allowing the previous lender to purchase 1,250,000 shares of common stock at an exercise price of $2.00 per share expired unexercised as a result of this refinancing.

(5)  Impairment of Asset Value
     -------------------------
In October 1996, the Company entered into a five year renewable agreement to lease wastewater treatment facilities in Chanute, Kansas and Cheyenne, Wyoming to an outside party. During August, 1998, these properties were abandoned by the outside party and operating responsibility was returned to the Company. Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", requires that long-lived assets held and used by a Company must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on circumstances at the time of the review. For purposes of assessing impairment under this standard, assets are required to be grouped at the lowest level for which there are separately identifiable cash flows. Based on information available at the time of the abandonment, the Company determined that currently expected future cash flows from the Wyoming facility indicated that an impairment existed. As a result, the Company recorded a non-cash charge of $585,000 which is reflected as a reduction in the net carrying value of property and equipment.

(6)  Basis of Presentation
     ---------------------

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

Item 2.  Management's Discussion and Analysis or Plan of Operations
         ----------------------------------------------------------

Results of Operations
---------------------

The oilfield services segment of the Company generated $1,282,593 in revenues and $730,992 in cost of sales during the three months ended September 30, 1998, compared to $1,312,154 in revenues and $612,351 in cost of sales during the three months ended September 30, 1997. The operating expenses incurred by the oilfield services segment of the Company were $422,129 for the three months ended September 30, 1998 and $365,137 for the three months ended September 30, 1997. Net operating income declined to a profit of $129,472 for the three months ended September 30, 1998 from a profit of $334,666 for the three months ended September 30, 1997. For the six months ended September 30, 1998, this segment generated $2,539,082 in revenues and $1,413,328 in cost of sales, compared to $2,480,847 in revenues and $1,076,840 in cost of sales for the six months ended September 30, 1997. The operating expenses incurred were $793,286 for the six months ended September 30, 1998 compared to $714,757 for the six months ended September 30, 1997. Net operating income declined to a profit of $332,468 for the six months ended September 30, 1998 from a profit of $689,250 for the six months ended September 30, 1997. The reduced results are attributed to the Company's effort to maintain revenues by accepting contract work at reduced margins, the effect of depressed oil prices and reduced activity in Colorado. Depreciation and amortization expense included in operating expenses for the oilfield services division was $290,758 for the six months ended September 30, 1998 and $248,072 for the six months ended September 30, 1997.

The environmental services segment of the Company recorded $28,666 of rental income and generated $40,001 in revenue and $17,666 in cost of sales during the six month period ending September 30, 1998. This segment recorded operating expenses of $76,468, including depreciation and amortization expense of $72,785 during the same period. During the six months ended September 30, 1997, the Company reported $48,400 in rental income and $95,000 in revenue from settlement of a licensing agreement with BOC Gases regarding certain patents and patent applications. This revenue was offset by depreciation and amortization expense of $78,084 and the unamortized cost of the patents and applications of $42,654.

In October 1996, the Company entered into a five year renewable management and lease agreement that transferred operating responsibility for this segment to an outside party. During August 1998, the outside party abandoned this management and lease agreement and operating responsibility for this segment was returned to the Company. As a result, in accordance with Statement of accounting Standards No. 121, the Company recorded a non-cash charge of $585,000 to reflect an impairment of value of the long-lived assets. This charge reduces the carrying value of property and equipment but does not affect the liquidity of the Company.

The oil and gas production segment of the Company recorded net revenue from gas sales of $58,351 and operating expenses of $46,853 during the three months and net revenue of $130,289 and operating expenses of $256,040 during the six months ending September 30, 1998, including $31,598 of depletion and depreciation expense. The oil and gas production segment of the Company recorded net revenue from gas sales of $56,217 and operating expenses of $112,602 during the three months and six months ending September 30, 1997, including $17,181 of depletion and depreciation expense. The Company first recorded revenues from these properties in July 1997 and the properties remain under development. During the last three years, this segment invested $5,468,030 to acquire property rights to a total of 41,000 acres, drill and complete thirty gas wells and construct the related pipeline system to connect to the interstate transportation system. The Company has been troubled by weather, pipeline and compressor problems which have limited production of gas from the twenty completed wells. During August 1998, the Company entered into an agreement with Evergreen Resources, Inc. under which Evergreen purchased the gathering system, acquired an interest in the property and assumed responsibility to manage, operate and develop the properties and market and transport the produced gas.

Expenses incurred in corporate activities were $131,593 for the six months ended September 30, 1998, compared to $111,882 for the six months ended September 30, 1997.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1998, the Company had a working capital deficit of $84,913 compared to a working capital deficit of $932,764 at March 31, 1998. The reduction in the working capital deficit is primarily due to the inclusion in accounts receivable of the proceeds of the sale of the gas gathering system to Evergreen Resources, Inc. under the August 1998 agreement.

During the six months ended September 30, 1998, cash generated by operating activities was $81,790 compared to cash generated of $831,480 for the six months ended September 30, 1997. The reduction in the amount of cash generated was primarily due to the reduced profitability of the oilfield service activities and the production problems experienced in the operation of the oil and gas segment. Cash generated by operations was reduced by an additional $190,000 representing the amount that increases in accounts receivable and prepaid expenses exceeded increases in accounts payable and accrued expenses.

Net cash provided by operation of the oilfield services segment was $623,226 for the six months ended September 30, 1998. Net cash provided by the operation of the environmental services segment was $18,652 after resumption of operating activities in August 1998. Net cash used by operation of the oil and gas segment was $94,153. Net cash used by corporate activities was $126,768 for the six month period ended September 30, 1998.

Cash used by investing activities during the six months ended September 30, 1998, were $517,016 compared to $1,192,402 for the comparable period of 1997. The decrease is primarily due to reduced development activity on gas production properties.

The Company obtained $339,650 in long-term debt on its equipment and receivable facilities and obtained $289,062 from issuance of common stock in the exercise of warrants and options during the six months ended September 30, 1998. This cash received from financing activities was reduced by the repayment of $311,295 of long term debt. In addition, the Company issued 324,299 shares of common stock, valued at $545,500 to pay consulting fees and acquire production property.

On February 6, 1998, the Company obtained a $4,000,000 long-term financing facility from The CIT Group/Credit Finance collateralized by substantially all of the tangible property and equipment and accounts receivable of its wholly-owned subsidiary, Consolidated Industrial Services, Inc. This note requires monthly payments of interest at two percent over the bank prime rate and monthly payments of principal in the amount of $45,000 until maturity, February 2001. The agreement also contains certain restrictive covenants with respect to dividends, acquisitions and capital expenditures. This note is further secured by the personal guarantee of the Company's president.
Proceeds from the note were used to refinance $2,500,000 in short-term borrowings and provide additional working capital for the Company. This refinancing also allowed warrants representing 1,250,000 shares of common stock to expire unexercised on May 6, 1998.

Effective August 7, 1998, the Company entered into a joint business venture with Evergreen Resources, Inc. to fully develop the gas production properties in southeastern Colorado. Under this agreement, Evergreen will purchase a working interest in all existing wells, as well as participate in new wells to be drilled. Evergreen will also act as operator and provide its local sources to drill and complete new wells on behalf of the two companies. In addition, Primero Gas Marketing Company (a subsidiary of Evergreen) will purchase the existing gathering and trunkline system from the Company and will purchase the produced gas. Primero will be responsible for all costs to enhance and operate the existing gathering system and to construct and operate all additional gathering, trunkline, dehydration and compression facilities which may be required.

The Company does not have any material commitments for capital expenditures as of the filing of this report. However, the Company is required to drill a number of gas wells in its Raton Basin properties in order to retain its rights to further develop these leased properties. As part of the venture with Evergreen, the Company intends to participate in the drilling of the ten additional gas wells required to be drilled in southeastern Colorado prior to December 31, 1998, and intends to participate in the drilling of at least twenty-five additional wells during each of the next three years. This pace of development will meet the requirements of all leases and allow the Company to continue to develop the 41,000 acres covered by leases on the properties. Financing for this future development will be necessary and is expected to be obtained by borrowing based on the production and reserves of the existing wells. The Company has received a commitment from Hibernia National Bank to provide a credit line of $2,500,000 to support the first phase of this development activity.

The Company presently has outstanding publicly traded warrants to purchase shares of Common Stock that, if all were to be exercised, could result in gross proceeds of approximately $1,400,000. There is no assurance that the Company will be successful in obtaining the exercise of these warrants.

Management believes that the revenues being generated by gas sales, together with the proceeds of additional development financing will provide sufficient liquidity to meet the Company's needs for the remainder of the fiscal year ended March 31, 1999. Additional gas wells will be drilled and completed only when additional financing is obtained specifically for that purpose.

Year 2000 Concerns
------------------

The Company has addressed the concerns of potential year 2000 computing problems, both internally and with external parties and believes that significant additional costs will not be incurred because of this circumstance. Along with third party providers, the Company performed an evaluation of its computer hardware and software and determined that recent enhancements and upgrades have brought its systems significantly into compliance and existing support agreements are adequate to handle remaining minor issues and any exceptions which may arise. Based on equipment analysis and evaluations, the Company does not believe that significant operational equipment modifications are necessary. The Company is communicating with customers, vendors and business partners and anticipates that they will be compliant by the year 2000 resulting in no material impact to the Company.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceeding.

None

Item 2.  Changes in Securities

During the quarter ended September 30, 1998, the Company issued securities in private transactions as follows:

In August 1998, the Company issued 188,000 shares of its Common Stock to 14 persons as a portion of the consideration paid to these persons in connection with the termination of an agreement between such persons and a subsidiary of the Company.

In September, 1998, the Company issued 136,299 shares of Common Stock to Oak Creek Capital in exchange for financial advisory services rendered to the Company.

With respect to these transactions, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The investors were given complete information concerning the Company. The investors represented that they were purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.  Exhibit 27   Financial Data Schedule   Filed Herewith
                                                           Electronically

    (b)  Reports on Form 8-K.  None

                               SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.


Dated: November 16, 1998           By  /s/ Stanton E. Ross
                                       Stanton E. Ross, President