Form 10QSB
period 1998-12-31
INFINITY INC
filed 1999-02-16
CIK 822746

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                 FORM 10-QSB


X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 1998

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

                         X Yes         ---- No


There were 11,916,862 shares of the Registrant's Common Stock outstanding as of December 31, 1998.

                                 INFINITY, INC.


                                  FORM 10-QSB

                                     INDEX


Part I    Financial Information                             Page Number

Item 1.   Financial Information:

          Condensed Consolidated Balance Sheets..............        3

          Condensed Consolidated Statements of Operations....        4

          Condensed Consolidated Statements of Cash Flows....        6

          Notes to Financial Statements......................        7

Item 2.   Management's Discussion and Analysis or
          Plan of Operations.................................       10

Part II:  Other Information..................................       13

                       INFINITY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

               ASSETS                                             (Note)
                                               December 31,      March 31,
                                                   1998            1998
                                               ------------     -----------
CURRENT ASSETS
  Cash                                         $    30,312      $   238,135
  Accounts Receivable, less allowance
   for doubtful accounts                           869,951          281,330
  Inventories                                      171,093          188,576
  Prepaid Expenses                                  82,147           74,258
                                               -----------      -----------
     TOTAL CURRENT ASSETS                        1,153,503          782,299

PROPERTY AND EQUIPMENT, at cost,
  less accumulated depreciation                  3,357,548        4,040,268

OIL AND GAS PROPERTIES, using the full
  cost method, less accumulated depletion                -        4,527,768

INTANGIBLE ASSETS, at cost, less accumulated
  amortization                                     154,095          235,129

INVESTMENT - Evergreen common stock              7,481,250                -
                                               -----------      -----------
     TOTAL ASSETS                               12,146,396        9,585,464

               LIABILITIES

CURRENT LIABILITIES
  Accounts Payable                                 468,299          730,664
  Accrued Expenses                                 288,873          237,195
  Deferred revenue                                       -           90,000
  Current portion of long-term debt                933,836          657,204
                                               -----------      -----------
     TOTAL CURRENT LIABILITIES                   1,691,008        1,715,063

LONG-TERM LIABILITIES
  Long-term debt, less current portion
   above                                         1,859,776        2,439,990
                                               -----------      -----------
     TOTAL LIABILITIES                           3,550,784        4,155,053

               STOCKHOLDERS' EQUITY

CAPITAL CONTRIBUTED
  Common stock, par value $.0001, authorized
   300,000,000 shares, issued and outstanding
   11,916,862 shares; 11,313,396 shares              1,191            1,131
  Additional paid-in-capital                    10,602,733        9,768,231
                                               -----------      -----------
     TOTAL CAPITAL CONTRIBUTED                  10,603,924        9,769,362

RETAINED EARNINGS (DEFICIT)                     (2,008,312)      (4,338,951)

     TOTAL STOCKHOLDERS' EQUITY                  8,595,612        5,430,411

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                   $12,146,396      $ 9,585,464
                                               -----------      -----------
The consolidated balance sheet at March 31, 1998 has been derived from the audited financial statements at that date.

See Notes to Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                                        December 31,
                                                  1998              1997
                                               -----------      -----------

NET SALES                                      $ 1,260,015      $ 1,062,950

COST OF GOODS SOLD                                 773,366          683,318
                                               -----------      -----------

     GROSS PROFIT                                  486,649          379,632

OPERATING EXPENSES
  Salaries                                         144,571          122,415
  Taxes                                             42,272           54,533
  Consulting fees                                      774            1,645
  Professional Services                             29,960           27,162
  Travel & Entertainment                            18,366           12,664
  Insurance                                         39,251           40,765
  Advertising                                        3,067            4,337
  Office Supplies & Expense                         12,308           13,058
  Telephone                                         17,394           23,551
  Rent & Utilities                                  28,345           33,679
  Depreciation & Amortization                      178,706          189,593
  Other Expenses                                    61,866           13,296
                                               -----------      -----------
     TOTAL OPERATING EXPENSES                      576,880          536,698

     OPERATING INCOME (LOSS)                       (90,231)        (157,066)
                                               -----------      -----------

OTHER INCOME (EXPENSE)
  Interest Income & Finance Charges                  2,378            1,142
  Interest Expense                                 (60,773)         (52,525)
  Rent and Other Income                              2,690           28,426
  Gain on sales of assets                        3,136,807                -
                                               -----------      -----------
     TOTAL OTHER INCOME (EXPENSE)                3,081,102          (22,957)

     NET INCOME (LOSS)                         $ 2,990,871      $  (180,023)

     NET INCOME (LOSS) PER COMMON SHARE        $      0.25      $     (0.02)

     Weighted Average Shares Outstanding        11,916,862       10,591,523








See Notes to Financial Statements

                      INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Nine Months Ended
                                                        December 31,
                                                  1998              1997
                                               -----------      -----------

NET SALES                                      $ 3,969,387      $ 3,695,014

COST OF GOODS SOLD                               2,426,873        1,888,523
                                               -----------      -----------

     GROSS PROFIT                                1,542,514        1,806,491

OPERATING EXPENSES
  Salaries                                         379,378          315,385
  Taxes                                            143,314          168,763
  Consulting fees                                    5,057            3,115
  Professional Services                             65,534           54,047
  Travel & Entertainment                            46,482           26,317
  Insurance                                        108,992          124,980
  Advertising                                       10,251            7,895
  Office Supplies & Expense                         34,101           29,178
  Telephone                                         61,068           64,199
  Rent & Utilities                                  87,117           99,539
  Depreciation & Amortization                      578,672          543,644
  Other Expenses                                    91,790           35,920
                                               -----------      -----------
     TOTAL OPERATING EXPENSES                    1,611,756        1,472,982

     OPERATING INCOME (LOSS)                       (69,242)         333,509

OTHER INCOME (EXPENSE)
  Interest Income & Finance Charges                  5,612            1,967
  Interest Expense                                (188,894)        (116,970)
  Rent and Other Income                             31,356           93,066
  Impairment of Wyoming property                  (585,000)               -
  Gain on sale of gas properties                 3,136,807                -
                                               -----------      -----------
     TOTAL OTHER INCOME (EXPENSE)                2,399,881          (21,937)

     NET INCOME (LOSS)                         $ 2,330,639      $    311,572

     NET INCOME PER COMMON SHARE               $      0.20      $       0.03

     Weighted Average Shares Outstanding        11,705,601        10,255,917









See Notes to Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Nine Months Ended
                                                        December 31,
                                                  1998              1997
                                               -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                   $ 2,330,639      $   311,572
  Adjustments to reconcile net loss to
   net cash used in operating activities
     Depreciation and amortization                 578,672          543,644
     Impairment of asset value                     585,000                -
     Loss (Gain) on sale of assets              (3,136,807)          42,978
     (Increase) decrease in operating assets
        Accounts Receivable                       (338,621)         121,992
        Inventories                                 17,483            1,533
        Prepaid Expenses                            (7,889)          (5,876)
     Increase (decrease) in operating
      liabilities
        Accounts Payable                           166,850         (171,535)
        Accrued Expenses                           141,678           (6,772)
        Deferred revenue                           (90,000)         (30,430)
                                               -----------      -----------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                   247,005          807,106

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment              (245,333)        (250,496)
  Investment in oil and gas properties            (404,784)      (1,501,930)
  Investment in intangible assets                  (20,976)         (58,669)
                                               -----------      -----------

     NET CASH USED IN INVESTING ACTIVITIES        (671,093)      (1,811,095)
                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                   -         (101,000)
  Increase in long-term debt                       402,612          193,795
  Proceeds from issuance of common stock           289,062        1,782,289
  Repayment of long-term debt                     (475,409)        (267,487)
                                               -----------      -----------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                   216,265        1,607,597
                                               -----------      -----------
     NET INCREASE (DECREASE) IN CASH              (207,823)         603,608

CASH, BEGINNING OF PERIOD                          238,135           52,725
                                               -----------      -----------
CASH, END OF PERIOD                            $    30,312      $   656,333
                                               -----------      -----------

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

     Parent Company:

        Infinity, Inc.

     Wholly-Owned Subsidiaries:

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

(2)  EARNING (LOSS) PER SHARE

     Earnings or loss per share is based on the weighted average number of shares outstanding. The number of shares used in the calculation was 11,705,601 and 10,255,917 for the nine month periods ended December 31, 1998 and 1997, respectively. Common stock equivalents are not included in the computation because their inclusion would be anti-dilutive.

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

(4)  IMPAIRMENT OF ASSET VALUE

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

(5)  BASIS OF PRESENTATION

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

(6)  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

     The unaudited pro forma condensed consolidated statements of operations of Infinity, Inc. and Subsidiaries has been derived from the historical consolidated statements of operations for the nine months ended December 31, 1998, adjusted to reflect the reduced operations and reduced interest expense expectd to result from the disposition of gas production properties. The pro forma condensed consolidated statements of operations have been prepared on the assumption that the sale transaction occurred on April 1, 1998.

     The pro forma condensed consolidated statements of operations should be read in conjunction with the Consolidated Financial Statements. The pro forma condensed conslidated statements of operations are not necessarily indicative of the results of operations of the Company that would actually have resulted had the transaction occurred on April 1, 1998:

                                    Nine Months Ended December 31, 1998
                                  ----------------------------------------
                                  As Reported    Adjustments     Pro Forma
                                  -----------    -----------     ---------

NET SALES                         $3,969,387     $  (166,569)    $3,802,818
COST OF GOODS SOLD                 2,426,873        (253,907)     2,167,113
OPERATING EXPENSES                 1,611,756         (49,983)     1,567,626
                                  ----------     -----------     ----------
     OPERATING INCOME (LOSS)         (69,242)        137,321         68,079
                                  ----------     -----------     ----------

OTHER INCOME (EXPENSE)
  Interest Expense                  (188,894)         42,965       (145,929)
  Other Income                        36,968               -         36,968
  Impairment of Asset Value         (585,000)              -       (585,000)
  Gain on Sale of Gas Properties   3,136,807      (3,136,807)          -
                                  ----------     -----------     ----------
     TOTAL OTHER INCOME
      (EXPENSE)                    2,399,881      (3,093,842)      (693,961)
                                  ----------     -----------     ----------

     NET INCOME (LOSS)            $2,330,639     $(2,956,521)    $ (625,882)
                                  ----------     -----------     ----------

NET INCOME (LOSS) PER COMMON
  SHARE                           $    (0.20)                    $    (0.05)
                                  ----------                     ----------

WEIGHTED AVERAGE BASIC SHARES
  OUTSTANDING                     11,705,601                     11,705,601
                                  ==========                     ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     The oilfield services segment of the Company generated $958,200 in revenues and $623,195 in cost of sales during the three months ended December 31, 1998, compared to $983,678 in revenues and $583,692 in cost of sales for the three months ended December 31, 1997. The operating expenses incurred by the oilfield services segment of the Company were $364,199 for the three months ended December 31, 1998 and $379,085 for the three months ended December 31, 1997. Net operating income declined to a loss of $29,194 for the three months ended December 31, 1998 from a profit of $20,901 for the three months ended December 31, 1997. For the nine months ended December 31, 1998, this segment generated $3,497,282 in revenues and $2,036,523 in cost of sales, compared to $3,464,525 in revenues and $1,660,532 in cost of sales for the nine months ended December 31, 1997. The operating expenses incurred were $1,157,485 for the nine months ended December 31, 1998 compared to $1,093,842 for the nine months ended December 31, 1997. Net operating income declined to a profit of $303,274 for the nine months ended December 31, 1998 from a profit of $710,151 for the nine months ended December 31, 1997. The reduced results are attributed to the Company's effort to maintain revenues by accepting contract work at reduced margins, the effect of depressed oil prices and reduced activity in Colorado. Depreciation and amortization expense included in operating expenses for the oilfield services division was $436,137 for the nine months ended December 31, 1998 and $372,107 for the nine months ended December 31, 1997.

     The environmental services segment of the Company, which resumed operations of water treatment activities in August 1998 after the facilities were abandoned, generated $300,789 in revenues and $136,443 in cost of sales during the nine months ended December 31, 1998. Operating expenses incurred by this division were $202,888 for the nine months ended December 31, 1998, including depreciation and amortization expense of $89,656. During the nine months ended December 31, 1997, the Company reported $68,643 in rental income and $95,000 in revenue from settlement of a licensing agreement with BOC Gases regarding certain patents and patent applications. This revenue was offset by depreciation and amortization expense of $129,045 and the unamortized cost of those patents and applications of $42,654.

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

     The oil and gas production segment of the Company recorded net revenue from gas sales of $41,027 and operating expenses of $47,850 during the three months ending December 31, 1998, including $16,456 of depletion expense. The Company also recorded net revenue from gas sales of $171,316 and operating expenses of $303,890 during the nine months ending December 31, 1998, including $48,054 of depletion and depreciation expense. This segment recorded net revenue from gas sales of $79,272 and operating expenses of $123,027 during the three months ending December 31, 1997, including $16,244 of depletion and depreciation expense. The Company also recorded net revenue from gas sales of $135,489 and operating expenses of $235,629 during the nine months ending December 31, 1997, including $33,425 of depletion and depreciation expense. The Company first recorded revenues from these properties in July 1997 and the properties remain under development through December 31, 1998.

     During the last three years, the oil and gas segment invested $5.5 million to acquire property rights to a total of 41,000 acres, drill thirty and complete twenty gas wells and construct the related pipeline system to connect to the interstate transportation system. The Company has been troubled by weather and pipeline and compressor problems which have limited production of gas from the twenty completed wells. During August 1998, the Company entered into an agreement with Evergreen Resources, Inc. under which Evergreen purchased the gathering system, acquired an interest in the property and assumed responsibility to manage, operate and develop the properties and market and transport the produced gas.

     By the end of 1998, Evergreen had run into many of the same problems that the Company had encountered. The construction of the pipeline system, landowner resistance, water disposal difficulties, and a changing political environment suggested that the development of the Long Canyon Leases may have to be done over a longer period of time even though the primary term of the Long Canyon lease would expire on December 31, 1999. Based on these risks, the Company entered into an agreement with Evergreen, effective December 31, 1998, to sell all of its rights in the properties in exchange for 450,000 shares of Evergreen common stock and payment of $1 million consisting of debt assumption and cash. On the date the Company completed this transaction, the market value of the Evergreen stock was approximately $7,500,000. The Company will record a gain on the sale of approximately $3 million and will continue to participate in the development in the Raton Basin through its ownership of the Evergreen stock without having to make additional capital contributions. The Company's interest will not be focused on a single property and its associated problems, but will be spread throughout all properties owned by Evergreen.

     Expenses incurred in corporate activities were $201,400 for the nine months ended December 31, 1998, compared to $199,803 for the nine months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had a working capital deficit of $537,505 compared to a working capital deficit of $932,764 at March 31, 1998. The reduction in the working capital deficit is primarily due to the sale of the gas production properties and the related debt assumption and cash payment receivable at December 31, 1998.

     During the nine months ended December 31, 1998 cash generated by operating activities was $247,005 compared to cash generated of $807,106 for the nine months ended December 31, 1997. The reduction in the amount of cash generated was primarily due to the reduced profitability of the oilfield service activities and the production problems experienced in the operation of the oil and gas segment.

     Net cash provided by operation of the oilfield services segment was $739,411 for the nine months ended December 31, 1998. Net cash provided by the operation of the environmental services segment was $51,114 after resumption of operating activities in August 1998. Net cash used by operation
of the oil and gas segment was $84,520   Net cash used by corporate activities
was $196,575 for the nine month period.

     Cash used by investing activities during the nine months ended December 31, 1998, were $671,093 compared to $1,811,095 for the comparable period of
1997.   The decrease is primarily due to reduced level of investment required by the gas production properties after the entered into a joint venture to develop the properties. Effective December 31, 1998, the sold its entire interest in the gas production properties in exchange for 450,000 shares of Evergreen common stock, assumption by Evergreen of approximately $750,000 of current liabilities and long-term debt and $250,000 cash which was paid in January 1999.

     The Company obtained $402,612 in debt on its equipment and receivable facilities and obtained $289,062 from issuance of common stock in the exercise of warrants and options during the nine months ended December 31, 1998. This cash received from financing activities was reduced by the repayment of $475,406 of long term debt. In addition, the issued 324,299 shares of common stock, valued at $545,500 to pay consulting fees and acquire production property in August 1998 in connection with the joint venture. The value of the stock is included in the cost of the property sold December 31, 1998.

     On February 6, 1998, the Company obtained a $4,000,000 long-term financing facility from The CIT Group/Credit Finance collateralized by substantially all of the tangible property and equipment and accounts receivable of its wholly-owned subsidiary, Consolidated Industrial Services, Inc. This note requires monthly payments of interest at two percent over the bank prime rate and monthly payments of principal in the amount of $45,000 until maturity, February 1998. The agreement also contains certain restrictive covenants with respect to dividends, acquisitions and capital expenditures. This note is further secured by the personal guarantee of the Company's President. Proceeds from the note were used to refinance $2,500,000 in short-term borrowings and provide additional working capital for the Company. This refinancing also allowed warrants to purchase 1,250,000 shares of common stock to expire unexercised on May 6, 1998.

YEAR 2000 CONCERNS

     The Company has addressed the concerns of potential year 2000 computing problems, both internally and with external parties and believes that significant additional costs will not be incurred because of this circumstance. Along with third party providers, the Company performed an evaluation of its computer hardware and software and determined that recent enhancements and upgrades have brought its systems significantly into compliance and existing support agreements are adequate to handle remaining minor issues and any exceptions which may arise. Based on equipment analysis and evaluations, the does not believe that significant operational equipment modifications are necessary. The Company is communicating with customers, vendors and business partners and anticipates that they will be compliant by the year 2000 resulting in no material impact to the Company.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING.

     On November 4, 1998, the Company's Consolidated Industrial Services, Inc. ("CIS") subsidiary filed a lawsuit in the District Court of Nesho County, Kansas against Great Plains Environmental, Inc. ("GPE") and its principals in connection with the termination of GPE's lease of CIS' wastewater treatment facilities in Cheyenne, Wyoming and Chanute, Kansas. CIS is seeking damages in excess of $500,000 for unpaid rent, costs related to CIS regaining control of the facilities, missing equipment and tools, and attorneys' fees. CIS is also seeking damages from certain principals of GPE under personal guarantees from such persons, and for other reasons.

     In January 1999, GPE and the other defendants filed an answer generally denying the claims of CIS, and filed a counter-claim alleging that CIS had locked GPE out of the facilities and misrepresented the condition of the equipment at these facilities. GPE is seeking damages in excess of $500,000 from CIS. CIS has not yet filed an answer to the counter-claim.

ITEM 2.  CHANGES IN SECURITIES

     Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 7, 1998, the Company held an Annual Meeting of Shareholders at which Stanton E. Ross, John C. Garrison, Don W. Appleby, Stephen J. Skaggs, and Jeffrey L. Dale, were each reelected to the Board of Directors. In addition, the Company's shareholders ratified the appointment of Mayer Hoffman McCann L.C. as the Company's auditors. The shareholders also voted on, but did not approve, the Company's 1998 Stock Option Plan. The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

     ELECTION OF DIRECTORS:

         Nominees              For                  Withheld

     Stanton E. Ross      9,199,211 Shares       297,706 Shares
     John C. Garrison     9,206,511 Shares       290,406 Shares
     Don W. Appleby       9,220,911 Shares       276,006 Shares
     Stephen J. Skaggs    9,020,011 Shares       476,906 Shares
     Jeffrey L. Dale      9,034,511 Shares       462,406 Shares

     APPOINTMENT OF MAYER HOFFMAN McCANN L.C.

               For                Against            Abstentions

        9,271,103 Shares       113,317 Shares       112,497 Shares

     APPROAL OF THE 1998 STOCK OPTION PLAN

       For              Against         Abstentions         Not Voted

3,778,041 Shares    703,710 Shares     112,497 Shares    4,980,104 Shares


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  The following exhibits have been filed with this report:

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.  None




                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.


Dated: February 16, 1999           By /s/ Stanton E. Ross
                                      Stanton E. Ross, President

                                 EXHIBIT INDEX

EXHIBIT                                           METHOD OF FILING
------                                     -----------------------------

  27.    FINANCIAL DATA SCHEDULE           Filed herewith electronically