Form 10KSB40
period 1999-03-31
INFINITY INC
filed 1999-06-21
CIK 822746

                U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the Fiscal Year ended:  March 31, 1999

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

As of June 1, 1999, 2,945,211 Shares of the Registrant's $.0001 Par Value Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $5,101,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $4,852,204

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

     On December 15, 1993, the Company acquired all of the outstanding stock of L.D.C. Food Systems, Inc. ("LDC"), a New Jersey corporation, in exchange for the issuance of shares of the Company's Common Stock. LDC holds the rights to patents relating to a poultry carcass chiller system for purifying contaminated wastewater from poultry processing operations. During the year ended March 31, 1995, the Company obtained orders for two systems incorporating this technology. During the year ended March 31, 1996 this prototype system was sold to The BOC Group, Inc. ("BOC") in conjunction with a licensing agreement under which BOC will complete the pursuit of necessary government approvals and market the systems internationally to the food industry. Remaining rights under this technology were sold to BOC in September 1997.

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

     COWS was established in 1957 by Edsel E. Noland, and has been engaged in providing services to the oil and gas well industry in Kansas and portions of surrounding states. This business has included providing fracturing, cementing, acidizing, and nitrogen services as well as trucking of fluids. As a result of the acquisition, Consolidated now operates approximately 130 pieces of oil field equipment, and employs approximately 55 people. Consolidated continued the oil field services business and acquired and expanded such services to include on-site hazardous and non-hazardous waste stabilization services for private industry and government agencies. Consolidated uses some of the trucks acquired from COWS to haul non-hazardous wastewater from customers' sites to a 20,000 gallon per day wastewater treatment facility constructed on COWS' 17.5 acre site in Chanute, Kansas. This facility is the first centralized wastewater treatment facility in Kansas.

     Consolidated also built a wastewater and brine water treatment plant in the Silo oil field near Cheyenne, Wyoming. This plant treats nonhazardous industrial wastewater and the brine water which is a by-product of a producing oil field to meet standards necessary for surface discharge.

     During October 1996, the Company entered into a management and lease agreement with an environmental services company which operates both the Chanute, Kansas and the Cheyenne, Wyoming water treatment facilities. In August 1998, the environmental services company abandoned these facilities, and the Company resumed operations.

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

     During February 1997, the Company and IOG agreed to the cancellation of the Company's Preferred Stock and a portion of its Common Stock, reducing the Company's ownership in IOG to 10% of its Common Stock. In exchange for such cancellation, the Company received a promissory note in the amount of $50,000 which was subsequently repaid. In addition, the Company will receive an overriding royalty on certain oil and gas leases held by IOG known as the "Redstone Project." The amount of the overriding royalty will be based on the terms of the sale of the Redstone Project by IOG. During July 1997, the Company agreed to cancel the remaining 10% common stock interest in IOG in conjunction with the acquisition of a gas development property.

     In November 1995, CIS Oil and Gas, Inc. ("COG"), a wholly-owned subsidiary, was created to acquire mineral rights and to develop and operate properties. During the year ended March 31, 1996 COG acquired rights to approximately 24,000 acres of land in the Raton Basin in Southeastern Colorado, and drilled fifteen wells to produce coal methane gas from this property. During the year ended March 31, 1997, the Company drilled an additional five wells and built a pipeline system on the property to connect the wells to the Colorado Interstate Gas pipeline. During the year ended March 31, 1998, the Company drilled an additional ten wells and began commercial gas production, and also acquired development rights to approximately 17,000 additional acres of land in the Raton Basin. During the summer of 1998, the Company entered into joint venture agreements with Evergreen Resources, Inc. ("Evergreen") concerning the development of these properties, and then, effective December 31, 1998, the Company sold all of its interest in these properties to Evergreen. As a result of this sale, COG is now inactive.

    In January 1997, Consolidated Pipeline, Inc. ("CPI"), a wholly-owned subsidiary, was reorganized to operate the Company's gas gathering pipeline system constructed to connect the wells on the Raton property to the Colorado Interstate Gas pipeline. The pipeline system was sold to Evergreen during 1998. As a result, this subsidiary is now inactive.

     Unless the context otherwise requires, Infinity, Inc. and its subsidiaries, Consolidated, IRD, LDC, COG and CPI are referred to herein collectively as the "Company."

     At the close of business on March 24, 1999, the Company effected a 1-for-4 reverse split of its outstanding Common Stock. All share numbers and per share amounts in this Report give effect to this reverse split.

THE COMPANY

     Infinity, Inc. (the "Company"), through its subsidiaries, is primarily engaged in providing oil field services, and in developing and operating oil and gas properties. The Company also operates wastewater treatment facilities.

     The Company's Consolidated Industrial Services, Inc. ("Consolidated") subsidiary provides services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping and water hauling. Consolidated previously provided on-site remediation services for hazardous and non-hazardous waste, and operated a centralized water treatment facility and facilities to treat brine water produced by oil and gas wells. In 1996, these facilities were leased to and operated by an unrelated environmental services company. In August 1998, the environmental services company abandoned these facilities, and the Company resumed operations.

     The Company's CIS Oil & Gas, Inc. ("COG") subsidiary previously leased mineral rights to approximately 41,000 acres of land in the Raton Basin area of Southeastern Colorado, and drilled thirty (30) wells on this property. Effective December 31, 1998, COG sold its interest in these properties. COG is seeking additional properties to develop.

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

BUSINESS OF CONSOLIDATED

     The Company's Consolidated subsidiary, based in Chanute, Kansas, has been organized into two divisions: Oil field Services and Waste Treatment Services, including On-site Remediation, Wastewater Treatment and Brine Water Treatment. In October 1996, operation of the waste treatment services division was transferred to an environmental services company under a management and lease agreement. In August 1998, the environmental services company abandoned these facilities and the Company resumed limited operations of them.

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

     WASTE TREATMENT SERVICES

     The On-site Remediation Services Division offered environmental remediation services to companies which generate hazardous and non-hazardous waste. The wastewater treatment facility in Chanute, Kansas accepted non-hazardous wastewaters from industrial generators for treatment and disposal. The brine water treatment facility near Cheyenne, Wyoming accepted non-hazardous oilfield and industrial wastewaters for treatment and disposal. Each of these activities used technologies developed by the company in addition to traditional methods.

     In October 1996, in an effort to focus the Company on the oilfield services and oil and gas production activities, the Company entered into a management and lease agreement with Great Plains Environmental, Inc.("GPE"), an environmental services company, to operate these water treatment divisions. The initial term of the agreement was for five years and with minimum lease
payments to be received of $80,000 per year.   In addition, the lease called
for percentage rents at 4-1/2% of revenues above a base level and includes options to extend the agreement for additional two and seven year terms. In August 1998, GPE abandoned the leased facilities, and the Company resumed limited operations of both facilities.

OIL AND GAS EXPLORATION BUSINESS

     RATON BASIN

     In January 1996, the Company acquired through lease the mineral rights to approximately 24,000 gross acres of land in the Raton Basin of Southeastern Colorado. This area has seen significant growth in activity in recent years as several major companies in the energy exploration industry have started development work. This activity was spurred by the completion through the area of the Colorado Interstate Gas pipeline which provides a means to sell gas produced in the area to eastern markets where prices are generally higher than in the Rocky Mountain area.

     The Company drilled 30 wells on this property and connected 19 of the 30 wells to the pipeline. Production from the 19 wells had started by June 30, 1997.

     On July 31, 1997, the Company acquired the rights to a lease of 53.46% of the mineral rights on approximately 17,000 gross acres near the 24,000 acre block on which the Company had previously held mineral rights under lease. This property is known as the Lorencito Property. The rights to the Lorencito Property were acquired from Infinity Oil & Gas, Inc. ("IOG") which is no longer affiliated with the Company. The Company paid $50,000 as an advance on the landowner royalty of 15% and granted IOG a 3% overriding royalty. The Company also agreed to cancel its 10% stock ownership in IOG in connection with this transaction. The lease required that the Company drill at least 15 wells on the property during each one-year period commencing June 22, 1998, to maintain the rights to develop the property during the subsequent one-year period.

     During the three-year period that the Company held rights in the Raton Basin it invested $5.5 million to acquire property rights to a total of 41,000 acres, drill thirty and complete twenty gas wells and construct the related pipeline system to connect to the interstate transportation system. The Company was troubled by weather and pipeline and compressor problems which limited production of gas from the twenty completed wells.

     Effective June 24, 1998, the Company entered into a Development Agreement with Evergreen Resources, Inc. ("Evergreen") pursuant to which Evergreen paid the Company $62,500 and received a 35% interest in the Company's leases on the 17,000 acre Lorencito Property. Evergreen agreed to pay 35% of the costs of drilling wells on this property and act as operator. Evergreen also agreed to guaranty a credit facility for the Company's benefit to be used solely for drilling, completing and equipping wells on this development.

     Effective August 7, 1998, the Company entered into a joint business venture with Evergreen to fully develop the gas production properties in southeastern Colorado. Under this agreement, Evergreen agreed to purchase a working interest in all existing wells, as well as participate in new wells to be drilled. Evergreen also agreed to act as operator and provide its local resources to drill and complete new wells on behalf of the two companies. In addition, Primero Gas Marketing Company (a subsidiary of Evergreen) agreed to purchase the existing gathering and trunkline system from the Company and purchase the produced gas.

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

     DRILLING OPERATIONS

     The Company drilled thirty coal methane gas wells in the Raton Basin in Southeastern Colorado. Fifteen of these wells were drilled during February 1996, five were drilled during December 1996, and ten more were drilled in November 1997. The Company completed twenty wells and related gathering systems and commenced production in April 1997.

     The Company owned no oil or gas properties and had no drilling or production activities prior to the drilling of the fifteen wells during the year ended March 31, 1996. All 30 of the development wells which the Company drilled were completed and 19 were hooked up and produced gas.

OIL AND GAS INTERESTS IN LEASEHOLD ACREAGE

     The Company held oil and gas interests in the Raton Basin in Southeastern Colorado as of March 31, 1998 as set forth below. Effective December 31, 1998, the Company sold all of its intersts in these properties. The following table sets forth the gross and net undeveloped and developed acreage as of March 31, 1998 and 1999:

                                     1998          1999
                                     ----          ----
     Undeveloped Acreage
        Gross                       35,560          -0-
        Net                         27,648          -0-

     Developed Acreage
        Gross                        5,440          -0-
        Net                          5,440          -0-


     GAS WELLS

     At March 31, 1998, the Company had interests in 30 gross and 30 net gas wells based on working interests in effect on that date. Effective December 31, 1998, the Company sold all of its interests in these properties.

     The group which assigned the leases on this property to the Company had an option to obtain a twenty-five percent working interest in these wells within six months of the completion of groups of 20 wells. This option, if exercised, would reduce the number of net wells to 22.5. In addition, the Company will receive a seventy-five percent working interest in four existing wells when the wells are connected to the pipeline and begin production. If all 30 existing wells are connected to the pipeline and begin production and the twenty-five percent back-in option is exercised, the Company will have 34 gross gas wells and 25.5 net gas wells.

     PRODUCTION, PRICE AND COST DATA

     The Company began acquisition and development activities relating to oil and gas properties in January 1996. During the year ended March 31, 1997, no oil or gas had been produced by the Company, and average selling prices and average production costs had not been established.

     During the year ended March 31, 1999, prior to the sale of the Company's gas properties, the Company received an average selling price of $1.12 per Mcf of gas sold and incurred average production costs of $1.86 per Mcf of gas sold. During the year ended March 31, 1998, the Company received an average selling price of $1.32 per Mcf of gas sold and incurred average production costs of $1.63 per Mcf of gas sold.

     During the year ended March 31, 1999, prior to the sale of the Company's gas properties, the Company incurred operating expenses of $174,160 or $1.63 per Mcf of gas sold in conjunction with oil and gas production activities. During the year ended March 31, 1998, the Company incurred operating expenses of $170,841 or $.83 per Mcf of gas sold in conjunction with oil and gas production activities.

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

     Prior to the acquisition of LDC, IRD developed a thin film electrocoagulation ("TFEC") wastewater treatment technology that accomplishes the removal of suspended as well as soluble pollutants using sound electrochemical and physical chemistry principles. Some of this technology is now used in the Company's wastewater treatment operations.

ENVIRONMENTAL REGULATION

     The wastewater treatment services and systems operated by the Company's licensee are designed to assist industrial, commercial and other entities in complying with complex sets of federal and local environmental regulations. These regulations are monitored by several levels of government including the EPA, state regulatory agencies, and municipal authorities. Although the EPA establishes maximum limits for discharge of pollutants into surface waters, some states have more stringent requirements. There can be no assurance that the Company's services or systems will be able to meet all of the standards now or hereafter set by every regulatory authority.

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

     There are many companies in the wastewater treatment industry, many of which possess far greater financial resources, name recognition, manufacturing capabilities and marketing experience than the Company. The Company intends to compete with these companies through future joint venture arrangements with environmental services companies.

     There are several other companies, universities and research organizations which actively engage in the research and development of products which may be competitive with those of the Company. All of these potential competitors, in the future, may offer products which by reason of price or effectiveness may be superior to any of the Company's existing or future products.

MAJOR CUSTOMERS

     During the fiscal year ended March 31, 1999, the Company billed Thermal Energy Corporation $1,141,000, which represented 24% of the Company's net sales. During the fiscal year ended March 31, 1998, the Company billed Stroud Oil Properties $501,000, which represented 10% of the Company's net sales.

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

ITEM 2.  DESCRIPTION OF PROPERTY

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

     The Company leases facilities in Trinidad, Colorado. The monthly rent is $1,000. The lease began in October 1994, currently expires in October 1999, and contains the option to extend the lease for six additional one-year periods and to purchase the facility during the term of the lease. The Company does not plan to renew the lease or exercise the option to purchase.

     The Company also leases property near Cheyenne, Wyoming, which is the site of the brine water treatment facility. Rent on this land lease is $1,000 per year for a term of up to twenty-five years beginning July 1994.

     During the year ended March 31, 1996, the Company acquired direct interests in oil and gas leases on approximately 24,000 acres of land in the Raton Basin in Southeastern Colorado. During the year ended March 31, 1998, the Company acquired interests in an additional 17,000 acres. Effective December 31, 1998, the Company sold all of its interest in these properties.

ITEM 3.  LEGAL PROCEEDINGS.

     WILLIS BROTHERS ENERGY, L.L.C. LAWSUITS

     In December 1997, the Company's COG subsidiary was named as a defendant in a lawsuit filed by Willis Brothers Energy, L.L.C. ("Willis Brothers") in the District Court of Las Animas County, Colorado. Also in December 1997, the Company's COG subsidiary filed a lawsuit against Willis Brothers and others in the District Court of Neosho County, Kansas. These lawsuits involve claims and counterclaims relating to certain tasks Willis Brothers had contracted to perform on COG's coal methane gas development project in the Raton Basin in Colorado. In June 1998, COG entered into a settlement agreement with Willis Brothers which provides that COG will pay Willis Brothers $85,000 to settle this dispute. This liability was assumed by Evergreen effective December 31, 1998, and subsequently settled.

     ALPHA ENERGY, INC. LAWSUIT

     In February 1998, Alpha Energy, Inc. ("Alpha") filed a lawsuit in the District Court of Las Animas County, Colorado, against COG and others in connection with a contract dispute involving COG's coal methane gas project in the Raton Basin in Colorado. Alpha is seeking to foreclose on a lien on the project and receive damages from COG of $256,000 plus interest for breach of contract and unjust enrichment. COG filed a counterclaim against Alpha for breach of contract and negligent design. The Company's obligations to Alpha were assumed by Evergreen effective December 31, 1998, and subsequently settled.

     GREAT PLAINS ENVIRONMENTAL, INC. LAWSUIT

     On November 4, 1998, the Company's Consolidated Industrial Services, Inc. ("CIS") subsidiary filed a lawsuit in the District Court of Neosho County, Kansas against Great Plains Environmental, Inc. ("GPE") and its principals in connection with the termination of GPE's lease of CIS' wastewater treatment facilities in Cheyenne, Wyoming and Chanute, Kansas. CIS is seeking damages in excess of $500,000 for unpaid rent, costs related to CIS regaining control of the facilities, missing equipment and tools, and attorneys' fees. CIS is also seeking damages from certain principals of GPE under personal guarantees from such persons, and for other reasons.

     In January 1999, GPE and the other defendants filed an answer generally denying the claims of CIS, and filed a counter-claim alleging that CIS had locked GPE out of the facilities and misrepresented the condition of the equipment at these facilities. GPE is seeking damages in excess of $500,000 from CIS. CIS has not yet filed an answer to the counter-claim.

     This lawsuit has been scheduled for trial in September 1999.

     There are no other pending material legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 22, 1999, the Company held a Special Meeting of its Shareholders at which the Company's shareholders approved up to a 1-for-5 reverse split of the outstanding Common Stock of the Company. The voting on the proposal was as follows (in pre-split shares of Common Stock):

             For         Against      Abstain     Broker Non-Votes

          7,089,109     2,977,475     10,660            -0-

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS. The Company's Common Stock began trading on the Nasdaq Small-Cap Market on June 29, 1994, under the symbol "IFNY." The following table sets forth the high and low closing sale prices for the Company's securities as reported by the Nasdaq Stock Market. The prices shown give retroactive effect to the 1-for-4 reverse stock split which became effective at the close of business on March 24, 1999.

       QUARTER ENDED                               HIGH       LOW
       -------------                               ----       ---

       June 30, 1997                              $ 9.25     $6.50
       September 30, 1997                         $10.00     $8.75
       December 31, 1997                          $15.00     $8.375
       March 31, 1998                             $10.875    $7.50

       June 30, 1998                              $ 9.50     $6.75
       September 30, 1998                         $ 8.75     $4.00
       December 31, 1998                          $ 5.00     $2.50
       March 31, 1999                             $ 3.50     $1.00

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's $.0001 par value common stock at June 2, 1999, was 256 and the Company has over 350 beneficial owners of such stock.

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

     (d) SALE OF UNREGISTERED SECURITIES. During the quarter ended March 31, 1999, the Company did not issue any securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

     The oil field services segment of the Company generated $4,291,226 in revenues and $2,578,695 in cost of sales during the year ended March 31, 1999, compared to $4,411,131 in revenues and $2,171,648 in cost of sales for the year ended March 31, 1998. The operating expenses incurred by the oil field services segment of the Company were $1,552,180 for the year ended March 31, 1999, and $1,497,439 for the year ended March 31, 1998. Net operating income for this segment declined to a profit of $160,351 for the year ended March 31, 1999, as compared to a profit of $742,044 for the year ended March 31, 1998. The reduced results are attributed to the Company's effort to maintain revenues by accepting contract work at reduced margins, the effect of depressed oil prices and reduced activity in Colorado. Depreciation and amortization expense included in operating expenses for the oil field services division was $578,742 for the year ended March 31, 1999, and $543,570 for the year ended March 31, 1998.

     The environmental services segment of the Company which includes all water treatment activities, generated $187,243 in revenue during the year ended March 31, 1998, compared to $389,662 in revenues and $185,300 in cost of sales for the year ended March 31, 1999. Operating expenses incurred by the environmental services division were $173,165 for the year ended March 31, 1998, and $243,115 for the year ended March 31, 1999, including depreciation and amortization expense of $168,629 for the year ended March 31, 1998 and $113,342 for the year ended March 31, 1999. The significant change in revenue, cost of sales and operating expenses resulted from the reduction in water research and treatment activities culminating in the license agreement with BOC Gases in January 1996, the management and lease agreement with the environmental services company in October 1996, and the sale of patents to BOC Gases in September 1997. Since completion of these agreements, these activities have operated to collect royalties and rent payments and maintain patent rights and have incurred negligible expense other than depreciation and amortization until resumption of operating activities when the facilities were abandoned to the Company in August 1998.

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

     The oil and gas production segment of the Company began commercial production of coal methane gas in July 1997 and recorded revenue of $299,375 and expenses of $505,119 for the year ended March 31, 1998, while continuing development of the property. Included in these expenses were $49,099 of depreciation and depletion expense. During the year ended March 31, 1999, prior to the sale of the properties at December 31, 1998, the Company recorded revenue of $171,316 and expenses of $298,079, including $48,054 of depreciation and depletion.

     Expenses incurred in corporate activities were $259,369 for the year ended March 31, 1998, and $373,101 for the year ended March 31, 1999. This increase was substantially due to increased shareholder meeting and legal expenses.

     Operating income for the Company declined to a loss of $397,328 for the year ended March 31, 1999, from an operating income of $156,112 for the year ended March 31, 1998. This decline was due to depressed oil prices reducing activity in our trade areas and increased legal costs.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had a working capital deficit of $(877,643) compared to a deficit of $(932,764) at March 31, 1998. The improvement in working capital is primarily due to the reduction of accounts payable enabled by the sale of the gas production property in December 1998.

     During the year ended March 31, 1998, cash generated by operating activities was $467,316 compared to cash generated of $176,020 for the year ended March 31, 1999. The primary reason for the reduction was the decrease in operating activity of the oil field service segment and operating losses of the oil and gas segment.

     Net cash provided by the operation of the oil field services segment was $739,093. Net cash generated by the operation of the environmental technology segment was $74,589. Net cash used by the operation of corporate activities was $(368,701) plus $258,476 of interest expense paid. Net cash used by the operation of the oil and gas segment was $(78,709).

     Cash used in investing activities during the year ended March 31, 1998 was $1,994,948 as compared to $636,565 for the year ended March 31, 1999. The majority of cash used in investing activities for both years was used to develop the coal methane gas production in the Raton Basin in Southeastern Colorado and to replace and upgrade equipment for oil field services. An additional $73,798 was spent in 1998 to pursue financing and lease transactions.

     During the year ended March 31, 1998, the Company received $1,840,521 from the sale of common stock, primarily through exercise of warrants and options and completed refinancing of long-term debt totaling $2,700,000. During the year ended March 31, 1999, the Company received $164,063 from the sale of common stock, primarily through the exercise of warrants and options and increased long and short term borrowings by $708,320.

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

     In October 1996, the Company entered into a five year renewable agreement to lease wastewater treatment facilities in Chanute, Kansas and Cheyenne, Wyoming to an outside party. During August 1998, these properties were abandoned by the outside party and operating responsibility was returned to the Company. Statement of Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", requires that long-lived assets held and used by a company must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on cirumstances at the time of the review. For purposes of assessing impairment under this standard, assets are required to be grouped at the lowest level for which there are separately identifiable cash flows. Based on information available at the time of the abandonment, the Company determined that currently expected future cash flows from the Wyoming facility indicated that an impairment existed. As a result, the Company recorded a non-cash charge of $585,000 which is reflected as a reduction in the net carrying value of property and equipment.

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

     In April 1999, the Company entered into a financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,500,000. These shares are "restricted securities" and are not eligible for resale under Rule 144 until January 2000. Under the agreement, the Company may borrow up to $2,035,950. Borrowings are due April 2000. The Company is obligated to pay back an amount equal to $2,181,250 so long as the Evergreen stock is trading between $17.25 and $22.59 per share. This equates to an approximate 7% effecive interest rate. Should the market price of the Evergreen stock fall below $17.25 per share, the Company will repay the loan at the trading price of the Evergreen stock times the 125,000 collateral shares. If the price exceeds $22.59, the price per share in excess of $22.59 times the 125,000 collateralized shares will be an additional cost.

     Management believes that the resources resulting from the sale of, or borrowing based on, the Evergreen stock will provide sufficient liquidity to meet the Company's working capital needs for the remainder of the fiscal year ended March 31, 2000. The Company is negotiating to acquire property to develop and operate additional gas wells. However, the Company presently has no commitments for material capital expenditures.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Please see pages F-1 through F-22.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

           NAME          AGE            POSITIONS HELD
           ----          ---            --------------

     Stanton E. Ross     37     President, Treasurer and Director

     John C. Garrison    47     Secretary and Director

     Jeffrey L. Dale     37     Director

     George R. Jones     70     Director

     Leroy C. Richie     57     Director

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

     JEFFREY L. DALE. Mr. Dale has been a Director of the Company since February 23, 1998. He is currently Partner and Operations Manager for Verde Oil Company ("Verde"), a privately held, independent oil and gas company. Mr. Dale has been employed by Verde since 1986. Verde, headquartered in San Antonio, Texas, currently operates approximately 500 oil, gas and coalbed methane wells. Mr. Dale has extensive experience in the drilling, completion and operation of wells in the Mid-continent region of the U.S. and Canada.
Mr. Dale received a B.S. Degree in Geology from the University of North Dakota in 1986.

     GEORGE R. JONES. Mr. Jones has been a Director of the Company since June 1, 1999. Since 1986 he has been President of Stroud Oil Properties, Inc. Earlier in his career, Mr. Jones served as Senior Supervisory Geologist with Creole Petroleum, a subsidiary of Exxon Corporation. Stroud Oil Properties, Inc. has extensive waterflood and coalbed methane experience. Recently, Stroud Oil Properties, Inc. served as managing partner and part owner of

Apache Canyon Gas, L.L.C., owner of a large leasehold in the Raton Basin of Colorado producing in excess of 20 million cubic feet of gas per day. Mr. Jones received a BS Degree in Geology from Kansas State University in 1948.

     LEROY C. RICHIE. Mr. Richie has been a Director of the Company since June 1, 1999. He has been President of Capitol Coating Technologies, Inc. since April 1999. From September 1998 to April 1999 he was President of Intrepid World Communications. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for that company's automotive operations from 1986 to 1997. He is currently a member of the Board of Directors of Kerr-McGee Corporation, an Oklahoma City-based energy and chemical company. Before joining Chrysler, he served as Director of the New York office of the Federal Trade Commission. Mr. Richie received a BA Degree from City College of New York in 1970 and a JD Degree from the New York University School of Law in 1973.

     The Company's Directors hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed from office.

     The Company has no nominating committee, but does have an audit committee which presently consists of Jeffrey L. Dale and George R. Jones, and a compensation committee which presently consists of Jeffrey L. Dale and Leroy
C. Richie.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following tables set forth information regarding executive compensation for the Company's President and Chief Executive Officer. No executive officer receivePu d compensation in excess of $100,000 for any of the years ended March 31, 1999, 1998 and 1997:

                          SUMMARY COMPENSATION TABLE
                                                     LONG-TERM COMPENSATION
                                                   --------------------------
                            ANNUAL COMPENSATION        AWARDS         PAYOUTS
                          ----------------------   -----------------  -------
                                                             SECURI-
                                                             TIES
                                                   RE-       UNDERLY-
                                          OTHER    STRICT-   ING                ALL
                                          ANNUAL   ED        OPTIONS           OTHER
NAME AND PRINCIPAL                        COMPEN-  STOCK     /SARs    LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS  SATION   AWARD(S)  (NUMBER) PAYOUTS  SATION
------------------  ----  ------   -----  ------   --------  -------- -------  ------
Stanton E. Ross,    1999  $80,000   -0-   $7,800*   -0-      -0-       -0-      $-0-
 President and      1998  $70,000   -0-   $7,800*   -0-      -0-       -0-      $-0-
 Chief Executive    1997  $60,000   -0-   $7,800*   -0-      37,500    -0-      $-0-
 Officer
-----------------
* Represents an automobile allowance.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                             SECURITIES
                                             UNDERLYING      VALUE OF UNEXER-
                    SHARES                   UNEXERCISED      CISED IN-THE
                   ACQUIRED                   OPTIONS         MONEY OPTIONS/
                      ON                   SARs AT FY-END     SARs AT FY-END
                   EXERCISE     VALUE       EXERCISABLE/      EXERCISABLE/
    NAME           (NUMBER)    REALIZED     UNEXERCISABLE     UNEXERCISABLE
    ----           --------    --------    --------------    ---------------
Stanton E. Ross      -0-         -0-          41,667 / 0         $0 / $0

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

1992 STOCK OPTION PLAN

     In February 1992, the Board of Directors adopted a Stock Option Plan (the "1992 Plan") which was approved by the Company's shareholders in March 1992. The 1992 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and consultants to the Company. The Board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of the Company. Vesting provisions are determined by the Board at the time options are granted. The total number of shares of Common Stock subject to options under the 1992 Plan may not exceed 208,333 subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash. The Board of Directors may amend the 1992 Plan at any time, provided that the Board may not amend the 1992 Plan to materially increase the benefits accruing to participants under the 1992 Plan, or materially change the eligible classes of participants without shareholder approval.

     In April 1995, the Board of Directors granted Incentive Stock Options to John C. Garrison, Secretary and Director of the Company, to purchase 25,000 shares at $8.00 per share. The options vested as to 6,250 shares on July 15, 1995; 6,250 shares on October 24, 1995; 6,250 shares on April 24, 1996; and 6,250 shares upon certain events, which have now occurred. The options expire five years from the date of vesting.

     In August 1995, the Board of Directors granted Non-Qualified Stock Options to Don W. Appleby, a Director of the Company and former President of the Company's IRD subsidiary, to purchase up to 25,000 shares of Common Stock at $8.00 per share. The options vested as to 3,125 shares immediately and as to an additional 3,125 shares every three months after the date of grant. The options expire five years from the date of grant.

     In November 1996, the Board of Directors granted stock options to Don Appleby and John Garrison to each purchase 25,000 shares of common stock at a price of $3.72 per share. These options were fully vested and were exercised during the year.

     In January 1997, the Board of Directors granted stock options to Stanton Ross, Don Appleby and John Garrison to purchase up to 37,500, 6,250 and 6,250 shares, respectively, of common stock at $5.24 per share. The options for Mr. Ross vested immediately and the options for Messrs. Appleby and Garrison vested at a rate of 25% each quarter from the date of grant and expire five years from the date of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 1, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually and all Directors and Officers of the Company as a group. Each person listed holds sole voting and investment power with respect to the shares shown, except as noted.

NAME AND ADDRESS OF           AMOUNT AND NATURE OF         PERCENT
 BENEFICIAL OWNER             BENEFICIAL OWNERSHIP        OF CLASS
-------------------           ---------------------        --------

Stanton E. Ross                   450,821 (1)              15.1%
211 West 14th Street
Chanute, KS 66720

John C. Garrison                   32,500 (2)               1.1%
7211 High Drive
Prairie Village, KS 66208

Jeffrey L. Dale                       375                   --
1027 West 5th
Chanute, KS 66720

George R. Jones                    23,500                   0.8%
200 East 1st St., Suite 100
Wichita, KS 67202

Leroy C. Richie                     5,000                   0.2%
585 Shirley Road
Birmingham, MI 48009

All Directors and                 507,196                  16.8%
Executive Officers as
a Group (5 persons)
---------------------

(1) Includes 41,667 shares which may be purchased within 60 days under stock options held by Mr. Ross.

(2) Includes 31,250 shares which may be purchased within 60 days under stock options held by Mr. Garrison.

     There are no known agreements, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Stanton E. Ross, President, Treasurer and a Director of the Company, made loans to the Company to provide working capital which, as of March 31, 1997, totaled $309,968. These loans were repaid in conjunction with the Company's refinancing of its loans in February 1998.

     On May 31, 1995, the Company closed on a Loan Agreement with Seymour, Inc. ("Seymour") pursuant to which Seymour loaned the Company $2,500,000 to be repaid over three years in accordance with the terms of a promissory note. The promissory note required interest only payments for the first six months of the loan. Commencing January 1, 1996, and for the following thirty (30) months, the Company must pay $41,503 per month assuming a 10% interest rate. All unpaid principal and interest will be due on June 1, 1998, and this amount is expected to be approximately $1,825,100. The promissory note was secured by certain property, equipment and machinery described in the Security Agreement. This loan was repaid on February 6, 1998.

     In connection with the loan financing, the Company issued to Seymour warrants to purchase up to 312,500 shares of the Company's common stock at an exercise price of $8.00 per share. The warrants expire 90 days after the payment of all principal and interest on the promissory note. As a result of its ownership of the warrants, Seymour is deemed to be a principal shareholder
of the Company.   Don W. Appleby, who became a Director of the Company and a
President of a subsidiary of the Company in August 1995, was President of Seymour until 1997. These warrants expired unexercised on May 6, 1998.

     On February 6, 1998, the Company's CIS subsidiary obtained credit facility for a total of $4,000,000. This facility provided $2,700,000 of immediate equipment financing which will be amortized at a rate of $45,000 per month until maturity at February 6, 2001. In addition, the facility provides $1,000,000 available for additional equipment purchases and a revolving credit line based on 80% of current accounts receivable. Interest is payable monthly at a rate of prime plus 2%. This facility is secured by substantially all oilfield service equipment and other assets of the CIS subsidiary. Further security is provided by the personal guaranty of Stanton E. Ross, the Company's President, of up to $1,000,000, which guaranty is secured by the pledge of 100,000 shares of the Company's Common Stock held by Mr. Ross.

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

 10.3     Employment Agreement           Incorporated by reference to
          with Stanton E. Ross           Exhibit No. 10.4 to the Registrant's
                                         Annual Report on Form 10-K for the
                                         fiscal year ended March 31, 1992
                                         (File No. 33-17416-D)

 10.4     Asset Purchase Agreement       Incorporated by reference to
          dated January 7, 1994,         Exhibit No. 2 to the Registrant's
          among Infinity, Inc., Con-     Current Report on Form 8-K dated
          solidated Industrial Ser-      January 21, 1994
          vices, Inc., Consolidated
          Oil Well Services,
          Inc. and Edsel E. Noland

 10.5     Operating Lease with Great     Incorporated by reference to
          Plains Environmental, Inc.     Exhibit 10.17 to Registrant's
                                         Annual Report on Form 10-K
                                         for the fiscal year ended
                                         March 31, 1997

 10.6     Purchase and Sale Agreement    Incorporated by reference to
          dated January 12, 1999,        Exhibit 10.1 to Registrant's
          between Evergreen Resources,   Current Report on Form 8-K
          Inc. and CIS Oil & Gas, Inc.   dated January 13, 1999

 21       Subsidiaries of Registrant     Incorporated by reference to
                                         Exhibit 10.17 to Registrant's
                                         Annual Report on Form 10-K
                                         for the fiscal year ended
                                         March 31, 1997

 22.1     Consent of Mayer Hoffman       Filed herewith electronically
          McCann L.C.

 22.2     Consent of Sartain             Filed herewith electronically
          Fischbein & Co.

 27       Financial Data Schedule        Filed herewith electronically

     (b) REPORTS ON FORM 8-K. The Company filed a Report on Form 8-K dated January 13, 1999 reporting information under Item 2-Acquisition or Disposition of Assets and Item 7-Financial Statements, Pro Forma Financial Information and Exhibits concerning the sale of the Company's gas properties to Evergreen Resources, Inc.

                          INFINITY, INC. AND SUBSIDIARIES
                                 TABLE OF CONTENTS

                                                                   Page

Independent Auditors' Report ..................................    F-2

Independent Auditors' Report ..................................    F-3

Financial Statements:

  Consolidated Balance Sheet - March 31, 1999 .................    F-4

  Consolidated Statements of Income -
  Years Ended March 31, 1999 and 1998 .........................    F-5

  Consolidated Statements Changes in Stockholders' Equity -
  Years Ended March 31, 1999 and 1998 .........................    F-6

  Consolidated Statements of Cash Flows -
  Years Ended March 31, 1999 and 1998 .........................  F-7-F-8

  Notes To Consolidated Financial Statements ..................  F-9-F-22

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Infinity, Inc.


We have audited the consolidated balance sheet of Infinity, Inc. and Subsidiaries as of March 31, 1999 and the consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity, Inc. and Subsidiaries, as of March 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




                             /s/ Sartain Fischbein & Co.

May 26, 1999
Tulsa, Oklahoma

                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors

Infinity, Inc.


We have audited the consolidated statements of income, changes in stockholders' equity and cash flows for the year ended March 31, 1998 of Infinity, Inc. and Subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Infinity, Inc. and Subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended March 31, 1998 in conformity with generally accepted accounting principles.



                                   /s/ Mayer Hoffman McCann L.C.
                                   MAYER HOFFMAN McCANN L.C.


Kansas City, Missouri
May 1, 1998

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 1999


ASSETS

Current Assets
     Cash                                                $    35,474
     Accounts receivable, less allowance for doubtful
          accounts of $11,121                                548,756
     Inventories                                             144,094
     Other current assets                                    110,356
                                                         -----------
Total Current Assets                                         838,680

Property and equipment, at cost, less
     accumulated depreciation                              3,281,310
Investment securities                                      9,000,000
Other assets                                                 136,543
                                                         -----------
TOTAL ASSETS                                             $13,256,533
                                                         ===========

LIABILITIES

Current Liabilities
     Note payable                                        $   300,000
     Current portion of long-term obligations                610,419
     Accounts payable                                        518,650
     Accrued expenses                                        287,254
                                                         -----------
Total Current Liabilities                                  1,716,323

Long-Term Obligations, less current portion                2,040,597
                                                         -----------
TOTAL LIABILITIES                                          3,756,920
                                                         -----------
STOCKHOLDERS' EQUITY

Common stock, par value $.0001; authorized 300,000,000
     shares, issued and outstanding 2,953,011 shares             295
Additional paid-in-capital                                10,478,630
Accumulated other comprehensive income:
     Unrealized gain on securities available for sale,
     net of deferred income taxes of $516,375              1,002,375
Accumulated deficit                                       (1,981,687)
                                                         -----------
TOTAL STOCKHOLDERS' EQUITY                                 9,499,613
                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $13,256,533
                                                         ===========




The accompanying notes are an integral part of the consolidated financial statements.

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31,                                 1999           1998
                                                      ----           ----

Net Sales                                          $4,852,204     $4,805,506

Cost of Sales                                       3,012,050      2,645,014
                                                   ----------     ----------
Gross Profit                                        1,840,154      2,160,492

Operating Expenses                                  2,237,482      2,004,380
                                                   ----------     ----------
Operating Income (Loss)                              (397,328)       156,112
                                                   ----------     ----------
Other Income (Expense)
     Interest income and other                         37,599         98,018
     Interest expense                                (258,476)      (164,162)
     Gain on sale of oil and gas properties         3,044,094              -
     Impairment of water treatment facility assets   (585,000)             -
                                                   ----------     ----------
Total Other Income (Expense)                        2,238,217        (66,144)
                                                   ----------     ----------
Income Before Income Taxes                          1,840,889         89,968

Income Tax Benefit                                    516,375              -
                                                   ----------     ----------
Net Income                                         $2,357,264     $   89,968
                                                   ==========     ==========
Basic and Diluted Earnings Per Share               $     0.81     $     0.03
                                                   ==========     ==========
























The accompanying notes are an integral part of the consolidated financial statements.

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1999 AND 1998

                                                                   Accumulated
                       Common Stock                                         Other
                    -----------------  Additional                Compre-    Compre-      Total
                    Shares             Paid-in     Accumulated   hensive    hensive      Stockholders'
                    Issued     Amount  Capital     Deficit       Income     Income       Equity
                    ---------  ------  ----------  -----------   ---------- -----------  -------------
Balance,
 March 31, 1997     2,465,209   $247  $ 7,928,594  $(4,428,919)                       -   $3,499,922

Issuance of common
stock for cash        363,218     36    1,840,485            -                        -    1,840,521

Comprehensive income

 Net income                 -      -            -       89,968   $   89,968           -       89,968

 Other comprehensive
 income                     -      -            -            -            -           -            -
                                                                 ----------
 Comprehensive
 income                                                          $   89,968
                    ---------   ----  -----------  -----------   ==========  ----------   ----------
Balance,
 March 31, 1998     2,828,427    283    9,769,079   (4,338,951)                       -    5,430,411

Issuance of common
stock for cash         43,751      4      164,059            -                        -      164,063

Stock issued for
investment in oil
and gas properties
and services,
recorded at market
value                  80,833      8      545,492            -                        -      545,500

Comprehensive income

 Net income                 -      -            -    2,357,264   $2,357,264           -    2,357,264

 Other comprehensive
 income; unrealized
 holding gains on
 securities during
 period, net of
 income taxes of
 $516,375 in 1999           -      -            -            -    1,002,375   1,002,375    1,002,375
                                                                 ----------
 Comprehensive
 income                                                          $3,359,639
                    ---------   ----  -----------  -----------   ==========  ----------   ----------
Balance,
  March 31, 1999    2,953,011   $295  $10,478,630  $(1,981,687)              $1,002,375   $9,499,613
                    =========   ====  ===========  ===========               ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31,                                    1999        1998
                                                         ----        ----
Cash Flows From Operating Activities
  Net income                                          $2,357,264   $  89,968
  Adjustments to reconcile net income to net
    cash provided by operating activities
       Depreciation                                      602,619     638,863
       Amortization                                       97,471      85,425
       Depletion                                          44,448      49,099
       Gain on sale of oil and gas properties         (3,044,094)          -
       Impairment of water facility                      585,000           -
       Deferred income taxes                            (516,375)          -
       Decrease (increase) in assets:
            Accounts receivable                         (267,426)    118,944
            Inventories                                   44,482       9,155
            Other current assets                         (36,098)    (56,038)
       Increase (decrease) in liabilities:
            Accounts payable                             348,670    (263,973)
            Accrued expenses                              50,059     (66,191)
            Deferred revenue                             (90,000)   (137,936)
                                                      ----------   ---------
Net Cash Provided by Operating Activities                176,020     467,316
                                                      ----------   ---------
Cash Flows From Investing Activities
  Investment in property and equipment and intangibles  (427,546)   (441,494)
  Proceeds from sale of oil and gas properties           250,000           -
  Investment in oil and gas properties                  (459,019) (1,553,454)
                                                      ----------   ---------
Net Cash Used in Investing Activities                   (636,565) (1,994,948)
                                                      ----------   ---------
Cash Flows From Financing Activities
  Repayment of related party note payable                      -    (309,968)
  Proceeds from issuance of common stock                 164,063   1,840,521
  Net change in short-term borrowings                    300,000    (284,000)
  Proceeds from long-term obligations                    408,320   3,340,837
  Repayment of long-term obligations                    (614,499) (2,874,348)
                                                      ----------   ---------
Net Cash Provided by Financing Activities                257,884   1,713,042
                                                      ----------   ---------
Net Increase (Decrease) in Cash                         (202,661)    185,410

Cash, beginning of year                                  238,135      52,725
                                                      ----------   ---------
Cash, end of year                                     $   35,474  $  238,135
                                                      ==========  ==========








The accompanying notes are an integral part of the consolidated financial statements.

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED MARCH 31,                                   1999       1998
                                                        ----       ----
SUPPLEMENTAL CASH FLOW DISCLOSURES

  Cash paid for interest, net of amounts
     capitalized                                      $258,476    $255,005
                                                      ========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES
  Seller financed notes payable issued in
     exchange for property and equipment              $      -    $118,651
                                                      ========    ========
  Investment in oil and gas properties through
     transfer of equity investment in
     unconsolidated subsidiary                        $      -    $ 82,545
                                                      ========    ========
  Investment in oil and gas properties
     acquired with long-term obligations              $      -    $296,131
                                                      ========    ========
  Investment in oil and gas properties and services
     performed in exchange for the issuance of common
     stock                                            $545,500    $      -
                                                      ========    ========

     During the year ended March 31, 1999, the Company sold its investment in oil and gas properties for stock, cash and assumptions of debt. The transaction was as follows:

  Basis of oil and gas properties sold                   $5,487,839
                                                         ----------
  Sales Proceeds:
     Cash proceeds                                          250,000
     Assumptions of debt                                    800,683
     Investment securities received at fair value         7,481,250
                                                         ----------
  Total Sales Proceeds                                    8,531,933
                                                         ----------
  Gain on sale                                           $3,044,094
                                                         ==========















The accompanying notes are an integral part of the consolidated financial statements.

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES

Nature of Operations - The Company and its subsidiaries are engaged in providing oil and gas production enhancement services and oil and gas exploration, development and production activities, and waste water treatment. The consolidated financial statements include the accounts of Infinity, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Management Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported accounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories - Inventories, consisting primarily of cement mix, sand, fuel and chemicals, are stated at the lower of cost or market. Cost has been determined on the first-in, first-out method.

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES (CONTINUED)

Property and Equipment - Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

     Assets                                Useful Lives
     ------                                ------------

     Site improvements                         15 years
     Machinery, equipment and vehicles     5 - 10 years
     Office furniture and equipment        5 - 10 years

Impairment of Long-lived Assets - Long-lived assets to be held and used in the Company's business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets. As a result of the Company's review of long-lived assets in August 1998, a $585,000 impairment to the water treatment facility assets was recorded.

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

Investment Securities - Investment securities that are held for short-term resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses on securities available-for-sale are reported as a component of comprehensive income, net of applicable income taxes.

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES (CONTINUED)

Income Taxes - Income taxes are provided for the tax effects of the transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax and financial basis of available-for-sale securities, property and equipment and other assets, and net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Reclassifications of Prior Year Amounts

Certain reclassifications have been made to the balances for the year ended March 31, 1998 to make them comparable to those presented for the year ended March 31, 1999, none of which change the previously reported net income or total assets.

(2)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

     Cost:
     Site cost improvements                $ 1,518,159
     Machinery, equipment and vehicles       4,579,232
     Office furniture and equipment            129,447
                                           -----------
     Total cost                              6,226,838

     Less accumulated depreciation          (2,945,528)
                                           -----------
     Net property and equipment            $ 3,281,310
                                           ===========

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(3)  OIL AND GAS PROPERTIES

During the year ended March 31, 1999, the Company sold their entire investment in oil and gas properties for cash, 450,000 shares of marketable equity securities with a fair value of $7,481,250, and assumption of debt. The following is a summary of the transaction:

     Basis of oil and gas properties                          $5,487,839
                                                              ----------
     Sales Proceeds:
          Cash proceeds                                          250,000
          Assumptions of debt                                    800,683
          Stock at fair value                                  7,481,250
                                                              ----------
     Total Sales Proceeds                                      8,531,933
                                                              ----------
     Gain on sale of investment in oil and gas properties     $3,044,094
                                                              ==========

During the year ended March 31, 1999, the Company paid a $30,000 deposit on an option to buy oil and gas properties, which is included in other assets. The option expires August 1, 1999.

Prior to the sale, the Company had followed the full cost method of accounting for oil and gas properties. Amortization had been provided on the unit-of-production method. The Company had capitalized interest on expenditures made in connection with exploration and development projects that were not subject to current amortization. Total interest incurred for the year ended March 31, 1998 was $283,189, of which $119,027 had been capitalized.

(4)  INVESTMENT SECURITIES

Investment securities, which are considered available-for-sale, are as follows:

     Marketable equity securities, at cost          $7,481,250
     Unrealized holding gain                         1,518,750
                                                    ----------
                                                    $9,000,000
                                                    ==========

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(5)  NOTE PAYABLE

Note payable consists of a 1% above prime rate note payable to a bank, with interest payable monthly, and outstanding principal and interest due August 1999; collateralized by investment securities with a fair market value of $3,000,000 at March 31, 1999, assets of the Company's water treatment division, and guaranteed by an officer of the Company.

(6)  LONG-TERM OBLIGATIONS

Long term obligations consist of the following:

Term note; payable in monthly principal installments of $45,000 plus interest of 2% above prime until maturity, February 2001;
collateralized by substantially all of the assets of the
oilfield service division and is partially guaranteed by an
officer of the Company.  In connection with the loan agreement, the Company issued a three-year warrant to the lender to purchase up to 37,500 shares of the Company's common stock at $10.00 per share.  Additionally, the lender has made available a $1,000,000
credit facility for future equipment purchases.                    $2,115,000

Various fixed rate notes collateralized by vehicles and
equipment with interest rates ranging from 8.75% to 15.5%;
payable in monthly installments of principal and interest,
with final payments due between January 2001 and January 2004.        292,216

Revolving credit note collateralized by eligible accounts
receivable, equipment and capital expenditures.  Interest is payable monthly at 2% above prime, with principal due February
2001.                                                                 243,800
                                                                   ----------
Total long-term obligations                                         2,651,016

Less current portion                                                  610,419
                                                                   ----------
Non-current portion                                                $2,040,597
                                                                   ==========

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(6) LONG-TERM OBLIGATIONS (CONTINUED)

Maturities of long-term obligations are as follows:

     Years Ending March 31,
     ----------------------
          2000                     $  610,419
          2001                      1,890,967
          2002                         58,604
          2003                         57,613
          2004                         33,413
                                   ----------
     Total long-term debt          $2,651,016
                                   ==========


(7)  OPERATING LEASES

The Company leases operating facilities under operating leases. The future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

     Years Ending March 31,            Total
     ----------------------           -------
          2000                        $42,000
          2001                         35,000
                                      -------
          Total                       $77,000
                                      =======

The operating lease for certain real estate provides the Company with the option to extend the lease for a five-year period and to purchase the leased properties for approximately $496,000 during the lease term.

Total rent expense for all operating leases was approximately $72,000 and $66,000 for the years ended March 31, 1999 and 1998, respectively.

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(8)  COMMON STOCK

Reverse Stock Split - During the year ended March 31, 1999, the Company effected a 1.4 reverse stock split. All references in the accompanying consolidated financial statements to the number of shares and per share amounts for all periods presented have been restated to reflect the reverse stock split.

Warrants - The Company, in conjunction with a public stock offering, issued Class A, Class B and underwriter warrants to purchase 212,959 shares of common stock. Under the term of the warrant agreements, the Class A warrants are subject to redemption by the Company, upon thirty days notice, at a price of $.04 per warrant. The Class B warrants are subject to redemption by the Company, upon thirty days notice, at a price of $.08 per warrant. During the year ended March 31, 1998, 99,600 Class A and underwriter warrants were exercised and 11,959 expired. Additionally, 208 Class B warrants were exercised. The remaining Class B warrants expire on September 30, 1999.

The Company issued warrants to purchase 225,000 shares of Infinity common stock during the year ended March 31, 1997 (1997 warrants). During the years ended March 31, 1999 and 1998, 37,500 and 175,000 warrants were exercised, respectively. The remaining warrants expire August 1, 2001

During the year ended March 31, 1998, in conjunction with a 1998 financing, the Company issued warrants to purchase 37,500 shares of Infinity common stock. The warrants expire on December 15, 2000.

During the year ended March 31, 1999, 312,500 warrants expired. These warrants were originally issued in conjunction with a 1995 10% financing.

Options - In 1992, the Company adopted a stock option plan containing both incentive and nonstatutory stock options. All options allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant. The option price under the incentive stock option provisions of the plan, if the optionee owns more than 10% of the total combined voting power of all classes of the Company's stock, will not be less than 110% of the fair market value of such stock at the date of grant.
Options granted under the plan become exercisable immediately or as directed by the Board of Directors and generally expire ten years after the date of grant, unless the employee owns more than 10% of the total combined voting power of all classes of the Company's stock, in which case they must be exercised within five years of the date of grant. Pursuant to the plan, an aggregate of 208,333 shares of common stock are available for issuance upon the exercise of such options. At March 31, 1999, options to purchase 1,248 shares were available for grant under the plan.

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(8)  COMMON STOCK (CONTINUED)

A summary of stock option and warrant activity is as follows:

                                               Option/Warrant    Weighted
                                 Number of         Price       Average Price
                                  Shares         Per Share       Per Share
                                 ---------     --------------  -------------

Outstanding, March 31, 1997       1,182,560       $2.40-$15.36    $7.33

Granted                             146,000        9.52-10.00      9.88
Canceled or expired                 (14,059)       3.40-5.76       5.40
Exercised                          (275,708)       3.40-12.00      4.86
                                  ---------       ------------    -----
Outstanding, March 31, 1998       1,038,793        2.40-15.36      8.15

Granted                                   -                 -         -
Canceled or
 forfeited                         (383,500)       8.00-10.00      8.37
Exercised                           (43,750)       3.52-5.24       3.77
                                  ---------       ------------    -----
Outstanding,
 March 31, 1999                     611,543       $2.40-$15.36*   $8.26
                                  =========       ============    =====

* In May 1999, the exercise price of 175,000 options was reduced from $8.00 per share to 3.00 per share.

                              Weighted
                              Average      Weighted                  Weighted
Range of      Number          Remaining    Average   Number          Average
Exercise      Outstanding at  Contractual  Exercise  Exercisable at  Exercise
Prices        March 31, 1999  Life         Price     March 31, 1999  Price
--------      --------------  -----------  --------  --------------  --------

$2.40-$12.00    207,465       1 Year       $9.67      207,465         $9.67
 3.40-15.36     342,843       2 Years       8.12      342,843          8.12
 3.52-15.36      61,235       3 Years       4.89       57,485          4.89
                -------                               -------
                611,543                               607,793
                =======                               =======

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation costs for the Company's plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(8)  COMMON STOCK (CONTINUED)

Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been $(92,878) and $(0.03) for the year ended March 31, 1998. As no options or warrants were granted during the year ended March 31, 1999, there is no effect on net income or earnings per share.

For options granted during the year ended March 31, 1998, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company's plan was based on a weighted average risk-free interest rate of 5.68%, expected option life of 3.99 years, expected volatility of 34.00% and no expected dividend yield.

Stock issued - During the year ended March 31, 1999, the Company issued 80,833 share of common stock in conjunction with the perfection of an interest in oil and gas properties and consulting services at a fair value of $6.75 per share. The resulting $545,500 was capitalized into oil and gas properties.

(9)  INCOME TAXES

The provision for income taxes for the years ended March 31, 1999 and 1998 consists of the following:

                                                          1999         1998
                                                       ----------    --------
   Current income tax expense, net of benefit
     from net operating losses of $1,600,000 in 1999   $        -    $      -
   Deferred income tax expense                            629,478      42,987
   Change in deferred tax asset valuation
     allowance                                         (1,145,853)    (42,987)
                                                       ----------    --------
   Total income tax expense (benefit)                  $ (516,375)   $     -
                                                       ==========    ========

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                                         1999     1998
                                                         ----     ----
   Federal income tax rate                                34%      34%
   Net operating losses                                    -      (34)
   Change in valuation allowance                         (62)       -
                                                         ---      ---
   Effective tax rate                                    (28%)      -%
                                                         ===      ===

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(9)  INCOME TAXES (CONTINUED)

The significant temporary differences and carryforwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances as of March 31, 1999 are as follows:

  Deferred tax assets:
  Accruals and impairment                                   $    224,000
  Net operating loss carryforward                              1,200,000
  Other                                                            4,000
                                                            ------------
  Gross deferred tax assets                                    1,428,000
                                                            ------------
  Deferred tax liabilities:
  Property and equipment                                        (581,000)
  Unrealized holding gains on available for sale securities     (516,000)
                                                            ------------
  Gross deferred tax liabilities                              (1,097,000)
                                                            ------------
  Deferred tax asset valuation allowance                        (331,000)
                                                            ------------
  Net deferred taxes                                        $          -
                                                            ============

No deferred income tax assets have been recognized in the accompanying consolidated financial statements due to uncertainties in connection with the realization of the potential tax benefits associated with remaining net operating loss carryforwards.

For income tax purposes, the Company has approximately $3,500,000 of net operating loss tax carryforwards expiring in various years through 2013.

The availability of the net operating loss carryforwards for Federal income tax purposes may be limited pursuant to provisions of the Internal Revenue Code as amended by the Tax Reform Art of 1986. The potential limitation is dependent on changes in stock ownership while a net operating loss exists, the fair market value of the Company's stock at the date of stock ownership changes and certain other factors.

(10)  RETIREMENT PLAN

The Company has a 401(k) plan covering substantially all of the employees of the oil and gas production enhancement service division. There were no Company contributions made to the plan during the years ended March 31, 1999 and 1998.

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(11)  INDUSTRY SEGMENTS

The Company reports segment information in accordance with Financial Accounting Standards Board Statement No. 131. This Statement, which is effective for periods beginning after December 15, 1997, requires disclosure of information related to certain operating segments of the Company and also requires restatement of segment information for prior periods.

The Company's operations have been classified into three industry segments:
(i) Oil Field Services which includes operations in Kansas, Oklahoma and Colorado directed at maintaining and enhancing production obtained from oil and gas wells; (ii) Oil and Gas Production which includes exploration, development and production of oil and gas reserves in Colorado; and (iii) Environmental Services which includes development and application of wastewater treatment technologies and disposal of solid waste byproducts. Operations are conducted primarily in Wyoming and Kansas. Separate management of each segment is required because each business unit is subject to different marketing, labor force and asset utilization strategies. Operating income
(loss) represents net sales less direct costs and operating expenses before interest and finance charges. Identifiable assets consist of assets specifically used in the operations of each industry segment. Information concerning the Company's industry segments in fiscal 1999 and 1998 is as follows:

                                       Environ-
            Oil Field    Oil & Gas     mental
            Services     Production    Services     Corporate  Consolidated
            ---------    ----------    --------     ---------  ------------
Net Sales:
1999        $4,291,226   $   171,316   $  389,662   $       -   $4,852,204
1998         4,411,131       299,375       95,000           -    4,805,506

Depreciation,
 Amortization
 and Depletion:
  1999         578,742        48,054      113,342       4,400      744,538
  1998         543,570        49,099      168,629      12,089      773,387

Operating Income
 (Loss):
  1999         160,351      (126,763)     (57,815)   (373,101)    (397,328)
  1998         742,044      (205,744)    (120,819)   (259,369)     156,112

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(11)  INDUSTRY SEGMENTS (CONTINUED)

                                       Environ-
            Oil Field    Oil & Gas     mental
            Services     Production    Technology   Corporate  Consolidated
            ---------    ----------    -----------  ---------  ------------
Identifiable
Assets, Net:
  1999      4,040,302             -      100,549    9,115,682   13,256,533
  1998      3,891,463     4,553,579      913,925      226,498    9,585,465

Capital
Expenditures:
  1999        427,546       459,019            -            -      886,565
  1998        484,449     1,896,291            -        2,000    2,382,740


(12)  SIGNIFICANT CUSTOMERS

During the year ended March 31, 1999, the Company had sales to an unrelated third party of approximately $1,141,000, representing approximately 24% of net sales. During the year ended March 31, 1998, the Company had sales to a different unrelated third party of approximately $501,000, representing approximately 10% of net sales. Receivables outstanding from these sales were approximately $90,000 at March 31, 1999.

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following assumptions were used in estimating the fair value of the Company's financial instruments.

The carrying amount of the Company's cash balances represent fair value as of March 31, 1999. The fair value of the Company's long-term debt is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. However, the estimated fair value was not materially different from the carrying amount at March 31, 1999.

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(14)  EARNINGS PER SHARE

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

                                                  Weighted Average
                                        Income     Common Shares   Earnings
                                       Numerator    Denominator    Per Share
                                       ---------  ---------------- ---------
Basic earnings per share (1999):
 Income available to common
   stockholders                         $2,357,264     2,919,098     $0.81
                                        ==========     =========     =====

All dilutive potential common shares are antidilutive in the year ended March 31, 1999.

Basic earnings per share (1998):
  Income available to common
  stockholders                          $   89,968     2,628,574     $0.03
                                                                     =====
Plus: Impact of assumed conversions
  of warrants and options                        -       232,345
                                        ----------     ---------
Diluted earnings per share:
  Income available to common
    shareholders after assumed
    conversions of dilutive securities  $   89,968     2,860,919     $0.03
                                        ==========     =========     =====

For the year ended March 31, 1998, dilutive potential common shares of 212,667 were not included in the computation of diluted earnings per share because their effect was antidilutive.

(15)  LITIGATION

The Company is involved in several legal matters which have arisen during the normal course of the Company's business, wherein the outcome is not readily determinable. Management has accrued estimates for these matters and feels that additional losses, if any, from such matters would not have a material impact on the Company's consolidated financial statements.

INFINITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 1999 AND 1998


(16)  SUBSEQUENT EVENT

In April 1999, the Company entered into a financing agreement, collateralized by marketable equity securities with a fair value of $2,500,000. Under the agreement, the Company may borrow up to $2,035,950. Borrowings are due April 2000. The Company is obligated to pay back an amount equal to $2,181,250 so long as the collateralized marketable equity securities are trading between $17.25 and $22.59 per share. This equates to an approximate 7% effective interest rate. Should the marketable equity securities price fall below $17.25, the Company will repay the loan at the collateral's trading price times the 125,000 collateral shares. If the price exceeds $22.59, the price per share in excess of $22.59 times the 125,000 collateralized shares will be an additional cost.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INFINITY, INC.



Dated:  6-18-99                     By:/s/ Stanton E. Ross
                                       Stanton E. Ross, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
          ---------                      --------                  ----



/s/ Stanton E. Ross                 President, Treasurer,      6-18-99
Stanton E. Ross                     (Principal Financial
                                    Officer) and Director



/s/ J.C. Garrison                   Secretary (Principal       6-17-99
John C. Garrison                    Accounting Officer)
                                    and Director



/s/ Jeffrey L. Dale                 Director                   6-17-99
Jeffrey L. Dale



/s/ George R. Jones                 Director                   6-17-99
George R. Jones



/s/ Leroy C. Richie                 Director                   6-18-99
Leroy C. Richie