Form 10QSB
period 1999-06-30
INFINITY INC
filed 1999-08-13
CIK 822746

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                 FORM 10-QSB


X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 1999.

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

                         X Yes         ---- No


There were 2,957,911 shares of the Registrant's Common Stock outstanding as of July 28, 1999.

                                 INFINITY, INC.


                                  FORM 10-QSB

                                     INDEX


Part I    Financial Information                             Page Number

Item 1.   Financial Information:

            Condensed Consolidated Balance Sheets.........       3

            Condensed Consolidated Statements
            of Operations.................................       4

            Condensed Consolidated Statements of Cash
            Flows.........................................       5

            Notes to Consolidated Financial Statements....       6


Item 2.   Management's Discussion and Analysis
          or Plan of Operations...........................       7


Part II:  Other Information...............................       9

                      INFINITY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

               ASSETS
                                          June 30, 1999     March 31, 1999
                                          -------------     --------------
CURRENT ASSETS
   Cash                                    $ 1,142,996        $    35,474
   Accounts Receivable, less allowance
    for doubtful accounts                      318,700            548,756
   Inventories                                 138,926            144,094
   Prepaid Expenses                             80,830            110,356
                                           -----------        -----------
     TOTAL CURRENT ASSETS                    1,681,452            838,680

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation                   3,285,430          3,281,310
INTANGIBLE ASSETS, at cost, less
  accumulated amortization                     126,713            136,543
INVESTMENT SECURITIES                       11,334,375          9,000,000
                                           -----------        -----------
     TOTAL ASSETS                           16,427,970         13,256,533

               LIABILITIES

CURRENT LIABILITIES
   Accounts Payable                            293,171            518,650
   Accrued Expenses                            309,593            287,254
   Notes payable                             2,083,104            300,000
   Current portion of long-term debt           616,173            610,419
                                           -----------        -----------
     TOTAL CURRENT LIABILITIES               3,302,041          1,716,323

LONG-TERM LIABILITIES
   Long-term debt, less current portion
    above                                    1,791,972          2,040,597
                                           -----------        -----------
     TOTAL LIABILITIES                       5,094,013          3,756,920

          STOCKHOLDERS' EQUITY

CAPITAL CONTRIBUTED
   Common stock, par value $.0001,
    authorized 300,000,000 shares, issued
    and outstanding 2,957,911 shares;
    2,953,011 shares                               295                295
  Additional paid-in-capital                10,467,182         10,478,630
                                           -----------        -----------
     TOTAL CAPITAL CONTRIBUTED              10,467,477         10,478,925
Accumulated Other Comprehensive Income       2,543,062          1,002,375
RETAINED EARNINGS (DEFICIT)                 (1,676,582)        (1,981,687)
                                           -----------        -----------
     TOTAL STOCKHOLDERS' EQUITY             11,333,957          9,499,613
                                           -----------        -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                               $16,427,970        $13,256,533
                                           ===========        ===========

The consolidated balance sheet at March 31, 1999 has been derived from the audited consolidated financial statements at that date.

See Notes to Consolidated Financial Statements.

                      INFINITY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended June 30,
                                              1999               1998
                                           -----------        -----------

NET SALES                                  $   735,625        $ 1,328,427

COST OF GOODS SOLD                             482,958            853,622
                                           -----------        -----------

     GROSS PROFIT                              252,667            474,805

OPERATING EXPENSES                             642,827            499,734
                                           -----------        -----------

     OPERATING INCOME (LOSS)                  (390,160)           (24,929)

OTHER INCOME (EXPENSE)
   Interest Income and other                    12,203                337
   Interest Expense                           (120,332)           (66,813)
   Rent and Other Income                         9,706             22,000
                                           -----------        -----------
     TOTAL OTHER INCOME (EXPENSE)              (98,423)           (44,476)
                                           -----------        -----------
     NET INCOME (LOSS) before income
      taxes                                   (488,583)           (69,405)

INCOME TAX BENEFIT                             793,688                  -
                                           -----------        -----------
     NET INCOME (LOSS)                     $   305,105        $   (69,405)
                                           -----------        -----------

     NET INCOME (LOSS) PER COMMON SHARE    $      0.10        $     (0.02)
                                           -----------        -----------

     Weighted Average Basic and Diluted
      Shares Outstanding                     2,954,788          2,849,228
                                           ===========        ===========




















See Notes to Consolidated Financial Statements.

                      INFINITY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Three Months Ended June 30,
                                              1999               1998
                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                        $   305,105        $   (69,405)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities
    Depreciation and amortization              159,248            210,141
    Deferred income taxes                     (793,688)                 -
    (Increase) decrease in operating assets
      Accounts Receivable                      230,056           (164,994)
      Inventories                                5,168             16,779
      Prepaid Expenses                          29,526             21,203
    Increase (decrease) in operating
     liabilities
      Accounts Payable                        (225,479)            51,154
      Accrued Expenses                          22,339             65,320
      Deferred revenue                               -            (30,000)
                                           -----------        -----------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                    (267,725)           100,198
                                           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment          (153,538)           (62,435)
  Investment in oil and gas properties               -           (260,883)
                                           -----------        -----------
     NET CASH USED IN INVESTING
      ACTIVITIES                              (153,538)          (323,318)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable        (300,000)                 -
  Increase in current financing              2,083,104            125,156
  Proceeds from issuance of (repurchase
   of) common stock                            (11,447)           289,062
  Repayment of long-term debt                 (242,872)          (154,650)
                                           -----------        -----------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                             1,528,785            259,568
                                           -----------        -----------

     NET INCREASE IN CASH                    1,107,522             36,448

CASH, BEGINNING OF PERIOD                       35,474            238,135
                                           -----------        -----------

     CASH, END OF PERIOD                   $ 1,142,996        $   274,583
                                           ===========        ===========




See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
            NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB at March 31, 1999.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

(2)  Current Financing

In April 1999, the Company entered into a financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,500,000. These shares are "restricted securities" and are not eligible for resale under Rule 144 until January 2000. Under the agreement, the Company borrowed $2,035,950. Borrowings are due April 2000. The Company is obligated to pay back an amount equal to $2,181,250 so long as the Evergreen stock is trading between $17.25 and $22.59 per share. This equates to an approximate 7% effective interest rate. Should the market price of the Evergreen stock fall below $17.25 per share, the Company will repay the loan at the trading price of the Evergreen stock times the 125,000 collateral shares. If the price exceeds $22.59, the price per share in excess of $22.59 times the 125,000 collateralized shares will be an additional cost.

(3)  Investment Securities

The Company received 450,000 shares of common stock in Evergreen Resources, Inc. as part of the payment for the sale of gas production properties effective December 31, 1998. This asset is carried on the balance sheet as an available for sale security at its current market value. When the transaction was completed the value was approximately $7.5 million, at March 31, 1999, the value was approximately $9.0 million, and at June 30, 1999 the value was approximately $11.3 million. This change in market value, net of income taxes, is reflected in Shareholders' Equity as Accumulated Other Comprehensive Income. Gain or loss on this stock will be reflected in the Statement of Operations when the stock is sold.

Item 2.  Management's Discussion and Analysis or Plan of Operations

         Results of Operations

The oilfield services segment of the Company generated $705,320 in revenues and $463,227 in cost of sales during the three months ended June 30, 1999, compared to $1,256,489 in revenues and $667,336 in cost of sales for the three months ended June 30, 1998. The operating expenses incurred by the oilfield services segment of the Company were $391,836 for the three months ended June 30, 1999 and $386,157 for the three months ended June 30, 1998. Net operating results declined to a loss of ($149,743) for the three months ended June 30, 1999 from a profit of $202,996 for the three months ended June 30, 1998. The reduced results are attributed to the general lack of development and production activity in the oil and gas industry brought on by unfavorable weather conditions and depressed oil prices. Depreciation and amortization expense included in operating expenses for the oilfield services division was $143,307 for the three months ended June 30, 1999 and $145,379 for the three months ended June 30, 1998.

The environmental services segment of the Company generated $30,306 in revenue, $19,731 in cost of sales and $39,246 in operating costs during the three months ended June 30, 1999 and $22,000 in rental income during the three months ended June 30, 1998. These amounts were offset by depreciation and amortization expense of $15,942 and $40,513 for the same respective periods. In October 1996, the Company entered into a five year renewable agreement to lease wastewater treatment facilities in Chanute, Kansas and Cheyenne, Wyoming to an outside party. During August 1998, these properties were abandoned by the outside party and operating responsibility was returned to the Company. As a result of the abandonment, the Company recorded a non-cash charge in August 1998 of $585,000 which reduced the net carrying value of property and equipment. The Company continues to operate and maintain these properties as necessary to comply with applicable regulations.

The oil and gas production segment of the Company recorded revenue of $71,938 and operating expense of $209,189 during the three months ending June 30, 1998, including depreciation and depletion expense of $21,532. The Company's production properties were sold effective December 31, 1998 so this segment of the Company recorded no revenue and only $11,851 in operating expense during the three months ending June 30, 1999. After the sale the Company immediately began and continues to search for appropriate new development opportunities.

Expenses incurred in corporate activities were $199,895 for the three months ended June 30, 1999, compared to $50,162 for the three months ended June 30, 1998. The increase in corporate expenses resulted from increased legal, audit and insurance expenses and costs associated with the search for new development opportunities.

         Liquidity and Capital Resources

As of June 30, 1999, the Company had a working capital deficit of $1,620,589 compared to a working capital deficit of $877,643 at March 31, 1999. The decrease in working capital is primarily due to the operating losses incurred during the quarter.

During the three month period ended June 30, 1999 cash used by operating activities was ($267,725) as compared to cash generated of $100,198 for the three months ended June 30, 1998. The reduction in the amount of cash generated was due to the reduced profitability of the oilfield service business and increased legal, audit and shareholder costs.

Net cash used by operation of the oilfield services segment was ($6,436) for the three months ended June 30, 1999 and net cash used by operation of the oil and gas segment was ($11,851). Net cash used by the operation of the environmental services segment was ($12,729) and net cash used by corporate activities was ($199,895) for the period plus $120,332 in interest expense.

Cash flows used in investing activities during the three months ended June 30, 1999 were ($153,538) compared to ($323,318) for the comparable period of 1998. The 1999 expenditures were purchases of equipment for the oilfield service business. The decrease in expenditures is primarily due to the elimination of development activity on the gas production properties which were sold effective December 31, 1998.

The Company obtained $2,083,104 in financing, repaid $300,000 in bank debt and spent $11,447 to repurchase company stock during the three months ended June 30, 1999. This cash received from financing activities was reduced by the repayment of ($242,872) of long term debt.

In April 1999, the Company entered into a financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,500,000 at that time. These shares are "restricted securities" and are not eligible for resale under Rule 144 until January 2000. Under the agreement, the Company borrowed $2,035,950. Borrowings are due April 2000. The Company is obligated to pay back an amount equal to $2,181,250 so long as the Evergreen stock is trading between $17.25 and $22.59 per share. This equates to an approximate 7% effective interest rate. Should the market price of the Evergreen stock fall below $17.25 per share, the Company will repay the loan at the trading price of the Evergreen stock times the 125,000 collateral shares. If the price exceeds $22.59, the price per share in excess of $22.59 times the 125,000 collateralized shares will be an additional cost.

Management believes that the resources resulting from the sale of, or borrowing based on, the Evergreen stock along with the capacity remaining on equipment and bank credit lines, as described in the footnotes to the consolidated financial statements, will provide sufficient liquidity to meet the Company's working capital needs for the remainder of the fiscal year ended March 31, 2000. The Company is negotiating to acquire property to develop and operate additional gas wells and is seeking to expand the oilfield service business. The Company presently has no commitments for material capital expenditures.

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

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceeding.

     In March 1999, Bluegreen Corporation of the Rockies (Bluegreen) filed a complaint against the Company's subsidiary, CIS Oil and Gas, Inc. (COG) and H. Huffman and Company (Huffman) in the U.S. District Court for the District of Colorado. The subsidiary was served on June 29, 1999. The gas development property that the Company sold effective December 31, 1998 was subleased from Huffman who had leased the property from Bluegreen. Bluegreen alleges breaches by Huffman and COG under this lease and claims damages and other relief. COG answered the complaint and filed counterclaims against Bluegreen for damages related to breaches of the same lease. COG also filed a third party complaint for indemnification against Evergreen Resources, Inc. based upon their assumptions of rights and responsibilities under this lease pursuant to the sale agreement effective December 31, 1998. Management has evaluated this matter with legal counsel and does not believe that the resolution of this matter will have a material impact on the Company's operations or financial condition.

Item 2.  Changes in Securities

     During the quarter ended June 30, 1999, the Company issued securities which were not registered under the Securities Act of 1933, as follows:

     In May 1999, the Company issued a total of 12,500 shares of its common stock to two consultants in exchange for services provided to the Company.

     With respect to these transactions, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. The consultants were given complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.  Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K. The Company filed one report on Form 8-K dated May 5, 1999, reporting information under items 4 and 7 concerning the resignation of Mayer Hoffman McCann L.C. as the Company's auditors and the engagement of Sartain Fischbein & Co. as the Company's new auditors.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INFINITY, INC.


Dated: August 13, 1999            By:/s/ Stanton E. Ross
                                     Stanton E. Ross, President
                                     and Treasurer (principal financial
                                     officer)

                                 EXHIBIT INDEX

EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically