Form 10QSB
period 1999-09-30
INFINITY INC
filed 1999-11-15
CIK 822746

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                 FORM 10-QSB


X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 1999

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

                         X Yes         ---- No


There were 3,057,911 shares of the Registrant's Common Stock outstanding as of September 30, 1999.

                                 INFINITY, INC.


                                  FORM 10-QSB

                                     INDEX


Part I    Financial Information                             Page Number

Item 1.   Financial Information:

            Condensed Consolidated Balance Sheets.........       3

            Condensed Consolidated Statements
            of Operations for the three months ended
            September 30 .................................       4

            Condensed Consolidated Statements
            of Operations for the six months ended
            September 30 .................................       5

            Condensed Consolidated Statements of Cash
            Flows.........................................       6

            Notes to Consolidated Financial Statements....       7


Item 2.   Management's Discussion and Analysis
          or Plan of Operations...........................       9


Part II:  Other Information...............................       15

                      INFINITY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                          Sept. 30, 1999    March 31, 1999
                                          --------------    --------------
CURRENT ASSETS
  Cash                                    $   141,402       $    35,474
  Accounts Receivable, less allowance
   for doubtful accounts                      610,047           548,756
   Inventories                                156,057           144,094
   Prepaid Expenses                            95,174           110,356
                                          -----------       -----------
     TOTAL CURRENT ASSETS                   1,002,680           838,680

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation                  3,493,952         3,281,310
INVESTMENT SECURITIES                      10,828,125         9,000,000
OIL AND GAS PROPERTIES, UNDEVELOPED
  LEASEHOLD                                   633,024                 -
DEPOSIT ON ASSET PURCHASE                     168,760                 -
INTANGIBLE ASSETS, at cost, less
  accumulated amortization                    169,733           136,543
                                          -----------       -----------
     TOTAL ASSETS                         $16,296,274       $13,256,533
                                          ===========       ===========

                                 LIABILITIES
CURRENT LIABILITIES
  Accounts Payable                        $   517,000       $   518,650
  Notes Payable                             2,233,235           300,000
  Accrued Expenses                            419,919           287,254
  Current portion of long-term debt           587,105           610,419
                                          -----------       -----------
     TOTAL CURRENT LIABILITIES              3,757,259         1,716,323

LONG-TERM LIABILITIES
  Long-term debt, less current portion
   above                                    1,804,869         2,040,597
                                          -----------       -----------
     TOTAL LIABILITIES                      5,562,128         3,756,920

                               STOCKHOLDER'S EQUITY
CAPITAL CONTRIBUTED
  Common stock, par value $.0001,
    authorized 300,000,000 shares,
    issued and outstanding 3,057,911
    shares; 2,953,011 shares                      306               295
  Additional paid-in-capital               10,654,672        10,478,630
                                          -----------       -----------
     TOTAL CAPITAL CONTRIBUTED             10,654,978        10,478,925

ACCUMULATED OTHER COMPREHENSIVE INCOME      2,208,937         1,002,375
RETAINED EARNINGS (DEFICIT)                (2,129,769)       (1,981,687)
                                          -----------       -----------
     TOTAL STOCKHOLDERS' EQUITY            10,734,146         9,499,613
                                          -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                              $16,296,274       $13,256,533
                                          ===========       ===========

The consolidated balance sheet at March 31, 1999 has been derived from the audited consolidated financial statements at that date.

See Notes to Consolidated Financial Statements.

                      INFINITY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           Three Months Ended Sept. 30,
                                             1999              1998
                                          -----------       -----------

NET SALES                                 $ 1,230,730       $ 1,380,945

COST OF GOODS SOLD                            677,601           799,885
                                          -----------       -----------
     GROSS PROFIT                             553,129           581,060

OPERATING EXPENSES                            640,636           535,142
                                          -----------       -----------
     OPERATING INCOME (LOSS)                  (87,506)           45,918
                                          -----------       -----------
OTHER INCOME (EXPENSE)
  Interest Income & Finance Charges             6,761             2,897
  Interest Expense                           (199,110)          (61,308)
  Rent and Other Income                        (1,207)            6,666
  Impairment of Asset Value                         -          (585,000)
                                          -----------       -----------
     TOTAL OTHER INCOME (EXPENSE)            (193,556)         (636,745)
                                          -----------       -----------

     NET INCOME (LOSS) BEFORE INCOME
      TAXES                                  (281,062)         (590,827)

INCOME TAX BENEFIT (EXPENSE)                 (172,125)                -
                                          -----------       -----------

     NET (LOSS)                           $  (453,187)      $  (590,827)
                                          -----------       -----------

     NET (LOSS) PER COMMON SHARE          $     (0.15)      $     (0.21)
                                          -----------       -----------

Weighted Average Basic Shares Outstanding   3,010,085         2,849,228



















See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Six Months Ended Sept. 30,
                                              1999             1998
                                          -----------       -----------

NET SALES                                 $ 1,966,356       $ 2,709,372

COST OF GOODS SOLD                          1,160,559         1,653,507
                                          -----------       -----------

     GROSS PROFIT                             805,797         1,055,865

OPERATING EXPENSES                          1,283,463         1,034,876
                                          -----------       -----------

     OPERATING INCOME                        (477,666)           20,989
                                          -----------       -----------

OTHER INCOME (EXPENSE)
  Interest Income & Finance Charges            18,964             3,234
  Interest Expense                           (319,442)         (128,121)
  Rent and Other Income                         8,499            28,666
  Impairment of Asset Value                         -          (585,000)
                                          -----------       -----------

TOTAL OTHER INCOME (EXPENSE)                 (291,979)         (681,221)
                                          -----------       -----------

     NET INCOME (LOSS) BEFORE INCOME
      TAXES                                  (769,645)         (660,232)
                                          -----------       -----------

INCOME TAX BENEFIT (EXPENSE)                  621,563                 -
                                          -----------       -----------

     NET (LOSS)                           $  (148,082)      $  (660,232)
                                          -----------       -----------

     NET (LOSS) PER COMMON SHARE          $     (0.05)      $     (0.23)
                                          -----------       -----------

Weighted Average Basic and Diluted
  Shares Outstanding                        2,982,587         2,849,228






See Notes to Consolidated Financial Statements

                     INFINITY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                           Six Months Ended Sept. 30,
                                             1999              1998
                                          -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                              $  (148,082)      $  (660,232)
  Adjustments to reconcile net
   income/(loss) to net cash
    provided by/(used in) operating
    activities:
     Depreciation and amortization            330,393           399,966
     Accrued financing costs                  168,764                 -
     Payment of expense with shares of
      stock                                    18,750                 -
     Deferred income taxes                   (621,563)                -
     Impairment of asset value                      -           585,000
     (Increase) decrease in operating assets
       Accounts Receivable                    (61,291)          334,954
       Inventories                            (11,963)              898
       Prepaid Expenses                        15,182           (24,731)
     Increase (decrease) in operating
      liabilities
       Accounts Payable                        (1,650)          105,777
       Accrued Expenses                        31,186            70,066
       Deferred revenue                             -           (60,000)
                                          -----------       -----------
NET CASH PROVIDED BY/(USED IN)OPERATING
 ACTIVITIES                                  (280,274)           81,790
                                          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment         (506,847)         (145,845)
  Investment in oil and gas properties       (633,024)         (350,195)
  Investment in intangible assets             (69,378)          (20,976)
                                          -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES      (1,209,249)         (517,016)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable      1,865,951                 -
  Increase in long-term debt                   85,333           339,650
  Sale/(Repurchase) of Common Stock           (11,458)          289,062
  Repayment of long-term debt                (344,375)         (311,295)
                                          -----------       -----------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                            1,595,451           317,417
                                          -----------       -----------
     NET INCREASE (DECREASE) IN CASH          105,928          (117,809)

CASH, BEGINNING OF PERIOD                      35,474           238,135
                                          -----------       -----------
     CASH, END OF PERIOD                  $   141,402       $   120,326
                                          -----------       -----------

Additional Cash Flow Information:
  Deposit on Asset Purchase through
   issuance of Common Stock               $   168,760                 -


See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB at March 31, 1999.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

(2) Current Financing

In April 1999, the Company entered into a financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,500,000. These shares are "restricted securities" and are not eligible for resale under Rule 144 until January 2000. Under the agreement, the Company borrowed $2,035,950. Borrowings are due April 2000. The Company is obligated to pay back an amount equal to $2,181,250 so long as the Evergreen stock is trading between $17.25 and $22.59 per share. This equates to an approximate 7% effective interest rate. Should the market price of the Evergreen stock fall below $17.25 per share, the Company will repay the loan at the trading price of the Evergreen stock times the 125,000 collateral shares. If the price exceeds $22.59, the price per share in excess of $22.59 times the 125,000 collateralized shares will be an additional cost. As of September 30, 1999 the Company had accrued interest of $168,764 related to the financing agreement.

(3) Investment Securities

The Company received 450,000 shares of common stock in Evergreen Resources, Inc. as part of the payment for the sale of gas production properties effective December 31, 1998. This stock will be available for sale in January, 2000 and is carried on the balance sheet as an available for sale security at its current market value. When the transaction was completed the value of this stock was approximately $7.5 million, at March 31, 1999, the value was approximately $9.0 million, at June 30, 1999 the value was approximately $11.3 million, and at September 30, 1999 the value was approximately $10.8 million. This change in market value, net of income taxes, is reflected in Shareholders' Equity as Accumulated Other Comprehensive Income. Gain or loss on this stock will be reflected in the Statement of Operations when the stock is sold.

                      INFINITY, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                (CONTINUED)

(4)  Long Term Debt

Subsequent to September 30, 1999 the Company borrowed an additional $100,000 on its equipment line of credit with The CIT Group/Credit Finance, Inc. (CIT). The proceeds from this additional borrowing were used to finance a portion of the Powder River Cementers, LLC acquisition.

(5)  Property Acquisitions

Effective August 16, 1999 the Company acquired Powder River Cementers, LLC, a well cementing company located in Gillette, Wyoming for $394,638,including acquisition costs, and 100,000 shares of Infinity common stock valued at $168,760. Assets of this company included a cement truck, bulk cement truck and a bulk cement blending and storage facility. In addition to the physical assets, the Company acquired the rights to an agreement to provide cementing services for up to 1,000 wells being drilled by a major operator in the basin.

Effective August 1, 1999, the Company acquired a working interest in a coal bed methane property that contains 15,820 gross acres in the Green River Basin of Wyoming. Capital expenditures, including acquisition costs, were $633,024 through September 30, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Results of Operations

The net loss for the quarter ended September 30, 1999, improved by $137,640 to a net loss of $453,187 compared to a loss of $590,827 for the 1998 period.
For the six-month period ended September 30, 1999, the net loss improved by $512,150 to a net loss of $148,082 compared to a net loss of $660,232 for the comparable period in 1998.

The Company experienced a $27,931, or 5% decrease in gross profit to $553,129 in the three months ended September 30, 1999 from $581,060 for the three months ended September 30, 1998. The decrease in gross profit during the quarter was the result of a $150,215, or 11%, decrease in net sales, which was partially offset by a $122,284, or 15%, decrease in cost of goods sold when compared to same quarter of 1998.

For the six months ended September 30, 1999 the Company had $805,797 in gross profit, a $250,068, or 24%, decrease from the $1,055,865 gross profit recognized in the comparable 1998 period. The decrease in gross profit during the six month period was the result of a $743,016, or 27%, decrease in net sales, which was partially offset by a $492,948, or 30%, decrease in the cost of goods sold when compared to the six month period ended September 30, 1998.

Operating expenses for the three months ended September 30, increased $105,494, or 20%, from $535,142 in the 1998 period to $640,636 in the 1999 period. A majority of the increase in other operating expenses were associated with: shareholder matters which increased by $71,005 as a result of expenses incurred to attract new outside directors and to improve communications with shareholders, or 343%, to $91,705 in the quarter ended September 30, 1999 from $20,700 in the comparable 1998 period; consulting fees that were $18,750 in the 1999 quarter; and, salaries that increased by $29,984, or 23%, to $162,465 in the 1999 quarter compared to $132,481 in the same period in 1998 as capabilities were expanded to evaluate opportunities and activities in the environmental division increased.

For the six months ended September 30, 1999 other operating expenses increased $248,587, or 24%, to $1,283,463 from $1,034,876 in the 1998 period. The increase in other operating expenses was mainly due to: an $85,102 increase in expenses incurred to attract new outside directors; an increase of $113,086 in legal costs to settle issues related to the sale of the Raton Basin properties in December of 1998; a $78,966, or 34%, increase in salaries due to improved capabilities and the return of the operation of the environmental segment to the Company; and a $35,889 increase in travel expenses as new opportunities were pursued. These increases in other operating expenses were partially offset by a $86,110 decrease in Depreciation, Depletion and Amortization (DD&A) expense after the water treatment facility was written down and the gas property was sold.

Interest expense for the quarter ended September 30, 1999 was $199,110 compared to $61,308 for the comparable period in 1998. For the six-month period ended September 30, 1999 interest expense was $319,442 compared to $128,121 for the same period of 1998. The increase in interest expense in each period is primarily due to the increased debt associated with the financing obtained in April 1999. (See Note 2 to the Consolidated Financial Statements)

During the quarter ended September 30, 1998 the Company recorded a $585,000 non-cash expense for impairment of asset value in accordance with Statement of Accounting Standards No. 121 related to the abandonment by its lessee of the water treatment facilities. The Company has not recognized any impairment in the current period.

Income tax expense of $172,125 occurred in the three month period ended September 30, 1999. This is a reduction in the $793,688 income tax benefit recorded in the quarter ended June 30, 1999 resulting in a six-month tax benefit of $621,563. This income tax benefit or expense reflects the change in the expected reductions of future income tax payments created by an accumulation of current and past operating losses.

OILFIELD SERVICES: The oilfield services segment of the Company generated $1,227,819 in revenues and $647,636 in cost of sales during the quarter ended September 30, 1999 compared to $1,255,847 in revenues and $730,992 in cost of sales during the comparable period in 1998. The operating expenses incurred by the oilfield services segment of the Company were $440,247 for the three months ended September 30, 1999 and $422,129 for the three months ended September 30, 1998. Operating income increased to $139,936 for the three months ended September 30, 1999 from operating income of $129,472 for the three months ended September 30, 1998. The expansion of the oilfield service segment of the Company, effective August 16th with the acquisition of Powder River Cementers, into the Gillette, Wyoming area generated $89,121 in revenues and $30,824 in cost of sales. The Gillette operations also incurred $17,900 in operating expenses, resulting in the addition of $40,398 in net income for the quarter ended September 30, 1999. (See Note 5 to the Consolidated Financial Statements)

The oilfield services segment of the Company generated $1,933,139 in revenues and $1,110,863 in cost of sales during the six months ended September 30, 1999, compared to $2,539,082 in revenues and $1,413,328 in cost of sales during the six months ended September 30, 1998. The operating expenses incurred by the oilfield services segment of the Company were $815,546 for the six months ended September 30, 1999 and $793,286 for the six months ended September 30, 1998. Operating income declined to a loss of $9,807 for the six months ended September 30, 1999 from a profit of $332,468 for the six months ended September 30, 1998. Extremely wet conditions in the service area during April and May and depressed oil prices resulted in a greatly reduced demand for oil field services during the six-month period ended September 30, 1999 compared to the same period ended September 30, 1998.

ENVIRONMENTAL SERVICES: The environmental service segment of the Company incurred a $51,029 operating loss during the quarter ended September 30, 1999 compared to an operating loss of $13,620 for the same period in 1998. The Company operates these properties at a minimum level of commercial activity and recorded only $2,911 in revenue during the quarter ended September 30, 1999 compared to $40,001 in revenue during the comparable period of 1998. In October 1996, the Company entered into a five-year renewable management and lease agreement that transferred operating responsibility for this segment to an outside party. During August 1998, the outside party abandoned this management and lease agreement and operating responsibility for this segment was returned to the Company. As a result, in accordance with Statement of Accounting Standards No. 121, the Company recorded a non-cash charge of $585,000 in the quarter ended September 30, 1998 to reflect an impairment of value of the long-lived assets. This charge reduced the carrying value of property and equipment but did not affect the liquidity of the Company.

The environmental services segment of the Company recorded $33,217 in revenue, $49,696 in cost of sales, and operating expenses of $63,221, resulting in a $79,700 loss during the six-month period ended September 30, 1999. For the comparable period ended September 30, 1998 the segment showed $40,001 in
revenue, $17,666 in cost of sales, and $83,626 in operating expense.    This
segment also recorded $28,666 of rental income for a net loss of $32,624 during the six month period ended September 30, 1998. The 1999 operating expense included $31,844 in depreciation expense compared to $78,084 of depreciation recorded in the 1998 expense. The reduction in depreciation was mainly due to the write-down of the assets in accordance with Statement of Accounting Standards No. 121 discussed previously.

OIL AND GAS PRODUCTION: The oil and gas production segment of the Company recorded net revenue from gas sales of $130,289 and operating expenses of $256,040 during the six months ending September 30, 1998, including $31,598 of depletion and depreciation expense. During August 1998, the Company entered into an agreement with Evergreen Resources, Inc. under which Evergreen purchased the gathering system, acquired an interest in the property and assumed responsibility to manage, operate and develop the properties and market and transport the produced gas. The Company's remaining interest in the properties was sold to Evergreen Resources, Inc. effective December 31, 1998 so this segment of the Company has recorded no revenue during the three-month period ended September 30, 1999. The Company has incurred
$21,964 in expenses associated with litigation related to operation of the properties prior to the asset sale. Liability associated with any outstanding litigation was transferred to the new owner at the time the properties were sold and the Company expects no liability associated with these issues.

After the sale of its interest in the Raton Basin of Northern New Mexico and Southern Colorado, the Company immediately began and continues to search for new development opportunities. As a result of this search the Company acquired a working interest in a coal bed methane property that contains 15,820 gross acres in the Green River Basin of Wyoming. This acreage has 40 to 90 feet of high volatile coal at depths between 1,500 to 3,200 feet with gas contents estimated to be in the range of 430 standard cubic feet (scf) per ton. A five well pilot project has already been planned and the Company hopes to spud the first well during the fourth quarter of calendar year 1999. Based on the results of the pilot project, the Company will plan development of the acreage. The Company is also negotiating the acquisition of, or evaluating several other prospects in the Green River Basin. Upon the successful acquisition of additional acreage in the Green River Basin the Company intends to redirect additional oil field service assets to the area in order to service the development of the acreage.

CORPORATE ACTIVITIES: Expenses incurred in corporate activities were $366,195 for the six months ended September 30, 1999, compared to $131,593 for the six months ended September 30, 1998. The $234,602 increase in corporate expenses was primarily due to expenses incurred to attract new outside directors, improving communications with shareholders and settling legal matters related to the sale of the Raton Basin property in December 1998.

Liquidity and Capital Resources

As of September 30, 1999, the Company had a working capital deficit of $2,754,580 compared to a working capital deficit of $877,643 at March 31, 1999. The increase in the working capital deficit is due to borrowing $2,035,950 collateralized by the Evergreen stock, which is a non-current asset. The funds provided by these borrowings were used for the acquisition of capital assets and to pay current operating expenses.

During the six months ended September 30, 1998 the Company incurred a cash deficit from operating activities of $280,274 compared to cash generated of $81,790 for the six months ended September 30, 1998.

Net cash provided by the operation of the oilfield services segment was $288,703 for the six months ended September 30, 1999. Net cash used by the operation of the environmental services segment, oil and gas segment, and corporate activities was $47,816, $21,964 and $366,195, respectively.

Cash used in investing activities during the six months ended September 30, 1999, was $1,209,249 compared to $517,016 for the comparable period of 1998. The 1999 activity included the $633,024 in expenditures related to the acquisition of the Green River Basin acreage in Wyoming and $394,638 in costs associated with the purchase of Powder River Cementers, LLC and startup of operations in Gillette Wyoming. The Company also acquired approximately $182,000 in other oil field service equipment during the six-month period in 1999. During the six month period ended September 30, 1998 the Company invested an additional $350,195 in oil and gas properties that were sold in December 1998 to Evergreen Resources, Inc. and $145,845 in oil field service equipment. The Company also invested an additional $21,000 in intangible assets.

The Company obtained $2,035,950 in financing, repaid $170,000 in bank debt and obtained $85,334 in long-term debt on its equipment and receivable facilities during the six months ended September 30, 1999. The cash received from financing activities was reduced by the repayment of $344,375 of long-term debt and by $11,458 used to repurchase Company stock. The company will continue to look at opportunities to repurchase shares of Company stock at favorable prices. In addition, the Company issued 112,500 shares of common stock, valued at $187,510 to pay consulting fees and acquire Powder River Cementers, LLC.

In April 1999, the Company entered into a financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,500,000 at that time. These shares are "restricted securities" and are not eligible for resale under Rule 144 until January 2000. Under the agreement, the Company borrowed $2,035,950. Borrowings are due April 2000. The Company is obligated to pay back an amount equal to $2,181,250 so long as the Evergreen stock is trading between $17.25 and $22.59 per share. This equates to an approximate 7% effective interest rate and the Company has recorded $67,285 in interest expense related to these borrowings during the six month period ended September 30, 1999. Should the market price of the Evergreen stock fall below $17.25 per share, the Company will repay the loan at the trading price of the Evergreen stock times the 125,000 collateral shares. If the price exceeds $22.59, the price per share in excess of $22.59 times the 125,000 collateralized shares will be an additional cost. The total expense recognized on the Statement of Operations for the six months ended September 30, 1999 was $168,764.

Effective August 16, 1999 the Company acquired Powder River Cementers, LLC, a well cementing company located in Gillette, Wyoming for $325,000 and 100,000 shares of Infinity common stock valued at $168,760. As a result of this acquisition the Company began oil field service operations in the coal bed methane development now taking place in the Powder River Basin of Wyoming. Assets of this company included a cement truck, bulk cement truck and a bulk cement blending and storage facility and an agreement to provide cementing services on up to 1,000 wells for a major drilling operator in the basin. Subsequent to the acquisition the Company has temporarily reassigned personnel and equipment from its Eastern Kansas operations to handle the demand for services.

Subsequent to September 30, 1999 the Company entered into an agreement to purchase the facilities that it currently occupies in Chanute and Ottawa, Kansas and Bartlesville, Oklahoma for $210,000. Financing for the purchase has been arranged through local sources at a rate of 8.5% for 84 months and closing on the purchase is expected to occur prior to November 19th.

The Company acquired a working interest in a coal bed methane property that contains 15,820 gross acres in the Green River Basin of Wyoming. Capital expenditures, including acquisition costs, were $633,024 through September 30, 1999. The Company is obligated under the terms of its lease agreement on the Green River Basin acreage to begin drilling its first well within 30 days of obtaining the required permits and obtaining the agreement to participate by owners of at least 75% of the working interest. The Company anticipates drilling its first pilot well on the project prior to the end of fiscal year 2000. The Company believes that the resources resulting from borrowings based on the Evergreen stock along with the capacity remaining on bank credit lines will provide sufficient liquidity to meet the Company's working capital needs for the project.

The Company has committed to fund a $750,000, 10% convertible debenture if the authorizing company obtains an oil concession. Management believes that the likelihood of the authorizing company obtaining the concession is fair and that funds may need to be available prior to the end of the current fiscal year, which ends March 31, 2000. In such event, the Company would borrow funds based on the Evergreen stock to meet the commitment.

Management believes that the cash flow being generated by the increase in oil field service sales, together with the proceeds of additional development financing will provide sufficient liquidity to meet the Company's needs for the remainder of the fiscal year ended March 31, 2000. The ability of the Company to finance future projects will be dependent on the success of the pilot project in the Green River Basin and the ability of the Company to generate positive cash flow from its oilfield service segment.

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

Forward Looking Statements

Statements that are not historical facts included in this Form 10-QSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements address activities, events or developments that the Company expects, believes, projects, intends or anticipates will or may occur, including such matters as future capital needs, debt restructuring, pending legal proceedings, business strategies, expansion and growth of the Company's operations, and cash flow. Factors that could cause actual results to differ materially ("Cautionary Disclosures") are described throughout this Form 10-QSB. Cautionary Disclosures include, among others: general economic conditions, the Company's ability to find, acquire, market, develop and produce new properties, the results of debt restructuring efforts, and pending legal proceedings. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Disclosures. The Company disclaims any obligation to update or revise any forward-looking statement to reflect events or circumstances occurring hereafter or to reflect the occurrence of anticipated or unanticipated events.

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceeding.

In March 1999, Bluegreen Corporation of the Rockies (Bluegreen) filed a complaint against the Company's subsidiary, CIS Oil and Gas, Inc. (COG) and H. Huffman and Company (Huffman) in the U.S. District Court for the District of Colorado. The subsidiary was served on June 29, 1999. The gas development property that the Company sold effective December 31, 1998 was subleased from Huffman who had leased the property from Bluegreen. Bluegreen alleges breaches by Huffman and COG under this lease and claims damages and other relief. COG answered the complaint and filed counterclaims against Bluegreen for damages related to breaches of the same lease. COG also filed a third party complaint for indemnification against Evergreen Resources, Inc. based upon their assumptions of rights and responsibilities under this lease pursuant to the sale agreement effective December 31, 1998. Subsequent to September 30, 1999 all claims related to this action have been dismissed without prejudice. In order to eliminate the statute of limitations associated with these claims, the parties have put in place a tolling agreement and any party may refile their claims at any time. However, the Company believes that it still has no liability in relation to the claims and that they will not have an impact on the liquidity of the Company.

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

The court has ordered that all claims and defenses in this case be handled through arbitration. At this time the parties are in the process of selecting an arbitrator to handle the case.

Item 2.   Changes in Securities

During the three month period ended September 30, 1999 the Company issued securities that were not registered under the Securities Act of 1933 as follows:

In August 1999, the Company issued a total of 100,000 shares of its common stock to an escrow account to be delivered to the former owners of Powder River Cementers, LLC upon the completion of certain performance criteria by Powder River Cementers, a Division of Consolidated Industrial Services, a subsidiary of Infinity, Inc.

With respect to this transaction, the Company relied on Section 4 (2) of the Securities Act of 1933 as amended. The former owners were given complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent.

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Three issues were presented to Stockholders of the Company by proxy for consideration at the annual Stockholders meeting that was held October 6, 1999 at the Company's headquarters in Chanute, Kansas. These issues, all of which were approved at the annual Stockholders meeting, were:

(a) The election of four (4) Directors of the Company to serve until the next Annual Meeting of Shareholders and until their successors have been duly elected and qualified;

(b) The ratification of the appointment of Sartain Fischbein & Co. as the Company's independent auditors; and

(c)   The approval of the Company's 1999 Stock Option Plan.

The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

     Election of Directors:

                   Nominees           For         Withheld

                Stanton E. Ross    2,241,273       59,448
                Jeffrey L. Dale    2,288,212       12,509
                George R. Jones    2,286,962       13,759
                Leroy C. Richie    2,288,212       12,509

     Appointment of Sartain Fischbein & Co.:

                      For           Against      Abstentions

                   2,287,793         3,825          19,103

     Approval of 1999 Stock Option Plan:

               For       Against      Abstentions      Not Voted

           2,092,131     194,454        14,136            -0-

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits.  The following exhibit is being filed with this report:

           Exhibit 27   Financial Data Schedule

     (b)   Reports on Form 8-K.  None

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.


Dated: November 15, 1999           By /s/ Stanton E. Ross
                                     Stanton E. Ross, President



                                   By /s/ Jon D. Klugh
                                     Jon D. Klugh, Chief Financial Officer

EXHIBIT                                           METHOD OF FILING
-------                                    -----------------------------
  27.    FINANCIAL DATA SCHEDULE           Filed herewith electronically