Form 10QSB
period 1999-12-31
INFINITY INC
filed 2000-02-14
CIK 822746

                           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                            Washington, DC 20549


                               FORM 10-QSB


X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 1999

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

                         X Yes         ---- No


There were 3,050,561 shares of the Registrant's Common Stock outstanding as of December 31, 1999.

                                INFINITY, INC.

                                 FORM 10-QSB

                                    INDEX

                                                             Page
Part I.   Financial Information                              Number

Item 1.   Financial Information:

          Condensed Consolidated Balance Sheets                 3

          Condensed Consolidated Statements
          of Operations for three months ended December 31      4

          Condensed Consolidated Statements of Operations
          for nine months ended December 31                     5

          Condensed Consolidated Statements of
          Comprehensive Income                                  6

          Condensed Consolidated Statements of Cash
          Flows                                                 7

          Notes to Financial Statements                         8

Item 2.   Management's Discussion and Analysis
          or Plan of Operations                                11

Part II:  Other Information                                    18

                       INFINITY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
     ASSETS
                                               Dec. 31, 1999   March 31, 1999
                                                 (Unaudited)
CURRENT ASSETS
  Cash                                          $ 1,349,608      $    35,474
  Accounts Receivable, less
   allowance for doubtful accounts                  771,186          548,756
  Inventories                                       151,560          144,094
  Prepaid Expenses                                   76,933          110,356
                                                -----------      -----------
    TOTAL CURRENT ASSETS                          2,349,287          838,680

PROPERTY AND EQUIPMENT, at cost, less
 accumulated depreciation                         3,945,189        3,281,310
INVESTMENT SECURITIES                             8,887,500        9,000,000
OIL AND GAS PROPERTIES, UNDEVELOPED
 LEASEHOLD                                          913,361             --
DEPOSIT ON ASSET PURCHASE                           168,760             --
INTANGIBLE ASSETS, at cost, less
 accumulated amortization                           172,800          136,543
                                                -----------      -----------
    TOTAL ASSETS                                $16,436,897      $13,256,533
                                                ===========      ===========
    LIABILITIES

CURRENT LIABILITIES
  Accounts Payable                              $   696,113      $   518,650
  Notes Payable                                   2,358,188          300,000
  Accrued Expenses                                  139,918          287,254
  Current portion of long-term debt                 587,105          610,419
                                                -----------      -----------
    TOTAL CURRENT LIABILITIES                     3,781,324        1,716,323

LONG-TERM LIABILITIES
  Long-term debt, less current portion above      3,958,043        2,040,597
                                                -----------      -----------
    TOTAL LIABILITIES                             7,739,367        3,756,920

    STOCKHOLDER'S EQUITY

CAPITAL CONTRIBUTED
  Common stock, par value $.0001, authorized
   300,000,000 shares, issued and outstanding
   3,050,561 shares; 2,953,011 shares                   305              295
  Additional paid-in-capital                     10,638,845       10,478,630
                                                -----------      -----------
    TOTAL CAPITAL CONTRIBUTED                    10,639,150       10,478,925
                                                -----------      -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME              928,125        1,002,375
RETAINED EARNINGS (DEFICIT)                      (2,869,745)      (1,981,687)
                                                -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                    8,697,530        9,499,613
                                                -----------      -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $16,436,897      $13,256,533
                                                ===========      ===========

The consolidated balance sheet at March 31, 1999 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months Ended Dec. 31,
                                                   1999             1998
                                                -----------      -----------

NET SALES                                       $ 1,623,765      $ 1,260,015

COST OF GOODS SOLD                                  900,494          773,366
                                                -----------      -----------
    GROSS PROFIT                                    723,271          486,649

OPERATING EXPENSES                                  738,905          576,881
                                                -----------      -----------
    OPERATING INCOME (LOSS)                         (15,634)         (90,232)
                                                -----------      -----------

OTHER INCOME (EXPENSE)
  Interest Income & Finance Charges                   8,824            2,378
  Interest Expense                                  (86,015)         (60,772)
  Rent and Other Income                              11,413            2,690
  Gain (Loss) on sales of assets                      1,249        3,136,807
                                                -----------      -----------
    TOTAL OTHER INCOME (EXPENSE)                    (64,529)       3,081,103
                                                -----------      -----------

    NET INCOME (LOSS) BEFORE INCOME TAXES           (80,163)       2,990,871

INCOME TAX BENEFIT (EXPENSE)                       (659,813)            --
                                                -----------      -----------

    NET INCOME (LOSS)                           $  (739,976)     $ 2,990,871
                                                -----------      -----------
    NET INCOME (LOSS) PER COMMON SHARE          $    (0.24)      $      1.05
                                                -----------      -----------

Weighted Average Basic Shares Outstanding         3,054,529        2,849,228







See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Nine Months Ended Dec. 31,
                                                   1999             1998
                                                -----------      -----------

NET SALES                                       $ 3,590,121      $ 3,969,387

COST OF GOODS SOLD                                2,061,053        2,426,873
                                                -----------      -----------

    GROSS PROFIT                                  1,529,068        1,542,514

OPERATING EXPENSES                                2,022,368        1,611,757
                                                -----------      -----------
    OPERATING INCOME                               (493,300)         (69,243)
                                                -----------      -----------

OTHER INCOME (EXPENSE)
  Interest Income & Finance Charges                  27,788            5,612
  Interest Expense                                 (405,457)        (188,894)
  Rent and Other Income                              19,912           31,356
  Gain on Sale of Assets                              1,249        3,136,807
  Impairment of Asset Value                            --           (585,000)
                                                -----------      -----------
TOTAL OTHER INCOME (EXPENSE)                       (356,508)       2,399,881
                                                -----------      -----------

    NET INCOME (LOSS) BEFORE INCOME TAXES          (849,808)       2,330,638
                                                -----------      -----------

INCOME TAX BENEFIT (EXPENSE)                        (38,250)            --
                                                -----------      -----------
    NET INCOME (LOSS)                           $  (888,058)     $ 2,330,638
                                                -----------      -----------

    NET (LOSS) PER COMMON SHARE                 $    (0.29)      $      0.82
                                                -----------      -----------

Weighted Average Basic and Diluted Shares
 Outstanding                                      3,017,488        2,849,228














See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                          INCOME (LOSS) (UNAUDITED)

                                Three Months Ended Dec. 31    Nine Months Ended Dec. 31
                                    1999          1998            1999          1998
                                -----------   -----------     -----------    -----------

Net Income (Loss)               $ (739,976)   $ 2,990,871     $ (888,058)    $ 2,330,638

Other Comprehensive
 Income (Loss):
  Unrealized holding losses
   on Securities, net of
   taxes of $659,813 (three
   months ended 12/31/1999)
   and $38,250 (nine months
   ended 12/31/1999)             (1,280,813)         --          (74,250)           --
Reclassifications, net                 --            --              --             --
                                -----------   -----------     ----------     -----------
Total Other Comprehensive
 Income (Loss)                   (1,280,813)         --          (74,250)            --
                                -----------   -----------     ----------     -----------

Comprehensive Income (Loss)     $(2,020,789)  $ 2,990,871     $ (962,308)    $ 2,330,638
                                ===========   ===========     ==========     ===========
































See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Nine Months Ended Dec. 31,
                                                   1999             1998
                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                             $  (888,058)     $ 2,330,639
  Adjustments to reconcile net income/(loss)
   to net cash Provided by/(used in)
   operating activities
    Depreciation and amortization                   522,071          578,672
    Accrued financing costs                         183,871             -
    Payment of expense with shares of stock          18,750             -
    Deferred Income Taxes                            38,250             -
    Impairment of asset value                          -             585,000
    (Gain) on Sale of Assets                         (1,249)      (3,136,807)
    (Increase) decrease in operating assets
      Accounts Receivable                          (222,430)        (338,621)
      Inventories                                    (7,466)          17,483
      Prepaid Expenses                               33,423           (7,889)
    Increase (decrease) in operating liabilities
      Accounts Payable                              177,463          166,850
      Accrued Expenses                             (210,240)         141,678
      Deferred Revenue                                 -             (90,000)
                                                -----------      -----------
NET CASH PROVIDED BY/(USED IN)OPERATING
 ACTIVITIES                                        (355,615)         247,005
                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment             (1,125,236)        (245,333)
  Investment in oil and gas properties             (936,444)        (404,784)
  Investment in intangible assets                   (72,639)         (20,976)
                                                -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES            (2,134,319)        (671,093)
                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable            1,937,221             -
  Increase in borrowings on long-term debt        2,388,831          402,612
  Sale/(Repurchase) of Common Stock                 (27,285)         289,062
  Repayment of long-term debt                      (494,699)        (475,409)
                                                -----------      -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES     3,804,068          216,265
                                                -----------      -----------
    NET INCREASE (DECREASE) IN CASH               1,314,134         (207,823)

CASH, BEGINNING OF PERIOD                            35,474          238,135
                                                -----------      -----------
    CASH, END OF PERIOD                         $ 1,349,608      $    30,312
                                                -----------      -----------
Additional Cash Flow Information:
  Deposit on Asset Purchase through issuance
   of Common Stock                              $   168,760             -
  Other Comprehensive Income net of Income
   Taxes                                             74,250             -

See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB at March 31, 1999.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

(2) Current Financing

In April 1999, the Company entered into a financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,500,000. Under the agreement, the Company borrowed $2,035,950. Borrowings are due April 2000. The Company is obligated to pay back an amount equal to $2,181,250 so long as the Evergreen stock is trading between $17.25 and $22.59 per share. This equates to an approximate 7% effective interest rate. Should the market price of the Evergreen stock fall below $17.25 per share, the Company will repay the loan at the trading price of the Evergreen stock times the 125,000 collateral shares. If the price exceeds $22.59, the price per share in excess of $22.59 times the 125,000 collateralized shares will be an additional cost. As of December 31, 1999 the Company had accrued interest of $167,211 related to the financing agreement. The Company entered into an additional financing agreement with regard to additional Evergreen Stock in November 1999. See Note 4 below.

(3) Investment Securities

The Company received 450,000 shares of common stock in Evergreen Resources, Inc. as part of the payment for the sale of gas production properties effective December 31, 1998. This stock is carried on the balance sheet as an available for sale security at its current market value. When the transaction was completed the value of this stock was approximately $7.5 million, at March 31, 1999, the value was approximately $9.0 million, at June 30, 1999 the value was approximately $11.3 million, at September 30, 1999 the value was approximately $10.8 million and at December 31, 1999 the value was approximately $8.9 million. This change in market value, net of income taxes, is reflected in Shareholders' Equity as Accumulated Other Comprehensive Income. Gain or loss on this stock will be reflected in the Statement of Operations when the stock is sold.

(4) Long Term Debt

The Company borrowed an additional $100,000 on its equipment line of credit with The CIT Group/Credit Finance, Inc. (CIT). The proceeds from this additional borrowing were used to finance a portion of the Powder River Cementers, LLC acquisition.

                        INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

An additional $350,000 was borrowed to purchase the facilities that the company has been leasing and currently occupies in Chanute and Ottawa, Kansas and Bartlesville, Oklahoma and to purchase additional facilities in Gillette, Wyoming. Financing for the purchase has been arranged through local sources at a rate of 8.5% for 84 months and closings on the purchases occurred on November 15th and November 18th respectively.

In November 1999, the Company entered into a financing agreement collateralized by 100,000 shares of the Evergreen stock held by it with a fair value of $2,075,000. Under the agreement, the Company borrowed $1,652,596. Borrowings are due November 2001. The Company is obligated to pay back an amount equal to $1,904,000 so long as the Evergreen stock is trading between $19.04 and $27.51 per share. This equates to an approximate 7 1/2% effective interest rate. Should the market price of the Evergreen stock fall below $19.04 per share, the Company will repay the loan at the trading price of the Evergreen stock times the 100,000 collateral shares. If the price exceeds $27.51, the price per share in excess of $27.51 times the 100,000 collateralized shares will be an additional cost. As of December 31, 1999 the Company had accrued interest of $16,660 related to this financing agreement.

During the nine months ended December 31, 1999 the Company also borrowed $286,235 through other credit facilities for the purchase of other oil field service equipment and to pay operating costs.

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

The Company acquired a working interest in a coal bed methane property that contains 24,500 gross acres in the Green River Basin of Wyoming. The Company also acquired a working interest in the Cherokee Basin of Eastern Kansas through the signing of a joint venture with Verde Oil. Capital expenditures, including acquisition costs, were $678,778 on the Green River Basin acreage and $150,000 on the Cherokee Basin through December 31, 1999. Both of these projects will require substantial capital expenditures during the remainder of fiscal year 2000 and into fiscal year 2001 which the Company expects to finance through borrowings secured by its Evergreen Stock.

(6)  Stock Options

In 1999, the Company adopted a stock option plan which allows the grant of incentive and non-qualified stock options. Options granted under the plan become exercisable immediately unless the Board of Directors places vesting requirements on the options. Options expire ten years after the date of grant unless an earlier expiration date is set by the Board of Directors. However, incentive stock options granted to an employee who owns more than 10% of the total combined power of all classes of the Company's stock must be exercised within five years of the date of grant. Pursuant to the plan, an aggregate of

                        INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


140,000 shares of common stock are available for issuance upon the exercise of such options. The Company has issued 73,250 incentive options and 65,000 non-qualified options under the plan all of which are exercisable at $3.00 per share. As of February 10, 2000 options to purchase 1,750 shares were available for grant under the plan and none of the options granted had been exercised.

Item 2.  Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS

The net loss for the quarter ended December 31, 1999 was $739,976 compared to net income of $2,990,871 for the 1998 period. During the third quarter of fiscal year 2000, the Company had a deferred tax expense of approximately $660,000 related to the change in the fair market value of the Evergreen stock from approximately $10.8 million at September 30, 1999 to $8.9 million at December 31, 1999. The result was an unrealized loss for the quarter of approximately $1.9 million with an effective tax rate of 34%. The third quarter deferred tax expense offsets the deferred tax benefit of approximately $622,000 as a result of the increase in fair market value of the Evergreen stock from approximately $9.0 million at March 31, 1999 to $10.8 million at September 30, 1999. Net Income for the third quarter of fiscal year 1999 included a $3,136,807 gain on the sale of the Raton Basin Properties. For the nine-month period ended December 31, 1999, the net loss was $888,058 compared to net income of $2,330,638 for the comparable period in 1998. The reduction in net income was primarily a result of the gain on the sale of the Raton Basin properties in the 1998 period. In addition, the Company had a $410,611 increase in operating expenses and a $216,563 increase in interest expense.

The Company experienced a $236,622 increase in gross profit to $723,271 in the three months ended December 31, 1999 from $486,649 for the three months ended December 31, 1998. The increase in gross profit during the quarter was the result of a $363,750, or 29%, increase in net sales, which was partially offset by a $127,128, or 16%, increase in cost of goods sold when compared to same quarter of 1998. The expansion of the service segment through the acquisition of Powder River Cementers added $356,591 in revenue and $277,503 in cost of goods sold during the quarter. The increase in the cost of goods sold due to the acquisition of Powder River Cementers was partially offset with the elimination of $136,628 in contract labor utilized during contract oil well plugging operations and for operating the waste water treatment facilities after those operations were returned to the Company.

For the nine months ended December 31, 1999 the Company had $1,529,068 in gross profit, a $13,446, or 1%, decrease from the $1,542,514 gross profit recognized in the comparable 1998 period. The decrease in gross profit during the nine month period was the result of a $379,266, or 10%, decrease in net sales, which was partially offset by a $365,820, or 15%, decrease in the cost of goods sold when compared to the nine month period ended December 31, 1998. Operations in the Powder River Basin contributed $445,712 in revenue and $308,326 in cost of goods sold during the period. The elimination of contract labor associated with contract well plugging activity and operation of the waste water treatment facilities reduced the cost of goods sold by $273,334 for the period ended December 31, 1999 compared to the nine month period ended December 31, 1998.

Operating expenses for the three months ended December 31, increased $162,024, or 28%, from $576,881 in the 1998 period to $738,905 in the 1999 period. A majority of the increase in other operating expenses were associated with: shareholder matters which increased by $60,498 as a result of expenses incurred to attract new, outside directors and to improve communications with shareholders, to $69,472 in the quarter ended December 31, 1999 from $8,974 in the comparable 1998 period; consulting fees that were $14,895 in the 1999 quarter; and, salaries that increased by $25,426, or 18%, to $169,997 in the 1999 quarter compared to $144,571 in the same period in 1998 as capabilities were expanded to evaluate opportunities and activities in the environmental division increased.

For the nine months ended December 31, 1999 other operating expenses increased $410,611, or 25%, to $2,022,368 from $1,611,757 in the 1998 period. The increase in other operating expenses was mainly due to: an $145,600 increase in expenses incurred to attract new outside directors; an increase of $141,530 in legal costs to settle issues related to the sale of the Raton Basin properties in December of 1998 which were incurred after the sale; a $97,216, or 26%, increase in salaries due to improved capabilities and the return of the operation of the environmental segment to the Company; and, a $32,516 increase in travel expenses as new opportunities were pursued. These increases in other operating expenses were partially offset by a $56,601, or 10%, decrease in Depreciation, Depletion, and Amortization (DD&A) expense after the water treatment facility was written down and the gas property was sold.

Interest expense for the quarter ended December 31, 1999 was $86,015 compared to $60,772 for the comparable period in 1998, a $25,243, or 42% increase. For the nine-month period ended December 31, 1999 interest expense was $405,457 compared to $188,894 for the same period of 1998, a $216,563, or 115% increase. The increase in interest expense in each period is primarily due to the increased debt associated with the financings obtained in April and November 1999. (See Note 2 and Note 4 to the Consolidated Financial Statements)

During the quarter and nine month periods ended December 31, 1998 the Company recorded a gain on the sale of assets of $3,136,807 associated with the sale of its interest in the gas gathering system and oil and gas properties in the Raton Basin.

During the period ended December 31, 1998 the Company recognized a $585,000 non-cash expense for impairment of asset value in accordance with Statement of Accounting Standards No. 121 related to the abandonment by its lessee of the water treatment facilities. The Company has not recognized any impairment in the current period.

Deferred income tax expense of $659,813 was recorded in the three month period ended December 31, 1999 as a result of a change in value of the Evergreen stock held by the Company. The Company had recorded a deferred tax liability from unrealized gains in the Evergreen stock through September 30, 1999, which would be offset by net operating loss carry forwards and therefore resulted in a deferred tax benefit in the six month statement of operations. The unrealized gains were reversed in the quarter ended December 31, 1999 due to a decline in the fair market value of the Evergreen stock, resulting in the deferred tax expense offsetting the deferred tax benefit previously recorded. For the nine months ended December 31, 1999 the Company has recognized income tax expense of $38,250.

OILFIELD SERVICES: The oilfield services segment of the Company generated $1,617,567 in revenues, and $895,374 in cost of sales during the quarter ended December 31, 1999 compared to $958,200 in revenues and $623,195 in cost of sales during the comparable period in 1998. The operating expenses incurred by the oilfield services segment of the Company were $478,850 for the three months ended December 31, 1999 and $364,199 for the three months ended December 31, 1998. Operating income increased to $243,343 for the three months ended December 31, 1999 from an operating loss of $29,194 for the three months ended December 31, 1998. The expansion of the oilfield service segment of the Company, effective August 15th with the acquisition of Powder River Cementers, into the Gillette, Wyoming area generated $356,591 in revenues and $277,503 in cost of sales. The Gillette operations also incurred $74,606 in operating expenses, resulting in the addition of $4,482 in net income for the quarter ended December 31, 1999. (See Note 5 to the Consolidated Financial Statements.)

The oilfield services segment of the Company generated $3,550,706 in revenues and $2,006,237 in cost of sales during the nine months ended December 31, 1999, compared to $3,497,282 in revenues and $2,036,523 in cost of sales during the nine months ended December 31, 1998. The operating expenses incurred by the oilfield services segment of the Company were $1,294.395 for the nine months ended December 31, 1999 and $1,157,485 for the six months ended December 31, 1998. Operating income declined to $62,513 for the nine months ended December 31, 1999 from operating income of $303,274 for the nine months ended December 31, 1998. Extremely wet conditions in the service area during April and May and depressed oil prices resulted in a greatly reduced demand for oil field services during the first six months of the period ended December 31, 1999 compared to the same period ended December 31, 1998.

ENVIRONMENTAL SERVICES: The environmental service segment of the Company incurred a $2,436 operating loss during the quarter ended December 31, 1999 compared to an operating gain of $86,708 for the same period in 1998. The Company operates these properties at a minimum level of activity and recorded no revenue during the three months ended December 31, 1999 compared to $260,789 in revenue during the comparable period of 1998. In October 1996, the Company entered into a five-year renewable management and lease agreement that transferred operating responsibility for this segment to an outside party. During August 1998, the outside party abandoned this management and lease agreement and operating responsibility for this segment was returned to the Company. As a result, in accordance with Statement of Accounting Standards No. 121, the Company recorded a non-cash charge of $585,000 in the nine month period ended December 31, 1998 to reflect an impairment of value of the long-lived assets. This charge reduced the carrying value of property and equipment but did not affect the liquidity of the Company.

The environmental services segment of the Company recorded $33,217 in revenue, $33,826 in cost of sales, and operating expenses of $81,527, resulting in an $82,136 loss during the nine-month period ended December 31, 1999. For the comparable period ended December 31, 1998 the segment showed $300,790 in
revenue, $136,442 in cost of sales, and $138,931 in operating expense.    This
segment also recorded $28,666 of rental income for a net gain of $54,083 during the nine month period ended December 31, 1998. The 1999 operating expense included $47,825 in depreciation expense compared to $117,126 of depreciation recorded in the 1998 expense. The reduction in depreciation was mainly due to the write-down of the assets in accordance with Statement of Accounting Standards No. 121 discussed previously.

OIL AND GAS PRODUCTION: The oil and gas production segment of the Company recorded net revenue from gas sales of $171,316 and operating expenses of $303,890 during the nine months ending December 31, 1998, including $48,054 of depletion and depreciation expense. During August 1998, the Company entered into an agreement with Evergreen Resources, Inc. under which Evergreen purchased the gathering system, acquired an interest in the property and assumed responsibility to manage, operate and develop the properties and market and transport the produced gas. The Company's remaining interest in the properties was sold to Evergreen Resources, Inc. effective December 31, 1998 so this segment of the Company has recorded no revenue during the three-month period ended December 31, 1999. The Company has incurred $21,964 in expenses associated with litigation related to operation of the properties prior to the asset sale. Liability associated with any outstanding litigation was transferred to the new owner at the time the properties were sold and the Company expects no liability associated with these issues.

After the sale of its interest in the Raton Basin of Northern New Mexico and Southeast Colorado, the Company immediately began and continues to search for new development opportunities. As a result of this search the Company acquired a working interest in a coal bed methane property that contains approximately 24,500 gross acres in the Green River Basin of Wyoming. This acreage has 30 to 90 feet of high volatile coal at depths between 1,500 to 3,800 feet. A five well pilot project was developed and subsequent to December 31st the Company drilled the first well on the property. Based on the results of the pilot project, the Company will plan development of the acreage. The Company is also negotiating the acquisition of, or evaluating several other prospects in the Green River Basin. Upon the successful acquisition of additional acreage in the Green River Basin the Company intends to redirect additional oil field service assets to the area in order to service the development of the acreage.

The Company has also entered into a joint venture agreement for the development of an enhanced oil recovery project in the Cherokee Basin of Eastern Kansas where it acquired a 100% working interest before payout for $150,000. The Company will drill and complete 32 wells for an estimated cost of an additional $700,000. The Company will also retain the option to drill 71 wells on the offset leases.

CORPORATE ACTIVITIES: Expenses incurred in corporate activities were $555,468 for the nine months ended December 31, 1999, compared to $201,401 for the nine months ended December 31, 1998. The $354,067 increase in corporate expenses was primarily due to an increase of $279,372 in expenses related to shareholder matters.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had a working capital deficit of $1,432,037 compared to a working capital deficit of $877,643 at March 31, 1999. The increase in the working capital deficit is due to short term borrowings of $2,035,950 collateralized by the Evergreen stock, which is a non-current asset. The funds provided by these borrowings were used for the acquisition of capital assets and to pay current operating expenses.

During the nine months ended December 31, 1999 the Company incurred a cash deficit from operating activities of $355,615 compared to cash generated of $247,005 for the nine months ended December 31, 1998.

Net cash provided by the operation of the oilfield services segment was $685,993 for the nine months ended December 31, 1999. Net cash used by the operation of the environmental services segment, oil and gas segment, and corporate activities was $87,476, $49,540 and $611,784, respectively.

Cash used in investing activities during the nine months ended December 31, 1999, was $2,097,937 compared to $671,093 for the comparable period of 1998. The 1999 activity included the $678,778 in expenditures related to the acquisition of the Green River Basin acreage in Wyoming and $150,000 related to the acquisition of a working interest in the Cherokee Basin property in Eastern Kansas. The Company also expended $394,638 in costs associated with the purchase of Powder River Cementers, LLC and startup of operations in the Powder River Basin of Wyoming and $140,000 for additional facilities in Gillette, Wyoming. In addition to the facilities acquired in Gillette, the Company purchased the facilities that it occupies with its corporate offices in Chanute, Kansas and the facilities that the Oil Field Service Business occupies in Chanute and Ottawa, Kansas and in Bartlesville, Oklahoma. The Company had previously leased these facilities and purchased them through the buy out of the remaining lease for $210,000. The Company also acquired approximately $364,380 in other oil field service equipment during the nine-month period in 1999. During the nine month period ended December 31, 1998 the Company invested an additional $350,195 in oil and gas properties that were sold in December 1998 to Evergreen Resources, Inc. and $145,845 in oil field service equipment. The Company also invested an additional $72,636 in intangible assets.

The Company obtained $1,937,221 in financing, repaid $170,000 in bank debt and obtained $2,388,831 in long-term debt on its equipment and receivable facilities and through a credit facility secured by 100,000 shares of its Evergreen stock during the nine months ended December 31, 1999. The cash received from financing activities was reduced by the repayment of $324,699 of long-term debt and by $27,285 used to repurchase 14,950 shares of Company stock. The Company will continue to look at opportunities to repurchase shares of Company stock at favorable prices. In addition, the Company issued 112,500 shares of common stock, valued at $187,510 to pay consulting fees and acquire Powder River Cementers, LLC.

In April 1999, the Company entered into a financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,500,000 at that time. Under the agreement, the Company borrowed $2,035,950. Borrowings are due April 2000. The Company is obligated to pay back an amount equal to $2,181,250 so long as the Evergreen stock is trading between $17.25 and $22.59 per share. This equates to an approximate 7% effective interest rate and the Company has recorded $104,307 in interest expense related to these borrowings during the nine month period ended December 31, 1999. Should the market price of the Evergreen stock fall below $17.25 per share, the Company will repay the loan at the trading price of the Evergreen stock times the 125,000 collateral shares. If the price exceeds $22.59, the price per share in excess of $22.59 times the 125,000 collateralized shares will be an additional cost. The total expense recognized on the Statement of Operations for the nine months ended December 31, 1999 was $167,211.

In November 1999 the Company entered into an additional financing agreement collateralized by another 100,000 shares of the Evergreen stock that it holds with a fair value of $2,075,000 at that time. Under this agreement, the Company borrowed $1,652,596. Borrowings are due November, 2001. The Company is obligated to pay back an amount equal to $1,904,000 so long as the Evergreen stock is trading between $19.04 and $27.51 per share. This equates to an approximate 7.5% effective interest rate and the Company has recorded $16,660 in interest expense related to these borrowings during the nine month period ended December 31, 1999. Should the market price of the Evergreen stock fall below $19.04 per share, the Company will repay the loan at the trading price of the Evergreen stock times the 100,000 collateral shares. If the price exceeds $27.51, the price per share in excess of $27.51 times the 100,000 shares will be an additional cost.

Effective August 16, 1999 the Company acquired Powder River Cementers, LLC, a well cementing company located in Gillette, Wyoming for $325,000 and 100,000 shares of Infinity common stock valued at $168,760. As a result of this acquisition the Company began oil field service operations in the coal bed methane development now taking place in the Powder River Basin of Wyoming. Assets of this company included a cement truck, bulk cement truck and a bulk cement blending and storage facility and an agreement to provide cementing services on up to 1,000 wells for a major drilling operator in the basin. The Company also incurred another $69,638 associated with establishing operations in Gillette and $140,000 for additional facilities there.

During the quarter ended December 31, 1999 the Company entered into an agreement to purchase the facilities that it currently occupies in Chanute and Ottawa, Kansas and Bartlesville, Oklahoma for $210,000. The Company also entered into an agreement to purchase additional facilities in Gillette, Wyoming for $140,000. Financing for the purchase has been arranged through local sources at a rate of 8.5% for 84 months and closings on the purchases occurred on November 15th and November 18th respectively.

The Company acquired a working interest in a coal bed methane property that contains 24,500 gross acres in the Green River Basin of Wyoming. Capital expenditures, including acquisition costs, were $678,778 through December 31, 1999. Subsequent to December 31, 1999 the Company drilled the first test well in the Green River Basin and reopened an existing well bore to be used as a water disposal well when production begins. The Company is waiting for the results of the various tests being performed by external consultants to be completed before announcing estimates of the recoverable reserves. Future development of the acreage is dependent on the final results of the drilling evaluation. The company has entered into discussions with several prospective partners in regards to this development and the cost that will be incurred by the Company will be dependent on these discussions and the plan of development.

The Company has also entered into a joint venture agreement for the development of an enhanced oil recovery project in the Cherokee Basin of Eastern Kansas where it acquired a 100% working interest before payout for $150,000. The Company will drill and complete 32 wells for an estimated cost of an additional $700,000. The Company will also retain the option to drill 71 wells on the offset leases.

The Company has committed to fund a $750,000, 10% convertible debenture if the authorizing company obtains an oil concession. Management believes that the likelihood of the authorizing company obtaining the concession is fair and that funds may need to be available prior to March 31, 2000, the end of the current fiscal year. In such event, the Company would finance the debenture with funds from borrowings secured by shares of Evergreen stock or with the proceeds from the sale of shares of the Evergreen Stock.

Management believes that the cash flow generated by the increase in oil field service sales, through borrowings secured by Company assets, or through the sale of shares of Evergreen stock held by the Company will provide sufficient liquidity to meet the Company's needs for the remainder of the fiscal year ending March 31, 2000. The ability of the Company to finance future projects will be dependent on the success of the pilot project in the Green River Basin and its attractiveness to potential partners and the ability of the Company to generate positive cash flow from its oilfield service segment and through revenues from oil sales with the development of the Cherokee Basin properties of Eastern Kansas.

YEAR 2000 CONCERNS

The Company has experienced no problems directly or through any of its vendors or customers related to the year 2000. The Company will continue to monitor its systems, but does not believe that there will be any adverse affects in future months.

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

Item 1.  Legal Proceedings.

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

The court has ordered that all claims and defenses in this case be handled through arbitration. An arbitrator has been selected and the Company is finalizing preparations for the arbitration hearing that will occur in March 2000. The Company believes that it still has no liability in relation to the claims and that the claims will not have an impact on the liquidity of the Company.

Item 2.  Changes in Securities

During the three month period ended December 31, 1999, the Company did not issue any securities that were not registered under the Securities Act of 1933.

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

       (d)   Exhibits.  The following exhibit is being filed with this report:

         Exhibit 27   Financial Data Schedule

       (e)   Reports on Form 8-K.  None

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INFINITY, INC.


Dated: February 11, 2000          By /s/ Stanton E. Ross
                                    Stanton E. Ross, President



                                  By /s/ Jon D. Klugh
                                    Jon D. Klugh, Chief Financial Officer



                                    EXHIBIT

                                                       METHOD OF FILING

 27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically