Form 10KSB
period 2000-03-31
INFINITY INC
filed 2000-06-26
CIK 822746

                U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Fiscal Year ended:  March 31, 2000

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _______ to ________

                         Commission File No.  0-17204

                                  INFINITY, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

         Colorado                                 81-1070066
(State or Other Jurisdiction of             (I.R.S. Employer Identi-
Incorporation or Organization)                  fication Number)

                 211 West 14th Street, Chanute, Kansas 66720
          (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (316) 431-6200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year: $5,172,798

As of June 1, 2000, 2,953,561 Shares of the Registrant's $0.0001 Par Value Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $15,469,000.

Documents incorporated by reference: Proxy statement for the Annual Meeting of Shareholders to be held on July 20, 2000.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Infinity, Inc. ("Infinity" or the "Company") was organized as a Colorado corporation on April 2, 1987.

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

     In September 1995, Infinity Oil and Gas, Inc. ("IOG") was created to pursue exploration and development opportunities in the oil and gas industry. The Company owned 55% of the common shares of IOG for which it paid $550 and during the year ended March 31, 1996, invested $120,000 in preferred stock of IOG. From April 1, 1996 through February 1997, the Company invested an additional $59,000 in IOG's preferred stock.

     During February 1997, the Company and IOG agreed to the cancellation of the Company's preferred stock and a portion of its Common Stock, reducing the Company's ownership in IOG to 10% of its Common Stock. In exchange for such cancellation, the Company received a promissory note in the amount of $50,000 that was subsequently repaid. In addition, the Company will receive an overriding royalty on certain oil and gas leases held by IOG known as the "Redstone Project." The amount of the overriding royalty will be based on the terms of the sale of the Redstone Project by IOG. During July 1997, the Company agreed to cancel the remaining 10% common stock interest in IOG in conjunction with the acquisition of a gas development property.

     In November 1995, CIS Oil and Gas, Inc. ("COG"), a wholly owned subsidiary, was created to acquire mineral rights and to develop and operate properties. During the year ended March 31, 1996 COG acquired rights to approximately 24,000 acres of land in the Raton Basin in Southeastern Colorado, and drilled fifteen wells to produce coal bed methane gas from this property. During the year ended March 31, 1997, the Company drilled an additional five wells and built a pipeline system on the property to connect the wells to the Colorado Interstate Gas pipeline. During the year ended March 31, 1998, the Company drilled an additional ten wells and began commercial gas production, and also acquired development rights to approximately 17,000 additional acres of land in the Raton Basin. During the summer of 1998, the Company entered into joint venture agreements with Evergreen Resources, Inc. ("Evergreen") concerning the development of these properties, and then, effective December 31, 1998, the Company sold all of its interest in these properties to Evergreen. As a result of this sale, COG is now inactive.

     In January 1997, Consolidated Pipeline, Inc. ("CPI"), a wholly owned subsidiary, was reorganized to operate the Company's gas gathering pipeline system constructed to connect the wells on the Raton property to the Colorado

Interstate Gas pipeline. The pipeline system was sold to Evergreen during 1998. As a result, this subsidiary is now also inactive.

     At the close of business on March 24, 1999, the Company effected a 1-for-4 reverse split of its outstanding Common Stock. All share numbers and per share amounts in this report give effect to this reverse split.

     Effective August 16, 1999 CIS and Infinity acquired Powder River Cementers, LLC, a well cementing company located in Gillette, Wyoming for $394,638 including acquisition costs, and 100,000 shares of Infinity common stock were placed in escrow contingent on certain performance levels being reached by the business that was acquired. On March 20, 2000 as final settlement on the acquisition, the Company paid an additional $200,000 to the former owners of Powder River Cementers, LLC. With this payment, the Company settled all outstanding issues related to receivables and payables associated with the acquisition and the shares in escrow were returned to the Company. Assets of this company included a cement pump truck, bulk cement truck and a bulk cement blending and storage facility. In addition to the physical assets, the Company acquired the rights to an agreement to provide cementing services for up to 1,000 wells being drilled by a major operator in the basin.

     Infinity Oil and Gas of Kansas, Inc. ("IOG-KS"), a recently incorporated wholly owned subsidiary of the Company acquired a working interest in the Cherokee Basin of Eastern Kansas through the signing of a joint venture with Verde Oil Company ("Verde") during the fiscal year ended March 31, 2000. IOG-KS acquired a 100% working interest until payout, 80% net revenue interest, in an 80-acre lease to be developed as an enhanced oil recovery project. IOG-KS, with Verde as the operator, has drilled 33 wells and currently has production flowing from fourteen of the wells. Sixteen of the wells will be utilized as injection wells for a polymer injection enhanced oil recovery project, 16 utilized as producers, with the remaining well being a water supply well for the injection facility. IOG-KS also has the option to drill 88 additional and recomplete 83 existing wells on offsetting acreage in conjunction with the project. A 50% working interest, 40% net revenue interest in the property, will revert to Verde when the costs of project development have been recovered. Reserve reports prepared by independent petroleum engineers show proved reserves of 110,500 barrels of oil with a discounted future net cash flow of $1,684,144 for the conventional water flood development that is in place. The Company anticipates the potential of a much greater volume of oil being recovered when it initiates the polymer injection.

     Infinity Oil and Gas of Wyoming, Inc. ("IOG-WY"), a recently incorporated wholly owned subsidiary of the Company acquired a working interest in a coal bed methane property that contains 24,500 gross acres in the Green River Basin of Wyoming. The lease on approximately 19,500 acres of the property is subject to 30% participation election by the original lessor of the acreage. If the party chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated revenue interest is retained by IOG-WY until the individual well has generated earnings to recover the cost of the well plus the 300% non-consent penalty. The Company has acquired a 100% working interest, with no working interest provisions, and an approximate 80% net revenue interest on the remaining 5,000 acres of the property. IOG-WY has drilled one coal bed methane gas well and expects to drill four additional wells as soon as permitting can be completed. Reserve reports prepared by independent petroleum engineers show total proved undeveloped reserves of 699 Billion cubic feet ("BCF") of gas, 559 BCF net to the Company's interest, with discounted (10%) future net cash flows before income taxes of $374,407,259.

     On October 31, 1999, CIS-Oklahoma, Inc. ("CIS-OK"), a wholly owned subsidiary of the Company acquired the real property and facilities that the Company was leasing and occupying in Chanute and Ottawa, Kansas and Bartlesville, Oklahoma from Consolidated Oil Well Services, Inc. ("COWS") for $210,000. COWS is the former owner of the oil and gas well service assets purchased by Consolidated Industrial Services, Inc. ("CIS") in January of 1994.

     Unless the context otherwise requires, Infinity, Inc. and its subsidiaries, CIS, IOG-KS, IOG-WY, CIS-OK and the inactive subsidiaries; Infinity Research and Development, Inc. ("IRD"), L.D.C. Food Systems, Inc. ("LDC"), COG, and CPI are referred to herein collectively as the "Company".

BUSINESS ACTIVITIES

     The Company is primarily engaged in providing oil and gas well services through CIS and in the identification, acquisition, and development of oil and gas properties through IOG-KS and IOG-WY. The Company also operates a wastewater treatment facility on a limited basis.

     The Company's CIS subsidiary provides services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping and water hauling. Consolidated previously provided on-site remediation services for hazardous and non-hazardous waste, and operated a centralized water treatment facility and facilities to treat brine water produced by oil and gas wells. In 1996, these facilities were leased to and operated by an unrelated environmental services company. In August 1998, the environmental services company abandoned these facilities (See "Legal Proceedings") and the Company resumed operations. The Company immediately shut down the facility in Chanute, Kansas and is in the process of dismantling that facility. The Company estimates the cost to dismantle the facility will be approximately the same as the value of the equipment that will be salvaged. As a result, the Company has not accrued any additional liability associated with this issue. The Cheyenne, Wyoming facility operates on a limited basis.

     The Company's IOG-KS and IOG-WY subsidiaries are engaged in the acquisition and development of oil and gas properties. The activities of these companies focus on the acquisition of interests that allow the Company to utilize its experience gained and assets owned as the largest oil and gas well service provider in Eastern Kansas and Northeastern Oklahoma. IOG-KS current interest focuses on the production of oil from an enhanced oil recovery project in the Cherokee Basin of Eastern Kansas. IOG-WY has acquired an interest in the Green River Basin of South West Wyoming for the purpose of producing Coal Bed Methane Gas. For a complete description of the properties and the activities related to these properties see "Item 2. Description of Property - Oil and Gas Interest in Leasehold Acreage".

COMPETITION

     In the oil field services division the Company has limited competition in Eastern Kansas. In Northeastern Oklahoma the Company competes with Halliburton, a major oil field service company, and several small local companies. In both of these areas, the recent downturn in the industry resulted in well service equipment becoming available as companies exited the industry. Some of the Company's customers have acquired this equipment and are attempting to service their own wells. The Company's bulk materials facilities, experienced work force, and well maintained fleet of service vehicles puts it at an advantage and the Company expects to see revenues to continue to recover in these locations as conditions in the industry improve.

     The Company continues to see competition from 3 major service companies:
Halliburton, BJ Services, and Dowell; and multiple smaller cementing companies in Northeastern Wyoming. The Company may be at a competitive disadvantage when compared to the major companies that are well established with substantial financial resources. These companies can redirect assets and manpower, much like CIS has done, to insure that resources to meet the growing demand are available. Some of the exploration and development companies in this area also have the resources available to develop their own service providers. The Company's ability to provide cementing services that meet the market demand in a timely manner while providing quality service to the wells will be crucial to the Company's ability to compete in this extremely active market.

     Infinity's growth strategy includes the acquisition of oil and gas properties. There can be no assurance, however, that the Company will be able to successfully acquire identified targets, or have the financing available for the acquisitions. Many companies are now focusing on the same types of acquisitions that IOG-KS and IOG-WY are trying to make and many of these companies have more financial resources available for acquiring the properties.

MAJOR CUSTOMERS

      CIS provided services to over 150 customers during the fiscal year ended March 31, 2000. CIS billed Pennaco Energy approximately $630,000 and Black Rain/Spartain approximately $620,000 for services accounting for approximately 12% each of the total revenues generated by the Company. During the fiscal year ended March 31, 1999 the Company billed Thermal Energy Corporation $1,141,000, which represented 24% of the Company's net sales.

EMPLOYEES

     The Company and its subsidiaries currently have approximately 62 employees. The Company intends to hire additional employees as the development of its business require.

ITEM 2. DESCRIPTION OF PROPERTY

BUSINESS PROPERTIES

     The Company's headquarters is located at 211 West 14th Street, Chanute, Kansas 66720, along with operating facilities of CIS's oil well services business. This facility was originally leased from Consolidated Oil Well Services, Inc. ("COWS"), the former owner of the business of CIS, but was purchased from COWS in November of 1999. Funds for the acquisition were obtained through a loan from a local bank, secured by the properties themselves.

     CIS is based on the business and operations acquired from COWS in January of 1994 and Powder River Cementers, LLC in August of 1999. This subsidiary provides numerous services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping and water hauling. CIS provides these services out of service facilities it owns in Chanute and Ottawa, Kansas; Bartlesville, Oklahoma; and Gillette, Wyoming utilizing a fleet of approximately 130 vehicles. These vehicles were specifically designed to provide service to oil and gas well operators working at depths ranging from 100 to 4,000 feet as is usually the case in Eastern

Kansas, Northeastern Oklahoma, and the coal bed methane development of the Powder River and Green River Basins of Wyoming.

     The Company leases property near Cheyenne, Wyoming, which is the site of the brine water treatment facility. Rent on this land lease is $1,000 per year for a term of up to twenty-five years beginning July, 1994.

OIL AND GAS INTEREST IN LEASEHOLD ACREAGE

     COG held oil and gas interests in the Raton Basin in Southeastern Colorado as of March 31, 1998. COG sold all of its interest in this acreage in December of 1998.

     IOG-KS acquired, through a joint venture with Verde Oil Company ("Verde"), a 100% working interest before payout in an 80-acre, Verde operated lease in Southeast Kansas known as the Manson Lease. As a 100% working interest owner, IOG-KS is responsible for all costs associated with the development of the property as a polymer augmented water flood project. Total capital costs of this enhanced oil recovery project are expected to be $900,000 for the drilling of 16 injection wells, 16 producing wells and 1 water supply well, installation of oil gathering facilities, and installation of the injection facilities on the property. As of March 31, the Company had incurred approximately $404,000 of the development costs. Part of this cost will be offset by revenue generated in the service business by performing all of the completion and stimulation work needed during the development.

     The working interest acquired by IOG-KS is subject to a 20% royalty on revenue generated and 50% working interest back-in provision held by Verde. The joint venture agreement will allow IOG-KS to recover 100% of its development costs prior to Verde regaining a 50% working interest in the property. After payout, IOG-KS will have a 50% working interest and a 40% net revenue interest. With the acquisition of the Manson Lease, IOG-KS also received options to drill an additional 88 wells and rework 83 wells on offsetting properties under the same working interest provisions as were utilized for the Manson Lease. Verde, as operator of the property, will also market IOG-KS's share of the oil production.

     IOG-WY acquired a working interest in approximately 24,500 acres of Coal Bed Methane mineral leases in the Green River Basin of South Central Wyoming. IOG-WY acquired the leasehold for $1.1 million, or approximately $45.50 per acre and has spent $331,000 drilling the first well on the property. The lease on approximately 19,500 acres of the property is subject to 30% participation election by the original lessor of the acreage. If the party chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated revenue interest is retained by IOG-WY until the individual well has generated earnings to recover the cost of the well plus a 300% non-consent penalty. The Company acquired a 100% working interest, with no working interest provisions, and an approximate 80% net revenue interest on the remaining 5,000 acres of the property.

     The following table set forth the Company's oil and gas lease acreage and the number of wells producing and drilled as of March 31 of each year:

                                   1998             1999         2000
                              --------------   -----------   ---------------
                               Gross   Net     Gross  Net     Gross    Net
                              ------  ------   -----  ---    ------   ------
Raton Undeveloped             35,560  27,648     -     -        -        -
Raton Developed                5,440   5,440     -     -        -        -
Raton Producing Wells             30      30     -     -        -        -

Exploratory Wells Drilled          -       -     -     -        -        -
Development wells drilled         10      10     -     -        -        -

Green River Undeveloped            -       -     -     -     24,500   24,500
Green River Developed              -       -     -     -        -        -
Green River Producing Wells        -       -     -     -        -        -
Exploratory Wells Drilled          -       -     -     -          1        1
Development wells drilled          -       -     -     -        -        -

Cherokee Undeveloped               -       -     -     -        -        -
Cherokee Developed                 -       -     -     -         80       80
Cherokee Producing Wells           -       -     -     -          2        2
Exploratory wells drilled          -       -     -     -        -        -
Development wells drilled          -       -     -     -         17       17

OIL AND GAS RESERVES

     The table below sets forth the Company's quantities of proved reserves as determined by independent petroleum engineers Fairchild and Wells, Inc. All of these proved reserves were located in the continental U.S., and the present value of estimated future net revenues from these reserves is on a non-escalated basis discounted at 10 percent per year as of period indicated. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to March 31, 2000. The Company had no proved reserves at the end of its prior fiscal year.

                                                       March 31, 2000
                                                       --------------

     Estimated proved Gas Reserves (MCF)                 558,953,000
     Estimated Proved Oil Reserves (BLS)                     110,500
     Present Value of Future Net Revenues
     (before future income tax expense)                 $376,091,403

Reference should be made to Note 16 (Supplemental Oil and Gas Information - Unaudited) to the consolidated financial statements for additional information pertaining to the Company's proved oil and gas reserves. During the fiscal year ended March 31, 2000, the Company did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency.

PRODUCTION, PRICE AND COST DATA

     The Company began acquisition and development activities relating to the Green River Basin and Cherokee Basin in the fiscal year ended March 31, 2000. Prior to yearend, insufficient operating activities and production had occurred for the Company to determine average production costs and average selling prices for the year from the Cherokee Basin Property.

     During the year ended March 31, 1999, prior to the sale of the Company's gas properties, the Company received an average selling price of $1.12 per Mcf of gas sold. During the year ended March 31, 1998, the Company received an average selling price of $1.32 per Mcf of gas sold.

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

DELIVERY COMMITMENTS

     The Company presently has no agreements or commitments to provide quantities of oil or gas in the future. The Company has not reported information on oil or gas reserves to any federal agency or authority.

ITEM 3.  LEGAL PROCEEDINGS

Alpha Energy, Inc. Lawsuit

     In February 1998, Alpha Energy, Inc. ("Alpha") filed a lawsuit in the District Court of Las Animas County, Colorado, against COG and others in connection with a contract dispute involving COG's coal bed methane gas project in the Raton Basin of Colorado. Alpha was seeking to foreclose on a lien on the project and receive damages from COG of $256,000 plus interest for breach of contract and unjust enrichment. COG filed a counterclaim against Alpha for breach of contract and negligent design. A basic agreement to settle was reached in February 1999 and the District Court issued an order dismissing the case with prejudice on April 23, 1999. Evergreen Resources, Inc. agreed to assume all responsibility for whatever monies COG owed Alpha through the Purchase and Sale Agreement between COG and Evergreen Resources, Inc. executed in January 1999.

Great Plains Environmental, Inc. Lawsuit

     On November 4, 1998, the Company's CIS subsidiary filed a lawsuit in the District Court of Neosho County, Kansas against Great Plains Environmental, Inc. ("GPE") and its principals in connection with the termination of GPE's lease of CIS' wastewater treatment facilities in Cheyenne, Wyoming and Chanute, Kansas. CIS was seeking damages in excess of $500,000 for unpaid rent, costs related to CIS regaining control of the facilities, missing equipment and tools, and attorneys' fees. CIS was also seeking damages from certain principals of GPE under personal guarantees from such persons, and for other reasons.

     In January 1999, GPE and the other defendants filed an answer generally denying the claims of CIS, and filed a counter-claim alleging that CIS had locked GPE out of the facilities and misrepresented the condition of the equipment at these facilities. GPE was seeking damages in excess of $500,000 from CIS.

     The court ordered that all claims and defenses in this case be handled through arbitration. Prior to the arbitration trial, CIS was notified that GPE had filed bankruptcy in the state of Colorado. The case was presented to arbitration in March of 2000. When the defendants failed to appear at the arbitration trial and present evidence the claims against CIS were dismissed by the arbitrator. The arbitrator ruled in favor of CIS on its claims and in April of 2000 awarded CIS claims and damages of $890,000. Subsequent to the arbitration ruling the principals of GPE also filed for Bankruptcy protection in the State of Colorado. The Company does not believe it will collect any claims or damages related to this lawsuit.

Blue Green Corporation of the Rockies Lawsuit

     In March 1999, Bluegreen Corporation of the Rockies ("Bluegreen") filed a complaint against the Company's subsidiary, COG and H. Huffman and Company ("Huffman") in the U. S. District Court for the District of Colorado. The subsidiary was served on June 29, 1999. The gas development property that the Company sold effective December 31, 1998 was subleased from Huffman who had leased the property from Bluegreen. Bluegreen alleges breaches by Huffman and COG under this lease and claims damages and other relief. COG answered the complaint and filed counterclaims against Bluegreen for damages related to breaches of the same lease. COG also filed a third party complaint for indemnification against Evergreen Resources, Inc. based upon their assumptions of rights and responsibilities under this lease pursuant to the sale agreement effective December 31, 1998. The case was dismissed without prejudice by consent of all parties in October 1999. In order to eliminate the statute of limitations associated with these claims, the parties have put in place a tolling agreement and any party may re-file their claims at any time. However, the Company believes that it still has no liability in relation to the claims and that the claims will not have an impact on the liquidity of the Company.

Weatherford Enterra Compression Co. Lawsuit

     Weatherford Enterra Compression Co. ("Weatherford") filed a complaint against the Company's COG subsidiary in the Nueces County (Texas) County Court. The subsidiary was served with a copy of the Texas lawsuit in January 1999. According to documents received from the Company's legal counsel, Weatherford is seeking damages of between $100,000 and $135,000 in rental payments and reimbursement for interest, court costs and attorney fees. COG contracted with Weatherford to rent a natural gas compressor as part of its natural gas gathering system in the Raton Basin of Colorado. The compressor broke down frequently and a dispute arose as to the amounts due Weatherford under the lease. Potential damages are not covered by insurance. But, in a purchase and Sale Agreement between COG and Evergreen executed in January 1999, Evergreen assumed all responsibility for resolving all claims made by Weatherford. The Company believes it has no liability in relation to the claims and that the claims will not have an impact on the liquidity of the Company.

     There are no other pending material legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No Matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year covered in this report.

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

          Quarter Ended                    High          Low
          -------------                    ----          ---

          June 30, 1998                   $9.50          $6.75
          September 30, 1998              $8.75          $4.00
          December 31, 1998               $5.00          $2.50
          March 31, 1999                  $3.50          $1.00

          June 30, 1999                   $3.38          $1.06
          September 30, 1999              $2.69          $1.56
          December 31, 1999               $2.69          $1.63
          March 31, 2000                  $8.56          $1.63

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's $0.0001 par value common stock at June 1, 2000, was 218 and the Company has over 1,470 beneficial owners of such stock.

     DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated in the foreseeable future. Pursuant to the terms of the Loan Agreement with CIT Group/Credit Finance, Inc., the Company's CIS subsidiary is prohibited from paying any dividends to the Company during the term of that agreement. (See "Item 6. - Liquidity and Capital Resources")

     SALES OF UNREGISTERED SECURITIES. During the quarter ended March 31, 2000, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Infinity and its subsidiaries IOG-WY, IOG-KS and CIS are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage, and providing oil and gas well services. The Company's acquisition strategy focuses on acreage or strategic alliances that allow the Company to utilize its service equipment and the experience gained as the Company became the largest oilfield service company in Eastern Kansas and Northeast Oklahoma while developing the acreage. Infinity's primary focus is on the development of its coal bed methane properties located on 24,500 gross acres in the Green River Basin of Wyoming, the development of an enhanced oil recovery project located on 80 acres in the Cherokee Basin of Eastern Kansas and on providing oil and gas well service in Eastern Kansas, Northeast Oklahoma, and in the Powder River Basin of Wyoming. The Company's involvement in the wastewater disposal industry through its wastewater division has been scaled back significantly with only limited operations occurring at the Cheyenne, Wyoming facility.

RESULTS OF OPERATIONS

     The oil field services segment of the Company generated $5,122,404 in revenues and $3,026,821 in cost of sales during the year ended March 31, 2000 compared to $4,291,226 in revenues and $2,578,695 in cost of sales for the year ended March 31, 1999. The increase in revenues in the year ended March 31, 2000, was due to $900,157 in sales generated by the Gillette, Wyoming ("Gillette") operations, which were partially offset by a $208,278 decrease in sales due to the elimination of the Colorado operations. Revenue from all of the other service facilities increased $139,299 in the year ended March 31, 2000 compared to the year ended March 31, 1999. The cost of sales increased by $656,307 in the year ended March 31, 2000 when compared to the year ended March 31, 1999 due to the addition of the Gillette operations and by $123,908 due to purchase of nitrogen for use in the fracturing operations. This increase in cost of sales was partially offset by the elimination of the $142,860 in cost of sales associated with the Colorado operations in the year ended March 31, 1999. The Company incurred approximately $105,000 in non-recurring travel, housing and meal expenses associated with the temporary staffing, reallocation of equipment, and integration of Powder River Cementers, LLC. into the service operations. The operating expenses incurred by the oil field services segment of the Company were $1,928,219 for the year ended March 31, 2000 and $1,552,180 for the year ended March 31, 1999. The $202,271 increase in operating expenses due to the addition of the Gillette operations in the year ended March 31, 2000 was partially offset by the elimination of $97,816 in operating expenses associated with the discontinued Colorado operations in the year ended March 31, 1999. Depreciation and Amortization costs for the oil field service segment in the year ended March 31, 2000 were $697,957 compared to $578,742 in the year ended March 31, 1999. The increase in depreciation was mainly related to the addition of the equipment purchased in the Powder River, LLC acquisition and equipment purchased and put into service in the other operating areas. Net operating income for this segment increased to a profit of $167,364 for the year ended March 31, 2000, as compared to net operating income of $160,351 for the year ended March 31, 1999.

     The environmental services segment of the Company, which includes all water treatment activities, generated $42,838 in revenue while incurring $79,271 in cost of goods sold during the year ended March 31, 2000 compared to $389,662 in revenue and $185,300 of cost of goods sold in the year ended March 31, 1999. Operating expenses incurred by the division were $142,197 in the year ended March 31, 2000 and $243,115 in the year ended March 31, 1999 including $63,767 and $113,342 in depreciation for each year respectively. The facilities associated with this business segment, located in Chanute, Kansas and Cheyenne, Wyoming, had been leased to an environmental service company under a five-year management and lease agreement in 1996. During August of 1998, the environmental service company abandoned the facilities and operating responsibility for this segment was returned to the Company. As a result, in accordance with Statement of Accounting Standards No. 121, the Company recorded a non-cash charge of $585,000 to reflect an impairment of value of the long-lived assets. This charge reduced the carrying value of property and equipment but did not affect the liquidity of the company. The Company is currently operating the Cheyenne facility on a limited basis and is in the process of dismantling the Chanute facility. The Company estimates the cost to dismantle the facility will be approximately the same as the value of the equipment that will be salvaged. As a result, the Company has not accrued any additional liability associated with this issue.

     During the year ended March 31, 1999 the oil and gas production segment of the Company recorded revenue of $171,316 and expenses of $298,079, including $48,054 of depreciation and depletion prior to the sale of the oil and gas properties in December of 1998. During the year ended March 31, 2000 the Company incurred legal expenses of $77,607 associated with issues that occurred prior to the sale of the properties. The Company also had $7,556 of revenue from oil sales and $23,323 in operating expenses, including $16,357 in depreciation, associated with oil and gas production operations during the year ended March 31, 2000.

     Expenses incurred in corporate activities were $846,811 in the year ended March 31, 2000 compared to $373,101 for the year ended March 31, 1999. Travel expenses increased to $230,451 in the year ended March 31, 2000 from $64,868 in the year ended March 31, 1999. These additional expenses were incurred in relation to the identification of potential acquisition candidates and during the negotiations associated with acquiring oil and gas properties and Powder River Cementers, LLC. The Company also incurred $222,254 in expenses associated with shareholder matters in the year ended March 31, 2000 compared to $46,790 incurred in the year ended March 31, 1999. The increase in expense for the year ended March 31, 2000, was due to an increase in activities to attract new, outside directors and improve communications with shareholders compared to the expense incurred in the year ended March 31, 1999.

     During the fiscal year ended March 31, 2000 the Company experienced a net loss before taxes of ($1,393,362) compared to net income before taxes of $1,840,889 during the fiscal year ended March 31, 1999. This decrease in net income before taxes was mainly the result of a decrease in gain on sale of fixed assets from $3,044,094 in the year ended March 31, 1999, which included the sale of the Raton Basin leasehold and producing properties, to $27,899 in the year ended March 31, 2000. The significant gain on the sale of assets in the year ended March 31, 1999 was partially offset by the ($585,000) write-down of wastewater treatment assets. In the year ended March 31, 2000 interest expense increased by $258,677 as a result of the increase in debt that was secured by 325,000 shares of the Evergreen Stock and corporate expenses increased by $473,710 compared to the previous year, as previously discussed.

     The net loss after taxes was ($752,598) in the year ended March 31, 2000 compared to net income after taxes of $2,357,264 for the prior fiscal year. Tax credits applied to the net loss for the fiscal year ended March 31, 2000 were $640,764 compared to $516,375 applied to the net income for the year ended March 31, 1999. The increase in tax credits is related to the appreciation of the value of the Evergreen stock held for sale in the fiscal year ended March 31, 2000 compared to the appreciation of the value during the year ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had a working capital deficit of $1,111,106 compared to a working capital deficit of $877,643 at March 31, 1999. The increase in the working capital deficit when compared to the prior year is mainly due to the increase in the current portion of the CIT financing that is due within one year. The Company will continue to pay its current principal and interest payments on this loan and a determination will be made during the third quarter of the fiscal year ended March 31, 2001 on whether to refinance the balance.

     During the year ended March 31, 2000, cash used by operating activities was $995,878 compared to cash generated by operating activity of $176,020 for the year ended March 31, 1999. The primary reason for the reduction in operating cash flow was the net loss of $752,598 during the year ended March 31, 2000.

     Direct net cash provided by the operation of the oilfield services segment of the Company was $865,321 for the year ended March 31, 2000. Net cash used in the operation of the environmental services segment, oil and gas segment, and corporate activities was $114,863, $78,011 and $843,870, respectively during this same period.

     Cash used in investing activities during the year ended March 31, 2000 was $3,690,751 compared to $636,565 used in the year ended March 31, 1999. The increase in cash used in investing activities during the year ended March 31, 2000 was the result of the several major acquisitions. The Company acquired an interest in 24,500 acres of leasehold in the Green River Basin of Wyoming and drilled one test well for a total cost of $1,445,423. The Company expects to drill an additional 4 wells on the acreage, equip the 5 wells for production, and install gathering and water disposal facilities associated with operating the properties during the first half of fiscal year 2000 at an estimated additional cost of $2,000,000.

     The Company also acquired an interest in the Manson Lease in the Cherokee Basin of Eastern Kansas through a joint venture agreement with Verde. Capital costs incurred with this acquisition were $150,000 associated with the lease acreage and $254,163 in development costs. Subsequent to March 31, 2000 the joint venture operator has completed drilling the 16 production wells, 16 injection wells, a water supply well and is completing the installation of the associated production, gathering, and injection facilities. The Company estimates it will incur total costs of approximately $900,000 on this project.

      An additional major acquisition made by the Company in the year ended March 31, 2000 was the purchase of Powder River Cementers, LLC for $525,000. In addition, the Company paid $306,268 for operating facilities including real property and furnishings used to house employees on temporary assignment in Gillette. Subsequent to March 31, 2000 the crew quarters and furnishings were sold to an unrelated third party.

     During December 1999, the Company acquired, for a cost of $210,000, the operating facilities that it occupies in Chanute and Ottawa, Kansas and Bartlesville, Oklahoma through a buy- out of the remaining lease commitment it had on the properties. These properties had originally been leased from the former owner of CIS. The Company also made $42,220 in capital improvements on the facilities during the year.

     The Company also acquired approximately $570,000 in other oil field service equipment during the year ended March 31, 2000 and invested approximately $130,000 in other assets.

     During the year ended March 31, 1999 a $459,019 of the cash used in investment activities was used in the development of the coal bed methane properties in the Raton Basin. The additional cash used was used for the purchase of other oilfield service assets.

     The Company obtained $2,270,160 in short term financing, repaid $300,000 in bank debt and obtained $4,102,070 in long-term debt on its equipment and receivables facility and through credit facilities secured by shares of its Evergreen stock during the year ended March 31, 2000. The $2,270,160 was refinanced in April 2000 with a two-year note and was then reclassified to Long Term Debt. The cash received from financing activities was reduced by the repayment of $677,491 in long-term debt and by $27,275 used to repurchase 14,950 shares of Company stock. In addition, the Company issued 12,500 shares of common stock, valued at $18,750 to pay consulting fees.

     On February 6, 1998, the Company's CIS subsidiary obtained a credit facility for a total of $4,000,000. This facility provided $2,7000,000 of immediate equipment financing requiring payments of $45,000 per month until maturity at February 6, 2001. In addition, the facility provides $1,000,000 availability for additional equipment purchases and a revolving credit line based on 80% of current accounts receivable. The Company took an advance of $100,000 on this availability during the year ended March 31, 2000. The proceeds from this advance were used to finance a portion of the Powder River Cementers, LLC acquisition. Interest on this facility is payable monthly at a rate of prime plus 2%. This facility is secured by substantially all oilfield service equipment and other assets of the CIS subsidiary. Further security is provided by the personal guaranty of the Company's President secured by the pledge of a portion of the President's stock in the Company.

     In April 1999, the Company entered into a financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,500,000 at that time. Under the agreement, the Company borrowed $2,035,950 with borrowings due April 2000. The Company was obligated to pay back an amount equal to $2,181,250 so long as the Evergreen stock was trading between $17.25 and $22.59 per share. This equates to an approximate 7% effective interest rate and the Company recorded $141,980 in interest expense related to these borrowings during the year ended March 31, 2000. Subsequent to March 31, 2000, on the closing date of the financing agreement, the Company entered into a new financing agreement secured by the same 125,000 shares of Evergreen stock to fund the payment of the original note. Due to the $24.50 price of the Evergreen stock on the April 13 settlement date the Company was obligated to pay back $2,420,547 which was funded by the proceeds of the new financing agreement and with $70,393 of cash on hand. The additional cost associated with the settlement of the original financing was $238,750. The company had accrued $132,270 in additional expense associated with this issue in the year ended March 31, 2000. The $106,480 in additional settlement costs will be recognized as interest expense in the future period. Under the terms of the new financing agreement with an effective date of April 18, 2000 the Company received $2,350,154 that was used to settle the original financing agreement. The Company is obligated to pay back $2,742,500 on the termination date of April 15, 2002 as long as the price of the Evergreen stock is between a floor price of $21.94 and a ceiling price of $32.91 per share. If the price of the stock is less than the floor price of $21.94 on the termination date then the Company will only be obligated to pay back an amount equal to the price of the stock multiplied by the number of shares. If the price of the stock exceeds the ceiling price of $32.91 per share on the termination dte then the company will incur additional costs in the settlement by the amount that the price exceeds the ceiling price multiplied by the number of shares.

     Effective November 12, 1999 the Company entered into a financing agreement collateralized by 100,000 shares of the Evergreen stock held by it with a fair value of $1,950,000 at that time. Under the agreement, the Company borrowed $1,652,596 with borrowings due November 7, 2001. The Company was obligated to pay back an amount equal to $1,904,000 so long as the Evergreen stock is trading between $19.04 and $27.51 per share. This equates to an approximate 7.5% effective interest rate and the Company recorded $48,692 in interest expense related to these borrowings during the year ended March 31, 2000.

     Effective March 7, 2000 the Company entered into a financing agreement collateralized by 100,000 shares of the Evergreen stock held by it with a fair value of $2,450,000 at that time. Under the agreement, the Company borrowed $1,713,454 with borrowings due March 4, 2001. The Company was obligated to pay back an amount equal to $2,021,000 so long as the Evergreen stock is trading between $20.21 and $30.31 per share. This equates to an approximate 7.0% effective interest rate and the Company recorded $9,331 in interest expense related to these borrowings during the year ended March 31, 2000.

     During the year ended March 31, 2000, the Company entered into an agreement to purchase the facilities that it currently occupies in Chanute and Ottawa, Kansas and Bartlesville, Oklahoma for $210,000. The Company also entered into an agreement to purchase additional facilities in Gillette, Wyoming for $140,000. Financing for the purchases was arranged through local sources at a rate of 8.5% for 84 months and closings on the purchases occurred on November 15th and November 18th respectively.

     The Company is committed to drill 4 additional wells on the Labarge property in the Green River Basin of Wyoming under the terms of its lease. Including the cost of drilling and equipping the wells for production and installing production and water disposal facilities, the Company expects capital expenditures to be approximately $2,000,000. As of June 1, 2000 the Company has contributed $535,745 to the development of the Manson lease in the Cherokee Basin of Eastern Kansas. The Company expects to incur additional capital costs of approximately $365,000 to complete the development of the property as a polymer augmented enhanced oil recovery project. The Company has no other commitments for material capital expenditures.

     Management believes that the cash flow generated by the increase in oil field service sales, through borrowings secured by Company assets, or through the sale of shares of Evergreen stock held by the Company will provide sufficient liquidity to meet the Company's needs for the remainder of the fiscal year ended March 31, 2001. Subsequent to March 31, 2000 the Company sold 125,000 shares of Evergreen Stock for approximately $3,400,000, resulting in a gain on the sale of securities of approximately $1,323,000. The ability of the Company to finance future projects will be dependent on Company's ability to successfully develop the Cherokee Basin property and generate revenue through oil sales, attract a partner to participate in the development of the Green River Basin properties, and generate positive cash flow from its oilfield service segment.

ITEM 7.  FINANCIAL STATEMENTS.

     Please see pages F-1 through F-23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                 PART III

ITEM 9, 10, 11, 12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) FO THE EXCHANGE ACT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held July 20, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION

 3        Articles of Incorporation     Incorporated by reference to
          and Bylaws                    Exhibit No. 3 to the Registrant's
                                        Registration Statement (No.
                                        33-17416-D)

 3.1      Articles and Amendment to     Incorporated by reference to
          Articles of Incorporation     Exhibit No. 3.1 to the Registrant's
                                        Annual Report on Form 10-K for
                                        the fiscal year ended March 31,
                                        1992 (File No. 33-17416-D)

10.1      Stock Option Plan             Incorporated by reference to
                                        Exhibit No. 10.1 to the Registrant's
                                        Annual Report on Form 10-K for the
                                        fiscal year ended March 31, 1992
                                        (File No. 33-17416-D)

10.2      1999 Stock Option Plan        Filed electronically herewith

10.3      Agreement Concerning the      Incorporated by reference to
          Exchange of Common Stock      Exhibit No. 10 to Registrant's
                                        Report on Form 8-K dated March
                                        10, 1992

10.4      Employment Agreement          Incorporated by reference to
          with Stanton E. Ross          Exhibit No. 10.4 to the Registrant's
                                        Annual Report on Form 10-K for the
                                        fiscal year ended March 31, 1992
                                        (File No. 33-17416-D)

10.5      Asset Purchase Agreement      Incorporated by reference to
          dated January 7, 1994,        Exhibit No. 2 to the Registrant's
          among Infinity, Inc. Con-     Current Report on Form 8-K dated
          solidated Industrial Ser-     January 21, 1994
          vices, Inc., Consolidated
          Oil Well Services, Inc.
          and Edsel E. Noland

10.6      Operating Lease with Great    Incorporated by reference to
          Plains Environmental, Inc.    Exhibit 10.17 to Registrant's
                                        Annual Report on Form 10-K
                                        for the fiscal year ended
                                        March 31, 1997

10.7      Purchase and Sale Agreement   Incorporated by reference to
          dated January 12, 1999,       Exhibit 10.1 to Registrant's
          between Evergreen Resources, Current Report on Form 8-K Inc. and CIS Oil & Gas, Inc. dated January 13, 1999

10.8      Assignment of Participation   Filed electronically herewith
          Agreement, Conveyance, and
          Bill of Sale between
          Infinity Oil and Gas, Inc.
          and Infinity Oil and Gas of
          Wyoming, Inc.

10.9      Participation Agreement       Filed electronically herewith
          between Wold Oil Properties,
          Inc. and Infinity Oil and Gas,
          Inc.

10.10     Assignment of Oil and Gas     Filed electronically herewith
          Leases, Operating Rights
          and Record Title, Conveyance
          and Bill of Sale between
          Infinity Oil and Gas, Inc.
          and Infinity Oil and Gas of
          Wyoming, Inc.

10.11     Operating Agreement,          Filed electronically herewith
          Manson Lease, between
          Verde Oil Company and
          Infinity Oil and Gas of
          Kansas, Inc.

10.12     Option Agreements between     Filed electronically herewith
          Verde Oil Company and
          Infinity, Inc.

21        Subsidiaries of the           Filed electronically herewith

22        Consent of Sartain            Filed electronically herewith
          Fischbein & Co.

27        Financial Data Schedule       Filed electronically herewity

     (b)  REPORTS ON FORM 8-K.   None.

                        INFINITY INC. AND SUBSIDIARIES
                              TABLE OF CONTENTS

                                                             Page

Independent Auditors' Report .............................   F-2

Financial Statements:

  Consolidated Balance Sheet - March 31, 2000.............   F-3

  Consolidated Statements of Operations - Years Ended
  March 31, 2000 and 1999 ................................   F-4

  Consolidated Statements Changes in Stockholders'
  Equity-Years Ended March 31, 2000 and 1999 .............   F-5

  Consolidated Statements of Cash Flows - Years
  Ended March 31, 2000 and 1999 ..........................   F-6 - F-7

  Notes to Consolidated Financial Statements .............   F-8 - F-23

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Infinity, Inc.


We have audited the consolidated balance sheet of Infinity, Inc. and Subsidiaries as of March 31, 2000 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity, Inc. and Subsidiaries, as of March 31, 2000, and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.

                                    /s/ Sartain Fischbein & Co.

May 31, 2000
Tulsa, Oklahoma

                         INFINITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2000

                                    ASSETS

CURRENT ASSETS
  Cash                                                    $   716,309
  Accounts Receivable, less allowance
    for doubtful accounts of $10,000                          587,909
  Inventories                                                 203,998
  Prepaid Expenses                                            366,281
                                                          -----------
       TOTAL CURRENT ASSETS                                 1,874,497

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and impairment                   4,230,556
INVESTMENT SECURITIES                                      10,884,600
OIL AND GAS PROPERTIES, using full cost accounting
  net of accumulated depreciation, depletion,
  and amortization                                          1,958,648
INTANGIBLE ASSETS, at cost, less
  accumulated amortization                                    298,287
OTHER ASSETS                                                  132,722
                                                          -----------
       TOTAL ASSETS                                       $19,379,310
                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                       $ 2,174,066
  Accounts Payable                                            510,337
  Accrued Expenses                                            301,200
                                                          -----------
       TOTAL CURRENT LIABILITIES                            2,985,603

LONG-TERM LIABILITIES
  Long-term debt, less current portion                      6,411,381
                                                          -----------
       TOTAL LIABILITIES                                    9,396,984

STOCKHOLDERS' EQUITY
  Common stock, par value $.0001, authorized 300,000,000
   shares, issued and outstanding 2,950,561 shares                295
  Additional paid-in-capital                               10,470,105
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale,
     net of deferred income taxes of $1,157,139             2,246,211
  Accumulated deficit                                      (2,734,285)
                                                          -----------
       TOTAL STOCKHOLDERS' EQUITY                           9,982,326
                                                          -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $19,379,310
                                                          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years Ended March 31,
                                                   2000          1999
                                                ----------    ----------
REVENUES:
 Oil and Gas Service Operations                 $5,122,404    $4,291,226
 Waste Water Treatment                              42,838       389,662
 Oil and Gas Sales                                   7,556       171,316
                                                ----------    ----------
TOTAL REVENUES                                  $5,172,798    $4,852,204

COST OF SALES:
 Oil and Gas Service Operations                  3,026,821     2,578,696
 Waste Water Treatment Facilities                   79,271       185,300
 Oil and Gas Production Expenses and Taxes           6,966       248,054
                                                ----------    ----------
COST OF SALES                                    3,113,058     3,012,050
                                                ----------    ----------
     GROSS PROFIT                                2,059,740     1,840,154

OPERATING EXPENSES                               3,012,184     2,237,482
                                                ----------    ----------
     OPERATING LOSS                               (952,444)     (397,328)
                                                ----------    ----------
OTHER INCOME (EXPENSE)
 Interest Income & Other Charges                    48,336        37,599
 Interest Expense                                 (517,153)     (258,476)
 Gain on Sale of Assets                             27,899     3,044,094
 Impairment of water treatment facility
  assets                                                --      (585,000)
                                                ----------    ----------
TOTAL OTHER INCOME (EXPENSE)                      (440,918)    2,238,217
                                                ----------    ----------
NET INCOME (LOSS) BEFORE INCOME TAXES           (1,393,362)    1,840,889

INCOME TAX BENEFIT                                 640,764       516,375
                                                ----------    ----------
NET INCOME (LOSS)                               $ (752,598)   $2,357,264
                                                ==========    ==========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE     $    (0.25)   $     0.81
                                                ==========    ==========

Weighted Average Basic and Diluted
 Shares Outstanding                              2,954,474     2,919,098
                                                ==========    ==========









The accompanying notes are an integral part of the consolidated financial statements.

                        INFINITY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 2000 AND 1999

                                                                                Accumulated
                                                                                  Other       Total
                          Common Stock    Additional                  Compre-     Compre-     Stock-
                       Shares             Paid-in      Accumulated    hensive     hensive     holders'
                       Issued     Amount  Capital       Deficit       Income      Income      Equity
                      ---------   ------  -----------  -----------   ----------  ----------  -----------
Balance,
 March 31, 1998       2,828,427   $283    $ 9,769,079  $(4,338,951)              $       -   $ 5,430,411

Issuance of Common
  Stock for Cash         43,751      4        164,059            -                       -       164,063
Stock Issued for
  investment in Oil
  and Gas Properties
  and Services,
  recorded at market
  value                  80,833      8        545,492            -                       -       545,500
Comprehensive Income
  Net Income                                             2,357,264  $2,357,264           -     2,357,264
Other comprehensive
  income; unrealized
  holding gains on
  securities during
  period, net of
  income taxes of
  $516,375 in  1999           -      -              -            -   1,002,375   1,002,375     1,002,375
Comprehensive                                                       ----------
  Income                      -      -              -            -  $3,359,639           -             -
                      ---------   ----    -----------  -----------  ==========  ----------   -----------
Balance,
 March 31, 1999       2,953,011    295     10,478,630   (1,981,687)              1,002,375     9,499,613

Issuance of Common
 Stock for services
 at $1.50 per share      12,500      1         18,749                                             18,750
Repurchase and
 cancelation
 of Common Stock        (14,950)    (1)       (27,274)                                           (27,275)
Comprehensive Income
 Net Income                   -      -              -     (752,598) $ (752,598)         -       (752,598)
Other Comprehensive
 income; unrealized
 holding gains on
 securities during
 period, net of
 income taxes of
 $640,764 in 2000             -      -              -            -   1,243,836   1,243,836     1,243,836
Comprehensive                                                       ----------
 Income                       -      -              -             -  $  491,238                         -
                      ---------   ----    -----------  -----------   ==========  ----------  -----------
Balance,
 March 31, 2000       2,950,561   $295    $10,470,105  $(2,734,285)              $2,246,211  $ 9,982,326
                      =========   ====    ===========  ===========               ==========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.


                        INFINITY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended March 31,
                                                   2000          1999
                                                ----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                             $ (752,598)   $ 2,357,264
  Adjustments to reconcile net income/(loss)
   to net cash
   Provided by/(used in) operating activities
    Depreciation, depletion and amortization       781,023        744,538
    Stock issued for services                       18,750
    Deferred income taxes                         (640,764)      (516,375)
    Impairment of water facility assets                  -        585,000
    Gain on sale of assets                         (27,899)    (3,044,094)
    (Increase) decrease in assets
      Accounts receivable                          (39,153)      (267,426)
      Inventories                                  (59,904)        44,482
      Prepaid expenses                            (285,925)       (36,098)
    Increase (decrease) in liabilities
      Accounts payable                              (3,354)       348,670
      Accrued expenses                              13,946         50,059
      Deferred revenue                                   -        (90,000)
                                                ----------    -----------
NET CASH PROVIDED BY/(USED IN) OPERATING
  ACTIVITIES                                      (995,878)       176,020
                                                ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, equipment, and
   intangibles                                  (1,738,577)      (427,546)
  Proceeds from sale of assets                      30,134        250,000
  Investment in oil and gas properties          (1,849,586)      (459,019)
  Increase in other assets                        (132,722)             -
                                                ----------    -----------
NET CASH USED IN INVESTING ACTIVITIES           (3,690,751)      (636,565)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                    2,270,160        300,000
  Payments on notes payable                       (300,000)             -
  Increase in borrowings on long-term debt       4,102,070        408,320
  Sale (Repurchase) of Common Stock                (27,275)       164,063
  Repayment of long-term debt                     (677,491)      (614,499)
                                                ----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES   5,367,464        257,884
                                                ----------    -----------
     NET INCREASE (DECREASE) IN CASH               680,835       (202,661)

CASH, BEGINNING OF PERIOD                           35,474        238,135
                                                ----------    -----------
CASH, END OF PERIOD                             $  716,309    $    35,474
                                                ==========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                       INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                  Years Ended March 31,
                                                   2000          1999
                                                ----------    -----------

SUPPLEMENTAL CASH FLOW DISCLOSURES

  Cash paid for interest, net of amounts
   capitalized                                   $302,787      $258,476

  Investment in oil and gas properties
   and services performed in exchange
   for the issuance of common stock                     -       545,500

  Prepaid costs reclassed to Oil and
   Gas Property                                    30,000             -

  Property and equipment acquired
   through Capital Leases                         239,692             -

  Property and equipment exchanged
   for settlement of debt                           4,959             -

  Notes Payable refinanced into long
   term debt                                    2,270,160             -

  Other Comprehensive Income net of
   Income Taxes                                 1,243,836     1,002,375

During the year ended March 31, 1999, the Company sold its investment in oil and gas properties for stock, cash and assumption of debt. The transaction was as follows:

  Basis of oil and gas properties sold        $ 5,487,839
   Sales Proceeds:                            -----------
    Cash proceeds                                 250,000
    Assumptions of debt                           800,683
    Investment securities received at
     fair value                                 7,481,250
                                              -----------
   Total Sales Proceeds                         8,531,933
                                              -----------
   Gain on sale                               $ 3,044,094
                                              ===========








     The accompanying notes are an integral part of the consolidated financial statements.

                        INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED MARCH 31, 2000 AND 1999

(1)  ORGANIZATION

     The Company and its subsidiaries are engaged in providing oil and gas production enhancement services in Northeastern Oklahoma, Eastern Kansas, and the Powder River Basin of Wyoming and in oil and gas exploration, development and production activities in Southeast Kansas and South Central Wyoming.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements include the accounts of Infinity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Accounts Receivable

     Revenue producing activities are conducted primarily in Kansas, Oklahoma, and Wyoming. The Company grants credit to all qualified customers which potentially subjects the Company to credit risk resulting from, among other factors, adverse changes in the industries in which the Company operates and the financial condition of its customers. However, management regularly monitors its credit relationships and provides adequate allowances for potential losses.

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

                       INFINITY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEAR ENDED MARCH 31, 2000 AND 1999

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property and Equipment

     Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

      Assets                              Useful Lives
      ------                              ------------
      Buildings                            30 years
      Site improvements                    15 years
      Machinery, equipment and vehicles    5 - 10 years
      Office furniture and equipment       5 - 10 years

     Oil and Gas Properties

     The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs are capitalized.

     All capitalized costs of oil and bas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

     Capitalized Interest

     The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total interest costs incurred for the year ended March 31, 2000 an 1999 was $602,350 and $258,476, respectively. Interest costs capitalized were $85,197 and $0 in fiscal year 2000 and 1999, respectively.

                         INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEAR ENDED MARCH 31, 2000 AND 1999

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Impairment of Long-lived Assets

     Long-lived assets to be held and used in the Company's business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets. As a result of the Company's review of long lived assets in August 1998, a $585,000 impairment to the water treatment facility assets was recorded.

     Intangible Assets

     The excess of the purchase price over net assets acquired for businesses purchased by the Company from unrelated third parties is recorded as goodwill and is amortized over 20 years.

     Other intangibles are recorded at cost and are amortized on the straight line basis over the contractual or estimated useful life of the asset.

     Per Share Information

     The computation of earnings per share in each year is based on the weighted average number of common shares outstanding. All potential common shares are anti-dilutive.

     Cash

     For purposes of reporting cash flows, cash generally consists of cash on hand and demand deposits with financial institutions. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. Management monitors the soundness of the financial institutions and feels the Company's risk is negligible.

     Investment Securities

     Investment securities that are held for short-term resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses on securities available-for-sale are reported as a component of comprehensive income, net of applicable income taxes. Cost of securities sold is recognized using the specific identification method.

     Income Taxes

     Income taxes are provided for the tax effects of the transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax and financial basis of available-for-sale securities, property and equipment and other assets, and net operating loss carryforwards.

                         INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEAR ENDED MARCH 31, 2000 AND 1999

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     Recently Issued Accounting Pronouncements

     In June of 1999 the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 addresses the accounting for derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 shall be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships shall be designated and documented under the provisions of this statement. This statement currently has no impact on the financial statements of the Company, as the Company does not hold any derivative instruments or participate in any hedging activities.

     Reclassifications

     Certain reclassifications have been made to the March 31, 1999 consolidated financial information in order to conform to the 2000 presentation. The reclassification had no effect on the March 31, 1999 net income.

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

     Cost:
     Site cost improvements                  $1,602,270
     Machinery, equipment and vehicles        6,670,915
     Office furniture and equipment             189,748
                                             ----------
     Total cost                               8,462,933
     Less accumulated depreciation           (4,232,377)
                                             ----------
     Net property and equipment              $4,230,556
                                             ==========

                        INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED MARCH 31, 2000 AND 1999

(4)  INVESTMENT IN SECURITIES

     The Company received 450,000 shares of common stock in Evergreen Resources, Inc. as part of the payment for the sale of gas production properties effective December 31, 1998. This stock is carried on the balance sheet as an available for sale security at its current market value. When the transaction was completed the value of this stock was approximately $7.5 million, at March 31, 1999, the value was approximately $9.0 million and at March 31, 2000 the value was approximately $10.9 million. This change in market value, net of income taxes, is reflected in Stockholders' equity as accumulated other comprehensive income. Gain or loss on this stock will be reflected in the Statement of Operations when the stock is sold. Subsequent to fiscal year ending March 31, 2000 the Company sold 125,000 shares of Evergreen stock at an average price of $27.21 per share. The Company will recognize a pretax gain on the sale of securities of approximately $1.3 million during the quarter ending June 30, 2000.
                                                     March 31, 2000
                                                    --------------
     Marketable equity securities, at cost             $ 7,481,250
     Unrealized holding gain                             3,403,350
                                                       -----------
     Investment Securities                             $10,884,600
                                                       ===========
(5)  OIL AND GAS PROPERTIES

     Oil and gas properties consist of the following:

          Acquisition costs                            $ 1,294,518
          Development costs                                361,829
          Exploration costs                                330,905
                                                       -----------
               Total cost                                1,987,252

          Less accumulated depreciation,
          amortization, depletion and
          impairment                                       (28,604)
                                                       -----------
                                                       $ 1,958,648
                                                       ===========

One of the lease agreements requires certain drilling activity to retain the Company's interest in the lease. Under this lease, the Company is committed to drill five wells before August 15, 2000 (providing permitting, equipment and other force majeure issues are not invoked) and three and four wells, respectively in each of the next two years to earn the right to develop the entire acreage. As of March 31, 2000, the Company had drilled one well and contracted to drill the other four wells. In addition, after the completion of the initial five wells, the Company can elect to participate in the gas gathering system. In connection with the Company's interest in the Manson lease in Kansas, the Company has the option to lease additional acreage for $300,000 on which it could drill an additional 88 wells and rework 83 others as part of the polymer augmented waterflood. The Company has a joint venture with an oil company in which a Director is partner and operations manager.
The oil company acts as operator for the Manson property. The Company paid the oil company $150,000 for the lease rights and $254,163 in development costs through March 31, 2000.

                        INFINITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED MARCH 31, 2000 AND 1999

(5)  OIL AND GAS PROPERTIES (CONTINUED)

     Recovery of the above acquisition and development costs is dependent on a variety of factors including actual production results and market conditions.

(6)  LONG TERM DEBT

     In April 1999, the Company entered into a financing agreement, collateralized by marketable equity securities with a fair value of $2,500,000. Under the agreement, the Company borrowed $2,035,950. Borrowings were due April 2000. Under the terms of the agreement, the Company was obligated to pay back an amount equal to $2,270,160. However, in April, 2000, the Company refinanced the note into a two year note due April of 2002. Therefore, the balance is recorded as long-term debt in the accompanying consolidated balance sheet. Under the new agreement, the Company is obligated to pay back an amount equal to $2,742,500 so long as the collateralized marketable equity securities are trading between $21.94 and $32.91 per share at maturity. This equates to an approximate 7.8% effective interest rate. Should the marketable equity securities price fall below $21.94, the Company will repay the loan at the collateral's trading price times the 125,000 collateral shares. If the price exceeds $32.91, the price per share in excess of $32.91 times the 125,000 collateralized shares will be an additional cost.

     During the year ended March 31, 2000 the Company entered into two additional financing agreements, collateralized by marketable equity securities with a fair value of $4,525,000. Under the agreements, the Company may borrow up to $3,366,050. Borrowings are due November of 2001 and March of 2002. The Company is obligated to pay back an amount equal to $1,904,000 and $2,021,000 respectively so long as the collateralized marketable equity securities are trading between $19.04 and $27.51 and $20.21 and $30.31 per share respectively. These equate to an approximate 7.1% and 8.3% effective interest rate, respectively. Should the marketable equity securities price fall below $19.04 or $20.21, respectively, the Company will repay the loan at the collateral's trading price times the 200,000 collateral shares. If the price exceed $27.51 and $30.31, respectively, the price per share in excess of $27.51 and $30.31 respectively, times the 200,000 collateralized shares will be an additional cost.

     Long-term obligations consist of the following:

     Financing agreements noted above with individual
     payments including interest due between November 2001
     and April 2002; collateralized by 325,000 shares of
     Evergreen stock with effective interest rates between
     7.0% and 8.3% depending on the price of the Evergreen
     Stock at the maturity date                                $5,701,563

                       INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEAR ENDED MARCH 31, 2000 AND 1999

(6)  LONG TERM DEBT (CONTINUED)

     Term note; payable in monthly principal installments
     of $45,000 plus interest of 2% above prime (9.0% at
     March 31, 2000) until maturity, February 2001;
     collateralized by substantially all of the assets of
     the oilfield service division and is partially guaranteed
     by an officer of the Company. In connection with the loan
     agreement, the Company issued a three-year warrant to the
     lender to purchase up to 37,500 shares of the Company's
     common stock at $10.00 per share. Additionally, the
     lender made available a $1,000,000 credit facility for
     future equipment purchases.                               1,666,708

     Various fixed rate notes collateralized by vehicles and
     equipment with interest rates ranging from 8.75% to
     15.5%; payable in monthly installments of principal
     and interest, with final payments due between January
     2001 and March 2005                                         370,046

     Note payable to a bank with interest of 8.5%; payable
     in monthly installments of $5,543 including interest
     through November 2006; collateralized by the real
     property                                                    334,058

     Revolving credit note collateralized by eligible
     accounts receivable, equipment and capital
     expenditures. Interest is payable monthly at 2%
     above prime(9.0% at March 31, 2000), with principal
     due February 2001                                           299,972

     Various capital leases, with monthly installments
     totaling $4,338, including interest and expiring
     through November 2004                                       213,100
                                                              ----------
          Total long-term obligations                          8,585,447
          Less current portion                                (2,174,066)
                                                              ----------
                                                              $6,411,381
                                                              ==========

                      INFINITY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEAR ENDED MARCH 31, 2000 AND 1999

(6)  LONG TERM DEBT (CONTINUED)

Maturities of long-term obligations are as follows:

                                    Long-Term      Capital
     Years Ending March 31,           Debt         Leases        Total
     ----------------------         ---------      --------      -----

          2001                      $2,122,215     $  51,851   $2,174,066
          2002                       3,577,608        52,056    3,629,664
          2003                       2,415,008        52,056    2,467,064
          2004                         101,134        52,056      153,190
          2005                          55,574        29,780       85,354
          Thereafter                   100,808             -      100,808
                                    ----------     ---------   ----------
                                     8,372,347       237,799    8,610,146
     Less amount representing
      interest                               -       (24,699)     (24,699)
                                    ----------     ---------   ----------
     Total principal                 8,372,347       213,100    8,585,447
     Less current portion            2,122,215        51,851    2,174,066
                                    ----------     ---------   ----------
                                    $6,250,132     $ 161,249   $6,411,381
                                    ==========     =========   ==========

Included in equipment in the accompanying consolidated balance sheet are assets held under capital leases in the amount of $239,692 net of accumulated amortization of $11,985.

(7)  OPERATING LEASES

     Through December 1999, the Company leased operating facilities under operating leases. During December 1999 the Company acquired the facilities for $210,000. Total rent expense for all operating leases was approximately $48,000 and $72,000 for the years ended March 31, 2000 and 1999 respectively.

(8)  PROPERTY ACQUISITIONS

     Effective August 16, 1999 the Company acquired the net operating assets of Powder River Cementers, LLC ("Powder River"), a well cementing company located in Gillette, Wyoming for $394,638,including acquisition costs. In addition, the Company was required to place 100,000 shares of its common stock in escrow to be issued to the seller upon the Company obtaining certain operating results with Powder River. In March 2000, in order to complete the acquisition, the Company paid an additional $200,000 to the seller. The 100,000 shares of common stock in escrow were returned to the Company.

                       INFINITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEAR ENDED MARCH 31, 2000 AND 1999

(9)  COMMON STOCK

     Warrants - The Company, in conjunction with a public stock offering, issued Class A, Class B and underwriter warrants to purchase 212,959 shares of common stock. Under the term of the warrant agreements, the Class A warrants and underwriter warrants were to be exercised or would have expired prior to the beginning of the fiscal year ended March 31, 2000. The Class B warrants that had an original expiration date of September 30, 1999 were extended until September 30, 2000. These warrants are subject to redemption by the Company, upon thirty days notice, at a price of $.08 per warrant. As of March 31, 2000 there were 101,211 Class B warrants outstanding.

     The Company issued warrants to purchase 225,000 shares of Infinity common stock during the year ended March 31, 1997 (1997 Warrants). During the years ended March 31, 1999 and 1998, 37,500 and 175,000 warrants were exercised, respectively. The remaining 12,500 warrants outstanding under this issue expire August 1, 2001.

     During the year ended March 31, 1998, in conjunction with a 1998 financing, the Company issued warrants to purchase 37,500 shares of Infinity common stock. The warrants, none of which have been exercised, expire on December 15, 2000.

     Options - In 1992 and 1999, the Company adopted stock option plans containing both incentive and non-statutory stock options. All options allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant. The option price under the incentive stock option provisions of the plans, if the optionee owns more than 10% of the total combined voting power of all classes of the Company's stock, will not be less than 110% of the fair market value of such stock at the date of grant.

     Options granted under the plans become exercisable immediately or as directed by the Board of Directors and generally expire five or ten years after the date of grant, unless the employee owns more than 10% of the total combined voting power of all classes of the Company's stock, in which case they must be exercised within five years of the date of grant. Pursuant to the plans, an aggregate of 488,333 shares of common stock are available for issuance upon the exercise of such options. At March 31, 2000, options to purchase 9,500 shares were available for grant under the plans.

                       INFINITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED MARCH 31, 2000 AND 1999

(9)  COMMON STOCK (CONTINUED)

     A summary of stock option and warrant activity is as follows:

                                             Option/Warrant     Weighted
                                 Number of      Price         Average Price
                                  Shares       Per Share        Per Share
                                 ---------   --------------   -------------

Outstanding, March 31, 1998      1,038,793    $2.40-$15.36        $8.15

Granted                                  -               -            -

Canceled or Forfeited              (383,485)   8.00- 10.00         8.37
Exercised                           (43,750)   3.52-  5.24         3.77
                                 ----------   ------------        -----
Outstanding, March 31, 1999         611,558    2.40- 15.36*        8.26

Granted                             299,000    3.00                3.00
Canceled or Forfeited              (118,378)   2.40- 11.52         7.09
Exercised                                 -              -           -
                                 ----------   ------------        -----
Outstanding, March 31, 2000         792,180   $3.00-$15.36        $6.50
                                 ==========   ============        =====

* In May 1999, the exercise price of 175,000 options was reduced from $8.00 per share to $3.00 per share.

                                Weighted
                                Average     Weighted                   Weighted
 Range of        Number        Remaining     Average    Number         Average
 Exercise     Outstanding at   Contractual  Exercise  Exercisable at   Exercise
 Prices       March 31, 2000      Life        Price   March 31, 2000     Price
------------  --------------   -----------  --------  ---------------  --------
$3.40-$15.36     409,302         1 year       $8.91      406,152        $8.95
 3.52- 10.00      89,877         2 years       6.99       89,427         7.00
 3.00             20,000         4 years       3.00       20,000         3.00
 3.00            273,000         5 years       3.00      137,750         3.00


The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation costs for the Company's plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement Of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," there would have been no effect on net income or earnings per share for the year ended March 31, 1999 as no options or warrants were granted during the year.

                       INFINITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED MARCH 31, 2000 AND 1999

(9)  COMMON STOCK (CONTINUED)

     However, the Company's net income and earnings per share would have been as follows for the year ended March 31, 2000:

          Net loss as reported                    $  (752,598)
                                                  ===========
          Proforma net loss                       $(1,350,259)
                                                  ===========
          Basic and diluted loss per share
            as reported                           $      (.25)
          Basic and diluted loss per
            share-proforma                        $      (.46)

     For Options granted during the year ended March 31, 2000, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company's plan was based on a weighted average risk-free interest rate of 9.5%, expected option life of 4.87 years, expected volatility of 100.85% and no expected dividends.

     Stock issued - During the year ended March 31, 1999, the Company issued 80,833 shares of common stock in conjunction with the perfection of an interest in oil and gas properties and consulting services at a fair value of $6.75 per share. The resulting $545,500 was capitalized into oil and gas properties and was a component of the Company's basis in the property for calculating gain/loss when the properties were sold.

     During the year ended March 31, 2000, the Company issued 12,500 shares of common stock with a fair value of $18,750 for service. In addition, the Company acquired and cancelled 14,950 shares of common stock for $27,275,

(10)  INCOME TAXES

     The provision for income taxes for the years ended March 31, 2000 and 1999 consists of the following:
                                                   2000          1999
                                                ----------    ---------
Current income tax expense, net of benefit
 from net operating losses of $0 and
 $1,600,000 in 2000 and 1999, respectively      $        -    $         -
Deferred income tax expense (benefit)             (456,012)       629,478
Change in deferred tax asset valuation
 allowance                                        (184,752)    (1,145,853)
                                                ----------    -----------
Total income tax (benefit)                      $ (640,764)   $  (516,375)
                                                ==========    ===========

The effective income tax rate varies from the statutory federal income tax rate as follows:
                                                   2000          1999
                                                ----------    ---------
Federal income tax rate                             34%           34 %
Change in valuation allowance                       12%          (62)%
                                                    ---          -----
Effective tax rate                                  46%          (28)%
                                                    ===          =====

                        INFINITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED MARCH 31, 2000 AND 1999

(10) INCOME TAXES (CONTINUED)

     The significant temporary differences and carryforwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances as of March 31, 2000 are as follows:

     Deferred tax assets:
       Accruals and impairment               $   224,000
       Net operating loss carryforward         1,838,000
       Other                                       4,000
                                             -----------
     Gross deferred tax assets                 2,066,000
                                             -----------

     Deferred tax liabilities:
       Intangible drilling costs                (160,000)
       Property and equipment                   (603,000)
       Unrealized holding gains on
        available for sale securities         (1,157,000)
                                             -----------
     Gross deferred tax liabilities           (1,920,000)
                                             -----------
     Deferred tax asset valuation allowance     (146,000)
                                             -----------
     Net deferred taxes                      $         -
                                             ===========

     No deferred income tax assets have been recognized in the accompanying consolidated financial statements due to uncertainties in connection with the realization of the potential tax benefits associated with remaining net operating loss carrforwards.

     For income tax purposes, the Company has approximately $5,400,000 of net operating loss tax carryforwards expiring in various years through 2014.

     The availability of the net operating loss carrforwards for Federal income tax purposes may be limited pursuant to provisions of the Internal Revenue Code as amended by the Tax Reform act of 1986. The potential limitation is dependent on changes in stock ownership while a net operating loss exists, the fair market value of the Company's stock at the date of stock ownership changes and certain other factors.

(11) RETIREMENT PLAN

     The Company has a 401(k) plan covering substantially all of the employees of the oil and gas production enhancement service division. There were no Company contributions made to the plan during the years ended March 31, 2000 and 1999.

(12) INDUSTRY SEGMENTS

     The Company reports segment information in accordance with Financial Accounting Standards Board Statement No. 131. This Statement requires disclosure of information related to certain operating segments of the Company and also requires restatement of segment information for prior periods.

                        INFINITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEAR ENDED MARCH 31, 2000 AND 1999

(12) INDUSTRY SEGMENTS (CONTINUED)

     The Company's operations have been classified into three industry segments: (i) Oil Field Services; (ii) Oil and Gas Production; and, (iii) Environmental Services. The Oil Field Services segment of the Company is directed at maintaining and enhancing production obtained from oil and gas wells and currently has operations in Kansas, Oklahoma, and Wyoming, and has had operations in Colorado. The Colorado facilities were shut down when the Company sold its Coal Bed Methane production in the Raton Basin during the year ended March 31, 1999. The Oil and Gas Production segment of the Company has acquired interest in producing properties in Kansas and undeveloped leasehold in Wyoming. The Environmental Services segment of the Company was established to develop wastewater treatment technologies and apply them to the treatment of industrial wastewater and disposal of solid waste byproducts. This segment of the Company has mothballed facilities in Kansas and facilities with limited operations in Wyoming.

                                         Environ-
               Oil Field     Oil & Gas    mental
               Services     Production   Services    Corporate    Consolidated
               ---------    ----------   --------   -----------   ------------
Net Sales:
2000          $5,122,404    $    7,556   $ 42,838     $      -    $ 5,172,798
1999           4,291,226       171,316    389,662          -        4,852,204

Depreciation, Amortization, and Depletion:
2000             697,957        16,357     63,767        2,941        781,023
1999             578,742       48,054     113,342        4,400        744,538

Operating Income (Loss):
2000             167,364      (94,367)   (178,631)    (846,810)      (952,444)
1999             160,351     (126,763)    (57,815)    (373,101)      (397,328)

Identifiable Assets, Net:
2000           5,346,668    2,257,304      41,016   11,734,320     19,379,308
1999           4,040,302            -     100,549    9,115,682     13,256,533

Capital Expenditures:
2000           1,727,317    1,849,586           -       11,260      3,588,163
1999             427,546      459,019           -            -        886,565

(13) SIGNIFICANT CUSTOMERS

     During the year ended March 31, 2000, the Company had sales to two unrelated third parties of approximately $1,250,000, representing approximately 24% of net sales. During the year ended March 31, 1999, the Company had sales to a different unrelated third party of approximately $1,141,000 representing approximately 24% of net sales. Receivables outstanding from these sales were approximately $43,000 and $90,000 respectively.

                       INFINITY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEAR ENDED MARCH 31, 2000 AND 1999

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following assumptions were used in estimating the fair value of the Company's financial instruments:

     The carrying value of the Company's cash balance represents the fair value of the accounts as of March 31, 2000. The fair value of the Company's long-term debt is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. However, the estimated fair value was not materially different from the carrying amount at March 31, 2000.

(15) LITIGATION

     The Company is involved in several legal matters that have arisen during the normal course of the Company's business, and the outcome is not readily determinable. Management has accrued estimates for these matters and feels that additional losses, if any, from such matters would not have a material impact on the Company's consolidated financial statements.

(16) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     Proved Oil and Gas Reserves (Unaudited)

     The following information was developed from reserve reports as of May 1, 2000 which were prepared by independent reserve engineers:

                                                Natural Gas    Crude Oil
                                                  (MCF)        (BARRELS)
                                                -----------    ----------
Proved Reserves as of March 31, 1999                     --           --
Extensions, discoveries and other additions     558,953,000      110,500
                                                -----------      -------
Proved Reserves as of March 31, 2000            558,953,000      110,500
                                                ===========      =======

     Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves. Oil and gas reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be precisely measured, and estimates of engineers other than the Company's might differ materially from the estimates set forth herein. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

                       INFINITY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEAR ENDED MARCH 31, 2000 AND 1999

(16) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

     Costs Incurred in Oil and Gas Activities

     Costs incurred in connection with the Company's oil and gas acquisition, exploration and development activities during the year ended March 31, 2000 are shown below.

                                     Green River         Cherokee
                                     -----------         --------
Property acquisition costs:          $1,114,518          $150,000
Exploration costs                       330,905                --
Development costs                            --           254,163
                                     ----------          --------
Total costs                          $1,445,423          $404,163
                                     ==========          ========

     Aggregate Capitalized Costs

     Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of March 31, 2000:

          Unproved oil and gas properties             $    30,000
          Proved oil and gas properties                 1,957,252
                                                      -----------
            Total                                       1,987,252
          Less-Accumulated depreciation, depletion,
               amortization and impairment                (28,604)
                                                      -----------
          Net capitalized costs                       $ 1,958,648
                                                      ===========

     Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

     The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of March 31, 2000 as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 69. The Standard requires the use of a 10 percent discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves.

          Future cash inflows                         $1,506,692,108
          Future production and development costs       (734,944,794)
          Future Income Tax Expense                     (262,707,256)
                                                      --------------
          Future Net cash flows                          509,040,058
          10% annual discount for estimated timing
               on cash flows                            (262,539,904)
          Standardized measure of discounted future   --------------
               cash flows                             $  246,500,154
                                                      ==============

                        INFINITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED MARCH 31, 2000 AND 1999

(16) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

     The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended March 31, 2000:

          Beginning of year                         $          -
          Extensions, discoveries and other
           additions                                 246,500,154
                                                    ------------
          End of the year                           $246,500,154
                                                    ============

     Future cash inflows are computed by applying a May 1, 2000 spot gas price of $2.69 per mcf of gas and $28.13 per bbl of oil to the May 1, 2000 estimated quantities of the reserves. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at May 1, assuming continuation of existing economic conditions.

     Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the future pretax net cash flow relating to the Company's proved oil and gas reserves, less the tax basis of the properties involved. Tax depreciation is calculated on the capitalization of approximately 40% of the development costs of the Green River Basin leasehold and approximately 60% of the development costs of the Cherokee Basin property as tangible investment and uses MACRS depreciation for a 7 year life. The future income tax expenses do not give effect to tax credits, allowances, or the impact of general and administrative costs of ongoing operations relating to the Company's proved oil and gas reserves.

                                 SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.


Dated: June 22, 2000               By: /s/ Stanton E. Ross
                                       Stanton E. Ross, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

     SIGNATURE                      CAPACITY                      DATE

/s/ Stanton E. Ross            President, Treasurer,            6/22/2000
Stanton E. Ross                (Principal Financial
                               Officer) and Director

/s/ Jon D. Klugh               Chief Financial Officer          6/22/2000
Jon D. Klugh                   and Secretary

/s/ Jeffrey L. Dale            Director                         6/22/2000
Jeffrey L. Dale

/s/ George R. Jones            Director                         6/22/2000
George R. Jones

/s/ Leroy C. Richie            Director                         6/22/2000
Leroy C. Richie