Form 10QSB
period 2000-06-30
INFINITY INC
filed 2000-08-10
CIK 822746

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                               FORM 10-QSB


X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2000

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

                         X Yes         ---- No


There were 2,955,624 shares of the Registrant's Common Stock outstanding as of June 30, 2000.

                               INFINITY, INC.

                                FORM 10-QSB

                                   INDEX

                                                                Page
                                                               Number
Part I      Financial Information

Item 1.     Financial Information:

            Condensed Consolidated Balance Sheets ............    3

            Condensed Consolidated Statements of
            Operations for three months ended June 30 ........    4

            Condensed Consolidated Statements of
            Comprehensive Income .............................    5

            Condensed Consolidated Statements of Cash
            Flows ............................................    6

            Notes to Consolidated Financial Statements .......    7

Item 2.     Management's Discussion and Analysis or Plan
            of Operations ....................................   10

Part II:    Other Information ................................   13

Signatures ...................................................   15

                       INFINITY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                            June 30, 2000
                                             (Unaudited)     March 31, 2000
CURRENT ASSETS                              -------------    --------------
  Cash                                      $  3,447,495      $    716,309
  Accounts Receivable, less allowance
   for doubtful accounts                         771,546           587,909
  Inventories                                    184,649           203,998
  Prepaid Expenses                               207,430           366,281
                                            ------------      ------------
     TOTAL CURRENT ASSETS                      4,611,120         1,874,497

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation                     4,209,886         4,230,556
INVESTMENT SECURITIES                          9,628,125        10,884,600
OIL AND GAS PROPERTIES, using full cost
 accounting net of accumulated deprecia-
 tion, depletion and amortization              2,351,443         1,958,648
INTANGIBLE ASSETS, at cost, less
 accumulated amortization                        288,466           298,287
OTHER ASSETS                                     369,172           132,722
                                            ------------      ------------
     TOTAL ASSETS                           $ 21,458,212      $ 19,379,310
                                            ============      ============

                                  LIABILITIES
CURRENT LIABILITIES
  Current portion of long-term debt         $  2,368,133      $  2,174,066
  Accounts Payable                               464,051           510,337
  Deferred Income Tax                            498,000              --
  Accrued Expenses                               238,571           301,200
                                            ------------      ------------
     TOTAL CURRENT LIABILITIES                 3,568,755         2,985,603

LONG-TERM LIABILITIES
  Long-term debt, less current portion
   above                                       6,495,472         6,411,381
                                            ------------      ------------
     TOTAL LIABILITIES                        10,064,227         9,396,984

                             STOCKHOLDERS' EQUITY
CAPITAL CONTRIBUTED
  Common stock, par value $.0001,
   authorized 300,000,000 shares, issued
   and outstanding 2,955,624 shares;
   2,950,561 shares                                  295               295
  Additional paid-in-capital                  10,485,738        10,470,105
  Accumulated other comprehensive income:
   Unrealized gain on securities
    available for sale, net of deferred
    income taxes of $1,436,500 and
    $1,157,139                                 2,788,500         2,246,211
  Accumulated deficit                         (1,880,548)       (2,734,285)
                                            ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY               11,393,985         9,982,326
                                            ------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                $ 21,458,212      $ 19,379,310
                                            ============      ============

The consolidated balance sheet at March 31, 2000 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                        INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          Three Months Ended June 30,

                                                2000              1999
                                            ------------      ------------
REVENUES
 Oil and Gas Service Operations             $  1,436,171      $    705,320
 Waste Water Treatment                             1,302            30,306
 Oil and Gas Sales                                 9,717              --
                                            ------------      ------------
TOTAL REVENUE                                  1,447,190           735,626

COST OF SALES
 Oil and Gas Service Operations                  843,450           463,227
 Waste Water Treatment Facilities                 13,800            19,731
 Oil and Gas Production Expenses and Taxes         8,449              --
                                            ------------      ------------
COST OF SALES                                    865,699           482,958
                                            ------------      ------------

     GROSS PROFIT                                581,491           252,668

OPERATING EXPENSES                               702,515           642,828
                                            ------------      ------------

     OPERATING LOSS                             (121,024)         (390,160)
                                            ------------      ------------

OTHER INCOME (EXPENSE)
  Interest Income & Finance Charges                7,197            12,204
  Interest Expense                              (137,852)         (120,332)
  Rent and Other Income                            8,464             3,946
  Gain on sale of assets and marketable
   securities                                  1,315,591             5,760
                                            ------------      ------------
     TOTAL OTHER INCOME (EXPENSE)              1,193,400           (98,422)
                                            ------------      ------------
     INCOME BEFORE INCOME TAXES                1,072,376          (488,582)

INCOME TAX BENEFIT (EXPENSE)                    (218,639)          793,688
                                            ------------      ------------
     NET INCOME                             $    853,737      $    305,106
                                            ------------      ------------

     NET INCOME PER COMMON SHARE            $       0.29      $       0.10
                                            ------------      ------------
     NET INCOME PER DILUTED COMMON SHARE    $       0.27      $       0.10
                                            ------------      ------------

Weighted Average Basic Shares Outstanding      2,953,232         2,954,788
Weighted Average Diluted Shares Outstanding    3,210,333         2,954,788

See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                               INCOME (UNAUDITED)

                                              Three Months Ended June 30
                                                2000              1999
                                            ------------      ------------

Net Income                                  $    853,737      $    305,106

Other Comprehensive Income:
  Unrealized holding gains on
  Securities, net of taxes of
  $728,282 and $793,688 (three
  months ended 6/30/2000 and
  6/30/1999 respectively)                      1,413,723         1,540,687
Reclassifications, net of Deferred
  Tax expense of $448,921 (three
  months ended 6/30/2000)                       (871,434)             --
                                            ------------      ------------
Total Other Comprehensive Income                 542,289         1,540,687
                                            ------------      ------------

Comprehensive Income                        $  1,396,026      $  1,845,793
                                            ============      ============































See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Three Months Ended June 30,
                                                2000              1999
                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                $    853,737      $    305,106
  Adjustments to reconcile net income to
   net cash
    Provided by/(used in) operating
     activities
      Depreciation and amortization              190,259           159,248
      Accrued financing costs                       --                --
      Deferred Income Taxes                      218,639          (793,688)
      Loss on Sale of Assets                       9,264              --
      (Gain) on Sale of Marketable
       Securities                             (1,320,355)             --
      (Increase) decrease in operating
       assets
        Accounts Receivable                     (183,637)          230,056
        Inventories                               19,349             5,168
        Prepaid Expenses                         158,851            29,526
      Increase (decrease) in operating
       liabilities
        Accounts Payable                         (46,286)         (225,479)
        Accrued Expenses                         (62,629)           22,339
                                            ------------      ------------
NET CASH PROVIDED BY/(USED IN)
 OPERATING ACTIVITIES                           (162,808)         (267,724)
                                            ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sale of Marketable
  Securities                                   3,398,480              --
  Investment in oil and gas properties          (397,694)             --
  Investment in other assets                    (236,450)             --
  Purchase of property and equipment            (219,148)         (153,538)
  Proceeds from Sale of property and
   equipment                                     157,561              --
                                            ------------      ------------
NET CASH PROVIDED BY/(USED IN)
 INVESTING ACTIVITIES                          2,702,749          (153,538)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable               (51)         (300,000)
  Increase in current financing                     --           2,083,104
  Increase in borrowings on long-term debt       393,656              --
  Proceeds from issuance of (repurchase
   of) common stock                               15,633           (11,447)
  Repayment of long-term debt                   (217,993)         (242,872)
                                            ------------      ------------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                 191,245         1,528,785
     NET INCREASE (DECREASE) IN CASH           2,731,186         1,107,523

CASH, BEGINNING OF PERIOD                        716,309            35,474
                                            ------------      ------------
     CASH, END OF PERIOD                    $  3,447,495      $  1,142,997
                                            ============      ============
Additional Cash Flow Information:
 Other Comprehensive Income net of
 Income Taxes                                    542,289         1,540,687

See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  Basis of Presentation

     Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB at March 31, 2000.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

(2)  Investment Securities

     The Company received 450,000 shares of common stock in Evergreen Resources, Inc. as part of the payment for the sale of gas production properties effective December 31, 1998. This stock is carried on the balance sheet as an available for sale security at its current market value. When the transaction was completed the value of this stock was approximately $7.5 million, at March 31, 1999, the value was approximately $9.0 million and at March 31, 2000 the value was approximately $10.9 million. During June 2000, the Company sold 125,000 shares of this stock for net proceeds of $3,398,480. A pre-tax gain of $1,320,355 is recognized in the Company's Consolidated Statement of Operations. At June 30, 2000 the value of the remaining 325,000 shares of Evergreen stock was approximately $9.6 million. This change in market value, net of income taxes, is reflected in Shareholders' Equity as Accumulated Other Comprehensive Income.

(3)  Long Term Debt

     Effective November 12, 1999 the Company entered into a financing agreement collateralized by 100,000 shares of the Evergreen stock held by it with a fair value of $1,950,000 at that time. Under the agreement, the Company borrowed $1,652,596 with borrowings due November 7, 2001. The Company is obligated to pay back an amount equal to $1,904,000 so long as the Evergreen stock is trading between $19.04 and $27.51 per share. This equates to an approximate 7.5% effective interest rate.

     Effective March 7, 2000 the Company entered into an additional financing agreement collateralized by 100,000 shares of the Evergreen stock held by it with a fair value of $2,450,000 at that time. Under the agreement, the Company borrowed $1,713,454 with borrowings due March 4, 2001. The Company is obligated to pay back an amount equal to $2,021,000 so long as the Evergreen stock is trading between $20.21 and $30.31 per share. This equates to an approximate 8.3% effective interest rate.

                       INFINITY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


     Effective April 18, 2000 the Company entered into a third financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,836,000 at that time. Under the agreement, the Company borrowed $2,350,154 that was used to settle a financing agreement that expired April 15, 2002. The Company is obligated to pay back $2,742,500 on the termination date of April 15, 2002 as long as the price of the Evergreen stock is trading between $21.94 and $32.91 per share. This equates to an approximate 7.6% effective interest rate.

     The Company has accrued $87,543 associated with the loans secured by the Evergreen Stock. Of this amount, the Company has capitalized $29,149 associated with the investment in the Labarge property in Wyoming.

(4)  Earnings Per Share

     Basic earnings per share were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflect the potential dilutions that could occur if stock options and warrants were converted into common stock under the treasury stock method.

     The following shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock.
                                       Basic       Common     Earnings
                                      Earnings     Shares     Per Share
                                      --------    ---------   ---------
Basic earnings per share,
 June 30, 2000:
  Income available to common
  stockholders                        $853,738    2,953,232     $0.29
Plus:  Impact of assumed                                        =====
 conversions of warrants
 and options                              --        257,101
                                      --------    ---------
Diluted earnings per share:
 Income available to common
 shareholders after assumed
 conversions of dilutive securities   $853,738    3,210,333     $0.27
                                      ========    =========     =====

     For the period ended June 30, 2000, dilutive potential common shares of 138,711 were not included in the computation of diluted earnings per share because their effect was antidilutive.

                                       Basic       Common     Earnings
                                      Earnings     Shares     Per Share
                                      --------    ---------   ---------
Basic earnings per share,
 June 30, 1999:
  Income available to common
  stockholders                        $305,106    2,954,788     $0.10
                                      ========    =========     =====

                       INFINITY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

     All dilutive potential common shares are anti-dilutive in the period ended June 30, 1999.

(5)  Stock Options

     In 1999, the Company adopted a stock option plan that allows the grant of incentive and non-qualified stock options. Options granted under the plan become exercisable immediately unless the Board of Directors places vesting requirements on the options. Options expire ten years after the date of grant, unless, an earlier expiration date is set by the Board of Directors. However, incentive stock options granted to an employee who owns more than 10% of the total combined power of all classes of the Company's stock must be exercised within five years of the date of grant. Pursuant to the plan, an aggregate of 140,000 shares of common stock are available for issuance upon the exercise of such options. The Company has issued 73,250 incentive options and 65,000 non-qualified options under the plan all of which are exercisable at $3.00 per share. As of July 31, 2000 options to purchase 4,750 shares were available for grant under the plan and 9,150 of the options granted had been exercised.

     Subsequent to the period ended June 30, 2000 the Company's stockholders approved the 2000 Stock Option Plan that authorizes the issuance of stock options granted by the Board of Directors. An aggregate of 140,000 shares of common stock are available for issuance upon the exercise of the options distributed under the plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                             RESULTS OF OPERATIONS

     The net income for the quarter ended June 30, 2000 was $853,737 compared to net income of $305,106 for the 1999 period. During the quarter ended June 30, 2000, the Company recognized a $1,320,355 pre-tax gain on the sale of 125,000 shares of Evergreen stock received when it sold its interest in oil and gas producing properties in the Raton Basin of Colorado effective December 31, 1998. Proceeds from the sale of these securities are being used in the development of the Company's oil and gas properties and in the acquisition of additional leasehold in the Greater Green River Basin of Wyoming. During the quarter ended June 30, 1999 the Company had a deferred tax benefit of $793,688 related to the unrealized gain on the Evergreen stock held by the Company offset by net operating loss carryforwards.

     The Company experienced a $328,823 increase in gross profit to $581,491 in the quarter ended June 30, 2000 from $252,668 for the quarter ended June 30, 1999. The increase in gross profit during the quarter was the result of a $711,564, or 97%, increase in net sales, which was partially offset by a $382,741, or 79%, increase in cost of goods sold when compared to the same quarter of 1999. The expansion of the service segment through the acquisition of Powder River Cementers in August 1999 added $307,630 in revenue and $209,494 in cost of goods sold during the quarter while a general increase in oil field service activity in all of the Company's other markets accounted for the remaining increases in revenues and cost of goods sold.

     Other operating expenses for the quarter ended June 30, increased $59,687, or 9%, from $642,828 in the 1999 period to $702,515 in the 2000 period. A majority of the increase in other operating expenses was associated with increased personnel costs associated with developing the infrastructure to support the oil and gas exploration activities and oil field service operations in Gillette, Wyoming and increased depreciation on rolling stock acquired during the past year. These increases in other operating expenses were partially offset by a $69,000 decrease in legal fees.

     During the quarter ended June 30, 2000 the Company recorded a $1,320,355 pre-tax gain on the sale of 125,000 shares of Evergreen stock held for resale. The Company still holds 325,000 of Evergreen stock that has been used as collateral for the financing of long-term debt (See Note 3 to the Consolidated Financial Statements).

     Income tax expense of $218,639 was recorded in the quarter ended June 30, 2000 as a result of realized and unrealized gain on the Evergreen stock held by the Company partially offset by net operating loss carry forwards. The expense in the quarter ended June 30, 2000 compares to a $793,688 deferred tax benefit associated with the appreciation in value of the Evergreen stock in the quarter ended June 30, 1999 offset by net operating loss carry forwards.

     OILFIELD SERVICES: The oilfield services segment of the Company generated $1,436,171 (see "Related Party Transactions") in revenues, and $843,450 in cost of sales during the quarter ended June 30, 2000 compared to $705,320 in revenues and $463,227 in cost of sales during the comparable period in 1999. The expansion of the oilfield service segment of the Company, effective August 15, 1999 with the acquisition of Powder River Cementers, into the Gillette, Wyoming area generated $307,630 in revenues and $209,494 in cost of sales while a general increase in oil field service activity in all of the Company's other markets accounted for the remaining increases in revenues and cost of goods sold. The operating expenses incurred by the oilfield services segment of the Company were $520,232 for the quarter ended June 30, 2000 and $391,836 for the quarter ended June 30, 1999. Increases in other operating expenses associated with the operations in the Powder River Basin of Wyoming, approximately $95,000, and approximately $20,000 increase in the quarter's depreciation expense were the main cause for the increase in other operating expenses. Operating income increased to $72,489 for the quarter ended June 30, 2000 from an operating loss of ($149,743) for the quarter ended June 30, 1999. Other (Income) and expenses decreased to $62,699 in the quarter ended June 30,
2000 from $64,657.   The Oilfield Service segment generated net income before
taxes of $9,800 for the quarter ended June 30, 2000 compared to a net loss before taxes of ($214,400) for the 1999 period.

     ENVIRONMENTAL SERVICES: The environmental service segment of the Company incurred a $35,685 operating loss during the quarter ended June 30, 2000 compared to an operating loss of $28,671 for the same period in 1999. The Company operates the facilities at a minimum level of activity and on July 31, 2000 began dismantling the wastewater treatment facility in Chanute, Kansas. The Company expects to incur expenses of approximately $40,000 to dismantle the facilities, which it expects to offset through proceeds from the sale of the equipment being removed.

     OIL AND GAS PRODUCTION: The oil and gas production segment of the Company recorded net revenue from oil sales from the Cherokee Basin of $9,717 and operating expenses of $8,449 during the three months ending June 30, 2000. The property produced an average net daily production of 8.7 barrels of oil per day. As of July 31 production from the wells has increased to 15 net barrels per day of conventional production. Additional well bore stimulation through the use of the Company's acidizing and fracturing services and the initiation of the polymer augmented water flood on the producing reservoir are expected to increase gross production to 200 barrels of oil per day, or 160 barrels per day to the Company's revenue interest, by the end of the current fiscal year. Through June 30, 2000 the Company has invested approximately $544,000 in the development of the property that it originally paid $150,000 for, for a total investment of 694,000 (See "Related Party Transactions").
The Company expects additional development expenditures for the completion of the injection facilities and acid and fracture stimulation of the remaining wells of approximately $200,000 will be incurred during the fiscal quarter ending September 30, 2000.

     CORPORATE ACTIVITIES: Expenses incurred in corporate activities were $140,388 for the three months ended June 30, 2000, compared to $199,895 for the three months ended June 30, 1999. The $59,507 decrease in corporate expenses was primarily due to a $77,389 decrease in corporate related legal expenses and an $18,798 increase in costs related to shareholder matters.

     RELATED PARTY TRANSACTIONS: The Company has eliminated approximately $61,000 from oil field service revenue and from investment in oil and gas properties. This amount is revenue in excess of cost from completion and stimulation services that were provided by Consolidated Industrial Services, Inc. to Verde Operating Company on the Manson Lease in the Cherokee Basin of Eastern Kansas. Of the expected $200,000 in remaining development costs on the Manson Lease, Consolidated Industrial Services, Inc. expects to provide about $75,000 in services. The Company will eliminate approximately $45,000 of this revenue as revenues in excess of costs from related party transactions.

                       LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had working capital of $1,042,365 compared to a working capital deficit of $1,111,106 at March 31, 2000. The increase in the working capital is mainly due to the increase in cash available after the liquidation of 125,000 shares of Evergreen Stock partially offset by the current liability for taxes payable.

     Net cash provided by the operation of the oilfield services segment was $249,371 for the quarter ended June 30, 2000. Net cash used by the operation of the environmental services segment and corporate activities was $30,873 and $135,880, respectively.

     Cash provided by investing activities during the quarter ended June 30, 2000, was $2,702,749 compared to cash used of $153,538 for the comparable period of 1999. The 2000 activity included proceeds from the sale of Evergreen stock of $3,398,480 and from the sale of real property and equipment of $157,561. The Company had expenditures related to its oil and gas properties, other assets and property and equipment of $397,694, $236,450 and $219,148 respectively during the three month period ended June 30, 2000. During the same period of 1999, the Company had expenditures of $153,538 for the purchase of property and equipment.

     The Company obtained $393,656 in equipment financing and repaid $217,993 in long term debt during the quarter ended June 30, 2000. The Company also received $15,633 from the issuance of stock through the exercise of employee stock options.

     In April 1999, the Company entered into a financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,500,000 at that time. Under the agreement, the Company borrowed $2,035,950. The Company was obligated to pay back $2,254,344. Effective April 18, 2000 the Company entered into a financing agreement collateralized by the same 125,000 shares of the Evergreen stock held by it with a fair value of $2,836,000 at that time. Under the agreement, the Company borrowed $2,350,154 that was used, along with $73,094 in cash available, to settle the original financing agreement that expired April 15, 2000. The Company is obligated to pay back $2,742,500 on the termination date of April 15, 2002 as long as the price of the Evergreen stock is trading between $21.94 and $32.91 per share. This equates to an approximate 7.6% effective interest rate.

     Subsequent to June 30, 2000 the Company acquired an additional 13,440 acres of leasehold in the Greater Green River Basin of Wyoming for $311,300. The Company is continuing efforts to acquire additional adjacent leasehold in order to increase its position in the Green River Basin and the ability of the Company to successfully negotiate additional contracts will be key to the development of the newly acquired lease.

     Management believes that the cash flow generated by the increase in oil field service sales, through borrowings secured by Company assets, or through the sale of shares of Evergreen stock held by the Company will provide sufficient liquidity to meet the Company's needs for the remainder of the fiscal year ending March 31, 2001. The ability of the Company to finance future projects will be dependent on the continued success of the pilot project in the Green River Basin and its attractiveness to potential partners and the ability of the Company to generate positive cash flow from its oilfield service segment and through revenues from oil sales with the development of the Cherokee Basin properties of Eastern Kansas.

                          FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None

Item 2.  Changes in Securities

     During the three month period ended June 30, 2000, the Company did not issue any securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Three issues were presented to Stockholders of the Company by proxy for consideration at the annual Stockholders meeting that was held July 20, 2000 at the Company's headquarters in Chanute, Kansas. These issues, all of which were approved at the annual Stockholders meeting, were:

     (a) The election of four (4) Directors of the Company to serve until the next annual Meeting of Shareholders and until their successors have been duly elected and qualified;

     (b) The ratification of the appointment of Sartain Fischbein & Co. as the Company's independent auditors; and

     (c)  The approval of the Company's 2000 Stock Option Plan.

     The following set forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

Election of Directors:

          Nominees              For         Withheld
          --------           ---------      --------
     Stanton E. Ross         2,392,630       27,662
     George R. Jones         2,407,704       12,588
     Jeffrey L. Dale         2,370,170       50,122
     Leroy C. Richie         2,407,627       12,665

Appointment of Sartain Fischbein & Co.:

            For               Against      Abstentions
            ---               -------      -----------
         2,411,708             6,621          1,963

Approval of 2000 Stock Option Plan:

            For               Against      Abstentions
            ---               -------      -----------

         2,121,363            289,672         9,257

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

                                 INFINITY, INC.



Dated: August 10, 2000           By:/s/ Stanton E. Ross
                                    Stanton E. Ross, President


                                 By:/s/ Jon D. Klugh
                                    Jon D. Klugh, Chief Financial Officer

EXHIBIT                                            METHOD OF FILING
-------                                    -----------------------------
  27.      FINANCIAL DATA SCHEDULE         Filed herewith electronically