Form 10QSB
period 2000-09-30
INFINITY INC
filed 2000-11-03
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2000

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ___________, 19___ to ___________, 19___.

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


                             [X]  Yes     [ ]   No



There were 2,989,737 shares of the Registrant's Common Stock outstanding as of September 30, 2000.

                                INFINITY, INC.

                                 FORM 10-QSB

                                    INDEX

                                                                      Page
                                                                     Number
                                                                     ------

Part I      Financial Information

Item 1.     Financial Information:

            Condensed Consolidated Balance Sheets ................     3

            Condensed Consolidated Statements of Operations
            for three months ended September 30, 2000 ............     4

            Condensed Consolidated Statements of Operations
            for six months ended September 30, 2000 ..............     5

            Condensed Consolidated Statements of
            Comprehensive Income (Loss) ..........................     6

            Condensed Consolidated Statements of Cash Flows ......     7

            Notes to Consolidated Financial Statements ...........     8

Item 2.     Management's Discussion and Analysis or Plan of
            Operations ...........................................    11

Part II:    Other Information ....................................    16

                        INFINITY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                              Sept. 30, 2000   March 31, 2000
                                              --------------   --------------
                                                (Unaudited)
CURRENT ASSETS
  Cash                                         $ 1,574,552       $   716,309
  Accounts Receivable, less allowance
   for doubtful accounts                         1,228,943           587,909
  Inventories                                      203,760           203,998
  Prepaid Expenses                                 221,704           366,281
                                               -----------       -----------
     TOTAL CURRENT ASSETS                        3,228,959         1,874,497

PROPERTY AND EQUIPMENT, at cost, less
   accumulated depreciation                      6,089,592         4,230,556
INVESTMENT SECURITIES                           11,293,750        10,884,600
OIL AND GAS PROPERTIES, using full cost
  accounting net of accumulated depreciation,
  depletion and amortization                     3,937,557         1,958,648
INTANGIBLE ASSETS, at cost, less
  accumulated amortization                         278,646           298,287
OTHER ASSETS                                       821,056           132,722
                                               -----------       -----------
     TOTAL ASSETS                              $25,649,560       $19,379,310
                                               ===========       ===========

                                  LIABILITIES
CURRENT LIABILITIES
  Current portion of long-term debt            $ 2,794,995       $ 2,174,066
  Accounts Payable                                 502,235           510,337
  Deferred Income Tax                              192,000              --
  Accrued Expenses                                 352,254           301,200
                                               -----------       -----------
     TOTAL CURRENT LIABILITIES                   3,841,484         2,985,603

LONG-TERM LIABILITIES
  Deferred Income Tax                              994,000              --
  Long-term debt, less current portion above     7,971,019         6,411,381
                                               -----------       -----------
     TOTAL LIABILITIES                          12,806,503         9,396,984

                              STOCKHOLDERS' EQUITY
CAPITAL CONTRIBUTED
  Common stock, par value $.0001, authorized
   300,000,000 shares, issued and outstanding
   2,989,737 shares; 2,950,561 shares                  299               295
  Additional paid-in-capital                    10,602,711        10,470,105
  Accumulated other comprehensive income:
   Unrealized gain on securities available
    for sale, net of Deferred income taxes
    of $2,002,812 and $985,014                   3,887,813         2,246,211
  Accumulated deficit                           (1,647,766)       (2,734,285)
                                               -----------       -----------
     TOTAL STOCKHOLDERS' EQUITY                 12,843,057         9,982,326
                                               -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                   $25,649,560       $19,379,310
                                               ===========       ===========

The consolidated balance sheet at March 31, 2000 has been derived from the audited financial statements at that date. See Notes to Consolidated Financial Statements.

                       INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months Ended Sept. 30,
                                               -----------------------------
                                                  2000               1999
                                               -----------       -----------
REVENUES
  Oil and Gas Service Operations               $ 2,478,220       $ 1,227,819
  Waste Water Treatment                              3,151             2,911
  Oil and Gas Sales                                 48,319              --
                                               -----------       -----------
TOTAL REVENUE                                    2,529,690         1,230,730

COST OF SALES
  Oil and Gas Service Operations                 1,154,982           647,636
  Waste Water Treatment Facilities                  47,342            29,965
  Oil and Gas Production Expenses and Taxes         43,518              --
                                               -----------       -----------
COST OF SALES                                    1,245,842           677,601
                                               -----------       -----------
  GROSS PROFIT                                   1,283,848           553,129

OPERATING EXPENSES                                 795,107           640,635

  OPERATING INCOME (LOSS)                          488,741           (87,506)
                                               -----------       -----------
OTHER INCOME (EXPENSE)
  Interest Income & Finance Charges                 20,189             6,761
  Interest Expense                                (159,135)         (199,110)
  Rent and Other Income                              2,923             1,207
  Gain on sale of assets and marketable
   securities                                        1,750              --
                                               -----------       -----------
   TOTAL OTHER INCOME (EXPENSE)                   (134,273)         (193,556)
                                               -----------       -----------
   INCOME BEFORE INCOME TAXES                      354,468          (281,062)

INCOME TAX BENEFIT (EXPENSE)                      (121,688)         (172,125)
                                               -----------       -----------
   NET INCOME (LOSS)                           $   232,780       $  (453,187)
                                               -----------       -----------
   NET INCOME PER COMMON SHARE                 $      0.08       $     (0.15)
                                               -----------       -----------
   NET INCOME PER DILUTED COMMON SHARE         $      0.07       $     (0.15)
                                               -----------       -----------
Weighted Average Basic Shares Outstanding        2,966,950         3,010,085
Weighted Average Diluted Shares Outstanding      3,235,981         3,010,085











See Notes to Consolidated Financial Statements.

                       INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Six Months Ended Sept. 30,
                                               -----------------------------
                                                  2000              1999
                                               -----------       -----------
REVENUES
 Oil and Gas Service Operations                $ 3,914,392       $ 1,933,139
 Waste Water Treatment                               4,453            33,217
 Oil and Gas Sales                                  58,035              --
                                               -----------       -----------
TOTAL REVENUE                                    3,976,880         1,966,356

COST OF SALES
 Oil and Gas Service Operations                  1,998,431         1,110,863
 Waste Water Treatment Facilities                   61,142            49,696
 Oil and Gas Production Expenses and Taxes          51,967              --
                                               -----------       -----------
COST OF SALES                                    2,111,540         1,160,559
                                               -----------       -----------
   GROSS PROFIT                                  1,865,340           805,797

OPERATING EXPENSES                               1,497,622         1,283,463
                                               -----------       -----------

   OPERATING INCOME (LOSS)                         367,718          (477,666)
                                               -----------       -----------
OTHER INCOME (EXPENSE)
 Interest Income & Finance Charges                  27,387            18,964
 Interest Expense                                 (296,987)         (319,442)
 Rent and Other Income                              11,387             8,499
 Gain on sale of assets and marketable
  securities                                     1,317,341              --
                                               -----------       -----------
   TOTAL OTHER INCOME (EXPENSE)                  1,059,128          (291,979)
                                               -----------       -----------
INCOME BEFORE INCOME TAXES                       1,426,846          (769,645)

INCOME TAX BENEFIT (EXPENSE)                      (340,327)          621,563
                                               -----------       -----------
   NET INCOME (LOSS)                           $ 1,086,519       $  (148,082)
                                               -----------       -----------
   NET INCOME PER COMMON SHARE                 $      0.37       $     (0.05)
                                               -----------       -----------
   NET INCOME PER DILUTED COMMON SHARE         $      0.34       $     (0.05)
                                               -----------       -----------
Weighted Average Basic Shares Outstanding        2,960,091         2,982,587
Weighted Average Diluted Shares Outstanding      3,229,122         2,982,587











See Notes to Consolidated Financial Statements.

                       INFINITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                           INCOME (LOSS) (UNAUDITED)

                                               Three Months             Six Months
                                              Ended Sept. 30           Ended Sept. 30
                                         ----------------------   -----------------------
                                            2000        1999         2000         1999
                                         ----------   ---------   ----------   ----------
Net Income (Loss)                        $  232,780   $(453,187)  $1,086,519   $  148,082

Other Comprehensive Income (Loss):
  Unrealized holding gains (losses)
  on Securities, net of taxes of
  $566,312 and ($172,125) (three
  months ended 9/30/2000 and
  9/30/1999 respectively) and
  $1,294,594 and $621,563 (six
  months ended 9/30/2000 and
  9/30/1999 respectively)                 1,099,313    (334,125)   2,513,036    1,206,562
Reclassifications, net of Deferred
  Tax expense of $448,921 (six
  months ended 9/30/2000)                       --          --      (871,434)        --
                                         ----------   ---------   ----------   ----------
Total Other Comprehensive Income          1,099,313    (334,125)   1,641,602    1,206,562
                                         ----------   ---------   ----------   ----------
Comprehensive Income (Loss)              $1,332,093   $(787,312)  $2,728,121   $1,058,480
                                         ==========   =========   ==========   ==========




























See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Six Months Ended Sept. 30,
                                               -----------------------------
                                                  2000              1999
                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                   $ 1,086,519       $  (148,082)
  Adjustments to reconcile net income
   to net cash Provided by/(used in)
   operating activities
    Depreciation and amortization                  404,450           330,393
    Accrued financing costs                           --             168,764
    Payment of expense with shares of Stock         17,000            18,750
    Deferred Income Taxes                          340,327          (621,563)
    Loss on Sale of Assets                           3,014              --
    (Gain) on Sale of Marketable Securities     (1,320,355)             --
    (Increase) decrease in operating assets
      Accounts Receivable                         (641,035)          (61,291)
      Inventories                                      238           (11,963)
      Prepaid Expenses                             144,577            15,182
    Increase (decrease) in operating
     liabilities
      Accounts Payable                              (8,101)           (1,650)
      Accrued Expenses                              51,054            31,186
                                               -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                         77,688          (280,274)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sale of Marketable Securities    3,398,480              --
  Investment in oil and gas properties          (1,986,730)         (633,024)
  Investment in other assets                      (688,334)             --
  Purchase of property and equipment              (644,053)         (506,847)
  Investment in intangible assets                     --             (69,378)
  Proceeds from Sale of property and equipment     157,561              --
                                               -----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                        236,924        (1,209,249)
                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                --           1,865,951
  Increase in borrowings on long-term debt       1,034,201            85,333
  Proceeds from issuance of (repurchase
   of) common stock                                115,610           (11,458)
  Repayment of long-term debt                     (606,180)         (344,375)
                                               -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          543,631         1,595,451

     NET INCREASE (DECREASE) IN CASH               858,243           105,928

CASH, BEGINNING OF PERIOD                          716,309            35,474
                                               -----------       -----------
     CASH, END OF PERIOD                       $ 1,574,552       $   141,402
                                               ===========       ===========

Additional Cash Flow Information:
 Deposit on Asset Purchase through issuance
  of Common Stock                                                $   168,760
Other Comprehensive Income net of
 Income Taxes                                  $ 2,538,789
 Seller Financed Purchase of Fixed Assets      $ 1,650,000

See Notes to Consolidated Financial Statements.

                        INFINITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

     Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB at March 31, 2000.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

(2)  Investment Securities

     The Company received 450,000 shares of common stock in Evergreen Resources, Inc. as part of the payment for the sale of gas production properties effective December 31, 1998. This stock is carried on the balance sheet as an available for sale security at its current market value. When the transaction was completed the value of this stock was approximately $7.5 million, at March 31, 1999, the value was approximately $9.0 million and at March 31, 2000 the value was approximately $10.9 million. During June 2000, the Company sold 125,000 shares of this stock for net proceeds of $3,398,480. A pre-tax gain of $1,320,355 is recognized in the Company's Consolidated Statement of Operations. At September 30, 2000 the value of the remaining 325,000 shares of Evergreen stock was approximately $11.3 million. This change in market value, net of income taxes, is reflected in Shareholders' Equity as Accumulated Other Comprehensive Income.

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

     Effective March 7, 2000 the Company entered into an additional financing agreement collateralized by 100,000 shares of the Evergreen stock held by it with a fair value of $2,450,000 at that time. Under the agreement, the Company borrowed $1,713,454 with borrowings due March 4, 2002. The Company is obligated to pay back an amount equal to $2,021,000 so long as the Evergreen stock is trading between $20.21 and $30.31 per share. This equates to an approximate 8.3% effective interest rate.

     Effective April 18, 2000 the Company entered into a third financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,836,000 at that time. Under the agreement, the Company borrowed $2,350,154 that was used to settle a financing agreement that expired April 15, 2000. The Company is obligated to pay back $2,742,500 on the termination date of April 15, 2002 as long as the price of the Evergreen stock is trading between $21.94 and $32.91 per share. This equates to an approximate 7.6% effective interest rate.

                         INFINITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

(3)  Long Term Debt (continued)

     The Company has accrued $244,164 in interest expense as additional debt associated with the loans secured by the Evergreen Stock. Of this amount, the Company has capitalized $104,417 associated with the investment in the Labarge and Pipeline properties in Wyoming.

     Effective July 31, 2000 the Company entered into an agreement to purchase aviation assets. The agreement included a financing facility under which the Company borrowed $1,650,000. The Company was not required to make a down payment, pay any closing costs or pay any points associated with the financing and was able to finance 100% of the cost of the agreement. The borrowings are due in annual payments of $82,500 to be made on April 1 of each year through 2021. The financing will bear interest on the principal sum at the Wall Street Journal floating published rate in effect at the beginning of each calendar quarter. Interest will be paid on a quarterly basis. The agreement gives the Company priority in scheduling usage and allows the aircraft manager the ability to charter the aircraft to other parties. The Company will be billed for its share of aircraft costs based on hours used, will share in the net profits from charter activity as a 50% owner, and will receive a proportionate share of any appreciation in the value of the assets upon termination of the agreement.

(4)  Earnings Per Share

     Basic earnings per share were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflect the potential dilutions that could occur if stock options and warrants were converted into common stock under the treasury stock method.

     The following shows the amounts used in computing earnings per share for the periods ending September 30, 2000 and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                               Basic       Common   Earnings
                                              Earnings     Shares   Per Share
                                              --------     ------   ---------
Year to Date Basic earnings per share:
 Six months ending September  30, 2000:
 Income available to common stockholders     $1,086,519   2,960,091   $0.37
Plus: Impact of assumed conversions of                                =====
 warrants and options                              --       269,031
                                             ----------   ---------
Diluted earnings per share:
 Income available to common shareholders
 after assumed conversions of dilutive
 securites                                   $1,086,519   3,229,122   $0.34
                                             ==========   =========   =====
Quarter to Date Basic earnings per share:
 Three months ending September  30, 2000:
 Income available to common stockholders     $  232,780   2,966,950   $0.08
Plus: Impact of assumed conversions of                                =====
 warrants and options                              --       269,031
Diluted earnings per share:                  ----------   ---------
 Income available to common shareholders
 after assumed conversions of dilutive
 securites                                   $  232,780   3,235,981   $0.07
                                             ==========   =========   =====

                         INFINITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

(4)  Earnings Per Share (Continued)

     For the period ended September 30, 2000, dilutive potential common shares of 165,795 were not included in the computation of diluted earnings per share because their effect was antidilutive.

     All dilutive potential common shares are anti-dilutive in the period ended September 30, 1999.

(5)  Stock Options

     The Company granted 8,000 incentive stock options from the 1992 stock option plan during the three months ended September 30, 2000. These options were issued on August 15, 2000 with an exercise price of $6.00 per share. Year to date as of October 31, 2000 employees had exercised 2,500 incentive options that had been issued from the 1992 stock option plan and there were 439 options available for grant under the plan.

     In 1999, the Company adopted a stock option plan that allows the grant of incentive and non-qualified stock options. Options granted under the plan vested at the time the plan was approved by the stockholders. The options expire ten years after the date of grant, unless, an earlier expiration date is set by the Board of Directors. However, incentive stock options granted to an employee who owns more than 10% of the total combined power of all classes of the Company's stock must be exercised within five years of the date of grant. Pursuant to the plan, an aggregate of 140,000 shares of common stock are available for issuance upon the exercise of such options. The Company issued 73,250 incentive (3,000 of which were surrendered based on termination clauses in the option plan) and 65,000 non-qualified options under the plan, all of which are exercisable at $3.00 per share. On August 15, 2000 the Company granted an additional 4,500 options at an exercise price of $6.00 per share. As of October 31, 2000 options to purchase 250 shares were available for grant under the plan and 37,450 of the options granted had been exercised.

     On July 20, 2000 the Company's stockholders approved the 2000 Stock Option Plan that authorized the issuance of stock options granted by the Board of Directors on September 22, 1999. An aggregate of 140,000 shares of common stock are available for issuance upon the exercise of the options distributed under the plan. Incentive stock options to purchase 70,250 shares of common stock were granted under the plan on September 22, 1999 at $3.00 per share.
On August 15, 2000 the Company granted an additional 4,000 options at an exercise price of $6.00 per share. As of October 31, 2000, 3,000 of the options granted under the plan have been exercised and 750 options remain available for grant under the 2000 Stock Option Plan.

                                   ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                             RESULTS OF OPERATIONS

     The net income for the quarter ended September 30, 2000 was $232,780 compared to a net loss of ($453,187) for the 1999 period.

     The Company experienced a $730,719 increase in gross profit to $1.3 million in the quarter ended September 30, 2000 from $553,129 for the quarter ended September 30, 1999. The increase in gross profit during the quarter was the result of a $1.3 million , or 106%, increase in net sales, which was partially offset by a $568,241, 84%, increase in cost of goods sold when compared to the same quarter of 1999. The expansion of the service segment through the acquisition of Powder River Cementers in August 1999 added $506,213 in revenue and $290,698 in cost of goods sold and production operations at the Company's Cherokee field project added $48,319 in revenue and $43,518 in operating expenses for the quarter. An increase in oil field service activity in all of the Company's other markets accounted for the remaining increases in revenues and cost of goods sold.

     Other operating expenses for the quarter ended September 30, increased $154,472 from $640,635 in the 1999 period to $795,107 in the 2000 period. A majority of the increase in other operating expenses was associated with a $44,866 increase in depreciation associated with trucks utilized in oil field service operations and a $62,761 increase in expenses related to shareholder relations. There was also a $19,300 increase in insurance costs due to increased oil field service operations and an $11,043 increase in communication expenses.

     Interest expense for the quarter ended September 30, 2000 decreased $39,975 to $159,135 from $199,110 for the quarter ended September 30, 1999. Actual interest accrued or paid for the quarter ended September 30, 2000 was $273,591 of which $114,456 was capitalized to the investment associated with the Labarge and Pipeline prospects and investment associated with other assets.

     The net income for the six month period ended September 30, 2000 was $1,086,519 compared to a net loss of ($148,082) for the 1999 period. During the six months ended September 30, 2000, the Company recognized a $1,320,355 pre-tax gain on the sale of 125,000 shares of Evergreen stock received when it sold its interest in oil and gas producing properties in the Raton Basin of Colorado effective December 31, 1998. Proceeds from the sale of these securities are being used in the development of the Company's oil and gas properties and in the acquisition of additional leasehold in the Greater Green River Basin of Wyoming. During the six month period ended September 30, 1999 the Company had a deferred tax benefit of $621,563 related to the unrealized gain on the Evergreen stock held by the Company offset by net operating loss carryforwards.

     The Company experienced a $1,059,543 increase in gross profit to $1,865,340 in the six month period ended September 30, 2000 from $805,797 for the six months ended September 30, 1999. The increase in gross profit during the period was the result of a $1,981,253, or 102%, increase in net oil field service sales, which was partially offset by a $887,568, or 80%, increase in cost of goods sold for the oil field service segment when compared to the same quarter of 1999. The expansion of the service segment through the acquisition of Powder River Cementers in August 1999 added $813,843 in revenue and $500,191 in cost of goods sold during the six month period while a general increase in oil field service activity in all of the Company's other markets resulted in increased sales of $1,270,526 (See "Related Party Transactions") and an increase in cost of goods sold of $387,377. Production operations at the Company's Cherokee field project added $58,036 in revenue from oil sales and $51,967 in production expenses for the six month period.

     Other operating expenses for the six month period ended September 30, increased $214,159, or 17%, from $1,283,463 in the 1999 period to $1,497,622 in the 2000 period. Personnel Costs associated with operations increased $105,251, depreciation expense associated with the oil field service assets increased by $90,023 due to recent capital additions, and shareholder relations costs increased $79,275. These increases in other operating expenses were partially offset by a $69,281 decrease in legal fees.

     During the quarter ended June 30, 2000 the Company recorded a $1,320,355 pre-tax gain on the sale of 125,000 shares of Evergreen stock held for resale. The Company still holds 325,000 of Evergreen stock that has been used as collateral for the financing of long-term debt (See Note 3 to the Consolidated Financial Statements).

     Income tax expense of $340,327 was recorded in the six months ended September 30, 2000 as a result of realized and unrealized gain on the Evergreen stock held by the Company and positive net income from operations. The expense in the six months ended September 30, 2000 compares to a $621,563 deferred tax benefit associated with the appreciation in value of the Evergreen stock in the period ended September 30, 1999 offset by net operating loss carry forwards.

     OILFIELD SERVICES: The oilfield services segment of the Company generated $2,520,170 (see "Related Party Transactions") in revenues, and $1,154,981 in cost of sales during the quarter ended September 30, 2000 compared to $1,227,820 in revenues and $647,636 in cost of sales during the comparable period in 1999. The growth of the oilfield service business in the Gillette, Wyoming area generated $595,334 in revenues and $321,522 in cost of sales for the quarter ended September 30, 2000. Revenues for the three months ended September 30, 2000 from the other oil field service markets increased $786,137 to $1,924,836 from $1,138,699 while the cost of goods sold for the areas increased $216,647 to $833,459 from $616,812 compared to the same period of 1999.

     The operating expenses incurred by the oilfield services segment of the Company were $548,461 for the three months ended September 30, 2000 and $440,247 for the three months ended September 30, 1999, an increase of $108,214. Increases in other operating expenses associated with the development of operations in the Powder River Basin of Wyoming of $57,664, and a $38,766 increase in the periods depreciation expense for the other operating areas were the main cause for the increase in other operating expenses. Operating income increased to $816,728 for the quarter ended September 30, 2000 from operating income of $139,936 for the period ended September 30, 1999. Other (Income) and expenses decreased slightly to $64,136 in the three month period ended September 30, 2000 from $65,094 for the same period of
1999.   The Oilfield Service segment generated net income before taxes of
$752,592 for the quarter ended September 30, 2000 compared to net income before taxes of $74,842 for the 1999 period.

     The oilfield services segment of the Company generated $4,017,508 (see "Related Party Transactions") in revenues, and $1,998,431 in cost of sales during the six month period ended September 30, 2000 compared to $1,933,139 in revenues and $1,110,863 in cost of sales during the comparable period in 1999. The growth of the oilfield service business in the Gillette, Wyoming area generated $902,964 in revenues and $531,015 in cost of sales for the six month period ended September 30, 2000. Revenues for the six months ended September 30, 2000 from the other oil field service markets increased $1,270,526 to $3,114,544 from $1,844,018 while the cost of goods sold for the areas increased $387,377 to $1,467,416 from $1,080,039 compared to the same period of 1999.

     The operating expenses incurred by the oilfield services segment of the Company were $1,085,319 for the six months ended September 30, 2000 and $832,083 for the six months ended September 30, 1999. Increases in other operating expenses associated with the operations in the Powder River Basin of Wyoming of $186,761, and a $69,869 increase in the periods depreciation expense for the other operating areas were the main cause for the increase in other operating expenses. Operating income increased to $933,757 for the six months ended September 30, 2000 from an operating loss of ($9,807) for the period ended September 30, 1999. Other (Income) and expenses decreased slightly to $126,825 in the six month period ended September 30, 2000 from
$129,751 for the same period of 1999.   The Oilfield Service segment generated
net income before taxes of $806,932 for the six month period ended September 30, 2000 compared to a net loss before taxes of ($139,559) for the 1999 period.

     ENVIRONMENTAL SERVICES: The environmental service segment of the Company incurred a $40,833 operating loss during the six months ended September 30, 2000 compared to an operating loss of $79,700 for the same period in 1999.
The Company operates the facilities at a minimum level of activity and on July 31, 2000 began dismantling the wastewater treatment facility in Chanute, Kansas. The Company has incurred expenses of approximately $35,000 to dismantle the facilities, which it expects to offset through proceeds from the sale of the equipment being removed.

     OIL AND GAS PRODUCTION: The Operator of the Cherokee Basin property has performed additional well bore stimulation through the use of the Company's acidizing and fracturing services and will initiate the polymer augmented water flood on the producing reservoir in order to increase gross production to an estimated 200 barrels of oil per day, or 160 barrels per day to the Company's revenue interest, by the end of the current fiscal year. Through September 30, 2000 the Company has invested approximately $939,000 in the development of the property that it originally paid $150,000 for, for a total investment of 1,089,000.

     Effective September 1, 2000 the Company purchased 16 producing leases which encompass approximately 2000 acres in the Owl Creek Field, Woodson County, Kansas. These leases contain 52 producing wells under a limited water flood project. The Company acquired the leases for $510,000. An 80-acre parcel of land covered by the leases was also acquired for an additional $100,000. A majority of the production and gathering facilities are located on this parcel of land, as well as a water supply well used for the water
flood project.   With the acquisition of the land the Company acquired the
royalty interest on the 80 acres and now owns 100% of the revenue interest on that acreage.

     The oil and gas production segment of the Company recorded net revenue from oil sales from the Cherokee Basin and Owl Creek Field of $58,036 and operating expenses of $51,967 during the six months ended September 30, 2000. As of October 31, production from the Cherokee Basin has increased to 26 net barrels per day and the Owl Creek Field is producing 42 net barrels a day.

     CORPORATE ACTIVITIES: The Company incurred $243,816 in expenses during the quarter ended September 30, 2000, a $28,371 increase from $215,445 in expense during the same period of 1999. A $62,760 increase in costs associated with shareholder relations was partially offset by a $23,433 decrease in personnel costs and an $18,750 decrease in consulting fees.

     Expenses incurred in corporate activities were $384,203 for the six months ended September 30, 2000, compared to $417,811 for the six months ended September 30, 1999. The $33,608 decrease in corporate expenses was primarily due to a $68,602 decrease in corporate related legal and accounting expenses, a $27,927 decrease in interest expense, a $25,084 decrease in travel expenses, and a $17,654 reduction in personnel costs. These decreases in expenses were partially offset by a $79,275 increase in costs related to shareholder relations.

     RELATED PARTY TRANSACTIONS: The Company has eliminated $41,949 and $103,116 from oil field service revenue and from investment in oil and gas properties for the quarter and six month period ended September 30, 2000 respectively. This amount is revenue in excess of cost from completion and stimulation services that were provided by Consolidated Oil Well Services, Inc. to Verde Oil Company on the Manson Lease in the Cherokee Basin of Eastern Kansas.

                       LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had working capital of $612,5256 compared to a working capital deficit of $1,111,106 at March 31, 2000. The increase in the working capital is mainly due to the increase in cash available after the liquidation of 125,000 shares of Evergreen Stock partially offset by the current liability for taxes payable.

     Net cash provided by the operating activities prior to changes in operating assets of the oilfield services segment was $1,195,017 for the six month period ended September 30, 2000. Net cash used in operating the environmental services segment of the Company was $90,790, for the oil and gas production segment was $1,263, and corporate activities used $572,010 for the six month period. Including changes in operating assets the Company generated $77,688 from operating activities for the six month period ended September 30, 2000 compared to cash used of $280,274 for the 1999 period.

     Cash provided by investing activities during the six months ended September 30, 2000, was $236,924 compared to cash used of $1,209,249 for the comparable period of 1999. The 2000 activity included proceeds from the sale of Evergreen stock of $3,398,480 and from the sale of real property and equipment of $157,561. The Company had expenditures related to its oil and gas properties, other assets and property and equipment of $1,986,730, $688,334 and $644,053 respectively during the six month period ended September 30, 2000. During the same period of 1999, the Company had expenditures of $633,024, $506,847, and $69,378 for the purchase of oil and gas properties, property and equipment, and intangible assets respectively.

     The Company obtained $2,684,201 in equipment financing and repaid $606,180 in long term debt during the six month period ended September 30, 2000. The Company also received $115,610 from the issuance of stock through the exercise of employee stock options.

     Subsequent to September 30, 2000 the Company received an additional $525,000 for the exercise of 175,000 stock options which would have expired October 31, 2000. Proceeds from the exercise will be used to acquire additional coalbed methane leasehold interests and begin drilling activities on the Pipeline Project. As part of the ongoing strategy to acquire additional leasehold in the Green River Basin of Wyoming the Company purchased an additional 2,311 acres of additional leasehold for $334,528.

     The Company expects to make capital expenditures related to drilling up to twenty wells on its Pipeline prospect at a cost of $2.5 million during the third quarter of the current fiscal year. In addition, the Company plans to expend an additional $750,000 for the expansion of service capabilities within existing oil field service markets, to broaden the areas serviced, and to enter into new markets.

    Included in the Current Portion of Long Term Debt is the balance of the Company's term loan secured by a majority of its rolling stock. The term loan matures in February 2001 and will require payment of the balance remaining at that time or extension of the term loan. The Company is currently exploring financing options that will allow it to use its producing properties, rolling stock and other assets to secure a line of credit sufficient to meet its future drilling and service expansion projects and meet its current obligations under the term loan.

     Management believes that the cash flow generated by the increase in oil field service sales, through borrowings secured by Company assets, or through the sale of shares of Evergreen stock held by the Company will provide sufficient liquidity to meet the Company's needs for the remainder of the fiscal year ending March 31, 2001. The ability of the Company to finance future projects will be dependent on the ability of the Company to generate positive cash flow from its oilfield service segment and from oil revenues generated by the Cherokee Basin and Owl Creek Field and on the ability of the Company to complete the contract for the sale of a portion of its interest in the Labarge property to a partner that has the resources to develop the leasehold.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 2.   CHANGES IN SECURITIES.

During the three month period ended September 30, 2000, the Company did not issue any securities that were not registered under the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Three issues were presented to Stockholders of the Company by proxy for consideration at the Annual Stockholders Meeting that was held July 20, 2000 at the Company's headquarters in Chanute, Kansas. These issues, all of which were approved, were:

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

     (b) The ratification of the appointment of Sartain Fischbein & Co. as the Company's independent auditors; and

     (c)   The approval of the Company's 2000 Stock Option Plan.

     The following set forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

Election of Directors:

              Nominees              For         Withheld

         Stanton E. Ross         2,392,630        27,662
         George R. Jones         2,407,704        12,588
         Jeffrey L. Dale         2,370,170        50,122
         Leroy C. Richie         2,407,627        12,665

Appointment of Sartain Fischbein & Co.:

                For         Against         Abstentions

            2,411,708        6,621             1,963

Approval of 2000 Stock Option Plan:

                                                              Broker
                For         Against         Abstentions      Non-Votes

            2,121,363      289,672             9,257           -0-

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits.  The following exhibit is being filed with this report:
           Exhibit 27   Financial Data Schedule

     (b)   Reports on Form 8-K.  None.






                                 SIGNATURES


   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.


Dated: November 3, 2000            By:/s/ Stanton E. Ross
                                      Stanton E. Ross, President

                                   By:/s/ Jon D. Klugh
                                      Jon D. Klugh, Chief Financial Officer

EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------

  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically