Form 10QSB
period 2000-12-31
INFINITY INC
filed 2001-02-01
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                FORM 10-QSB


   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended December 31, 2000

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


                              211 West 14th Street
                              Chanute, Kansas 66720
         ----------------------------------------------------------
         Address of Principal Executive Offices, Including Zip Code


                                (316) 431-6200
         ----------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            [X]  Yes     [  ]  No


There were 3,210,887 shares of the Registrant's Common Stock outstanding as of December 31, 2000.

                                 INFINITY, INC.

                                  FORM 10-QSB

                                     INDEX

                                                                        Page
                                                                       Number

Part I    Financial Information

Item 1.   Financial Information:

          Condensed Consolidated Balance Sheets ..................       3

          Condensed Consolidated Statements of
          Operations for three months ended December 31 ..........       4

          Condensed Consolidated Statements of
          Operations for nine months ended December 31 ...........       5

          Condensed Consolidated Statements of
          Comprehensive Income (Loss).............................       6

          Condensed Consolidated Statements of Cash
          Flows ..................................................       7

          Notes to Consolidated Financial Statements..............       8

Item 2.   Management's Discussion and Analysis or Plan
          of Operations...........................................      12

Part II:  Other Information ......................................      17

                         INFINITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                Dec. 31, 2000   March 31, 2000
                                                -------------   --------------
CURRENT ASSETS                                   (Unaudited)
  Cash                                          $   478,932     $   716,309
  Accounts Receivable, less allowance
   for doubtful accounts                            829,269         587,909
  Inventories                                       205,738         203,998
  Prepaid Expenses                                  261,422         366,281
                                                -----------     -----------
     TOTAL CURRENT ASSETS                         1,775,361       1,874,497

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation                        6,119,194       4,230,556
INVESTMENT SECURITIES                            12,553,125      10,884,600
OIL AND GAS PROPERTIES, using full cost
 accounting
  Net of accumulated depreciation, depletion
   and amortization                               5,757,845       1,958,648
INTANGIBLE ASSETS, at cost, less
  accumulated amortization                          267,036         298,287
OTHER ASSETS                                        900,340         132,722
                                                -----------     -----------
     TOTAL ASSETS                               $27,372,901     $19,379,310
                                                ===========     ===========

                                  LIABILITIES
CURRENT LIABILITIES
  Current portion of long-term debt             $   928,033     $ 2,174,066
  Deferred Income Tax                               620,000            --
  Accounts Payable                                  614,168         510,337
  Accrued Expenses                                  248,495         301,200
                                                -----------     -----------
     TOTAL CURRENT LIABILITIES                    2,410,696       2,985,603

LONG-TERM LIABILITIES
  Deferred Income Tax                             1,001,860            --
  Long-term debt, less current portion above      9,438,417       6,411,381
                                                -----------     -----------
     TOTAL LIABILITIES                           12,850,973       9,396,984

                              STOCKHOLDERS' EQUITY
CAPITAL CONTRIBUTED
  Common stock, par value $.0001, authorized
   300,000,000 shares, issued and outstanding
   3,210,887 shares; 2,950,561 shares                   321             295
  Additional paid-in-capital                     11,436,470      10,470,105
  Accumulated other comprehensive income:
    Unrealized gain on securities available
      for sale, net of Deferred income taxes
      of $2,430,999 and $985,014                  4,719,001       2,246,211
  Accumulated deficit                            (1,633,864)     (2,734,285)
                                                -----------     -----------
     TOTAL STOCKHOLDERS' EQUITY                  14,521,928       9,982,326
                                                -----------     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                    $27,372,901     $19,379,310
                                                ===========     ===========

The consolidated balance sheet at March 31, 2000 has been derived from the audited financial statements at that date. See Notes to Consolidated Financial Statements

                         INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months Ended Dec. 31,
                                                   2000             1999
                                                -----------     -----------
REVENUES
  Oil and Gas Service Operations                $ 1,983,596     $ 1,623,765
  Waste Water Treatment                               3,002            --
  Oil and Gas Sales                                 134,342            --
                                                -----------     -----------
TOTAL REVENUE                                     2,120,940       1,623,765

COST OF SALES
  Oil and Gas Service Operations                  1,096,383         884,624
  Waste Water Treatment Facilities                   20,186          15,870
  Oil and Gas Production Expenses and Taxes          66,008            --
                                                -----------     -----------
COST OF SALES                                     1,182,577         900,494
                                                -----------     -----------
     GROSS PROFIT                                   938,363         723,271

OPERATING EXPENSES                                  815,567         738,905
                                                -----------     -----------

     OPERATING INCOME (LOSS)                        122,796         (15,634)
                                                -----------     -----------

OTHER INCOME (EXPENSE)
  Interest Income & Finance Charges                  26,216           8,824
  Interest Expense                                 (153,950)        (86,015)
  Rent and Other Income                              25,432          11,413
  Gain on sale of assets and marketable
    securities                                        1,083           1,249
                                                -----------     -----------
     TOTAL OTHER INCOME (EXPENSE)                  (101,219)        (64,529)
                                                -----------     -----------
     INCOME (LOSS) BEFORE INCOME TAXES               21,577         (80,163)

INCOME TAX BENEFIT (EXPENSE)                         (7,673)       (659,813)
                                                -----------     -----------
     NET INCOME (LOSS)                          $    13,904     $  (739,976)
                                                -----------     -----------

     NET INCOME PER COMMON SHARE                       *        $     (0.24)
                                                                -----------
     NET INCOME PER DILUTED COMMON SHARE               *        $     (0.24)
                                                                -----------

Weighted Average Basic Shares Outstanding         3,127,785       3,054,529
Weighted Average Diluted Shares Outstanding       3,281,017       3,054,529

* Less than $0.01 per share

See Notes to Consolidated Financial Statements.

                       INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Nine Months Ended Dec. 31,
                                                   2000             1999
                                                -----------     -----------

REVENUES
  Oil and Gas Service Operations                $ 5,897,988     $ 3,623,338
  Waste Water Treatment                               7,455          33,217
  Oil and Gas Sales                                 192,377            --
                                                -----------     -----------
TOTAL REVENUE                                     6,097,820       3,590,121

COST OF SALES
  Oil and Gas Service Operations                  3,094,814       1,995,487
  Waste Water Treatment Facilities                   81,328          65,566
  Oil and Gas Production Expenses and Taxes         117,975            --
                                                -----------     -----------
COST OF SALES                                     3,294,117       2,061,053
                                                -----------     -----------
     GROSS PROFIT                                 2,803,703       1,529,068

OPERATING EXPENSES                                2,313,189       2,022,368
                                                -----------     -----------
     OPERATING INCOME (LOSS)                        490,514        (493,300)
                                                -----------     -----------
OTHER INCOME (EXPENSE)
  Interest Income & Finance Charges                  53,603          27,788
  Interest Expense                                 (450,937)       (405,457)
  Rent and Other Income                              36,819          19,912
  Gain on sale of assets and marketable
    securities                                    1,318,424           1,249
                                                -----------     -----------
     TOTAL OTHER INCOME (EXPENSE)                   957,909        (356,508)
                                                -----------     -----------
     INCOME (LOSS) BEFORE INCOME TAXES            1,448,423        (849,808)

INCOME TAX BENEFIT (EXPENSE)                       (348,000)        (38,250)
                                                -----------     -----------
     NET INCOME (LOSS)                          $ 1,100,423     $  (888,058)
                                                -----------     -----------
     NET INCOME PER COMMON SHARE                $      0.36     $     (0.29)
                                                -----------     -----------
     NET INCOME PER DILUTED COMMON SHARE        $      0.35     $     (0.29)
                                                -----------     -----------
Weighted Average Basic Shares Outstanding         3,016,227       3,017,488
Weighted Average Diluted Shares Outstanding       3,169,459       3,017,488

See Notes to Consolidated Financial Statements

                         INFINITY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                            INCOME (LOSS) (UNAUDITED)

                                  Three Months               Nine Months
                                  Ended Dec. 31              Ended Dec. 31
                               2000         1999          2000        1999
                             --------   -----------    ----------   ---------

Net Income (Loss)            $ 13,904   $(  739,976)   $1,100,423   $(888,058)

Other Comprehensive Income
 (Loss):
  Unrealized holding gains
   (losses) on Securities,
    net of taxes of $428,187
    and ($659,813) (three
    months ended 12/31/2000
    and 12/31/1999 respec-
    tively) and $1,722,781
    and ($38,250) (nine
    months ended 12/31/2000
    and 12/31/1999 respec-
    tively)                   831,188    (1,280,812)    3,344,224     (74,250)
                             --------   -----------    ----------   ---------
Reclassifications, net of
 Deferred Tax expense of
 $448,921 (nine months
 ended 12/31/2000)                --            --       (871,434)       --
                             --------   -----------    ----------   ---------

Total Other Comprehensive
 Income                       831,188    (1,280,812)    2,472,790     (74,250)
                             --------   -----------    ----------   ---------

Comprehensive Income (Loss)  $845,092   $(2,020,788)   $3,573,213   $(962,308)
                             ========   ===========    ==========   =========


















See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Nine Months Ended Dec. 31,
                                                   2000            1999
                                                -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                             $ 1,100,423     $  (888,058)
  Adjustments to reconcile net income
   (loss) to net cash
     Provided by/(used in) operating
      activities
       Depreciation and amortization                619,280         522,071
       Accrued financing costs                         --           183,871
       Payment of expense with shares of Stock       17,000          18,750
       Deferred Income Taxes                        348,000          38,250
       (Gain) Loss on Sale of Assets                  4,096          (1,249)
       (Gain) on Sale of Marketable Securities   (1,320,355)           --
       (Increase) decrease in operating assets
         Accounts Receivable                       (241,362)       (222,430)
         Inventories                                 (1,740)         (7,466)
         Prepaid Expenses                           104,859          33,423
       Increase (decrease) in operating
        liabilities
         Accounts Payable                           103,831         177,463
         Accrued Expenses                           (52,705)       (210,240)
                                                -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                         681,327        (355,615)
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sale of Marketable Securities     3,398,480            --
  Investment in oil and gas properties           (3,523,455)       (936,444)
  Investment in other assets                       (767,618)           --
  Purchase of property and equipment               (874,452)     (1,125,236)
  Investment in intangible assets                      --           (72,639)
  Proceeds from Sale of property and equipment      158,643            --
                                                -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES            (1,608,402)     (2,134,319)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                 --         1,937,221
  Increase in borrowings on long-term debt        1,324,026       2,388,831
  Proceeds from issuance of (repurchase
   of) common stock                                 661,241         (27,285)
  Repayment of long-term debt                    (1,295,569)       (494,699)
                                                -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           689,698       3,804,068
                                                -----------     -----------
     NET INCREASE (DECREASE) IN CASH               (237,377)      1,314,134

CASH, BEGINNING OF PERIOD                           716,309          35,474
                                                -----------     -----------
     CASH, END OF PERIOD                        $   478,932     $ 1,349,608
                                                ===========     ===========
Additional Cash Flow Information:
Deposit on Asset Purchase through issuance
 of Common Stock                                $      --       $   168,760
Other Comprehensive Income net of Income Taxes $ 2,472,790 $ 74,250 Purchase of Asset through issuance of
 Common Stock                                   $   288,150     $      --
Seller Financed Purchase of Fixed Assets        $ 1,752,546     $      --
Interest Paid                                   $   248,749     $   221,559

See Notes to Consolidated Financial Statements

                          INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

     Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB at March 31, 2000.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

(2)  Investment Securities

     The Company received 450,000 shares of common stock in Evergreen Resources, Inc. as part of the payment for the sale of gas production properties effective December 31, 1998. This stock is carried on the balance sheet as an available for sale security at its current market value. When the transaction was completed the value of this stock was approximately $7.5 million, at March 31, 1999, the value was approximately $9.0 million and at March 31, 2000 the value was approximately $10.9 million. During June 2000, the Company sold 125,000 shares of this stock for net proceeds of $3,398,480. A pre-tax gain of $1,320,355 is recognized in the Company's Consolidated Statement of Operations. At December 31, 2000 the value of the remaining 325,000 shares of Evergreen stock was approximately $12.6 million. This change in market value, net of income taxes, is reflected in Stockholders' Equity as Accumulated Other Comprehensive Income.

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

                        INFINITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 (CONTINUED)

(3)  Long Term Debt (continued)

     The Company has accrued $433,163 in interest expense as additional debt associated with the loans secured by the Evergreen Stock. Of this amount, the Company has capitalized $196,486 associated with the investment in the Labarge and Pipeline properties in Wyoming and the Piecance Basin property in Colorado.

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

     Effective January 22, 2000 Consolidated Oil Well Services, Inc. (Consolidated) extended it's Term Loan which was due February 6, 2001 for one additional year. The loan, which is secured by a portion of Consolidated's oil field service equipment, had a remaining balance of $1,169,000. The new loan, which made available an additional $500,000, will be repaid in thirty-six (36) consecutive monthly installments, each in the amount of $46,361.11 commencing on February 1, 2001 and on the first day of each month thereafter. The balance remaining on February 6, 2002 shall be due at that time. Interest will be charged at a rate of Prime Rate plus 1.75% per annum on the Term Loan. In conjunction with the refinancing of the Term Loan, the interest rate on the Revolving loan, which is secured by the Company's current receivables was reduced to Prime Rate plus 1.5%.

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

     The following shows the amounts used in computing earnings per share for the periods ending December 31, 2000 and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                               Basic      Common    Earnings
                                              Earnings    Shares    Per Share
                                             ----------  ---------  ---------
Year to Date Basic earnings per share:
 Nine months ending December  31, 2000:
  Income available to common stockholders    $1,100,423  3,016,227    $0.36
Plus: Impact of assumed conversions of                                =====
 warrants and options                              --      153,232
                                             ----------  ---------
Diluted earnings per share:
 Income available to common shareholders
  after assumed conversions of dilutive
  securities                                 $1,100,423  3,169,459    $0.35
                                             ==========  =========    =====

Quarter to Date Basic earnings per share:
 Three months ending December 31, 2000:
  Income available to common stockholders    $   13,904  3,127,785    $0.0044
Plus: Impact of assumed conversions of                                =======
 warrants and options                              --      153,232
                                             ----------  ---------
Diluted earnings per share:
 Income available to common shareholders
  after assumed conversions of dilutive
  securities                                 $   13,904  3,281,017    $0.0042
                                             ==========  =========    =======

     For the period ended December 31, 2000, dilutive potential common shares of 172,045 were not included in the computation of diluted earnings per share because their effect was antidilutive.

     All dilutive potential common shares are anti-dilutive in the period ended December 31, 1999.

                         INFINITY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

(5)  Stock Options

     The Company granted 8,000 incentive stock options from the 1992 stock option plan on August 15, 2000 with an exercise price of $6.00 per share.
Year to date as of December 31, 2000 employees had exercised 4,750 incentive options that had been issued from the 1992 stock option plan, 2,375 incentive options expired and there were 439 options available for grant under the plan.

     In 1999, the Company adopted a stock option plan that allows the grant of incentive and non-qualified stock options. Options granted under the plan vested at the time the plan was approved by the stockholders. The options expire ten years after the date of grant, unless, an earlier expiration date is set by the Board of Directors. However, incentive stock options granted to an employee who owns more than 10% of the total combined power of all classes of the Company's stock must be exercised within five years of the date of grant. Pursuant to the plan, an aggregate of 140,000 shares of common stock are available for issuance upon the exercise of such options. The Company issued 73,250 incentive (3,000 of which were surrendered based on termination clauses in the option plan) and 65,000 non-qualified options under the plan, all of which are exercisable at $3.00 per share. On August 15, 2000 the Company granted an additional 4,500 options at an exercise price of $6.00 per share. As of December 31, 2000 options to purchase 250 shares were available for grant under the plan and 36,700 of the options granted had been exercised.

     On July 20, 2000 the Company's stockholders approved the 2000 Stock Option Plan that authorized the issuance of stock options granted by the Board of Directors on September 22, 1999. An aggregate of 140,000 shares of common stock are available for issuance upon the exercise of the options distributed under the plan. Incentive stock options to purchase 70,250 shares of common stock were granted under the plan on September 22, 1999 at $3.00 per share.
On August 15, 2000 the Company granted an additional 4,000 options at an exercise price of $6.00 per share. As of December 31, 2000, 3,500 of the options granted under the plan have been exercised and 750 options remain available for grant under the 2000 Stock Option Plan.

     During the period ended December 31, 2000 options for 175,000 shares of common stock were exercised. The options were priced at $3.00 per share and would have expired on October 31, 2000. Proceeds from the exercise of these options were used for the acquisition of the Piciance Basin acreage in Colorado and to acquire additional acreage in the Pipeline area of Wyoming.

                                    Item 2.

          Management's Discussion and Analysis or Plan of Operations

                              Results of Operations

     The net income for the quarter ended December 31, 2000 was $13,904 compared to a net loss of ($739,976) for the 1999 period.

     The Company experienced a $215,092 increase in gross profit to $938,363 in the quarter ended December 31, 2000 from $723,271 for the quarter ended September 30, 1999. The increase in gross profit during the quarter was the result of a $497,175, or 31%, increase in net sales, which was partially offset by a $282,083, or 31%, increase in cost of goods sold when compared to the same quarter of 1999.

     A general increase in activity in the Oil Field Service business due to the continued economic recovery in oil and gas fields within the Company's service areas and a price increases of 10% for services and 5% for materials that the Company put in place effective October 1, 2000, helped improve revenues for this business segment by $366,030 during the quarter. Partially offsetting the increase in revenues that the Oil Field Service Segment experienced was a $201,008, or 22%, increase in cost of goods sold. Oil production from the Cherokee and Owl Creek Fields of Eastern Kansas also contributed $134,341 in revenues from oil sales during the quarter ended December 31, 2000 while incurring $66,008 in production costs.

     Other operating expenses for the quarter ended December 31, increased $76,662 from $738,905 in the 1999 period to $815,567 in the 2000 period. A majority of the increase in other operating expenses was associated with a $52,667 increase in personnel costs, a $40,206 increase in depreciation associated with additions to the fleet of trucks utilized in the oil field service operations and, a $23,761 increase in insurance costs due to increased oil field operations. These increases in other operating expenses were partially offset by a $27,721 decrease in office expenses and a $15,364 decrease in legal and accounting services.

     Interest expense for the quarter ended December 31, 2000 increased $67,935 to $153,950 from $86,015 for the quarter ended December 31, 1999. Actual interest accrued or paid for the quarter ended December 31, 2000 was $235,980 of which $82,030 was capitalized to the investment associated with the Labarge, Pipeline and Piciance basin prospects and investment associated with other assets.

     Deferred income tax expense of $659,813 was recorded in the three month period ended December 31, 1999 as a result of a change in value of the Evergreen stock held by the Company. The Company had recorded a deferred tax liability from unrealized gains in the Evergreen stock through September 30, 1999, which would be offset by net operating loss carry forwards and therefore resulted in a deferred tax benefit in the six month statement of operations for the period ended September 30, 1999. The unrealized gains were reversed in the quarter ended December 31, 1999 due to a decline in the fair market value of the Evergreen stock, resulting in the deferred tax expense offsetting the deferred tax benefit previously recorded. For the quarter ended December 31, 2000 the Company recognized additional deferred tax expense of $7,673 related to other temporary differences between book and tax income.

     The net income for the nine month period ended December 31, 2000 was $1,100,423 compared to a net loss of ($888,058) for the 1999 period. During the nine months ended December 31, 2000, the Company recognized a $1,320,355 pre-tax gain on the sale of 125,000 shares of Evergreen stock received when it sold its interest in oil and gas producing properties in the Raton Basin of Colorado effective December 31, 1998. Proceeds from the sale of these securities are being used in the development of the Company's oil and gas properties and in the acquisition of additional leasehold in the Greater Green River Basin of Wyoming and the Piciance Basin of Colorado.

     The Company experienced a $1,274,635 increase in gross profit to $2,803,703 in the nine month period ended December 31, 2000 from $1,529,068 for the nine months ended December 31, 1999. The increase in gross profit during the period was the result of a $2,274,650, or 63%, increase in net oil field service sales, which was partially offset by a $1,099,327, or 55%, increase in cost of goods sold for the oil field service segment when compared to the same period of 1999. The expansion of the service segment through the acquisition of Powder River Cementers in August 1999 and the continued development of the business in the Gillette, Wyoming area added $922,727 in revenue and $474,476 in cost of goods sold during the nine month period while a general increase in oil field service activity in all of the Company's other markets resulted in increased sales of $1,455,040 (See "Intercompany Sales" below) and an increase in cost of goods sold of $614,100. Production operations at the Company's Cherokee field project added $192,377 in revenue from oil sales and $117,975 in production expenses for the nine month period.

     Other operating expenses for the nine month period ended December 31, increased $290,821, or 14%, from $2,022,368 in the 1999 period to $2,313,189 in the 2000 period. Personnel Costs associated with operations increased $107,115, depreciation expense associated with the oil field service assets increased by $130,229 due to recent capital additions, there was a $67,511 increase in insurance costs due to increased oil field operations and shareholder relations costs increased $74,807. These increases in other operating expenses were partially offset by a $81,189 decrease in legal fees.

     During the nine month period ended December 31, 2000 the Company recorded a $1,320,355 pre-tax gain on the sale of 125,000 shares of Evergreen stock held for resale. The Company still holds 325,000 shares of Evergreen stock that has been used as collateral for the financing of long-term debt (See Note 3 to the Consolidated Financial Statements).

     Deferred income tax expense of $348,000 was recorded in the nine months ended December 31, 2000 as a result changes in temporary differences between book and tax income. The expense in the nine months ended December 31, 2000 compares to a $38,250 tax expense in the period ended December 31, 1999.

     OILFIELD SERVICES: The oilfield services segment of the Company generated $1,983,597 (see "Intercompany Sales" below) in revenues, and $1,096,382 in cost of sales during the quarter ended December 31, 2000 compared to $1,617,567 in revenues and $895,374 in cost of sales during the comparable period in 1999. A general increase in activity in the Oil Field Service business due to the continued economic recovery in oil and gas fields within the Company's service areas and a price increases of 10% for services and 5% for materials that the Company put in place effective October 1, 2000, helped improve revenues for this business segment by $366,030 during the quarter. Partially offsetting the increase in revenues was a $201,008, or 22%, increase in cost of goods sold. This increase in cost of goods sold during the quarter was due to a $38,658 increase in materials cost, a $113,031 increase in labor costs, a $93,061 increase in maintenance costs, a $25,618 increase in fuel costs and a $48,757 decrease in travel expenses. The decrease in travel expenses and approximately $26,000 of the increase in labor costs can be tied directly to the permanent staffing of the Company's facility in Gillette Wyoming. The remaining $87,000 of increase in labor costs reflects the increased staffing the service company has done to meet expected future demand for oil field service work.

     The operating expenses incurred by the oilfield services segment of the Company were $613,798 for the three months ended December 31, 2000 and $498,695 for the three months ended December 31, 1999, an increase of $115,103. Increases of $46,534 in employee related costs due to increases in staffing, $40,722 in depreciation expense associated with additional oil field service equipment, and $23,492 in insurance costs due to increased oil field activities were the main cause for the increase in other operating expenses. Operating income increased to $222,703 for the quarter ended December 31, 2000 from operating income of $165,690 for the period ended December 31, 1999. Other (Income) and expenses decreased slightly to $50,714 in the three month
period ended December 31, 2000 from $57,809 for the same period of 1999.   The
Oilfield Service segment generated net income before taxes of $222,703 for the quarter ended December 31, 2000 compared to net income before taxes of $165,690 for the 1999 period.

     The oilfield services segment of the Company generated $6,001,105 (see "Intercompany Sales" below) in revenues, and $3,094,813 in cost of sales during the nine month period ended December 31, 2000 compared to $3,550,706 in revenues and $2,006,237 in cost of sales during the comparable period in 1999. The growth of the oilfield service business in the Gillette, Wyoming area generated $1,368,439 in revenues and $782,802 in cost of sales for the nine month period ended December 31, 2000 compared to $445,712 in revenue and $308,326 in revenue from the August 15, 1999 acquisition date until December 31, 1999. Revenues for the nine months ended December 31, 2000 from the other oil field service markets increased $1,527,672, or 49%, to $4,632,666 from $3,104,994 while the cost of goods sold for the areas increased $614,100, or 36%, to $2,312,011 from $1,697,911 compared to the same period of 1999.

     The operating expenses incurred by the oilfield services segment of the Company were $1,699,117 for the nine months ended December 31, 2000 and $1,330,778 for the nine months ended December 31, 1999. Increases in other operating expenses associated with the operations in the Powder River Basin of Wyoming of $156,738, a $108,194 increase in employee costs associated with increases in staffing and a $110,020 increase in the periods depreciation expense for the other operating areas were the main cause for the increase in other operating expenses. Operating income increased to $1,207,175 for the nine months ended December 31, 2000 from an operating income of $213,691 for the period ended December 31, 1999. Other (Income) and expenses decreased slightly to $175,710 in the nine month period ended December 31, 2000 from
$187,560 for the same period of 1999.   The Oilfield Service segment generated
net income before taxes of $1,031,465 for the nine month period ended December 31, 2000 compared to a net income before taxes of $26,131 for the 1999 period.

     ENVIRONMENTAL SERVICES: The environmental service segment of the Company incurred a $136,636 operating loss during the nine months ended December 31, 2000 compared to an operating loss of $82,136 for the same period in 1999.
The Company operates the facilities at a minimum level of activity and on July 31, 2000 began dismantling the wastewater treatment facility in Chanute, Kansas. The Company has incurred expenses of approximately $35,000 to dismantle the facilities, which it expects to offset through proceeds from the sale of the equipment being removed.

     OIL AND GAS PRODUCTION: The Operator of the Cherokee Basin property has performed additional well bore stimulation through the use of the Company's acidizing and fracturing services and will initiate the polymer augmented water flood on the producing reservoir in order to increase gross production to an estimated 200 barrels of oil per day, or 160 barrels per day to the Company's revenue interest, by the end of the current fiscal year. Through December 31, 2000 the Company has invested approximately $1,047,000 in the development of the property that it originally paid $150,000 for, for a total investment of 1,197,000.

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

     The oil and gas production segment of the Company recorded net revenue from oil sales from the Cherokee Basin and Owl Creek Field of $192,377 and operating expenses of $117,975 during the nine months ended December 31, 2000.

     Subsequent to December 31, 2000 the Company's Infinity Oil and Gas of Wyoming, Inc. subsidiary received permits for and began drilling operations on 10 production and 2 water disposal wells on its Pipeline acreage in the Green River Basin of Wyoming. Consolidated Oil Well Services, Inc. has relocated equipment and personnel to the area in order to provide well cementing and stimulation services during the development of the wells. The Company expects to invest approximately $1.2 million completing the wells and believes that production from the wells should be flowing to market by the end of the current fiscal year.

     CORPORATE ACTIVITIES: The Company incurred $160,070 in expenses during the quarter ended December 31, 2000, a $12,900 decrease from $172,970 in expense during the same period of 1999. A $11,212 decrease in costs associated with travel expenses represented a majority of the reduction.

     Expenses incurred in corporate activities were $544,275 for the nine months ended December 31, 2000, compared to $500,950 for the nine months ended December 31, 1999. The decrease in corporate expenses was primarily due to a $70,671 decrease in corporate related legal and accounting expenses, a $12,749 decrease in travel expenses, and a $13,055 reduction in personnel costs.
These decreases in expenses were partially offset by an $83,622 increase in costs related to shareholder relations.

     INTERCOMPANY SALES: The Company has eliminated $103,116 from oil field service revenue and from investment in oil and gas properties for the nine month period ended December 31, 2000. This amount is revenue in excess of cost from completion and stimulation services that were provided by the Consolidated Oil Well Services, Inc. subsidiary on the Company's Manson Lease in the Cherokee Basin of Eastern Kansas.

                         Liquidity and Capital Resources

     As of December 31, 2000, the Company had working capital deficit of $635,335 compared to a working capital deficit of $1,111,106 at March 31, 2000. A $1,018,667 increase in working capital due to the reclassification of the term loan refinanced by Consolidated Oil Well Services, Inc. to long term debt was partially offset by an increase in the current deferred tax liability related to appreciation in the value of the available for sale securities

     Net cash provided by the operating activities prior to changes in operating assets of the oilfield services segment was $1,614,229 and for the oil and gas production segment was $72,579 for the nine month period ended December 31, 2000. Net cash used in operating the environmental services segment of the Company was $122,200 and for corporate activities was $524,025 for the nine month period. Including changes in operating assets and liabilities the Company generated $681,327 from operating activities for the nine month period ended December 31, 2000 compared to cash used of $355,615 for the 1999 period.

    Cash used by investing activities during the nine months ended December 31, 2000, was $1,608,402 compared to cash used of $2,134,319 for the comparable period of 1999. The 2000 activity included proceeds from the sale of Evergreen stock of $3,398,480 and from the sale of real property and equipment of $158,643. The Company had expenditures related to its oil and gas properties, other assets and property and equipment of $3,523,455, $767,618 and $874,452, respectively during the nine month period ended December 31, 2000. During the same period of 1999, the Company had expenditures of $936,444, $1,125,236, and $72,639 for the purchase of oil and gas properties, property and equipment, and intangible assets, respectively.

     The Company obtained $1,324,026 in equipment financing and repaid $1,295,569 in long- term debt during the nine month period ended December 31, 2000. The Company also received $136,241 from the issuance of stock through the exercise of employee stock options and $525,000 for the exercise of 175,000 stock options that would have expired October 31, 2000. Proceeds from the exercise of options have been used to acquire additional leasehold in the Green River Basin of Wyoming and begin drilling activities on the Pipeline Project.

     The Company expects to make capital expenditures related to drilling twelve wells on its Pipeline prospect at a total cost of $1.5 million during the fourth quarter of the current fiscal year. In addition, the Company plans to expend an additional $250,000 for the expansion of service capabilities within existing oil field service markets, to broaden the areas serviced, and to enter into new markets.

     Effective January 22, 2000 Consolidated Oil Well Services, Inc. (Consolidated) extended it's Term Loan which was due February 6, 2001 for one additional year. The loan, which is secured by a portion of Consolidated's oil field service equipment, had a remaining balance of $1,169,000. The new loan, which made available an additional $500,000, will be repaid in thirty-six (36) consecutive monthly installments, each in the amount of $46,361.11 commencing on February 1, 2001 and on the first day of each month thereafter. The balance remaining on February 6, 2002 shall be due at that time. Interest will be charged at a rate of Prime Rate plus 1.75% per annum on the Term Loan. In conjunction with the refinancing of the Term Loan, the interest rate on the Revolving loan, which is secured by the Company's current receivables was reduced to Prime Rate plus 1.5%.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None

Item 2.  Changes in Securities

     During the quarter ended December 31, 2000, the Company issued shares of its common stock that were not registered under the Securities Act of 1933, as follows:

     During October 2000, the Company issued a total of 175,000 shares of its common stock to four investors upon the exercise of options held by these persons. The Company received $525,000 in cash in connection with the exercise of these options.

     During November 2000, the Company agreed to issue a total of 40,800 shares of its common stock to three oil and gas companies as partial consideration for their interests in an oil and gas property. The stock had a value of $288,150 at the time of the transaction.

     With respect to these transactions, the Company relied on Section 4(2) of the Securities Act of 1933. The investors were sophisticated investors who were given complete information concerning the Company. The appropriate restrictive legend was placed on the certificates and stop transfer instructions were issued to the transfer agent

Item 3.  Defaults Upon Senior Securities

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

                                   INFINITY, INC.


Dated: February 1, 2001            By:/s/ Stanton E. Ross
                                      Stanton E. Ross, President



                                   By:/s/ Jon D. Klugh
                                      Jon D. Klugh, Chief Financial Officer