Form 10KSB
period 2001-03-31
INFINITY INC
filed 2001-06-26
CIK 822746

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the Fiscal Year ended:  March 31, 2001

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ___________ to __________

                        Commission File No.  0-17204

                                 INFINITY, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

             Colorado                               81-1070066
(State or Other Jurisdiction of             (I.R.S. Employer Identi-
Incorporation or Organization)                   fication Number)

                 211 West 14th Street, Chanute, Kansas 66720
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (620) 431-6200

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

State Issuer's revenues for its most recent fiscal year:  $8,860,269

As of June 7, 2001, 3,248,237 Shares of the Registrant's $0.0001 Par Value Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $34,779,852.

Documents incorporated by reference: Proxy statement for the Annual Meeting of Shareholders to be held on July 19, 2001



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

     On September 9, 2000 the articles of incorporation of Consolidated Industrial Services, Inc. were amended in order to change the name of the subsidiary to Consolidated Oil Well Services, Inc.

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

     Infinity Oil and Gas of Kansas, Inc. ("IOG-KS"), a wholly owned subsidiary of the Company, incorporated in February 2000, acquired a working interest in the Cherokee Basin of Eastern Kansas through the signing of a joint venture with Verde Oil Company ("Verde") during the fiscal year ended March 31, 2000. IOG-KS acquired a 100% working interest until payout, 80% net revenue interest, in an 80-acre lease to be developed as an enhanced oil recovery project. IOG-KS, with Verde as the operator, has drilled 33 wells and currently has production flowing from sixteen of the wells. Sixteen of the wells will be utilized as injection wells for a polymer injection enhanced oil recovery project, with the remaining well being a water supply well for the injection facility. IOG-KS also has the option to drill 88 additional and recomplete 83 existing wells on offsetting acreage in conjunction with the project. A 50% working interest, 40% net revenue interest in the property, will revert to Verde when the costs of project development have been recovered. Reserve reports prepared by independent petroleum engineers show estimated proved reserves of 299,588 barrels of oil with a discounted pretax future net cash flow of $3,963,023 for the conventional water flood development that is in place. A director of the Company is a partner and Operations Manager for Verde.

     In September 2000 IOG-KS expanded its oil production operations with the acquisition of sixteen active oil producing leases which encompass approximately 2,000 acres located in the Owl Creek Field, Woodson County, Kansas. The Company owns a 100% working interest and 87.5% revenue interest in the property. The reserve reports prepared by independent petroleum engineers show proved reserves of 144,986 barrels of oil with a discounted pretax future net cash flow of $3,823,279.

     Infinity Oil and Gas of Wyoming, Inc. ("IOG-WY"), a wholly owned subsidiary of the Company was incorporated in January 2000 for the purpose of acquiring leasehold with the intent of exploring for and developing coal bed methane reserves. To date IOG-WY has acquired leases on three projects that include 66,500 acres. IOG-WY acquired a working interest in a coal bed methane property known as "Labarge" that contains 24,500 gross acres in the Green River Basin of Wyoming. The lease on approximately 19,500 acres of the property is subject to 30% participation election by the original lessor of the acreage. If the party chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated revenue interest is retained by IOG-WY until the individual well has generated earnings to recover the cost of the well plus the 300% non-consent penalty. The Company has acquired a 100% working interest, with no working interest provisions, and an approximate 80% net revenue interest on the remaining 5,000 acres of the property. IOG-WY has drilled one coal bed methane gas well and expects to drill four additional wells by the end of the second quarter of fiscal year 2002 on the Labarge acreage. Reserve reports prepared by independent petroleum engineers show total proved undeveloped reserves of 699 Billion cubic feet ("BCF") of gas, 559 BCF net to the Company's interest, with discounted (10%) future net cash flows before income taxes of $374,407,259. An additional prospect know as "Pipeline" was acquired in July of 2000 with the acquisition of 15,000 acres of leasehold. This acreage is also in the Greater Green River Basin of Wyoming, but is separate from the Company's Labarge acreage. The Company acquired an initial 100% working interest and an 82.5% net revenue interest in the property. The original owner of the lease has the option to elect to participate as a 25% working interest owner with a 20.625% net revenue interest. Through Federal and State lease auctions the Company has expanded its acreage position in the project by 13,000 acres, bringing its total acreage in the project to 28,000 acres. The Company has permitted ten gas wells and two saltwater disposal wells on the Pipeline project and has drilled and completed five of the gas wells and one of the disposal wells. Production testing and dewatering continue on the five completed wells and the Company expects to have the wells connected to commercial pipeline facilities by June 30, 2001. Surface casing has been set on the additional five gas wells that have been permitted and these wells should be completed during the second quarter of fiscal year 2002. Both saltwater disposal wells are expected to be operational within that same time frame. Reserve reports prepared by independent petroleum engineers show total proved not producing reserves of 4,129,933 MCF net to the Company's interest, with discounted future net cash flow before income taxes of $6,897,242. In addition to the proved not producing reserves, the Company will receive credit for four offset locations classified as proved undeveloped reserves. These four locations are estimated to have reserves of 5,014,828 MCF net to the Company's interest, with discounted future net cash flow before income taxes of $7,501,402.

     IOG-WY acquired leases on 16,000 acres of coal bed methane property in the Piceance Basin in Northwestern Colorado in November 2000. The Company acquired a 100% working interest in the property. Under the terms of the lease agreement the Company must drill a total of five wells within the first five years of the lease.

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

     Unless the context otherwise requires, Infinity, Inc. and its subsidiaries, Consolidated, IOG-KS, IOG-WY, CIS-OK and the inactive subsidiaries; Infinity Research and Development, Inc. ("IRD"), L.D.C. Food Systems, Inc. ("LDC"), COG, and CPI are referred to herein collectively as the "Company".

BUSINESS ACTIVITIES

     The Company is primarily engaged in providing oil and gas well services through Consolidated and in the identification, acquisition, and development of oil and gas properties through IOG-KS and IOG-WY. The Company also operates a wastewater treatment facility on a limited basis.

     The Company's Consolidated subsidiary provides services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping and water hauling. Consolidated previously provided on-site remediation services for hazardous and non-hazardous waste, and operated a centralized water treatment facility and facilities to treat brine water produced by oil and gas wells. In 1996, these facilities were leased to and operated by an unrelated environmental services company. In August 1998, the environmental services company abandoned these facilities (See "Legal Proceedings") and the Company resumed operations. The Company immediately shut down the facility in Chanute, Kansas and has dismantled that facility. The Cheyenne, Wyoming facility operates on a limited basis.

     The Company's IOG-KS and IOG-WY subsidiaries are engaged in the acquisition and development of oil and gas properties. The activities of these companies focus on the acquisition of interests that allow the company to utilize its experience gained and assets owned as the largest oil and gas well service provider in Eastern Kansas and Northeastern Oklahoma. IOG-KS current interest focuses on the production of oil from an enhanced oil recovery project in the Cherokee Basin of Eastern Kansas. IOG-WY has acquired an interest in the Green River Basin of South West Wyoming for the purpose of producing Coal Bed Methane Gas. For a complete description of the properties and the activities related to these properties see "Item 2. Description of
Property   Oil and Gas Interest in Leasehold Acreage".

COMPETITION

     In the oil field services division the Company has limited competition in Eastern Kansas. In Northeastern Oklahoma the Company competes with Halliburton, a major oil field service company, and several small local companies. The Company's bulk materials facilities, experienced work force, and well maintained fleet of service vehicles puts it at an advantage and the Company expects to see revenues to continue to improve in these locations.

     The Company continues to see competition from three major service companies: Halliburton, BJ Services, and Dowell; and multiple smaller cementing companies in Northeastern Wyoming. The Company may be at a competitive disadvantage when compared to the major companies that are well established with substantial financial resources. These companies can redirect assets and manpower, much like CIS has done, to insure that resources to meet the growing demand are available. Some of the exploration and development companies in this area also have the resources available to develop their own service providers. The Company's ability to provide cementing services that meet the market demand in a timely manner while providing quality service to the wells will be crucial to the Company's ability to compete in this extremely active market.

     Infinity's growth strategy includes the acquisition of oil and gas properties. There can be no assurance, however, that the Company will be able to successfully acquire identified targets, or have the financing available for the acquisitions. Many companies are now focusing on the same types of acquisitions that IOG-KS and IOG-WY are trying to make and many of these companies have greater financial resources available for acquiring the properties.

MAJOR CUSTOMERS

     The Company provided oil field services to over 450 customers through its subsidiary, Consolidated Oil Well Services, Inc. during the fiscal year ended March 31, 2001. Prima Oil and Gas and Eakin Exploration purchased $644,925 and $616,139 in services, respectively, or about 7.3% and 7.0% respectively of the Company's total revenue.

     Consolidated provided services to over 150 customers during the fiscal year ended March 31, 2000. Consolidated billed Pennaco Energy approximately $630,000 and Black Rain/Spartain approximately $620,000 for services accounting for approximately 12% each of the total revenues generated by the Company during the fiscal year ended March 31, 2000.

EMPLOYEES

     The Company and its subsidiaries currently have approximately 95 employees. The Company intends to hire additional employees as the development of its business require.

ITEM 2. DESCRIPTION OF PROPERY

BUSINESS PROPERTIES

     The Company's headquarters are located at 211 West 14th Street, Chanute, Kansas 66720, along with the operating facilities of Consolidated's oil well services business. This facility was originally leased from Consolidated Oil Well Services, Inc. ("COWS"), the former owner of the business of Consolidated, but was purchased from COWS in November of 1999. Funds for the acquisition were obtained through a loan from a local bank, secured by the properties.

     Consolidated is based on the business and operations acquired from COWS in January of 1994 and Powder River Cementers, LLC in August of 1999. This subsidiary provides numerous services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping and water hauling. Consolidated provides these services out of service facilities it owns in Chanute and Ottawa, Kansas; Bartlesville, Oklahoma; and Gillette and Rock Springs, Wyoming utilizing a fleet of approximately 117 vehicles. These vehicles were specifically designed to provide service to oil and gas well operators working at depths ranging from 100 to 4,000 feet as is usually the case in Eastern Kansas, Northeastern Oklahoma, and the coal bed methane development of the Powder River and Green River Basins of Wyoming.

     The Company leases property near Cheyenne, Wyoming, which is the site of the brine water treatment facility. Rent on this land lease is $1,000 per year for a term of up to twenty-five years beginning July, 1994.

OIL AND GAS INTEREST IN LEASEHOLD ACREAGE

     In February of 2000 IOG-KS acquired, through a joint venture with Verde Oil Company ("Verde"), a 100% working interest before payout in an 80-acre, Verde operated lease in the Cherokee Field in Southeast Kansas known as the Manson Lease. As a 100% working interest owner, IOG-KS is responsible for all costs associated with the development of the property as a polymer augmented water flood project. Total capital costs of this enhanced oil recovery project were approximately $1,100,000 for the drilling of 16 injection wells, 16 producing wells and 1 water supply well, installation of oil gathering facilities, and installation of the injection facilities on the property.

     The working interest acquired by IOG-KS is subject to a 20% royalty on revenue generated and 50% working interest back-in provision held by Verde. The joint venture agreement will allow IOG-KS to recover 100% of its development costs prior to Verde regaining a 50% working interest in the property. After payout, IOG-KS will have a 50% working interest and a 40% net revenue interest. With the acquisition of the Manson Lease, IOG-KS also received the option to drill an additional 88 wells and rework 83 wells on offsetting properties under the same working interest provisions as were utilized for the Manson Lease.

     In September 2000 IOG-KS expanded its oil production operations with the acquisition of sixteen active oil producing leases which encompass approximately 2,000 acres located in the Owl Creek Field, Woodson County, Kansas. The Company acquired the property for $510,000 through a public auction and has invested an additional $17,400 to enhance the property's production capabilities. There are over 135 wells on the property including over 105 wells drilled for oil production, eighteen wells for water injection in order to provide reservoir enhancement, nine water supply wells and three salt-water disposal wells. The Company also acquired 80 acres of land on which oil tank batteries and a production field office are located. Total cost of the land acquisition was $100,000. The Company owns a 100% working interest in all of the acreage and a 100% revenue interest in the land purchased. The remaining acreage is subject to a 12.5% royalty, giving the Company an 87.5% net revenue interest.

     IOG-WY acquired a working interest in approximately 24,500 acres of Coal Bed Methane mineral leases in the Labarge area of the Green River Basin of South Central Wyoming in March 2000. IOG-WY acquired the leasehold for $1.1 million, or approximately $45.50 per acre and has spent an additional $234,420 in fees associated with perfecting the leases and lease rental and bonus payments for a total leasehold investment of $1,263,741, or approximately $51.58 per acre. The lease on approximately 19,500 acres of the property is subject to 30% participation election by the original lessor of the acreage. If the party chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated revenue interest is retained by IOG-WY until the individual well has generated earnings to recover the cost of the well plus the 300% non-consent penalty. The Company acquired a 100% working interest, with no working interest provisions, and an approximate 80% net revenue interest on the remaining 5,000
acres of the property.   The Company has incurred $723,348 in cost to drill
one production well and reenter an existing well bore for evaluation as a water disposal well. In addition to the direct cost incurred, the Company has capitalized $310,974 in interest to the property as of March 31, 2001. Drilling permits have been granted on three additional wells and the Company expects the permitting for a fourth well to be completed by June 30 in order for drilling activities to commence in the third quarter of fiscal 2002.

     The Pipeline prospect was acquired in July of 2000 with the acquisition of approximately 15,000 acres of leasehold for $298,800, or about $20 per acre. This acreage is also in the Greater Green River Basin of Wyoming, but is separate from the Company's Labarge acreage. The Company acquired an initial 100% working interest and an 82.5% net revenue interest in the property. The original owner of the lease has the option to elect to participate as a 25% working interest owner with a 20.625% net revenue interest. Through Federal and State lease auctions the Company has expanded its acreage position in the project by 14,400 acres, bringing its total acreage in the project to 29,400 acres. Including legal fees, permitting, lease bonus payments and acquisition fees the Company has invested $1,267,609, or $43.12 per acre in the project. The Company has permitted ten gas wells and two saltwater disposal wells on the Pipeline project and has drilled and completed five of the gas wells and one of the disposal wells. The Company has incurred costs of $2,255,198 as of March 31, 2001 to develop the property. Production testing and dewatering continue on the five completed wells and the Company expects to have the wells connected to commercial pipeline facilities by June 30, 2001. Surface casing has been set on the additional five gas wells that have been permitted and these wells should be completed during the second quarter of fiscal year 2002. The two saltwater disposal wells are expected to be operational within that same time frame. In addition to the direct cost incurred on the property, the Company has capitalized interest and financing costs of $71,931 to the property.

     IOG-WY acquired leases on 16,237 acres of coal bed methane property in the Antelope field of the Piceance Basin in Northwestern Colorado in November 2000 for the equivalent of approximately $36.00 per acre in cash and stock and has capitalized $15,858 in interest to the property. The Company acquired a 100% working interest and a 81.5% net revenue interest in the property. Under the terms of the lease agreement the Company must drill a total of five wells within the first five years of the lease.

     The following table set forth the Company's oil and gas lease acreage and the number of wells producing and drilled as of March 31, 2000 and 2001.
There was no acreage owned or wells producing or drilled as of March 31, 1999.

                                            2000                2001
                                      Gross      Net      Gross      Net
                                      ------    ------    ------    ------
Labarge Undeveloped Acres             24,500    19,600    24,500    19,600
Labarge Developed Acres                 -         -         -         -
Labarge Producing Wells                 -         -         -         -
Labarge Exploratory Wells Drilled          1         1         1         1
Labarge Development Wells Drilled       -         -         -         -

Pipeline Undeveloped Acres              -         -       29,404    24,865
Pipeline Developed Acres                -         -         -         -
Pipeline Producing Wells                -         -         -         -
Pipeline Exploratory Wells Drilled      -         -            5         4
Pipeline Development Wells Drilled      -         -            1         1

Antelope Undeveloped Acres              -         -       16,237    13,233
Antelope Developed Acres                -         -         -         -
Antelope Producing Wells                -         -         -         -
Antelope Exploratory Wells Drilled      -         -         -         -
Antelope Development Wells Drilled      -         -         -         -

Cherokee Undeveloped Acres              -         -         -         -
Cherokee Developed Acres                  80        64        80        64
Cherokee Producing Wells                   2         2        21        17
Cherokee Exploratory Wells Drilled      -         -         -         -
Cherokee Development Wells Drilled        17        14        16        13

Owl Creek Undeveloped Acres             -         -         -         -
Owl Creek Developed Acres               -         -        2,000     1,750
Owl Creek Producing Wells               -         -          109        95
Owl Creek Exploratory Wells Drilled     -         -         -         -
Owl Creek Development Wells Drilled     -         -         -         -

OIL AND GAS RESERVES

     The table below sets forth the Company's quantities of proved reserves as determined by independent petroleum engineers Fairchild and Wells, Inc. All of these proved reserves were located in the continental U.S., and the present value of estimated future net revenues from these reserves is on a non-escalated basis discounted at 10 percent per year as of period indicated. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to March 31, 2001.

                                       March 31, 2000     March 31, 2001

Estimated Proved Gas Reserves (MCF)     558,953,000         568,097,761
Estimated Proved Oil Reserves (BLS)         110,500             444,572
Present Value of Future Net Revenues
  (before future income tax expense)   $376,091,403        $395,653,569

     Reference should be made to Note 17 (Supplemental Oil and Gas Information
- Unaudited) to the consolidated financial statements for additional information pertaining to the Company's proved oil and gas reserves. During the fiscal year ended March 31, 2001, the Company did not file any reports that include estimates of total proved net oil or gas reserves with any federal agency.

PRODUCTION, PRICE AND COST DATA

     During the fiscal year ended March 31, 2001 the Company received an average selling price of $27.72 per barrel for the 13,561 barrels of oil sold from the Owl Creek and Cherokee fields of Eastern Kansas. The Company incurred $16.28 per barrel, or $220,839, in operating expenses and taxes to produce the oil. As the effect of the tertiary recovery project continues to increase production from the Cherokee field, the Company expects operating expense per barrel to decrease to the $12.00 range.

     The Company began acquisition and development activities relating to the Green River Basin and Cherokee Basin in the fiscal year ended March 31, 2000. Prior to yearend, insufficient operating activities and production had occurred for the Company to determine average production costs and average selling prices for the year from the Cherokee Basin Property.

     During the year ended March 31, 1999, prior to the sale of the Company's gas properties in the Raton Basin, the Company received an average selling price of $1.12 per Mcf of gas sold. Production costs were $1.63 per Mcf, or $174,160 during this production period.

DELIVERY COMMITMENTS

     The Company presently has no agreements or commitments to provide quantities of oil or gas in the future. The Company has not reported information on oil or gas reserves to any federal agency or authority.

ITEM 3. LEGAL PROCEEDINGS

Great Plains Environmental, Inc. Lawsuit

     On November 4, 1998, the Company's Consolidated subsidiary filed a lawsuit in the District Court of Neosho County, Kansas against Great Plains Environmental, Inc. ("GPE") and its principals in connection with the termination of GPE's lease of Consolidated's wastewater treatment facilities in Cheyenne, Wyoming and Chanute, Kansas. Consolidated was seeking damages in excess of $500,000 for unpaid rent, costs related to Consolidated regaining control of the facilities, missing equipment and tools, and attorneys' fees. Consolidated was also seeking damages from certain principals of GPE under personal guarantees from such persons, and for other reasons.

     In January 1999, GPE and the other defendants filed an answer generally denying the claims of Consolidated, and filed a counter-claim alleging that Consolidated had locked GPE out of the facilities and misrepresented the condition of the equipment at these facilities. GPE was seeking damages in excess of $500,000 from Consolidated.

     The court ordered that all claims and defenses in this case be handled through arbitration. Prior to the arbitration trial, Consolidated was notified that GPE had filed bankruptcy in the State of Colorado. The case was presented to arbitration in March of 2000. The claims against Consolidated were dismissed by the arbitrator when the defendants failed to appear at the arbitration trial and present evidence. The arbitrator ruled in favor of Consolidated on its claims and in April of 2000 awarded Consolidated claims and damages of $890,000. Subsequent to the arbitration ruling the principals of GPE also filed for Bankruptcy protection in the State of Colorado. The Company does not believe it will collect any claims or damages related to this lawsuit.

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

Weatherford Enterra Compression Co. Lawsuit

     Weatherford Enterra Compression Co. ("Weatherford") filed a complaint against the Company's subsidiary, COG in the Nueces County (Texas) County Court. The subsidiary was served with a copy of the Texas lawsuit in January 1999. According to documents received from the Company's legal counsel, Weatherford is seeking damages of between $100,000 and $135,000 in rental payments and reimbursement for interest, court costs and attorney fees. COG contracted with Weatherford to rent a natural gas compressor as part of its natural gas gathering system in the Raton Basin of Colorado. The compressor broke down frequently and a dispute arose as to the amounts due Weatherford under the lease. Potential damages are not covered by insurance. But, in a Purchase and Sale Agreement between COG and Evergreen executed in January 1999, Evergreen assumed all responsibility for resolving all claims made by Weatherford. The Company believes it has no liability in relation to the claims and that the claims will not have an impact on the liquidity of the
Company.   In June 2000 Evergreen agreed to settle Wetherford's claims against
COG but no formal settlement agreement has been executed as of the date of this report.

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

     Quarter Ended                         High         Low

     June 30, 1999                        $ 3.38      $ 1.06
     September 30, 1999                     2.69        1.56
     December 31, 1999                      2.69        1.63
     March 31, 1999                         8.56        1.63

     June 30, 2000                          7.13        5.25
     September 30, 2000                    10.00        5.63
     December 31, 2000                      9.00        4.25
     March 31, 2001                        10.19        6.19

     Approximate Number of Holders of Common Stock. The number of record holders of the Company's $0.0001 par value common stock at June 1, 2001, was 228 and the Company believes it has over 1,500 beneficial owners of such stock.

     Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated in the foreseeable future. Pursuant to the terms of the Loan Agreement with CIT Group/Credit Finance, Inc., the Company's Consolidated Oil Well Services, Inc. subsidiary is prohibited from paying any dividends to the
Company during the term of that agreement. (See "Item 6.   Liquidity and
Capital Resources")

     Sales of Unregistered Securities. During the quarter ended March 31, 2001, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Infinity, Inc. and its subsidiaries IOG-WY, IOG-KS and Consolidated are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage, and providing oil and gas well services. The Company's acquisition strategy focuses on acreage or strategic alliances that allow the Company to utilize its service equipment and the experience gained as the Company became the largest oilfield service company in Eastern Kansas and Northeast Oklahoma while developing the acreage. Infinity's primary focus is on the development of its coal bed methane properties located on 54,000 gross acres in the Green River Basin of Wyoming and 16,000 gross acres in the Piceance Basin of Colorado, the development of an enhanced oil recovery project located on 80 acres in the Cherokee Basin of Eastern Kansas and on providing oil and gas well service in Eastern Kansas, Northeast Oklahoma, and in the Powder River Basin of Wyoming. The Company's involvement in the wastewater disposal industry through its wastewater division has been scaled back significantly with only limited operations occurring at the Cheyenne, Wyoming facility.

RESULTS OF OPERATIONS

     The Company's operations have been focused on providing oil field services to customers in Eastern Kansas, Northeast Oklahoma, and Northeast Wyoming while it evaluated and acquired leasehold acreage that it could explore for oil and gas reserves. Beginning in fiscal year ended March 31, 2000 the Company began oil and gas exploration, development and production activities in Kansas and Wyoming and expects to expand these activities during
the next fiscal year with the drilling of 40   50 coal bed methane gas wells
in Wyoming.

Oil Field Operations

     During the fiscal year ended March 31, 2001 Consolidated, the oil field services segment of the Company, generated $8,476,385 in revenue and $4,665,781 in cost of sales compared to revenues of $5,122,404 and cost of sales of $3,026,821 generated in the fiscal year ended March 31, 2000. The increase in revenues in the year ended March 31, 2001 was due to increased activity in all of the Company's service areas and in all of the types of service work performed.

     Revenues from well stimulation services performed from facilities in Bartlesville, Oklahoma and Chanute, Kansas and sales of the materials related to these services increased to $3,189,007, or 39%, from $2,289,603 in revenue for the fiscal year ended March 31, 2000. The number of service calls that the Company made in the fiscal year ended March 31, 2001 increased by approximately 6% when compared to the fiscal year ended March 31, 2000 while the revenue per service call increased 34%. The costs of materials associated with well stimulation services increased to $590,217, or 27%, from $463,376. This $126,841 increase in materials costs was mainly due to an $116,362 increase in the cost of sand, a $67,652 increase in the cost of acid and fracturing chemicals and a $76,970 decrease in the cost of nitrogen used in the fracturing services.

     Consolidated's other main service activity is providing cementing services for the cementing of production casing when wells are drilled or the plugging of abandoned wells. These services are provided from all of the Company's service locations and generated revenue of $4,509,080 during the fiscal year ended March 31, 2001 compared to revenue of $2,339,991 generated from cementing services during the previous fiscal year. The average revenue per well cemented rose 56% to $2,058 per well in fiscal year 2001 compared to $1,318 per well in the prior fiscal year. The increase of $2,169,089, or 93%, in sales of cementing services was the result of several factors including the company providing cementing services on 432 more wells during the fiscal year ended March 31, 2001 compared to the previous fiscal year. Approximately 380 of the additional wells cemented were serviced from the Company's Gillette, Wyoming facility where it had its first full year of operations, compared to 7 months of operations in the fiscal year ended March 31, 2000. The increase in cementing activity in the Powder River Basin of Wyoming from the Company's Gillette, Wyoming facility, resulted in revenues of $2,079,034 during the fiscal year ended March 31, 2001 compared to revenue of $900,121 in the same period of 2000. The Bartlesville service facility in Northeast Oklahoma also saw a significant increase to 843 wells cemented, which generated $1,393,451 of revenue in the fiscal year ended March 31, 2001 compared to cementing 489 wells which generated $539,879 in revenue in the fiscal year ended March 31,

2000. Revenue generated from cementing services provided from the Company's Chanute, Kansas facility fell from $589,784 in fiscal year 2000 to $447,725 in fiscal year 2001 as a result of a reduction to 279 wells cemented in fiscal year 2001 from 626 wells cemented from the facility in fiscal year 2000. Revenues from the Ottawa, Kansas service camp increased to $425,405 for cementing services in fiscal year 2001 compared to revenues of $310,207 for the fiscal year ended March 31, 2000. This 37% increase in revenue was achieved on only a 5% increase in the number of wells cemented from the facility. The Company has also established a facility in Rock Springs, Wyoming in order to serve its future needs for oil field services and to expand the Company's service area. The Company recognized cementing sales of $163,465 in the fiscal year ended March 31, 2001 from this facility.

     The cost of materials used in performing cementing services increased to $1,111,382 in the fiscal year ended March 31, 2001 compared to cost of materials of $596,376 incurred in the fiscal year ended March 31, 2000. This increase in cost was the result of the increased use of materials due to the larger number of jobs performed, the increased cost of the cement and additives as supplies tightened due to increased construction activity drawing from the suppliers, and an increase of 10% to 15% for delivery of the materials to the Company's bulk facilities due to fuel surcharges put in place by the transporters.

     The Company's revenue from other services provided by the oil field service segment increased to $778,298 in the fiscal year ended March 31, 2001 from $492,810 incurred in the fiscal year ended March 31, 2000. Many of the additional services that the Company provides its customers are directly related to well stimulation activities and well cementing activities. These services include water transportation to the well stimulation or well cementing job sites using the Company's fleet of tractor/trailers and vacuum trucks as well as spill containment and cleanup for pipeline, refining, and industrial customers using the Company's Hazardous Materials certified 80 barrel vacuum trucks.

     During the fiscal year ended March 31, 2001 the Company's direct costs of providing oil field services, excluding materials, increased to $2,964,182 compared to $1,967,069 in expenses incurred in the previous fiscal period. A $459,716 increase in drivers' salaries to $1,423,879 in the most recent fiscal year from $964,163 paid in the prior fiscal year was the result of increased staffing levels and increased overtime costs due to the additional service work performed by the Company. Consolidated also incurred a large increase in maintenance costs on its fleet due to the significant increase is service work performed during the fiscal year ended March 31, 2001. Vehicle maintenance costs increased from $576,631in the fiscal year ended March 31, 2000 to $903,370 in the fiscal year ended March 31, 2000. Fuel costs to operate the Company's fleet of service vehicles also incurred an approximate 74% increase from $222,255 in the fiscal year ended March 31, 2000 to $385,960 in the fiscal year ended March 31, 2001.

     Gross profit for the oil field service segment of the Company increased 82% to $3,810,604 in the fiscal year ended March 31, 2001 from $2,095,583 of gross profit for the fiscal year ended March 31, 2000.

     Operating expenses incurred by the oilfield services segment of the Company increased to $2,336,748 in the fiscal period ended March 31, 2001 from $1,936,381 of expense in the fiscal year ended March 31, 2000. Employee costs associated with the addition of staffing to service the demand for the Company's oil field services increased by approximately $231,000 while depreciation expense increased by approximately $112,000 due to the higher depreciable base of Consolidated's assets due to the acquisitions of several new service vehicles. General office expenses such as utilities, postage, safety programs and computer support also increased by approximately $75,000 during the fiscal year ended March 31, 2001.

     Other income and expenses for the oilfield service segment decreased from a net expense of $246,676 for the fiscal year ended March 31, 2000 to a net expense of $133,138 for fiscal year ended March 31, 2001. The decrease in net expense was mainly due to the gain recognized on the sale of rolling stock from the Company's fleet. Because of a decrease in demand for its nitrogen pumping services and a decrease in cost associated with contracting for those services when they are needed, the Company disposed of its nitrogen pump truck, nitrogen transport and nitrogen bulk storage facility for a net gain of approximately $148,000. The Company incurred losses on the sale of other oil field service assets of approximately $12,000 during the fiscal year ended March 31, 2001 compared to a loss of approximately $4,500 during the fiscal year ended March 31, 2000.

     Net income for the oil field service segment of the Company increased to $1,340,718 for the fiscal year ended March 31, 2001 compared to a net loss of $87,474 for the prior year.

Oil and Gas Production

     During the year ended March 31, 2001 the oil and gas production segment of the Company recorded revenue of $375,978 from the sale of oil from the Cherokee Basin and Owl Creek Field and incurred $220,839 of lease operating expense to produce the oil from these properties. The Company also recognized depreciation and depletion expense of $64,860 associated with the investment in the oil producing properties. When it began setting up administrative functions associated with the development of its coal bed methane properties in Wyoming the Company incurred additional expense of $50,484 for salaries and general office expenses, including $4,018 in depreciation expense, associated with the Denver, Colorado office of IOG-WY. The net income from the oil and gas producing activities increased to $39,795 for the fiscal year ended March 31, 2001 compared to a net loss from oil and gas producing activities of $93,374 for the fiscal year ended March 31, 2000. The Company had revenue from oil production activities of $7,556 and lease operating expenses of $6,966 for the fiscal year ending March 31, 2000. Depreciation expense of $16,357 was also recognized in the fiscal year ended March 31, 2000. As was discussed in Section 3., Legal Proceedings, the Company continues to be named as a plaintiff in several cases related to the gas property that was owned in the Raton Basin. The Company has incurred $3,459 in legal fees during the period ended March 31, 2001 and incurred legal expenses of $77,607 during the period ended March 31, 2000. The legal expenses incurred were associated with issues that occurred prior to the sale of the Company's gas properties in the Raton Basin in January 1999.

Environmental Services

     The environmental services segment of the Company generated revenue of $7,906 and incurred $92,275 in costs of goods sold during the fiscal year ended March 31, 2001 compared to $42,838 in revenue and $79,271 in cost of goods sold in the year ended March 31, 2000. Operating expenses of $108,381 were incurred in the year ended March 31, 2001 and $142,197 in the year ended March 31, 2000 including $41,016 and $63,767 of depreciation expense for each year respectively.

Corporate Activities

     Expenses incurred in corporate activities were $821,829 in the period ended March 31, 2001 compared to corporate expenses of $917,249 incurred in the period ended March 31, 2000. Expenses related to Stockholder matters increased $92,122, and corporate salaries and benefits increased $66,939 while consulting fees decreased $32,786, legal and accounting fees decreased $66,680 and travel and entertainment expense decreased $140,948 during the period ended March 31, 2001 compared to the period ended March 31, 2000.

     During the period ended March 31, 2001 the Company recognized a gain of $2,780,044 on the sale of 225,000 shares of the Evergreen Resources securities that it held. The average net sales price on 125,000 shares of securities was $27.19 per share and the average net sales price for 100,000 shares of the stock was $31.24 per share.

Net Income

     The Company experienced net income before taxes of $2,477,344 for the fiscal year ended March 31, 2001 compared to a net loss before taxes of $($1,393,362). Deferred income tax expense of $710,000 was recognized in the period ended March 31, 2001 compared to a deferred income tax benefit as a result of net operating loss carry-forward of $640,764 recognized in the period ended March 31, 2000. Net income after taxes for the period ended March 31, 2001 was $1,767,344 compared to a net loss after taxes of ($752,598).

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had a working capital surplus of $105,793 compared to a working capital deficit of $1,111,106 at March 31, 2000. The increase in working capital when compared to the prior year is mainly due to the increase in the current assets that matches the securities held for resale with the current portion of long-term debt that is secured by the securities.

     During the year ended March 31, 2001, cash provided by operating activities was $1,157,379 compared to cash used by operating activity of $995,878 for the year ended March 31, 2000. The primary reason for the increase in operating cash flow was the increase in net income to $1,767,344 for the fiscal year ended March 31, 2001 from a net loss of ($752,598) during the fiscal year ended March 31, 2000.

     Direct net cash provided by the operation of the oilfield services segment and the oil and gas production segments of the Company was $2,298,414 and $108,133 respectively for the year ended March 31, 2001. Net cash used in the operation of the environmental services segment, and for corporate activities was $151,734, and $767,390 respectively during this same period.

     Cash used in investing activities during the year ended March 31, 2001 was $715,454 compared to $3,690,751 used in the year ended March 31, 1999. The decrease in cash used in investing activities during the year ended March 31, 2001 was the result of the Company being able to liquidate a portion of its investments in marketable securities in order to purchase oil and gas properties and begin development of those properties with the proceeds from the sales.

     The Company acquired the Labarge property, 24,500 acres of leasehold in the Green River Basin of Wyoming, and drilled one test well for a total cost of $1,445,423 in the fiscal year ended March 31, 2000. The Company has incurred $852,640 in capital expenditures associated with the development of the property and the addition of adjacent leasehold during the fiscal year ended March 31, 2001. The Company expects to drill an additional 4 wells on the acreage, equip the 5 wells for production, and install gathering and water disposal facilities associated with operating the properties during the third quarter of fiscal year 2002 at an estimated additional cost of $2,000,000.

     The Company also increased its investment in oil and gas properties with the purchase of the Pipeline Prospect, also located in the Greater Green River Basin of Wyoming. The Pipeline prospect was acquired in July of 2000 with the acquisition of approximately 15,000 acres of leasehold for $298,800, or about $20.00 per acre. Through Federal and State lease auctions the Company has expanded its acreage position in the project by 14,400 acres, bringing its total acreage in the project to 29,400 acres. Including legal fees, permitting, lease bonus payments and acquisition fees the Company has invested $1,267,609, or $43.12 per acre in the project. The Company has permitted ten gas wells and two saltwater disposal wells on the Pipeline project and has drilled and completed five of the gas wells and one of the disposal wells.
The Company has incurred costs of $2,255,198 as of March 31, 2001 to develop the property. In addition to the direct cost incurred on the property, the Company has capitalized interest and financing costs of $71,931 to the property. The Company expects to drill forty additional wells on the property before the end of the current fiscal year at an estimated total cost of $5,000,000.

     Through the purchase of the Antelope prospect, the company acquired an additional 16,237 gross acres of coal-bed methane properties in the Piceance Basin of Colorado. The Company utilized a combination of a $366,621 cash payment and the issuance of Company stock valued at $225,673 to acquire the property. The Company is committed to drill five wells on the property during the remaining five years of the lease.

     The Company continued the development of the Manson Lease in the Cherokee Basin of Eastern Kansas through a joint venture agreement with Verde. The original capital costs incurred with this acquisition were $150,000 associated with the lease acreage and $254,163 in development costs. During the fiscal year ended March 31, 2001 the joint venture operator completed drilling the 16 production wells, 16 injection wells, a water supply well and the installation of the associated production, gathering, and injection facilities. The Company incurred total costs of approximately $1.1 MM on this project. In addition to the development of the Manson Lease, the Company acquired developed oil producing leases in the Owl Creek Field of Eastern Kansas for $527,400.

     The Company also acquired $1,158,223 in other oil field service equipment during the year ended March 31, 2001. The Company borrowed $542,929 through various credit arrangements and utilized approximately $500,000 received from the refinancing completed with The CIT Group. The Company also invested approximately $1,703,756 in other assets, including $1,650,000 in aviation assets that were fully funded by the seller.

     During the fiscal year ended March 31, 2001 the Company received proceeds of $704,291 from the issuance of 233,576 shares of the Company's common stock. The Company also purchased a leasehold in the Antelope prospect through the issuance of 40,800 shares of Company stock at a value of $225,673.

     On February 6, 1998, the Company's Consolidated subsidiary obtained a credit facility for a total of $4,000,000. This facility provided $2,7000,000 of immediate equipment financing requiring payments of $45,000 per month until maturity at February 6, 2001. In addition, the facility provides $1,000,000 availability for additional equipment purchases and a revolving credit line based on 80% of current accounts receivable. The Company took an advance of $100,000 on this availability during the year ended March 31, 2000. The proceeds from this advance were used to finance a portion of the Powder River Cementers, LLC acquisition. Interest on this facility is payable monthly at a rate of prime plus 2%. This facility is secured by substantially all oilfield service equipment and other assets of the oil field service subsidiary. Further security is provided by the personal guaranty of the Company's President secured by the pledge of a portion of the President's stock in the Company. Effective January 22, 2001 the $4,000,000 credit facility due to mature on February 6,2001 was extended for a period of one year and amended to reflect an interest rate of prime rate plus 1.75% on the term loan and prime rate plus 1.5% on the revolving credit balance. The new loan balance of $1,669,000 which included $500,000 in proceeds requires payments of $46,361.11 per month until February 2002. The lender is discontinuing the business of servicing facilities that are written for less than $10,000,000 and is assisting the Company in obtaining a new credit facility through a different lender. The Company is currently discussing refinancing this facility with several lenders. The additional proceeds of $500,000 received from the refinancing were immediately used for the purchase of other oil field service assets.

     In April 1999, the Company entered into a financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,500,000 at that time. Under the agreement, the Company borrowed $2,035,950 with borrowings due April 2000. The Company was obligated to pay back an amount equal to $2,181,250 so long as the Evergreen stock was trading between $17.25 and $22.59 per share. This equated to an approximate 7% effective interest rate and the Company recorded $141,980 in interest expense related to these borrowings during the year ended March 31, 2000. Subsequent to March 31, 2000, on the closing date of the financing agreement, the Company entered into a new financing agreement secured by the same 125,000 shares of Evergreen stock to fund the payment of the original note. Due to the $24.50 price of the Evergreen stock on the April 13 settlement date the Company was obligated to pay back $2,420,547 which was funded by the proceeds of the new financing agreement and with $70,393 of cash on hand. The additional cost associated with the settlement of the original financing was $238,750. The Company had accrued $132,270 in additional expense associated with this issue in the year ended March 31, 2000. The $106,480 in additional settlement costs will be recognized as interest expense in the future period. Under the terms of the new financing agreement with an effective date of April 18, 2000 the Company received $2,350,154 that was used to settle the original financing agreement. The Company is obligated to pay back $2,742,500 on the termination date of April 15, 2002 as long as the price of the Evergreen stock is between a floor price of $21.94 and a ceiling price of $32.91 per share. If the price of the stock is less than the floor price of $21.94 on the termination date then the Company will only be obligated to pay back an amount equal to the price of the stock multiplied by the number of shares. If the price of the stock exceeds the ceiling price of $32.91 per share on the termination date then the company will incur additional costs in the settlement by the amount that the price exceeds the ceiling price multiplied by the number of shares. Subsequent to March 31, 2001 the Company sold the 125,000 shares for approximately $5,175,000, terminated the financing agreement and paid all obligations associated with the financing agreement. The termination of the financing agreement and sale of the Evergreen stock generated net proceeds of $992,168.

     Effective November 12, 1999 the Company entered into a financing agreement collateralized by 100,000 shares of the Evergreen stock held by it with a fair value of $1,950,000 at that time. Under the agreement, the Company borrowed $1,652,596 with borrowings due November 7, 2001. The Company was obligated to pay back an amount equal to $1,904,000 so long as the Evergreen stock is trading between $19.04 and $27.51 per share. This equates to an approximate 7.1% effective interest rate and the Company recorded $113,368 in interest expense related to these borrowings during the year ended March 31, 2001. During March 2001 the Company sold the 100,000 shares for approximately $3,120,000, terminated the financing agreement and paid all obligations associated with the agreement. The termination of the contract and the sale of the Evergreen stock generated net proceeds of $557,114.

     During the fiscal year ended March 31, 2001 the Company sold 125,000 shares of Evergreen Stock for $3,400,000, resulting in a gain on the sale of securities of approximately $1,323,000.

     Effective March 7, 2000 the Company entered into a financing agreement collateralized by 100,000 shares of the Evergreen stock held by it with a fair value of $2,450,000 at that time. Under the agreement, the Company borrowed $1,713,454 with borrowings due March 4, 2001. The Company was obligated to pay back an amount equal to $2,021,000 so long as the Evergreen stock is trading between $20.21 and $30.31 per share. This equates to an approximate 7.8% effective interest rate and the Company recorded $148,226 in interest expense related to these borrowings during the year ended March 31, 2001. Subsequent to March 31, 2001 the Company sold the 100,000 shares, terminated the financing agreement and paid all obligations associated with the agreement. The termination of the contract and sale of the Evergreen stock generated net proceeds of $714,237.

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

     Subsequent to March 31, 2001 the Company issued $6,475,000 in 8% convertible notes through a private placement. These notes mature in 5 years and are convertible into common stock at a price of $10.00 per share. The Company has agreed to register the shares to be issued upon the conversion of the notes under the Securities Act of 1933. Net offering proceeds of $6,089,500 from the offering were received on June 13, 2001. The Company intends to use the proceeds of this placement to develop its coal bed methane properties.

     Management believes that the cash flow generated by the increase in oil field service sales, generated by crude oil sales, through borrowings secured by Company assets, and from the proceeds generated by the note offering will provide sufficient liquidity to meet the capital and operating needs for the remainder of the fiscal year ended March 31, 2002. The ability of the Company to finance future projects will be dependent on Company's ability to successfully develop the Pipeline property and generate revenue through gas sales from the property and economically generate oil sales from the Owl Creek and Manson properties, and generate positive cash flow from its oilfield service segment.

ITEM 7. FINANCIAL STATEMENTS.

     Please see pages F-1 through F-27.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEM 9, 10, 11, 12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) FO THE EXCHANGE ACT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held July 19, 2001.

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

  10.2     1999 Stock Option Plan        Incorporated by reference to
                                         Exhibit No. 10.2 to Registrant's
                                         Annual Report on Form 10-K for the
                                         fiscal year ended March 31, 2000

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

  10.8     Assignment of Participation   Incorporated by reference to
           Agreement, Conveyance, and    Exhibit 10.8 to the Registrant's
           Bill of Sale between          Annual Report on Form 10-KSB
           Infinity Oil and Gas, Inc.    for the fiscal year ended
           and Infinity Oil and Gas of   March 31, 2000.
           Wyoming, Inc.

  10.9     Participation Agreement       Incorporated by reference to
           between Wold Oil Properties,  Exhibit 10.9 to the Registrant's
           Inc. and Infinity Oil and     Annual Report on Form 10-KSB
           Gas, Inc.                     for the fiscal year ended
                                         March 31, 2000.

  10.10    Assignment of Oil and Gas     Incorporated by reference to
           Leases, Operating Rights      Exhibit 10.10 to the Registrant's
           and Record Title, Conveyance  Annual Report on Form 10-KSB
           and Bill of Sale between      for the fiscal year ended
           Infinity Oil and Gas, Inc.    March 31, 2000.
           and Infinity Oil and Gas of
           Wyoming, Inc.

  10.11    Joint Operating Agreement,    Incorporated by reference to
           Manson Lease, between         Exhibit 10.11 to the Registrant's
           Verde Oil Company and         Annual Report on Form 10-KSB
           Infinity Oil and Gas of       for the fiscal year ended
           Kansas, Inc.                  March 31, 2000.

  10.12    2000 Stock Option Plan        Filed electronically herewith

  10.13    2001 Stock Option Plan        Filed electronically herewith

  10.14    Form of 8% Convertible        Filed electronically herewith
           Subordinated Notes

  10.15    Purchase and Sale Agreement   Filed electronically herewith
           dated November 3, 2000
           between Antelope Energy
           Company, LLC, Coyote
           Exploration Company and
           Melange Associates, Inc.
           and Infinity Oil and Gas of
           Wyoming, Inc.

   21      Subsidiaries of the           Filed electronically herewith
           Registrant

   23      Consent of Sartain,           Filed electronically herewith
           Fischbein & Co.


     (b) REPORTS ON FORM 8-K. None.

                         INFINITY INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

Independent Auditors' Report                                    F-2

Financial Statements:

    Consolidated Balance Sheet - March 31, 2001                 F-3

    Consolidated Statements of Operations -
         Years Ended March 31, 2001 and 2000                    F-4

    Consolidated Statements Changes in Stockholders' Equity -
         Years Ended March 31, 2001 and 2000                    F-5

    Consolidated Statements of Cash Flows -
         Years Ended March 31, 2001 and 2000                    F-6 - F-7

    Notes to Consolidated Financial Statements                  F-8 - F-27





































                                   F-1



                        INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Infinity, Inc.


We have audited the consolidated balance sheet of Infinity, Inc. and Subsidiaries as of March 31, 2001 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity, Inc. and Subsidiaries, as of March 31, 2001, and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


                                 /s/ Sartain Fischbein & Co.



May 8, 2001, except for Note 16,
as to which the date is June 14, 2001
Tulsa, Oklahoma















                                   F-2




                    INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            MARCH 31, 2001

                                ASSETS

CURRENT ASSETS
    Cash                                                        155,358
    Accounts Receivable, less allowance for doubtful
     accounts of $10,000                                      1,488,490
    Inventories                                                 264,249
    Investment securities                                     3,781,000
    Prepaid Expenses                                            108,636
                                                            -----------
     TOTAL CURRENT ASSETS                                     5,797,733

PROPERTY AND EQUIPMENT, at cost, less
    accumulated depreciation and impairment                   6,107,385
INVESTMENT SECURITIES                                         4,727,740
OIL AND GAS PROPERTIES, using full cost accounting
    net of accumulated depreciation, depletion, and
     amortization:
      Subject to amortization                                 5,458,165
      Not subject to amortization                             2,668,998
INTANGIBLE ASSETS, at cost, less accumulated amortization       304,837
OTHER ASSETS                                                    949,066
                                                            -----------
     TOTAL ASSETS                                           $26,013,924
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                       $ 3,519,623
    Accounts Payable                                          1,878,572
    Accrued Expenses                                            293,745
                                                            -----------
     TOTAL CURRENT LIABILITIES                                5,691,940

LONG-TERM LIABILITIES
    Deferred income taxes                                     1,174,000
    Long-term debt, less current portion                      5,551,586
                                                            -----------
     TOTAL LIABILITIES                                       12,417,526
                                                            -----------
STOCKHOLDERS' EQUITY
    Common stock, par value $.0001, authorized 300,000,000
     shares, issued and outstanding 3,224,937 shares                322
    Additional paid-in-capital                               11,417,042
    Accumulated other comprehensive income:
       Unrealized gain on securities available for sale,
        net of deferred income taxes of $1,622,140            3,145,975
    Accumulated deficit                                        (966,941)
                                                            -----------
     TOTAL STOCKHOLDERS' EQUITY                              13,596,398
                                                            -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $26,013,924
                                                            ===========

The accompanying notes are an integral part of the consolidated financial statements.
                                      F-3


                         INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years Ended March 31,
                                                   2001         2000
                                               -----------    -----------
REVENUES:
  Oil and Gas Service Operations               $ 8,476,385    $ 5,122,404
  Waste Water Treatment                              7,906         42,838
  Oil and Gas Sales                                375,978          7,556
                                               -----------    -----------
TOTAL REVENUES                                   8,860,269      5,172,798
                                               -----------    -----------

COST OF SALES:
  Oil and Gas Service Operations                 4,665,781      3,026,821
  Waste Water Treatment Facilities                  92,275         79,271
  Oil and Gas Production Expenses and Taxes        220,839          6,966
                                               -----------    -----------
COST OF SALES                                    4,978,895      3,113,058
                                               -----------    -----------
     GROSS PROFIT                                3,881,374      2,059,740

OPERATING EXPENSES                               3,382,302      3,012,184
                                               -----------    -----------
     OPERATING INCOME / (LOSS)                     499,072       (952,444)
                                               -----------    -----------
OTHER INCOME (EXPENSE)
  Interest Income and Other Income                 123,910         48,336
  Interest Expense                              (1,062,300)      (517,153)
  Gain on Sale of Investments                    2,780,044            --
  Gain on Sale of Other Assets                     136,618         27,899
                                               -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                     1,978,272       (440,918)
                                               -----------    -----------
NET INCOME (LOSS) BEFORE INCOME TAXES            2,477,344     (1,393,362)

INCOME TAX (EXPENSE) BENEFIT                      (710,000)       640,764
                                               -----------    -----------
NET INCOME (LOSS)                              $ 1,767,344    $  (752,598)
                                               ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE                $      0.58    $     (0.25)
DILUTED EARNINGS (LOSS) PER SHARE              $      0.54    $     (0.25)
                                               -----------    -----------

Weighted Average Basic Shares Outstanding        3,066,027      2,954,474
                                               ===========    ===========
Weighted Average Diluted Shares Outstanding      3,256,939      2,954,474
                                               ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                        INFINITY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED MARCH 31, 2001 AND 2000

                                                                        Accumulated
                                                                        Other         Total
                              Common Stock   Additional                 Compre-       Compre-       Stock-
                          Shares             Paid-in      Accumulated   hensive       hensive       holders'
                          Issued     Amount  Capital      Deficit       Income        Income        Equity
                          ---------  ------  -----------  ------------  ------------  ------------  -----------
Balance,
  March 31, 1999          2,953,011  $295    $10,478,630  $(1,981,687)  $1,002,375                  $ 9,499,613
Issuance of Common
  Stock for services
  at $1.50 per share         12,500     1         18,749                                                 18,750
Repurchase and cancellation
  of Common Stock           (14,950)   (1)       (27,274)                                               (27,275)
Comprehensive Income
  Net Loss                     -        -           -         (752,598)   $(752,598)         -         (752,598)
Other Comprehensive
  income; unrealized
  holding gains on securities
  during period, net of
  income taxes of
  $640,764 in 2000             -        -           -              -      1,243,836     1,243,836     1,243,836
                          ---------  -----   -----------  ------------  -----------   ------------  -----------
Comprehensive Income                                                    $   491,238
                                                                        ===========
Balance,
  March 31, 2000          2,950,561    295    10,470,105    (2,734,285)                 2,246,211     9,982,326
Issuance of Common
  Stock for cash            233,576     23       704,268                                                704,291
Issuance of Common
  Stock for Oil and Gas
  Properties at $5.53 per
  share                      40,800      4       225,669                                                225,673
Stock-based compensation       -        -         17,000                                                 17,000
Comprehensive Income
     Net Income                                              1,767,344    1,767,344          -        1,767,344

Other comprehensive
  income; unrealized
  holding gains on
  securities during
  period, net of
  income taxes of
  $1,408,730 in 2001           -        -           -             -       2,734,593     2,734,593     2,734,593
Reclassification
  gains on sales of
  securities, net
  of taxes of $(945,215)       -        -           -             -      (1,834,829)   (1,834,829)   (1,834,829)
                          ---------  ----    -----------  ------------  -----------   -----------   -----------
Comprehensive
  Income                                                                $ 2,667,108
                                                                        ===========
Balance,
  March 31, 2001          3,224,937  $322    $11,417,042  $   (966,941)               $ 3,145,975   $13,596,398
                          =========  ====    ===========  ============                ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                       INFINITY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended March, 31,
                                                   2001           2000
                                                -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                           $ 1,767,344    $ (752,598)
    Adjustments to reconcile net income
     (loss) to net cash provided by/(used in)
     operating activities:
      Depreciation, depletion and amortization      922,104       781,023
      Stock issued for services and stock-based
       compensation                                  17,000        18,750
      Deferred income taxes                         710,000      (640,764)
      Gain on sale of investments                (2,780,044)         -
      Gain on sale of other assets                 (136,618)      (27,899)
      (Increase) decrease in assets:
        Accounts receivable                        (900,581)      (39,153)
        Inventories                                 (60,251)      (59,904)
        Prepaid expenses                            257,645      (285,925)
      Increase (decrease) in liabilities:
        Accounts payable                          1,368,235        (3,354)
        Accrued expenses                             (7,455)       13,946
                                                -----------    ----------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                      1,157,379      (995,878)
                                                -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, equipment, and
     intangibles                                   (766,283)   (1,738,577)
    Proceeds from the sale of investments         6,519,668          -
    Proceeds from sale of other assets              405,609        30,134
    Investment in oil and gas properties         (6,058,104)   (1,849,586)
    Increase in other assets                       (816,344)     (132,722)
                                                -----------    ----------
NET CASH USED IN INVESTING ACTIVITIES              (715,454)   (3,690,751)
                                                -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                        -        2,270,160
    Principal payments on notes payable                -         (300,000)
    Proceeds from borrowings on long-term debt    1,288,468     4,102,070
    Sale(Repurchase) of Common Stock                704,291       (27,275)
    Principal payments on long-term debt         (2,995,635)     (677,491)
                                                -----------    ----------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                 (1,002,876)    5,367,464
                                                -----------    ----------
NET INCREASE (DECREASE) IN CASH                    (560,951)      680,835
CASH, BEGINNING OF PERIOD                           716,309        35,474
                                                -----------    ----------
CASH, END OF PERIOD                             $   155,358    $  716,309
                                                ===========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                  Year Ended March 31,
                                                   2001          2000
                                                -----------    ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES

    Cash paid for interest, net of amounts
      capitalized                               $   757,426    $  302,787

    Non-cash investment in oil and gas
      properties                                    275,271          -

    Prepaid costs reclassed to Oil and
      Gas Property                                     -           30,000

    Property and equipment acquired through
      capital leases or seller financed debt      2,192,929       239,692

    Property and equipment exchanged for
      settlement of debt                               -            4,959

    Notes Payable refinanced into long term debt       -        2,270,160

    Change in Accumulated other Comprehensive
      Income, net of Income Taxes                   899,764     1,243,836


























The accompanying notes are an integral part of the consolidated financial statements.

                        INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000

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

                          INFINITY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MARCH 31, 2001 AND 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

    Assets                                       Useful Lives
    ------                                       ------------
    Buildings                                    30 years
    Site improvements                            15 years
    Machinery, equipment and vehicles            5 - 10 years
    Office furniture and equipment               5 - 10 years

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs are capitalized. The Company capitalized $584,380 of direct overhead costs during fiscal 2001.

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

Capitalized Interest

The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total interest costs incurred for the year ended March 31, 2001 and 2000 was $1,375,866 and $602,350, respectively. Interest costs capitalized were $313,566 and $85,197 for the years ended March 31, 2001 and 2000, respectively.

                         INFINITY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-lived Assets

Long-lived assets to be held and used in the Company's business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets. No impairment was recorded during the years ended March 31, 2001 or 2000.

Intangible Assets

The excess of the purchase price over net assets acquired for businesses purchased by the Company from unrelated third parties is recorded as goodwill and is amortized over 20 years.

Other intangibles are recorded at cost and are amortized on the straight-line basis over the contractual or estimated useful life of the asset.

Per Share Information

Basic earnings (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common shares is computed as net income
(loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period.

Cash

For purposes of reporting cash flows, cash generally consists of cash on hand and demand deposits with financial institutions. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. Management monitors the soundness of the financial institutions and feels the Company's risk is negligible.

Investment Securities

Investment securities that are held for short-term resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses on securities available-for-sale are reported as a component of comprehensive income, net of applicable income taxes. Costs of securities sold are recognized using the specific identification method.

Common Stock Issued for Services

Common Stock issued for services is valued at the fair value of the services performed or the stock issued, whichever is more readily determinable.

                        INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED MARCH 31, 2001 AND 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax and financial basis of available-for-sale securities, property and equipment and other assets, oil and gas properties, and net operating loss carry forwards.

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Recently Issued Accounting Pronouncements

In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 addresses the accounting for derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. However, in June of 1999 the FASB issued SFAS No. 137 which deferred the effective date from June 15, 1999 to June 15, 2000. Additionally, in June of 2000 the FASB issued SFAS No. 138, which amended the accounting for certain derivative instrument and hedging activities under SFAS No. 133. Initial application of SFAS No. 133 and SFAS No. 138 shall be as of the beginning of the entity's fiscal quarter starting April 1, 2001. Hedging relationships shall be designated and documented under the provisions of these statements. The Company has not yet determined the impact of the adoption of these statements.

(3) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

    Cost:

         Site cost improvements             $  1,836,658
         Machinery, equipment and vehicles     9,052,065
         Office furniture and equipment          191,478
                                            ------------
    Total cost                                11,080,201

    Less accumulated depreciation             (4,972,816)
                                            ------------
    Net property and equipment              $  6,107,385
                                            ============

                          INFINITY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2001 AND 2000

(4) INVESTMENT IN SECURITIES

In 1998, the Company received 450,000 shares of common stock in Evergreen Resources, Inc. ("Evergreen") as part of the payment for the sale of gas production properties. This stock is carried on the balance sheet as an available-for-sale security at its current market value. When the transaction was completed the value of this stock was approximately $7.5 million. During fiscal 2001, the Company sold 225,000 shares of Evergreen stock for proceeds of approximately $6,520,000 resulting in a gain of approximately $2,780,000. The remaining 225,000 shares held by the Company are summarized as follows:

                                              March 31, 2001
                                              --------------
Marketable equity securities, at cost          $  3,740,625
Unrealized holding gain                           4,768,115
                                               ------------
Investment Securities                          $  8,508,740
                                               ============

The remaining 225,000 shares are collateralized on certain long-term debt. Of the 225,000 shares, 100,000 shares are collateralized on debt due in fiscal 2001 and are therefore, included in current assets in the accompanying consolidated balance sheet.

Subsequent to fiscal year ending March 31, 2001, the Company sold the remaining 225,000 shares of Evergreen stock for proceeds of approximately $8,869,000 resulting in a gain of approximately $5,128,000. A portion of the net proceeds were used to pay off long-term debt (See Note 6).

(5) OIL AND GAS PROPERTIES

Properties Subject to Amortization

In February 2000, the Company acquired a 100% working interest of a property in eastern Kansas, through a joint venture with an operator in which a director of the Company is a partner and operations manager. The Company will have a 100% working interest and an 80% net revenue interest. The property currently has 21 producing wells. Another 16 wells will be utilized for a polymer injection enhanced oil recovery project with one additional well being a water supply well. Upon completion and recovery of the Company's cost, a 50% working interest and a 40% net revenue interest in the property will revert to the operator. The Company has the option to lease additional acreage for $300,000 on which it could drill an additional 88 wells and rework 83 others as part of the polymer augmented water flood.

In July 2000, the Company acquired a 100% working interest and an 82.5% net revenue interest in leaseholds in the Green River Basin of Wyoming. The original owner has the option to participate as a 25% working interest and a 20.625% net revenue interest owner. The Company has drilled 5 wells, which will begin production in the second quarter of fiscal 2002. Based on reserve analysis performed by a independent petroleum engineer the acquisition costs

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000

(5) OIL AND GAS PROPERTIES (CONTINUED)

associated with 1,280 acres and all exploration costs incurred to date are subject to amortization. Proceeds from the sale of investments and from the Company's subsequent sale of debt instruments will be used to continue to develop the property (see notes 4 and 6).

In September 2000, the Company acquired an active oil lease in the Owl Creek Field in Woodson County, Kansas for $510,000. The property has 16 producing leases.

Properties Subject to Amortization (Continued)

The Company has acquired a working interest in a coal bed methane property in the Green River Basin of Wyoming. The property is subject to a 30% participation election by the original lessor. If the original lessor chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated net revenue interest will remain with the Company until the well has generated earnings to recover the well costs plus 300% non-consent penalty. In addition, the Company acquired an additional a 100% working interest and an 80% net revenue interest in an additional 5,000 acres on the property. The Company has completed one gas well and plans to complete an additional 4 wells in the second quarter of fiscal 2002 with the proceeds from the Company's sale of debt instruments (see note 6). Based on the reserve analysis performed by an independent petroleum engineer, the acquisition costs on 11,360 acres of this property and all exploration costs incurred to date are subject to amortization.

Properties Not Subject to Amortization

The Company acquired a 100% working interest in a coal bed methane property in Northwestern Colorado for 40,800 shares of the Company's common stock and $366,621. The shares were valued at approximately $5.53 per share based on the market value of the common stock on the date of purchase. The lease requires the Company to drill a total of 5 wells within the first 5 years of the lease.

This property, and the remaining leaseholds on the Wyoming properties that are not subject to amortization, are being, or will be developed, completed and put into production when gas is located in apparent reasonable quantities.
The geological structures on the Wyoming properties are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves. As drilling of a specific well is finished, a determination is made to complete the well and begin production or treat the well as unsuccessful. Costs of successful wells are added to the full cost amortization calculation when the property is proven. Costs of unsuccessful wells are added to the full cost amortization calculation when that determination is made. Proceeds from the sale of investments and from the Company's subsequent sale of debt instruments will be used to continue to develop the properties (see notes 4 and 6).

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000

(5) OIL AND GAS PROPERTIES (CONTINUED)

The Company reviews unproved properties for impairment on at least an annual basis. Upon impairment, the Company adds the amount of the impairment to the full cost amortization calculation. No impairment has been recorded in fiscal 2001 or 2000. Any cost related to exploratory dry wells are included in the full cost amortization base when that determination is made. Any costs associated with geophysical and geological costs that are not associated with specific unproven properties are included in the full cost amortization base as incurred.

The per barrel amount of depreciation, depletion and amortization incurred in fiscal 2001 and 2000, was $4.78 and $56.40, respectively based on Company sales of $375,978 and $7,556, respectively from 13,561 and 290 barrels of oil, respectively.

Oil and gas properties consist of the following:

                                       Subject to            Not Subject
                                      Amortization         to Amortization

    Acquisition costs                  $1,340,793             $2,668,998
    Development costs                   1,151,126                   -
    Exploration costs                   3,059,710                   -
                                       ----------             ----------
         Total Cost                     5,551,629             $2,668,998
                                                              ==========
    Less accumulated depreciation,
      amortization, depletion and
      impairment                          (93,464)
                                       ----------
                                       $5,458,165
                                       ==========

Recovery of the above acquisition and development costs is dependent on a variety of factors including actual production results and market conditions.

(6) LONG TERM DEBT

The Company borrowed $1,652,596 collateralized by 100,000 shares of Evergreen stock. The Company was obligated to pay back an amount equal to $1,904,000 in November 2001 so long as the collateralized marketable equity securities were trading between $19.04 and $27.51 per share at maturity. This equated to an approximate 7.1% effective interest rate. Should the price of the Evergreen stock exceed $27.51 per share, the price per share in excess of $27.51, times the 100,000 collateralized shares was to be additional cost to the Company. The Company sold the underlying marketable securities in fiscal 2001 and paid off the debt early. Total payments to satisfy the note were $2,567,000 including prepayment costs of approximately $260,000.

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000

(6) LONG TERM DEBT (CONTINUED)

The Company entered into two additional financing agreements, collateralized by 225,000 shares of Evergreen stock. Under the agreements, the Company may borrow up to $4,063,608. Borrowings are due March of 2002 and April 2002. The Company is obligated to pay back an amount equal to $2,021,000 and $2,742,500, respectively so long as the collateralized marketable equity securities are trading between $20.21 and $30.31 and $21.94 and $32.91 per share, respectively. These equate to an approximate 7.8% and 8.3% effective interest rate, respectively. Should the price of the Evergreen stock fall below $20.21 or $21.94, respectively, the Company will repay the loan at the collateral's trading price times the 225,000 collateral shares. If the price exceed $30.31 and $32.91, respectively, the price per share in excess of $30.31 and $32.91 respectively, times the 225,000 collateralized shares will be an additional cost. The Company sold the underlying 225,000 shares of Evergreen stock in April 2001 (see note 4) and paid $7,162,500, including additional costs and prepayment penalties of approximately $2,830,000, to satisfy both notes.

Long-term obligations consist of the following:

Financing agreements noted above with individual payments
including interest due between March 2002 and April 2002;
collateralized by 225,000 shares of Evergreen stock with
effective interest rates between 7.8% and 8.3% depending
on the price of the Evergreen Stock at the maturity date.
Paid off subsequent to March 31, 2001.                          $4,332,576

Term note; payable in monthly principal installments of
$46,361 plus interest of 1.75% above prime (9.75% at
March 31, 2001) until maturity, April 1, 2002; collateral-
ized by substantially all of the assets of the oilfield
service division and is partially guaranteed by an officer
of the Company.  Additionally, the lender made available
a $1,000,000 credit facility for future equipment
purchases (see below).                                           1,440,311

Note payable to seller (for a 50% interest in an airplane),
with interest at Wall Street prime due on a quarterly
basis.  The Company is required to make annual principal
payments of $82,500 until paid in full.  The seller can
call the note if the bank calls their note for the original
purchase of the airplane.  The note is collateralized by the
50% interest in the airplane.                                    1,567,500

Various fixed rate notes collateralized by vehicles and
equipment with interest rates ranging from 8.55% to 16%;
payable in monthly installments of principal and interest,
with final payments due between January 2003 and March 2004.       328,697

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000

(6) LONG TERM DEBT (CONTINUED)

Note payable to a bank with interest at Wall Street Prime
plus .25% (9.75% at March 31, 2001); payable in monthly
installments of $6,394 including interest through November
2006; collateralized by the real property.                         332,120

$1,000,000 revolving credit note collateralized by eligible
accounts receivable, equipment and capital expenditures.
Interest is payable monthly at 1.50% above prime(9.50% at
March 31, 2001), with principal due February 2002.                 610,561

Various capital leases, with monthly installments totaling
$12,352, including interest and expiring through May 2005,         459,444
                                                                ----------

Total long-term obligations                                      9,071,209
Less current portion                                             3,519,623
                                                                ----------
                                                                $5,551,586
                                                                ==========

Maturities of long-term obligations are as follows:

                                         Long Term     Capital
Years Ending March 31,                     Debt        Leases      Total
----------------------                   ----------   --------   ----------
    2002                                 $3,374,115   $148,224   $3,522,339
    2003                                  3,501,195    143,238    3,644,433
    2004                                    233,876    112,498      346,374
    2005                                    148,186     83,499      231,685
    2006                                    150,688      9,743      160,431
    Thereafter                            1,203,709          -    1,203,709
                                         ----------   --------   ----------
  Less amount representing interest               -    (37,762)     (37,762)
                                         ----------   --------   ----------
  Total Principal                         8,611,769    459,440    9,071,209
  Less current portion                    3,374,115    145,508    3,519,623
                                         ----------   --------   ----------
                                         $5,237,654   $313,932   $5,551,586
                                         ==========   ========   ==========

Included in equipment in the accompanying consolidated balance sheet are assets held under capital leases in the amount of $579,034 net of accumulated amortization of $86,127.

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000

(7) PROPERTY ACQUISITIONS

Effective August 16, 1999 the Company acquired the net operating assets of Powder River Cementers, LLC ("Powder River"), a well cementing company located in Gillette, Wyoming for $394,638,including acquisition costs. In addition, the Company was required to place 100,000 shares of its common stock in escrow to be issued to the seller upon the Company obtaining certain operating results with Powder River. In March 2000, in order to complete the acquisition, the Company paid an additional $200,000 to the seller and the 100,000 shares of common stock in escrow were returned to the Company.

(8) COMMON STOCK

Warrants - The Company, in conjunction with a public stock offering, issued Class A, Class B and underwriter warrants to purchase 212,959 shares of common stock. The Class A warrants have expired. The 101,211 Class B warrants expire in September 2001.

The Company issued warrants to purchase 225,000 shares of Infinity common stock during the year ended March 31, 1997 (1997 Warrants). During the years ended March 31, 1999 and 1998, 37,500 and 175,000 warrants were exercised, respectively. The remaining 12,500 warrants outstanding under this issue expire August 1, 2001.

During the year ended March 31, 1998, in conjunction with a 1998 financing arrangement, the Company issued warrants to purchase 37,500 shares of the Company's common stock. The warrants, none of which were exercised, expired on December 15, 2000.

Options   The Company has adopted stock option plans containing both incentive and non-statutory stock options. All options allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant. The option price under the incentive stock option provisions of the plans, if the optionee owns more than 10% of the total combined voting power of all classes of the Company's stock, will not be less than 110% of the fair market value of such stock at the date of grant.

Options granted under the plans become exercisable immediately or as directed by the Board of Directors and generally expire five or ten years after the date of grant, unless the employee owns more than 10% of the total combined voting power of all classes of the Company's stock, in which case they must be exercised within five years of the date of grant. Pursuant to the plans, an aggregate of 648,333 shares of common stock are available for issuance upon the exercise of such options. The Company granted 176,200 and 299,000 to employees under the Plans during the years ended March 31, 2001 and 2000, respectively.

The Company granted 20,000 five-year options to an entity in connection with an agreement. The options have an exercise price of $6.44 per share. The Company recorded $17,000 of compensation expense related to the options based on the fair value of the services provided.

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000

(8) COMMON STOCK (CONTINUED)

A summary of stock option and warrant activity is as follows:

                                            Option/Warrant      Weighted
                                Number of       Price         Average Price
                                  Shares      Per Share         Per Share
                                ---------   --------------    -------------
Outstanding, March 31, 1999       611,558    $2.40-$15.36*        $8.26
Granted                           299,000            3.00          3.00
Canceled or Forfeited            (118,378)    2.40- 11.52          7.09
Exercised                               -               -             -
                                 --------    ------------         -----
Outstanding, March 31, 2000       792,180    $3.00-$15.36         $6.50

Granted                           196,200     6.00-  7.63          7.37
Canceled or Forfeited            (136,218)      40- 15.36          8.83
Exercised                        (233,576)    3.00-  8.00          6.56
                                 --------    ------------         -----
Outstanding, March 31, 2001       618,586    $3.00-$12.00         $6.24
                                 ========    ============         =====

* In May 1999, the exercise price of 175,000 options was reduced from $8.00 per share to $3.00 per share.

                               Weighted
                               Average       Weighted                    Weighted
Range of      Number           Remaining     Average    Number           Average
Exercise      Outstanding at   Contractual   Exercise   Exercisable at   Exercise
Prices        March 31, 2001   Life          Price      March 31, 2001   Price
------------  --------------   -----------   --------   --------------   ---------
$3.52-$12.00    153,136          1 year       $9.57         153,136       $9.57
 3.00-  8.00     51,250          2 years       5.71          51,250        5.71
 3.00            83,050          4 years       3.00          83,050        3.00
 3.00-  7.63    331,150          5 years       5.59         171,150        3.68

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for options granted to employees under the stock option plan. Had compensation costs for employee options under the Company's plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement Of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000

(8) COMMON STOCK (CONTINUED)

                                                 Year Ended March 31,
                                                2001           2000
                                             ----------     -----------
    Net income (loss) as reported            $1,767,344     $  (752,598)
                                             ==========     ===========
    Proforma net income (loss)               $  704,153     $(1,350,259)
                                             ==========     ===========
    Basic income (loss) per share as
     reported                                      $.58           $(.25)
     Diluted income (loss) per share as
       reported                                    $.54           $(.25)
     Basic income (loss) per share-proforma        $.23           $(.46)
     Diluted income (loss) per share on
       proforma                                    $.22           $(.46)

For options granted during the year ended March 31, 2001 and 2000, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company's plan was based on a weighted average risk-free interest rate of 9.5%, expected option life of 4.87 years, expected volatility of 100.85% and no expected dividends.

Stock issued - During the year ended March 31, 2000, the Company issued 12,500 shares of common stock with a fair value of $18,750 for service. In addition, the Company acquired and cancelled 14,950 shares of common stock for $27,275.

During the year ended March 31, 2001, the Company acquired an undeveloped coalbed methane lease for 40,800 shares of common stock with a market value of approximately $5.53 per share or $225,673 and $366,621 of cash.

(9) INCOME TAXES

The provision for income taxes for the years ended March 31, 2001 and 2000 consists of the following:

                                               2001           2000
                                            ----------     -----------
Current income tax expense                  $     -        $      -
Deferred income tax expense (benefit)          856,000        (456,012)
Change in deferred tax asset valuation
  allowance                                   (146,000)       (184,752)
                                            ----------     -----------
Total income tax expense (benefit)          $  710,000     $  (640,764)
                                            ==========     ===========

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000

(9) INCOME TAXES (CONTINUED)

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                               2001            2000
                                               ----            ----

Federal income tax rate                         34%             34%
Net operating losses                             -              12
Change in valuation allowance                   (5)              -
                                                ---             ---
Effective tax rate                              29%             46%
                                                ===             ===

The significant temporary differences and carry forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances as of March 31, 2001 are as follows:

   Deferred tax assets:
    Accruals and impairment                         $   199,000
    Net operating loss carry forward                  2,006,000
    Other                                                 4,000
                                                    -----------
   Gross deferred tax assets                          2,209,000
                                                    -----------
   Deferred tax liabilities:
    Intangible drilling costs                        (1,160,000)
    Property and equipment                             (602,000)
    Unrealized holding gains on available
     for sale securities                             (1,621,000)
                                                    -----------
   Gross deferred tax liabilities                    (3,383,000)
                                                    -----------
   Deferred tax asset valuation allowance                     -
   Net deferred taxes                               $(1,174,000)
                                                    ===========

For income tax purposes, the Company has approximately $5,900,000 of net operating loss carry forwards expiring in various years through 2021.

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000

(10) RETIREMENT PLAN

The Company has a 401(k) plan covering substantially all of the employees of the oil and gas production enhancement service division. There were no Company contributions made to the plan during the years ended March 31, 2001 and 2000.

(11) INDUSTRY SEGMENTS

The Company reports segment information in accordance with Financial Accounting Standards Board Statement No. 131. This Statement requires disclosure of information related to certain operating segments of the Company and also requires restatement of segment information for prior periods.

The Company's operations have been classified into three industry segments:
(i) Oil Field Services; (ii) Oil and Gas Production; and, (iii) Environmental Services. The Oil Field Services segment of the Company is directed at maintaining and enhancing production obtained from oil and gas wells and currently has operations in Kansas, Oklahoma, and Wyoming. The Oil and Gas Production segment of the Company has acquired interest in producing properties in Kansas and undeveloped leasehold in Wyoming. The Environmental Services segment of the Company was established to develop wastewater treatment technologies and apply them to the treatment of industrial wastewater and disposal of solid waste byproducts. This segment of the Company has mothballed facilities in Kansas and facilities with limited operations in Wyoming, and is not separately disclosed in fiscal 2001 as it is immaterial to the other segments.

<CAPTION
                                               Environ-   Corporate
                     Oil Field    Oil & Gas    mental     and
                     Services     Production   Services   Other         Consolidated
                     ----------   ----------   --------   ------------  ------------
Net Sales:
2001                 $8,476,385   $  375,978     N/A      $      7,906  $ 8,860,269
2000                  5,122,404        7,556   $  42,838             -    5,172,798

Depreciation, Amortization,
 and Depletion:
2001                    809,857       64,860     N/A            47,387      922,104
2000                    697,957       16,357      63,767         2,941      781,023

Operating Income (Loss):
2001                  1,473,856       39,255     N/A        (1,014,039)     499,072
2000                    167,364      (94,367)   (178,631)     (846,811)    (952,444)

Identifiable Assets, Net:
2001                  6,068,312    8,446,840     N/A        11,498,772   26,013,924
2000                  5,346,668    2,257,304      41,016    11,734,320   19,379,308

Capital Expenditures:
2001                    615,294    6,155,337     N/A            53,756    6,824,387
2000                  1,727,317    1,849,586      -             11,260    3,588,163

                                      F-21



                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000

(12) SIGNIFICANT CUSTOMERS

During the year ended March 31, 2000, the Company had sales to two unrelated third parties of approximately $1,250,000, representing approximately 24% of net sales. During the year ended March 31, 2001, the Company had no significant customers. Receivables outstanding from the fiscal 2000 significant customer sales was approximately $43,000.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following assumptions were used in estimating the fair value of the Company's financial instruments:

The carrying value of the Company's cash balance, accounts receivable, accounts payable and accrued expenses represents the fair value of the accounts as of March 31, 2001. The fair value of the Company's long-term debt is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved and the fair value of the additional cost, if any, associated with the price of the Evergreen stock (see
Note 6). The estimated fair value of long-term debt is approximately $12,000,000 at March 31, 2001.

(14) LITIGATION

The Company is involved in several legal matters that have arisen during the normal course of the Company's business, and the outcome is not readily determinable. Management believes that losses, if any, from such matters would not have a material impact on the Company's consolidated financial statements.

(15) EARNINGS PER SHARE

The following shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock:

                                              Weighted Average
                                  Income       Common Shares     Earnings
                                 Numerator      Denominator      Per Share
                                 ---------    ----------------   ---------
Basic earnings per share (2000):
  Loss available to common
    stockholders                 $ (752,598)      2,954,474       $(0.25)
                                 ==========       =========       ======

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000


(15) EARNINGS PER SHARE (CONTINUED)

All dilutive potential common shares are antidilutive in the year ended March 31, 2000.

Basic earnings per share (2001):
  Income available to common
   stockholders                  $1,767,344       3,066,027       $ 0.58
                                                                  ======
Plus:  Impact of assumed con-
  versions of warrants and
  options                                 -         190,912
                                 ----------       ---------

Diluted earnings per share:
 Income available to common
   shareholders after assumed
   conversions of dilutive
   securities                    $1,767,344       3,256,939       $ 0.54
                                 ==========       =========       ======

(16) SUBSEQUENT EVENTS

Subsequent to March 31, 2001, the Company contracted to have a new facility built at it Oklahoma camp for approximately $354,000. In connection with the commitment, the Company obtained a new $360,000 construction loan with interest at 9.25%. The construction loan is due in October 2001 and is collateralized by the underlying real property.

Subsequent to March 31, 2001, the Company borrowed $202,439 from an unrelated third party to purchase 6 new oil and gas leases in Wyoming. The note bears interest at 8% and gives the Company two repayment options, one of which is to pay back all principal and interest and the other to pay back reduced principal and transfer an undivided 12.5% working interest to satisfy the remaining principal.

In June 2001, the Company sold $6,475,000 of convertible subordinated notes. The notes bear interest at 8% and are due in June 2006. The holders can convert the notes into Company common stock at $10.00 per share. In connection with the offering, the Company paid the placement agent a fee equal to 6% of the gross proceeds and granted 100,000 five year warrants to purchase the Company's common stock at $12.44 per share.

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000


(17) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Proved Oil and Gas Reserves (Unaudited)

The following information was developed from reserve reports as of April 1, 2001 and May 1, 2000 which were prepared by independent reserve engineers:

                                               Natural Gas      Crude Oil
                                                 (MCF)          (BARRELS)
                                               -----------      ---------
Proved Reserves as of March 31, 1999               --                 -
Extensions, discoveries and other additions    558,953,000        110,500
                                               -----------        -------
Proved Reserves as of March 31, 2000           558,953,000        110,500
Extensions, discoveries and other additions      9,144,761        196,022
Purchase of minerals in place                       --            151,612
Production                                          --            (13,561)
                                               -----------        -------
Proved Reserves as of March 31, 2001           568,097,761        444,573
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

Proved Developed Oil and Gas Reserves

    The following reserve information was developed by the Company and sets forth the estimated quantities of proved developed oil and gas reserves of the Company as of the beginning of each year.

                                                            Crude Oil and
                                           Natural Gas       Condensate
    Proved Developed Reserves                (MCF)            (Barrels)
    -------------------------              -----------      -------------
        March 31, 2000                         --              110,500
        March 31, 2001                      4,129,933          444,572

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000


(17) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with the Company's oil and gas acquisition, exploration and development activities during the year ended March 31, 2001 and 2000 are shown below.

                                               2001          2000
                                            ----------     ----------
    Property acquisition costs:
      Proved                                $  674,021     $  666,772
      Unproved                               2,041,252        627,746
                                            ----------     ----------
       Total Property Acquisition Costs      2,715,273      1,294,518

    Exploration costs                        2,728,805        330,905
    Development costs                          789,297        254,163
                                            ----------     ----------
    Total costs                             $6,233,375     $1,879,586
                                            ==========     ==========

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of March 31, 2001 and 2000:

                                               2001           2000
                                            ----------     ----------
Proved oil and gas properties               $5,551,629     $1,359,506
Unproved oil and gas properties              2,668,998        627,746
                                            ----------     ----------
     Total                                   8,220,627      1,987,252
Less-Accumulated depreciation, depletion,
 amortization and impairment                    93,464         28,604
                                            ----------     ----------
Net capitalized costs                       $8,127,163     $1,958,648
                                            ==========     ==========

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000

(17) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

Oil and Gas Operations

Aggregate results of operations for each period ended March 31, 2001 and 2000, in connection with the Company's oil producing activities are shown below:

                                               2001           2000
                                            ----------     ----------
Revenues                                    $  375,978     $    7,556
Production Costs                               220,839          6,966
DD&A                                            64,860         16,357
                                            ----------     ----------
Results of operations from producing
 activities (excluding corporate
 overhead and interest costs)               $   90,279     $  (15,767)
                                            ==========     ==========

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of March 31, 2001 as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 69. The Standard requires the use of a 10 percent discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves.

                                                2001              2000
                                           --------------    --------------
Future cash inflows                        $1,551,917,272    $1,506,692,108
Future production and development costs      (749,405,828)     (734,944,794)
Future Income Tax Expense                    (272,853,890)     (262,707,256)
                                           --------------    --------------
Future Net cash flows                         529,657,554       509,040,058
10% annual discount for estimated timing
 on cash flows                               (257,320,471)     (262,539,904)
                                           --------------    --------------
Standardized measure of discounted future
 cash flows                                $  272,337,083    $  246,500,154
                                           ==============    ==============

Future cash inflows for the year ended March 31, 2001 are computed by applying a weighted average spot market gas price for the areas of production of $2.71 per MCF and a year-end weighted average oil price of $26.37 per barrel.
Future cash inflows for the year ended March 31, 2000 are computed by applying a May 1, 2000 spot gas price of $2.69 per MCF of gas and $28.13 per bbl of oil to the May 1, 2000 estimated quantities of the reserves. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at March 31, 2001 and May 1, 2000 assuming continuation of existing economic conditions.

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000


(17) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

Future income tax expenses at March 31, 2000 and 2001 were computed by applying the appropriate year-end statutory tax rates to the future pretax net cash flows relating to the Company's proved oil and gas reserves, less the tax basis of the properties involved.

The following reconciles the change in the standardized measure of discounted future net cash flow during the years ended March 31, 2001 and 2000:

                                                        March 31,
                                                   2001           2000
                                               ------------   ------------

Beginning of year                              $246,500,154   $    --
Extensions, discoveries and other additions      23,989,849    246,500,154
Development costs incurred during the period        683,291         -
Sales of Oil produced, net of production costs      (55,139)        -
Purchase of minerals in place                     1,318,928        --
                                               ------------   ------------
End of the year                                $272,337,083   $246,500,154
                                               ============   ============

Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the future pretax net cash flow relating to the Company's proved oil and gas reserves, less the tax basis of the properties involved. Tax depreciation is calculated on the capitalization of approximately 40% of the development costs of the Green River Basin leasehold and approximately 60% of the development costs of the Cherokee Basin property as tangible investment and uses MACRS depreciation for a 7-year life. The future income tax expenses do not give effect to tax credits, allowances, or the impact of general and administrative costs of ongoing operations relating to the Company's proved oil and gas reserves.

                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.


Dated: June 22, 2001               By/s/ Stanton E. Ross
                                     Stanton E. Ross, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

       SIGNATURE                      CAPACITY                DATE



/s/ Stanton E. Ross             President, Treasurer,       June 22, 2001
Stanton E. Ross                 (Principal Accounting
                                Officer) and Director


/s/ Jon D. Klugh                Chief Financial             June 22, 2001
Jon D. Klugh                    Officer and Secretary



/s/ Jeffrey L. Dale             Director                    June 22, 2001
Jeffrey L. Dale



/s/ George R. Jones             Director                    June 22, 2001
George R. Jones



/s/ Leroy C. Richie             Director                    June 22, 2001
Leroy C. Richie