Form 10QSB
period 2001-06-30
INFINITY INC
filed 2001-08-14
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2001

       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______, 20__ to _____, 20__.

                        Commission File Number: 0-17204


                                 INFINITY, INC.
      (Exact Name of Small Business Issuer as Specified in its Charter)

            Colorado                             84-1070066
(State or Other Jurisdiction of      (IRS Employer Identification Number)
Incorporation or Organization)

                   211 West 14th Street, Chanute, Kansas 66720
            Address of Principal Executive Offices, Including Zip Code

                                (620) 431-6200
                 (Issuer's Telephone Number, Including Area Code)



                                      N/A
              (Former Name, Former Address, and Former Fiscal Year,
                           if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          [X]  Yes           [ ]  No

There were 3,248,237 shares of the Registrant's Common Stock outstanding as of June 30, 2001.








                                INFINITY, INC.

                                 FORM 10-QSB

                                    INDEX

                                                                     Page
                                                                    Number
Part I    Financial Information

Item 1.   Financial Information:

          Condensed Consolidated Balance Sheets..................     3

          Condensed Consolidated Statements
          of Operations..........................................     4

          Condensed Consolidated Statements
          of Comprehensive Income (Loss).........................     5

          Condensed Consolidated Statements of Cash Flows .......     6

          Notes to Consolidated Financial Statements.............     7

Item 2.   Management's Discussion and Analysis or
          or Plan of Operations..................................    11

Part II:  Other Information......................................    15

Signatures ......................................................    16

                        INFINITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                            June 30, 2001
CURRENT ASSETS                               (Unaudited)      March 31, 2001
                                            -------------     --------------
  Cash                                       $ 6,320,464       $   155,358
  Accounts Receivable, less allowance
   for doubtful accounts of $10,000            1,826,298         1,488,490
  Inventories                                    278,548           264,249
  Investment Securities                               --         3,781,000
  Prepaid Expenses                                60,694           108,636
                                             -----------       -----------
     TOTAL CURRENT ASSETS                      8,486,004         5,797,733

PROPERTY AND EQUIPMENT, at cost, less
 accumulated depreciation                      6,308,264         6,107,385
INVESTMENT SECURITIES                                 --         4,727,740
OIL AND GAS PROPERTIES, using full cost
 accounting
  Net of accumulated depreciation, depletion
  and amortization
   Subject to amortization                     7,108,940         3,971,118
   Not subject to amortization                 4,806,617         4,156,045
INTANGIBLE ASSETS, at cost, less
 accumulated amortization                      1,561,404           304,837
OTHER ASSETS                                   1,089,223           949,066
                                             -----------       -----------
     TOTAL ASSETS                            $29,360,452       $26,013,924
                                             ===========       ===========

                                  LIABILITIES
CURRENT LIABILITIES
  Current portion of long-term debt          $ 2,196,744       $ 3,519,623
  Accounts Payable                             1,116,054         1,878,572
  Accrued Expenses                                34,498           293,745
                                             -----------       -----------
     TOTAL CURRENT LIABILITIES                 3,347,296         5,691,940

LONG-TERM LIABILITIES
  Deferred income taxes                        1,016,000         1,174,000
  8% Convertible notes                         6,475,000                --
  Long-term debt, less current portion above   3,067,636         5,551,586
                                             -----------       -----------
     TOTAL LIABILITIES                        13,905,932        12,417,526

                              STOCKHOLDER'S EQUITY

CAPITAL CONTRIBUTED
  Common stock, par value $.0001, authorized
   300,000,000 shares, issued and outstanding
   3,248,237 shares; 3,224,937 shares                324               322
  Additional paid-in-capital                  13,587,961        11,417,042
  Accumulated other comprehensive income:
   Unrealized gain on securities available
    for sale, net of Deferred income taxes
    of $1,622,140                                     --         3,145,975
  Accumulated earnings (deficit)               1,866,235          (966,941)
                                             -----------       -----------
     TOTAL STOCKHOLDERS' EQUITY               15,454,520        13,596,398
                                             -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $29,360,452       $26,013,924
                                             ===========       ===========

The consolidated balance sheet at March 31, 2001 has been derived from the audited financial statements at that date.

                See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Three Months Ended June 30,
                                                 2001              2000
                                             -----------       -----------
REVENUES
 Oil and Gas Service Operations              $ 3,594,724       $ 1,436,171
 Waste Water Treatment                             3,315             1,302
 Oil and Gas Sales                               291,159             9,717
                                             -----------       -----------
TOTAL REVENUE                                  3,889,198         1,447,190

COST OF SALES
 Oil and Gas Service Operations                1,794,348           843,450
 Waste Water Treatment Facilities                  5,100            13,800
 Oil and Gas Production Expenses and Taxes       182,404             8,449
                                             -----------       -----------
COST OF SALES                                  1,981,852           865,699
                                             -----------       -----------
     GROSS PROFIT                              1,907,346           581,491

OPERATING EXPENSES                             1,084,478           702,515
                                             -----------       -----------
     OPERATING INCOME (LOSS)                     822,868          (121,024)
                                             -----------       -----------
OTHER INCOME (EXPENSE)
 Interest Income & Finance Charges                25,519             7,197
 Interest Expense & Finance Charges           (1,705,297)         (137,852)
 Rent and Other Income                            22,931             8,464
 Gain on sales of assets                       5,129,155         1,315,591
                                             -----------       -----------
     TOTAL OTHER INCOME                        3,472,308         1,193,400
                                             -----------       -----------
     INCOME BEFORE INCOME TAXES                4,295,176         1,072,376

INCOME TAX EXPENSE                            (1,462,000)         (218,639)
                                             -----------       -----------
     NET INCOME                              $ 2,833,176       $   853,737
                                             -----------       -----------
     NET INCOME PER COMMON SHARE             $      0.88       $      0.29
                                             -----------       -----------
     NET INCOME PER DILUTED COMMON SHARE     $      0.81       $      0.27
                                             -----------       -----------

Weighted Average Basic Shares Outstanding      3,236,400         2,953,232
Weighted Average Diluted Shares Outstanding    3,482,813         3,210,333












                See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                           INCOME (LOSS) (UNAUDITED)

                                              Three Months ended June 30
                                                 2001             2000
                                             -----------       -----------

Net Income                                   $ 2,833,176       $   853,737

Other Comprehensive Income:
 Unrealized holding gains
  On Securities, net of taxes of
  $728,282 for the three months
  ended 6/30/2000                                     --         1,413,723

Reclassifications, net of Deferred
  Tax expense of $1,620,000 and
  $448,921 (three months ended
  6/30/2001 and 6/30/2000
  respectively)                               (3,145,975)         (871,434)
                                             -----------       -----------

Total Other Comprehensive Income (Loss)       (3,145,975)          542,289
                                             -----------       -----------

Comprehensive Income (Loss)                  $(  312,799)      $ 1,396,026
                                             ===========       ===========

























                 See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Three Months Ended June 30,
                                                2001               2000
                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                 $ 2,833,176       $   853,737
  Adjustments to reconcile net income to
   net cash used in operating activities
    Depreciation, Depletion and amortization     306,321           190,259
    Deferred Income Taxes                      1,462,000          (279,361)
    (Gain) on Sale of Assets                          --             9,264
    (Gain) on Sale of Marketable Securities   (5,129,155)       (1,320,355)
    (Increase) decrease in operating assets
     Accounts Receivable                        (337,808)         (183,637)
     Inventories                                 (14,299)           19,349
     Prepaid Expenses                             47,942           158,851
    Increase (decrease) in operating
    liabilities
     Accounts Payable                           (762,518)          (46,286)
     Accrued Expenses                           (259,247)          435,371
     Deferred revenue                                 --                --
                                             -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES         (1,853,588)         (162,808)
                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sale of Marketable
   Securities                                  8,871,920         3,398,480
  Investment in oil and gas properties        (2,641,202)         (397,694)
  Investment in intangibles and other assets    (527,433)         (236,450)
  Purchase of property and equipment            (294,360)         (219,148)
  Proceeds from sale of property and equipment        --           157,561
                                             -----------       -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES      5,408,925         2,702,749
                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable                --               (51)
  Sale of 8% Convertible Notes                 6,475,000                --
  Increase in borrowings on long-term debt     3,911,368           393,666
  Proceeds from issuance of (repurchase
   of) common stock                               81,712            15,633
  Repayment of long-term debt                 (7,858,311)         (217,993)
                                             -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES      2,609,769           191,245
                                             -----------       -----------
NET INCREASE IN CASH                           6,165,106         2,731,186
CASH, BEGINNING OF PERIOD                        155,358           716,309
                                             -----------       -----------
CASH, END OF PERIOD                          $ 6,320,464       $ 3,447,495
                                             ===========       ===========

Additional Cash Flow Information:
 Other comprehensive income net of Income
  Taxes                                               --         1,394,250
 Seller financed fixed asset additions           140,114                --
 Capitalized stock based compensation and
  beneficial conversion feature                2,089,209                --

                 See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   Basis of Presentation

     Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB at March 31, 2001.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

(2)  Significant Accounting Policies

     Reclassifications: Certain balances at March 31, 2001 are reclassified to compare to the June 30, 2001 presentation.

     Derivative Liability: Effective April 1, 2001, the Company adopted the provisions of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133). SFAS No. 133 requires the Company to record derivative instruments embedded in contracts at their fair value. The Company's debt instruments which tie the ultimate obligation to the market value of the Company's marketable securities results in an approximate $1.8 million adjustment for the fair value of the derivative
liability.   The adjustment was recorded in accumulated other comprehensive income at April 1, 2001. The entire amount was transferred to earnings in the first quarter when the related debt instruments were satisfied (see Note 5).

(3)  Investment Securities

     The Company received 450,000 shares of common stock in Evergreen Resources, Inc. as part of the payment for the sale of gas production properties effective December 31, 1998. This stock is carried on the balance sheet as an available for sale security at its current market value. When the transaction was completed the value of this stock was approximately $7.5 million, at March 31, 1999, the value was approximately $9.0 million, and at March 31, 2000 the value was approximately $10.9 million.

     During fiscal 2001, the Company sold 225,000 shares of Evergreen stock for proceeds of approximately $6.5 million resulting in a gain of approximately $2.8 million. The value of the 225,000 shares remaining at March 31, 2001 was approximately $8.5 million. During the period ended June 30, 2001 the Company sold the remaining 225,000 shares for proceeds of approximately $8.9 million resulting in a pre-tax gain of approximately $5.1 million. A portion of the proceeds were used to pay off current and long-term debt.

(4)  Intangible Assets

     Intangibles net of amortization consist of the following items:

                                            June 30, 2001     March 30, 2001
                                            -------------     --------------
Financing costs                              $ 1,488,269       $   179,059
Non-compete agreement                            300,000           300,000
Goodwill                                         225,000           225,000
Other                                             55,870            55,870
                                             -----------       -----------
Total Cost                                     2,069,139           759,929
Less accumulated amortization                    507,735           455,092
                                             -----------       -----------
Total Intangible assets                      $ 1,561,404       $   304,837
                                             ===========       ===========

(5)  Long Term Debt

     During March and April 2000, the Company entered into financing agreements collateralized by 225,000 shares of the Evergreen stock held by the Company. The Company borrowed a total of approximately $4,000,000. In April of 2001, the Company sold the shares of Evergreen stock used as collateral for the borrowing and paid off the related debt. Under the terms of the agreements, the ultimate amount due was directly related to the market price of the Evergreen stock. At the time the Company sold the stock, the resulting derivative liability was approximately $1.8 million dollars based on the market price of the Evergreen stock. The pay-off of the debt resulted in an approximately $1.8 million charge to interest expense. Costs associated with unwinding the loans were capitalized into oil and gas properties as the net proceeds were used to develop existing properties.

     Effective May 15, 2001, the Company contracted to have a new facility built at its Bartlesville, Oklahoma camp for approximately $354,000. In connection with the commitment, the Company obtained a new $360,000 construction loan with interest at 9.25%. The construction loan is due in October 2001 and is collateralized by the underlying real property.

     Effective June 13, 2001 the Company sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 8% per annum and is payable in arrears on each December 15 and June 15 commencing December 15, 2001. The notes are convertible to one share of common stock at $10 per share and mature on June 13, 2006. The Company incurred costs of $438,789 associated with the placement, which has been capitalized and will be amortized over the term of the notes. The Company also issued warrants to purchase 110,000 shares of common stock at $11.80. The Company capitalized additional loan costs of $923,709 related to the fair value of the warrants as determined using the Black-Scholes pricing method assuming a five year life, weighted average risk-free interest rate of 8%, expected volatility of 80.66% and no expected dividend yield.Proceeds from the offering will be used in the development of the Company's coal bed methane properties.

     As the conversion feature of the convertible notes was below the market value of the stock on the date of issue, the Company recorded a discount of $1,165,500 related to the intrinsic value of the beneficial conversion feature. The notes are immediately convertible and therefore, the discount was immediately amortized. The Company capitalized the amortization of the beneficial conversion feature into oil and gas properties as the debt was issued in order to continue the development of the Company' properties and not for general operating purposes.

(6)  Earnings per Share

     Basic earnings per share were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflect the potential dilutions that could occur if stock options, warrants, and 8% Convertible Notes were converted into common stock under the treasury stock method.

     The following shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                            Basic       Common     Earnings
                                           Earnings     Shares     Per Share
                                          ----------   ---------   ---------
Basic earnings per share, June 30, 2001:
 Income available to common stockholders  $2,833,176   3,236,400     $0.88
Plus:  Impact of assumed conversions of
  Warrants, options and notes                     --     246,413
                                          ----------   ---------
Diluted earnings per share:
 Income available to common shareholders
  After assumed conversions of dilutive
  securities                              $2,833,176   3,482,813     $0.81
                                          ==========   =========     =====

For the period ended June 30, 2001, dilutive potential common shares of 211,211 were not included in the computation of diluted earnings per share because their effect was antidilutive.

                                            Basic       Common     Earnings
                                           Earnings     Shares     Per Share
                                          ----------   ---------   ---------
Basic earnings per share, June 30, 2000:
 Income available to common stockholders  $  853,738   2,953,232     $0.29
Plus:  Impact of assumed conversions of
  Warrants and options                            --     257,101
                                          ----------   ---------
Diluted earnings per share:
 Income available to common shareholders
  After assumed conversions of dilutive
  securities                              $  853,738   3,210,333     $0.27
                                          =========    =========     =====

For the period ended June 30, 2000, dilutive potential common shares of 138,711 were not included in the computation of diluted earnings per share because their effect was antidilutive.

(7)  Stock Options

     During the period 23,300 options were exercised from the 1999 and 2000 Stock Option Plans resulting in proceeds to the Company of $81,712.

     Subsequent to the period ended June 30, 2001 the Company's stockholders approved the 2001 Stock Option Plan that granted options to purchase 160,000 shares at an exercise price of $7.63.

                                    ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     The Company experienced a $1,325,855, or 228%, increase in gross profit to $1,907,346 in the quarter ended June 30, 2001 from $581,491 for the quarter ended June 30, 2000. The increase in gross profit during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 was the result of a $2,158,553, or 150%, increase in oil and gas service operations sales to $3,594,724 from $1,436,171 and an increase in sales of oil production to $291,159 from $9,717 for the period ended June 30, 2000. These increases in revenue were partially offset by a $950,898 increase in oil and gas service operations cost of services provided and an $173,955 increase in oil production costs.

     Other operating expenses for the quarter ended June 31, 2001 increased $381,963 from $702,515 in the 2000 period to $1,084,478 in the 2001 period.
Personnel costs associated with increases in staff to support the oil and gas service business through sales and management and increases in staffing associated with the increased activity in the development of the Company's coal bed methane properties added approximately $180,000 in other operating costs for the period. The Company also experienced an increase in utility expenses of approximately $85,000 associated with facilities and an increase in depreciation, depletion and amortization (DD&A) expense of approximately $82,000 due to the increased investment subject to DD&A.

     During the quarter ended June 30, 2001 the Company recognized a pre-tax gain of $5,129,155 on the sale of 225,000 shares of Evergreen stock. The gain in the period was partially offset by expense of $1,793,425 associated with the unwinding of the financing agreements that were collateralized by the stock sold. During the quarter ended June 30, 2000 the Company recognized a $1,320,355 pre-tax gain on the sale of 125,000 shares of Evergreen stock.

     The Company recognized deferred income tax expense of $1,462,000 in the quarter ended June 30, 2001. Intangible drilling costs, which are expensed for tax purposes, and net operating loss carry-forwards offset any current taxes that might be due from the sale of the Evergreen stock. However, these temporary differences between book and tax result in the recognition of a deferred tax liability and expense during the period ended June 30, 2001 of $1,462,000. The liability associated with these taxes will result in future tax payments as the properties begin producing revenues that exceed intangible drilling costs being incurred and operating expenses. This is an increase in tax expense of $1,243,361 from $218,639 that was recorded in the quarter ended June 30, 2000. The total deferred tax expense at June 30, 2000 was offset by the reversal of a prior impairment of a deferred tax asset.

     OILFIELD SERVICES: The oilfield services segment of the Company generated $3.6 million in revenues, and $1.8 million in cost of sales during the quarter ended June 30, 2001 compared to $1.4 million in revenues and $0.8 million in cost of sales during the comparable period in 2000. Price increases for its services and materials and increased equipment utilization during the quarter ended June 30, 2001 allowed the oil field services segment to increase its percentage of gross profit by 7% from 43% of sales in the quarter ended June 30, 2000 to 50% of sales in the quarter ended June 30, 2001. Other operating costs increased to $0.7 million in the quarter compared to $0.5 million in the quarter ended June 30, 2000. The addition of approximately $99,000 in employee costs for administrative staff to support the increased sales of the Company and approximately $21,000 in depreciation on new trucks and other assets placed in service accounted for a majority of the increase in operating expenses. Income before taxes for the oil field service segment increased to $1,034,362 for the quarter ended June 30, 2001 compared to income before taxes for the segment of $9,800 for the quarter ended June 30, 2000.

     OIL AND GAS PRODUCTION: The oil and gas production segment of the Company recorded net revenue from oil sales from its Kansas properties of $253,335 and operating expenses of $109,290. This compares to $9,717 in revenue and $8,449 in operating expense for the period ended June 30, 2000 when the properties were first beginning to produce. The Company has recognized $36,082 in depletion expense on the Kansas properties for a pre-tax net income of $107,823. The Manson lease in the Cherokee field is currently producing approximately 105 barrels of oil a day through the polymer augmented water flood while the Company's leases in the Owl Creek field are producing approximately 40 barrels of oil per day. Due to delays encountered when drilling and completing the wells on the Manson lease the Company began the initial polymer injection about six months behind schedule. Production levels also appear to be about six months behind the Company's original expectations of the property because of the delay in initiating the polymer injection. The Company expects operating costs on the Manson lease to decrease by approximately $15,000 a month within 6 months when the polymer injection is halted and water only is injected into the reservoir behind the polymer. Reservoir pressures continue to build and based on reservoir engineering models the Company expects production to increase significantly over the next quarter.

     The Company also recorded $37,824 in oil revenue from its Pipeline project from the sale of condensate from the gas wells it has drilled. The Company has not attempted to forecast expected future production of oil from the properties and has no plans to do so. Even though the five wells that have been completed on the Pipeline project were not generating revenue through gas sales, the Company incurred approximately $73,114 in operating costs on the wells while it evaluated production testing and dewatering. These costs included $29,892 in water disposal costs, $12,679 in fuel costs and $27,974 in well work-over costs.

     Subsequent to June 30, 2001 installation of the compression facilities, gas gathering lines and water disposal facilities were completed and the Company began producing gas for sale. The use of gas produced from the lease and the utilization of the water disposal facilities that are now operational should eliminate the water disposal costs and fuel costs to operate the wells.

     Proceeds generated through the issuance of the 8% Convertible Notes (described in Note 5 to the Financial Statements) will be utilized in the further development of the Pipeline project and the drilling of four additional wells on the Labarge project. The Company expects to drill 40 to 50 wells on the acreage it holds in the Pipeline prospect prior to the end of the third quarter of the current fiscal year at an expected cost of $6.3 million. Gas production from the additional wells on the Pipeline acreage and the initial wells on the Labarge prospect is expected to begin prior to the fourth quarter of the current fiscal year.

     CORPORATE ACTIVITIES: Expenses incurred in corporate activities were $194,779 for the three months ended June 30, 2001, compared to $144,388 for the three months ended June 30, 2000. The $50,391 increase in corporate expenses was primarily due to a $34,271 increase in shareholder relations costs and a $21,873 increase in corporate depreciation expense, mainly related to the aircraft depreciation.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had working capital of $5.1 million compared to working capital of $0.1 million at March 31, 2001. The increase in working capital is mainly due to the increase in cash available after the sale of the 8% Convertible Notes, and the increase in receivables due to increased oil field service sales. The increase is partially offset by the decrease in investment securities as they were sold in April, 2001.

     Cash provided by investing activities during the quarter ended June 30, 2001, was $5.4 million compared to cash provided by investing activities of $2.7 million during the quarter ended June 30, 2000. The 2001 activity included proceeds of $8.9 million from the sale of Evergreen stock. The Company had expenditures related to its oil and gas properties, other assets and property and equipment of $2.6 million, $0.5 million, and $0.3 million respectively during the three month period ended June 30, 2001. During the same period of 2000, the Company had proceeds from the sale of Evergreen stock of $3.4 million and from the sale of real property and equipment of $0.2 million. It also had expenditures of $0.4 million, $0.2 million and $0.2 million related to its oil and gas properties, other assets and property and equipment respectively.

     The Company obtained $0.1 million and $0.4 million in equipment and property financing respectively, during the period ended June 30, 2001. The Company also repaid $0.2 million in debt associated with equipment and property financing and received $0.1 million for the issuance of stock through the exercise of employee stock options during the period ended June 30, 2001. During the same period of 2000 the Company obtained $0.4 million in equipment financing and repaid $0.2 in long term debt.

     During the period ended June 30, 2001 the Company utilized proceeds from the sale of Evergreen stock to retire $4.3 million in debt collateralized by the stock. The Company also issued $6.5 million in 8% Convertible Notes, due June 15, 2006. The Company will utilize the proceeds from the sale of the notes to finance drilling activities on its Labarge and Pipeline coal bed methane prospects in the Greater Green River basin of Wyoming.

     Management believes that supplementing the funds available from the sale of the 8% Convertible Notes with cash flow generated by the increase in oil field service sales and oil and gas production activities will provide sufficient liquidity to meet the Company's needs, including an estimated $6.3 million for the drilling of 40 to 50 wells on the Pipeline prospect and the completion of the five well pilot project on the Labarge acreage. The ability of the Company to finance future projects will be dependent on the continued success of the development of the Company's Pipeline project, the success of the pilot project on the Company's Labarge prospect, and the continued success of the Company's oil field service segment.

                           FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words "estimate", "project", "believe", "anticipate", "intend", "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Washakie Energy Services, Inc. ("Washakie") filed a complaint against the Company's subsidiary, Infinity Oil and Gas of Wyoming, Inc. ("IOG-WY"), in the Midland County (Texas) District Court in June 2001. Washakie is seeking $297,634 in payment for services provided, reimbursement for interest, court costs and $20,000 in attorney's fees. IOG-WY contracted with Washakie to drill five coal bed methane wells in the Green River Basin of Wyoming. Based on representations made by Washakie, prevailing drilling rate structures in the area, and the amount of time required to drill similar wells in the area, the Company expected to incur costs of approximately $10 a foot to drill the wells. Due to numerous mechanical problems with the rig, the time required to drill was much longer than expected and on a day rate basis approached $450,000 or three times the expected cost. If the Company is required to pay any additional amounts, substantially all the amounts will be capitalized to the well development cost and amortized over the life of the reserves.

Item 2.  Changes in Securities

     During the quarter ended June 30, 2001, the Company sold securities which were not registered under the Securities Act of 1933, as follows:

     On June 13, 2001, the Company sold $6,475,000 of 8% Convertible Subordinated Notes to 74 accredited investors in a private offering. The notes mature in five years and are convertible into Common Stock at a price of $10.00 per share. Inc connection with this offering the Company paid a commission of $388,500 to C.E. Unterberg Tobin for its services as placement agent. C.E. Unterberg Tobin also received a warrant to purchase 110,000 shares of the Company's Common Stock at $11.80 per share.

     In connection with these sales, the Company relied on Rule 506 of Regulation D under the Securities Act of 1933. Each of the investors were accredited investors who were given access to complete information concerning the Company. Each investor represented that he was acquiring the Notes for investment purposes only and not with a view toward resale. The appropriate legend was placed on the Notes to evidence that the securities are restricted. The Company also filed a Form D with the SEC in connection with this offering.

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

                                   INFINITY, INC.


Dated:  August 13, 2001            By:/s/ Stanton E. Ross
                                      Stanton E. Ross, President



                                   By:/s/ Jon D. Klugh
                                      Jon D. Klugh, Chief Financial Officer