Form 10KSB/A
period 2000-03-31
INFINITY INC
filed 2001-08-24
CIK 822746

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                FORM 10-KSB/A
                               AMENDMENT NO. 1


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

                                                       March 31, 2000
                                                       --------------

     Estimated Proved Oil Reserves (BLS)                   110,500
     Present Value of Future Net Revenues
     (before future income tax expense)                 $1,684,144

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

                                    /s/ Sartain Fischbein & Co.

May 31, 2000
Tulsa, Oklahoma

                         INFINITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2000

                                    ASSETS

CURRENT ASSETS
  Cash                                                    $   716,309
  Accounts Receivable, less allowance
    for doubtful accounts of $10,000                          587,909
  Inventories                                                 203,998
  Prepaid Expenses                                            366,281
                                                          -----------
       TOTAL CURRENT ASSETS                                 1,874,497

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation and impairment                   4,230,556
INVESTMENT SECURITIES                                      10,884,600
OIL AND GAS PROPERTIES, using full cost accounting
  net of accumulated depreciation, depletion,
  and amortization
    Subject to amortization                                   483,226
    Not subject to amortization                             1,475,422
INTANGIBLE ASSETS, at cost, less
  accumulated amortization                                    298,287
OTHER ASSETS                                                  132,722
                                                          -----------
       TOTAL ASSETS                                       $19,379,310
                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                       $ 2,174,066
  Accounts Payable                                            510,337
  Accrued Expenses                                            301,200
                                                          -----------
       TOTAL CURRENT LIABILITIES                            2,985,603

LONG-TERM LIABILITIES
  Long-term debt, less current portion                      6,411,381
                                                          -----------
       TOTAL LIABILITIES                                    9,396,984

STOCKHOLDERS' EQUITY
  Common stock, par value $.0001, authorized 300,000,000
   shares, issued and outstanding 2,950,561 shares                295
  Additional paid-in-capital                               10,470,105
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale,
     net of deferred income taxes of $1,157,139             2,246,211
  Accumulated deficit                                      (2,734,285)
                                                          -----------
       TOTAL STOCKHOLDERS' EQUITY                           9,982,326
                                                          -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $19,379,310
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

                                                 F-5








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

                                      F-6



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
                                              ===========








     The accompanying notes are an integral part of the consolidated financial statements.
                                      F-7


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
                                                       ===========
(5)  OIL AND GAS PROPERTIES

     PROPERTIES SUBJECT TO AMORTIZATION

     In February 2000, the Company acquired a 100% working interest of a property in eastern Kansas, through a joint venture with an operator in which a director of the Company is a partner and operations manager. The Company will have a 100% working interest and an 80% net revenue interest until payout. The property currently has 21 producing wells. Another 16 wells will be utilized for a polymer injection enhanced oil recovery project with one additional well being a water supply well. Upon completion and recovery of the Company's costs, a 50% working interest and a 40% net revenue interest in the property will revert to the operator. The Company has the option to lease additional acreage for $300,000 on which it could drill an additional 88 wells and rework 83 others as part of the polymer augmented water flood.

     PROPERTIES NOT SUBJECT TO AMORTIZATION

     The Company has acquired a working interest in a coal bed methane property in the Green River Basin of Wyoming. The property is subject to a 30% participation election by the original lessor. If the original lessor chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated net revenue interest will remain with the Company until the well has generated earnings to recover the well costs plus 300% non-consent penalty. In addition, the Company acquired an additional 100% working interest and an 80% net revenue interest in an additional 5,000 acres on the property. The Company has completed one gas well.

                        INFINITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED MARCH 31, 2000 AND 1999

(5)  OIL AND GAS PROPERTIES (CONTINUED)

     Oil and gas properties consist of the following:

                                        Subject to     Not Subject to
                                       Amortization     Amortization
                                       ------------    --------------

     Acquisition costs                 $   150,000       $1,144,518
     Development costs                     361,830               --
     Exploration costs                          --          330,904
                                       -----------       ----------
          Total cost                       511,830        1,475,422

     Less accumulated depreciation,
     amortization, depletion and
     impairment                            (28,604)              --
                                       -----------       ----------
                                       $   483,226       $1,475,422
                                       ===========       ==========

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

(10)  INCOME TAXES

     The provision for income taxes for the years ended March 31, 2000 and 1999 consists of the following:
                                                   2000          1999
                                                ----------    ---------
Current income tax expense, net of benefit
 from net operating losses of $0 and
 $1,600,000 in 2000 and 1999, respectively      $        -    $         -
Deferred income tax expense (benefit)             (456,012)       629,478
Change in deferred tax asset valuation
 allowance                                        (184,752)    (1,145,853)
                                                ----------    -----------
Total income tax (benefit)                      $ (640,764)   $  (516,375)
                                                ==========    ===========

The effective income tax rate varies from the statutory federal income tax rate as follows:
                                                   2000          1999
                                                ----------    ---------
Federal income tax rate                             34%           34 %
Change in valuation allowance                       12%          (62)%
                                                    ---          -----
Effective tax rate                                  46%          (28)%
                                                    ===          =====
                                    F-18


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

(16) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     Proved Oil and Gas Reserves (Unaudited)

     The following information was developed from reserve reports as of May 1, 2000 which were prepared by independent reserve engineers:

                                                         Crude Oil
                                                         (BARRELS)
                                                         ----------
Proved Reserves as of March 31, 1999                            --
Extensions, discoveries and other additions                110,500
                                                           -------
Proved Reserves as of March 31, 2000                       110,500
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

                                     Green River         Cherokee
                                     -----------         --------
Property acquisition costs:          $1,144,518          $150,000
Exploration costs                       330,904                --
Development costs                            --           254,164
                                     ----------          --------
Total costs                          $1,475,422          $404,164
                                     ==========          ========

     Aggregate Capitalized Costs

     Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of March 31, 2000:

          Unproved oil and gas properties             $ 1,475,422
          Proved oil and gas properties                   511,830
                                                      -----------
            Total                                       1,987,252
          Less-Accumulated depreciation, depletion,
               amortization and impairment                (28,604)
                                                      -----------
          Net capitalized costs                       $ 1,958,648
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

          Future cash inflows                         $ 4,008,366
          Future production and development costs      (1,587,542)
          Future Income Tax Expense                      (830,252)
                                                      -----------
          Future Net cash flows                         1,590,572
          10% annual discount for estimated timing
               on cash flows                             (492,915)
          Standardized measure of discounted future   -----------
               cash flows                             $ 1,097,657
                                                      ===========

                        INFINITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEAR ENDED MARCH 31, 2000 AND 1999

(16) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED) (CONTINUED)

     The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended March 31, 2000:

          Beginning of year                         $        -
          Extensions, discoveries and other
           additions                                 1,097,657
                                                    ----------
          End of the year                           $1,097,657
                                                    ==========

     Future cash inflows are computed by applying $28.13 per bbl of oil to the May 1, 2000 estimated quantities of the reserves. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil reserves at May 1, assuming continuation of existing economic conditions.

     Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the future pretax net cash flow relating to the Company's proved oil and gas reserves, less the tax basis of the properties involved. Tax depreciation is calculated on the capitalization of approximately 60% of the development costs of the Cherokee Basin property as tangible investment and uses MACRS depreciation for a 7 year life. The future income tax expenses do not give effect to tax credits, allowances, or the impact of general and administrative costs of ongoing operations relating to the Company's proved oil and gas reserves.

                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.


Dated: August 23, 2001             By:/s/ Stanton E. Ross
                                      Stanton E. Ross, President