Form 10KSB/A
period 2001-03-31
INFINITY INC
filed 2001-08-24
CIK 822746

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

     Infinity Oil and Gas of Kansas, Inc. ("IOG-KS"), a wholly owned subsidiary of the Company, incorporated in February 2000, acquired a working interest in the Cherokee Basin of Eastern Kansas through the signing of a joint venture with Verde Oil Company ("Verde") during the fiscal year ended March 31, 2000. IOG-KS acquired a 100% working interest until payout, 80% net revenue interest, in an 80-acre lease to be developed as an enhanced oil recovery project. IOG-KS, with Verde as the operator, has drilled 33 wells and currently has production flowing from sixteen of the wells. Sixteen of the wells will be utilized as injection wells for a polymer injection enhanced oil recovery project, with the remaining well being a water supply well for the injection facility. IOG-KS also has the option to drill 88 additional and recomplete 83 existing wells on offsetting acreage in conjunction with the project. A 50% working interest, 40% net revenue interest in the property, will revert to Verde when the costs of project development have been recovered. Reserve reports prepared by independent petroleum engineers show estimated proved reserves of 299,587 barrels of oil with a discounted pretax future net cash flow of $3,963,023 for the conventional water flood development that is in place. A director of the Company is a partner and Operations Manager for Verde.

     In September 2000 IOG-KS expanded its oil production operations with the acquisition of sixteen active oil producing leases which encompass approximately 2,000 acres located in the Owl Creek Field, Woodson County, Kansas. The Company owns a 100% working interest and 87.5% revenue interest in the property. The reserve reports prepared by independent petroleum engineers show proved reserves of 144,986 barrels of oil with a discounted pretax future net cash flow of $1,200,499.

     Infinity Oil and Gas of Wyoming, Inc. ("IOG-WY"), a wholly owned subsidiary of the Company was incorporated in January 2000 for the purpose of acquiring leasehold with the intent of exploring for and developing coal bed methane reserves. To date IOG-WY has acquired leases on three projects that include 66,500 acres. IOG-WY acquired a working interest in a coal bed methane property known as "Labarge" that contains 24,500 gross acres in the Green River Basin of Wyoming. The lease on approximately 19,500 acres of the property is subject to 30% participation election by the original lessor of the acreage. If the party chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated revenue interest is retained by IOG-WY until the individual well has generated earnings to recover the cost of the well plus the 300% non-consent penalty. The Company has acquired a 100% working interest, with no working interest provisions, and an approximate 80% net revenue interest on the remaining 5,000 acres of the property. IOG-WY has drilled one coal bed methane gas well and expects to drill four additional wells by the end of the second quarter of fiscal year 2002 on the Labarge acreage. An additional prospect know as "Pipeline" was acquired in July of 2000 with the acquisition of 15,000 acres of leasehold. This acreage is also in the Greater Green River Basin of Wyoming, but is separate from the Company's Labarge acreage. The Company acquired an initial 100% working interest and an 82.5% net revenue interest in the property. The original owner of the lease has the option to elect to participate as a 25% working interest owner with a 20.625% net revenue interest. Through Federal and State lease auctions the Company has expanded its acreage position in the project by 13,000 acres, bringing its total acreage in the project to 28,000 acres. The Company has permitted ten gas wells and two saltwater disposal wells on the Pipeline project and has drilled and completed five of the gas wells and one of the disposal wells. Production testing and dewatering continue on the five completed wells and the Company expects to have the wells connected to commercial pipeline facilities by June 30, 2001. Surface casing has been set on the additional five gas wells that have been permitted and these wells should be completed during the second quarter of fiscal year 2002. Both saltwater disposal wells are expected to be operational within that same time frame. Reserve reports for the Pipeline project prepared by independent petroleum engineers show total proved not producing reserves of 4,129,933 MCF net to the Company's interest, with discounted future net cash flow before income taxes of $6,897,242. In addition to the proved not producing reserves, the Company will receive credit for four offset locations classified as proved undeveloped reserves. These four locations are estimated to have reserves of 5,014,828 MCF net to the Company's interest, with discounted future net cash flow before income taxes of $7,501,402.

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

                                       March 31, 2000     March 31, 2001
                                       --------------     --------------
Estimated Proved Gas Reserves (MCF)              --           9,144,761
Estimated Proved Oil Reserves (BLS)         110,500             444,573
Present Value of Future Net Revenues
  (before future income tax expense)     $1,684,144         $19,562,166


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


                                 /s/ Sartain Fischbein & Co.



May 8, 2001, except for Note 16,
as to which the date is June 14, 2001
Tulsa, Oklahoma
















                                   F-2




                    INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                            MARCH 31, 2001

                                ASSETS

CURRENT ASSETS
    Cash                                                        155,358
    Accounts Receivable, less allowance for doubtful
     accounts of $10,000                                      1,488,490
    Inventories                                                 264,249
    Investment securities                                     3,781,000
    Prepaid Expenses                                            108,636
                                                            -----------
     TOTAL CURRENT ASSETS                                     5,797,733

PROPERTY AND EQUIPMENT, at cost, less
    accumulated depreciation and impairment                   6,107,385
INVESTMENT SECURITIES                                         4,727,740
OIL AND GAS PROPERTIES, using full cost accounting
    net of accumulated depreciation, depletion, and
     amortization:
      Subject to amortization                                 3,971,118
      Not subject to amortization                             4,156,045
INTANGIBLE ASSETS, at cost, less accumulated amortization       304,837
OTHER ASSETS                                                    949,066
                                                            -----------
     TOTAL ASSETS                                           $26,013,924
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                       $ 3,519,623
    Accounts Payable                                          1,878,572
    Accrued Expenses                                            293,745
                                                            -----------
     TOTAL CURRENT LIABILITIES                                5,691,940

LONG-TERM LIABILITIES
    Deferred income taxes                                     1,174,000
    Long-term debt, less current portion                      5,551,586
                                                            -----------
     TOTAL LIABILITIES                                       12,417,526
                                                            -----------
STOCKHOLDERS' EQUITY
    Common stock, par value $.0001, authorized 300,000,000
     shares, issued and outstanding 3,224,937 shares                322
    Additional paid-in-capital                               11,417,042
    Accumulated other comprehensive income:
       Unrealized gain on securities available for sale,
        net of deferred income taxes of $1,622,140            3,145,975
    Accumulated deficit                                        (966,941)
                                                            -----------
     TOTAL STOCKHOLDERS' EQUITY                              13,596,398
                                                            -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $26,013,924
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

PROPERTIES SUBJECT TO AMORTIZATION (CONTINUED)

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

These properties, and a portion of the leaseholds in Wyoming are not subject to amortization and are being, or will be developed, completed and put into production when gas is located in apparent reasonable quantities. The geological structures on the Wyoming properties are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves. As drilling of a specific well is finished, a determination is made to complete the well and begin production or treat the well as unsuccessful. Costs of successful wells are added to the full cost amortization calculation when the property is proven. Costs of unsuccessful wells are added to the full cost amortization calculation when that determination is made. Proceeds from the sale of investments and from the Company's subsequent sale of debt instruments will be used to continue to develop the properties (see notes 4 and 6).

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000

(5) OIL AND GAS PROPERTIES (CONTINUED)

PROPERTIES NOT SUBJECT TO AMORTIZATION (CONTINUED)

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

Oil and gas properties consist of the following:

                                       Subject to            Not Subject
                                      Amortization         to Amortization

    Acquisition costs                  $  645,040             $3,364,751
    Development costs                   1,151,126                   -
    Exploration costs                   2,268,416                791,294
                                       ----------             ----------
         Total Cost                     4,064,582             $4,156,045
                                                              ==========
    Less accumulated depreciation,
      amortization, depletion and
      impairment                          (93,464)
                                       ----------
                                       $3,971,118
                                       ==========

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

In June 2001, the Company sold $6,475,000 of convertible subordinated notes. The notes bear interest at 8% and are due in June 2006. The holders can convert the notes into Company common stock at $10.00 per share. In connection with the offering, the Company paid the placement agent a fee equal to 6% of the gross proceeds and granted 110,000 five year warrants to purchase the Company's common stock at $11.80 per share.

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000


(17) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Proved Oil and Gas Reserves (Unaudited)

The following information was developed from reserve reports as of April 1, 2001 and May 1, 2000 which were prepared by independent reserve engineers:

                                               Natural Gas      Crude Oil
                                                 (MCF)          (BARRELS)
                                               -----------      ---------
Proved Reserves as of March 31, 1999               --               --
Extensions, discoveries and other additions        --            110,500
                                                ---------        -------
Proved Reserves as of March 31, 2000               --            110,500
Extensions, discoveries and other additions     9,144,761        196,022
Purchase of minerals in place                      --            151,612
Production                                         --            (13,561)
                                                ---------        -------
Proved Reserves as of March 31, 2001            9,144,761        444,573
                                                =========        =======

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

                                                            Crude Oil and
                                           Natural Gas       Condensate
    Proved Developed Reserves                (MCF)            (Barrels)
    -------------------------              -----------      -------------
        March 31, 2000                         --              110,500
        March 31, 2001                      4,129,933          444,573

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

                                               2001          2000
                                            ----------     ----------
    Property acquisition costs:
      Proved                                $  495,040     $  150,000
      Unproved                               2,220,233      1,144,518
                                            ----------     ----------
       Total Property Acquisition Costs      2,715,273      1,294,518

    Exploration costs                        2,728,806        330,904
    Development costs                          789,296        254,164
                                            ----------     ----------
    Total costs                             $6,233,375     $1,879,586
                                            ==========     ==========

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of March 31, 2001 and 2000:

                                               2001           2000
                                            ----------     ----------
Proved oil and gas properties               $4,064,582     $  511,830
Unproved oil and gas properties              4,156,045      1,475,422
                                            ----------     ----------
     Total                                   8,220,627      1,987,252
Less-Accumulated depreciation, depletion,
 amortization and impairment                   (93,464)       (28,604)
                                            ----------     ----------
Net capitalized costs                       $8,127,163     $1,958,648
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

                                                2001              2000
                                           ------------      ------------
Future cash inflows                        $ 48,333,493      $ 4,008,366
Future production and development costs     (16,048,740)      (1,587,542)
Future Income Tax Expense                   (10,976,885)        (830,252)
                                           ------------      -----------
Future Net cash flows                        21,307,868        1,590,572
10% annual discount for estimated timing
 on cash flows                               (8,298,646)        (492,915)
                                           ------------      -----------
Standardized measure of discounted future
 cash flows                                $ 13,009,222      $ 1,097,657
                                           ============      ===========

Future cash inflows for the year ended March 31, 2001 are computed by applying a weighted average spot market gas price for the areas of production of $2.71 per MCF and a year-end weighted average oil price of $26.37 per barrel.
Future cash inflows for the year ended March 31, 2000 are computed by applying a May 1, 2000 price of $28.13 per bbl of oil to the May 1, 2000 estimated quantities of the reserves. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at March 31, 2001 and May 1, 2000 assuming continuation of existing economic conditions.

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

The following reconciles the change in the standardized measure of discounted future net cash flow during the years ended March 31, 2001 and 2000:

                                                        March 31,
                                                   2001           2000
                                               ------------   -----------

Beginning of year                              $ 1,097,657    $    --
Extensions, discoveries and other additions     10,064,485     1,097,657
Development costs incurred during the period       683,291         --
Sales of Oil produced, net of production costs     (55,139)        --
Purchase of minerals in place                    1,318,928         --
                                               -----------    ----------
End of the year                                $13,009,222    $1,097,657
                                               ===========    ==========

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