Form 10KSB/A
period 2001-03-31
INFINITY INC
filed 2001-11-02
CIK 822746

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2


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

Documents incorporated by reference: Proxy statement for the Annual Meeting of Shareholders held on July 19, 2001


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Infinity, Inc. ("Infinity") was organized as a Colorado corporation on April 2, 1987.

     The following table sets forth the subsidiaries of Infinity by type of activity. Each of these subsidiaries is 100% owned. Additional information about the activities of each subsidiary follows:

Exploration and           Oil Field             Corporate
Production                Service               Services         Inactive
Subsidiaries              Subsidiaries          Subsidiaries     Subsidiaries
---------------           ------------          ------------     ------------
Infinity Oil and Gas      Consolidated Oil      CIS-Oklahoma,    Infinity Research
of Wyoming, Inc.          Well Services, Inc.   Inc.             and Development,
                                                                 Inc.

Infinity Oil and Gas                            CIS Oil and      L.D.C. Food
of Kansas, Inc.                                 Gas, Inc.        Systems, Inc.

                                                                 Consolidated
                                                                 Pipeline Company,
                                                                 Inc.

     Consolidated Industrial Services, Inc. acquired assets necessary to provide oil field services in Eastern Kansas and Northeastern Oklahoma in January 1994. Consolidated Industrial Services, Inc. expanded its operations into Northeastern Wyoming with acquisition of Powder River Cementers, LLC during September 1999. On September 9, 2000 the articles of incorporation of Consolidated Industrial Services, Inc. were amended in order to change the name of the subsidiary to Consolidated Oil Well Services, Inc. ("Consolidated"). This entity provides fracturing, cementing, acidizing, and nitrogen services as well as trucking of fluids to its oil field customers.

     Infinity Oil and Gas of Kansas, Inc. ("Infinity-Kansas") owns a 100% working interest and an 80% revenue interest in 80 acres of oil leasehold in the Cherokee Basin of Eastern Kansas which has been developed as an enhanced oil recovery project. In September 2000, Infinity-Kansas expanded its oil production operations with the acquisition of 16 active oil producing leases which encompass approximately 2,000 acres located in the Owl Creek Field, Woodson County, Kansas. Infinity-Kansas owns a 100% working interest and 87.5% revenue interest in this property. Reserve reports prepared by independent petroleum engineers show proved reserves of 444,574 barrels of oil with a discounted pretax future net cash flow of $5,163,522 on the two properties as of March 31, 2001.

     Infinity Oil and Gas of Wyoming, Inc. ("Infinity-Wyoming") was incorporated in January 2000 for the purpose of acquiring leasehold with the intent of exploring for and developing coal bed methane reserves. To date Infinity-Wyoming has acquired leases on three projects that include 72,732 acres. Infinity-Wyoming acquired a working interest in a coal bed methane property known as "Labarge" that contains 24,500 gross acres in the Green River Basin of Wyoming. The lease on approximately 19,500 acres of the property is subject to a 30% participation election by the original lessor of the acreage. If the party chooses not to participate in the drilling and completion of a well, then the 100 working interest and the approximately 80% associated revenue interest is retained by Infinity-Wyoming until the individual well has generated earnings to recover the cost of the well plus the 300% non-consent penalty. Infinity-Wyoming has acquired a 100% working interest, with no working interest provisions, and an approximate 80% net revenue interest on the remaining 5,000 acres of the property. Infinity-Wyoming has drilled one coal bed methane gas well and expects to drill four additional wells by the end of the third quarter of fiscal year 2002 on the Labarge acreage. An additional prospect known as "Pipeline" was acquired in July 2000 with the acquisition of 15,000 acres of leasehold. This acreage is also in the Greater Green River Basin of Wyoming, but is separate from the Labarge acreage. Infinity-Wyoming acquired an initial 100% working interest and an 82.5% net revenue interest in the property. The original owner of the lease has the option to elect to participate as a 25% working interest owner with a 20.625% net revenue interest. Through Federal and State lease auctions Infinity-Wyoming has expanded its acreage position in the project by 13,000 acres, bringing its total acreage in the project to 28,000 acres. Infinity-Wyoming has permitted ten gas wells and two saltwater disposal wells on the Pipeline project and has drilled and completed five of the gas wells and one of the disposal wells. The five wells were connected to commercial pipeline facilities and began producing gas in August 2001.

     Surface casing has been set on the additional five gas wells that have been permitted and these wells should be completed during the third quarter of fiscal year 2002. Both salt- water disposal wells are expected to be operational within that same time frame.

     Reserve reports for the Pipeline project prepared by independent petroleum engineers and published as of March 31, 2001 show total proved not producing reserves of 4,129,933 MCF net to Infinity-Wyoming's interest, with a discounted future net cash flow before income taxes of $6,897,242. The wells that these reserves are associated with began producing gas on August 2, 2001. In addition to the proved not producing reserves as of March 31, 2001 Infinity-Wyoming will receive credit for four offset locations classified as proved undeveloped reserves. These four locations are estimated to have reserves of 5,014,828 MCF net to Infinity-Wyoming's interest, with discounted future net cash flow before income taxes of $7,501,402.

     Infinity-Wyoming acquired leases on 16,000 acres of coal bed methane property in the Piceance Basin in Northwestern Colorado in November 2000. Infinity-Wyoming acquired a 100% working interest in the property. Under the terms of the lease agreement Infinity-Wyoming must drill a total of five wells within the first five years of the lease. Subsequent to March 31, 2001, Infinity-Wyoming acquired an additional 2,591 acres of leasehold adjacent to its existing Piceance Basin Acreage. Infinity-Wyoming obtained a ten-year lease that requires an annual minimum royalty fee of $1.50 per acre for the first 5 years and $2.00 for the last five years of the lease. Infinity-Wyoming acquired a 100% working interest and a 84.5% net revenue interest in the acreage.

     CIS-Oklahoma, Inc. owns the real property and facilities that Infinity and Consolidated occupy in Chanute and Ottawa, Kansas, Bartlesville, Oklahoma and Gillette, Wyoming. These properties were purchased with the proceeds from and serve as collateral for a loan that was established with local sources for 84 months and bears interest at 8-1/2%.

     CIS Oil and Gas, Inc. previously held 450,000 shares of Evergreen Resources, Inc. common stock beginning in December 1998 when it sold its interest in a coal bed methane property in the Raton Basin of Southern Colorado. During the fiscal year ended March 31, 2001 CIS Oil and Gas, Inc. sold 325,000 shares of the Evergreen Resources, Inc. common stock and subsequent to March 31, 2001 sold the remaining 125,000 shares that it owned. This stock was used as collateral for loans that were paid back when the stock was sold.

     Infinity also has three inactive subsidiaries: Infinity Research and Development, Inc., L.D.C. Food Systems, Inc., and Consolidated Pipeline Company.

BUSINESS ACTIVITIES

     Infinity is primarily engaged in providing oil and gas well services through Consolidated and in the identification, acquisition, and development of oil and gas properties through Infinity-Kansas and Infinity-Wyoming. Consolidated also operates a wastewater treatment facility on a limited basis.

     Consolidated provides services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping and water hauling. Consolidated previously provided on-site remediation services for hazardous and non-hazardous waste, and operated a centralized water treatment facility and facilities to treat brine water produced by oil and gas wells. In 1996, these facilities were leased to and operated by an unrelated environmental services company. In August 1998, the environmental services company abandoned these facilities (See "Legal Proceedings") and the Company resumed operations. Consolidated immediately shut down the facility in Chanute, Kansas and has dismantled that facility. The Cheyenne, Wyoming facility operates on a limited basis.

     The Infinity-Kansas and Infinity-Wyoming subsidiaries are engaged in the acquisition and development of oil and gas properties. The activities of these companies focus on the acquisition of interests that allow the company to utilize its experience gained and assets owned as the largest oil and gas well service provider in Eastern Kansas and Northeastern Oklahoma. Infinity-Kansas's current interest focuses on the production of oil from an enhanced oil recovery project in the Cherokee Basin of Eastern Kansas. Infinity-Wyoming has acquired an interest in the Green River Basin of South West Wyoming for the purpose of producing coalbed methane gas. For a complete description of the properties and the activities related to these properties see "Item 2. Description of Property - Oil and Gas Interest in Leasehold Acreage".

COMPETITION

     Consolidated's oil field services business has limited competition in Eastern Kansas. In Northeastern Oklahoma, Consolidated competes with Halliburton, a major oil field service company, and several small local companies. Consolidated's bulk materials facilities, experienced work force, and well maintained fleet of service vehicles puts it at an advantage and Consolidated expects to see revenues continue to improve in these locations.

     Consolidated continues to see competition from three major service companies: Halliburton, BJ Services, and Dowell; and multiple smaller cementing companies in Northeastern Wyoming. Consolidated may be at a competitive disadvantage when compared to the major companies that are well established with substantial financial resources. These companies can redirect assets and manpower, much like Consolidated has done, to insure that resources to meet the growing demand are available. Some of the exploration and development companies in this area also have the resources available to develop their own service providers. Consolidated's ability to provide cementing services that meet the market demand in a timely manner while providing quality service to the wells will be crucial to Consolidated's ability to compete in this extremely active market.

     Infinity's growth strategy includes the acquisition of oil and gas properties. There can be no assurance, however, that Infinity or its subsidiaries will be able to successfully acquire identified targets, or have the financing available for the acquisitions. Many companies are now focusing on the same types of acquisitions that Infinity-Kansas and Infinity-Wyoming are trying to make and many of these companies have greater financial resources available for acquiring the properties.

MAJOR CUSTOMERS

     Consolidated provided oil field services to over 450 customers during the fiscal year ended March 31, 2001. Prima Oil and Gas and Eakin Exploration purchased $644,925 and $616,139 in services, respectively, or about 7.3% and 7.0%, respectively, of total revenue.

     Consolidated provided services to over 150 customers during the fiscal year ended March 31, 2000. Consolidated billed Pennaco Energy approximately $630,000 and Black Rain/Spartain approximately $620,000 for services accounting for approximately 12% each of the total revenues during the fiscal year ended March 31, 2000.

     Consolidated does not have any long-term contracts with any of the major customers set forth above.

EMPLOYEES

     Infinity and its subsidiaries currently have approximately 95 employees. Consolidated has 87 employees in its oil field services business, Infinity-Wyoming has five employees in its oil and gas exploration business, and Infinity has three employees in administrative positions. Additional employees will be hired as the development of business requires.

GOVERNMENT REGULATION

     Federal, state and local authorities extensively regulate the oil and gas industry. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. Noncompliance with statutes and regulations may lead to substantial penalties, and the overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability. State and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

     Infinity's operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. We estimate we will spend approximately $6,000 per well for containment facilities during drilling operations and approximately $700,000 to obtain permits for, drill and equip six water disposal wells to handle water produced from oil and gas wells during the current fiscal year. It will cost the Company approximately $35,000 per year to operate these disposal wells. In addition to the environmental costs that will be incurred by our oil and gas production operations, Consolidated will incur an estimated $25,000 in costs associated with operating within current environmental regulations this fiscal year. New laws or regulations, or changes to current requirements, could result in Infinity having to incur additional costs. State, federal and local environmental agencies have relatively little experience with the regulation of coalbed methane operations, which are technologically different from conventional oil and gas operations. This inexperience has created uncertainty regarding how these agencies will interpret air, water and waste requirements and other regulations to coalbed methane drilling, fracture stimulation methods, and production and water disposal operations. We will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between state and federal agencies. We could face significant liabilities to the government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation.

     Our well service operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. Our operations and facilities are subject to numerous environmental laws, rules and regulations of the United States and other countries, including laws concerning:

     * the containment and disposal of hazardous substances, oilfield waste and other waste materials;

     *  the use of underground storage tanks; and

     *  the use of underground injection wells.

     Laws protecting the environment are becoming stricter. Sanctions for failure to comply with these laws, rules and regulations, many of which may be applied retroactively, may include:

     *  administrative, civil and criminal penalties;

     *  revocation of permits; and

     *  corrective action orders.

     In the United States, environmental laws and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs and other damages as a result of our conduct that was lawful at the time it occurred or conduct of prior operators or other third parties. Cleanup costs, natural resource damages and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations, could be substantial. From time to time, claims have been made against us and our subsidiaries under environmental laws. Changes in environmental regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could reduce the demand for our well services.

     Large volumes of water produced from coalbed methane wells and discharged onto the surface in the Powder River Basin of Wyoming have drawn the attention of governmental agencies, gas producers, citizens and environmental groups which may result in new regulations for the disposal of produced water. Infinity intends to use injection wells to dispose of water into underground rock formations. If Infinity's wells produce water of lesser quality than allowed under state law for injection into underground rock formations, Infinity could incur costs of up to $5.00 per barrel of water to dispose of the produced water. At current production rates, this would cost Infinity an additional $51,000 a month in water disposal costs. If Infinity's wells produce water in excess of the limits of its permitted facilities, Infinity may have to drill additional disposal wells. Each additional disposal well could cost Infinity up to $130,000.

ITEM 2. DESCRIPTION OF PROPERTY

BUSINESS PROPERTIES

     Infinity's headquarters are located at 211 West 14th Street, Chanute, Kansas 66720, along with the headquarters and some of the operating facilities of Consolidated. This facility and other Consolidated facilities in Bartlesville, Oklahoma and Ottawa, Kansas were purchased in November of 1999 by the CIS-Oklahoma, Inc. subsidiary. CIS-Oklahoma also acquired facilities in Gillette, Wyoming for $140,000, which included office and shop facilities for Consolidated's operations. Funds for the acquisitions were obtained through a loan from a local bank, secured by the properties. The loan was for $350,000 for a period of seven years with interest at 8.5% per annum. Monthly payments on this loan are approximately $3,700.

     Consolidated is based on the business and operations acquired in January of 1994 and Powder River Cementers, LLC purchased in August of 1999. This subsidiary provides numerous services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping and water hauling. Consolidated provides these services out of service facilities it owns in Chanute and Ottawa, Kansas; Bartlesville, Oklahoma; and Gillette and Rock Springs, Wyoming utilizing a fleet of approximately 117 vehicles. These vehicles were specifically designed to provide service to oil and gas well operators working at depths ranging from 100 to 4,000 feet as is usually the case in Eastern Kansas, Northeastern Oklahoma, and the coal bed methane development of the Powder River and Green River Basins of Wyoming. Most of the service vehicles are part of the collateral for a revolving note and term loan with interest rates of 7.5% and 7.95%, respectively. The payment on the term loan is $46,361 per month with a final payment of approximately $889,000 due in February 2002. Consolidated is currently working to obtain a loan from a new lender to refinance this debt. Consolidated has also purchased vehicles using financing from manufacturers. These loans have terms of 12 to 72 months with interest rates ranging from 8.75% to 11%. As of October 31, 2001, Consolidated was making monthly payments of approximately $165,000 under these loans.

     Consolidated leases property near Cheyenne, Wyoming, which is the site of the brine water treatment facility. Rent on this land lease is $1,000 per year. The lease is for a term of twenty-five years beginning July 1994, but may be terminated by Consolidated at any time on written notice.

OIL AND GAS INTEREST IN LEASEHOLD ACREAGE

     In February of 2000 Infinity-Kansas acquired, through a joint venture with Verde Oil Company ("Verde"), a 100% working interest before payout in an 80-acre, Verde operated lease in the Cherokee Field in Southeast Kansas known as the Manson Lease. As a 100% working interest owner, Infinity-Kansas is responsible for all costs associated with the development of the property as a polymer augmented water flood project. This involves the injection of a water and polymer solution into injection wells to force oil out of the producing reservoir. The polymer increases the viscosity of the fluid which helps to force oil out of geological formations toward the producing wells. Total capital costs of this enhanced oil recovery project were approximately $1,100,000 for the drilling of 16 injection wells, 16 producing wells and 1 water supply well, installation of oil gathering facilities, and installation of the injection facilities on the property.

     The working interest acquired by Infinity-Kansas is subject to a 20% royalty on revenue generated and 50% working interest back-in provision held by Verde. The joint venture agreement will allow Infinity-Kansas to recover 100% of its development costs prior to Verde regaining a 50% working interest in the property. After payout, Infinity-Kansas will have a 50% working interest and a 40% net revenue interest. With the acquisition of the Manson Lease, Infinity-Kansas also received the option to drill an additional 88 wells and rework 83 wells on offsetting properties under the same working interest provisions as were utilized for the Manson Lease.

     In September 2000 Infinity-Kansas expanded its oil production operations with the acquisition of sixteen active oil producing leases which encompass approximately 2,000 acres located in the Owl Creek Field, Woodson County, Kansas. Infinity-Kansas acquired the property for $510,000 through a public auction and has invested an additional $17,400 to enhance the property's production capabilities. There are over 135 wells on the property including over 105 wells drilled for oil production, eighteen wells for water injection in order to provide reservoir enhancement, nine water supply wells and three salt-water disposal wells. Infinity-Kansas also acquired 80 acres of land on which oil tank batteries and a production field office are located. Total cost of the land acquisition was $100,000. Infinity-Kansas owns a 100% working interest in all of the acreage and a 100% revenue interest in the land purchased. The remaining acreage is subject to a 12.5% royalty, giving Infinity-Kansas an 87.5% net revenue interest.

     Infinity-Wyoming acquired a working interest in approximately 24,500 acres of Coal Bed Methane mineral leases in the Labarge area of the Green River Basin of South Central Wyoming in March 2000. Infinity-Wyoming acquired the leasehold for $1.1 million, or approximately $45.50 per acre and has spent an additional $234,420 in fees associated with perfecting the leases and lease rental and bonus payments for a total leasehold investment of $1,263,741, or approximately $51.58 per acre. The lease on approximately 19,500 acres of the property is subject to 30% participation election by the original lessor of the acreage. If the party chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated revenue interest is retained by Infinity-Wyoming until the individual well has generated earnings to recover the cost of the well plus the 300% non-consent penalty. Infinity-Wyoming acquired a 100% working interest, with no working interest provisions, and an approximate 80% net
revenue interest on the remaining 5,000 acres of the property.   Infinity-
Wyoming has incurred $723,348 in cost to drill one production well and reenter an existing well bore for evaluation as a water disposal well. In addition to the direct cost incurred, Infinity-Wyoming has capitalized $310,974 in interest to the property as of March 31, 2001. Drilling permits have been granted on three additional wells and Infinity-Wyoming expects the permitting for a fourth well to be completed by June 30 in order for drilling activities to commence in the third quarter of fiscal 2002.

     The Pipeline prospect was acquired in July of 2000 with the acquisition of approximately 15,000 acres of leasehold for $298,800, or about $20 per acre. This acreage is also in the Greater Green River Basin of Wyoming, but is separate from Infinity-Wyoming's Labarge acreage. Infinity-Wyoming acquired an initial 100% working interest and an 82.5% net revenue interest in the property. The original owner of the lease has the option to elect to participate as a 25% working interest owner with a 20.625% net revenue interest. Through Federal and State lease auctions Infinity-Wyoming has expanded its acreage position in the project by 14,400 acres, bringing its total acreage in the project to 29,400 acres. Infinity-Wyoming borrowed approximately $405,000 to purchase 5,000 acres on six of the oil and gas leases subsequent to March 31, 2001. The lenders will have the election to participate as a working interest owner on the leases acquired or receive principal and interest accrued at 8% per year. The election to participate must be made by March 17, 2002. Including legal fees, permitting, lease bonus payments and acquisition fees Infinity-Wyoming has invested $1,267,609, or $43.12 per acre in the project. Infinity-Wyoming has permitted ten gas wells and two saltwater disposal wells on the Pipeline project and has drilled and completed five of the gas wells and one of the disposal wells. Infinity-Wyoming has incurred costs of $2,255,198 as of March 31, 2001 to develop the
property.   Production testing and dewatering continue on the five completed wells and Infinity-Wyoming expects to have the wells connected to commercial pipeline facilities by June 30, 2001. Surface casing has been set on the additional five gas wells that have been permitted and these wells should be completed during the second quarter of fiscal year 2002. The two saltwater disposal wells are expected to be operational within that same time frame. In addition to the direct cost incurred on the property, Infinity-Wyoming has capitalized interest and financing costs of $71,931 to the property.

     Infinity-Wyoming acquired leases on 16,237 acres of coal bed methane property in the Antelope field of the Piceance Basin in Northwestern Colorado in November 2000 for the equivalent of approximately $36.00 per acre in cash and stock and has capitalized $15,858 in interest to the property. Infinity-Wyoming acquired a 100% working interest and a 81.5% net revenue interest in the property. Under the terms of the lease agreement Infinity-Wyoming must drill a total of five wells within the first five years of the lease.

     The following table set forth the oil and gas lease acreage and the number of wells producing and drilled as of March 31, 2000 and 2001. There was no acreage owned or wells producing or drilled as of March 31, 1999.

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

OIL AND GAS RESERVES

     The table below sets forth the quantities of proved reserves as determined by independent petroleum engineers Fairchild and Wells, Inc. All of these proved reserves were located in the continental U.S., and the present value of estimated future net revenues from these reserves is on a non-escalated basis discounted at 10 percent per year as of period indicated. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to March 31, 2001.
                                                            Restated
                                                          --------------
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

     Reference should be made to Note 17 (Supplemental Oil and Gas Information
- Unaudited) to the consolidated financial statements for additional information pertaining to the proved oil and gas reserves. During the fiscal year ended March 31, 2001, no reports that include estimates of total proved net oil or gas reserves were filed with any federal agency.

PRODUCTION, PRICE AND COST DATA

     During the fiscal year ended March 31, 2001, Infinity-Kansas received an average selling price of $27.72 per barrel for the 13,561 barrels of oil sold from the Owl Creek and Cherokee fields of Eastern Kansas. Infinity-Kansas incurred $16.28 per barrel, or $220,839, in operating expenses and taxes to produce the oil. As the effect of the tertiary recovery project continues to increase production from the Cherokee field, Infinity-Kansas expects operating expense per barrel to decrease to the $12.00 range.

     Infinity-Wyoming began acquisition and development activities relating to the Green River Basin and Cherokee Basin in the fiscal year ended March 31, 2000. Prior to year end, insufficient operating activities and production had occurred for Infinity-Wyoming to determine average production costs and average selling prices for the year from the Cherokee Basin Property.

     During the year ended March 31, 1999, prior to the sale of gas properties by the CIS Oil and Gas, Inc. subsidiary in the Raton Basin, CIS Oil and Gas, Inc. received an average selling price of $1.12 per Mcf of gas sold. Production costs were $1.63 per Mcf, or $174,160 during this production period.

DELIVERY COMMITMENTS

     Infinity and its subsidiaries presently have no agreements or commitments to provide quantities of oil or gas in the future. Infinity, Inc. and its subsidiaries have not reported information on oil or gas reserves to any federal agency or authority.

ITEM 3. LEGAL PROCEEDINGS

Great Plains Environmental, Inc. Lawsuit

     On November 4, 1998, Consolidated filed a lawsuit in the District Court of Neosho County, Kansas against Great Plains Environmental, Inc. ("GPE") and its principals in connection with the termination of GPE's lease of Consolidated's wastewater treatment facilities in Cheyenne, Wyoming and Chanute, Kansas. Consolidated was seeking damages in excess of $500,000 for unpaid rent, costs related to Consolidated regaining control of the facilities, missing equipment and tools, and attorneys' fees. Consolidated was also seeking damages from certain principals of GPE under personal guarantees from such persons, and for other reasons.

     In January 1999, GPE and the other defendants filed an answer generally denying the claims of Consolidated, and filed a counter-claim alleging that Consolidated had locked GPE out of the facilities and misrepresented the condition of the equipment at these facilities. GPE was seeking damages in excess of $500,000 from Consolidated.

     The court ordered that all claims and defenses in this case be handled through arbitration. Prior to the arbitration trial, Consolidated was notified that GPE had filed bankruptcy in the State of Colorado. The case was presented to arbitration in March of 2000. The claims against Consolidated were dismissed by the arbitrator when the defendants failed to appear at the arbitration trial and present evidence. The arbitrator ruled in favor of Consolidated on its claims and in April of 2000 awarded Consolidated claims and damages of $890,000. Subsequent to the arbitration ruling the principals of GPE also filed for Bankruptcy protection in the State of Colorado. Consolidated does not believe it will collect any claims or damages related to this lawsuit.

Blue Green Corporation of the Rockies Lawsuit

     In March 1999, Bluegreen Corporation of the Rockies ("Bluegreen") filed a complaint against Infinity's CIS Oil and Gas, Inc. subsidiary and H. Huffman and Company ("Huffman") in the U. S. District Court for the District of Colorado. The subsidiary was served on June 29, 1999. The gas development property that was sold effective December 31, 1998 was subleased from Huffman who had leased the property from Bluegreen. Bluegreen alleges breaches by Huffman and CIS Oil and Gas, Inc. under this lease and claims damages and other relief. CIS Oil and Gas, Inc. answered the complaint and filed counterclaims against Bluegreen for damages related to breaches of the same lease. CIS Oil and Gas, Inc. also filed a third party complaint for indemnification against Evergreen Resources, Inc. based upon their assumptions of rights and responsibilities under this lease pursuant to the sale agreement effective December 31, 1998. The case was dismissed without prejudice by consent of all parties in October 1999. In order to eliminate the statute of limitations associated with these claims, the parties have put in place a tolling agreement and any party may re-file their claims at any time.

Weatherford Enterra Compression Co. Lawsuit

     Weatherford Enterra Compression Co. ("Weatherford") filed a complaint against Infinity's CIS Oil and Gas, Inc. subsidiary in the Nueces County (Texas) County Court. The subsidiary was served with a copy of the Texas lawsuit in January 1999. According to documents received from the Company's legal counsel, Weatherford is seeking damages of between $100,000 and $135,000 in rental payments and reimbursement for interest, court costs and attorney fees. CIS Oil and Gas, Inc. contracted with Weatherford to rent a natural gas compressor as part of its natural gas gathering system in the Raton Basin of Colorado. The compressor broke down frequently and a dispute arose as to the amounts due Weatherford under the lease. Potential damages are not covered by insurance. But, in a Purchase and Sale Agreement between CIS Oil and Gas, Inc. and Evergreen executed in January 1999, Evergreen assumed all responsibility for resolving all claims made by Weatherford. CIS Oil and Gas, Inc. believes it has no liability in relation to the claims and that the claims will not
have an impact on the liquidity of Infinity.   In June 2000 Evergreen agreed
to settle Weatherford's claims against CIS Oil and Gas, Inc. but no formal settlement agreement has been executed as of the date of this report.

     There are no other pending material legal proceedings to which Infinity or its subsidiaries are parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Infinity's shareholders during the fourth quarter of the fiscal year covered in this Report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Principal Market or Markets. Infinity's Common Stock began trading on the Nasdaq Small-Cap Market on June 29, 1994, under the symbol "IFNY." The following table sets forth the high and low closing sale prices for Infinity's securities as reported by the Nasdaq Stock Market.

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

     Approximate Number of Holders of Common Stock. The number of record holders of Infinity's $0.0001 par value common stock at June 1, 2001, was 228 and Infinity believes it has over 1,500 beneficial owners of such stock.

     Dividends. Holders of common stock are entitled to receive such dividends as may be declared by Infinity's Board of Directors. No dividends have been paid with respect to Infinity's common stock and no dividends are anticipated in the foreseeable future. Pursuant to the terms of the Loan Agreement with CIT Group/Credit Finance, Inc., Consolidated is prohibited from paying any dividends to Infinity during the term of that agreement, which ends in February 2002. (See "Item 6. Liquidity and Capital Resources.")

     Sales of Unregistered Securities. During the quarter ended March 31, 2001, Infinity did not issue any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Infinity and its operating subsidiaries Infinity-Wyoming, Infinity-Kansas and Consolidated are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage, and providing oil and gas well services. The Company's acquisition strategy focuses on acreage or strategic alliances that allow the Company to utilize its service equipment and the experience gained as the Company became the largest oilfield service company in Eastern Kansas and Northeast Oklahoma while developing the acreage. Infinity's primary focus is on the development of its coal bed methane properties located on 54,000 gross acres in the Green River Basin of Wyoming and 18,500 gross acres in the Piceance Basin of Colorado, the development of an enhanced oil recovery project located on 80 acres in the Cherokee Basin of Eastern Kansas and on providing oil and gas well service in Eastern Kansas, Northeast Oklahoma, and in the Powder River Basin of Wyoming. The Company's involvement in the wastewater disposal industry through its wastewater division has been scaled back significantly with only limited operations occurring at the Cheyenne, Wyoming facility.

RESULTS OF OPERATIONS

     Infinity's operations have been focused on providing oil field services to customers in Eastern Kansas, Northeast Oklahoma, and Northeast Wyoming while it evaluated and acquired leasehold acreage that it could explore for oil and gas reserves. Beginning in fiscal year ended March 31, 2000, Infinity-Kansas and Infinity-Wyoming began oil and gas exploration, development and production activities in Kansas and Wyoming and expect to expand these activities during the next fiscal year with the drilling of 40 to 50 coalbed methane gas wells in Wyoming.

Oil Field Operations

     During the fiscal year ended March 31, 2001 Consolidated, the oil field services segment of the Company, generated $8,476,385 in revenue and $4,665,781 in cost of sales compared to revenues of $5,122,404 and cost of sales of $3,026,821 generated in the fiscal year ended March 31, 2000. The increase in revenues in the year ended March 31, 2001 was due to increased activity in all of Consolidated's service areas and in all of the types of service work performed.

     Revenues from well stimulation services performed from facilities in Bartlesville, Oklahoma and Chanute, Kansas and sales of the materials related to these services increased to $3,189,007, or 39%, from $2,289,603 in revenue for the fiscal year ended March 31, 2000. The number of service calls that Consolidated made in the fiscal year ended March 31, 2001 increased by approximately 6% when compared to the fiscal year ended March 31, 2000 while the revenue per service call increased 34%. The costs of materials associated with well stimulation services increased to $590,217, or 27%, from $463,376. This $126,841 increase in materials costs was mainly due to an $116,362 increase in the cost of sand, a $67,652 increase in the cost of acid and fracturing chemicals and a $76,970 decrease in the cost of nitrogen used in the fracturing services.

     Consolidated's other main service activity is providing cementing services for the cementing of production casing when wells are drilled or the plugging of abandoned wells. These services are provided from all of the Company's service locations and generated revenue of $4,509,080 during the fiscal year ended March 31, 2001 compared to revenue of $2,339,991 generated from cementing services during the previous fiscal year. The average revenue per well cemented rose 56% to $2,058 per well in fiscal year 2001 compared to $1,318 per well in the prior fiscal year. The increase of $2,169,089, or 93%, in sales of cementing services was the result of several factors including Consolidated providing cementing services on 432 more wells during the fiscal year ended March 31, 2001 compared to the previous fiscal year. Approximately 380 of the additional wells cemented were serviced from Consolidated's Gillette, Wyoming facility where it had its first full year of operations, compared to 7 months of operations in the fiscal year ended March 31, 2000. The increase in cementing activity in the Powder River Basin of Wyoming from Consolidated's Gillette, Wyoming facility, resulted in revenues of $2,079,034 during the fiscal year ended March 31, 2001 compared to revenue of $900,121 in the same period of 2000. The Bartlesville service facility in Northeast Oklahoma also saw a significant increase to 843 wells cemented, which generated $1,393,451 of revenue in the fiscal year ended March 31, 2001 compared to cementing 489 wells which generated $539,879 in revenue in the fiscal year ended March 31, 2000. Revenue generated from cementing services provided from Consolidated's Chanute, Kansas facility fell from $589,784 in fiscal year 2000 to $447,725 in fiscal year 2001 as a result of a reduction to 279 wells cemented in fiscal year 2001 from 626 wells cemented from the facility in fiscal year 2000. Revenues from the Ottawa, Kansas service camp increased to $425,405 for cementing services in fiscal year 2001 compared to revenues of $310,207 for the fiscal year ended March 31, 2000. This 37% increase in revenue was achieved on only a 5% increase in the number of wells cemented from the facility. Consolidated has also established a facility in Rock Springs, Wyoming in order to serve its future needs for oil field services and to expand its service area. Consolidated recognized cementing sales of $163,465 in the fiscal year ended March 31, 2001 from this facility.

     The cost of materials used in performing cementing services increased to $1,111,382 in the fiscal year ended March 31, 2001 compared to cost of materials of $596,376 incurred in the fiscal year ended March 31, 2000. This increase in cost was the result of the increased use of materials due to the larger number of jobs performed, the increased cost of the cement and additives as supplies tightened due to increased construction activity drawing from the suppliers, and an increase of 10% to 15% for delivery of the materials to Consolidated's bulk facilities due to fuel surcharges put in place by the transporters.

     Consolidated's revenue from other services provided by the oil field service segment increased to $778,298 in the fiscal year ended March 31, 2001 from $492,810 incurred in the fiscal year ended March 31, 2000. Many of the additional services that Consolidated provides its customers are directly related to well stimulation activities and well cementing activities. These services include water transportation to the well stimulation or well cementing job sites using Consolidated's fleet of tractor/trailers and vacuum trucks as well as spill containment and cleanup for pipeline, refining, and industrial customers using Consolidated's Hazardous Materials certified 80 barrel vacuum trucks.

     During the fiscal year ended March 31, 2001, Consolidated's direct costs of providing oil field services, excluding materials, increased to $2,964,182 compared to $1,967,069 in expenses incurred in the previous fiscal period. A $459,716 increase in drivers' salaries to $1,423,879 in the most recent fiscal year from $964,163 paid in the prior fiscal year was the result of increased staffing levels and increased overtime costs due to the additional service work performed by Consolidated. Consolidated also incurred a large increase in maintenance costs on its fleet due to the significant increase is service work performed during the fiscal year ended March 31, 2001. Vehicle maintenance costs increased from $576,631in the fiscal year ended March 31, 2000 to $903,370 in the fiscal year ended March 31, 2000. Fuel costs to operate Consolidated's fleet of service vehicles also incurred an approximate 74% increase from $222,255 in the fiscal year ended March 31, 2000 to $385,960 in the fiscal year ended March 31, 2001.

     Gross profit for the oil field service segment of increased 82% to $3,810,604 in the fiscal year ended March 31, 2001 from $2,095,583 of gross profit for the fiscal year ended March 31, 2000.

     Operating expenses incurred by the oilfield services segment increased to $2,336,748 in the fiscal period ended March 31, 2001 from $1,936,381 of expense in the fiscal year ended March 31, 2000. Employee costs associated with the addition of staffing to service the demand for oil field services increased by approximately $231,000 while depreciation expense increased by approximately $112,000 due to the higher depreciable base of Consolidated's assets due to the acquisitions of several new service vehicles. General office expenses such as utilities, postage, safety programs and computer support also increased by approximately $75,000 during the fiscal year ended March 31, 2001.

     Other income and expenses for the oilfield service segment decreased from a net expense of $246,676 for the fiscal year ended March 31, 2000 to a net expense of $133,138 for fiscal year ended March 31, 2001. The decrease in net expense was mainly due to the gain recognized on the sale of rolling stock from Consolidated's fleet. Because of a decrease in demand for its nitrogen pumping services and a decrease in cost associated with contracting for those services when they are needed, Consolidated disposed of its nitrogen pump truck, nitrogen transport and nitrogen bulk storage facility for a net gain of approximately $148,000. Consolidated incurred losses on the sale of other oil field service assets of approximately $12,000 during the fiscal year ended March 31, 2001 compared to a loss of approximately $4,500 during the fiscal year ended March 31, 2000.

     Net income for the oil field service segment increased to $1,340,718 for the fiscal year ended March 31, 2001 compared to a net loss of $87,474 for the prior year.

Oil and Gas Production

     During the year ended March 31, 2001 the oil and gas production segment recorded revenue of $375,978 from the sale of oil from the Cherokee Basin and Owl Creek Field and incurred $220,839 of lease operating expense to produce the oil from these properties. Infinity-Kansas also recognized depreciation and depletion expense of $64,860 associated with the investment in the oil producing properties. When it began setting up administrative functions associated with the development of its coal bed methane properties in Wyoming, Infinity-Wyoming incurred additional expense of $50,484 for salaries and general office expenses, including $4,018 in depreciation expense, associated with the Denver, Colorado office of Infinity-Wyoming. The net income from the oil and gas producing activities increased to $39,795 for the fiscal year ended March 31, 2001 compared to a net loss from oil and gas producing activities of $93,374 for the fiscal year ended March 31, 2000. Revenue from oil production activities were $7,556 and lease operating expenses of $6,966 for the fiscal year ending March 31, 2000. Depreciation expense of $16,357 was also recognized in the fiscal year ended March 31, 2000. As was discussed in Section 3., Legal Proceedings, Infinity continues to be named as a plaintiff in several cases related to the gas property that was owned in the Raton Basin. Infinity has incurred $3,459 in legal fees during the period ended March 31, 2001 and incurred legal expenses of $77,607 during the period ended March 31, 2000. The legal expenses incurred were associated with issues that occurred prior to the sale of the gas properties in the Raton Basin in January 1999.

Environmental Services

     The environmental services segment generated revenue of $7,906 and incurred $92,275 in costs of goods sold during the fiscal year ended March 31, 2001 compared to $42,838 in revenue and $79,271 in cost of goods sold in the year ended March 31, 2000. Operating expenses of $108,381 were incurred in the year ended March 31, 2001 and $142,197 in the year ended March 31, 2000 including $41,016 and $63,767 of depreciation expense for each year, respectively. This segment only provides limited waste-water disposal services to third parties consisting of industrial and oil field customers in the Cheyenne, Wyoming vicinity.

Corporate Activities

     Expenses incurred in corporate activities were $821,829 in the period ended March 31, 2001 compared to corporate expenses of $917,249 incurred in the period ended March 31, 2000. Corporate activities include the salaries of three administrative employees (including Infinity's President and Chief Financial Officer), travel expenses, professional fees relating to Exchange Act reports, and shareholder relations costs. Expenses related to stockholder matters increased $92,122, and corporate salaries and benefits increased $66,939 while consulting fees decreased $32,786, legal and accounting fees decreased $66,680 and travel and entertainment expense decreased $140,948 during the period ended March 31, 2001 compared to the period ended March 31, 2000.

     During the period ended March 31, 2001, Infinity recognized a gain of $2,780,044 on the sale of 225,000 shares of the Evergreen Resources securities that it held. The average net sales price on 125,000 shares of securities was $27.19 per share and the average net sales price for 100,000 shares of the stock was $31.24 per share.

Net Income

     Infinity experienced net income before taxes of $2,477,344 for the fiscal year ended March 31, 2001 compared to a net loss before taxes of $($1,393,362). Deferred income tax expense of $710,000 was recognized in the period ended March 31, 2001 compared to a deferred income tax benefit as a result of net operating loss carry-forward of $640,764 recognized in the period ended March 31, 2000. Net income after taxes for the period ended March 31, 2001 was $1,767,344 compared to a net loss after taxes of ($752,598).

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, Infinity had a working capital surplus of $105,793 compared to a working capital deficit of $1,111,106 at March 31, 2000. The increase in working capital when compared to the prior year is mainly due to the increase in the current assets that matches the securities held for resale with the current portion of long-term debt that is secured by the securities.

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

     Direct net cash provided by the operation of the oilfield services segment and the oil and gas production segments was $2,298,414 and $108,133 respectively for the year ended March 31, 2001. Net cash used in the operation of the environmental services segment, and for corporate activities was $151,734, and $767,390 respectively during this same period.

     Cash used in investing activities during the year ended March 31, 2001 was $715,454 compared to $3,690,751 used in the year ended March 31, 1999. The decrease in cash used in investing activities during the year ended March 31,

2001 was the result of Infinity being able to liquidate a portion of its investments in marketable securities in order to purchase oil and gas properties and begin development of those properties with the proceeds from the sales.

     Infinity-Wyoming acquired the Labarge property, 24,500 acres of leasehold in the Green River Basin of Wyoming, and drilled one test well for a total cost of $1,445,423 in the fiscal year ended March 31, 2000. Infinity-Wyoming has incurred $852,640 in capital expenditures associated with the development of the property and the addition of adjacent leasehold during the fiscal year ended March 31, 2001. Infinity-Wyoming expects to drill an additional 4 wells on the acreage, equip the 5 wells for production, and install gathering and water disposal facilities associated with operating the properties during the third quarter of fiscal year 2002 at an estimated additional cost of $2,000,000.

     Infinity-Wyoming also increased its investment in oil and gas properties with the purchase of the Pipeline Prospect, also located in the Greater Green River Basin of Wyoming. The Pipeline prospect was acquired in July of 2000 with the acquisition of approximately 15,000 acres of leasehold for $298,800, or about $20.00 per acre. Through Federal and State lease auctions, Infinity-Wyoming has expanded its acreage position in the project by 14,400 acres, bringing its total acreage in the project to 29,400 acres. Including legal fees, permitting, lease bonus payments and acquisition fees Infinity-Wyoming has invested $1,267,609, or $43.12 per acre in the project. Infinity-Wyoming has obtained permits for ten gas wells and two saltwater disposal wells on the Pipeline project and drilled and completed five of the gas wells and one of the disposal wells. Infinity-Wyoming has incurred costs of $2,255,198 as of March 31, 2001 to develop the property. In addition to the direct cost incurred on the property, Infinity-Wyoming has capitalized interest and financing costs of $71,931 to the property. Infinity-Wyoming expects to drill forty additional wells on the property before the end of the current fiscal year at an estimated total cost of $5,000,000.

     Through the purchase of the Antelope prospect, Infinity-Wyoming acquired an additional 16,237 gross acres of coal-bed methane properties in the Piceance Basin of Colorado. Infinity-Wyoming utilized a combination of a $366,621 cash payment and the issuance of Infinity stock valued at $225,673 to acquire the property. Infinity-Wyoming is committed to drill five wells on the property during the remaining five years of the lease.

     Infinity-Kansas continued the development of the Manson Lease in the Cherokee Basin of Eastern Kansas through a joint venture agreement with Verde. The original capital costs incurred with this acquisition were $150,000 associated with the lease acreage and $254,163 in development costs. During the fiscal year ended March 31, 2001 the joint venture operator completed drilling the 16 production wells, 16 injection wells, a water supply well and the installation of the associated production, gathering, and injection facilities. Infinity-Kansas incurred total costs of approximately $1.1 MM on this project. In addition to the development of the Manson Lease, the Company acquired developed oil producing leases in the Owl Creek Field of Eastern Kansas for $527,400.

     Consolidated also acquired $1,158,223 in other oil field service equipment during the year ended March 31, 2001. Consolidated borrowed $542,929 through various credit arrangements and utilized approximately $500,000 received from the refinancing completed with The CIT Group. Infinity also invested approximately $1,703,756 in other assets, including $1,650,000 in aviation assets that were fully funded by the seller.

     During the fiscal year ended March 31, 2001, Infinity received proceeds of $704,291 from the issuance of 233,576 shares of Infinity's common stock. Infinity-Wyoming also purchased a leasehold in the Antelope prospect through the issuance of 40,800 shares of Infinity stock at a value of $225,673.

     On February 6, 1998, Consolidated obtained a credit facility for a total of $4,000,000. This facility provided $2,7000,000 of immediate equipment financing requiring payments of $45,000 per month until maturity at February 6, 2001. In addition, the facility provides $1,000,000 availability for additional equipment purchases and a revolving credit line based on 80% of current accounts receivable. Consolidated took an advance of $100,000 on this availability during the year ended March 31, 2000. The proceeds from this advance were used to finance a portion of the Powder River Cementers, LLC acquisition. Interest on this facility is payable monthly at a rate of prime plus 2%. This facility is secured by substantially all oilfield service equipment and other assets of the oil field service subsidiary. Further security is provided by the personal guaranty of Infinity's President secured by the pledge of a portion of the President's stock in Infinity. Effective January 22, 2001 the $4,000,000 credit facility due to mature on February 6,2001 was extended for a period of one year and amended to reflect an interest rate of prime rate plus 1.75% on the term loan and prime rate plus 1.5% on the revolving credit balance. The new loan balance of $1,669,000 which included $500,000 in proceeds requires payments of $46,361.11 per month until February 2002. The lender is discontinuing the business of servicing facilities that are written for less than $10,000,000 and is assisting Consolidated in obtaining a new credit facility through a different lender. Consolidated is currently discussing refinancing this facility with several lenders. The additional proceeds of $500,000 received from the refinancing were immediately used for the purchase of other oil field service assets.

     In April 1999, Infinity entered into a financing agreement collateralized by 125,000 shares of the Evergreen stock held by it with a fair value of $2,500,000 at that time. Under the agreement, Infinity borrowed $2,035,950 with borrowings due April 2000. Infinity was obligated to pay back an amount equal to $2,181,250 so long as the Evergreen stock was trading between $17.25 and $22.59 per share. This equated to an approximate 7% effective interest rate and Infinity recorded $141,980 in interest expense related to these borrowings during the year ended March 31, 2000. Subsequent to March 31, 2000, on the closing date of the financing agreement, Infinity entered into a new financing agreement secured by the same 125,000 shares of Evergreen stock to fund the payment of the original note. Due to the $24.50 price of the Evergreen stock on the April 13 settlement date Infinity was obligated to pay back $2,420,547 which was funded by the proceeds of the new financing agreement and with $70,393 of cash on hand. The additional cost associated with the settlement of the original financing was $238,750. Infinity had accrued $132,270 in additional expense associated with this issue in the year ended March 31, 2000. The $106,480 in additional settlement costs will be recognized as interest expense in the future period. Under the terms of the new financing agreement with an effective date of April 18, 2000, Infinity received $2,350,154 that was used to settle the original financing agreement. Infinity was obligated to pay back $2,742,500 on the termination date of April 15, 2002 as long as the price of the Evergreen stock were between a floor price of $21.94 and a ceiling price of $32.91 per share. If the price of the stock is less than the floor price of $21.94 on the termination date then

Infinity would only be obligated to pay back an amount equal to the price of the stock multiplied by the number of shares. Subsequent to March 31, 2001, Infinity sold the 125,000 shares for approximately $5,175,000, terminated the financing agreement and paid all obligations associated with the financing agreement. The termination of the financing agreement and sale of the Evergreen stock generated net proceeds of $992,168.

     Effective November 12, 1999, Infinity entered into a financing agreement collateralized by 100,000 shares of the Evergreen stock held by it with a fair value of $1,950,000 at that time. Under the agreement, Infinity borrowed $1,652,596 with borrowings due November 7, 2001. Infinity was obligated to pay back an amount equal to $1,904,000 so long as the Evergreen stock is trading between $19.04 and $27.51 per share. This equates to an approximate 7.1% effective interest rate and the Company recorded $113,368 in interest expense related to these borrowings during the year ended March 31, 2001. During March 2001, Infinity sold the 100,000 shares for approximately $3,120,000, terminated the financing agreement and paid all obligations associated with the agreement. The termination of the contract and the sale of the Evergreen stock generated net proceeds of $557,114.

     During the fiscal year ended March 31, 2001, the Company sold 125,000 shares of Evergreen Stock for $3,400,000, resulting in a gain on the sale of securities of approximately $1,323,000.

     Effective March 7, 2000, Infinity entered into a financing agreement collateralized by 100,000 shares of the Evergreen stock held by it with a fair value of $2,450,000 at that time. Under the agreement, Infinity borrowed $1,713,454 with borrowings due March 4, 2001. The Company was obligated to pay back an amount equal to $2,021,000 so long as the Evergreen stock is trading between $20.21 and $30.31 per share. This equates to an approximate 7.8% effective interest rate and the Company recorded $148,226 in interest expense related to these borrowings during the year ended March 31, 2001. Subsequent to March 31, 2001 the Company sold the 100,000 shares, terminated the financing agreement and paid all obligations associated with the agreement. The termination of the contract and sale of the Evergreen stock generated net proceeds of $714,237.

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

     Subsequent to March 31, 2001, Infinity issued $6,475,000 in 8% convertible notes through a private placement. These notes mature in 5 years and are convertible into common stock at a price of $10.00 per share.
Infinity has agreed to register the shares to be issued upon the conversion of the notes under the Securities Act of 1933. Net offering proceeds of $6,089,500 from the offering were received on June 13, 2001. Infinity intends to use the proceeds of this placement to develop its coalbed methane properties.

     Subsequent to March 31, 2001, Infinity's CIS-Oklahoma, Inc. subsidiary contracted to have a new facility built at Consolidated's Bartlesville, Oklahoma camp for approximately $354,000. In connection with the commitment, CIS-Oklahoma obtained a new $360,000 construction loan with interest at 9.25%. The construction loan is collateralized by the underlying real property. Upon completion, the construction loan will be refinanced as part of a long-term note.

     Subsequent to March 31, 2001, Infinity-Wyoming borrowed $202,439 from an unrelated third party to purchase 6 new oil and gas leases in Wyoming. The note bears interest at 8% and gives Infinity-Wyoming two repayment options, one of which is to pay back all principal and interest and the other to pay back reduced principal and transfer an undivided 12.5% working interest to satisfy the remaining principal.

     Infinity-Wyoming plans to spend approximately $7,200,000 to drill and equip at least 36 coalbed methane wells and four water disposal wells on its Pipeline and Labarge prospects. This will be financed primarily from the proceeds of the note offering described above.

     In July and August 2001, Consolidated committed to purchase 13 new trucks to be used in its oilfield service business at a total cost of $1,450,000. These purchases are being financed through credit lines established with the truck manufacturers.

     Management believes that the cash flow generated by the increase in oil field service sales, generated by crude oil sales, through borrowings secured assets, and from the proceeds generated by the note offering will provide sufficient liquidity to meet the capital and operating needs for the remainder of the fiscal year ended March 31, 2002. The ability of Infinity to finance future projects will be dependent on the ability to successfully develop the Pipeline property and generate revenue through gas sales from the property and economically generate oil sales from the Owl Creek and Manson properties, and generate positive cash flow from its oilfield service segment.

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

Revenue

The Company recognizes sales of oil when the product is delivered and recognizes enhancement service revenue when the services are rendered. The Company uses the sales method for recording natural gas sales. This method allows for recognition of revenue, which may be more or less than our share of pro-rata production from certain wells. During the years ended March 31, 2001 and 2000, the Company had no gas sales, and accordingly, as of March 31, 2001 and 2000, the Company had no natural gas imbalances.

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

The Securities and Exchange Commission's full cost accounting rules prohibit recognition of income in current operations for services performed on oil and natural gas properties in which the Company has an interest, but rather require amounts to be treated as a reimbursement of costs with any excess of fees over costs credited to the full cost pool and recognized through lower cost amortization only as production occurs.

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

In July 2000, the Company acquired a 100% working interest and an 82.5% net revenue interest in leaseholds in the Green River Basin of Wyoming. The original owner has the option to participate as a 25% working interest and a 20.625% net revenue interest owner. The Company has drilled 5 wells, which will begin production in the second quarter of fiscal 2002. Based on reserve analysis performed by a independent petroleum engineer the acquisition costs associated with 1,280 acres and all exploration costs incurred to date are subject to amortization. Proceeds from the sale of investments and from the Company's subsequent sale of debt instruments will be used to continue to develop the property (see notes 4 and 6).

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

PROPERTIES NOT SUBJECT TO AMORTIZATION (CONTINUED)

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
                                 ==========       =========       ======

(16) SUBSEQUENT EVENTS

Subsequent to March 31, 2001, the Company contracted to have a new facility built at its Bartlesville, Oklahoma camp for approximately $354,000. In connection with the commitment, the Company obtained a new $360,000 construction loan with interest at 9.25%. The construction loan is due in October 2001 and is collateralized by the underlying real property.

Subsequent to March 31, 2001, the Company borrowed $404,878 from an unrelated third party to purchase 6 new oil and gas leases in Wyoming. The note bears interest at 8% and gives the Company two repayment options, one of which is to pay back all principal and interest and the other to pay back reduced principal and transfer an undivided 12.5% working interest to satisfy the remaining principal.

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

The natural gas proved reserve quantities have been restated to remove approximately 558,953,000 MCF of reserves which were previously included as of March 31, 2001, in response to engineering comments received from the staff of the Securities and Exchange Commission. As a result, the Company has restated the financial statements, including Note (5), to reclassify the Labarge reserves, previously included as oil and gas properties-subject to amortization, to oil and gas properties-not subject to amortization.

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

                                            Restated
                                           -----------      Crude Oil and
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

                                   INFINITY, INC.


Dated: November 2, 2001            By:/s/ Stanton E. Ross
                                      Stanton E. Ross, President