Form 10QSB
period 2001-09-30
INFINITY INC
filed 2001-11-14
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 2001

                                      OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _______, 19___ to ______, 19___.


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


                                 (620) 431-6200
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X]  Yes        [ ]  No

There were 3,249,237 shares of the Registrant's Common Stock outstanding as of September 30, 2001.






                                INFINITY, INC.
                                 FORM 10-QSB

                                    INDEX

                                                                     Page
Part I:    Financial Information                                    Number

Item 1.    Financial Information:

           Condensed Consolidated Balance Sheets................      3

           Condensed Consolidated Statements of Operations
           Income for three months ended September 30 ..........      5

           Condensed Consolidated Statements of Operations
           Income for six months ended September 30 ............      6

           Condensed Consolidated Statements of
           Comprehensive Income (Loss) Income Condensed ........      7

           Consolidated Statements of Cash Flows ...............      8

           Notes to Consolidated Financial Statements...........      9

Item 2.    Management's Discussion and Analysis or Plan of
           Operations...........................................     14

Part II:   Other Information....................................     20

Signatures .....................................................     22

                        INFINITY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                               September 30,     March 31,
                                                   2001            2001
                                               -------------    -----------
CURRENT ASSETS                                  (Unaudited)

  Cash                                         $ 4,493,456      $   155,358
  Accounts Receivable, less allowance for
   doubtful accounts                             2,155,029        1,488,490
  Inventories                                      359,227          264,249
  Investment Securities                               -           3,781,000
  Prepaid Expenses                                 299,486          108,636
                                               -----------      -----------
     TOTAL CURRENT ASSETS                        7,307,198        5,797,733

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation                       7,873,788        6,107,385
INVESTMENT SECURITIES                                 -           4,727,740
OIL AND GAS PROPERTIES, using full cost
 accounting
  Net of accumulated depreciation,
  depletion and amortization
   Subject to Amortization                       4,650,243        3,971,118
   Not Subject to Amortization                   8,481,327        4,156,045
INTANGIBLE ASSETS, at cost, less
 accumulated amortization                        1,610,674          304,837
OTHER ASSETS                                     1,134,625          949,066
                                               -----------      -----------
     TOTAL ASSETS                              $31,057,855      $26,013,924
                                               ===========      ===========

                                  LIABILITIES

CURRENT LIABILITIES
  Current portion of long-term debt            $ 2,880,826      $ 3,519,623
  Accounts Payable                               1,323,468        1,878,572
  Deferred Income Tax                                 -                -
  Accrued Expenses                                 227,801          293,745
                                               -----------      -----------
     TOTAL CURRENT LIABILITIES                   4,432,095        5,691,940

LONG-TERM LIABILITIES
  Deferred Income Tax                            1,294,028        1,174,000
  8% Convertible notes                           6,475,000             -
  Long-term debt, less current portion above     2,861,049        5,551,586
                                               -----------      -----------
     TOTAL LIABILITIES                          15,062,172       12,417,526


The consolidated balance sheet at March 31, 2001 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                             STOCKHOLDERS' EQUITY

                                               September 30,     March 31,
                                                   2001            2001
                                               -------------    -----------
                                                (Unaudited)

CAPITAL CONTRIBUTED
  Common stock, par value $.0001, authorized
   300,000,000 shares, issued and outstanding
   3,249,237 shares; 3,248,237 shares                  325              322
  Additional paid-in-capital                    13,593,476       11,417,042
  Accumulated other comprehensive income:
   Unrealized gain on securities available
     for sale, net of Deferred income taxes of
     $1,622,140                                       -           3,145,975
    Accumulated earnings (deficit)               2,401,882         (966,941)
                                               -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY                 15,995,683       13,596,398
                                               -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                   $31,057,855      $26,013,924
                                               ===========      ===========


























The consolidated balance sheet at March 31, 2001 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

                        INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                            Three Months Ended September 30,
                                                  2001            2000
                                              -------------    -----------
REVENUES
  Oil and Gas Service Operations              $ 3,559,127      $ 2,478,220
  Waste Water Treatment                             3,180            3,151
  Oil and Gas Sales                               605,947           48,319
                                              -----------      -----------
TOTAL REVENUE                                   4,168,254        2,529,690

COST OF SALES
  Oil and Gas Service Operations                1,932,478        1,154,982
  Waste Water Treatment Facilities                 12,281           47,342
  Oil and Gas Production Expenses and Taxes       281,219           43,518
                                              -----------      -----------
COST OF SALES                                   2,225,978        1,245,842
                                              -----------      -----------
     GROSS PROFIT                               1,942,276        1,283,848

OPERATING EXPENSES                              1,057,174          795,107
                                              -----------      -----------
     OPERATING INCOME (LOSS)                      885,102          488,741
                                              -----------      -----------
OTHER INCOME (EXPENSE)
  Interest Income and Finance Charges              48,134           20,189
  Interest Expense and Finance Charges           (106,182)        (159,135)
  Rent and Other Income (Expense)                 (13,353)           2,923
  Gain on Sale of Assets                             -               1,750
                                              -----------      -----------
     TOTAL OTHER INCOME                           (71,401)        (134,273)
                                              -----------      -----------
INCOME BEFORE INCOME TAXES                        813,701          354,468

INCOME TAX EXPENSE                               (278,056)        (121,688)
                                              -----------      -----------
     NET INCOME                               $   535,645      $   232,780
                                              -----------      -----------
     NET INCOME PER COMMON SHARE              $      0.16      $      0.08
                                              -----------      -----------
     NET INCOME PER DILUTED COMMON SHARE      $      0.15      $      0.07
                                              -----------      -----------
Weighted Average Basic Shares Outstanding       3,248,661        2,966,950
Weighted Average Diluted Shares Outstanding     3,481,750        3,235,981







See Notes to Consolidated Financial Statements.

                        INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                             Six Months Ended September 30,
                                                  2001            2000
                                              -------------    -----------
REVENUES
  Oil and Gas Service Operations              $ 7,153,851      $ 3,914,392
  Waste Water Treatment                             6,496            4,453
  Oil and Gas Sales                               897,106           58,035
                                              -----------      -----------
TOTAL REVENUE                                   8,057,453        3,976,880

COST OF SALES
  Oil and Gas Service Operations                3,726,826        1,998,431
  Waste Water Treatment Facilities                 17,381           61,142
  Oil and Gas Production Expenses and Taxes       463,623           51,967
                                              -----------      -----------
COST OF SALES                                   4,207,830        2,111,540
                                              -----------      -----------
    GROSS PROFIT                                3,849,623        1,865,340

OPERATING EXPENSES                              2,141,652        1,497,622
                                              -----------      -----------
    OPERATING INCOME (LOSS)                     1,707,971          367,718
                                              -----------      -----------

OTHER INCOME (EXPENSE)
  Interest Income and Finance Charges              73,653           27,387
  Interest Expense and Finance Charges         (1,811,478)        (296,987)
  Rent and Other Income (Expense)                   9,578           11,387
  Gain on Sale of Securities                    5,129,155        1,315,591
  Gain on Sale of Assets                             -               1,750
                                              -----------      -----------
     TOTAL OTHER INCOME                         3,400,908        1,059,128
                                              -----------      -----------
     INCOME BEFORE INCOME TAXES                 5,108,879        1,426,846

INCOME TAX EXPENSE                             (1,740,056)        (340,327)
                                              -----------      -----------
     NET INCOME                               $ 3,368,823      $ 1,086,519
                                              -----------      -----------
     NET INCOME PER COMMON SHARE              $      1.04      $      0.37
                                              -----------      -----------
     NET INCOME PER DILUTED COMMON SHARE      $      0.97      $      0.34
                                              -----------      -----------

Weighted Average Basic Shares Outstanding       3,248,450        2,960,091
Weighted Average Diluted Shares Outstanding     3,481,539        3,229,122





See Notes to Consolidated Financial Statements.

                       INFINITY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                             INCOME (UNAUDITED)

                                        Three Months ended Sept. 30   Six Months Ended Sept. 30
                                           2001           2000          2001              2000
                                        ---------     ----------     -----------      ----------
Net Income                              $ 535,645     $  232,780     $ 3,368,823      $1,086,519

Other Comprehensive Income:
  Unrealized holding gains
  on Securities, net of taxes of
  $566,312 (three months ended
  9/30/2000) and $1,294,594 (six
  months ended 9/30/2000)                    -         1,099,313            -          2,513,036
Reclassifications, net of Deferred
  Tax expense of $1,620,000 and
  $448,921 (six months ended
  9/30/2001 and 9/30/2000
  respectively)                              -               -        (3,145,975)       (871,434)
                                        ---------     ----------     -----------      ----------
Total Other Comprehensive Income             -         1,099,313      (3,145,975)      1,641,602
                                        ---------     ----------     -----------      ----------

Comprehensive Income                    $ 535,645     $1,332,093     $   222,848      $2,728,121
                                        =========     ==========     ===========      ==========




























See Notes to Consolidated Financial Statements.

                       INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Six Months Ended Sept. 30,
                                                   2001             2000
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $ 3,368,823     $ 1,086,519
  Adjustments to reconcile net income to
   net cash
  Provided by/(used in) operating activities
    Depreciation and amortization                   612,739         404,450
    Payment of expense with shares of Stock            -             17,000
    Deferred Income Taxes                         1,740,056         340,327
    (Gain)/Loss on Sale of Assets                   156,500           3,014
    (Gain) on Sale of Marketable Securities      (5,129,155)     (1,320,355)
    (Increase) decrease in operating assets
      Accounts Receivable                          (666,576)       (641,035)
      Inventories                                   (94,970)            238
      Prepaid Expenses                             (190,850)        144,577
    Increase (decrease) in operating liabilities
      Accounts Payable                             (555,103)         (8,101)
      Deferred Revenue                               (1,871)           -
      Accrued Expenses                              (65,944)         51,054
                                                -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                       (826,341)         77,688
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sale of Marketable Securities     8,871,920       3,398,480
  Investment in oil and gas properties           (3,873,264)     (1,986,730)
  Investment in other assets                       (185,559)       (688,334)
  Purchase of property and equipment             (2,448,845)       (644,053)
  Investment in intangible assets                  (433,560)           -
  Proceeds from Sale of property and equipment         -            157,561
                                                -----------     -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES         1,930,692         236,924
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of 8% Convertible Notes                    6,475,000            -
  Increase in borrowings on long-term debt        1,504,668       1,034,201
  Proceeds from issuance of common stock             86,212         115,610
  Repayment of long-term debt                    (4,832,133)       (606,180)
                                                -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         3,233,747         543,631
                                                -----------     -----------
     NET INCREASE IN CASH                         4,338,098         858,243

CASH, BEGINNING OF PERIOD                           155,358         716,309
                                                -----------     -----------
     CASH, END OF PERIOD                        $ 4,493,456     $ 1,574,552
                                                ===========     ===========
Additional Cash Flow Information:
  Other Comprehensive Income net of
   Income Taxes                                        -        $ 2,538,789
  Seller Financed Purchase of Fixed Assets $ 1,391,222 $ 1,650,000 Capitalized stock based compensation and
   Beneficial conversion feature                $ 2,089,209            -

See Notes to Consolidated Financial Statements.

                      INFINITY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

     Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB at March 31, 2001 and the amendments made thereto as of August 24, 2001 and November 2, 2001.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142,"Goodwill and Other Intangible Assets" ("FAS 142"). For goodwill and intangible assets already on the books, FAS 142 is effective for the fiscal years starting after December 15, 2001 (April 1, 2002 for Infinity). FAS 142 ends the amortization of good will and certain intangible assets and subsequently requires, at least annually, that an impairment test be performed on such assets to determine whether the fair value has changed. The Company currently expenses approximately $11,250 annually for the amortization of goodwill.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002 (April 1, 2003 for Infinity), and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. We do not believe the future impact from the adoption of FAS 143 on our earnings and financial position will be material.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 is effective for fiscal years beginning after December 15, 2001 (April 1, 2002 for Infinity) and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We do not believe the future impact from the adoption of SFAS 144 on our earnings and financial position will be material.

     The Company uses the sales method for recording natural gas sales and pays the royalties from the sales proceeds generated by the sale of the gas produced. Since royalties are cash payments and the Company is the only working interest owner on the property from which we sell gas, recording natural gas sales based on monthly sales has not created any gas imbalances associated with gas production and sales.

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

     During fiscal 2001, the Company sold 225,000 shares of Evergreen stock for proceeds of approximately $6.5 million resulting in a gain of approximately $2.8 million. The value of the 2225,000 shares remaining at March 31, 2001 was approximately $8.5 million. During the period ended June 30, 2001 the Company sold the remaining 225,000 shares for proceeds of approximately $8.9 million resulting in a pre-tax gain of approximately $5.1 million. A portion of the proceeds were used to pay off current and long-term debt.

(4)  Intangible Assets

     Intangibles net of amortization consist of the following items:

                                   September 30, 2001     March 31, 2001
                                   ------------------     --------------

     Financing costs                   $1,554,835           $179,059
     Non-compete agreement                300,000            300,000
     Goodwill                             225,000            225,000
     Other                                 55,870             55,870
                                       ----------           --------
     Total Cost                         2,135,705            759,929
     Less accumulated amortization        525,031            455,092
                                       ----------           --------
     Total Intangible assets           $1,610,674           $304,837
                                       ==========           ========

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

     Effective May 15, 2001, the Company contracted to have a new facility built at its Bartlesville, Oklahoma camp for approximately $354,000.
Revisions to the original contract have increased the contract price to approximately $370,000. In connection with the commitment, the Company obtained a new $360,000 construction loan with interest at 9.25%. The original construction loan was due in October 2001 but has been extended due to delays in completion of the facility. The Company expects to take possession of the facility by November 15, 2001. At that time the construction loan will be replaced with a conventional real estate loan through the same lender and that will be collateralized by the underlying real property. Terms of the loan will be finalized at closing, but are expected to have a term of up to 240 months at an interest rate of 7% to 8% and a monthly payment of approximately $3,000.

     Effective June 13, 2001 the Company sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 8% per annum and is payable in arrears on each December 15 and June 15 commencing December 15, 2001. The notes are convertible to one share of common stock at $10 per share and mature on June 13, 2006. The Company incurred costs of $438,789 associated with the placement, which has been capitalized and will be amortized over the term of the notes. The Company also issued warrants to purchase 110,000 shares of common stock at $11.80. The Company capitalized additional loan costs of $923,709 related to the fair value of the warrants as determined using the Black-Scholes pricing method assuming a five year life, weighted average risk-free interest rate of 8%, expected volatility of 80.66% and no expected dividend yield. Proceeds from the offering will be used in the development of the Company's coal bed methane properties.

     As the conversion feature of the convertible notes was below the market value of the stock on the date of issue, the Company recorded a discount of $1,165,500 related to the intrinsic value of the beneficial conversion feature. The notes are immediately convertible and therefore, the discount was immediately amortized. The Company capitalized the amortization of the beneficial conversion feature into oil and gas properties as the debt was issued in order to continue the development of the Company' properties and not for general purposes.

(6)  Earnings Per Share

     Basic earnings per share were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflect the potential dilutions that could occur if stock options and warrants were converted into common stock under the treasury stock method.

     The following shows the amounts used in computing earnings per share for the periods ending September 30, 2001 and 2000 and the effects on income and the weighted average number of shares of dilutive potential common stock.

                                               Basic         Common     Earnings
                                              Earnings       Shares     Per Share
                                              --------       ------     ---------
Year to Date Basic earnings per share:
  Six months ending September 30, 2001:
   Income available to common stockholders   $3,368,823     3,248,450     $1.04
Plus:  Impact of assumed conversions of                                   =====
   warrants and options                            -          233,089
                                             ----------     ---------
Diluted earnings per share:
  Income available to common shareholders
   after assumed conversions of dilutive
   securites                                 $3,368,823     3,481,539     $0.97
                                             ==========     =========     =====
Quarter to Date Basic earnings per share:
  Three months ending September 30, 2001:
   Income available to common stockholders   $  535,645     3,248,661     $0.16
Plus:  Impact of assumed conversions of                                   =====
   warrants and options                            -          233,089
                                             ----------     ---------
Diluted earnings per share:
  Income available to common shareholders
   after assumed conversions of dilutive
   securites                                 $  535,645     3,481,750     $0.15
                                             ==========     =========     =====

     For the periods ended September 30, 2001, dilutive potential common shares of 287,300 were not included in the computation of diluted earnings per share because their effect was antidilutive.

                                               Basic         Common     Earnings
                                              Earnings       Shares     Per Share
                                              --------       ------     ---------
Year to Date Basic earnings per share:
  Six months ending September 30, 2000:
   Income available to common stockholders   $1,086,519     2,960,091     $0.37
Plus:  Impact of assumed conversions of                                   =====
  warrants and options                             -          269,031
                                             ----------     ---------
Diluted earnings per share:
  Income available to common shareholders
   after assumed conversions of dilutive
   securites                                 $1,086,519     3,229,122     $0.34
                                             ==========     =========     =====
Quarter to Date Basic earnings per share:
  Three months ending September 30, 2000:
   Income available to common stockholders   $  232,780     2,966,950     $0.08
Plus:  Impact of assumed conversions of                                   =====
  warrants  and options                            -          269,031
                                             ----------     ---------
Diluted earnings per share:
  Income available to common shareholders
   after assumed conversions of dilutive
   securites                                 $  232,780     3,235,981     $0.07
                                             ==========     =========     =====

(7)  Stock Options

     During the six months ended September 30, 2001 options to purchase 24,300 shares were exercised from the 1999 and 2000 Stock Option Plans resulting in proceeds to the Company of $86,212.

     The stockholders of the Company approved the 2001 Stock Option Plan at the annual stockholder's meeting held on July 19, 2001. Options to purchase 155,000 shares at an exercise price of $7.63 became effective at that time. Options to purchase an additional 5,000 shares at an exercise price of $10.00 were granted under the 2001 Stock Option Plan in August 2001.

                                    ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     The net income after taxes for the quarter ended September 30, 2001 was $535,645 compared to net income after taxes of $232,780 for the 2000 period.

     The Company experienced a $658,428 increase in gross profit to $1.9 million in the quarter ended September 30, 2001 from $1.3 million for the quarter ended September 30, 2000. The increase in gross profit during the quarter was the result of a $1.6 million, or 65%, increase in revenue, which was partially offset by a $980,136, or 79%, increase in cost of goods sold when compared to the same quarter of 2000. Revenue from oil field services increased $1.1 million to $3.6 million in the quarter ended September 30, 2001 compared to $2.5 million during the same period of the prior year. Oil and gas revenue increased to $605,947 for the quarter compared to $48,319 from the prior year period. Oil and gas production expenses and taxes increased to $281,219 in the quarter ended September 30 compared to $43,518 for the prior year quarter ended September 30. Initial production of 17,376 barrels of oil and 24,875 MCF of gas from the Pipeline field generated $423,480 of oil and gas revenue at a production cost of $175,242.

     Other operating expenses for the quarter ended September 30, increased $262,067 from $795,107 in the 2000 period to $1.1 million in the 2001 period. A majority of the increase in other operating expenses was associated with a $79,371 increase in depreciation associated with trucks utilized in oil field service operations and vehicles used in oil and gas production activities, a $39,372 increase in depletion due to increased production from the oil and gas properties and a $108,057 increase in employee costs. There was also a $68,299 increase in travel expenses and a $29,397 increase in office expenses. During the quarter ended September 30, 2001 shareholder maintenance costs were reduced by $36,876.

     Interest expense for the quarter ended September 30, 2001 decreased $52,953 to $106,182 from $159,135 for the quarter ended September 30, 2000. Actual interest accrued or paid for the quarter ended September 30, 2001 was $279,128 of which $172,946 was capitalized to the investment associated with the Labarge, Pipeline and Antelope assets that are still under development and not producing oil or gas. This compares to $273,591 actual interest in the same period of the prior year, of which $114,456 was capitalized.

     The net income after taxes for the six-month period ended September 30, 2001 was $3.4 million compared to net income after taxes of $1.1 million for the 2000 period. During the six months ended September 30, 2001, the Company recognized a pre-tax gain of $5.1 million on the sale of 225,000 shares of Evergreen stock compared to a pre-tax gain of $1.3 million on the sale of 125,000 shares of Evergreen sold during the same period of 2000. The gain in the period ended September 30, 2001 was partially offset by expense of $1.8 associated with unwinding the financing agreements that were collateralized by the stock sold.

     The Company experienced a $1.9 million increase in gross profit to $3.8 million in the six-month period ended September 30, 2001 from $1.9 million for the six months ended September 30, 2000. The increase in gross profit during the period was the result of a $3.2 million, or 82%, increase in oil field service revenue and a $839,071 increase in oil and gas revenue. These increases in revenue were partially offset by a $1.7 million, or 86%, increase in cost of goods sold for the oil field service segment and a $411,656 increase in oil and gas operations expenses when compared to the same quarter of 2000. The Company generated $461,304 in revenue from sales of 19,241 barrels of oil and 24,875 MCF of gas from the Pipeline project. This increase in revenue was offset by $248,356 in operating expenses for the project during the six-month period ended September 30, 2001.

     Other operating expenses for the six-month period ended September 30, increased $644,030, or 17%, from $1.5 million in the 2000 period to $2.1 million in the 2001 period. Personnel Costs increased $228,928 and rent and office expenses increased by $127,280 due to the increased number of employees. Depreciation expense associated with the oil field service and oil and gas production assets increased by $194,765 in the six-month period ended September 30, 2001 compared to the prior year period due to recent capital additions. Travel expenses also increased by $108,750 in the current year compared to the prior year due to increased travel related to both the oil field service operations and the oil and gas production activities.

     Deferred income tax expense of $1,740,056 was recorded in the six months ended September 30, 2001 as a result of the gain on the Evergreen stock held by the Company and positive net income from operations. The expense in the six months ended September 30, 2001 compares to a $340,327 deferred tax expense associated with the appreciation in value of the Evergreen stock in the period ended September 30, 2000 and positive net income from operations offset by net operating loss carry forwards.

     OILFIELD SERVICES: The oilfield services segment of the Company generated $3.6 million in revenues, and $1.9 million in cost of sales during the quarter ended September 30, 2001 compared to $2.5 million in revenues and $1.2 million in cost of sales during the comparable period in 2000. Revenues for the three months ended September 30, 2001 from oil field services increased approximately $380,000, or 16%, based on an increase in the number of wells cemented and fracture stimulated compared to the prior year period. Revenue per well serviced increased 29% for each well cemented, 31% for each well fracture stimulated and 63% for each well acidized resulting in additional revenue of approximately $742,000 in the three month period ending September 30, 2001 compared to the same period in 2000. Taking advantage of the 2% discount for payment within 10 days of the invoice date, customers received discounts of approximately $107,000 more in the current year period than they did in the prior year period.

     Direct cost of goods sold increased $746,743 to $1.9 million for the quarter ended September 30, 2001 from $1.2 million for the same period of 2000. The increase in the number of wells serviced and the increase in the price of materials used in servicing the wells in the period ended September 30, 2001 increased the direct cost of goods sold during the period approximately $228,000 compared to the prior year period. In addition to the increase in the cost of materials incurred during the period, the Company also experienced a $219,679, or 68%, increase in employee costs in the period compared to the prior year period. The number of oil field service employees has increased approximately 66% from 40 employees in the field at September 30, 2000 to 67 employees in the field at September 30, 2001. Equipment and vehicle maintenance was $457,800 for the period ended September 30, 2001, a $239,775, or 110% increase from $218,025 incurred in the prior year period. Fuel costs also increased from the prior year by $34,515.

     The operating expenses incurred by the oilfield services segment of the Company were $744,231 for the three months ended September 30, 2001 and $548,461 for the three months ended September 30, 2000, an increase of $195,770. Employee costs related to administrative activities including supervision, accounting and sales increased $99,064, a 57% increase from $174,712 in employee expense in the period ended September 30, 2000 to $273,776 in the current year period. There was also a $69,861 increase in depreciation expense associated with new equipment placed in service since the prior year period. This represents a 35% increase to $267,728 in the three month period ended September 30, 2001 compared to the same period of 2000. Operating income increased to $902,722 for the quarter ended September 30, 2001 from operating income of $816,728 for the period ended September 30, 2000. Other income and expenses decreased slightly to $62,298 in the three month period ended September 30, 2000 from $64,136 for the same period of
1999.   The oilfield services segment generated net income before taxes of
$840,424 for the quarter ended September 30, 2001 compared to net income before taxes of $752,592 for the 2000 period.

     The oilfield services segment of the Company generated $7.2 million in revenues, and $3.7 million in cost of sales during the six month period ended September 30, 2001 compared to $4.0 million in revenues and $2.0 million in cost of sales during the comparable period in 2000. Revenues for the six months ended September 30, 2001 from oil field services increased approximately $1.7 million, or 41%, based on an increase in the number of wells cemented, acidized and fracture stimulated compared to the prior year period. Revenue per well serviced increased 31% for each well cemented, 44% for each well fracture stimulated and 53% for each well acidized resulting in additional revenue of approximately $1.2 million in the six month period ending September 30, 2001 compared to the same period in 2000. Taking advantage of the 2% discount for payment within 10 days of the invoice date, customers received discounts of approximately $181,000 more in the current year period than they did in the prior year period.

     Direct cost of goods sold increased $1.7 million to $3.7 million for the six month period ended September 30, 2001 from $2.0 million for the same period of 2000. The increase in the number of wells serviced and the increase in the price of materials used in servicing the wells in the period ended September 30, 2001 increased the direct cost of goods sold during the period approximately $520,000 compared to the prior year period. In addition to the increase in the cost of materials incurred during the period, the Company also experienced a $539,608, or 90%, increase in employee costs in the period compared to the prior year period. The number of oil field service employees has increased approximately 66% from 40 employees in the field at September 30, 2000 to 67 employees in the field at September 30, 2001. Equipment and vehicle maintenance was $834,081 for the period ended September 30, 2001, a $443,197, or 113% increase from $390884 incurred in the prior year period. Fuel costs also increased from the prior year by $105,739.

     The operating expenses incurred by the oilfield services segment of the Company were $1.4 million for the six months ended September 30, 2001, a $361,383, or 33% increase form $1.1 million for the six months ended September 30, 2000. Employee costs related to administrative activities including supervision, accounting and sales increased $201,158, a 52% increase from $387,414 in employee expense in the period ended September 30, 2000 to $588,572 in the current year period. There was also a $101,589 increase in depreciation expense associated with new equipment placed in service since the prior year period. This represents a 36% increase to $489,674 in the six month period ended September 30, 2001 compared to the same period of 2000.

     Operating income increased to $2.0 million for the six months ended September 30, 2001 from operating income of $933,757 for the period ended September 30, 2000. Other income and expenses decreased slightly to $125,842 in the six month period ended September 30, 2001 from $126,825 for the same
period of 2000.   The oilfield services segment generated net income before
taxes of $1.9 million for the six month period ended September 30, 2001 compared to net income before taxes of $806,932 for the 2000 period.

     ENVIRONMENTAL SERVICES: The environmental service segment of the Company incurred a $46,157 operating loss during the six months ended September 30, 2001 compared to an operating loss of $40,833 for the same period in 2000.

     OIL AND GAS PRODUCTION: Infinity Oil and Gas of Kansas, Inc. (Infinity-Kansas) recognized revenue of $194,304, $19.14 per barrel, on the sale of 10,152 barrels of oil in the three month period ended September 30, 2001 compared to revenue of $48,319, $30.10 per barrel, from the sale of 1,605 barrels of oil in the prior year period. Production expenses were $117,814, or $11.61 per barrel in the quarter ended September 30, 2001 compared to production expenses of $43,518, or $27.11 per barrel in the prior year period. Infinity-Kansas also recognized $1,363 in other expenses and $39,760 in depletion expense during the period compared to other expenses of $2,100 in the period ended September 30, 2000. Net income before taxes from the oil and gas production operations of Infinity-Kansas was $35,366 for the period ended September 30, 2001 compared to net income before taxes of $2,700 in the prior year quarter.

     Infinity Oil and Gas of Wyoming, Inc. (Infinity-Wyoming) recognized revenue of $411,643 on the sale of 17,376 barrels of oil and 24,875 thousand cubic feet (mcf) of gas from its Pipeline Project in the Greater Green River Basin of Wyoming. Infinity-Wyoming incurred $163,405 in operating expense during the three month period ended March 31, 2001. Infinity-Wyoming also incurred other operating expenses of $76,175 during the period. Infinity-Wyoming did not have any revenue or expense during the prior year. Net income before taxes for Infinity-Wyoming for the quarter ended September 30, 2001 was $172,063.

     Infinity-Kansas recognized revenue of $447,639, $22.95 per barrel, on the sale of 19,508 barrels of oil in the six month period ended September 30, 2001 compared to revenue of $58,035, $29.69 per barrel, from the sale of 1,955 barrels of oil in the prior year period. Production expenses were $227,104, or $11.64 per barrel in the six month period ended September 30, 2001 compared to production expenses of $51,967, or $26.58 per barrel in the prior year period. Infinity-Kansas also recognized $1,503 in other expenses and $75,843 in depletion expense during the period compared to other expenses of $2,100 in the period ended September 30, 2000. Net income before taxes from the oil and gas production operations of Infinity-Kansas was $143,189 for the period ended September 30, 2001 compared to net income before taxes of $3,969 in the prior year period.

     Infinity-Wyoming recognized revenue of $449,467 on the sale of 19,241 barrels of oil and 24,875 thousand cubic feet (mcf) of gas from its Pipeline Project in the Greater Green River Basin of Wyoming during the six month period ended September 30. 2001. Infinity-Wyoming incurred $236,519 in operating expense during the period ended March 31, 2001 and incurred other operating expenses of $185,480 during the period. Infinity-Wyoming did not have any revenue or expense during the prior year. Net income before taxes for Infinity-Wyoming for the six month period ended September 30, 2001 was $27,469.

     CORPORATE ACTIVITIES: The Company incurred $183,544 in expenses during the quarter ended September 30, 2001, a $27,018 decrease from $210,562 in expense during the same period of 2000. A $38,702 increase in travel costs and a $15,005 increase in depreciation were offset by a $42,198 decrease in shareholder maintenance costs and a $46,532 increase in interest revenue for the three month period ending September 30, 2001 compared to the prior year period.

     Expenses incurred in corporate activities were $409,680 for the six months ended September 30, 2001, compared to $384,203 for the six months ended September 30, 2000.

     INTRA-COMPANY TRANSACTIONS: The Company eliminated $20,304 from oil field service revenue for the three and six month periods ended September 30, 2001. This amount is revenue in excess of cost from completion and stimulation services that were provided by Infinity's Consolidated Oil Well Services, Inc. subsidiary (Consolidated) to Infinity-Wyoming on the Pipeline project.

     Infinity eliminated $41,949 and $103,116 from oil field service revenue and from investment in oil and gas properties for the quarter and six month period ended September 30, 2000, respectively. These amounts are revenue in excess of the cost of completion and stimulation services that were provided by Consolidated to Verde Oil Company on the Manson Lease in the Cherokee Basin of Eastern Kansas in which Infinity-Kansas owns a 100% working interest.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, Infinity had working capital of $2.9 million compared to working capital of $105,793 at March 31, 2001. The increase in the working capital is mainly due to the increase in cash of $6.1 million provided by the sale of the 8% Convertible Notes net of offering costs, and the $0.7 million increase in receivables due to increased oil field service sales. The increase is partially offset by the $3.8 million decrease in investment securities as they were sold in April 2001.

     Net cash provided by the operating activities of Consolidated, prior to changes in operating assets, was $2.4 million and Infinity-Wyoming and Infinity-Kansas provided cash from operations of $0.3 million for the six month period ended September 30, 2001. Net cash used in operating the environmental services segment of Consolidated was $46,157 and corporate activities of Infinity used $0.4 million for the six month period. Including changes in operating assets net cash used in operating activities was $0.8 million in the six month period ended September 30, 2001 compared to cash provided by operating activities of $77,688 for the 2000 period.

     Cash provided by investing activities during the six months ended September 30, 2001, was $1.9 million compared to cash provided by investing activities of $0.2 million for the comparable period of 2000. The 2001 activity included proceeds from the sale of 225,000 shares of Evergreen stock of $8.9 million compared to $3.4 million from the sale of 125,000 shares of Evergreen stock in the prior year period. The sale of real property and equipment generated proceeds of $0.2 million during the six month period ended September 30, 2000. Infinity and its subsidiaries had expenditures related to its oil and gas properties, property and equipment, intangible assets and other assets of $3.9 million, $2.4 million, $0.4 million and $0.2 million respectively during the six month period ended September 30, 2001. During the same period of 2000, the Company and its subsidiaries had expenditures of $2.0 million, $0.7 million and $0.6 million for the purchase of oil and gas properties, other assets and property and equipment respectively.

     During the six months ended September 30, 2001 Consolidated obtained $1.1 million in equipment financing and increased its revolving note collateralized by receivables by $0.1 million. Infinity-Wyoming obtained $0.4 million in financing with which it acquired leasehold in the area of its Pipeline project in Wyoming. Infinity's CIS Oil and Gas, Inc. subsidiary repaid $4.3 million in debt that was secured by the Evergreen Resources stock with proceeds from the sale of the stock and Consolidated paid $0.3 million on its equipment term loan and paid $0.2 million on other debt during the six month period ended September 30, 2001. Infinity also received $86,212 from the issuance of stock through the exercise of employee stock options. During the period ended September 30, 2001 Infinity also issued $6.5 million in 8% Convertible Notes, due June 15, 2006 from which it received proceeds of $6.1 million. Infinity-Wyoming will utilize the proceeds from the note issue to finance drilling activities on its Labarge and Pipeline coal bed methane prospects in the Greater Green River basin of Wyoming.

     Infinity-Wyoming expects to drill 40-45 additional wells on the Pipeline prospect and drill the remaining wells in the five well pilot project it started on its Labarge acreage before the end of the current calendar year. The estimated cost to drill and complete the wells is $6.3 million.
Management believes that supplementing the funds available from the sale of the 8% Convertible Notes with cash flow generated by the increase in oil field service sales and oil and gas production activities will provide sufficient liquidity to meet Infinity-Wyoming's current needs.

     Included in the current portion of long term debt is the balance of Consolidated's term loan secured by a majority of its rolling stock and revolving credit line secured by its eligible receivables. The loans mature in February 2002 and will require payment of the estimated $2.0 million balance remaining at that time. Consolidated is currently exploring financing options that will allow it to use its rolling stock to secure a line of credit sufficient to allow it to consolidate its existing debt of approximately $3.4 million and provide financing for future expansion projects estimated to be approximately $1.0 million.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None

Item 2.  Changes in Securities

     During the three month period ended September 30, 2001, the Company did not issue any securities that were not registered under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Three issues were presented to Stockholders of the Company for consideration at the Annual Stockholders Meeting that was held July 19, 2001 at the Company's headquarters in Chanute, Kansas. These issues, all of which were approved at the annual Stockholders meeting, were:

     (a) The election of four (4) Directors of the Company to serve until the next annual Meeting of Shareholders and until their successors have been duly elected and qualified;

     (b) The ratification of the appointment of Sartain Fischbein & Co. as the Company's independent auditors; and

     (c)  The approval of the Company's 2001 Stock Option Plan.

     The following set forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

Election of Directors:

          Nominees                   For               Withheld
     ----------------              ---------         -----------
     Stanton E. Ross               2,827,394            16,225
     George R. Jones               2,832,669            10,950
     O. Lee Tawes                  2,832,669            10,950
     Leroy C. Richie               2,832,669            10,950

Appointment of Sartain Fischbein & Co.:

          For               Against               Abstentions
        ---------           -------               -----------
        2,838,513            2,900                   2,206

Approval of 2001 Stock Option Plan:
                                                                  Broker
     For               Against               Abstentions          Non-Votes
  ---------            -------               -----------          ---------
  2,590,818            247,736                 5,065                 -0-

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits.  None

     (a)  Reports on Form 8-K.  None

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.


Dated: November 14, 2001           By:/s/ Stanton E. Ross
                                      Stanton E. Ross, President


                                   By:/s/ Jon D. Klugh
                                      Jon D. Klugh, Chief Financial Officer