Form 10KSB/A
period 2001-03-31
INFINITY INC
filed 2001-12-07
CIK 822746

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3


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

     Consolidated, Infinity-Kansas, and Infinity-Wyoming currently own or lease properties that are being used for the disposal of drilling and produced fluids from exploration and production of oil and gas and for other uses associated with the oil and gas industry. Although these subsidiaries follow operating and disposal practices that it considers appropriate under applicable laws and regulations, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the subsidiaries or on or under other locations where such wastes were taken for disposal. The Company could incur liability under the Comprehensive Environmental Response, Compensation and Liability Act or comparable state statutes for contamination caused by wastes it generated or for contamination existing on properties it owns or leases, even if the contamination was caused by the waste disposal practices of the prior owners or operators of the properties. In addition, it is not uncommon for landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of produced fluids or other pollutants into the environment.

     The operations of Consolidated routinely involve the handling of significant amounts of oil field related materials, some of which are classified as hazardous substances. Consolidated's transportation operations are regulated under the Federal Motor Carrier Safety Regulations of the Department of Transportation as administered by the Kansas Department of Transportation, Oklahoma Department of Transportation, and Wyoming Department of Transportation. The operation of salt-water disposal wells by Consolidated is regulated by the Kansas Department of Health and Environment. Consolidated will incur an estimated $25,000 in costs associated with operating within current environmental regulations this fiscal year.

     The Federal Water Pollution Control Act of 1972 (the "FWPCA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and gas wastes, into navigable waters. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA provides for civil, criminal and administrative penalties for unauthorized discharges of oil and other hazardous substances and imposes substantial potential liability for the costs of removal or remediation. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the Environmental Protection Agency has adopted regulations that require many oil and gas production sites, as well as other facilities, to obtain permits to discharge storm water runoff.

     Exploration and production operations of Infinity-Wyoming and Infinity-Kansas are subject to various types of regulation at the federal, state, and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The operation and production of Infinity-Wyoming's properties will be subject to the rules and regulations of the Wyoming Oil and Gas Conservation Commission (WYOGCC) and the Colorado Oil and Gas Conservation Commission (COGCC). In addition a portion of the properties are on federal lands and are subject to Onshore Orders 1 and 2, The National Historic Preservation Act (NHPA), National Environmental Policy Act
(NEPA) and the Endangered Species Act.

     Infinity-Wyoming's operations are expected to yield large volumes of water produced from coal-bed methane wells. Infinity-Wyoming intends to use injection wells to dispose of water into underground rock formations. If the wells produce water of lesser quality than allowed under state law for injection in underground rock formations, Infinity-Wyoming could incur costs of up to $5.00 per barrel of water to dispose of the produced water. At current production rates, this would cost Infinity-Wyoming an additional $51,000 a month in water disposal costs. If Infinity-Wyoming's wells produce water in excess of the limits of its permitted facilities, Infinity-Wyoming may have to drill additional disposal wells. Each additional disposal well could cost Infinity-Wyoming up to $130,000.

     Infinity-Wyoming estimates it will spend approximately $6,000 per well for containment facilities during drilling operations and approximately $700,000 to obtain permits for, drill and equip six water disposal wells to handle water produced from oil and gas wells during the current fiscal year. It will cost Infinity-Wyoming approximately $35,000 per year to operate these disposal wells.

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

     During the fiscal year ended March 31, 2001, no reports that include estimates of total proved net oil or gas reserves were filed with any federal agency. In May 2001, a report was filed with the United States Department of Energy for the year 2000 which showed total proved net gas reserves of 558,953,000 MCF of gas related to our Labarge prospect. The gas reserves reported to that agency were included in the gas reserves initially shown in this report. The amounts in this report were restated in August 2001 to remove the 558,953,000 MCF of reserves which were previously included as of March 31, 2001, in response to engineering comments received from the staff of the Securities and Exchange Commission. The gas proved reserves associated with the Pipeline prospect as of March 31, 2001, were not reported to the Department of Energy because these reserves had not been determined at the time that report was filed. No oil reserves were reported to the Department of Energy because Infinity-Kansas is not the operator of the property in which it holds the oil reserves.

PRODUCTION, PRICE AND COST DATA

     During the fiscal year ended March 31, 2001, Infinity-Kansas produced 13,561 barrels of oil and no gas, and Infinity-Wyoming had no production of either oil or gas. Infinity-Kansas received an average selling price of $27.72 per barrel for the 13,561 barrels of oil sold from the Owl Creek and Cherokee fields of Eastern Kansas. Infinity-Kansas incurred $16.28 per barrel, or $220,839, in operating expenses and taxes to produce the oil. As the effect of the tertiary recovery project continues to increase production from the Cherokee field, Infinity-Kansas expects operating expense per barrel to decrease to the $12.00 range.

     Infinity-Wyoming began acquisition and development activities relating to the Green River Basin and Cherokee Basin in the fiscal year ended March 31, 2000, and had no production of oil or gas. During the fiscal year ended March 31, 2001, Infinity-Kansas produced 290 barrels of oil at an average production cost of $24.02 per barrel and sold the oil for an average of $26.06 per barrel.

DELIVERY COMMITMENTS

     Infinity and its subsidiaries presently have no agreements or commitments to provide quantities of oil or gas in the future. Infinity, Inc. and its subsidiaries have not reported information on oil or gas reserves to any federal agency or authority.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     Subsequent to March 31, 2001, Infinity-Wyoming borrowed $404,879 from Mallard Management, Inc. and Harvey M. Burnstein, unrelated third parties to purchase 6 new oil and gas leases in Wyoming. The notes bear interest at 8% and give Infinity-Wyoming two repayment options, one of which is to pay back all principal and interest and the other to pay back reduced principal and transfer an undivided 12.5% working interest to satisfy the remaining principal.

     Infinity-Wyoming plans to spend approximately $7,200,000 to drill and equip at least 40 coalbed methane wells and four water disposal wells on its Pipeline and Labarge prospects. This will be financed primarily from the proceeds of the note offering described above.

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

                      INFINITY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 2001 AND 2000


(17) SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Proved Oil and Gas Reserves (Unaudited)

The following information was developed from reserve reports as of April 1, 2001 and May 1, 2000 which are based on estimates made by independent reserve engineers:


                                               Natural Gas      Crude Oil
                                                 (MCF)          (BARRELS)
                                               -----------      ---------
Proved Reserves as of March 31, 1999               --               --
Extensions, discoveries and other additions        --            110,500
                                                ---------        -------
Proved Reserves as of March 31, 2000               --            110,500
Extensions, discoveries and other additions     9,144,761           --
Improved recovery                                  --            196,022
Purchase of minerals in place                      --            151,612
Production                                         --            (13,561)
                                                ---------        -------
Proved Reserves as of March 31, 2001            9,144,761        444,573
                                                =========        =======

Proved reserves are estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

There are uncertainties inherent in estimating quantities of proved oil and gas reserves, projecting future production rates, and timing of development expenditures. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

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

                                                2001              2000
                                           ------------      ------------
Future cash inflows                        $ 48,333,493      $ 4,008,366
Future production costs                     (15,548,700)        (687,542)
Future development costs                       (500,000)        (900,000)
Future Income Tax Expense                   (10,976,885)        (830,252)
                                           ------------      -----------
Future Net cash flows                        21,307,868        1,590,572
10% annual discount for estimated timing
 on cash flows                               (8,298,646)        (492,915)
                                           ------------      -----------
Standardized measure of discounted future
 cash flows                                $ 13,009,222      $ 1,097,657
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

                                   INFINITY, INC.



Dated: December 6, 2001            By:/s/ Stanton E. Ross
                                      Stanton E. Ross, President