Form 10KSB
period 2001-12-31
INFINITY INC
filed 2002-04-01
CIK 822746

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB


[ ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the Fiscal Year ended:

                                      OR

[X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from April 1, 2001 to December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal transition period:$11,554,153

As of March 15, 2002, 3,444,274 shares of the Registrant's $0.0001 Par Value Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $46,865,328.

Documents incorporated by reference: Proxy statement for the Annual Meeting of Shareholders to be held on June 6, 2002.

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

     The following table sets forth the subsidiaries of Infinity by type of activity. Each of these subsidiaries is 100% owned. Additional information about the activities of each subsidiary follows:


Exploration and           Oil Field             Corporate
Production                Service               Services         Inactive
Subsidiaries              Subsidiaries          Subsidiaries     Subsidiaries
---------------           ------------          ------------     ------------
Infinity Oil and Gas      Consolidated Oil      CIS-Oklahoma,    Infinity Research
of Wyoming, Inc.          Well Services, Inc.   Inc.             and Development,
                                                                 Inc.

Infinity Oil and Gas                            CIS Oil and      L.D.C. Food
of Kansas, Inc.                                 Gas, Inc.        Systems, Inc.

Rio Grande                                      Infinity         Consolidated
Resources, SA                                   Nicaragua Ltd.   Pipeline Company,
                                                                 Inc.

                                                Infinity
                                                Nicaragua
                                                Offshore Ltd.

     Consolidated Industrial Services, Inc. acquired assets necessary to provide oil field services in Eastern Kansas and Northeastern Oklahoma in January 1994. Consolidated Industrial Services, Inc. expanded its operations into Northeastern Wyoming with the acquisition of Powder River Cementers, LLC during September 1999. On September 9, 2000 the articles of incorporation of Consolidated Industrial Services, Inc. were amended in order to change the name of the subsidiary to Consolidated Oil Well Services, Inc. ("Consolidated"). In November 2001 Consolidated expanded its operations into South Central Wyoming by leasing operating facilities near and transferring service equipment to Rock Springs, Wyoming. This entity provides fracturing, cementing, acidizing, and nitrogen services as well as trucking of fluids to its oil field customers.

     Infinity Oil and Gas of Kansas, Inc. ("Infinity-Kansas") owns a 100% working interest and an 80% revenue interest in 80 acres of oil leasehold in the Cherokee Basin of Eastern Kansas, which has been developed as an enhanced oil recovery project. In September 2000, Infinity-Kansas expanded its oil production operations with the acquisition of 16 active oil producing leases which encompass approximately 2,000 acres located in the Owl Creek Field, Woodson County, Kansas. Infinity-Kansas owns a 100% working interest and 87.5% revenue interest in this property. Reserve reports prepared by independent petroleum engineers show proved reserves of 138,164 barrels of oil with a discounted pretax future net cash flow of $537,659 on the two properties as of December 31, 2001. Infinity-Kansas has also acquired a 31.25% interest through a capital contribution in the Little Bear Creek prospect in Southwest Kansas. This prospect is an undeveloped river sand prospect operated by an unrelated third party, IGWT, Inc.

     Infinity Oil and Gas of Wyoming, Inc. ("Infinity-Wyoming") was incorporated in January 2000 for the purpose of acquiring leasehold with the intent of exploring for and developing coal bed methane reserves. To date Infinity-Wyoming has acquired leases on three projects that include 70,729 acres. Infinity-Wyoming acquired a working interest in a coal bed methane property known as "Labarge" that contains 24,500 gross acres in the Green River Basin of Wyoming. The lease on approximately 19,500 acres of the property is subject to a 30% participation election by the original lessee of the acreage. If the party chooses not to participate in the drilling and completion of a well, then the 100 working interest and the approximately 80% associated revenue interest is retained by Infinity-Wyoming until the individual well has generated earnings to recover the cost of the well plus the 300% non-consent penalty. Infinity-Wyoming has acquired a 100% working interest, with no working interest provisions, and an approximate 80% net revenue interest on the remaining 5,000 acres of the property. Infinity-Wyoming has drilled and completed five coal bed methane gas wells on the Labarge acreage, four of which were drilled during the nine-month transition period, and has begun producing water from these wells.

     Infinity-Wyoming acquired a working interest in an additional prospect known as "Pipeline" with the execution of an agreement in July 2000 granting Infinity-Wyoming the right to earn 16,000 acres of leasehold. This acreage is also in the Greater Green River Basin of Wyoming, but is separate from the Labarge acreage. Infinity-Wyoming acquired an initial 100% working interest and an 82.5% net revenue interest in the property. The original owner of the lease has the option to elect to participate as a 25% working interest owner with a 20.625% net revenue interest. Through Federal and State lease auctions Infinity-Wyoming has expanded its acreage position in the project by 13,404 acres, bringing its total acreage in the project to 29,404 acres. Infinity-Wyoming has drilled and completed ten gas wells and two disposal wells. The first five wells drilled on the Pipeline prospect were connected to commercial pipeline facilities and began producing gas in August 2001 while five additional wells drilled on the acreage were connected to the commercial pipeline facilities March 18, 2002. Infinity-Wyoming has obtained permits for 36 additional gas and 3 additional saltwater disposal wells on the Pipeline project. Nine of the additional gas wells for which Infinity-Wyoming has obtained permits have been drilled and are awaiting completion.

     Reserve reports for the Pipeline project prepared by independent petroleum engineers as of December 31, 2001 show total proved producing reserves of 4,112,300 MCF net to Infinity-Wyoming's interest, with a discounted future net cash flow before income taxes of $4,557,700. The wells that these reserves are associated with began producing gas on August 2, 2001. In addition to the proved producing reserves as of December 31, 2001 Infinity-Wyoming classified for four offset locations as proved undeveloped reserves. These four locations are estimated to have reserves of 5,112,300 MCF net to Infinity-Wyoming's interest, with discounted future net cash flow before income taxes of $4,199,000.

     Infinity-Wyoming acquired leases on 16,237 acres of coal bed methane property in the Piceance Basin in Northwestern Colorado in November 2000. Infinity-Wyoming acquired a 100% working interest in the property. Under the terms of the lease agreement Infinity-Wyoming must drill a total of five wells within the first five years of the lease. Infinity-Wyoming acquired an additional 3,788 acres of leasehold adjacent to its original Piceance Basin Acreage. Infinity-Wyoming obtained a ten-year lease that requires an annual minimum royalty fee of $1.50 per acre for the first 5 years and $2.00 for the last five years of the lease. Infinity-Wyoming acquired a 100% working interest and an 84.5% net revenue interest in the acreage.

     Infinity-Wyoming has signed a letter of intent to acquire the lease on 106,000 acres of a prospective coal-bed methane play in the Sand Wash Basin of Colorado. Infinity-Wyoming has until April 22, 2002 to complete its due diligence and make a decision to complete the acquisition.

     CIS-Oklahoma, Inc. owns the real property and facilities that Infinity and Consolidated occupy in Chanute and Ottawa, Kansas, Bartlesville, Oklahoma and Gillette, Wyoming. In addition to the purchase of the original facilities, the Bartlesville, Oklahoma facility was expanded with the completion of a new office and shop facility at a cost of approximately $438,000. These properties were purchased with the proceeds from and serve as collateral for loans that were established with local sources.

     CIS Oil and Gas, Inc. previously held 450,000 shares of Evergreen Resources, Inc. common stock beginning in December 1998 when it sold its interest in a coal bed methane property in the Raton Basin of Southern Colorado. During the fiscal year ended March 31, 2001 CIS Oil and Gas, Inc. sold 225,000 shares of the Evergreen Resources, Inc. common stock and in April 2001 sold the remaining 225,000 shares that it owned. This stock was used as collateral for loans that were paid back when the stock was sold.

     Infinity Nicaragua Ltd. and Infinity Nicaragua Offshore Ltd. (the Infinity Nicaragua companies) are wholly owned subsidiaries of Infinity and incorporated in the Bahamas. The Infinity Nicaragua companies together own a majority interest in Rio Grande Resources S.A. (Rio Grande). Rio Grande is a Nicaraguan company. Pursuant to Nicaraguan law, Nicaraguan companies must have a minimum of three shareholders and there are three shareholders of Rio Grande. The Infinity Nicaraguan companies own 71% of Rio Grande with a contract right to acquire an additional 27.2% of Rio Grande, in connection with capital that has been contributed to Rio Grande by the Infinity Nicaraguan companies. Rio Grande was awarded concessions to develop two offshore blocks in Nicaragua. The Instituto Nicaraguense de Energia, the Nicaraguan governmental entity regulating oil and gas activities, refuses to now recognize the concessions awarded to Rio Grande. The dispute has been briefed and it resides in the Nicaraguan Supreme Court. The Infinity Nicaragua companies, have funded legal and technical services that have resulted in the Infinity Nicaragua companies increasing their ownership of Rio Grande. Since 1999, Infinity has invested approximately $745,000 in the Infinity Nicaraguan companies that has, in turn, been invested in Rio Grande. Such investments have included Infinity overhead allocations, legal fees and due diligence efforts expended, first, in evaluating the concessions and then, second, in seeking government and judicial recognition of the validity of the concessions. Infinity chose to impair its investment in the Infinity Nicaraguan companies by $350,000 at December 31, 2001. Should the Nicaraguan Supreme Court find for Rio Grande and recognize the validity of the concessions, it is the current intention of Rio Grande to attract a third party company to develop the concessions on terms that will provide Rio Grande with a future return on its investment. An unsuccessful effort to defend the concessions will result in a future impairment of investment of the remaining investment plus any future investment that Infinity might incur.

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

     Consolidated provides services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping and water hauling. Consolidated previously provided on-site remediation services for hazardous and non-hazardous waste, and operated a centralized water treatment facility and facilities to treat brine water produced by oil and gas wells. The Cheyenne, Wyoming waste-water treatment facility operates on a limited basis.

     The Infinity-Kansas and Infinity-Wyoming subsidiaries are engaged in the acquisition and development of oil and gas properties. The activities of these companies focus on the acquisition of interests that allow Infinity and its subsidiaries to utilize its experience gained and assets owned as the largest oil and gas well service provider in Eastern Kansas and Northeastern Oklahoma. Infinity-Kansas's current interest focuses on the production of oil from an enhanced oil recovery project in the Cherokee Basin of Eastern Kansas. Infinity-Wyoming has acquired an interest in the Green River Basin of South West Wyoming for the purpose of producing coalbed methane gas. For a complete description of the properties and the activities related to these properties see "Item 2. Description of Property - Oil and Gas Interest in Leasehold Acreage".

COMPETITION

     Consolidated's oilfield services business has limited competition in Eastern Kansas. In Northeastern Oklahoma, Consolidated competes with Halliburton, BJ Services, and several small local companies. Consolidated's bulk materials facilities, experienced work force, and well maintained fleet of service vehicles puts it in a competitive position to maintain revenues in these locations.

     Consolidated continues to see competition from three major service companies: Halliburton, BJ Services, and Dowell through out Wyoming; and multiple smaller cementing companies in Northeastern Wyoming. Consolidated may be at a competitive disadvantage when compared to the major companies that are well established with substantial financial resources. These companies can redirect assets and manpower, much like Consolidated has done, to insure that resources to meet the growing demand are available. Some of the exploration and development companies in this area also have the resources available to develop their own service providers. Consolidated's ability to provide services that meet the market demand in a timely manner while providing quality service to the wells will be crucial to Consolidated's ability to compete in this extremely active market.

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

MAJOR CUSTOMERS

     Consolidated provided oil field services to over 350 customers during the nine-month transition period ended December 31, 2001. Amvest Osage and CMS Energy purchased $1,332,878 and $1,302,481 in services, respectively, or about 11% each of total revenue. During the nine-month transition period Prima Oil and Gas and Eakin Exploration, the largest purchasers of oil field services in the fiscal year ended March 31, 2001 purchased $543,226 and $897,968 in services, respectively, or about 4.7% and 7.8%, respectively, of total revenue.

     Consolidated provided oil field services to over 450 customers during the fiscal year ended March 31, 2001. Prima Oil and Gas and Eakin Exploration purchased $644,925 and $616,139 in services, respectively, or about 7.3% and 7.0%, respectively, of total revenue.

     Consolidated does not have any long-term contracts with any of the major customers set forth above.

EMPLOYEES

     Infinity and its subsidiaries currently have approximately 98 employees. Consolidated has 87 employees in its oil field services business, Infinity-Wyoming has 7 employees in its oil and gas exploration business, and Infinity has 4 employees in administrative positions. Additional employees will be hired as the development of business requires.

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

     Consolidated, Infinity-Kansas, and Infinity-Wyoming currently own or lease properties that are being used for the disposal of drilling and produced fluids from exploration and production of oil and gas and for other uses associated with the oil and gas industry. Although these subsidiaries follow operating and disposal practices that it considers appropriate under applicable laws and regulations, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the subsidiaries or on or under other locations where such wastes were taken for disposal. Infinity could incur liability under the Comprehensive Environmental Response, Compensation and Liability Act or comparable state statutes for contamination caused by wastes it generated or for contamination existing on properties it owns or leases, even if the contamination was caused by the waste disposal practices of the prior owners or operators of the properties. In addition, it is not uncommon for landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of produced fluids or other pollutants into the environment.

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

     Infinity-Wyoming estimates it will spend approximately $6,000 per well for containment facilities during drilling operations and approximately $500,000 to obtain permits for, drill and equip four water disposal wells to handle water produced from oil and gas wells during the calendar year ending December 31, 2002. It will cost Infinity-Wyoming approximately $35,000 per year to operate these disposal wells.

     Infinity-Wyoming expects to be asked to do a complete environmental impact study on the Labarge acreage by the Bureau of Land Management before it can continue development of the property. It estimates that the study will cost between $350,000 and $700,000 and will take 6 to eight months to complete. Infinity-Wyoming management has met will the Bureau of Land Management to discuss the requirements for the study and continue to provide information to the regulatory agency concerning the development of the acreage. Under the terms of the lease agreement the lease can be extended by the lessee's grant of an extension or Infinity-Wyoming can invoke a "force mejeur" provision within the lease agreement for the period of time required to complete the environmental impact study.

ITEM 2.  DESCRIPTION OF PROPERTY

BUSINESS PROPERTIES

     Infinity's headquarters are located at 211 West 14th Street, Chanute, Kansas 66720, along with the headquarters and some of the operating facilities of Consolidated. This facility and other Consolidated facilities in Bartlesville, Oklahoma and Ottawa, Kansas were purchased in November of 1999 by the CIS-Oklahoma, Inc. subsidiary. CIS-Oklahoma also acquired facilities in Gillette, Wyoming for $140,000, which included office and shop facilities for Consolidated's operations. Funds for the acquisitions were obtained through a loan from a local bank, secured by the Kansas and Wyoming properties. The loan was for $350,000 for a period of seven years with an adjustable interest rate of 8.5% per annum. Effective November 2001, the interest rate was adjusted to 5.25%. Monthly payments on this loan are approximately $6,400 and the loan balance was $298,474 at December 31, 2001. Consolidated also added new shop and office facilities to its Bartlesville, Oklahoma location at a cost of approximately $438,000. The expansion was financed from cash flow and with a ten-year, 9 1/4% note with a local bank. The note had a balance of approximately $359,000 at December 31, 2001 and has monthly payments of approximately $4,900.

     Consolidated is based on the business and operations acquired in January of 1994 and Powder River Cementers, LLC purchased in August of 1999. This subsidiary provides numerous services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping and water hauling. Consolidated provides these services out of service facilities it owns in Chanute and Ottawa, Kansas; Bartlesville, Oklahoma; and Gillette and Rock Springs, Wyoming utilizing a fleet of approximately 140 vehicles. These vehicles were specifically designed to provide service to oil and gas well operators working at depths ranging from 100 to 4,000 feet as is usually the case in Eastern Kansas, Northeastern Oklahoma, and the coal bed methane development of the Powder River and Green River Basins of Wyoming.
The service vehicles are part of the collateral for a revolving note and term loan with interest rates of 6.5% and 6.75%, respectively. The payment on the term loan is $46,361 per month with a final payment of approximately $889,000 due in February 2002. Consolidated has also purchased vehicles using financing from manufacturers. These loans have terms of 12 to 72 months with interest rates ranging from 7.6% to 11%. As of December 31, 2001, Consolidated was making monthly payments of approximately $50,000 under these loans. Consolidated obtained a new credit facility in January 2002 and subsequently paid the balance of the revolving note, term loan and many of the vehicle notes. (See "Liquidity and Capital Resources" for a complete discussion of the refinancing.)

     Consolidated leases property near Cheyenne, Wyoming, which is the site of the brine water treatment facility. Rent on this land lease is $1,000 per year. The lease is for a term of twenty-five years beginning July 1994, but may be terminated by Consolidated at any time on written notice.

OIL AND GAS INTEREST IN LEASEHOLD ACREAGE

     In February of 2000 Infinity-Kansas acquired, through a joint venture with Verde Oil Company ("Verde"), a 100% working interest before payout in an 80-acre, Verde operated lease in the Cherokee Field in Southeast Kansas known as the Manson Lease. At the time of the purchase there were five producing wells on the lease. As a 100% working interest owner, Infinity-Kansas is responsible for all costs associated with the operation of the property as a polymer augmented water flood project. This involves the injection of a water and polymer solution into injection wells to force oil out of the producing reservoir. The polymer increases the viscosity of the fluid, which helps to force oil out of geological formations toward the producing wells. Total capital costs of this enhanced oil recovery project were approximately $1,200,000 for the drilling of 16 injection wells, 16 producing wells and 1 water supply well, installation of oil gathering facilities, and installation of the injection facilities on the property.

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

     Infinity-Kansas acquired a 31.25% interest in a 5,120 acre river sand prospect in Stanton County, Kansas for $56,000, or $35.00/acre.
Infinity-Kansas contributed $66,250 for the drilling of one exploratory well on the acreage and has committed to contribute $15,000 for a 3-D seismic study to be completed across the acreage.

     Infinity-Wyoming acquired a working interest in approximately 24,500 acres of Coal Bed Methane mineral leases in the Labarge area of the Green River Basin of South Central Wyoming in March 2000. Infinity-Wyoming acquired the leasehold for $1.1 million, or approximately $45.50 per acre and has spent approximately $565,000 associated with perfecting the leases and lease rental and bonus payments for a total leasehold investment of $1,636,085 or approximately $76.81 per acre on the 21,300 acres still remaining under lease. The lease on approximately 3,200 acres of the original fee lease has expired and Infinity-Wyoming has been unable to renew the lease. The lease on approximately 16,526 acres of the property is subject to 30% participation election by the original lessee of the acreage. If the party chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated revenue interest is retained by Infinity-Wyoming until the individual well has generated earnings to recover the cost of the well plus the 300% non-consent penalty. Infinity-Wyoming acquired a 100% working interest, with no working interest provisions, and an approximate 80% net revenue interest on the remaining 4,774 acres of the property.

     Infinity-Wyoming has incurred $1,934,000 through December 31, 2001 to permit, drill and run production casing in 5 wells, re-enter and evaluate an existing well-bore for use as a disposal well and drill one water monitoring well. Subsequent to December 31, 2001 Infinity-Wyoming has incurred approximately $1,300,000 in additional cost to perforate, stimulate and complete the Labarge wells. Interest expense and finance charges of approximately $796,000 have also been capitalized to the Labarge prospect. Infinity-Wyoming began dewatering these wells in March 2002 and expects first gas sales to occur in the second quarter of the current year.

     The Pipeline prospect was acquired in July of 2000 with the acquisition of 14,940 acres of leasehold for $298,800, or $20 per acre. Infinity-Wyoming also acquired an additional 1,060 acres from the original leaseholder. This acreage is also in the Greater Green River Basin of Wyoming, but is separate from Infinity-Wyoming's Labarge acreage. Infinity-Wyoming acquired an initial 100% working interest and an 82.5% net revenue interest in the property. The original owner of the lease has the option to elect to participate as a 25% working interest owner with a 20.625% net revenue interest. Through Federal and State lease auctions and fee acquisitions Infinity-Wyoming has expanded its acreage position in the project by 13,404 acres for which Infinity-Wyoming borrowed approximately $405,000 to purchase approximately 5,000 of those acres, bringing its total acreage in the project to 29,404 acres. The notes associated with this transaction must be repaid by April 17, 2002. Including legal fees, permitting, lease bonus payments and acquisition fees Infinity-Wyoming has invested $2,323,149, or $79.01 per acre in the project. The first five wells drilled on the Pipeline prospect were connected to commercial pipeline facilities and began producing gas in August 2001. Infinity-Wyoming spent approximately $3,107,855 to drill, complete, and stimulate the first five wells drilled to the Almond formation on the Pipeline project and connect the wells to the sales compressor and water disposal well. This equates to approximately $0.76 in finding cost per mcf of proved developed reserves at December 31, 2001. Five additional wells drilled on the acreage were connected to the commercial pipeline facilities March 18, 2002.

Infinity-Wyoming has obtained permits for 36 additional gas and 3 additional saltwater disposal wells on the Pipeline project. Four of the additional gas wells on which Infinity-Wyoming has received permits have been drilled in the first quarter of 2002 and are awaiting completion. Infinity-Wyoming has incurred costs of $5,616,127 as of December 31, 2001 to develop the property. In addition to the direct cost incurred on the property, Infinity-Wyoming has capitalized interest and financing costs of $2,257,735 to the property.

     Infinity-Wyoming acquired leases on 16,237 acres of coal bed methane property in the Antelope field of the Piceance Basin in Northwestern Colorado in November 2000 for the equivalent of approximately $36.00 per acre in cash and stock and has capitalized $29,875 in interest to the property. Infinity-Wyoming acquired a 100% working interest and an 81.5% net revenue interest in the property. Under the terms of the lease agreement Infinity-Wyoming must drill a total of five wells within the first five years of the lease. Infinity-Wyoming has acquired an additional 3,788 acres at Federal and State auctions for a cost of $10,762 or an average of $2.84 per acre.

     The following table set forth the oil and gas lease acreage and the number of wells producing and drilled as of March 31, 2000 and 2001. There was no acreage owned or wells producing or drilled as of March 31, 1999.

                                March 31,           March 31,         December 31,
                                  2000                2001               2001
                            Gross      Net      Gross      Net     Gross     Net
                            ------    ------    ------    ------   ------   ------
Labarge Undeveloped Acres   24,500    19,600    24,500    19,600   21,300   17,040
Labarge Developed Acres          -         -         -         -        -        -
Labarge Producing Wells          -         -         -         -        -        -
Labarge Exploratory Wells
 Drilled                         1         1         1         1        4        3
Labarge Development Wells
 Drilled                         -         -         -         -        -        -

Pipeline Undeveloped Acres       -         -    29,404    24,865   28,764   24,324
Pipeline Developed Acres         -         -         -         -      640      528
Pipeline Producing Wells         -         -         -         -        5        4
Pipeline Exploratory Wells
 Drilled                         -         -         5         4       13       11
Pipeline Development Wells
 Drilled                         -         -         1         1        1        1

Antelope Undeveloped Acres       -         -    16,237    13,233   20,025   16,270
Antelope Developed Acres         -         -         -         -        -        -
Antelope Producing Wells         -         -         -         -        -        -
Antelope Exploratory Wells
 Drilled                         -         -         -         -        -        -
Antelope Development Wells
 Drilled                         -         -         -         -        -        -

Cherokee Undeveloped Acres       -         -         -         -        -        -
Cherokee Developed Acres        80        64        80        64       80       64
Cherokee Producing Wells         2         2        21        17       21       17
Cherokee Exploratory Wells
 Drilled                         -         -         -         -        -        -
Cherokee Development Wells
 Drilled                        17        14        16        13        -        -




Page 11



Owl Creek Undeveloped Acres      -         -         -         -        -        -
Owl Creek Developed Acres        -         -     2,000     1,750    2,000    1,750
Owl Creek Producing Wells        -         -       109        95      109       95
Owl Creek Exploratory Wells
 Drilled                         -         -         -         -        -        -
Owl Creek Development Wells
 Drilled                         -         -         -         -        -        -


OIL AND GAS RESERVES

     The table below sets forth the quantities of proved reserves as determined by independent petroleum engineers Fairchild and Wells, Inc. All of these proved reserves were located in the continental U.S., and the present value of estimated future net revenues from these reserves is on a non-escalated basis discounted at 10 percent per year as of period indicated. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to December 31, 2001.

                                                                      December 31,
                                March 31, 2000     March 31, 2001         2001
                                --------------     --------------     ------------
Estimated Proved Gas
 Reserves (MCF)                        --             9,144,761         9,224,600
Estimated Proved Oil
 Reserves (BLS)                   110,500               444,573           138,164
Present Value of Future
 Net Revenues (before
 future income tax expense)    $1,684,144           $19,562,166       $ 9,936,459

     Reference should be made to Note 15 (Supplemental Oil and Gas Information
- Unaudited) to the consolidated financial statements for additional information pertaining to the proved oil and gas reserves.

     In May 2001, a report was filed with the United States Department of Energy for the year 2000 which showed total proved net gas reserves of 558,953,000 MCF of gas related to our Labarge prospect. The gas reserves reported to that agency were included in the gas reserves initially shown in Infinity's Annual Report on Form 10-KSB for the year ended March 31, 2001. The amounts in that report were restated in August 2001 to remove the 558,953,000 MCF of reserves which were previously included as of March 31, 2001, in response to engineering comments received from the staff of the Securities and Exchange Commission. The gas proved reserves associated with the Pipeline prospect as of March 31, 2001, were not reported to the Department of Energy because these reserves had not been determined at the time that report was filed. No oil reserves were reported to the Department of Energy because Infinity-Kansas is not the operator of the property in which it holds the oil reserves. As of the date of this report, no additional requests for information have been received from or reports of reserve information provided to any regulatory or governmental agency.

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

     For the nine-month transition period ended December 31, 2001 Infinity-Kansas produced 29,289 barrels of oil and no gas. Infinity-Kansas received an average selling price of $21.26 per barrel for the oil sold and incurred $17.05 per barrel, or $499,264, in operating expenses and taxes to produce the oil. Infinity-Wyoming received an average selling price of $1.76 per mcf for the 128,998 mcf and $18.51 per barrel for the oil sold from the Pipeline property during the nine-month period ended December 31, 2001. These sales prices equal an average sales price of $2.66 per mcf equivalent sold from the property. Infinity-Wyoming incurred $1.43 per mcf equivalent, or $575,376, in operating expenses and taxes to produce the oil and gas.

DELIVERY COMMITMENTS

     Infinity-Wyoming entered into a gas gathering and transportation contract with Duke Energy Field Services in which Duke Energy Field Services will build gas gathering laterals and install compression facilities to deliver gas produced from the Pipeline wells to the Overland Trail Transmission pipeline. Infinity-Wyoming will pay a gathering fee of $0.40 per mcf until 3,350,000 mcf have been produced, then the fee reduces to $0.25 per mcf. Infinity-Wyoming is obligated to deliver 600,000 mcf the first year, 1,500,000 mcf the second year and 1,250,000 the third year. The Pipeline sales volumes will also be subject to a $0.15 per MMBTU charge for access onto the Overland Trail Transmission line.

     Infinity-Wyoming has entered into a gas sales contract that requires it to provide 1,000 mcf of gas a day from its Pipeline wells for which it will receive $1.80 per mcf. This contract begins April 1, 2002 and expires October 31, 2002. Infinity-Wyoming will receive the CIG Pipeline index price for each mcf of gas in excess of 1,000 mcf a day delivered onto the Overland Trail Transmission line. Infinity and its subsidiaries presently have no other agreements or commitments to provide quantities of oil or gas in the future.

ITEM 3. LEGAL PROCEEDINGS

Blue Green Corporation of the Rockies Lawsuit
Weatherford Enterra Compression Co. Lawsuit

     Weatherford Enterra Compression Co. ("Weatherford") filed a complaint against Infinity's subsidiary, CIS Oil and Gas, Inc. in the Nueces County (Texas) County Court. The subsidiary was served with a copy of the Texas lawsuit in January 1999. According to documents received from Infinity's legal counsel, Weatherford is seeking damages of between $100,000 and $135,000 in rental payments and reimbursement for interest, court costs and attorney fees. CIS Oil and Gas, Inc. contracted with Weatherford to rent a natural gas compressor as part of its natural gas gathering system in the Raton Basin of Colorado. The compressor broke down frequently and a dispute arose as to the amounts due Weatherford under the lease. Potential damages are not covered by insurance. But, in a Purchase and Sale Agreement between CIS Oil and Gas, Inc. and Evergreen executed in January 1999, Evergreen assumed all responsibility for resolving all claims made by Weatherford. Infinity believes it has no liability in relation to the claims and that the claims will not have an
impact on the liquidity of Infinity.   In June 2000 Evergreen settled
Weatherford's claims against CIS Oil and Gas, Inc. and the lawsuit was dismissed on August 3, 2001.

     There are no other pending material legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the third quarter of the nine-month transition period covered in this Report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Principal Market or Markets. Infinity's Common Stock began trading on the Nasdaq Small-Cap Market on June 29, 1994, under the symbol "IFNY." The following table sets forth the high and low closing sale prices for Infinity's securities as reported by the Nasdaq Stock Market.

     Quarter Ended                         High         Low
     -------------                         ----         ---
     June 30, 1999                        $ 3.38      $ 1.06
     September 30, 1999                     2.69        1.56
     December 31, 1999                      2.69        1.63
     March 31, 1999                         8.56        1.63

     June 30, 2000                          7.13        5.25
     September 30, 2000                    10.00        5.63
     December 31, 2000                      9.00        4.25
     March 31, 2001                        10.19        6.19

     June 30, 2001                         12.44        8.25
     September 30, 2001                    11.04        7.95
     December 31, 2001                     11.40        9.05

     Approximate Number of Holders of Common Stock. The number of record holders of Infinity's $0.0001 par value common stock at March 1, 2002, was 202 and the Company believes it has over 1,500 beneficial owners of such stock.

     Dividends. Holders of common stock are entitled to receive such dividends as may be declared by Infinity's Board of Directors. No dividends have been paid with respect to Infinity's common stock and no dividends are anticipated in the foreseeable future. Pursuant to the terms of the Loan Agreement with CIT Group/Credit Finance, Inc., Infinity's Consolidated Oil Well Services, Inc. subsidiary is prohibited from paying any dividends to the Infinity during
the term of that agreement. (See "Item 6.   Liquidity and Capital Resources")

     Sales of Unregistered Securities. During the quarter ended December 31, 2001, Infinity did not issue any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This Annual Report on form 10-KSB contains forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of 1995), and information relating to Infinity and its subsidiaries that is based on beliefs of management. When used in this Report, the words "estimate, " "project," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Infinity with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Infinity does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Infinity and its operating subsidiaries Infinity-Wyoming, Infinity-Kansas and Consolidated are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage, and providing oil and gas well services. Infinity's acquisition strategy focuses on acreage or strategic alliances that allow Infinity to utilize its service equipment and the experience gained as Consolidated became the largest oilfield service company in Eastern Kansas and Northeast Oklahoma while developing the acreage. Infinity's primary focus is on the development of its coal bed methane properties located on 50,704 gross acres in the Green River Basin of Wyoming and 20,025 gross acres in the Piceance Basin of Colorado, the development of an enhanced oil recovery project located on 80 acres in the Cherokee Basin of Eastern Kansas and on providing oil and gas well service in Eastern Kansas, Northeast Oklahoma, and in the Powder River Basin of Wyoming. Infinity's involvement in the wastewater disposal industry through its wastewater division has been scaled back significantly with only limited operations occurring at the Cheyenne, Wyoming facility.

RESULTS OF OPERATIONS FOR THE NINE-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2001 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 2001

     Infinity's operations have been focused on providing oil field services to customers in Eastern Kansas, Northeast Oklahoma, and Northeast Wyoming while it evaluated and acquired leasehold acreage that it could explore for oil and gas reserves. Beginning in fiscal year ended March 31, 2000, Infinity-Kansas and Infinity-Wyoming began oil and gas exploration, development and production activities in Kansas and Wyoming. Infinity-Wyoming anticipated drilling 40 to 50 coal-bed methane gas wells during the fiscal year that would end March 31, 2002. The drilling program was successful in drilling 9 coal-bed methane wells, and one water disposal well by December 31, 2001. Another coal-bed methane well that was drilled during the year had to be plugged and abandoned due to well control issues. In addition to the wells drilled, Infinity-Wyoming has obtained drilling permits to drill 36 coal-bed methane wells and 3 water disposal wells and has submitted permit applications on 12 additional coal-bed methane wells. Four permitted wells were drilled subsequent to December 31, 2001. Infinity-Wyoming anticipates drilling the remaining permitted wells during the current calendar year with Consolidated providing all of the cementing and stimulation work on the wells.

Oil Field Service Operations

     During the nine-month transition period ended December 31, 2001, Consolidated generated $9,853,624 in net revenue and cost of goods sold of $5,154,495 compared to revenues of $8,476,385 and cost of goods sold of $4,665,781 for the fiscal year ended March 31, 2001. For the nine-month transition period ended December 31, 2001 Consolidated also generated $515,815 in revenue and $367,783 in cost of goods sold related to inter-company sales to Infinity-Wyoming which were eliminated from the Infinity, Inc. and Subsidiaries Consolidated Statement of Income.

     Fracturing services and related sales for the oil field service segment, after inter-company eliminations, resulted in $4,176,557 in revenue, a $924,648, or 28%, increase from $3,251,909 in revenue for the fiscal year ended March 31, 2001. During these same periods the materials costs associated with fracturing services, net of inter-company eliminations, increased $71,737, or 17%, from $429,524 in the fiscal year ended March 31, 2001 to $501,261 in the nine-month transition period. The increase in revenues was mainly due to a 25% increase in the base charge per job for the equipment being used. The number of fracturing jobs performed in the nine-month transition period was only four less than the number of jobs performed in the fiscal year ended March 31, 2001.

     Sales of cement services and cement and cement additives, net of inter-company eliminations, resulted in $4,764,709 in revenue for the nine-month transition period ended December 31, 2001 compared to revenue of $4,540,142 for the fiscal year ended March 31, 2001. The 5% increase in revenue was partially offset by a $115,297, or 10% increase in the cost of the cement and cement additives. Consolidated implemented a 10% increase in base equipment charges for cementing equipment effective April 1, 2001. Consolidated performed 93 less cementing jobs in the nine-month transition period ended December 31, 2001 compared to the fiscal year ended March 31, 2001. However, the number of cement jobs performed from the Gillette, Wyoming camp increased by 116 jobs while cement jobs performed in Eastern Kansas from the Ottawa and Chanute, Kansas facilities decreased by 201 jobs. The jobs completed in Gillette typically generate 25% to 40% more revenue than jobs performed in Eastern Kansas.

     Sales of acid and acid services increased $228,024, or 33%, to $912,358 in the nine-month transition period ended December 31, 2001 from $684,334 in the fiscal year ended March 31, 2001. The cost of materials used in providing acid services increased to $251,913 in the nine-month transition period from $117,020 in the fiscal year ended March 31, 2001. While Consolidated performed 50 less acid jobs during the transition period ended December 31, 2001 than in the fiscal year ended March 31, 2001, the average revenue per job increase 41% due to 20% increase in equipment charges and a 39% increase in revenue generated by the sale of acid used in the jobs.

     The direct cost of personnel and equipment, net of inter-company eliminations, increased to $3,237,127 in the nine-month transition period from $2,803,346 in the fiscal year ended March 31, 2001. The increase in cost was due to the increase in employees through the period, the increase in vehicle maintenance cost and the increase in fuel cost necessary to perform the volume of jobs performed.

     Indirect expenses incurred during the nine-month transition period by Consolidated increased $186,248 compared to the fiscal year ended March 31, 2001 due to a $64,122 increase in bad debt expense and a $102,316 increase in worker compensation insurance. Consolidated incurred additional worker's compensation insurance premium during the current period in Wyoming. Consolidated inadvertently did not pay premiums from the time it began operations in Wyoming in June 1999 as required in the state and was required to pay past due premiums. Consolidated was not penalized for non-payment and did not have to pay interest due to the circumstances surrounding the non-payment.

     Other income and expense for Consolidated during the nine-month transition period increased to a net expense of $245,319 compared to a net expense of $131,388 for the fiscal year ended March 31, 2001. Consolidated incurred a loss of $77,641 on the sale of assets in the transition period compared to a gain of $136,538 in the period ended December 31, 2001. The increase in other expense due to the loss on the sale of other assets was partially offset by a reduction in interest expense from $314,977 in the period ended March 31, 2001 to $194,016 in the transition period. The reduction in interest expense was due to the decrease in outstanding debt during the period.

     Net income for the oil field service segment increased to $1,917,800 for the nine-month transition period ended December 31, 2001 compared to net income of $1,342,468 for the fiscal year ended March 31, 2001.

Oil and Gas Production

     During the nine-month transition period ended December 31, 2001 Infinity-Kansas generated revenue from oil sales of $622,607 and operating costs of $499,264 compared to revenue of $375,978 from oil sales and operating expenses of $220,839 in the fiscal year ended March 31, 2001. Infinity-Kansas also recognized depreciation and depletion expense of $49,066 for the nine-month transition period compared to $64,860 for the fiscal year ended March 31, 2001.

     Infinity-Wyoming began selling oil and gas production from its Pipeline project in the Greater Green River Basin of Wyoming and generated $1,070,198 in revenue and incurred operating expenses of $575,376 during the nine month transition period ended December 31, 2001. Infinity-Wyoming also recognized depreciation and depletion expense of $81,166 on its producing properties during the transition period.

     During the nine-month transition period ended December 31, 2001 the oil and gas production subsidiaries incurred $368,528 in other operating expenses compared to $53,943 in other operating expenses during the fiscal year ended March 31, 2001. The increase in other operating expenses related to the operating and staffing of the Denver headquarters of Infinity-Wyoming, and the production field office in Rock Springs, Wyoming.

     Net income for the nine-month transition period ended December 31, 2001 increased to $140,411 compared to $39,255 for the fiscal year ended March 31, 2001.

Environmental Services

     The environmental services segment generated revenue of $7,724 and incurred $30,800 in cost of goods sold during the nine-month transition period ended December 31, 2001 compared to revenue of $7,906 and cost of goods sold of $92,275 during the period ended March 31, 2001. Operating expenses of $51,700 were incurred in the transition period compared to operating expenses of $108,381 incurred in the fiscal year ended March 31, 2001. The net loss for the environmental services segment decreased to a net loss of $73,275 in the nine-month transition period compared to a net loss of $191,000 in the fiscal year ended March 31, 2001. This segment provides limited wastewater disposal services to third parties consisting of industrial and oil field customers in the Cheyenne, Wyoming vicinity.

Corporate Activities

     Expenses incurred in corporate activities were $1,352,836 for the nine-month transition period ended December 31, 2001 compared to expenses of $821,829 for the fiscal year ended March 31, 2001. Corporate activities include the salaries of four administrative employees (including Infinity' President and Chief Financial Officer), travel expenses, professional fees relating to Exchange Act reports, and shareholder relations costs. For the nine-month transition period ended December 31, 2001 the expenses for corporate activities also included $600,050 of impairment related to the write-down of the carrying value of certain investments Infinity had made.

     During the nine-month transition period ended December 31, 2001 Infinity recognized a gain of $5,128,280 on the sale of 225,000 shares of Evergreen Resources common stock compared to a gain of $2,780,044 on the sale of 225,000 shares of Evergreen Resources common stock in the period ended March 31, 2001. The gain on the sale of the Evergreen Resources stock was partially offset by $1,793,426 in interest expense on the loans that were secured by the securities in the nine-month transition period compared to $702,042 in interest expense that was incurred on the loans in the fiscal year ended March 31, 2001. Costs of $1,036,499 were also incurred for unwinding the financing agreements secured by the Evergreen Resources common stock, which were capitalized to the coal-bed methane properties that Infinity-Wyoming is developing.

     Net income before taxes was $4,130,451 for the nine-month transition period ended December 31, 2001 compared to net income before taxes of $2,477,344 in the fiscal year ended March 31, 2001. Deferred income tax of $1,590,056 was recognized in the transition period compared to $710,000 for the fiscal year ended March 31, 2001. Net income after taxes for the transition period ended December 31, 2001 was $2,540,395 compared to net income after taxes of $1,767,344 for the period ended March 31, 2001.

RESULTS OF OPERATIONS FOR THE NINE-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2001 COMPARED TO THE COMPARABLE UNAUDITED NINE-MONTH PERIOD ENDED DECEMBER 31, 2000

Oil Field Service Operations

     During the nine-month period ended December 31, 2001, Consolidated generated $9,853,624 in revenue and cost of goods sold of $5,154,495 compared to revenues of $5,897,988 and cost of goods sold of $3,094,815 for the nine-month period ended December 31, 2000. For the nine-month period ended December 31, 2001 Consolidated also generated $515,815 in revenue and $367,783 in cost of goods sold related to inter-company sales to Infinity-Wyoming which were eliminated from the Infinity, Inc. and Subsidiaries Consolidated Statement of Income.

     Fracturing services and related sales for the oil field service segment, after inter-company eliminations, resulted in $4,176,557 in revenue during the nine-month period ended December 31, 2001, a $1,930,615, or 86%, increase from $2,245,942 in revenue for the comparable period in 2000. During these same periods the materials costs associated with fracturing services, net of inter-company eliminations, increased $140,517, or 39%, from $360,744 in the nine months ended December 31, 2000 to $501,261 in the nine-month period in 2001. The increase in revenues was due to a 25% increase in the base charge per job for the equipment being used and a 27% increase in the number of fracturing jobs performed in the nine-month period ended December 31, 2001 compared to the nine-month period ended December 31, 2000. The cost of materials increased due to the increase in the number of jobs performed and the increase in the cost and volumes of sand and fracturing chemicals used in the jobs performed.

     Sales of cement services and cement and cement additives, net of inter-company eliminations, resulted in $4,764,709 in revenue for the nine-month period ended December 31, 2001 compared to revenue of $3,127,654 for the nine months ended December 31, 2000. The 52% increase in revenue was partially offset by a $457,826, or 62% increase in the cost of the cement and cement additives. Consolidated implemented a 10% increase in base equipment charges for cementing equipment effective April 1, 2001 and performed 357 more cementing jobs in the nine-month period ended December 31, 2001 compared to the nine months ended December 31, 2001. Materials costs increased due the shift to performing 52% more jobs from the Gillette facility where the jobs require more materials and a 21% increase in the total number of cement jobs performed.

     Sales of acid and acid services increased $387,966, or 74%, to $912,358 in the nine-month period ended December 31, 2001 from $524,392 in the nine-month period ended December 31, 2000. The cost of materials used in providing acid services increased to $251,913 in the nine-month period ended December 31, 2001 from $82,854 in the nine months ended December 31, 2000. While Consolidated performed 121 more acid jobs during the nine months ended December 31, 2001 than in the nine-month period ended December 31, 2000, the average revenue per job increased 49% due to 20% increase in equipment charges and a 139% increase in revenue generated by the sale of acid used in the jobs.

     The direct cost of personnel and equipment, net of inter-company eliminations, increased to $3,237,127 in the nine-month period ended December 31, 2001 from $1,913,815 in the nine-month period ended December 31, 2000. The increase in cost was due to the increase in employees through the period, the increase in vehicle maintenance cost and the increase in fuel cost necessary to perform the volume of jobs performed.

     Indirect expenses incurred during the nine-month period ended December 31, 2001 by Consolidated increased $893,795 compared to the nine-month period ended December 31, 2000 due to a $78,658 increase in bad debt expense and a $121,065 increase in worker compensation insurance. Consolidated incurred additional worker's compensation insurance premium during the current period in Wyoming. Consolidated inadvertently did not pay premiums from the time it began operations in Wyoming in June 1999 as required in the state and was required to pay past due premiums. Consolidated was not penalized for non-payment and did not have to pay interest due to the circumstances surrounding the non-payment. Consolidated also had a $258,100 increase in depreciation and amortization due to the substantial increase in depreciable service equipment and a $195,181 increase in employee costs due to the increase in the number of hours worked by employees to complete the jobs.

     Other income and expense for Consolidated during nine-month period ended December 31, 2001 increased to a net expense of $245,319 compared to a net expense of $177,539 for the nine month period ended December 31, 2000. Consolidated incurred a loss of $77,641 on the sale of assets in the nine-month period ended December 31, 2001 compared to a $4,096 loss for the prior year comparable period.

     Net income for Consolidated increased to $1,917,800 for the nine-month period ended December 31, 2001 compared to net income of $1,029,635 for the nine-month period ended December 31, 2000.

Oil and Gas Production

     During the nine-month period ended December 31, 2001 Infinity-Kansas generated revenue from oil sales of $622,607 and operating costs of $499,264 compared to revenue of $192,377 from oil sales and operating expenses of $117,975 in the nine months ended December 31, 2000. Infinity-Kansas also recognized depreciation and depletion expense of $49,066 for the nine-month period ended December 31, 2001 compared to $33,193 for the nine-month period ended December 31, 2000.

     Infinity-Wyoming began selling oil and gas production from its Pipeline project in the Greater Green River Basin of Wyoming and generated $1,070,198 in revenue and incurred operating expenses of $575,376 during the nine-month period ended December 31, 2001. Infinity-Wyoming also recognized depreciation and depletion expense of $81,166 on its producing properties during the transition period.

     During the nine-month period ended December 31, 2001 the oil and gas production subsidiaries incurred $368,528 in other operating expenses compared to $1,823 in other operating expenses during the nine months ended December 31, 2000. The increase in other operating expenses related to the operating and staffing of the Denver headquarters of Infinity-Wyoming, and the production field office in Rock Springs, Wyoming.

     Net income for the nine-month period ended December 31, 2001 increased to $140,411 compared to $72,579 for the nine-month period ended December 31, 2000.

Environmental Services

     The environmental services segment generated revenue of $7,724 and incurred $30,800 in cost of goods sold during the nine-month period ended December 31, 2001 compared to revenue of $7,455 and cost of goods sold of $81,328 during the comparable period ended December 31, 2000. Operating expenses of $51,700 were incurred in the period ended December 31, 2001 compared to operating expenses of $62,761 incurred in the nine-month period ended December 31, 2000. The net loss for the environmental services segment decreased to a net loss of $73,275 in the nine-month period ended December 31, 2001 compared to a net loss of $136,636 in the nine-month period ended December 31, 2000. This segment provides limited wastewater disposal services to third parties consisting of industrial and oil field customers in the Cheyenne, Wyoming vicinity. Consolidated has signed a letter of intent to sell its wastewater treatment equipment and facilities at the Cheyenne, Wyoming location and expects to complete the transaction during 2002.

Corporate Activities

     Expenses incurred in corporate activities were $1,352,836 for the nine-month period ended December 31, 2001 compared to expenses of $544,275 for the nine months ended December 31, 2000. Corporate activities include the salaries of four administrative employees (including Infinity' President and Chief Financial Officer), travel expenses, professional fees relating to Exchange Act reports, and shareholder relations costs. For the nine-month period ended December 31, 2001 the expenses for corporate activities also included $600,050 of impairment related to the write-down of the carrying value of certain investments Infinity had made.

     During the nine-month period ended December 31, 2001 Infinity recognized a gain of $5,128,280 on the sale of 225,000 shares of Evergreen Resources common stock compared to gain of $1,320,355 on the sale of 125,000 shares of Evergreen Resources common stock. The gain on the sale of the Evergreen Resources stock was partially offset by $1,793,426 in interest expense on the loans that were secured by the securities in the period ended December 31, 2001 compared to $215,380 in interest expense that was incurred on the loans in the nine-month period ended December 31, 2000. Costs of $1,036,499 were also incurred for unwinding the financing agreements secured by the Evergreen Resources common stock, which were capitalized to the coal-bed methane properties that the Infinity-Wyoming is developing.

     Net income before taxes was $4,130,451 for the nine-month period ended December 31, 2001 compared to net income before taxes of $1,448,421 in the nine-month period ended December 31, 2000. Deferred income tax of $1,590,056 was recognized in the 2001 period compared to $348,000 for the 2000 period. Net income after taxes for the nine months ended December 31, 2001 was $2,540,395 compared to net income after taxes of $1,100,423 for the period ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, Infinity had a working capital deficit of $2,854,653 compared to a working capital surplus of $105,793 at March 31, 2001. Infinity's working capital was affected by the sale of $3,781,000 in investment securities that were classified as current assets, the retirement of $1,965,425 of current debt that was associated with the securities that were sold, and the reclassification of $883,978 in secured debt to current portion of long-term debt when it became due within one year.

     During the nine-month transition period ended December 31, 2001, cash provided by operating activities was $1,360,921 compared to cash provided by operating activities of $1,157,379 for the fiscal year ended March 31, 2001.

     Cash used in investing activities during the nine-month transition period ended December 31, 2001 was $3,231,511 compared to $715,454 used in the fiscal year ended March 31, 2001. Proceeds from the sale of investment securities and other assets generated $8,871,017 and $143,808 respectively in the transition period compared to $6,519,668 and $405,609, respectively in the fiscal year ended March 31, 2001. Infinity and its subsidiaries had expenditures related to its oil and gas properties, property and equipment, purchase of securities and other assets of $7,845,918, $3,432,959, $750,000 and $217,459, respectively during the nine month transition period ended December 31, 2001. During the fiscal year ended March 31, 2001 Infinity and its subsidiaries had expenditures of $6,058,104, $766,283 and $816,344 for the purchase and development of oil and gas properties, purchase of property and equipment and the purchase of other assets, respectively. This increase in capital expenditures reflects the continued commitment to upgrading the oil field service fleet and development of oil and gas properties.

     During the nine-month transition period ended December 31, 2001 Consolidated and Infinity-Wyoming obtained $2,437,137 in equipment financing and Consolidated increased its revolving note collateralized by receivables by $154,172. Infinity-Wyoming also obtained loans of $404,877 to purchase acreage in the Pipeline Prospect of Wyoming and Consolidated obtained $358,998 in bank financing to build new shop and office facilities at its Bartlesville, Oklahoma location. Infinity, Inc. also issued $6,475,000 in 8% convertible notes due in June 2006 from which it received proceeds, after commissions, of $6,086,500. The proceeds from the note offering were used for the development of the Infinity-Wyoming's coal bed methane properties in the Green River Basin of Wyoming. Infinity's CIS Oil and Gas, Inc. subsidiary repaid $4,332,575 in debt that was secured by the Evergreen Resources stock with proceeds from the sale of the stock, Consolidated paid $417,250 on its equipment term loan and paid $345,241 on other debt, Infinity-Wyoming paid $9,274 on vehicle financing and CIS-Oklahoma paid $33,647 on real estate loans during the nine-month transition period ended December 31, 2001. Infinity also received $126,070 from the issuance of stock through the exercise of employee stock options.

     Infinity-Wyoming continued the development of its Labarge property with the drilling of 4 additional coal bed methane gas wells during the nine-month transition period ended December 31, 2001. Infinity-Wyoming has incurred $1,934,000 in expenditures through December 31, 2001 to permit, drill and run production casing in 5 wells, re-enter and evaluate an existing well-bore for use as a disposal well and drill one water monitoring well. Subsequent to December 31, 2001 Infinity-Wyoming has incurred approximately $1,300,000 to stimulate and complete the five production wells. Interest expense and finance charges of approximately $796,000 have also been capitalized to the Labarge prospect. Infinity-Wyoming expects to be asked to do a complete environmental impact study on the Labarge acreage by the Bureau of Land Management before it can continue development of the property. It estimates that the study will cost between $350,000 and $700,000 and will take four to eight months to complete. Infinity-Wyoming management has met with the Bureau of Land Management to discuss the requirements for the study and continue to provide information to the regulatory agency concerning the development of the acreage. Under the terms of the lease agreement the lease can be extended by the lessee's grant of an extension or Infinity-Wyoming can invoke a "force mejeur" provision within the lease agreement for the period of time required to complete the environmental impact study.

     Infinity-Wyoming has also continued to expand and develop its Pipeline project in the Greater Green River Basin of Wyoming through acquisitions of additional leasehold and drilling of additional wells. Infinity-Wyoming borrowed approximately $405,000 to purchase 5,000 acres on six of the oil and gas leases. The notes associated with this transaction must be repaid by April 17, 2001. Including legal fees, permitting, lease bonus payments and lease acquisition fees, Infinity-Wyoming has invested $2,323,149, or $79.01 per acre in the project. The first five wells drilled on the Pipeline prospect were connected to commercial pipeline facilities and began producing gas in August 2001. Infinity-Wyoming spent approximately $3,107,855 to drill, complete, and stimulate the first five wells drilled to the Almond formation on the Pipeline project and connect the wells to the sales compressor and water disposal well. This equates to approximately $0.76 in finding cost per mcf of proved developed reserves at December 31, 2001. Five additional wells drilled on the acreage were connected to the commercial pipeline facilities March 18, 2002. Infinity-Wyoming has permitted 36 additional gas and 3 additional saltwater disposal wells on the Pipeline project. Nine of the additional gas wells permitted have been drilled and are awaiting completion. Infinity-Wyoming has incurred costs of $5,616,127 as of December 31, 2001 to develop the property. In addition to the direct cost incurred on the property, Infinity-Wyoming has capitalized interest and financing costs of $2,257,735 to the property. Infinity-Wyoming expects to drill 20 to 30 additional coal-bed methane wells on the pipeline project during the calendar year ending December 31, 2002. Infinity-Wyoming estimates it will cost $325,000 to drill, complete and equip the coal-bed methane wells for production. Infinity-Wyoming will also need to complete 3 additional water disposal wells at an estimated cost of $175,000. Based on these estimates of cost, Infinity-Wyoming will require capital of $7,025,000 to $10,275,000 for the planned development of the Pipeline acreage during the calendar year ending December 31, 2002.

     In addition to the development activities on its Labarge and Pipeline acreage, Infinity-Wyoming expects to begin exploration of its 20,025 acre Antelope prospect in Northwest Colorado by drilling a five well pilot project and a water disposal well. Infinity-Wyoming estimates it will cost $200,000 per well to drill and complete the five coal-bed methane wells and $150,000 to drill and equip the water disposal well. Infinity-Wyoming will also be performing extensive well bore tests to determine estimates of gas quantities and the porosity and permeability of the coals being exploited. This testing could add as much as $50,000 per well to the cost of completing the pilot project. Based on these estimates Infinity-Wyoming will require approximately $1,400,000 for the project.

     Subsequent to December 31, 2001 Infinity-Wyoming has signed a letter of intent to purchase, subject to appropriate due diligence, approximately 106,000 acres of prospective coal-bed methane acreage in Sand Wash Creek Basin of Colorado. Terms of the acquisition have not been disclosed pending completion of the acquisition. Infinity-Wyoming expects to incur costs of approximately $100,000 to complete its due diligence and complete the acquisition.

     Infinity currently has Class B Warrants outstanding for the purchase of approximately 102,000 shares of common stock at $12.00 per share. These warrants expire June 30, 2002 unless extended by the board of directors.
There is not a current registration in place on the warrants so they are not exercisable. However, Infinity expects to update the registration in April, and expects the exercise of the warrants to generate proceeds of approximately $1,224,000 during the second quarter of calendar year 2002.

     During the year ended March 31, 2000, CIS-Oklahoma entered into an agreement to purchase the facilities that Infinity and Consolidated currently occupy in Chanute and Ottawa, Kansas and Bartlesville, Oklahoma for $210,000. CIS-Oklahoma also entered into an agreement to purchase additional facilities in Gillette, Wyoming for $140,000. Financing for the purchases was arranged through local sources at a rate of 8.5% for 84 months. The interest rate was adjusted to 5.25% and CIS-Oklahoma owes $298,474 on the loan at December 31, 2001. The payment is approximately $6,400 per month on the loan.

     Infinity, Inc. acquired a 50% interest in aviation assets with a note payable to the seller. Interest is calculated on the note at the Wall Street prime and is due on a quarterly basis. Infinity is required to make annual principal payments of $82,500 on April 1 until 2002. The seller can call the note if the bank calls their note for the original purchase of the airplane. The note is collateralized by the 50% interest in the airplane.

     In November 2001 Consolidated and CIS-Oklahoma completed the expansion of the facilities that Consolidated occupies in Bartlesville, Oklahoma with the addition of a new office and shop facility at a cost of $438,000. The project was financed for 120 months through local sources at a 9-1/4% annual interest rate. At December 31, 2001 Consolidated owed $358,998 on the note that requires a monthly payment of approximately $4,900.

     In January 2002, Consolidated refinanced its term loan and revolving line of credit that were due April and February 2002, respectively, as well as much of its equipment and vehicle financing. Total debt outstanding under these facilities at December 31, was $2,716,843. Consolidated obtained a revolving line of credit secured by its oil field service receivables. The new credit facility also included a $2,902,537.50 term loan secured by substantially all of the assets of Consolidated and a $1,000,000 capital expenditure line of credit. The loans are subject to certain financial and performance covenants as defined in the loan agreement. If at any time Consolidated is in default on any of the covenants the Lender may declare the loans immediately due. Effective February 6, 2002 Consolidated drew $720,000 from the capital expenditure line of credit. The term of the loans is 36 months and the loans bear interest at the rate of the Lenders publicly announced prime rate plus 1%. Principal payments of $80,626.04 and $15,000 are made monthly on the term loan and capital expenditures loan respectively.

     In February 2002, the Infinity entered into an agreement with an unrelated company to assist Infinity with obtaining up to $25,000,000 of financing for continued development of the Wyoming properties. As compensation for their services, Infinity, upon receipt of the consent of the holders of the Company's 8% Convertible Notes, would grant options to this company based on the amount of financing obtained. No borrowings have been closed to date.

     On March 7, 2002 Infinity, Inc. borrowed $2,000,000 in short term bridge loans to cover current drilling and development costs on its Labarge and Pipeline projects. The loans are evidenced by ninety-day notes due June 5, 2002 that bear interest at the rate of 8% per annum. Upon receipt of the consent of the holders of the Company's 8% Convertible Notes, options to purchase 125,000 shares of Infinity, Inc. common stock at $14.68 per share for five years will be issued to the note holders. Based on a Black-Scholes calculation using a weighted average risk-free interest rate of 8%, expected option life of 5 years, expected volatility of 89.35% and no expected dividends the options resulted in loan costs of $1,346,082. This non-cash cost will be capitalized and amortized over the term of the notes.

     The further development of Infinity-Wyoming's leasehold through the drilling, equipping and stimulation of additional coal bed methane gas wells and the continuation of the effort to upgrade the vehicles and equipment of Consolidated will require approximately $15,000,000. Infinity believes that cash flow provided from its oil field service business and oil and gas production will be sufficient to fund its operating expenses for 2002. Infinity has obtained $2,000,000 in short term financing to pay current development costs. In order to finance its expected capital expenditures and the short term financing it arranged, Infinity intends to utilize the estimated $1,215,000 in proceeds expected to be received from the exercise of warrants that expire June 30, 2002, proceeds from the exercise of outstanding stock options, and proceeds obtained through bank credit facilities or through additional equity offerings. Management believes it can complete financing arrangements during the second quarter of the current year to fulfill its needs.

                                   PART III

ITEM 9, 10, 11, 12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) FO THE EXCHANGE ACT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held June 6, 2002.


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

  10.12    2000 Stock Option Plan        Incorporated by reference to
                                         Exhibit 10.12 to the Registrant's
                                         Annual Report on Form 10-KSB
                                         for the fiscal year ended
                                         March 31, 2001.

  10.13    2001 Stock Option Plan        Incorporated by reference to
                                         Exhibit 10.13 to the Registrant's
                                         Annual Report on Form 10-KSB
                                         for the fiscal year ended
                                         March 31, 2001.

  10.14    Form of 8% Convertible        Incorporated by reference to
           Subordinated Notes            Exhibit 10.14 to the Registrant's
                                         Annual Report on Form 10-KSB
                                         for the fiscal year ended
                                         March 31, 2001.

  10.15    Purchase and Sale Agreement   Incorporated by reference to
           dated November 3, 2000        Exhibit 10.15 to the Registrant's
           between Antelope Energy       Annual Report on Form 10-KSB
           Company, LLC, Coyote          for the fiscal year ended
           Exploration Company and       March 31, 2001.
           Melange Associates, Inc.
           and Infinity Oil and Gas of
           Wyoming, Inc.

  10.16    Form of Trust Indenture for   Incorporated by reference to Exhibit
           8% Convertible Subordinated   4.1 to the Registrant's Registration
           Notes with the Wilmington     Statement on Form S-3 (File No.
           Trust Company                 333-69292)

  10.17    Form of Registration Rights   Incorporated by reference to Exhibit
           Agreement                     4.2 to the Registrant's Registration
                                         Statement on Form S-3 (File No.
                                         333-69292)

  10.18    Form of Placement Agent       Incorporated by reference to Exhibit
           Warrant                       4.3 to the Registrant's Registration
                                         Statement on Form S-3 (File No.
                                         333-69292)

  10.19    Loan and Security Agreement   Filed herewith electronically
           between LaSalle Bank N.A.
           and Consolidated Oil Well
           Services, Inc. and related
           guaranties

  10.20    2002 Stock Option Plan        Filed herewith electronically

  21       Subsidiaries of the           Filed herewith electronically
           Registrant

  23.1     Consent of Sartain,           Filed electronically herewith
           Fischbein & Co.

  23.2     Consent of Ehrhardt, Keefe,   Filed electronically herewith
           Steiner & Hottman, P.C.


     (b) REPORTS ON FORM 8-K. During the quarter ended December 31, 2001, the Company filed one report on Form 8-K dated December 14, 2001, reporting information under Item 8 of that form.

                              TABLE OF CONTENTS

                                                                       Page

Independent Auditors' Report ........................................  F-2

Independent Auditors' Report ........................................  F-3

Financial Statements:

     Consolidated Balance Sheet - December 31, 2001 .................  F-4

     Consolidated Statements of Income - For the Nine Months Ended December 31, 2001 and 2000 (Unaudited) and the Year Ended
     March 31, 2001 .................................................  F-5

     Consolidated Statements Changes in Stockholders' Equity -
     For the Nine Months Ended December 31, 2001 and 2000
     (Unaudited) and the Year Ended March 31, 2001 ..................  F-6

     Consolidated Statements of Cash Flows - For the Nine Months
     Ended December 31, 2001 and 2000 (Unaudited) and the Year
     Ended March 31, 2001 ...........................................  F-7

     Notes to Consolidated Financial Statements .....................  F-9

                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Infinity, Inc. and Subsidiaries
Chanute, Kansas

We have audited the consolidated balance sheet of Infinity, Inc. and Subsidiaries as of December 31, 2001 and the consolidated statements of income, changes in stockholders' equity and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the
consolidated financial statements are free of material misstatement.   An
audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Infinity, Inc. and Subsidiaries, as of December 31, 2001, and the results of their operations and their cash flows for the nine months then ended, in conformity with accounting principles generally accepted in the United States of America.




                                  /s/ Ehrhardt Keefe Steiner & Hottman PC

                                  Ehrhardt Keefe Steiner & Hottman PC

February 26, 2002, except for Note 14
  as to which the date is March 7, 2002
Denver, Colorado

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




                                       /s/ Sartain Fischbein & Co.

                                       Sartain Fischbein & Co.

May 8, 2001
Tulsa, Oklahoma

                         INFINITY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                               December 31, 2001

                                    Assets

Current assets
 Cash                                                       $      665,898
 Accounts receivable, less allowance for doubtful
  accounts of $10,000                                            1,599,883
 Inventories                                                       350,216
 Investment securities                                             750,000
 Prepaid expenses                                                  104,095
                                                             -------------
     Total current assets                                        3,470,092

Property and equipment, at cost, less accumulated
 depreciation and impairment                                    10,343,145

Oil and gas properties, using full cost accounting net
 of accumulated depreciation, depletion, and amortization
   Subject to amortization                                       4,785,955
   Not subject to amortization                                  12,404,906
Intangible assets, at cost, less accumulated amortization        1,526,519
Other assets, net                                                  566,475
                                                             -------------
Total assets                                                 $  33,097,092
                                                             =============

                      Liabilities and Stockholders' Equity

Current liabilities
 Current portion of long-term debt                           $   3,342,193
 Accounts payable                                                2,591,243
 Accrued expenses                                                  391,309
                                                             -------------
     Total current liabilities                                   6,324,745

Long-term liabilities
 Deferred income taxes                                           1,144,028
 Long-term debt, less current portion                            3,946,214
 8% subordinated convertible notes payable                       6,475,000
                                                             -------------
     Total liabilities                                          17,889,987

Stockholders' equity
 Common stock, par value $.0001, authorized 300,000,000
  shares, issued and outstanding 3,257,612 shares                      326
 Additional paid-in-capital                                     13,633,325
 Retained earnings                                               1,573,454
                                                             -------------
     Total stockholders' equity                                 15,207,105
                                                             -------------
Total liabilities and stockholders' equity                   $  33,097,092
                                                             =============
See notes to consolidated financial statements.

                         INFINITY, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                   For the Nine Months Ended    For the Year
                                          December 31,              Ended
                                   --------------------------     March 31,
                                      2001            2000          2001
                                   -----------    -----------   ------------
                                                  (Unaudited)
Revenues
 Oil and gas service operations    $ 9,853,624    $ 5,897,988   $  8,476,385
 Oil and gas sales                   1,692,805        192,377        375,978
 Other                                   7,724          7,455          7,906
                                   -----------    -----------   ------------
     Total revenues                 11,554,153      6,097,820      8,860,269
                                   -----------    -----------   ------------
Cost of sales
 Oil and gas service operations      5,154,495      3,094,814      4,665,781
 Oil and gas production expenses
  and taxes                          1,074,460        117,975        220,839
 Other                                  30,800         81,328         92,275
                                   -----------    -----------   ------------
     Total cost of sales             6,259,755      3,294,117      4,978,895
                                   -----------    -----------   ------------
Gross profit                         5,294,398      2,803,703      3,881,374

Operating expenses                   3,852,669      2,313,189      3,382,302
                                   -----------    -----------   ------------
Operating income                     1,441,729        490,514        499,072

Other income (expense)
 Interest income and other income      104,288         92,587        123,910
 Interest expense                   (1,866,155)      (450,937)    (1,062,300)
 Impairment                           (600,050)          -              -
 Gain on sale of investments         5,128,280      1,320,355      2,780,044
 Gain (loss) on sale of other
   assets                              (77,641)        (4,096)       136,618
                                   -----------    -----------   ------------
     Total other income (expense)    2,688,722        957,909      1,978,272
                                   -----------    -----------   ------------
Net income before income taxes       4,130,451      1,448,423      2,477,344

Income tax expense                  (1,590,056)      (348,000)      (710,000)
                                   -----------    -----------   ------------
Net income                         $ 2,540,395    $ 1,100,423   $  1,767,344
                                   ===========    ===========   ============
Basic earnings per share           $       .78    $       .36   $       0.58
                                   ===========    ===========   ============
Diluted earnings per share         $       .73    $       .35   $       0.54
                                   ===========    ===========   ============
Weighted average basic shares
 outstanding                         3,250,552      3,016,227      3,066,027
                                   ===========    ===========   ============
Weighted average diluted shares
 outstanding                         3,482,961      3,169,459      3,256,939
                                   ===========    ===========   ============

See notes to consolidated financial statements.

                         INFINITY, INC. AND SUBSIDIARIES
             Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended December 31, 2001 and the Year Ended March 31, 2001

                                                                                                         Accumulated
                                                                            Retained                       Other
                                          Common Stock      Additional      Earnings     Total Compre-     Compre-
                                       ------------------     Paid-In     (Accumulated      hensive        hensive     Stockholders'
                                        Issued     Amount     Capital       Deficit)     Income (Loss)     Income         Equity
                                       ---------   ------   -----------   ------------   -------------   -----------   -------------
Balance, March 31, 2000                2,950,561   $  295   $10,470,105   $ (2,734,285)                  $ 2,246,211   $  9,982,326

Issuance of common stock for cash        233,576       23       704,268              -                             -        704,291

Issuance of common stock for oil
 and gas properties at $5.53 per share    40,800        4       225,669              -                             -        225,673

Stock-based compensation                       -        -        17,000              -                             -         17,000

Comprehensive income:
  Net income                                   -        -             -      1,767,344   $   1,767,344             -      1,767,344

Other comprehensive income; unrealized
 holding gains on securities during
 period, net of income taxes of $1,408,730     -        -             -              -       2,734,593     2,734,593      2,734,593

Reclassification gains on sales of
 securities, net of taxes of $945,215          -        -             -              -      (1,834,829)   (1,834,829)    (1,834,829)
                                       ---------   ------   -----------   ------------   -------------   -----------   ------------
Comprehensive income                                                                       $   2,667,108
                                                                                           =============
Balance, March 31, 2001                3,224,937      322    11,417,042       (966,941)                    3,145,975     13,596,398

Issuance of common stock for cash         32,675        4       126,066              -                             -        126,070

Warrants issued in connection with 8%
 subordinated convertible notes                -        -       924,717              -                             -        924,717

Beneficial conversion feature                  -        -     1,165,500              -                             -      1,165,500

Comprehensive income:
 Net income                                    -        -             -      2,540,395       2,540,395             -      2,540,395
 Embedded derivative liability                 -        -             -              -               -    (1,793,426)    (1,793,426)
 Other comprehensive income; unrealized
  holding gains in securities during the
  period, net of income taxes of $123,587      -        -             -              -         238,690       238,690        238,690
 Reclassification gains on sales of
  securities, net of taxes of $1,743,615       -        -             -              -      (3,384,665)   (3,384,665)    (3,384,665)
 Embedded derivative liability
  reclassified to earnings                     -        -             -              -               -     1,793,426      1,793,426
                                       ---------   ------   -----------   ------------   -------------   -----------   ------------
Comprehensive loss                                                                       $    (605,580)
                                                                                         =============
Balance, December 31, 2001             3,257,612   $  326   $13,633,325   $  1,573,454                   $         -   $ 15,207,105
                                       =========   ======   ===========   ============                   ===========   ============














See notes to consolidated financial statements.

                         INFINITY, INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                                        For the Nine Months Ended     For the Year
                                               December 31,              Ended
                                        --------------------------     March 31,
                                           2001            2000          2001
                                        -----------    -----------   ------------
                                                       (Unaudited)
Cash flows from operating activities
 Net income                             $ 2,540,395    $ 1,100,423   $  1,767,344
                                        -----------    -----------   ------------
 Adjustments to reconcile net income
  to net cash provided by operating
  activities
   Depreciation, depletion, amortization
    and impairment                        1,663,693        619,280        922,104
   Stock issued for services and
    stock-based  compensation                     -         17,000         17,000
   Deferred income taxes                  1,590,056        348,000        710,000
   Gain on sale of investments           (5,128,280)    (1,320,355)    (2,780,044)
   Gain (loss) on sale of other assets       77,641          4,096       (136,618)
  Change in assets and liabilities
   Increase in accounts receivable         (111,393)      (241,362)      (900,581)
   Increase in inventories                  (85,967)        (1,740)       (60,251)
   Decrease in prepaid expenses               4,541        104,859        257,645
   Increase in accounts payable             712,671        103,831      1,368,235
   Increase (decrease) in accrued
    expenses                                 97,564        (52,705)        (7,455)
                                        -----------    -----------   ------------
                                         (1,179,474)      (419,096)      (609,965)
                                        -----------    -----------   ------------
     Net cash provided by operating
      activities                          1,360,921        681,327      1,157,379
                                        -----------    -----------   ------------
Cash flows from investing activities
 Purchase of property, equipment,
  and intangibles                        (3,432,959)      (874,452)      (766,283)
 Proceeds from the sale of investments    8,871,017      3,398,480      6,519,668
 Purchase of marketable securities         (750,000)             -              -
 Proceeds from sale of other assets         143,808        158,643        405,609
 Investment in oil and gas properties    (7,845,918)    (3,523,455)    (6,058,104)
 Increase in other assets                  (217,459)      (767,618)      (816,344)
                                        -----------    -----------   ------------
     Net cash used in investing
      activities                         (3,231,511)    (1,608,402)      (715,454
                                        -----------    -----------   ------------
Cash flows from financing activities
 Proceeds from borrowings on long-term
  debt                                    7,393,047      1,324,026      1,288,468
 Sale of common stock                       126,070        661,241        704,291
 Principal payments on long-term debt    (5,137,987)    (1,295,569)    (2,995,635)
                                        -----------    -----------   ------------
     Net cash provided by (used in)
      financing activities                2,381,130        689,698     (1,002,876)
                                        -----------    -----------   ------------
Net increase (decrease) in cash             510,540       (237,377)      (560,951)

Cash, beginning of period                   155,358        716,309        716,309
                                        -----------    -----------   ------------
Cash, end of period                     $   665,898    $   478,932   $    155,358
                                        ===========    ===========   ============

See notes to consolidated financial statements.

                         INFINITY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


Supplemental Cash flow disclosures

                                        For the Nine Months Ended     For the Year
                                               December 31,              Ended
                                        --------------------------     March 31,
                                           2001            2000          2001
                                        -----------    -----------   ------------
                                                       (Unaudited)

Cash paid for interest, net of
 amounts capitalized                    $ 2,171,029    $   248,749   $    757,426
                                        ===========    ===========   ============

Non-cash transactions:
  Non-cash investment in oil and gas
   properties                           $ 1,570,377    $         -   $    275,271
                                        ===========    ===========   ============

  Property and equipment acquired
   through capital leases or seller
   financed debt                        $ 2,437,138    $ 1,752,546   $  2,192,929
                                        ===========    ===========   ============

  Purchase of assets through
   issuance of common stock             $         -    $   288,150   $          -
                                        ===========    ===========   ============

  Stock-based compensation for
   warrants issued with 8% subor-
   dinated convertible notes
   recorded as loan costs               $   924,717    $         -   $          -
                                        ===========    ===========   ============

  Change in accumulated other
   comprehensive income, net of
   income taxes                         $ 3,145,975    $ 2,472,790   $    899,764
                                        ===========    ===========   ============














See notes to consolidated financial statements.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies

The Company and its subsidiaries are engaged in providing oil and gas production enhancement services in Northeastern Oklahoma, Eastern Kansas, and the Powder River Basin of Wyoming and in oil and gas exploration, development and production activities in Southeast Kansas, South Central Wyoming, and Northwestern Colorado.

Effective with the period ended December 31, 2001, the Company elected to begin utilizing a December 31 year end. Therefore, the period ended December 31, 2001 represents a nine month short period and the year ended March 31, 2001 represents a twelve month period.

Basis of Presentation

The consolidated financial statements include the accounts of Infinity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior Year Comparative Information

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of operations and cash flows of the Company for the nine months ended December 31, 2000. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Embedded Derivative Liability

Effective April 1, 2001, the Company adopted the provisions of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). SFAS No. 133 requires the Company to record derivative instruments embedded in contracts at their fair value. As a result, the Company recorded an embedded derivative liability for approximately $1,800,000 related to certain of the Company's debt obligations which were tied to the market value of the Company's marketable securities. The adjustment was recorded as a reduction in accumulated other comprehensive income on April 1, 2001. The entire amount was transferred to earnings in April 2001, when the related debt instruments were satisfied (Note 5).

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Revenue

The Company recognizes sales of oil when the product is delivered and recognizes enhancement service revenue when the services are performed. The Company uses the sales method for recording natural gas sales. This method allows for recognition of revenue, which may be more or less than our share of pro-rata production from certain wells. During the nine months ended December 31, 2001, the Company had minimal gas sales and therefore, there were no material natural gas imbalances. During the year ended March 31, 2001, the Company had no gas sales, and accordingly, the Company had no natural gas imbalances.

Environmental Costs

The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to their consolidated financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows. See Note 15 for supplemental oil and gas information (unaudited).

Inventories

Inventories, consisting primarily of cement mix, sand, fuel and chemicals, are stated at the lower of cost or market. Cost has been determined on the first-in, first-out method.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Property and Equipment

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:


                       Assets                        Useful Lives

               Buildings                             30 years
               Site improvements                     15 years
               Machinery, equipment and vehicles     5 - 10 years
               Office furniture and equipment        5 - 10 years

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all productive and non productive costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related internal costs are capitalized. The Company capitalized $317,060, $393,394 and $584,380 of internal costs during the nine months ended December 31, 2001 and 2000 and the year ended March 31, 2001, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.

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

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Oil and Gas Properties (continued)

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

Capitalized Interest

The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total interest costs incurred for the nine months ended December 31, 2001 and 2000 and the year ended March 31, 2001 were $2,321,056, (including a $1,793,426 charge to interest expense upon payoff of certain debt), $647,422 and $1,375,866, respectively. Interest costs capitalized were $454,901, $196,485 and $313,566 for the nine months ended December 31, 2001 and 2000 and year ended March 31, 2001, respectively.

Impairment of Long-lived Assets

Long-lived assets to be held and used in the Company's business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets. The Company recorded a $600,050 impairment during the last quarter of the nine months ended December 31, 2001 to write other assets down to estimated net realizable value. No impairment was recorded during the year ended March 31, 2001.

Intangible Assets

The excess of the purchase price over net assets acquired for businesses purchased by the Company from unrelated third parties is recorded as goodwill and is amortized over 20 years. Effective January 1, 2002, upon the adoption of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", the Company will no longer amortize goodwill, but will annually review goodwill for impairment.

Other intangibles are recorded at cost and are amortized on the straight-line basis over the contractual or estimated useful life of the asset.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Per Share Information

Basic earnings (loss) per common share are computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common shares is computed as net income
(loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period.

Cash

For purposes of reporting cash flows, cash generally consists of cash on hand and demand deposits with financial institutions. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. Management monitors the soundness of the financial institutions and feels the Company's risk is negligible.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalent.

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

Stock Options

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost has been recognized for stock options granted in situations where the option price is less than the market price of the underlying common stock on the date of grant.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Stock Options (continued)

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Common Stock Issued for Services

Common Stock issued for services is valued at the fair value of the services performed or the stock issued, whichever is more readily determinable.

Comprehensive Income

The Company has elected to report comprehensive income in a consolidated statement of stockholder equity. Comprehensive income is composed of net income and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to temporary differences between the tax and financial basis of available-for-sale securities, property and equipment and other assets, oil and gas properties, and net operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

The deferred tax assets and liabilities represent the future tax return consequences of those temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS 141 is intended to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single
method   the purchase method.  This statement is effective for all business combinations initiated after June 30, 2001.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Recently Issued Accounting Pronouncements (continued)

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ending December 31, 2002. Management does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact of the adoption of this statement.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally, is to be applied prospectively. Management has not yet determined the impact of the adoption of this statement.

Note 2 - Property and Equipment

Property and equipment consists of the following:

Cost

     Site cost improvements                $     2,222,554
     Machinery, equipment and vehicles          13,649,940
     Office furniture and equipment                212,743
                                           ---------------
         Total cost                             16,085,237
         Less accumulated depreciation          (5,742,092)
                                           ---------------
     Net property and equipment            $    10,343,145
                                           ===============

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 3 - Investment in Securities

In 1998, the Company received 450,000 shares of common stock in Evergreen Resources, Inc. ("Evergreen") as part of the payment for the sale of gas production properties. This common stock was carried on the balance sheet as an available-for-sale security at its current market value. When the transaction was completed the value of this stock was approximately $7,500,000. During the year ended March 31, 2001, the Company sold 225,000 shares of Evergreen stock for proceeds of approximately $6,520,000 resulting in a gain of approximately $2,780,000.

In April 2001, the Company sold the remaining 225,000 shares of Evergreen stock for proceeds of approximately $8,870,000 resulting in a gain of approximately $5,128,000. A portion of the net proceeds was used to pay off long-term debt (Note 5).

At December 31, 2001, the Company had available for sale securities with a fair value of $750,000. Cost of the available for sale securities approximated fair value at December 31, 2001.

Note 4 - Oil and Gas Properties

Properties Subject to Amortization

In February 2000, the Company acquired a 100% working interest of a property in eastern Kansas, through a joint venture with an operator in which a former director of the Company is a partner and operations manager. The Company will have a 100% working interest and an 80% net revenue interest. The property currently has 21 producing wells. Another 16 wells will be utilized for a polymer injection enhanced oil recovery project with one additional well being a water supply well. Upon completion and recovery of the Company's cost, a 50% working interest and a 40% net revenue interest in the property will revert to the operator. The Company has the option to lease additional acreage for $300,000 on which it could drill an additional 88 wells and rework 83 others as part of the polymer augmented water flood.

In July 2000, the Company acquired a 100% working interest and an 82.5% net revenue interest in leaseholds in the Green River Basin of Wyoming ("Pipeline") on approximately 16,000 acres. The original owner has the option to participate as a 25% working interest and a 20.625% net revenue interest owner. Through Federal and State lease auctions, the Company has acquired approximately 13,000 additional acres. The Company has drilled 5 wells, which began production during the nine months ended December 31, 2001. Based on reserve analysis performed by an independent petroleum engineer, the acquisition costs associated with 1,280 acres and all exploration costs incurred to date on the 1,280 acres are subject to amortization. During the nine months ended December 31, 2001, the Company used the proceeds from the sale of investments and from the Company's subsequent sale of debt instruments to continue to develop the property (Notes 3 and 5).

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 4 - Oil and Gas Properties (continued)

Properties Subject to Amortization (continued)

In September 2000, the Company acquired an active oil lease in the Owl Creek Field in Woodson County, Kansas for $510,000. The property has 16 producing leases which encompasses approximately 2,000 acres.

Properties not Subject to Amortization

The Company has acquired a working interest in a 24,500 acre coal bed methane property in the Green River Basin of Wyoming ("LaBarge"). The property on 19,500 acres is subject to a 30% participation election by the original lessor. If the original lessor chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated net revenue interest will remain with the Company until the well has generated earnings to recover the well costs plus 300% non-consent penalty. In addition, the Company acquired an additional a 100% working interest and an 80% net revenue interest in an additional 5,000 acres on the property. During the nine months ended December 31, 2001, the leases on 3,200 acres expired. The Company had completed one gas well as of March 31, 2001 and drilled an additional 4 wells and a water monitoring well during the nine months ended December 31, 2001. The wells are expected to begin production during the second quarter of 2002.

During the nine months ended December 31, 2001, the Company drilled an additional five wells on the Pipeline property. As of December 31, 2001, the wells are not complete but are expected to begin production during the first quarter of 2002.

The Company acquired a 100% working interest in November 2000 on 16,000 acres of coal bed methane property in Northwestern Colorado for 40,800 shares of the Company's common stock and $366,621. The shares were valued at approximately $5.53 per share based on the market value of the common stock on the date of purchase. The lease requires the Company to drill a total of 5 wells within the first 5 years of the lease. No wells have been drilled to date. The Company has acquired approximately 4,000 additional acres.

In November 2001, the Company acquired a 31.25% working interest in an oil and gas lease in Southwest, Kansas for $122,250. Including in the initial cost was $66,250 related to dry hole costs. The dry hole costs are included in the full cost amortization calculation.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 4 - Oil and Gas Properties (continued)

Properties not Subject to Amortization (continued)

These properties are not subject to amortization and are being, or will be developed, completed and put into production when gas is located in apparent reasonable quantities. The geological structures on the Wyoming properties are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves. As drilling of a specific well is finished, a determination is made to complete the well and begin production or treat the well as unsuccessful. Costs of successful wells are added to the full cost amortization calculation when the property is proven. Costs of unsuccessful wells are added to the full cost amortization calculation when that determination is made.

The Company reviews unproved properties for impairment on at least an annual basis. Upon impairment, the Company adds the amount of the impairment to the full cost amortization calculation. No impairment has been recorded during the nine months ended December 31, 2001 and 2000 or the year ended March 31, 2001. Any cost related to exploratory dry wells are included in the full cost amortization base when that determination is made. Any costs associated with geophysical and geological costs that are not associated with specific unproven properties are included in the full cost amortization base as incurred.

The per barrel amount of depreciation, depletion and amortization incurred during the nine months ended December 31, 2001 and 2000 and the year ended March 31, 2001, was $2.56, $4.78 and $4.78, respectively based on Company sales of $1,692,805, $192,377 and $375,978, respectively from 50,789, 6,940 and 13,561 barrels of oil, respectively.

Oil and gas properties consist of the following:

                                         Subject to         Not Subject to
                                        Amortization         Amortization
                                        ------------        --------------

  Acquisition costs                     $    868,359        $  4,655,877
  Development costs                        1,872,886                   -
  Exploration costs                        2,268,416           7,749,029
                                        ------------        ------------
      Total cost                           5,009,661        $ 12,404,906
                                                            ============
  Less accumulated depreciation,
   amortization and depletion               (223,706)
                                        ------------
                                        $  4,785,955
                                        ============

Recovery of the above acquisition and development costs is dependent on a variety of factors including actual production results and market conditions.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 5 - Long-Term Debt

The Company borrowed $1,652,596 collateralized by 100,000 shares of Evergreen stock. The Company sold the underlying marketable securities during the year ended March 31, 2001 and paid off the related debt. Total payments to satisfy the note were $2,567,000 including prepayment costs of approximately $260,000.

During March and April 2000, the Company entered into financing agreements collateralized by 225,000 shares of the Evergreen stock held by the Company. The Company borrowed a total of approximately $4,000,000. In April 2001, the Company sold the shares of Evergreen stock used as collateral for the borrowing and paid off the related debt. Under the terms of the financing agreements, the amount due was directly related to the market price of the Evergreen stock at the date of sale. At the time the Company sold the stock, the resulting derivative liability was approximately $1.8 million dollars based on the market price of the Evergreen stock. The pay-off of the debt resulted in an approximately $1.8 million charge to interest expense. Costs associated with paying off the loans were capitalized into oil and gas properties as the net proceeds were used to develop existing properties.

Effective June 13, 2001, the Company sold 6,475,000 in 8% Subordinated Convertible Notes in a private placement in which C.E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 8% per annum and is payable in arrears on each December 15 and June 15 commencing December 15, 2001. The notes are convertible to one share of common stock at $10 per share and mature on June 13, 2006. The notes are subordinated to substantially all the Company's other existing or future notes payable, capital leases, debentures, bonds or other such securities. In addition, after June 13, 2002, the Company can redeem a portion of the notes as follows:

                                            Percentage of
                          Year                Principal
                          ----              -------------

                          2003                  104.8%
                          2004                  103.2%
                          2005 and thereafter   101.6%


If, at any time after June 13, 2003, the Company's stock price exceeds 300% of the conversion price for 20 consecutive days, the Company can redeem a portion of the notes for the principal balance and accrued interest outstanding. If there is a change in control of the Company, the Company must redeem the notes at the rates noted above if after June 13, 2003 or 101% of principal plus accrued interest if before June 13, 2003.

Subsequent to December 31, 2001, the holder of $100,000 of 8% subordinated convertible notes converted the debt into 10,000 shares of the Company's common stock.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 5 - Long-Term Debt  (continued)

The Company incurred costs of $470,278 associated with the placement, which has been capitalized and will be amortized over the term of the notes. The Company also issued warrants to purchase 110,000 shares of common stock at $11.80. The Company capitalized additional loan costs of $924,717 related to the fair value of the warrants as determined using the Black-Scholes pricing method assuming a five year life, weighed average risk-free interest rate of 8%, expected volatility of 80.66% and no expected dividend yield. Proceeds from the offering were used in the development of the Company's coal bed methane properties.

As the conversion feature of the convertible notes was below the market value of the stock on the date of issue, the Company recorded a discount of $1,165,500 related to the intrinsic value of the beneficial conversion feature. The notes are immediately convertible and therefore, the discount was immediately amortized. The Company capitalized the amortization of the beneficial conversion feature into oil and gas properties as the debt was issued in order to continue the development of the Company's properties and not for general operating purposes.

Long-term obligations consist of the following:

                                                             December 31,
                                                                 2001
                                                             ------------
8% subordinated convertible notes payable, convertible
into 647,500 shares of Company common stock.  Due June 13,
2006.                                                        $  6,475,000

Note payable to seller (for a 50% interest in an airplane),
with interest at Wall Street prime due on a quarterly basis.
The Company is required to make annual principal payments
of $82,500 until paid in full.  The seller can call the note if the bank calls their note for the original purchase of
the airplane.  The note is collateralized by the 50% interest
in the airplane.                                                1,567,500

Various fixed rate notes collateralized by vehicles and
equipment with interest rates ranging from 7.6% to 9.5%;
payable in monthly installments of principal and interest
totaling $15,829, with final payments due between June 2002
and December 2006.                                              1,667,337

Note payable to a bank with interest at Wall Street Prime
plus .25% (5.25% at December 31, 2001); payable in monthly
installments of $6,394 including interest through November
2006; collateralized by real property.                            298,474

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 5 - Long-Term Debt  (continued)
                                                              December 31,
                                                                 2001
                                                              -----------

Note payable to a bank with interest at 9.25%, payable
in monthly installments of $4,883 including interest through
December 2011; collateralized by real estate.                     358,998

Notes payable to an unrelated individual and an unrelated
third party, with interest at 8%.  The Company has two
payment options, one is to pay back all principal and
interest in April 2002 and the other is to pay reduced
principal and transfer an undivided 12.5% working interest
to satisfy the remaining debt.  The notes are collateral-
ized by the leased property.                                      404,878

Capital leases, with monthly installments totaling $5,064,
including interest and expiring through November 2006.            274,377

Term note; payable in monthly principal installments of
$46,361 plus interest of 1.75% above prime (6.75% at
December 31, 2001) until maturity, April 1, 2002; collateral-
ized by substantially all of the assets of the oilfield
service division and is partially guaranteed by an officer
of the Company.  Additionally, the lender made available a
$1,000,000 credit facility for future equipment purchases
(see below).  Paid in full in January 2002.                     1,023,061

$1,000,000 revolving credit note collateralized by eligible
accounts receivable, equipment and capital expenditures.
Interest is payable monthly at 1.50% above prime (6.50% at
December 31, 2001), with principal due February 2002.  Paid
in full in January 2002.                                          764,735

Various notes payable and capital leases, paid in full in
January 2002.                                                     929,047
                                                              -----------
          Total long-term obligations                          13,763,407
          Less current portion                                 (3,342,193)
                                                              -----------
                                                              $10,421,214
                                                              ===========

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 5   Long-Term Debt  (continued)

Maturities of long-term obligations are as follows:

                                 Long-Term       Capital
Years Ending December 31,          Debt          Leases         Total
-------------------------       -----------     --------     -----------
   2002                         $ 3,287,317     $ 60,776     $ 3,348,093
   2003                             683,111       60,776         743,887
   2004                             584,555       60,776         645,331
   2005                           7,055,254       60,776       7,116,030
   2006                             498,016      110,000         608,016
   Thereafter                     1,380,777            -       1,380,777
   Less amount representing
     interest                             -      (78,727)        (78,727)
                                -----------     --------     -----------
   Total principal               13,489,030      274,377      13,763,407
   Less current portion          (3,300,618)     (41,575)     (3,342,193)
                                -----------     --------     -----------
                                $10,188,412     $232,802     $10,421,214
                                ===========     ========     ===========

Included in equipment in the accompanying consolidated balance sheet are assets held under capital leases in the amount of approximately $297,000 net of accumulated amortization of approximately $5,000.

In January 2002, the Company refinanced a portion of its long-term debt. The Company entered into a financing agreement whereby the Company executed the following:

      . A $2,000,000 revolving credit note cross-collateralized by substantially all the Company assets except oil and gas properties; with interest at prime plus 1.0%. The note is due December 31, 2004.

      . An approximately $2,900,000 term note with interest at prime plus 1.0%, due in monthly installments of $80,626 plus interest, through December 2004. The note is cross-collateralized by substantially all the assets of the Company except oil and gas properties.

      . A $1,000,000 capital expenditure line with interest at prime plus 1.0%, due in monthly installments of $15,000 plus interest through December 31, 2004 when unpaid principal and interest are due. The note is cross-collateralized by substantially all the assets of the Company except oil and gas properties. The Company borrowed $720,000 under the note.

The notes require the Company to comply with certain financial and restricted covenants. The notes are also guaranteed by an officer of the Company.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 5 - Long-Term Debt  (continued)

The Company used a portion of the proceeds to pay off long-term debt and the revolving credit note with $2,716,843 outstanding at December 31, 2001.

Note 6 - Common Stock

Warrants - The Company, in conjunction with a public stock offering in September 1988, issued Class A, Class B and underwriter warrants to purchase 212,959 shares of common stock. The Class A warrants have expired. The 101,211 Class B warrants expire in June 30, 2002,

The Company issued warrants to purchase 225,000 shares of the Company's common stock during the year ended March 31, 1997 (1997 Warrants). During the years ended March 31, 1999 and 1998, 37,500 and 175,000 warrants were exercised, respectively. The remaining 12,500 warrants outstanding under this issue expired August 1, 2001.

During the year ended March 31, 1998, in conjunction with a 1998 financing arrangement, the Company issued warrants to purchase 37,500 shares of the Company's common stock. The warrants, none of which were exercised, expired on December 15, 2000.

In connection with the sale of $6,475,000 8% subordinated convertible notes, the Company granted 110,000 warrants to purchase the Company's common stock at $11.80 per share. The warrants expire in June 2006.

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

Options granted under the plans become exercisable immediately or as directed by the Board of Directors and generally expire five or ten years after the date of grant, unless the employee owns more than 10% of the total combined voting power of all classes of the Company's stock, in which case they must be exercised within five years of the date of grant. Pursuant to the plans, an aggregate of 808,333 shares of common stock are available for issuance upon the exercise of such options. The Company granted 165,000, 176,200 and 176,200 to employees under the Plans during the nine months ended December 31, 2001 and 2000 and the year ended March 31, 2001, respectively.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 6 - Common Stock (continued)

Options (continued)

The Company granted 20,000 five-year option on July 13, 2001 to an entity in connection with an agreement. The options have an exercise price of $6.44 per share. The Company recorded $17,000 of compensation expense related to the options based on the fair value of the services provided.

A summary of stock option and warrant activity is as follows:

                                            Option/Warrant  Weighted Average
                               Number of         Price           Price
                                Shares         Per Share       Per Share
                               ---------    --------------  ----------------
Outstanding, March 31, 2000      792,180    $3.00 - $15.36      $ 6.50

Granted                          196,200     6.00 -   7.36        7.37
Canceled or forfeited           (136,218)     .40 -  15.36        8.83
Exercised                       (233,576)    3.00 -   8.00        6.56
                               ---------    --------------       -----
Outstanding, March 31, 2001      618,586     3.00 -  12.00        6.24

Granted                          275,000    10.00 -  11.98       10.79
Canceled or forfeited            (16,150)    3.50 -   7.63        4.43
Exercised                        (32,675)    3.00 -   7.63        3.86
                               ---------    --------------       -----
Outstanding, December 31, 2001   844,761    $3.00 - $12.00       $7.82
                               =========    ==============       =====

                  Number        Weighted                    Number
               Outstanding       Average      Weighted    Exercisable     Weighted
Range of           at           Remaining     Average         at          Average
Exercise       December 31,    Contractual    Exercise    December 31,    Exercise
Prices            2001            Life         Price         2001           Price
---------      ------------    -----------    ---------   ------------    ---------
$3.00-$12.00      189,961       1 year        $ 8.97        189,961        $ 8.97
 3.00              87,500       3 years         3.00         87,500          3.00
 3.00-  7.63      292,300       4 years         5.73        292,300          5.73
10.00             275,000       5 years        10.00        110,000         10.00


                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 6 - Common Stock (continued)

Options (continued)

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

                                                             For the Year
                                 For the Nine Months Ended      Ended
                                        December 31,           March 31,
                                    2001           2000          2001
                                 ----------      ---------   ------------
                                                (Unaudited)

Net income as reported           $2,540,395      $1,100,423   $1,767,344

Proforma net income              $1,856,130      $   37,232   $  704,153

Basic income per share as
 reported                        $      .78      $      .36   $      .58
Diluted income per share as
 reported                        $      .73      $      .35   $      .54
Basic income per share-proforma  $      .57      $      .01   $      .23
Diluted income per share -
 proforma                        $      .53      $      .01   $      .22

For options granted during the nine months ended December 31, 2001 and 2000 and the year ended March 31, 2001, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company's plan was based on a weighted average risk-free interest rate of 8.0%, 9.5% and 9.5%, expected option life of 5, 4.87 and 4.87 years, expected volatility of 82.97%, 100.85% and 100.85% and no expected dividends.

Subsequent to December 31, 2001, 99,500 options were exercised for proceeds of approximately $406,000.

During the year ended March 31, 2001, the Company acquired an undeveloped coalbed methane lease for 40,800 shares of common stock with a market value of approximately $5.53 per share or $225,673 and $366,621 of cash.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)



Note 7 - Income Taxes

The provision for income taxes for nine months ended December 31, 2001 and 2000 and the year ended March 31, 2001 consists of the following:

                                                             For the Year
                                 For the Nine Months Ended      Ended
                                        December 31,           March 31,
                                    2001           2000          2001
                                 ----------      ---------   ------------
                                                (Unaudited)

Current income tax expense       $        -      $       -   $         -
Deferred income tax expense       1,590,056        457,500       856,000
Change in deferred tax asset
  valuation allowance                     -       (109,500)     (146,000)
                                 ----------      ---------   -----------
Total income tax expense         $1,590,056      $ 348,000   $   710,000
                                 ==========      =========   ===========

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                                             For the Year
                                 For the Nine Months Ended      Ended
                                        December 31,           March 31,
                                    2001           2000          2001
                                 ----------      ---------   ------------
                                                (Unaudited)

Federal income tax rate             34%              34%          34%
State income tax rate                6                -            -
Other permanent differences         (1)               -            -
Change in valuation allowance        -              (10)          (5)
                                  ----             ----         ----
Effective tax rate                  39%              24%          29%
                                  ====             ====         ====

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 7   Income Taxes (continued)

The significant temporary differences and carry forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances as of December 31, 2001 are as follows:

                                                For the Nine Months Ended
                                                    December 31, 2001
                                                -------------------------

     Deferred tax assets
      Accruals and impairment                         $     225,000
      Net operating loss carryforward                     2,796,000
      Other                                                   4,000
                                                      -------------
         Gross deferred tax assets                        3,025,000
                                                      -------------

     Deferred tax liabilities
      Intangible drilling costs                          (3,487,000)
      Property and equipment                               (682,000)
                                                      -------------
         Gross deferred tax liabilities                  (4,169,000)
                                                      -------------
     Net deferred tax liability                       $  (1,144,000)
                                                      =============

For income tax purposes, the Company has approximately $7,000,000 of net operating loss carry forwards expiring in various years through 2022.

Note 8 - Commitment and Contingency

In June 2001, the Company entered into a long-term gas gathering contract which expires in December 2008. Under the contract, the Company will pay gas gathering fees per mcf delivered. The Company is obligated to pay a fee of $.40 per mcf on the first 3,350,000 mcf and $.25 per mcf thereafter. Additionally, the Company has an annual volume commitment for the first 3 years starting September 1, 2001. The Company's minimum volume for the first three years is (i) Year one 600,000 mcf, (ii) Year two 1,500,000 mcf, and
(iii) Year three 1,250,000 mcf. If the Company exceeds these minimums in a year, the excess reduces the following years commitment. If the Company does not meet the minimum in a year, the shortfall is added to the following years and at the end of the three years, the Company has to pay additional costs for the shortfall. Through December 31, 2001, the Company had delivered approximately 129,000 mcf.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)

Note 8 - Commitment and Contingency (continued)

The Company's oil and gas operations are subject to various Federal, state and local laws and regulations. The Company could incur significant expense to comply with new or existing laws and non-compliance could have a material adverse effect on the Company's operations.

Note 9 - Retirement Plan

The Company has a 401(k) plan covering substantially all of the employees of the oil and gas production enhancement service division. There were no Company contributions made to the plan during the nine months ended December 31, 2001 and 2000 or the year ended March 31, 2001.

Note 10 - Industry Segments

The Company reports segment information in accordance with Financial Accounting Standards Board Statement No. 131. This Statement requires disclosure of information related to certain operating segments of the Company and also requires restatement of segment information for prior periods.

The Company's operations have been classified into two industry segments: (i) Oil Field Services; and (ii) Oil and Gas Production. The Oil Field Services segment of the Company is directed at maintaining and enhancing production obtained from oil and gas wells and currently has operations in Kansas, Oklahoma, and Wyoming. The Oil and Gas Production segment of the Company has acquired interest in producing properties in Kansas and undeveloped leasehold in Wyoming of which a portion have been developed into producing properties.

                       Oil Field    Oil & Gas    Corporate and
                        Services    Production       Other      Consolidated
                       ----------   ----------   -------------  ------------
Net sales
 December 31, 2001     $9,853,624   $1,692,805   $       7,724  $11,554,153
 March 31, 2001         8,476,385      375,978           7,906    8,860,269

Depreciation, amorti-
zation, depletion and
impairment
 December 31, 2001        842,694      136,649         684,350    1,663,693
 March 31, 2001           809,857       64,860          47,387      922,104

Operating income (loss)
 December 31, 2001      2,163,119      143,118        (864,508)   1,441,729
 March 31, 2001         1,473,856       39,255      (1,014,039)     499,072

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 10 - Industry Segments (continued)

                       Oil Field    Oil & Gas    Corporate and
                        Services    Production       Other      Consolidated
                       ----------   ----------   -------------  ------------
Identifiable assets, net
 December 31, 2001     10,253,955   18,393,680     4,449,457     33,097,092
 March 31, 2001         6,068,312    8,446,840    11,498,772     26,013,924

Capital expenditures
 December 31, 2001      2,524,719    7,982,573         7,710     10,515,002
 March 31, 2001           615,294    6,155,337        53,756      6,824,387

Note 11 - Significant Customers

During the nine months ended December 31, 2001, the Company had sales to two unrelated third parties of approximately $2,640,000, representing approximately 23% of net sales. During the year ended March 31, 2001, the Company had no significant customers. Receivables outstanding from the December 31, 2001 significant customer sales were approximately $107,000.

Note 12 - Fair Value of Financial Instruments

The following assumptions were used in estimating the fair value of the Company's financial instruments:

The carrying value of the Company's cash balance, accounts receivable, accounts payable and accrued expenses represents the fair value of the accounts as of December 31, 2001. The fair value of the Company's long-term debt approximated the carrying value because (i) interest rates are variable or (ii) were executed at rates comparable to current rates for similar notes.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 13 - Earnings Per Share

The following shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock:

                                                  Weighted
                                                  Average
                                    Income      Common Shares    Earnings
                                   Numerator     Denominator     Per Share
                                   ----------   --------------   ---------
Basic earnings per share
 (December 31, 2001)
  Income available to common
   stockholders                    $2,540,395      3,250,552     $  .78
                                                                 ======
Plus: impact of assumed
 conversion of warrants and
  options                                   -        227,908
 Impact of assumed conversion
  of 8% subordinated convertible
  notes                                     - *        4,501
                                   ----------    -----------
Diluted earnings per share         $2,540,395      3,482,961     $  .73
                                   ==========    ===========     ======

The impact of 211,211 potential company shares were not included as their impact was antidilutive.

*  Interest on 8% subordinated convertible notes was capitalized.

                                                  Weighted
                                                  Average
                                    Income      Common Shares    Earnings
                                   Numerator     Denominator     Per Share
                                   ----------   --------------   ---------
Basic earnings per share
 (December 31, 2000)
  Income available to common
   stockholders                    $1,100,423      3,016,227     $  .36
                                                                 ======
Plus: impact of assumed
 conversion of warrants and
 options                                    -        153,232
                                   ----------      ---------
Diluted earnings per share         $1,100,423      3,169,459     $  .35
                                   ==========      =========     ======

The impact of 172,045 potential common shares were not included because their effect was anti-dilutive.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 13 - Earnings Per Share (Continued)

                                                  Weighted
                                                  Average
                                    Income      Common Shares    Earnings
                                   Numerator     Denominator     Per Share
                                   ----------   --------------   ---------
Basic earnings per share
 (March 31, 2001)
  Income available to common
   stockholders                    $1,767,344    3,066,027         $ .58
                                                                   =====
Plus: impact of assumed
 conversions of warrants and
 options                                    -      190,912
                                   ----------    ---------
Diluted earnings per share         $1,767,344    3,256,939        $  .54
                                   ==========    =========        ======

The impact of 101,211 potential common shares were not included because their effect was anti-dilutive.

Note 14 - Subsequent Events

In February 2002, the Company entered into an agreement with an unrelated company to assist the Company with obtaining up to $25,000,000 of financing for continued development of the Wyoming properties. As compensation for their services, the Company, upon receipt of the consent of the holders of the Company's 8% convertible notes, would grant options to this company based on the amount of financing obtained. No borrowings have been closed to date.

In March 2002, the Company entered into an agreement with and unrelated company and an unrelated individual to provide financing of $1,000,000. Under the agreement, both the company and the individual's, upon receipt of the consent of the holders of the Company's 8% convertible notes, will be granted 62,500 5-year options to purchase the Company's common stock at $14.68 per share.

As a result of the above agreement, the Company borrowed $1,000,000 from an unrelated individual with interest at 8% with principal and interest due June 5, 2002.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 14 - Subsequent Events (continued)

In addition, the Company borrowed an additional $1,000,000 from 4 unrelated individuals with interest at 8% and principal and interest due June 5, 2002. In connection with these notes, the Company, upon receipt of the consent of the holders of the Company's 8% convertible notes, will grant 62,500 5-year options to purchase the Company's common stock at $14.68 per share.

Note 15 - Supplemental Oil and Gas Information (Unaudited)

Proved Oil and Gas Reserves (Unaudited)

The following information was developed from reserve reports as of January 1, 2002 and April 1, 2001 which are based on estimates made by independent reserve engineers:

                                             Natural Gas       Crude Oil
                                               (MCF)           (Barrels)
                                             -----------       ---------

Proved reserves as of March 31, 2000                  -          110,500
Extensions, discoveries and other additions   9,144,761                -
Improved recovery                                     -          196,022
Purchase of minerals in place                         -          151,612
Production                                            -          (13,561)
                                             ----------         --------
Proved reserves as of March 31, 2001          9,144,761          444,573

Revisions of previous estimates                 208,837         (277,120)
Production                                     (128,998)         (29,289)
                                             ----------         --------
Proved reserves as of December 31, 2001       9,224,600          138,164
                                             ==========         ========

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

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 15 - Supplemental Oil and Gas Information (Unaudited) (continued)

Proved Developed Oil and Gas Reserves (continued)

                                                             Crude Oil and
                                             Natural Gas       Condensate
Proved Developed Reserves                       (MCF)           (Barrels)
-------------------------                    -----------     -------------

March 31, 2001                                4,129,933          444,573
December 31, 2001                             4,112,300          138,864

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with the Company's oil and gas acquisition, exploration and development activities during the nine months ended December 31, 2001 and the year ended March 31, 2001 are shown below.

                                             For the Nine    For the Year
                                             Months Ended        Ended
                                             December 31,      March 31,
                                                 2001            2001
                                             ------------    ------------
Property acquisition costs
 Proved                                      $    223,319    $    495,040
 Unproved                                       1,291,126       2,220,233
                                             ------------    ------------
     Total property acquisition costs           1,514,445       2,715,273

Exploration costs                                 721,760       2,728,806
Development costs                               6,957,735         789,296
                                             ------------    ------------
     Total costs                             $  9,193,940    $  6,233,375
                                             ============    ============

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 15 - Supplemental Oil and Gas Information (Unaudited) (continued)

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A, as of December 31, 2001 and March 31, 2001:

                                             For the Nine    For the Year
                                             Months Ended        Ended
                                             December 31,      March 31,
                                                 2001            2001
                                             ------------    ------------

Proved oil and gas properties                $  5,009,661    $  4,064,582
Unproved oil and gas properties                12,404,806       4,156,045
                                             ------------    ------------
     Total                                     17,414,467       8,220,627
Less accumulated depreciation, depletion,
 amortization and impairment                     (223,706)        (93,464)
                                             ------------    ------------
Net capitalized costs                        $ 17,190,861    $  8,127,163
                                             ============    ============

Oil and Gas Operations

Aggregate results of operations for each period ended December 31, 2001 and March 31, 2001, in connection with the Company's oil producing activities are shown below:

                                             For the Nine    For the Year
                                             Months Ended        Ended
                                             December 31,      March 31,
                                                 2001            2001
                                             ------------    ------------

Revenues                                     $  1,692,805    $    375,978
Production costs                                1,074,460         220,839
DD&A                                              130,232          64,860
                                             ------------    ------------
Results of operations from producing
 activities (excluding corporate overhead
 and interest costs)                         $    488,113    $     90,279
                                             ============    ============

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 15 - Supplemental Oil and Gas Information (Unaudited) (continued)

Oil and Gas Operations (continued)

The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2001 and March 31, 2001 as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 69. The Standard requires the use of a 10 percent discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves.

                                             For the Nine    For the Year
                                             Months Ended        Ended
                                             December 31,      March 31,
                                                 2001            2001
                                             ------------    ------------

Future cash inflows                          $ 27,499,212    $ 48,333,493
Future production costs                       (11,493,932)    (15,548,740)
Future development costs                         (500,000)       (500,000)
Future income tax expense                      (5,969,531)    (10,976,885)
                                             ------------    ------------
Future net cash flows                           9,535,749      21,307,868
10% annual discount for estimated timing
 on cash flows                                 (3,913,266)     (8,298,646)
                                             ------------    ------------
Standardized measure of discounted
 future cash flows                           $  5,622,483    $ 13,009,222
                                             ============    ============

Future cash inflows for the nine months ended December 31, 2001 are computed by applying a weighted average spot market gas price for the areas of production of $2.74 per MCF and a year-end weighted average oil price of $16.71 per barrel. Future cash inflows for the year ended March 31, 2001 are computed by applying a weighted average spot market gas price for the areas of production of $2.71 per MCF and a year-end weighted average oil price of $26.37 per barrel. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at December 31, 2001 and March 31, 2001 assuming continuation of existing economic conditions.

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

                         INFINITY, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements
            (All Disclosures for the Nine Months Ended December 31, 2000
                                  are Unaudited)


Note 15 - Supplemental Oil and Gas Information (Unaudited) (continued)

Oil and Gas Operations (continued)

Future income tax expenses at December 31, 2001 and March 31, 2001 were computed by applying the appropriate year-end statutory tax rates to the future pretax net cash flows relating to the Company's proved oil and gas reserves, less the tax basis of the properties involved.

The following reconciles the change in the standardized measure of discounted future net cash flow during the nine months ended December 31, 2001 and the year ended March 31, 2001:

                                             For the Nine    For the Year
                                             Months Ended        Ended
                                             December 31,      March 31,
                                                 2001            2001
                                             ------------    ------------

Beginning of period                          $ 13,009,222    $  1,097,657
Extensions, discoveries and other additions             -      10,064,485
Net change in prices and production costs      (7,315,638)              -
Revision of previous quantity estimates          (753,656)              -
Development costs incurred during the period            -         683,291
Sales of oil produced, net of production costs   (618,345)       (155,139)
Purchase of minerals in place                           -       1,318,928
Accretion of discount                           1,300,900               -
                                             ------------    ------------
End of period                                $  5,622,483    $ 13,009,222
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

                                   INFINITY, INC.



Dated:  April 1, 2002              By: /s/ Stanton E. Ross
                                       Stanton E. Ross, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

            SIGNATURE                  CAPACITY                DATE



/s/ Stanton E. Ross              President, Treasurer     April 1, 2001
Stanton E. Ross                  (Principal Accounting
                                 Officer) and Director


/s/ Jon D. Klugh                 Chief Financial          April 1, 2001
Jon D. Klugh                     Officer and Secretary



/s/ George R. Jones              Director                 April 1, 2001
George R. Jones



/s/ Leroy C. Richie              Director                 April 1, 2001
Leroy C. Richie



/s/ O. Lee Tawes                 Director                 April 1, 2001
O. Lee Tawes