Form 10QSB
period 2002-03-31
INFINITY INC
filed 2002-05-15
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 2002

                                     OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ______, 19___ to ____, 19___.

                       Commission File Number: 0-17204

                                 INFINITY, INC.
      (Exact Name of Small Business Issuer as Specified in its Charter)


          Colorado                                  84-1070066
(State or Other Jurisdiction of            (IRS Employer Identification
 Incorporation or Organization)                      Number)

                              211 West 14th Street
                              Chanute, Kansas 66720
          Address of Principal Executive Offices, Including Zip Code

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


                          [X] Yes            [ ] No


There were 7,086,564 shares of the Registrant's Common Stock outstanding as of May 14, 2002.













                               INFINITY, INC.

                                FORM 10-QSB

                                   INDEX

                                                                     Page
                                                                    Number

Part I.   Financial Information

Item 1.   Financial Information:

          Consolidated Balance Sheets..........................      3

          Consolidated Statements of Operations ...............      4

          Consolidated Statements of Comprehensive Income
          (loss) ..............................................      5

          Consolidated Statements of Cash Flows ...............      6-7

          Notes to Consolidated Financial Statements...........      8-11

Item 2.   Management's Discussion and Analysis or Plan of
          Operations ..........................................      12

Part II:  Other Information ...................................      17

Signatures ....................................................      18

                        INFINITY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   ASSETS

                                              March 31, 2002   Dec. 31, 2001
                                              --------------   -------------
CURRENT ASSETS                                  (Unaudited)

  Cash                                        $      376,283   $     665,898
  Accounts Receivable, less allowance for
   doubtful accounts of $10,000                    2,095,199       1,599,883
  Inventories                                        356,631         350,216
  Investment Securities                                 -            750,000
  Prepaid Expenses                                   194,457         104,095
                                              --------------   -------------
     Total current assets                          3,022,570       3,470,092

Property and equipment, at cost, less
 accumulated depreciation and impairment          10,601,156      10,343,145
Oil and gas properties, using full cost
 accounting net of accumulated depreciation,
 depletion and amortization
  Subject to amortization                          4,933,585       4,785,955
  Not subject to amortization                     17,071,495      12,404,906
Intangible assets, at cost, less accumulated
 amortization                                      2,567,684       1,526,519
Other Assets, net                                    588,827         566,475
                                              --------------   -------------
     Total assets                             $   38,785,317   $  33,097,092
                                              ==============   =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes Payable                               $    2,000,000   $        -
  Current portion of long-term debt                2,192,184       3,342,193
  Accounts Payable                                 4,458,262       2,591,243
  Accrued Expenses                                   398,340         391,309
                                              --------------   -------------
     Total Current Liabilities                     9,048,786       6,324,745

Long-term Liabilities
  Deferred income taxes                              951,028       1,144,028
  8% subordinated convertible notes payable        5,550,000       6,475,000
  Long-term debt, less current portion above       5,513,277       3,946,214
                                              --------------   -------------
     Total Liabilities                            21,063,091      17,889,987

Stockholders' Equity
  Common stock, par value $.0001, authorized
   300,000,000 shares, issued and outstanding
   6,965,800 shares;
     6,257,612 shares                                    696             652
  Additional paid-in-capital                      16,455,852      13,632,999
  Retained Earnings                                1,265,678       1,573,454
                                              --------------   -------------
     Total stockholders' equity                   17,722,226      15,207,105
                                              --------------   -------------
Total Liabilities and stockholders' equity    $   38,785,317   $  33,097,092
                                              ==============   =============

The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. See Notes to Consolidated Financial Statements.

                       INFINITY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Three Months Ended March 31,
                                                  2002            2001
                                               -----------     -----------
Revenues
 Oil and Gas Service Operations                $ 1,459,853     $ 2,578,397
 Oil and Gas Sales                                 666,140         183,601
 Other                                                -                451
                                               -----------     -----------
Total Revenue                                    2,125,993       2,762,449

Cost of sales
 Oil and Gas Service Operations                    904,335       1,570,967
 Oil and Gas Production Expenses and Taxes         413,815         102,864
 Other                                               7,762          10,947
                                               -----------     -----------
     Total cost of sales                         1,325,912       1,684,778
                                               -----------     -----------

Gross profit                                       800,081       1,077,671

Operating expenses                               1,311,663       1,069,113
                                               -----------     -----------

     Operating income (loss)                      (511,582)          8,558
                                               -----------     -----------

Other income (expense)
 Interest Income & Other Income                      8,857          31,323
 Interest Expense & Finance                         (6,049)       (611,363)
 Gain on sales of assets and marketable
  securities                                         7,998       1,600,403
                                               -----------     -----------
     Total other income                             10,806       1,020,363
                                               -----------     -----------
Net income (loss) before income taxes             (500,776)      1,028,921

Income tax benefit (expense)                       193,000        (362,000)
                                               -----------     -----------
     Net income (loss)                         $  (307,776)    $   666,921
                                               -----------     -----------
     Net income (loss) per common share        $     (0.05)    $      0.10
                                               -----------     -----------
     Net income (loss) per diluted common
      share                                    $     (0.05)    $      0.10
                                               -----------     -----------
Weighted Average Basic Shares Outstanding        6,761,024       6,436,388
Weighted Average Diluted Shares Outstanding      6,761,024       6,818,212



See Notes to Consolidated Financial Statements.

                       INFINITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                          INCOME (LOSS) (UNAUDITED)

                                               Three Months Ended March 31,
                                                  2002            2001
                                               -----------     -----------

Net Income (Loss)                              $  (307,776)    $   666,921

Other Comprehensive Income (loss):
  Unrealized holding gain (loss)
   on securities, net of taxes of
   ($314,051) for the three months ended
   3/31/2001:                                         -           (609,631)

Reclassifications, net of Deferred
  Tax expense of $(496,294) for the
  three months ended 3/31/2001:                       -           (963,395)
                                               -----------     -----------
Total Other Comprehensive Income (Loss)               -         (1,573,026)
                                               -----------     -----------

Comprehensive Income (Loss)                    $(  307,776)    $  (906,105)
                                               ===========     ===========
































See Notes to Consolidated Financial Statements.

                      INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Three Months Ended March 31,
                                                  2002            2001
                                               -----------     -----------
Cash flows from operating activities
  Net income (loss)                            $  (307,776)    $   666,921
  Adjustments to reconcile net income/(loss)
   to net cash
    Provided by/(used in) operating activities
     Depreciation, depletion and amortization      358,317         302,824
     Deferred income taxes                        (193,000)        362,000
     (Gain) on sale of assets                        7,998        (140,714)
     (Gain) on sale of marketable securities          -         (1,459,689)
     (Increase) decrease in operating assets
      Accounts receivable                         (495,316)       (659,219)
      Inventories                                   (6,415)        (58,511)
      Prepaid expenses                             (90,362)        152,786
     Increase (decrease) in operating liabilities
      Accounts payable                           1,867,019       1,264,404
      Accrued expenses                              23,892          45,250
                                               -----------     -----------
Net cash provided by operating activities        1,164,357         476,052
                                               -----------     -----------
Cash flows from investing activities
  Proceeds from sale of marketable securities      750,000       3,121,188
  Investment in oil and gas properties          (4,473,412)     (2,534,649)
  Investment in other assets and intangibles      (161,223)        (48,726)
  Purchase of property and equipment              (519,699)        108,169
  Proceeds from Sale of property and equipment        -            246,966
                                               -----------     -----------
Net cash provided by/(used in) investing
 activities                                     (4,404,334)        892,948
                                               -----------     -----------
Cash flows from financing activities
  Increase in notes payable                      2,000,000            -
  Increase (decrease) in borrowings on
   long-term debt                                3,625,309         (35,558)
  Proceeds from issuance of common stock           533,308          43,050
  Repayment of long-term debt                   (3,208,255)     (1,700,066)
                                               -----------     -----------
Net cash provided by (used in) financing
 activities                                      2,950,362      (1,692,574)
                                               -----------     -----------
Net decrease in cash                              (289,615)       (323,574)

Cash, beginning of period                          665,898         478,932
                                               -----------     -----------
Cash, end of period                            $   376,283     $   155,358
                                               ===========     ===========

                       INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


Supplemental cash flow disclosures:

Cash paid for interest, net of
  Amounts capitalized                                6,049         508,677

Non-cash transactions:
  Non-cash investment in oil and gas properties    435,340         275,271

  Change in Accumulated other Comprehensive
   Income, net of Income Taxes                        -        ($1,573,026)

  Property and equipment acquired through
   capital leases or seller financed debt             -           (440,383)

  Stock-based compensation for options issued
   with bridge loans recorded as loan costs      1,347,728            -

  Conversion of 8% Subordinated Debt and
   accrued interest to common stock                941,861            -

































See Notes to Consolidated Financial Statements

                      INFINITY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION

     Summary of issuer's significant accounting policies are incorporated by reference to Infinity's annual report on Form 10-KSB at December 31, 2001.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

(2)  GOODWILL

     Effective January 1, 2002, Infinity adopted Financial Accounting Standard
No. 142 (SFAS No. 142)   "Goodwill and other Intangible Assets".  As a result,
Infinity will no longer amortize goodwill, but will instead, review goodwill for impairment annually. The adoption of SFAS No. 142 had no effect on Infinity's earnings at January 1, 2002.

(3)  INVESTMENT SECURITIES

     CIS Oil and Gas, Inc. received 450,000 shares of common stock in Evergreen Resources, Inc. as part of the payment for the sale of gas production properties effective December 31, 1998. This stock was carried on the balance sheet as an available for sale security at its current market value. When the transaction was completed the value of this stock was approximately $7.5 million, at March 31, 1999, the value was approximately $9.0 million, and at March 31, 2000 the value was approximately $10.9 million.

     During the fiscal year ended March 31, 2001, CIS Oil and Gas, Inc. sold 225,000 shares of Evergreen stock for proceeds of approximately $6.5 million resulting in a gain of approximately $2.8 million. The value of the 225,000 shares remaining at March 31, 2001 was approximately $8.5 million. During the period ended June 30, 2001 CIS Oil and Gas, Inc. sold the remaining 225,000 shares for proceeds of approximately $8.9 million resulting in a pre-tax gain of approximately $5.1 million. The gain from the sale of the securities is reflected in Infinity, Inc.'s Consolidated Statement of Operations for the period ended December 31, 2001. A portion of the proceeds were used to pay off current and long-term debt.

     At December 31, 2001 Infinity, Inc. had $750,000 invested in securities. In January 2002 Infinity liquidated its investment in the securities and used the proceeds to continue to develop its Labarge and Pipleline coal-bed methane prospects. There was no material gain or loss as a result of the sale of the securities.

(4)  LONG TERM DEBT

     Effective June 13, 2001 Infinity, Inc. sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 8% per annum and is payable in arrears on each December 15 and June 15 commencing December 15, 2001. The notes are convertible to one share of common stock at $5.00 per share and mature on June 13, 2006. As of March 31, 2002, $925,000 of the notes have been converted to common stock. Infinity, Inc. incurred costs of $438,789 associated with the placement, which has been capitalized and will be amortized over the term of the notes. Infinity, Inc. also issued warrants to purchase 220,000 shares of common stock at $6.22, the closing price of Infinity, Inc.'s common stock on the closing date of the offering. Proceeds from the offering were used in the development of Infinity Oil and Gas of Wyoming, Inc.'s coal bed methane properties.

     In January 2002, Consolidated Oil Well Services, Inc. refinanced a portion of its long-term debt. Consolidated entered into a financing agreement whereby it executed:

     * A $2,000,000 revolving credit note cross-collateralized by substantially all of the assets of Consolidated; with interest at prime plus 1.0%. The note is due December 31, 2004 and as of March 31, 2002 Consolidated had borrowings of $205,099 on the revolver.

     * An approximately $2,900,000 term note with interest at prime plus 1.0%, due in monthly installments of $80,626 plus interest, through December 2004. The note is cross-collateralized by substantially all of the assets of Consolidated. As of March 31, 2002 Consolidated owed $2,741,285 on this note.

     * A $1,000,000 capital expenditure line with interest at prime plus 1.0%, due in monthly installments of $15,000 plus interest through December 31, 2004 when unpaid principal and interest are due. The note is cross-collateralized by substantially all the assets of Consolidated. Consolidated borrowed $720,000 under the note.

     The notes require Consolidated to comply with certain financial and restricted covenants and are also guaranteed by an officer of Infinity, Inc. Consolidated used a potion of the proceeds to pay off long-term debt and the revolving credit note with $2,716,843 outstanding at December 31, 2001.

     On March 7, 2002 Infinity, Inc. issued five-year options to purchase 250,000 shares of Infinity, Inc. common stock at $7.34 per share when it obtained $2,000,000 in 90 day, bridge loans with an annual interest rate of 8% in order to pay outstanding payables associated with the development of its coal bed methane properties. Infinity, Inc. capitalized loan costs of $1,347,728 related to the fair value of the options as determined using the Black-Scholes pricing method assuming a five year life, weighted average risk-free interest rate of 8%, expected volatility of 89.55% and no expected dividend yield. The loans were paid April 24, 2002 with proceeds from the sale of the 7% Subordinated convertible notes.

     Subsequent to March 31, 2002 Infinity, Inc. sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 7% per annum and is payable in arrears on each April 15 and October 15 commencing October 15, 2002. The notes are convertible to one share of common stock at $8.625 per share and mature on April 15, 2007. Infinity, Inc. also issued warrants to purchase 200,000 shares of common stock at $9.055. A portion of the proceeds from the offering was used to pay short-term bridge loans and payables associated with the development of the coal bed methane properties. The remaining proceeds will be used for additional development of the properties. Infinity incurred approximately $800,000 in costs associated with the financing. These costs will be capitalized and amortized over the term of the notes.

(5)  EARNINGS PER SHARE

     Basic earnings per share were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflect the potential dilutions that could occur if convertible notes, stock options and warrants were converted into common stock under the treasury stock method.

     At March 31, 2002, all potential common shares are anti-dilutive.

                                           Basic       Common      Earnings
                                          Earnings     Shares      Per Share
                                          --------    ---------    ---------
Basic earnings per share, March 31, 2001:
 Income available to common stockholders  $666,921    6,436,388      $0.10
Plus:  Impact of assumed conversions of
 Warrants and options                         -         381,824
Diluted earnings per share:
 Income available to common shareholders
   After assumed conversions of dilutive
    securities                            $666,921    6,818,212      $0.10

     For the period ended March 31, 2001, dilutive potential common shares of 202,422 were not included in the computation of diluted earnings per share because their effect was antidilutive.

(6)  EQUITY

     STOCK SPLIT

     In May 2002, Infinity affected a 2:1 stock split effective May 13, 2002. All shares and per share amounts have been restated to give effect to the stock split.

     STOCK OPTIONS

     During the three months ended March 31, 2002 options to purchase 262,200 shares were exercised from the 1999, 2000, and 2001 Stock Option Plans resulting in proceeds to Infinity, Inc. of $533,308. Options to purchase 4,000 shares were forfeited under a termination clause in the Option Plans.

     On August 16, 2001 the Infinity, Inc. board of directors approved the grant of incentive and non-qualified options to purchase 320,000 shares of common stock at $5.00 per share under the 2002 Stock Option Plan. The options granted under the 2002 Stock Option Plan will be issued upon approval of the plan at the Annual meeting of Shareholders on June 6, 2002.






















































                                     11
                                   ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                            RESULTS OF OPERATIONS

     Infinity, Inc. (Infinity) incurred a net loss after taxes of $(307,776), or $(0.05) per fully diluted share, in the quarter ended March 31, 2002 compared to net income after taxes of $666,921, or $0.10 per fully diluted share in the quarter ended March 31, 2001. One of the primary reasons for the decrease is during the quarter ended March 31, 2001 CIS Oil and Gas, Inc.
(CIS) recognized a pre-tax gain of $1,459,689 on the sale of 100,000 shares of Evergreen stock. The gain in the period was partially offset by expense of $606,606 associated with the unwinding of the financing agreements that were collateralized by the stock sold. The net after tax affect of the sale of the Evergreen stock and unwinding of the related financing costs was $545,973 in the period ended March 31, 2001. The other primary reason for the decrease in net income was the decrease in oil and gas service income as discussed below.

     Infinity experienced a $277,590 decrease in gross profit to $800,081 in the quarter ended March 31, 2002 from $1,077,671 for the quarter ended March 31, 2001. The decrease in gross profit during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was the result of a $1,118,544, or 43%, decrease in oil field service revenue to $1,459,853 from $2,578,397. The decrease in revenue was partially offset by a $666,632 decrease in oil field service cost of services provided. (See "OIL FIELD SERVICES" discussion below.) Oil field service revenue for the quarter ended March 31, 2002 was reduced by the elimination of $1,339,358 of oil field service sales that were provided to Infinity Oil and Gas of Wyoming, Inc. (Infinity-Wyoming) by Consolidated Oil Well Services, Inc. (Consolidated) for the development of its coal-bed methane properties. In conjunction with the elimination of the sales was the elimination of the related costs of $586,238, with the impact of these transactions being a reduction of $753,120 in pre-tax net income on Consolidated. At the same time, the gross cost of completing the wells on Infinity-Wyoming was decreased by the $753,120 of gross profit, resulting in capitalization of $586,238 of actual cost. As a result, the cost to complete the wells was $753,120 less than if Infinity-Wyoming would have used a third party service provider to complete the wells. Additionally, gross profit comparisons were affected by a $482,539 increase in sales of oil and gas from $183,601 for the period ended March 31, 2001 to $666,140 in the period ended March 31, 2002; with a corresponding increase of $310,951 in oil and gas production costs in the 2002 quarter.

     Operating expenses for the quarter ended March 31, 2002 increased $242,550 from $1,069,113 in the 2001 period to $1,311,663 in the 2002 period.
Infinity and its subsidiaries incurred approximately a $94,000 increase in shareholder maintenance and professional fees associated with SEC filings and investor relations and an increase in internal costs of obtaining financing. CIS Oil and Gas had accrued legal fees for the defense of suits that were settled in the period ended March 31, 2001 without incurring any additional expense and therefore reversed the accrual in the quarter ended March 31, 2001. The result was a reduction of $75,000 in legal expenses. Operating expenses for the period ended March 31, 2002 also included an increase in insurance expense of approximately $35,000 due to an increase in the number of employees and the related premiums and an increase in depreciation, depletion and amortization (DD&A) expense of approximately $30,000 due to the increased investment in assets subject to DD&A.

     During the quarter ended March 31, 2001 CIS Oil and Gas, Inc. (CIS) recognized a pre-tax gain of $1,459,689 on the sale of 100,000 shares of Evergreen stock. The gain in the period was partially offset by expense of $606,606 associated with the unwinding of the financing agreements that were collateralized by the stock sold. The net after tax affect of the sale of the Evergreen stock and unwinding of the related financing costs was $545,973 in the period ended March 31, 2001.

     Infinity recognized a deferred income tax benefit of $193,000 in the quarter ended March 31, 2002 compared to a deferred tax expense of $362,000 incurred in the period ended March 31, 2001. The recognition of Intangible Drilling Costs incurred during the period ended March 31, 2001 as a current expense offset the net income before taxes that had been recognized by Infinity and eliminated the current tax liability that would have been incurred during the period. This does, however, lead to the recognition of non-cash deferred tax expense during the period ended March 31, 2001. The liability associated with these deferred taxes will result in future tax payments as the properties begin producing revenues that exceed intangible drilling costs being incurred and operating expenses.

     OIL FIELD SERVICES: Consolidated recorded sales of $1,459,853 and cost of sales of $904,335 for the quarter ended March 31, 2002 compared to sales of $2,578,397 and cost of sales of $1,570,967 for the comparable period ended March 31, 2001. Consolidated also provided $1,339,358 in eliminated inter-company sales to Infinity-Wyoming at a cost of $586,238, which is capitalized as property development on Infinity-Wyoming. Consolidated's sales were drastically impacted in Kansas and Oklahoma during the period ended March 31, 2002 when a severe ice storm affected its entire service area for nearly a week. Many of Consolidated's customers were unable to operate their wells because of a lack of power and significant costs were incurred to put the wells back on line. Many customers have curtailed additional work on their wells and the completion of new wells until they can recover some of the costs incurred to repair their utilities.

     Consolidated also saw a reduction in revenues from sales out of the Gillette, Wyoming facility. Several significant customers have merged with larger oil and gas companies that have long standing service alliance with major oil field service companies and many customers in the Powder River Basin of Wyoming have been waiting on the courts to rule on action being taken by the Department of the Interior against the Bureau of Land Management concerning the issuance of drilling permits for coal bed methane leases. The mergers and delays in drilling activities have resulted in a loss of sales from the Gillette facility from approximately $800,000 in the quarter ended March 31, 2001 to $60,000 in the quarter ended March 31, 2002.

     OIL AND GAS PRODUCTION: Infinity Oil and Gas of Kansas, Inc. (Infinity-Kansas) recorded net revenue of $158,909 from the sale of 8,370 barrels of oil from its Kansas properties and operating expenses of $141,106. This compares to $183,601 in revenue and $102,864 in operating expense on the sale of 7,149 barrels of oil for the period ended March 31, 2001. Infinity-Kansas recognized $30,460 in depletion expense on the Kansas properties for a pre-tax loss of $(12,657) for the period ended March 31, 2002 compared to depletion expense of $50,158, $1,000 in other expenses and pre-tax net income of $31,579 for the period ended March 31, 2001. The Manson lease in the Cherokee field is currently producing approximately 60 barrels of oil a day while Infinity-Kansas' leases in the Owl Creek field are producing approximately 40 barrels of oil per day. Production from both fields was severely affected in February when an ice storm caused extensive damage to power lines in the area. Production capabilities were affected for several weeks and the injection facilities at the Manson property were not operating in order to maintain reservoir pressures in the field. This has resulted in production being slowed until reservoir pressures adequate to move the oil can be reestablished. The process of reestablishing adequate reservoir pressures to produce the oil will require the continued application of the polymer enhanced injection technology which costs approximately $15,000 per month. Infinity-Kansas had expected operating costs on the Manson lease to decrease by approximately $15,000 a month during the first quarter of 2002 when polymer injection was to be halted and water only injected into the reservoir behind the polymer. Reservoir pressures are again on the increase and the Infinity-Kansas expects production to return to its pre-storm levels of approximately 105 barrels a day.

     During the quarter ended March 31, 2002 Infinity-Wyoming recorded $261,492 in revenue on the sale of 12,635 barrels of oil and $245,739 in revenue on the sale of 141,295 MCF of natural gas from its Pipeline project. Infinity-Wyoming incurred $272,709 in lease operating expenses, production taxes, and transportation fees to produce the oil and gas during the period ended March 31, 2002. This equates to a per mcf equivalent of approximately $1.26 in lifting costs. Infinity-Wyoming also incurred $128,539 in general and administrative costs and $62,063 in depletion expense or approximately $0.88 per mcf equivalent for the period. Infinity-Wyoming did not produce any oil or gas from its coal bed methane properties and incurred $49,661 in general and administrative expenses during the period ended March 31, 2001.

     Subsequent to March 31, 2002 Infinity-Wyoming has completed five Almond formation wells in section 23 and four Lance wells in section 1 on the Pipeline project. Infinity-Wyoming also completed five wells on the Labarge project. All of these wells are now producing gas and Infinity-Wyoming expects to start generating revenue from the additional wells during the second quarter of 2002.

     OTHER INCOME AND EXPENSES: Expenses incurred in corporate activities were $289,922 for the three months ended March 31, 2002, compared to $758,892 for the three months ended March 31, 2001. The $468,970 decrease in corporate expenses was primarily due to a $500,623 decrease in interest expense, which was the result of the capitalization of $290,000 in interest expense to non-producing oil and gas properties during the period ended March 31, 2002 and the recognition of additional financing costs associated with the retirement of debt contracts associated with the Evergreen stock that was sold in the period ended March 31, 2001. Infinity also recognized a $1,459,689 gain on the sale of Evergreen stock during the period and incurred deferred income tax expense of $362,000 for the period ended March 31, 2001 compared to a deferred income tax benefit of $193,000 in the period ended March 31, 2002.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had a working capital deficit of $6.0 million compared to a working capital deficit of $2.9 million at December 31, 2001. The decrease in working capital was mainly due to the use of $750,000 of securities and $290,000 of cash that were used to pay debts and costs related to the development of the coal bed methane properties. In addition, accounts payable increased $2.6 million related to the cost associated with the development of the coal bed methane properties by Infinity-Wyoming. Since December 31, 2001, Infinity-Wyoming has incurred costs of approximately $4.9 million to continue the development of its coal bed methane properties by completing nine additional wells for production and two for disposal, and drilling four additional wells.

     Cash provided by operating activities during the quarter ended March 31, 2002, was $1.2 million compared to cash provided by operating activities of $0.5 million during the quarter ended March 31, 2001. During the period ended March 31, 2002 Infinity used $4.4 million in investing activities by investing $4.5 in oil and gas properties, and $0.5 million in property and equipment. Infinity also invested $0.2 million in other assets and received proceeds of $.8 million from the sale of marketable securities. During the period ended March 31, 2001 Infinity received proceeds from the sale of marketable securities of $3.1 million, invested $2.5 million in oil and gas properties, and received net proceeds of $0.3 million from the sale of property and equipment.

     During the period ended March 31, 2002 Infinity borrowed $2.0 million with which to pay outstanding payables associated with the development of the coal bed methane properties. Infinity obtained the bridge financing from unrelated parties on March 7, 2002 with the principal and interest of 8% per annum due in 90 days. Infinity repaid the bridge loans on April 24, 2002 with proceeds from the sale of the 7% convertible notes due 2006. In addition to the bridge loans, Infinity also paid $0.5 million on April 24, 2002 to settle debt that was associated with money borrowed to purchase coal bed methane leases in the Green River Basin of Wyoming in April, 2001. On January 14, 2002 Consolidated secured long term financing through the establishment of a revolving credit line for up to $2.0 million secured by eligible receivables, a $2.9 million term loan secured by substantially all of the assets of Consolidated, and a $1.0 million capital expenditure line secured by equipment
purchased by Consolidated.  The loans are also guaranteed by Infinity.   The
notes bear interest at prime plus 1% and are due December 31, 2004. As of March 31, 2002 Consolidated had borrowings of $0.2 million on the revolving credit line, $2.7 million on the term loan and $0.7 million on the capital expenditures line. Consolidated will make monthly payments of $80,626 plus interest and $15,000 plus interest on the term note and capital expenditures line, respectively until December 31, 2004 at which time the remaining principal and interest will be due.

     The notes require Consolidated to comply with certain financial and restricted covenants and are also guaranteed by an officer of Infinity, Inc. Consolidated used a potion of the proceeds to pay off long-term debt and the revolving credit note with $2,716,843 outstanding at December 31, 2001 and current payables due in the normal course of Consolidated's business activities. Infinity and its subsidiaries owe approximately $3.6 million for real estate and equipment loans secured by assets of Infinity and its subsidiaries. These notes mature in one to eighteen years and have current payments of approximately $35,000 per month.

     Infinity also received proceeds from the issuance of common stock of $0.5 million during the period ended March 31, 2002.

     During the period ended March 31, 2001 Infinity paid $1.7 million in long-term debt with the proceeds from the sale of Evergreen stock.

     The further development of Infinity-Wyoming's leasehold through the drilling, equipping and stimulation of additional coal bed methane gas wells and the continuation of the effort to upgrade the vehicles and equipment of Consolidated will require approximately $10,000,000 during the remainder of the calendar year ending December 31, 2002. Infinity believes that cash flow provided from its oil field service business and oil and gas production will be sufficient to fund its operating expenses for 2002. In order to finance its expected capital expenditures and the repayment of short term financing it arranged, on April 24, 2002, Infinity completed an offering of 7% Convertible Subordinated Notes resulting in net proceeds of approximately $11,745,000. In addition, Infinity intends to utilize a portion of the proceeds expected to be received from the exercise of the Class B Warrants for such capital expenditures.

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

                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Not Applicable

ITEM 2.  CHANGES IN SECURITIES.

     On March 7, 2002, the Company received $2,000,000 from five investors as short-term bridge loans. The bridge loans were repaid in April 2002. In connection with these loans, the Company issued five year options to the investors and a consultant to purchase up to an aggregate of 250,000 shares of the Company's Common Stock at $7.34 per share. In connection with these transactions the Company relied on Section 4(2) of the Securities Act of 1933. The investors were sophisticated investors who were given complete information concerning the Company.

     On April 22, 2002, the Company sold $12,540,000 of 7% Convertible Subordinated Notes to 88 accredited investors in a private offering. The notes mature in five year and are convertible into Common Stock at a price of $8.625 per share. In connection with this offering the Company paid C.E. Unterberg, Towbin a commission of $747,900 for its services as placement agent. C.E. Unterberg, Towbin also received a warrant to purchase 200,000 shares of the Company's Common Stock at $9.055 per share.

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

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.  None

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during this period.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.



Dated:  May 15, 2002               By:/s/ Stanton E. Ross
                                      Stanton E. Ross, President



Dated:  May 15, 2002               By:/s/ Jon D. Klugh
                                      Jon D. Klugh, Chief Financial Officer