Form 10QSB
period 2002-06-30
INFINITY INC
filed 2002-08-14
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended June 30, 2002

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

                            [X]  Yes       [ ]  No



There were 7,420,073 shares of the Registrant's Common Stock outstanding as of August 13, 2002.












                               INFINITY, INC.
                                FORM 10-QSB

                                   INDEX

                                                                      Page
Part I   Financial Information                                       Number

    Item 1.  Financial Information:

             Consolidated Balance Sheets.......................        3

             Consolidated Statements of Operations  ...........        4

             Consolidated Statements of Comprehensive
             Income (loss) ....................................        6

             Consolidated Statement of Changes in
             Stockholders' Equity .............................        7

             Consolidated Statements of Cash Flows ............        8

             Notes Consolidated Financial Statements ..........       10

     Item 2. Management's Discussion and Analysis or
             Plan of Operations ...............................       14


Part II:     Other Information.................................       21

Signatures ....................................................       23

                        INFINITY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                               June 30, 2002   Dec. 31, 2001
                                               -------------   -------------
Current Assets                                  (Unaudited)
  Cash                                         $    711,920    $    665,898
  Accounts Receivable, less allowance for
   doubtful accounts of $25,865 (2002) and
   $10,000 (2001)                                 1,565,998       1,599,883
  Investment Securities                           4,015,835         750,000
  Other Receivables                                 871,651            -
  Inventories                                       376,690         350,216
  Prepaid Expenses                                  100,520         104,095
  Notes Receivable Current Portion                   11,004            -
                                               ------------    ------------
     Total current assets                         7,653,618       3,470,092

Oil and gas properties, using full cost
 accounting net of accumulated depreciation,
 depletion and amortization
  Subject to amortization                        14,628,034       4,785,955
  Not subject to amortization                     9,216,627      12,404,906
Property and equipment, at cost, less
 accumulated depreciation and impairment         10,746,332      10,343,145
Intangible assets, at cost, less accumulated
 amortization                                     3,613,121       1,526,519
Notes Receivable, less current portion            1,608,996            -
Other Assets, net                                   452,888         566,475
                                               ------------    ------------
     Total assets                              $ 47,919,616    $ 33,097,092
                                               ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt            $  2,642,774    $  3,342,193
  Accounts Payable                                1,568,655       2,591,243
  Accrued Expenses                                   48,341         391,309
                                               ------------    ------------
     Total Current Liabilities                    4,259,770       6,324,745

Long-term Liabilities
  Deferred income taxes                             692,028       1,144,028
  8% subordinated convertible notes payable       4,463,000       6,475,000
  7% subordinated convertible notes payable      12,540,000            -
  Long-term debt, less current portion            5,045,539       3,946,214
                                               ------------    ------------
     Total Liabilities                           27,000,337      17,889,987
                                               ------------    ------------
Stockholders' Equity
  Common stock, par value $.0001, authorized
   300,000,000 shares, issued and outstanding
   7,420,073 shares; 6,515,224 shares                   742             652
  Additional paid-in-capital                     20,067,948      13,632,999
  Retained Earnings                                 850,589       1,573,454
                                               ------------    ------------
     Total stockholders' equity                  20,919,279      15,207,105
                                               ------------    ------------
     Total Liabilities and stockholders'
      equity                                   $ 47,919,616    $ 33,097,092
                                               ============    ============

The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Three Months Ended June 30,
                                                   2002           2001
                                               ------------    ------------
Revenues
  Oil and Gas Service Operations               $  2,043,334    $  3,594,724
  Oil and Gas Sales                                 536,719         294,202
  Other                                               2,668           3,315
                                               ------------    ------------
     Total Revenues                               2,582,721       3,892,241
                                               ------------    ------------
Cost of sales
  Oil and Gas Service Operations                  1,102,023       1,794,348
  Oil and Gas Production Expenses                   407,096         182,404
  Oil and Gas Production Taxes                       47,776           3,043
  Other                                               9,673           5,100
                                               ------------    ------------
     Total cost of sales                          1,566,568       1,984,895
                                               ------------    ------------
Gross profit                                      1,016,153       1,907,346
                                               ------------    ------------

General and Administrative Expense                1,051,492         778,157
Depreciation, Depletion and Amortization
  Expense                                           341,746         306,321
                                               ------------    ------------
     Total other operating expenses               1,393,238       1,084,478
                                               ------------    ------------
     Operating income (loss)                       (377,085)        822,868
                                               ------------    ------------
Other income (expense)
  Interest Income & Other Income                     11,652          48,450
  Interest Expense & Finance                       (308,656)     (1,705,297)
  Gain on sales of assets and marketable
   securities                                          -          5,129,155
                                               ------------    ------------
     Total other income (expense)                  (297,004)      3,472,308
                                               ------------    ------------
Net income (loss) before income taxes              (674,089)      4,295,176

Income tax benefit (expense)                        259,000      (1,462,000)
                                               ------------    ------------
     Net income (loss)                         $   (415,089)   $  2,833,176
                                               ------------    ------------
     Net income (loss) per common share        $      (0.06)   $       0.44
                                               ------------    ------------
     Net income (loss) per diluted common
      share                                    $      (0.06)   $       0.41
                                               ------------    ------------

Weighted Average Basic Shares Outstanding         7,110,258       6,472,800
Weighted Average Diluted Shares Outstanding       7,110,258       6,965,626

See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Six Months Ended June 30,
                                                    2002          2001
                                               ------------    ------------
Revenues
  Oil and Gas Service Operations               $  3,503,187    $  6,173,121
  Oil and Gas Sales                               1,203,722         478,756
  Other                                               2,669           3,766
                                               ------------    ------------
     Total Revenues                               4,709,578       6,655,643
                                               ------------    ------------
Cost of sales
  Oil and Gas Service Operations                  2,006,358       3,365,315
  Oil and Gas Production Expenses                   754,207         285,268
  Oil and Gas Production Taxes                      115,344           3,996
  Other                                              17,436          16,047
                                               ------------    ------------
     Total cost of sales                          2,893,345       3,670,626
                                               ------------    ------------
Gross profit                                      1,816,233       2,985,017
                                               ------------    ------------

General and Administrative Expense                2,004,836       1,544,446
Depreciation, Depletion and Amortization
  Expense                                           700,064         609,145
                                               ------------    ------------
     Total other operating expenses               2,704,900       2,153,591
                                               ------------    ------------
     Operating income (loss)                       (888,667)        831,426
                                               ------------    ------------

Other income (expense)
  Interest Income & Other Income                     20,509          79,773
  Interest Expense & Finance                       (314,705)     (2,316,660)
  Gain on sales of assets and marketable
    securities                                        7,998       6,729,558
                                               ------------    ------------
     Total other income (expense)                  (286,198)      4,492,671
                                               ------------    ------------
Net income (loss) before income taxes            (1,174,865)      5,324,097

Income tax benefit (expense)                        452,000      (1,824,000)
                                               ------------    ------------
     Net income (loss)                         $   (722,865)   $  3,500,097
                                               ------------    ------------

     Net income (loss) per common share        $      (0.10)   $       0.54
                                               ------------    ------------
     Net ncome (loss) per diluted common
      share                                    $      (0.10)   $       0.52
                                               ------------    ------------

Weighted Average Basic Shares Outstanding         6,936,605       6,454,696
Weighted Average Diluted Shares Outstanding       6,936,605       6,701,109

See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                          INCOME (LOSS) (UNAUDITED)

                                      Three Months                Six Months
                                      Ended June 30              Ended June 30
                                   2002          2001         2002          2001
                                ----------   -----------   -----------   -----------

Net Income (Loss)               $(415,089)   $ 2,833,176   $  (722,865)  $ 3,500,097

Other Comprehensive Income
(loss):
 Unrealized holding gain
  (loss)On Securities, net
   of taxes of ($314,051) for
   the six months ended
   6/30/2001:                         -             -             -         (609,631)

Reclassifications, net of
 Deferred Tax expense of
 $1,620,000 for the
 three months and $2,116,294
 for the six months ended
 6/30/2001, respectively:             -       (3,145,975)         -       (4,109,370)
                                ----------   -----------   -----------   -----------
Total Other Comprehensive
 Loss                                 -       (3,145,975)         -       (4,719,001)
                                ----------   -----------   -----------   -----------

Comprehensive Loss              $ (415,089)  $  (312,799)  $  (722,865)  $(1,218,904)
                                ==========   ===========   ===========   ===========
























See Notes to Consolidated Financial Statements

                         INFINITY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

                                       Common Stock       Additional       Retained
                                     Shares     Amount   Paid-in Capital   Earnings      Total
                                    ---------   ------   ---------------   ----------  -----------
Balance, December 31, 2001          6,515,224   $  652     $13,632,999     $1,573,454  $15,207,105

Issuance of common stock upon
exercise of options and warrants      494,464       49       1,649,308           -       1,649,357

Conversion of 8% convertible
notes and accrued interest to
common stock                          410,385       41       2,051,869           -       2,051,910

Options issued in connection
with the Bridge loans                    -          -        1,347,728           -       1,347,728

Warrants issued in connection
with 7% subordinated conver-
tible notes                              -          -        1,386,044           -       1,386,044

Net loss for the period                  -          -             -          (722,865)    (722,865)
                                    ---------   -----      -----------     ----------  -----------
Balance, June 30, 2002              7,420,073   $ 742      $20,067,948     $  850,589  $20,919,279
                                    =========   =====      ===========     ==========  ===========



























See Notes to Consolidated Financial Statements

                         INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Six Months Ended June 30,
                                                    2002          2001
                                               ------------    ------------
Cash flows from operating activities
  Net income (loss)                            $   (722,865)   $  3,500,097
  Adjustments to reconcile net income/(loss)
  to net cash
   Used in operating activities
    Depreciation, depletion and amortization        700,064         609,145
    Deferred income taxes                          (452,000)      1,824,000
    Gain on sale of assets                           (7,998)       (140,714)
    Gain on sale of marketable securities              -         (6,588,844)
    (Increase) decrease in operating assets
      Accounts and other receivables               (837,766)       (997,027)
      Inventories                                   (26,474)        (72,810)
      Prepaid expenses                                3,575         200,728
    Increase (decrease) in operating liabilities
      Accounts payable                           (1,022,588)        501,886
      Accrued expenses                             (303,058)       (213,997)
                                               ------------    ------------

Net cash used in operating activities            (2,669,110)     (1,377,536)
                                               ------------    ------------
Cash flows from investing activities
  Proceeds from sale of marketable securities       750,000      11,993,108
  Investment in marketable securities            (4,015,835)           -
  Investment in oil and gas properties           (7,010,352)     (5,175,851)
  Investment in other assets and intangibles       (864,398)       (576,159)
  Purchase of property and equipment             (1,073,546)       (186,191)
  Proceeds from sale of oil and gas properties      180,000            -
  Proceeds from sale of property and equipment      160,000         246,966
                                               ------------    ------------
Net cash provided by/(used in) investing
  activities                                    (11,874,131)      6,301,873
                                               ------------    ------------
Cash flows from financing activities
  Proceeds from notes payable                     2,397,499            -
  Sale of subordinated notes                     12,540,000       6,475,000
  Increase in borrowings on long-term
   debt                                           3,625,309       3,875,810
  Proceeds from issuance of common stock          1,649,357         124,762
  Repayment of long-term debt                    (5,622,902)     (9,558,377)
  Net cash provided by financing activities      14,589,263         917,195
                                               ------------    ------------
Net increase in cash                                 46,022       5,841,532

Cash, beginning of period                           665,898         478,932
                                               ------------    ------------
Cash, end of period                            $    711,920    $  6,320,464
                                               ============    ============



See Notes to Consolidated Financial Statements.

                       INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Six Months Ended June 30,
                                                   2002            2001
                                               ------------    ------------

Supplemental cash flow disclosures:

  Cash paid for interest, net of
   Amounts capitalized                              314,705         508,677

  Non-cash transactions:
   Amortization of loan fees - included
    in full cost pool for oil and gas
    properties                                    1,610,326         294,546

  Change in Accumulated other Comprehensive
   Income, net of Income Taxes                         -        ($1,573,026)

  Property and equipment acquired through
   capital leases or seller financed debt              -           (580,497)

  Stock-based compensation for options
   issued with bridge loans recorded as loan
   costs                                          1,347,728            -

  Stock-based compensation for options issued
   with, and beneficial conversion feature on
   Senior Subordinated Notes issued               1,386,044       2,089,209

  Conversion of 8% Subordinated Debt and
   accrued interest to common stock               2,051,910            -

  Sale of oil and gas property in exchange
   for note receivable                            1,620,000            -




















See Notes to Consolidated Financial Statements

                      INFINITY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

     Summary of issuer's significant accounting policies are incorporated by reference to Infinity's annual report on Form 10-KSB at December 31, 2001.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2)  Other Receivables

     During June, 2002, holders of Infinity, Inc.'s Class B Warrants exercised 3,918,328 warrants to purchase 163,264 shares of common stock for proceeds of $977,911. At June 30, 2002, $871,651 of the proceeds had not been remitted to Infinity, Inc. by the Transfer Agent and therefore, these proceeds are reflected as other receivables in the accompanying Consolidated Balance Sheet.

(3)  Goodwill

     Effective January 1, 2002, Infinity adopted Financial Accounting Standard
No. 142 (SFAS No. 142)   "Goodwill and other Intangible Assets".  As a result,
Infinity will no longer amortize goodwill, but will instead, review goodwill for impairment annually. The adoption of SFAS No. 142 had no effect on Infinity's earnings at January 1, 2002.

(4)  Investment Securities

     CIS Oil and Gas, Inc. received 450,000 shares of common stock in Evergreen Resources, Inc. as part of the payment for the sale of gas production properties effective December 31, 1998. This stock was carried on the balance sheet as an available for sale security at its current market value.

     As of June 30, 2001, CIS Oil and Gas, Inc. had sold all 450,000 shares of Evergreen stock for proceeds of approximately $15.4 million resulting in pre-tax gains of approximately $7.9 million. The gain from the sale of 325,000 shares of the securities is reflected in Infinity, Inc.'s Consolidated Statement of Operations for the period ended June 30, 2001. A portion of the proceeds was used to pay off current and long-term debt.

     At December 31, 2001 Infinity, Inc. had $750,000 invested in securities. In January 2002 Infinity liquidated its investment in the securities and used the proceeds to continue to develop its Labarge and Pipeline coal-bed methane prospects. There was no material gain or loss as a result of the sale of the securities. At June 30, 2002 Infinity, Inc. had the remaining proceeds from the sale of the 7% convertible notes of $4,015,835 invested in mutual fund money-market accounts. The fair market value of the securities approximated cost at June 30, 2002. Infinity will liquidate its short-term investment in securities when cash is needed for the continued development of its coal-bed methane prospects.

(5)  Long Term Debt

     Effective June 13, 2001 Infinity, Inc. sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 8% per annum and is payable in arrears on each December 15 and June 15 commencing December 15, 2001. The notes are convertible to one share of common stock at $5.00 per share and mature on June 13, 2006. As of June 30, 2002, $2,012,000 of the notes have been converted to common stock. Infinity, Inc. incurred costs of $438,789 associated with the placement, which has been capitalized and will be amortized over the term of the notes. Infinity, Inc. also issued warrants to purchase 220,000 shares of common stock at $6.22, the closing price of Infinity, Inc.'s common stock on the closing date of the offering. Proceeds from the offering were used in the development of Infinity Oil and Gas of Wyoming, Inc.'s coal bed methane properties.

     In January 2002, Consolidated Oil Well Services, Inc. refinanced a portion of its long-term debt. Consolidated entered into a financing agreement whereby it executed:

     A $2,000,000 revolving credit note cross-collateralized by substantially all of the assets of Consolidated with interest at prime plus 1.0%. The note is due December 31, 2004 and as of June 30, 2002 Consolidated had borrowings of $663,066 on the revolver.

     An approximately $2,900,000 term note with interest at prime plus 1.0%, due in monthly installments of $80,626 plus interest, through December 2004. The note is cross-collateralized by substantially all of the assets of Consolidated. As of June 30, 2002 Consolidated owed $2,418,781 on this note.

     A $1,000,000 capital expenditure line with interest at prime plus 1.0%, due in monthly installments of $15,000 plus interest through December 31, 2004 when unpaid principal and interest are due. The note is cross-collateralized by substantially all the assets of Consolidated. Consolidated borrowed $720,000 under the note and as of June 30, 2002 Consolidated owed $645,000 on the note.

     The notes require Consolidated to comply with certain financial and restricted covenants and are also guaranteed by an officer of Infinity, Inc. Consolidated used a potion of the proceeds to pay off long-term debt and a revolving credit note with $2,716,843 outstanding at December 31, 2001.

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

     On April 22, 2002 Infinity, Inc. sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 7% per annum and is payable in arrears on each April 15 and October 15 commencing October 15, 2002. The notes are convertible to one share of common stock at

$8.625 per share and mature on April 15, 2007. Infinity, Inc. also issued warrants to purchase 200,000 shares of common stock at $9.055. A portion of the proceeds from the offering was used to pay short-term bridge loans and payables associated with the development of the coal bed methane properties. The remaining proceeds will be used for additional development of the properties. Infinity incurred approximately $825,151 in costs associated with the financing. These costs were capitalized and will be amortized over the term of the notes.

(6)  Earnings (Loss) per Share

     Basic earnings (loss) per share were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings (loss) per share reflect the potential dilutions that could occur if convertible notes, stock options and warrants were converted into common stock under the treasury stock method.

     At June 30, 2002, all potential common shares are anti-dilutive.

                                                    Basic       Common     Earnings
                                                  Earnings      Shares     Per Share
                                                 ----------    ---------   ---------
Year to Date Basic earnings per share:
  Six months ending June 30, 2001:
  Income available to common stockholders        $3,500,097    6,454,696     $0.54
Plus:  Impact of assumed conversions of
  Warrants and options                                 -         246,413
                                                 ----------    ---------
Diluted earnings per share:
  Income available to common shareholders
   After assumed conversions of dilutive
    securities                                   $3,500,097    6,701,109     $0.52
                                                 ==========    =========
Quarter to Date Basic earning per share:
  Three months ending June 30, 2001:
   Income available to common stockholders       $2,833,176    6,472,800     $0.44
  Plus:  Impact of assumed conversions of
   Warrants and options                                -         492,826
                                                 ----------    ---------
Diluted earnings per share:
  Income available to common shareholders
   After assumed conversions of dilutive
    securities                                   $2,833,176    6,965,626     $0.41
                                                 ==========    =========

     For the period ended June 30, 2001, dilutive potential common shares of 422,422 were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

(7)  Equity

     Stock Split

     In May 2002, Infinity affected a 2:1 stock split in the form of a 100% stock dividend effective May 13, 2002. All shares and per share amounts have been restated to give effect to the stock split.

     Stock Options

     During the six months ended June 30, 2002 options to purchase 331,200 shares were exercised from the 1999, 2000, and 2001 Stock Option Plans resulting in proceeds to Infinity, Inc. of $669,773. Options to purchase 4,000 shares were forfeited under a termination clause in the Option Plans.

     On August 16, 2001 the Infinity, Inc. board of directors approved the grant of incentive and non-qualified options to purchase 320,000 shares of common stock at $5.00 per share under the 2002 Stock Option Plan. The options granted under the 2002 Stock Option Plan were approved at the June 6, 2002 Shareholders meeting and have been issued. Fifty percent of the options granted under this plan vested upon approval of the Shareholders with the remaining fifty percent vesting June 6, 2003.

     Class B Warrants

     Infinity, Inc. issued 163,264 shares of common stock during the six month period ended June 30, 2002 for $6.00 per share to the holders of the Class B Warrants, resulting in proceeds to Infinity, Inc. of $977,911 at June 30, 2002. Warrants to purchase 39,158 shares of Infinity, Inc. common stock expired unexercised on June 30, 2002.

(8)  Sale of Kansas Oil and Gas Properties

     Effective May 1, 2002 Infinity Oil and Gas of Kansas, Inc. sold its interest in oil and gas properties in eastern Kansas for $180,000 cash and a $1,620,000 note receivable. The note bears interest at 7.7%, requires quarterly payments of $35,000, including interest and is due on August 1, 2005. The transaction resulted in a gain of approximately $244,000, which is recorded as a reduction in capitalized oil and gas property costs under the full cost accounting method.

                                    ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     Quarters ended June 30

     Infinity, Inc. (Infinity) incurred a net loss after taxes of $(415,089), or $(0.06) per fully diluted share, in the quarter ended June 30, 2002 compared to net income after taxes of $2,833,176, or $0.41 per fully diluted share in the quarter ended June 30, 2001. One of the primary reasons for the decrease is during the quarter ended June 30, 2001 CIS Oil and Gas, Inc. (CIS) recognized a pre-tax gain of $5,129,155 on the sale of 225,000 shares of Evergreen stock. The gain in the period was partially offset by expense of $1,396,641 associated with the unwinding of the financing agreements that were collateralized by the stock sold. The net after tax affect of the sale of the Evergreen stock and unwinding of the related financing costs was $2,314,159 in the period ended June 30, 2001. The other primary reason for the decrease in net income was the decrease in oil and gas service income as discussed below.

     Infinity experienced a $891,193 decrease in gross profit to $1,016,153 in the quarter ended June 30, 2002 from $1,907,346 for the quarter ended June 30, 2001. The decrease in gross profit during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 was the result of a $1,551,390, or 43% decrease in oil field service revenue to $2,043,334 from $3,594,724. The decrease in revenue was partially offset by a $692,325 decrease in oil field service cost of services provided (See OIL FIELD SERVICES discussion below). Oil field service revenue for the quarter ended June 30, 2002 was reduced by the elimination of $31,250 of oil field service sales that were provided to Infinity Oil and Gas of Wyoming, Inc. (Infinity-Wyoming) by Consolidated Oil Well Services, Inc. (Consolidated) for the development of its coal-bed methane properties. Additionally, gross profit comparisons were affected by a $242,517 increase in sales of oil and gas from $294,202 for the period ended June 30, 2001 to $536,719 in the period ended June 30, 2002 with a corresponding increase of $269,425 in oil and gas production costs in the 2002 quarter.

     Operating expenses for the quarter ended June 30, 2002 increased $308,760 from $1,084,478 in the 2001 period to $1,393,238 in the 2002 period. Infinity and its subsidiaries incurred approximately a $125,000 increase in stockholder maintenance and professional fees associated with SEC filings and investor relations and an increase in internal costs of obtaining financing. Operating expenses for the period ended June 30, 2002 also included an increase in insurance expense of approximately $116,000 due to an increase in the number of employees, increased levels of general liability limits to meet contract obligations, and increased costs of specialty coverages such as control of well insurance and replacement cost insurance on the most valuable units in the oil field service fleet. There was also an increase in depreciation, depletion and amortization (DD&A) expense of approximately $35,000 due to the increased investment in assets subject to DD&A.

     During the quarter ended June 30, 2001 CIS Oil and Gas, Inc. (CIS) recognized a pre-tax gain of $5,129,155 on the sale of 225,000 shares of Evergreen stock. The gain in the period was partially offset by expense of $1,793,425 associated with the unwinding of the financing agreements that were collateralized by the stock sold. The net after tax affect of the sale of the Evergreen stock and unwinding of the related financing costs was $2,068,153 in the period ended June 30, 2001.

     Infinity recognized a deferred income tax benefit of $259,000 in the quarter ended June 30, 2002 compared to a deferred tax expense of $1,462,000 incurred in the period ended June 30, 2001. Intangible drilling costs incurred during the period ended June 30, 2001 were reflected as a current expense for tax purposes and offset the net income before taxes that had been recognized by Infinity and eliminated the current tax liability that would have been incurred during the period. This does, however, lead to the recognition of non-cash deferred tax expense during the period ended June 30, 2001. The liability associated with these deferred taxes will result in future tax payments as the properties begin producing revenues that exceed intangible drilling costs being incurred and operating expenses.

     OIL FIELD SERVICES: Sales for the quarter ended June 30, 2002 continued to be sluggish when compared with the same period from a year ago. Consolidated recorded sales of $2,043,334 and cost of sales of $1,102,023 for the quarter ended June 30, 2002 compared to sales of $3,594,724 and cost of sales of $1,794,348 for the comparable period ended June 30, 2001. Consolidated also provided $31,250 in eliminated inter-company sales to Infinity-Wyoming at a cost of $57,117, which is capitalized as property development.

     While many customers in Eastern Kansas and Northeastern Oklahoma are taking additional acreage positions and planning drilling projects, much of the acreage has not yet made it into the developmental stage. Additionally, some large customers have slowed their development activities as they are evaluating work completed in prior periods. Activities in the Gillette, Wyoming facility continue to be slow while operators are addressing regulatory and permitting issues. The restructuring of some companies continue to slow new drilling activity. Increased competition from other service companies, mainly small, local independents has also been a factor in all of the areas in which Consolidated provides services.

     OIL AND GAS PRODUCTION: Infinity Oil and Gas of Kansas, Inc. (Infinity-Kansas) recorded net revenue of $24,663 from its Kansas properties, operating expenses of $52,870 and production taxes of $267 during the quarter ended June 30, 2002. This compares to $255,227 in revenue, $109,290 in operating expense and $1,892 in production taxes for the period ended June 30,
2001.   Effective May 1, 2002 Infinity-Kansas sold its interest in the Owl
Creek and Manson properties to West Central Oil, LLC for cash and notes receivable. Under the Full Cost method of accounting for oil and gas properties Infinity and its subsidiaries will not recognize a gain or loss on the sale of its oil and gas properties unless the sale would have a material impact on the relationship between the oil and gas property values and the value of the reserves associated with those properties. Infinity reduced its investment in the remaining oil and gas properties by approximately $244,000 on the sale of the property.

     During the quarter ended June 30, 2002 Infinity-Wyoming recorded $227,447 in revenue on the sale of 8,814 barrels of oil and $284,609 in revenue on the sale of 160,687 MCF of natural gas from its Pipeline and Labarge projects. Infinity-Wyoming incurred $291,250 in lease operating expenses, $47,509 in production taxes, and $62,976 in transportation fees to produce the oil and gas during the period ended June 30, 2002. This equates to a per MCF equivalent of approximately $1.85 in lifting costs. Lifting costs for the period included approximately $39,000 in water disposal fees that were incurred prior to the completion of the salt-water disposal well at Labarge.

The elimination of these costs with the use of the disposal well will reduce lifting costs by approximately $0.18 per MCF equivalent. Infinity-Wyoming also incurred $169,915 in general and administrative costs and $63,779 in depletion expense or approximately $1.09 per MCF equivalent for the period. Infinity-Wyoming recorded $38,975 of revenue from the sale of 1,865 barrels of oil from its coal bed methane properties, incurred $73,114 operating costs and $1,151 in production taxes in the period ended June 30, 2001.
Infinity-Wyoming began oil sales in June 2001 and gas sales in August of 2001 from 5 wells on its Pipeline project and has continued production through the current quarter, resulting in the increased production and revenue for Infinity-Wyoming.

     During the quarter ended June 30, 2002 Infinity-Wyoming completed five Almond formation wells in section 23 and four Lance wells in section 1 on the Pipeline project. Infinity-Wyoming now has 4 Lance formation wells, 4 Almond formation wells and 1 disposal well operating on the Pipeline project. Infinity-Wyoming has also drilled 6 additional Almond formation wells and one disposal well in sections 12 and 13 on the Pipeline project.

     Infinity-Wyoming has also completed 5 producing wells, a water disposal well and a water monitoring well on the Labarge property and is currently dewatering and producing gas from the wells at approximately 500 MCF per day.

     OTHER INCOME AND EXPENSES: Other income and expense was a net expense of $297,004 for the three months ended June 30, 2002, compared to income of $3,472,308 for the three months ended June 30, 2001. The $3,769,312 decrease in other income and expenses was primarily due to a $5,129,155 decrease in gain from the sale of Evergreen stock, offset by a $1,396,641 decrease in interest and financing costs. The reduction in interest and financing costs was due to the recognition of additional financing costs associated with the retirement of debt contracts associated with the Evergreen stock that was sold in the period ended June 30, 2001.

     Year to Date for periods ended June 30

     Infinity incurred a net loss after taxes of $(722,865), or $(0.10) per fully diluted share, in the six month period ended June 30, 2002 compared to net income after taxes of $3,500,097, or $0.52 per fully diluted share in the six month period ended June 30, 2001. One of the primary reasons for the decrease is during the quarter ended June 30, 2001 recognized a pre-tax gain of $6,588,844 on the sale of 325,000 shares of Evergreen stock and a $140,714 gain on the sale of equipment. The gain in the period was partially offset by expense of $2,104,395 associated with the unwinding of the financing agreements that were collateralized by the stock sold. The net after tax affect of the sale of the Evergreen stock and unwinding of the related financing costs was $2,780,358 in the period ended June 30, 2001. The other primary reason for the decrease in net income was the decrease in oil and gas service income as discussed below.

     Infinity experienced a $1,168,784 decrease in gross profit to $1,816,233 in the six-month period ended June 30, 2002 from $2,985,017 for the six-month period ended June 30, 2001. The decrease in gross profit during the period ended June 30, 2002 compared to the quarter ended June 30, 2001 was the result of a $2,669,934, or 43% decrease in oil field service revenue to $3,503,187 from $6,173,121. The decrease in revenue was partially offset by a $1,358,957 decrease in oil field service cost of services provided (See OIL FIELD SERVICES discussion below). Oil field service revenue for the six-month period ended June 30, 2002 was reduced by the elimination of $1,370,608 of oil field service sales that were provided to Infinity-Wyoming by Consolidated for the development of its coal-bed methane properties. In conjunction with the elimination of the sales was the elimination of the related costs of $669,913, with the impact of these transactions being a reduction of $700,695 in pre-tax net income on Consolidated. At the same time, the gross cost of completing the wells on Infinity-Wyoming was decreased by the $700,695 of gross profit, resulting in capitalization of $669,913 of actual cost. As a result, the cost to complete the wells was $700,695 less than if Infinity-Wyoming would have used a third party service provider to complete the wells. Additionally, gross profit comparisons were affected by a $724,966 increase in sales of oil and gas from $478,756 for the period ended June 30, 2001 to $1,203,722 in the period ended June 30, 2002 with a corresponding increase of $580,287 in oil and gas production costs in the 2002 quarter.

     Operating expenses for the six-month period ended June 30, 2002 increased $551,309 from $2,153,591 in the 2001 period to $2,704,900 in the 2002 period.
Infinity and its subsidiaries incurred approximately a $185,000 increase in stockholder maintenance and professional fees associated with SEC filings and investor relations and an increase in internal costs of obtaining financing. CIS Oil and Gas had accrued legal fees for the defense of suits that were settled in the period ended June 30, 2001 without incurring any additional expense and therefore reversed the accrual in the six-month period ended June 30, 2001. The resulting reduction in legal fees for the prior year period leads to an increase of $76,000 in legal expenses for the current year period compared to the same period in the prior year. Operating expenses for the period ended June 30, 2002 also included an increase in insurance expense of approximately $150,000 due to an increase in the number of employees, increased levels of general liability limits to meet contract obligations, and increased costs of specialty coverage such as control of well insurance and replacement cost insurance on the most valuable units in the oil field service fleet. There was also an increase in depreciation, depletion and amortization (DD&A) expense of approximately $91,000 due to the increased investment in assets subject to DD&A.

     During the six-month period ended June 30, 2001 CIS Oil and Gas, Inc. recognized a pre-tax gain of $6,589,276 on the sale of 325,000 shares of Evergreen stock. The gain in the period was partially offset by expense of $2,104,395 associated with the unwinding of the financing agreements that were collateralized by the stock sold. The net after tax affect of the sale of the Evergreen stock and unwinding of the related financing costs was $2,780,358 in the period ended June 30, 2001.

     Infinity recognized a deferred income tax benefit of $452,000 in the six-month period ended June 30, 2002 compared to a deferred tax expense of $1,824,000 incurred in the period ended June 30, 2001. Intangible drilling costs incurred during the period ended June 30, 2001 were reflected as a current expense for tax purposes and offset the net income before taxes that had been recognized by Infinity and eliminated the current tax liability that would have been incurred during the period. This does, however, lead to the recognition of non-cash deferred tax expense during the period ended June 30, 2001. The liability associated with these deferred taxes will result in future tax payments as the properties begin producing revenues that exceed intangible drilling costs being incurred and operating expenses.

     OIL FIELD SERVICES: Consolidated recorded sales of $3,503,187 and cost of sales of $2,006,358 for the six-month period ended June 30, 2002 compared to sales of $6,173,121 and cost of sales of $3,365,315 for the comparable period ended June 30, 2001. Consolidated also provided $1,370,608 in eliminated inter-company sales to Infinity-Wyoming at a cost of $669,913, which is capitalized as property development on Infinity-Wyoming.

     While many customers in Eastern Kansas and Northeastern Oklahoma are taking additional acreage positions and planning drilling projects, much of the acreage has not yet made it into the developmental stage. Additionally, some large customers have slowed their development activities as they are evaluating work completed in prior periods. Activities in the Gillette, Wyoming facility continue to be slow while operators are addressing regulatory and permitting issues. The restructuring of some companies continues to slow new drilling activity. Increased competition from other service companies, mainly small, local independents has also been a factor in all of the areas in which Consolidated provides services.

     OIL AND GAS PRODUCTION: Infinity-Kansas recorded net revenue of $184,435 from its Kansas properties, incurred operating expenses of $193,976 and production taxes of $1,130 during the six months ended June 30, 2002. This compares to $439,781 in revenue, $212,154 in operating expense and $2,845 of production taxes for the period ended June 30, 2001. Effective May 1, 2002 Infinity-Kansas sold its interest in the Owl Creek and Manson properties to West Central Oil, LLC for cash and notes receivable. Under the Full Cost method of accounting for oil and gas properties Infinity and its subsidiaries will not recognize a gain or loss on the sale of its oil and gas properties unless the sale would have a material impact on the relationship between the oil and gas property values and the value of the reserves associated with those properties. Infinity reduced its investment in the remaining oil and gas properties by approximately $244,000 on the sale of the property.

     During the six-month period ended June 30, 2002 Infinity-Wyoming recorded $488,938 in revenue on the sale of 21,261 barrels of oil and $530,349 in revenue on the sale of 301,982 MCF of natural gas from its Pipeline and Labarge projects. Infinity-Wyoming incurred $440,737 in lease operating expenses, $114,214 in production taxes, and $119,494 in transportation fees to produce the oil and gas during the period ended June 30, 2002. This equates to a per MCF equivalent of approximately $1.57 in lifting costs. Infinity-Wyoming also incurred $293,826 in general and administrative costs and $130,986 in depletion expense or approximately $0.99 per MCF equivalent
for the period.   Infinity-Wyoming recorded $38,975 of revenue from the sale of 1,865 barrels of oil from its coal bed methane properties, incurred $73,114 in lease operating costs and $1,151 in production taxes in the period ended June 30, 2001. Infinity-Wyoming began oil sales in June 2001 and gas sales in August of 2001 from 5 wells on its Pipeline project and has continued production through the current quarter, resulting in the increased production and revenue for Infinity-Wyoming.

     During the six months ended June 30, 2002 Infinity-Wyoming completed five Almond formation wells in section 23 and four Lance wells in section 1 on the Pipeline project. Infinity-Wyoming now has 4 Lance formation wells, 4 Almond formation wells and 1 disposal well operating on the Pipeline project. In addition to its producing wells, Infinity-Wyoming has drilled 6 additional Almond formation wells and one disposal well in sections 12 and 13 on the Pipeline project and plans to drill two additional Almond formation wells in section 12.

     Infinity-Wyoming has also completed 5 producing wells, a water disposal well and a water monitoring well on the Labarge property and is currently dewatering and producing gas from the wells at approximately 500 MCF per day.

     OTHER INCOME AND EXPENSES: Other income and expense for the six months ended June 30, 2002, was a net expense of $286,198 compared to $4,492,671 for the six months ended June 30, 2001. The $4,778,869 decrease in other income and expenses was primarily due to a $6,588,844 decrease in gain from the sale of Evergreen stock and a $2,001,955 decrease in interest and financing costs. The reduction in interest and financing costs was due to the recognition of additional financing costs associated with the retirement of debt contracts associated with the Evergreen stock that was sold in the period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had working capital of $3.4 million compared to a working capital deficit of $2.9 million at December 31, 2001. The increase in working capital was due to the issuance of an additional $12.5 million in subordinated notes and the exercise of Class B Warrants from which the proceeds were used to pay $2,404,000 in current notes, reduce accounts payable and continue the development of Infinity-Wyoming's coal bed methane properties. Since December 31, 2001, Infinity-Wyoming has incurred costs of approximately $7 million to continue the development of its coal bed methane properties by completing fourteen additional wells for production and two for disposal, and drilling seven additional wells.

     Cash used in operating activities during the six months ended June 30, 2002, was $2.7 million compared to cash used in operating activities of $1.4 million during the period ended June 30, 2001. During the period ended June 30, 2002 Infinity used $11.9 million in investing activities by investing $7.0 million in oil and gas properties, $4.0 in short term marketable securities, $0.9 million in intangibles related to the 7% Note offering, and $1.1 million in property and equipment. Infinity received proceeds of $1.0 million from the sale of marketable securities, property and equipment and oil and gas properties. During the period ended June 30, 2001 Infinity received proceeds from the sale of marketable securities of $12.0 million, invested $5.8 million in oil and gas properties, and received net proceeds of $0.3 million from the sale of property and equipment.

     During the period ended June 30, 2002 Infinity borrowed $2.0 million with which to pay outstanding payables associated with the development of the coal bed methane properties. Infinity obtained the bridge financing from unrelated parties on March 7, 2002 with the principal and interest at a rate of 8% due in 90 days. Infinity repaid the bridge loans on April 24, 2002 with proceeds from the sale of $12.5 million of 7% Subordinated Convertible Notes due in 2007. In addition to the bridge loans, Infinity also paid $0.5 million on April 24, 2002 to settle debt that was associated with the purchase of coal bed methane leases in the Green River Basin of Wyoming in April, 2001. On January 14, 2002 Consolidated secured long term financing through the establishment of a revolving credit line for up to $2.0 million, a $2.9
million term loan, and a $1.0 million capital expenditure line.   The notes
bear interest at prime plus 1% and are due December 31, 2004. As of June 30, 2002 Consolidated had borrowings of $0.7 million on the revolving credit line, $2.4 million on the term loan and $0.6 million on the capital expenditures line. Consolidated will make monthly payments of $80,626 plus interest and $15,000 plus interest on the term note and capital expenditures line, respectively until December 31, 2004 at which time the remaining principal and interest will be due.

     The notes are cross collateralized by substantially all of the assets of Consolidated, require Consolidated to comply with certain financial and restrictive covenants and are also guaranteed by an officer of Infinity, Inc. Consolidated used a potion of the proceeds to pay off long-term debt and a revolving credit note with $2,716,843 outstanding at December 31, 2001 and current payables due in the normal course of Consolidated's business activities. Infinity and its subsidiaries owe approximately $3.9 million for real estate and equipment loans secured by assets of Infinity and its subsidiaries. These notes mature in one to eighteen years and have current payments of approximately $35,000 per month.

     Infinity received approximately $11.7 million (net of offering costs) from the sale of 7% Subordinated Convertible Notes due in 2007. Infinity also received proceeds from the issuance of common stock of $1.6 million during the period ended June 30, 2002. Approximately $1.0 million of the proceeds were from the exercise of Infinity, Inc. Class B Warrants that expired June 30, 2002. The remaining proceeds were received from the exercise of options to purchase 331,200 shares of stock.

     The further development of Infinity-Wyoming's leasehold through the equipping and stimulation of the six production and one disposal well and the drilling equipping and stimulation of two additional Almond formation coal bed methane gas wells in sections 12 and 13 of the Pipeline project will require approximately $1.4 million during the current calendar year. Infinity-Wyoming will also require approximately $2.0 million to complete the drilling equipping and stimulation of five additional wells it plans to drill on fee land that was recently acquired within its Labarge project. Infinity believes that the cash on hand and proceeds that will be received from the sale of its short term investments will be sufficient to fund its capital requirements for the remainder of calendar year 2002.

     Revenues generated from oil field service activities and increasing oil and gas production should be sufficient to meet the operating needs and debt service requirements of Infinity, Inc. and its subsidiaries through the remainder of this calendar year. Management believes that operating activities should begin providing additional working capital to be used for the continued development of Infinity-Wyoming's coal-bed methane properties during 2003. In addition to the working capital provided from operations, Infinity believes that it will require additional funding for the development of its coal-bed methane properties of approximately $14.4 million during the year ending December 31, 2003. Infinity is evaluating several methods of obtaining financing and management believes that it will be able to complete financing during the fourth quarter of the current year or first quarter of 2003 to fulfill its needs. However, if Infinity is unable to obtain financing within acceptable terms, it may have to delay future development activities until such time as acceptable financing can be obtained.

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

                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable

Item 2.  Changes in Securities

     On April 22, 2002, Infinity sold $12,540,000 of 7% Subordinated Convertible Notes to 88 accredited investors in a private offering. The notes mature in five years and are convertible into Common Stock at a price of $8.625 per share. In connection with this offering Infinity paid C. E. Unterberg, Towbin a commission of $747,900 for its services as placement agent. C. E. Unterberg, Towbin also received a warrant to purchase 200,000 shares of the Infinity's Common Stock at $9.055 per share.

     In connection with these sales, Infinity relied on Rule 506 of Regulation D under the Securities Act of 1933. Each of the investors was an accredited investor that was given access to complete information concerning Infinity. Each investor represented that he was acquiring the Notes for investment purposes only and not with a view toward resale. The appropriate legend was placed on the Notes to evidence that the securities are restricted. Infinity also filed a Form D with the SEC in connection with this offering.

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Four issues were presented to Stockholders of the Infinity, Inc. for consideration at the Annual Stockholders Meeting that was held June 6, 2002 at the Infinity's headquarters in Chanute, Kansas. These issues, all of which were approved at the annual Stockholders meeting, were:

     (a) The election of four (4) Directors of the Company to serve until the next annual Meeting of Shareholders and until their successors have been duly elected and qualified;

     (b) The ratification of the appointment of Ehrhardt Keefe Steiner & Hottman P. C., as Infinity's independent auditors;

     (c)  The approval of the Company's 2002 Stock Option Plan;

     (d) The approval of the issuance of common stock upon the conversion of certain Convertible Subordinated Notes.

     The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

Election of Directors:

         Nominee               For              Withheld

     George R. Jones         2,562,287            18,790
     Leroy C. Richie         2,572,187             8,890
     Stanton E. Ross         2,550,787            30,290
     O. Lee Tawes            2,570,147            10,930

Appointment of Ehrhardt Keefe Steiner & Hottman:

                    For             Against             Abstain

                2,572,722             1,856               6,499

Approval of 2002 Stock Option Plan:

                    For             Against             Abstain

                2,390,856           153,271              36,950

Approval of the issuance of common stock upon the conversion of certain convertible subordinated notes:

                                                             Broker
        For            Against             Abstain          Non-Votes

     985,399           44,062               34,302          1,517,314


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

                                      INFINITY, INC.


Dated:  August 14, 2002               By:/s/ Stanton E. Ross
                                         Stanton E. Ross, President


Dated:  August 14, 2002               By:/s/ Jon D. Klugh
                                         Jon D. Klugh, Chief Financial Officer




                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER OF
                                INFINITY, INC.
                      PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge, the Quarterly Report on Form 10Q-SB of Infinity, Inc. for the period ending June 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Infinity, Inc.



/s/ Stanton E. Ross                        /s/ Jon D. Klugh
Stanton E. Ross                            Jon D. Klugh
Chief Executive Officer                    Chief Financial Officer
August 14, 2002                            August 14, 2002