Form 10QSB
period 2002-09-30
INFINITY INC
filed 2002-11-12
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 2002

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


                                     N/A
              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      [ X ]   Yes           [   ]   No


There were 7,452,505 shares of the Registrant's Common Stock outstanding as of October 30, 2002.



                                 INFINITY, INC.

                                  FORM 10-QSB

                                     INDEX


                                                                  Page
                                                                 Number
Part I    Financial Information

Item 1.   Financial Information:

          Consolidated Balance Sheets........................      3

          Consolidated Statements of Operations .............      4

          Consolidated Statements of Comprehensive Income
          (Loss) ............................................      6

          Consolidated Statements of Cash Flows .............      7

          Notes to Consolidated Financial Statements ........      9

Item 2.   Management's Discussion and Analysis or Plan of
          Operations ........................................     13

Item 3.   Controls and Procedures ...........................     20


Part II:  Other Information .................................     20

Signatures ..................................................     21


























                                       2


                        INFINITY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                               Sept. 30, 2002      Dec. 31, 2001
                                                               --------------      -------------
                                                                 (Unaudited)
Current assets
  Cash                                                         $  1,293,373        $    665,898
  Accounts receivable, less allowance for doubtful
   accounts of $26,015 (2002) and $10,000 (2001)                  1,539,025           1,599,883
  Stockholder advances                                              127,152                  --
  Investment securities                                             675,616             750,000
  Inventories                                                       364,721             350,216
  Prepaid expenses                                                  205,254             104,095
  Notes receivable current portion                                   14,815                  --
                                                               ------------        ------------
     Total Current Assets                                         4,219,956           3,470,092

Oil and gas properties, using full cost accounting net
 of accumulated depreciation, depletion and amortization
  Subject to amortization                                        14,853,780           4,785,955
  Not subject to amortization                                    12,168,162          12,404,906
Property and equipment, at cost, less accumulated
 depreciation and impairment                                     10,761,236          10,343,145
Intangible assets, at cost, less accumulated amortization         3,409,026           1,526,519
Notes receivable, less current portion                            1,601,656                  --
Other assets, net                                                   627,587             566,475
                                                               ------------        ------------
Total assets                                                   $ 47,641,403        $ 33,097,092
                                                               ============        ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                             $  2,503,649        $  3,342,193
 Accounts payable                                                 1,321,715           2,591,243
 Accrued expenses                                                   799,241             391,309
                                                               ------------        ------------
     Total current liabilities                                    4,624,605           6,324,745

Long-term liabilities
 Deferred income taxes                                              508,028           1,144,028
 8% subordinated convertible notes payable                        4,343,000           6,475,000
 7% subordinated convertible notes payable                       12,540,000                  --
 Long-term debt, less current portion                             4,863,788           3,946,214
                                                               ------------        ------------
     Total liabilities                                           26,879,421          17,889,987
                                                               ------------        ------------
Stockholders' equity
 Common stock, par value $.0001, authorized 300,000,000 shares,
 issued and outstanding 7,448,505 shares; 6,515,224 shares              745                 652
 Additional paid-in-capital                                      20,204,237          13,632,999
 Retained earnings                                                  557,000           1,573,454
                                                               ------------        ------------
     Total stockholders' equity                                  20,761,982          15,207,105
                                                               ------------        ------------
Total liabilities and stockholders' equity                     $ 47,641,403        $ 33,097,092
                                                               ============        ============

The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

                                       3


                       INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three Months Ended Sept. 30,
                                                 2002              2001
                                              ----------        ----------

Revenues
 Oil and Gas Service Operations               $2,398,449        $3,559,127
 Oil and Gas Sales                               418,552           658,350
 Other                                             4,635             3,180
                                              ----------        ----------
Total Revenues                                 2,821,636         4,220,657
                                              ----------        ----------

Cost of sales
 Oil and Gas Service Operations                1,251,743         1,932,478
 Oil and Gas Production Expenses                 373,297           281,219
 Oil and Gas Production Taxes                     28,774            52,403
 Other                                            11,844            12,281
                                              ----------        ----------
     Total cost of sales                       1,665,658         2,278,381
                                              ----------        ----------
Gross profit                                   1,155,978         1,942,276
                                              ----------        ----------
General and Administrative Expense             1,226,994           731,480
Depreciation, Depletion and Amortization
 Expense                                         271,375           325,694
                                              ----------        ----------
     Total other operating expenses            1,498,369         1,057,174
                                              ----------        ----------
     Operating income (loss)                    (342,391)          885,102
                                              ----------        ----------
Other income (expense)
 Interest Income & Other Income                   67,191            34,781
 Interest Expense & Finance                     (202,388)         (106,182)
                                              ----------        ----------
     Total other income (expense)               (135,197)          (71,401)
                                              ----------        ----------
Net income (loss) before income taxes           (477,588)          813,701

Income tax benefit (expense)                     184,000          (278,056)
                                              ----------        ----------
     Net income (loss)                        $ (293,588)       $  535,645
                                              ----------        ----------
     Net income (loss) per common share       $    (0.04)       $     0.08
                                              ----------        ----------
     Net income (loss) per diluted common
      share                                   $    (0.04)       $     0.08
                                              ----------        ----------

Weighted Average Basic Shares Outstanding      7,431,416         6,497,322
Weighted Average Diluted Shares Outstanding    7,431,416         6,963,500

See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Nine Months Ended Sept. 30,
                                                   2002             2001
                                                 -----------    ------------
Revenues
 Oil and Gas Service Operations                  $ 5,901,636    $  9,732,248
 Oil and Gas Sales                                 1,622,274       1,137,106
 Other                                                 7,303           6,946
                                                 -----------    ------------
Total Revenues                                     7,531,213      10,876,300
                                                 -----------    ------------
Cost of sales
 Oil and Gas Service Operations                    3,258,101       5,297,793
 Oil and Gas Production Expenses                   1,127,504         566,487
 Oil and Gas Production Taxes                        144,118          56,399
 Other                                                29,280          28,328
                                                 -----------    ------------
     Total cost of sales                           4,559,003       5,949,007
                                                 -----------    ------------
Gross profit                                       2,972,210       4,927,293
                                                 -----------    ------------

General and Administrative Expense                 3,231,830       2,275,926
Depreciation, Depletion and Amortization
 Expense                                             971,439         934,839
                                                 -----------    ------------
  Total other operating expenses                   4,203,269       3,210,765
                                                 -----------    ------------
     Operating income (loss)                      (1,231,059)      1,716,528
                                                 -----------    ------------
Other income (expense)
 Interest Income & Other Income                       87,700         114,554
 Interest Expense & Finance                         (517,093)     (2,422,842)
 Gain on sales of assets and marketable
  securities                                           7,998       6,729,558
                                                 -----------    ------------
     Total other income (expense)                   (421,395)      4,421,270
                                                 -----------    ------------
Net income (loss) before income taxes             (1,652,454)      6,137,798

Income tax benefit (expense)                         636,000      (2,102,056)
                                                 -----------    ------------
     Net income (loss)                           $(1,016,454)   $  4,035,742
                                                 -----------    ------------
     Net income (loss) per common share          $     (0.14)   $       0.63
                                                 -----------    ------------
     Net income (loss) per diluted common share  $     (0.14)   $       0.61
                                                 -----------    ------------

Weighted Average Basic Shares Outstanding          7,103,359       6,422,060
Weighted Average Diluted Shares Outstanding        7,103,359       6,668,473


See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                            INCOME (LOSS) (UNAUDITED)

                                            Three Months              Nine Months
                                           Ended Sept. 30           Ended Sept. 30
                                      ----------------------   -------------------------
                                         2002          2001       2002           2001
                                      ---------     --------   -----------   -----------

Net Income (Loss)                     $(293,588)    $535,645   $(1,016,454)  $ 4,035,742

Other Comprehensive Income (loss):
 Unrealized holding gain (loss)
 On Securities, net of taxes of
 ($314,051) for the nine months:             --           --            --      (609,631)

Reclassifications, net of Deferred
 Tax expense of  $2,116,294 for
 the nine months:                            --           --            --    (4,109,370)
                                      ---------     --------   -----------   -----------
Total Other Comprehensive Loss               --           --            --    (4,719,001)
                                      ---------     --------   -----------   -----------
Comprehensive Income (Loss)           $(293,588)    $535,645   $(1,016,454)  $  (683,259)
                                      =========     ========   ===========   ===========



























See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 Nine Months Ended Sept. 30,
                                                                       2002             2001
                                                                    -----------    ------------
Cash flows from operating activities
 Net income (loss)                                                  $(1,016,454)   $  4,035,742
 Adjustments to reconcile net income/(loss)
   to net cash used in operating activities
    Depreciation, depletion and amortization                            964,696         915,563
    Deferred income taxes                                              (636,000)      2,102,056
    (Gain) loss on sale of assets                                        (7,998)         15,786
    Gain on sale of marketable securities                                    --      (6,588,844)
    (Increase) decrease in operating assets
      Receivables                                                       (66,294)     (1,325,783)
      Inventories                                                       (14,496)       (153,481)
      Prepaid expenses                                                 (101,159)        (38,064)
    Increase (decrease) in operating liabilities
      Accounts payable                                               (1,269,528)        709,301
      Accrued expenses                                                  450,002         (22,565)
                                                                    -----------    ------------
Net cash used in operating activities                                (1,697,231)       (350,289)
                                                                    -----------    ------------
Cash flows from investing activities
 Proceeds from sale of marketable securities                            750,000      11,993,108
 Investment in marketable securities                                   (675,616)             --
 Investment in oil and gas properties                               (10,020,797)     (6,407,913)
 Investment in other assets and intangibles                          (1,043,275)       (667,845)
 Purchase of property and equipment                                  (1,311,654)     (2,340,676)
 Payment received on notes receivable                                     3,529              --
 Proceeds from sale of oil and gas properties                           180,000              --
 Proceeds from sale of property and equipment                           160,000         246,966
                                                                    -----------    ------------
Net cash provided by/(used in) investing activities                 (11,957,813)      2,823,640
                                                                    -----------    ------------
Cash flows from financing activities
 Proceeds from notes payable                                          2,397,499              --
 Sale of subordinated notes                                          12,540,000       6,475,000
 Increase in borrowings on long-term debt                             3,821,117       1,469,110
 Proceeds from issuance of common stock                               1,663,489         129,262
 Repayment of long-term debt                                         (6,139,586)     (6,532,199)
                                                                    -----------    ------------
Net cash provided by financing activities                            14,282,519       1,541,173
                                                                    -----------    ------------
Net increase in cash                                                    627,475       4,014,524

Cash, beginning of period                                               665,898         478,932
                                                                    -----------    ------------
Cash, end of period                                                 $ 1,293,373    $  4,493,456
                                                                    ===========    ============

See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Nine Months Ended Sept. 30,
                                                   2002             2001
                                                 -----------    ------------

Supplemental cash flow disclosures:

Cash paid for interest, net of
 amounts capitalized                                 413,271        508,677

Non-cash transactions:
 Amortization of loan fees   Included in full
  cost pool for oil and gas properties             1,806,920        294,546

 Change in Accumulated other Comprehensive
  Income, net of Income Taxes                             --    ($1,573,026)

 Property and equipment acquired through
  capital leases or seller financed debt                  --     (1,831,605)

 Stock-based compensation for options issued
  with bridge loans recorded as loan costs         1,347,728             --

 Stock-based compensation for options issued
  with, and beneficial conversion feature on
  Senior Subordinated Notes issued                 1,386,044      2,089,209

 Conversion of 8% Subordinated Debt and
  accrued interest to common stock                 2,174,070             --

 Sale of oil and gas property in exchange
  for note receivable                              1,620,000             --






See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

     Summary of issuer's significant accounting policies are incorporated by reference to Infinity's annual report on Form 10-KSB at December 31, 2001.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2)  Stockholders Advances

     As of September 30, 2002 the Company had outstanding advances to Officers of the Company of $127,152. Subsequent to September 30, 2002 the Company received repayment of $20,000 on the advances.

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

     As of September 30, 2001, CIS Oil and Gas, Inc. had sold all 450,000 shares of Evergreen stock for proceeds of approximately $15.4 million resulting in pre-tax gains of approximately $7.9 million. The gain from the sale of 325,000 shares of the securities is reflected in Infinity, Inc.'s Consolidated Statement of Operations for the period ended September 30, 2001. A portion of the proceeds was used to pay off current and long-term debt.

     At December 31, 2001 Infinity, Inc. had $750,000 invested in securities. In January 2002 Infinity liquidated its investment in the securities and used the proceeds to continue to develop its Labarge and Pipeline coal-bed methane prospects. There was no material gain or loss as a result of the sale of the securities. At September 30, 2002 Infinity, Inc. had the remaining proceeds from the sale of the 7% convertible notes of $675,616 invested in mutual fund money-market accounts. The fair market value of the securities approximated cost at September 30, 2002. Infinity will liquidate its short-term investment in securities when cash is needed for the continued development of its coal-bed methane prospects.

(5)  Long Term Debt

     Effective June 13, 2001 Infinity, Inc. sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 8% per annum and is payable in arrears on each December 15 and June 15 commencing December 15, 2001. The notes are convertible to one share of common stock at $5.00 per share and mature on June 13, 2006. As of September 30, 2002, $2,132,000 of the notes have been converted to 426,400 shares of common stock. Infinity, Inc. incurred costs of $438,789 associated with the placement, which has been capitalized and will be amortized over the term of the notes. Infinity, Inc. also issued warrants to purchase 220,000 shares of common stock at $6.22, the closing price of Infinity, Inc.'s common stock on the closing date of the offering. Proceeds from the offering were used in the development of Infinity Oil and Gas of Wyoming, Inc.'s coal bed methane properties.

     In January 2002, Consolidated Oil Well Services, Inc. refinanced a portion of its long-term debt. Consolidated entered into a financing agreement whereby it executed:

     A $2,000,000 revolving credit note cross-collateralized by substantially all of the assets of Consolidated with interest at prime plus 1.0%. The note is due December 31, 2004 and as of September 30, 2002 Consolidated owed $480,417 on the revolver.

     An approximately $2,900,000 term note with interest at prime plus 1.0%, due in monthly installments of $80,626 plus interest, through December 2004. The note is cross-collateralized by substantially all of the assets of Consolidated. As of September 30, 2002 Consolidated owed $2,202,529 on this note.

     A $1,000,000 capital expenditure line with interest at prime plus 1.0%, due in monthly installments of $15,000 plus interest through December 31, 2004 when unpaid principal and interest are due. The note is cross-collateralized by substantially all the assets of Consolidated. Consolidated borrowed $720,000 under the note and as of September 30, 2002 Consolidated owed $615,000 on the note.

     The notes require Consolidated to comply with certain financial and restricted covenants and are also guaranteed by an officer of Infinity, Inc. Consolidated used a potion of the proceeds to pay off long-term debt and a revolving credit note with $2,716,843 outstanding at December 31, 2001.

     On March 7, 2002 Infinity, Inc. issued five-year options to purchase 250,000 shares of Infinity, Inc. common stock at $7.34 per share when it obtained $2,000,000 in 90-day bridge loans with an annual interest rate of 8% in order to pay outstanding payables associated with the development of its coal bed methane properties. Infinity, Inc. capitalized loan costs of $1,347,728 related to the fair value of the options as determined using the Black-Scholes pricing method assuming a five year life, weighted average risk-free interest rate of 8%, expected volatility of 89.55% and no expected dividend yield. The loans were paid April 24, 2002 with proceeds from the sale of the 7% Subordinated Convertible Notes.

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

     At September 30, 2002, all potential common shares are anti-dilutive.

September 30, 2001
------------------

                                                   Basic        Common      Earnings
                                                 Earnings       Shares      Per Share
                                                ----------     ---------    ---------
Year to Date Basic earnings per share:
  Nine months ending September 30, 2001:
  Income available to common stockholders       $4,035,742     6,422,060     $0.63
Plus:  Impact of assumed conversions of
  warrants and options                                  --       246,413
                                                ----------     ---------
Diluted earnings per share:
  Income available to common shareholders
   after assumed conversions of dilutive
   securities                                   $4,035,742     6,668,473     $0.61
                                                ==========     =========     =====
Quarter to Date Basic earning per share:
  Three months ending September 30, 2001:
   Income available to common stockholders      $  535,645     6,497,322     $0.08
Plus:  Impact of assumed conversions of
 warrants and options                                   --       466,178
Diluted earnings per share:                     ----------     ---------
  Income available to common shareholders
   after assumed conversions of dilutive
   securities                                   $  535,645     6,963,500     $0.08
                                                ==========     =========     =====

For the period ended September 30, 2001, dilutive potential common shares of 422,422 were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

(7)  Equity

     Stock Split
     -----------

     In May 2002, Infinity affected a 2:1 stock split in the form of a 100% stock dividend effective May 13, 2002. All shares and per share amounts have been restated to give effect to the stock split.

     Stock Options
     -------------

     During the nine months ended September 30, 2002 options to purchase 335,200 shares were exercised from the 1999, 2000, and 2001 Stock Option Plans resulting in proceeds to Infinity, Inc. of $683,903. Options to purchase 5,000 shares were forfeited under a termination clause in the Option Plans.

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

     Class B Warrants
     ----------------

     Infinity, Inc. issued 163,264 shares of common stock during the nine month period ended September 30, 2002 for $6.00 per share to the holders of the Class B Warrants, resulting in proceeds to Infinity, Inc. of $979,586 at June 30, 2002. Warrants to purchase 39,158 shares of Infinity, Inc. common stock expired unexercised on June 30, 2002.

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

(9)  Recently Issued Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Requirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective January 1, 2003 for Infinity. Infinity believes the adoption of this statement will have no material impact on its consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value, less the costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Infinity adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on its consolidated financial statements.

                                   ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

                            RESULTS OF OPERATIONS

                          Quarters ended September 30

     Infinity, Inc. (Infinity) incurred a net loss after taxes of $(293,588), or $(0.04) per diluted share, in the quarter ended September 30, 2002 compared to net income after taxes of $535,645, or $0.08 per diluted share in the quarter ended September 30, 2001. Infinity experienced a $786,298 decrease in gross profit to $1,155,978 in the quarter ended September 30, 2002 from $1,942,276 for the quarter ended September 30, 2001. The decrease in gross profit during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 was the result of a $1,160,678, or 33% decrease in oil field service revenue to $2,398,449 from $3,559,127. The decrease in revenue was partially offset by a $680,735 decrease in oil field service cost of services provided (See OIL FIELD SERVICES discussion below). Oil field service revenue for the quarter ended September 30, 2002 was reduced by the elimination of $124,936 of oil field service sales that were provided to Infinity Oil and Gas of Wyoming, Inc. (Infinity-Wyoming) by Consolidated Oil Well Services, Inc. (Consolidated) for the development of its coal-bed methane properties. The elimination of revenue was accompanied by the reclassification of the costs incurred to provide the services from cost of sales to investment in oil and gas properties. The elimination of inter-company revenue and re-class of the costs to provide the inter-company sales resulted in a net reduction to gross profit and the costs of oil and gas properties of $83,838. Additionally, gross profit comparisons were affected by a $239,828 decrease in sales of oil and gas from $658,350 for the period ended September 30, 2001 to $418,522 in the period ended September 30, 2002 with a corresponding increase of $68,449 in oil and gas production costs in the 2002 quarter (See OIL AND GAS PRODUCTION discussion below).

     Operating expenses for the quarter ended September 30, 2002 increased $441,195 from $1,057,174 in the 2001 period to $1,498,369 in the 2002 period.
Infinity and its subsidiaries incurred approximately a $176,000 increase in stockholder maintenance and professional fees associated with SEC filings and investor relations and an increase in internal costs of obtaining financing. Operating expenses for the period ended September 30, 2002 also included an increase in insurance expense of approximately $74,000 due to an increase in health care claims as part of Infinity's self insurance plan, an increase of approximately $77,000 due to increased premiums for higher levels of general liability insurance to meet contract obligations, and increased costs of specialty coverages such as control of well insurance and replacement cost insurance on the most valuable units in the oil field service fleet. Payroll expenses increased by approximately $76,000 due to an increase in the number of employees supporting exploration and production activities and due to a decrease in the amount of management salaries capitalized to Infinity-Wyoming's development of its coal bed methane projects.

     Infinity recognized a deferred income tax benefit of $184,000 due to the net operating loss generated in the quarter ended September 30, 2002 compared to a deferred tax expense of $278,056 incurred in the period ended September 30, 2001. Intangible drilling costs incurred during the periods ended September 30, 2001 were reflected as a current expense for tax purposes and offset the net income before taxes that had been recognized by Infinity and eliminated the current tax liability that would have been incurred during the period. This does, however, lead to the recognition of non-cash deferred tax expense during the period ended September 30, 2001. The liability associated with these deferred taxes will result in future tax payments as the properties begin producing revenues that exceed intangible drilling costs being incurred and operating expenses.

     OIL FIELD SERVICES: Sales for the quarter ended September 30, 2002 continued to be sluggish when compared with the same period from a year ago due to a decrease in activity because of lower oil and gas prices and development issues in the Powder River Basin of Wyoming. Consolidated recorded sales of $2,398,449 and cost of sales of $1,251,743 for the quarter ended September 30, 2002 compared to sales of $3,559,127 and cost of sales of $1,932,478 for the comparable period ended September 30, 2001. Consolidated also provided $124,936 in eliminated inter-company sales to Infinity-Wyoming at a cost of $41,098, which is capitalized as property development.

     While many customers in Eastern Kansas and Northeastern Oklahoma are taking additional acreage positions and planning drilling projects, much of the acreage has not yet made it into the developmental stage. During the quarter ended September 30, 2002 and subsequent to the end of the quarter, Consolidated has submitted bids to provide cementing, acidizing and stimulation services associated with several multiple well development projects in Eastern Kansas and Eastern Oklahoma. If Consolidated is the successful bidder on the contracts it will begin immediately to re-deploy its oil field service equipment to provide the services. Equipment to be redeployed to meet any new service obligations in other service locations would most likely come from the Gillette facility. Activities in the Gillette, Wyoming facility continue to be slow while operators are addressing regulatory and permitting issues and the restructuring of some companies continues to slow new drilling activity. Several operators in the Powder

River Basin of Wyoming have halted drilling operations due to permitting issues and many federal leases are being reviewed to ensure that the proper environmental evaluation has been completed before drilling will continue. Further, it is management's opinion that the lack of activity in the Gillette area is a temporary condition and that as we move into the first two quarters of 2003 we will see an increase in the amount of activity for that facility. Management also believes that the addition of stimulation equipment in that area during the last year will allow us to develop additional business that will better utilize our facilities. Increased competition from other service companies, mainly small, local independents, has also been a factor that has influenced service revenue in all of the areas in which Consolidated operates.

     OIL AND GAS PRODUCTION: With the sale of of the Infinity Oil and Gas of Kansas, Inc. (Infinity-Kansas) properties in May of 2002, Infinity-Kansas did not recognize any revenue, or incur any operating expenses or production taxes during the quarter ended September 30, 2002. This compares to $195,742 in revenue, $116,376 in operating expense and $1,438 in production taxes for the period ended September 30, 2001.

     During the quarter ended September 30, 2002 Infinity-Wyoming recorded $168,311 in revenue on the sale of 7,412 barrels of oil and $250,241 in revenue on the sale of 175,951 MCF of natural gas from its Pipeline and Labarge projects. Infinity-Wyoming incurred $283,615 in lease operating expenses, $28,774 in production taxes, and $89,682 in transportation fees to produce oil and gas during the period ended September 30, 2002. This equates to a per MCF equivalent of approximately $1.82 in lifting costs. Production costs continue to be high for the Labarge project on an MCFE basis due to compressor constraints. The ability to move additional volumes of gas through the compression and pipeline facilities servicing the Labarge project should require minimal additional lifting costs on the part of Infinity-Wyoming thus helping to lower Infinity-Wyoming's per MCFE lifting costs. A larger compressor was installed and put on line subsequent to the end of the quarter. Infinity-Wyoming also incurred $141,391 in general and administrative costs and $29,361 in depletion expense or approximately $0.77 per MCF equivalent for the period. Infinity-Wyoming recorded $462,608 of revenue from the sale of 17,376 barrels of oil and 24,875 MCF of gas from its coal bed methane properties, incurred $164,843 operating costs and $50,965 in production taxes in the period ended September 30, 2001.

     Infinity-Wyoming now has 4 Lance formation wells, 4 Almond formation wells and 1 disposal well operating in section 1 of the Pipeline project. Infinity-Wyoming has also drilled 8 additional Almond formation wells and one disposal well in sections 12 and 13 on the Pipeline project and has completed 4 of the wells for production in section 13.

     Infinity-Wyoming has also completed 5 producing wells, a water disposal well and a water monitoring well on the Labarge property and continues to dewater the wells and produce gas from the wells at approximately 500 MCF per day.

     OTHER INCOME AND EXPENSES: Other income and expense was a net expense of $135,197 for the three months ended September 30, 2002, compared to a net expense of $71,401 for the three months ended September 30, 2001. The increase in other expense was the result of an approximately $96,000 increase in interest expense due to the financing of additions to the oil field service fleet. This increase in other expense due to interest was partially offset by an increase of approximately $32,000 in interest and other income for the period.

                 Year to Date for periods ended September 30

     Infinity incurred a net loss after taxes of $(1,016,454), or $(0.14) per diluted share, in the nine month period ended September 30, 2002 compared to net income after taxes of $4,035,742, or $0.61 per diluted share in the nine month period ended September 30, 2001. One of the primary reasons for the decrease was the recognition during the nine month period ended September 30, 2001 of a pre-tax gain of $6,588,844 on the sale of 325,000 shares of Evergreen stock and a $140,714 gain on the sale of equipment. The gain in the period was partially offset by expense of $2,104,395 associated with the unwinding of the financing agreements that were collateralized by the stock sold. The net after tax affect of the sale of the Evergreen stock and unwinding of the related financing costs was $2,780,358 in the period ended September 30, 2001. The other primary reason for the decrease in net income was the decrease in oil and gas service income as discussed below.

     Infinity experienced a $1,955,083 decrease in gross profit to $2,972,210 in the nine-month period ended September 30, 2002 from $4,927,293 for the nine-month period ended September 30, 2001. The decrease in gross profit during the period ended September 30, 2002 compared to the period ended September 30, 2001 was the result of a $3,830,612, or 39% decrease in oil field service revenue to $5,901,636 from $9,732,248. The decrease in revenue was partially offset by a $2,039,692, or 39%, decrease in oil field service cost of services provided (See OIL FIELD SERVICES discussion below). Oil field service revenue for the nine-month period ended September 30, 2002 was reduced by the elimination of $1,495,544 of oil field service sales that were provided to Infinity-Wyoming by Consolidated for the development of its coal-bed methane properties. In conjunction with the elimination of the sales was the reclassification of the related costs of $711,011, from cost of goods sold to investment in oil and gas properties, with the impact of these transactions being a reduction of $784,533 in pre-tax net income on Consolidated. At the same time, the gross cost of completing the wells on Infinity-Wyoming was decreased by the $784,533 of gross profit, resulting in capitalization of $711,011 of actual cost. As a result, the cost to complete the wells was at least $784,533 less than if Infinity-Wyoming would have used a third party service provider to complete the wells. Additionally, gross profit comparisons were affected by a $484,038 increase in sales of oil and gas from $1,137,106 for the period ended September 30, 2001 to $1,621,144 in the period ended September 30, 2002 with a corresponding increase of $647,606 in oil and gas production costs and severance taxes in the 2002 period.

     Operating expenses for the nine-month period ended September 30, 2002 increased $992,504 from $3,210,765 in the 2001 period to $4,203,269 in the
2002 period. Infinity and its subsidiaries incurred approximately a $377,000 increase in stockholder maintenance and professional fees associated with SEC filings and investor relations and an increase in internal costs of obtaining financing. CIS Oil and Gas had accrued legal fees for the defense of suits that were settled in the period ended September 30, 2001 without incurring any additional expense and therefore reversed the accrual in the nine-month period ended September 30, 2001. The resulting reduction in legal fees for the prior year period leads to an increase of $76,000 in legal expenses for the current year period compared to the same period in the prior year. Operating expenses for the period ended September 30, 2002 also included an increase in insurance expense of approximately $99,000 due to an increase in health care claims as part of Infinity's self insurance plan and an increase of approximately $187,000 due to increased premiums for higher levels of general liability insurance to meet contract obligations, and increased costs of specialty coverages such as control of well insurance and replacement cost insurance on the most valuable units in the oil field service fleet. Other expenses associated with the increases in the number of employees, number of facilities operated and increases in equipment licensing resulted in an increase of $211,000 of other operating expenses for the nine month period compared to the prior year period. There was also an increase in depreciation, depletion and amortization (DD&A) expense of approximately $31,000 due to the increased investment in assets subject to DD&A.

     During the nine-month period ended September 30, 2001 CIS Oil and Gas, Inc. recognized a pre-tax gain of $6,588,844 on the sale of 325,000 shares of Evergreen stock. The gain in the period was partially offset by expense of $2,104,395 associated with the unwinding of the financing agreements that were collateralized by the stock sold. The net after tax affect of the sale of the Evergreen stock and unwinding of the related financing costs was $2,780,358 in the period ended September 30, 2001.

     Infinity recognized a deferred income tax benefit of $636,000 due to the net operating loss generated in the nine-month period ended September 30, 2002 compared to a deferred tax expense of $2,102,056 incurred in the period ended September 30, 2001. Intangible drilling costs incurred during the period ended September 30, 2001 were reflected as a current expense for tax purposes and offset the net income before taxes that had been recognized by Infinity and eliminated the current tax liability that would have been incurred during the period. This does, however, lead to the recognition of non-cash deferred tax expense during the period ended September 30, 2001. The liability associated with these deferred taxes will result in future tax payments as the properties begin producing revenues that exceed intangible drilling costs being incurred and operating expenses.

     OIL FIELD SERVICES: Consolidated recorded sales of $5,901,636 and cost of sales of $3,258,101 for the nine-month period ended September 30, 2002 compared to sales of 9,732,248 and cost of sales of $5,297,793 for the comparable period ended September 30, 2001. Consolidated also provided $1,495,544 in eliminated inter-company sales to Infinity-Wyoming at a cost of $711,011, which is capitalized as property development on Infinity-Wyoming.

     While many customers in Eastern Kansas and Northeastern Oklahoma are taking additional acreage positions and planning drilling projects, much of the acreage has not yet made it into the developmental stage. During the nine-month period ended September 30, 2002 and subsequent to the end of the period, Consolidated has submitted bids to provide cementing, acidizing and stimulation services associated with several multiple well development projects in Eastern Kansas and Eastern Oklahoma. If Consolidated is the successful bidder on the contracts it will begin immediately to re-deploy its oil field service equipment to provide the services. Equipment to be redeployed to meet any new service obligations in other service locations would most likely come from the Gillette facility. Activities in the Gillette, Wyoming facility continue to be slow while operators are addressing regulatory and permitting issues and the restructuring of some companies continues to slow new drilling activity. Several operators in the Powder River Basin of Wyoming have halted drilling operations due to permitting issues and many federal leases are being reviewed to ensure that the proper environmental evaluation has been completed before drilling will continue. Further, it is management's opinion that the lack of activity in the Gillette area is a temporary condition and that as we move into the first two quarters of 2003 we will see an increase in the amount of activity for that facility. Management also believes that the addition of stimulation equipment in that area during the last year will allow us to develop additional business that will better utilize our facilities. Increased competition from other service companies, mainly small, local independents, has also been a factor in all of the areas in which Consolidated provides services.

     OIL AND GAS PRODUCTION: Infinity-Kansas recorded net revenue of $184,435 from its Kansas properties, incurred operating expenses of $204,021 and production taxes of $1,130 during the nine months ended September 30, 2002. This compares to $631,240 in revenue and $329,968 in operating expense and production taxes for the period ended September 30, 2001. Effective May 1, 2002 Infinity-Kansas sold its interest in the Owl Creek and Manson properties to West Central Oil, LLC for cash and notes receivable. Under the Full Cost method of accounting for oil and gas properties Infinity and its subsidiaries will not recognize a gain or loss on the sale of its oil and gas properties unless the sale would have a material impact on the relationship between the oil and gas property values and the value of the reserves associated with those properties. Infinity reduced its investment in the remaining oil and gas properties by approximately $244,000 on the sale of the property.

     During the nine-month period ended September 30, 2002 Infinity-Wyoming recorded $657,249 in revenue on the sale of 33,183 barrels of oil and $780,590 in revenue on the sale of 477,933 MCF of natural gas from its Pipeline and Labarge projects. Infinity-Wyoming incurred $714,307 in lease operating expenses, $142,988 in production taxes, and $209,176 in transportation fees to produce the oil and gas during the period ended September 30, 2002. This equates to a per MCF equivalent of approximately $1.58 in lifting costs. Infinity-Wyoming also incurred $412,953 in general and administrative costs and $155,202 in depletion expense or approximately $0.84 per MCF equivalent
for the period.   Infinity-Wyoming recorded $505,866 of revenue from the sale of 19,241 barrels of oil and 24,875 MCF of gas from its coal bed methane properties and incurred $292,918 in lease operating costs and production taxes in the period ended September 30, 2001. Infinity-Wyoming began oil sales in June 2001 and gas sales in August of 2001 from 5 wells on its Pipeline project and has continued production through the current quarter, resulting in the increased production and revenue for Infinity-Wyoming.

     OTHER INCOME AND EXPENSES: Other income and expense for the nine months ended September 30, 2002, was a net expense of $421,395 compared to other income of $4,421,270 for the nine months ended September 30, 2001. The $4,842,665 decrease in other income and expenses was primarily due to a $6,588,844 decrease in gain from the sale of Evergreen stock and a $2,001,955 decrease in interest and financing costs related to unwinding financing collateralized by the stock sold. The reduction in interest and financing costs was due to the recognition of additional financing costs associated with the retirement of debt contracts associated with the Evergreen stock that was sold in the period ended September 30, 2001.

                       LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, the Company had a working capital deficit of $0.4 million compared to a working capital deficit of $2.9 million at December 31, 2001. The increase in working capital was due to the issuance of an additional $12.5 million in subordinated notes, the refinancing of current debt collateralized by the oil filed service fleet to long term debt and the exercise of Class B Warrants from which the proceeds were used to pay $2,404,000 in current notes, reduce accounts payable and continue the development of Infinity-Wyoming's coal bed methane properties. Since December 31, 2001, Infinity-Wyoming has incurred costs of approximately $10 million to continue the development of its coal bed methane properties by completing eighteen additional wells for production and two for disposal, and drilling four additional wells.

       Cash used in operating activities during the nine months ended September 30, 2002, was $1.7 million compared to cash used in operating activities of $0.4 million during the period ended September 30, 2001. During the period ended September 30, 2002 Infinity used $12.0 million in investing activities by investing $10.0 million in oil and gas properties, $1.0 million in intangibles related to the 7% Note offering costs, and $1.3 million in property and equipment. Infinity received proceeds of $0.4 million from the sale of property and equipment and oil and gas properties. During the period ended September 30, 2001 Infinity received proceeds from the sale of marketable securities of $12.0 million, invested $6.4 million in oil and gas properties, invested $2.3 million in property and equipment, invested $0.7 million in intangibles and other assets and received net proceeds of $0.2 million from the sale of property and equipment.

     During the period ended September 30, 2002 Infinity borrowed $2.0 million with which to pay outstanding payables associated with the development of the coal bed methane properties. Infinity obtained the bridge financing from unrelated parties on March 7, 2002 with the principal and interest at a rate of 8% due in 90 days. Infinity repaid the bridge loans on April 24, 2002 with proceeds from the sale of $12.5 million of 7% Subordinated Convertible Notes due in 2007. In addition to the bridge loans, Infinity also paid $0.5 million on April 24, 2002 to settle debt that was associated with the purchase of coal bed methane leases in the Green River Basin of Wyoming in April, 2001. On January 14, 2002 Consolidated secured long term financing through the establishment of a revolving credit line for up to $2.0 million, a $2.9
million term loan, and a $1.0 million capital expenditure line.   The
revolving credit line and notes bear interest at prime plus 1% and are due December 31, 2004. As of September 30, 2002 Consolidated had borrowings of $0.5 million on the revolving credit line, $2.2 million on the term loan and $0.6 million on the capital expenditures line. Consolidated will make monthly payments of $80,626 plus interest and $15,000 plus interest on the term note and capital expenditures line, respectively until December 31, 2004 at which time the remaining principal and interest will be due.

     The revolving credit line and notes are cross collateralized by substantially all of the assets of Consolidated, require Consolidated to comply with certain financial and restrictive covenants and are also guaranteed by an officer of Infinity, Inc. Consolidated used a portion of the proceeds to pay off long-term debt and a revolving credit note with $2,716,843 outstanding at December 31, 2001 and current payables due in the normal course of Consolidated's business activities. Infinity and its subsidiaries owe approximately $4.1 million for real estate and equipment loans secured by assets of Infinity and its subsidiaries. These notes mature in one to eighteen years and have current payments of approximately $47,000 per month.

     Infinity received approximately $11.7 million (net of offering costs) from the sale of 7% Subordinated Convertible Notes due in 2007. Infinity also received proceeds from the issuance of common stock of $1.7 million during the period ended September 30, 2002. Approximately $1.0 million of the proceeds were from the exercise of Infinity, Inc. Class B Warrants that expired June 30, 2002. The remaining proceeds were received from the exercise of options to purchase 335,200 shares of stock.


     The further development of Infinity-Wyoming's leasehold through the equipping and stimulation of the eight production and one disposal well in sections 12 and 13 of the Pipeline project will require approximately $0.5 million during the current calendar year which will be funded from existing cash. Infinity-Wyoming will also require approximately $2.0 million to complete the drilling equipping and stimulation of five additional wells it plans to drill on fee land that was recently acquired within its Labarge project. Infinity expects to obtain financing through a third party in order to complete the drilling of the Labarge wells.

     Revenues generated from oil field service activities and increasing oil and gas production should be sufficient to meet the operating needs and debt service requirements of Infinity, Inc. and its subsidiaries through the remainder of this calendar year and through calendar year 2003. Management believes that operating activities should begin providing additional working capital to be used for the continued development of Infinity-Wyoming's coal-bed methane properties during 2003. However, Infinity will need to obtain financing during the fourth quarter of the current year to complete the development of the additional five wells it is drilling at Labarge.
Management expects to arrange financing through a short-term bridge loan or a conventional loan secured by its coal bed methane properties by November 30, 2002 to meet the remaining 2002 capital needs. In addition to the working capital provided from operations, Infinity believes that it will require additional funding for the development of its coal-bed methane properties of approximately $14.4 million during the year ending December 31, 2003.
Infinity is evaluating several methods of obtaining financing and management believes that it will be able to complete financing during the fourth quarter of the current year or first quarter of 2003 to fulfill its needs. The ability of Infinity to obtain financing with acceptable terms will determine the time frame under which it will continue to develop its properties during 2003.

     In view of Infinity's current cash position, financing activities, and projected cash flow, management believes that Infinity has the financial resources or can obtain financial resources to maintain its planned level of operations for the next twelve months, even if Infinity continues to incur operating losses, negative cash flow and capital expenditures during that period.

                                   ITEM 3.

                           CONTROLS AND PROCEDURES

     Infinity, under the supervision of the chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the design and operation of Infinity's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, Infinity believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Infinity's controls subsequent to the evaluation date.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable

Item 2.  Changes in Securities

     None

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

                                   INFINITY, INC.


Dated:  November 12, 2002          By:/s/ Stanton E. Ross
                                      Stanton E. Ross, President


Dated:  November 12, 2002          By:/s/ Jon D. Klugh
                                      Jon D. Klugh, Chief Financial Officer


                               CERTIFICATIONS

     I, Stanton E. Ross, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Infinity, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002



/s/ Stanton E. Ross
Stanton E. Ross
Chief Executive Officer



     I, Jon D. Klugh, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Infinity, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002



/s/ Jon D. Klugh
Jon D. Klugh
Chief Financial Officer



                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER OF
                               INFINITY, INC.
                     PURSUANT TO 18 U.S.C. SECTION 1350

     We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10-QSB of Infinity, Inc. for the period ending September 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Infinity, Inc.



/s/ Stanton E. Ross                      /s/ Jon D. Klugh
Stanton E. Ross                          Jon D. Klugh
Chief Executive Officer                  Chief Financial Officer
November 12, 2002                        November 12, 2002