Form 10KSB
period 2002-12-31
INFINITY INC
filed 2003-04-14
CIK 822746

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year ended: December 31, 2002

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                        Commission File No.  0-17204

                                 INFINITY, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

             Colorado                               84-1070066
(State or Other Jurisdiction of             (I.R.S. Employer Identi-
Incorporation or Organization)                   fication Number)

                 211 West 14th Street, Chanute, Kansas 66720
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (620) 431-6200

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal period: $10,951,381

As of March 20, 2003, 7,905,990 of the Registrant's $0.0001 Par Value Common Stock were outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $55,112,000.

Documents incorporated by reference: Proxy statement for the Annual Meeting of Shareholders to be held on June 5, 2003.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]






                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Infinity, Inc. ("Infinity") was organized as a Colorado corporation on April 2, 1987.

     The following table sets forth the subsidiaries of Infinity by type of activity. Each of these subsidiaries is 100% owned. Additional information about the activities of each subsidiary follows:

Exploration and           Oil Field             Corporate
Production                Service               Services         Inactive
Subsidiaries              Subsidiaries          Subsidiaries     Subsidiaries
---------------           ------------          ------------     ------------
Infinity Oil and Gas      Consolidated Oil      CIS-Oklahoma,    Infinity Research
of Wyoming, Inc.          Well Services, Inc.   Inc.             and Development,
                                                                 Inc.

Infinity Oil and Gas                            Infinity         L.D.C. Food
of Kansas, Inc.                                 Nicaragua Ltd.   Systems, Inc.

Rio Grande                                      Infinity         Consolidated
Resources, SA                                   Nicaragua        Pipeline Company,
                                                Offshore, Ltd.   Inc.

                                                                 CIS Oil and Gas, Inc.

     Consolidated Oil Well Services, Inc. ("Consolidated") acquired assets necessary to provide oil field services in Eastern Kansas and Northeastern Oklahoma in January 1994. Consolidated expanded its operations into Northeastern Wyoming with the acquisition of Powder River Cementers, LLC during September 1999. In November 2001 Consolidated expanded its operations into South Central Wyoming by leasing operating facilities near and transferring service equipment to Rock Springs, Wyoming. This entity provides fracturing, cementing, acidizing, and nitrogen services as well as trucking of fluids to its oil field customers.

     Infinity Oil and Gas of Kansas, Inc. ("Infinity-Kansas") owned a 100% working interest and an 80% revenue interest in 80 acres of oil leasehold in the Cherokee Basin of Eastern Kansas, which was developed as an enhanced oil recovery project. In September 2000, Infinity-Kansas expanded its oil production operations with the acquisition of 16 active oil producing leases which encompass approximately 2,000 acres located in the Owl Creek Field, Woodson County, Kansas. Infinity-Kansas acquired a 100% working interest and 87.5% revenue interest in this property. Reserve reports prepared by independent petroleum engineers estimated proved reserves of 138,164 barrels of oil with a discounted pretax future net cash flow of $537,659 on the two properties as of December 31, 2001. Infinity-Kansas sold the properties to West Central Oil LLC May 1, 2002 for $1,800,000. Infinity-Kansas has also acquired a 31.25% interest through a capital contribution in the Little Bear Creek prospect in Southwest Kansas. This prospect is an undeveloped river sand prospect operated by an unrelated third party, IGWT, Inc.

     Infinity Oil and Gas of Wyoming, Inc. ("Infinity-Wyoming") was incorporated in January 2000 for the purpose of acquiring leasehold with the intent of exploring for and developing coal bed methane reserves. To date Infinity-Wyoming has acquired leases on four projects that include 210,786 acres. Infinity-Wyoming acquired a working interest in a coal bed methane property known as "LaBarge" that contains 29,523 gross acres in the Greater Green River Basin of Wyoming. The lease on approximately 16,526 acres of the property is subject to a 30% participation election by the original lessee of the acreage. If the party chooses not to participate in the drilling and completion of a well, then the 100 working interest and the approximately 80% associated revenue interest is retained by Infinity-Wyoming until the individual well has generated earnings to recover the cost of the well plus a 300% non-consent penalty. Infinity-Wyoming has acquired a 100% working interest, with no working interest provisions, and an approximate 80% net revenue interest on the additional 13,000 acres of the property. Infinity-Wyoming has drilled ten coal bed methane gas wells, seven of which have been completed. Infinity-Wyoming has also drilled one water disposal well and reentered an existing well bore and completed it as a disposal well.

     Reserve reports for the LaBarge project prepared by independent petroleum engineers as of December 31, 2002 show total proved producing reserves of 12.3 BCFE (billion cubic feet equivalent) net to Infinity-Wyoming's interest, with a discounted future net cash flow before income taxes of $14.0 million. In addition to the proved producing reserves as of December 31, 2002 Infinity-Wyoming classified 12 offset locations as containing proved undeveloped reserves. These 12 locations are estimated to have proved reserves of 31.3 BCFE net to Infinity-Wyoming's interest, with discounted future net cash flow before income taxes of $33.3 million.

     Infinity-Wyoming acquired a working interest in an additional prospect known as "Pipeline" with the execution of an agreement in July 2000 granting Infinity-Wyoming the right to earn 16,000 acres of leasehold. This acreage is also in the Greater Green River Basin of Wyoming, but is separate from the LaBarge acreage. Infinity-Wyoming acquired an initial 100% working interest and an 82.5% net revenue interest in the property. Through Federal and State lease auctions Infinity-Wyoming has expanded its acreage position in the project by 19,340 acres, bringing its total acreage in the project to 35,340 acres. Infinity-Wyoming has drilled 26 gas wells and three disposal wells. The first five wells drilled on the Pipeline prospect were connected to commercial pipeline facilities and began producing gas in August 2001 while 17 additional wells drilled and completed on the acreage were connected to the pipeline during 2002. Infinity-Wyoming has obtained permits for 37 additional gas wells on the Pipeline project. Six of the completed gas wells and one water disposal well have been shut in until further analysis and completion work can be done and four of the gas wells which have been drilled are awaiting completion.

     Reserve reports for the Pipeline project prepared by independent petroleum engineers as of December 31, 2002 show total proved producing reserves of 15.1 BCFE net to Infinity-Wyoming's interest, with a discounted future net cash flow before income taxes of $15.4 million. In addition to the proved producing reserves as of December 31, 2002 Infinity-Wyoming classified 30 offset locations as containing proved undeveloped reserves. These 30 locations are estimated to have proved reserves of 25.9 BCFE net to Infinity-Wyoming's interest, with discounted future net cash flow before income taxes of $14.7 million. The reports also identify an additional nine locations as proved non-producing and eleven locations that contain proven reserves behind pipe. These reserve classes contain 7.1 BCFE and 4.1 BCFE of reserves and $4.7 million and $2.0 million of discounted future net cash flow before income taxes, respectively.

     Infinity-Wyoming acquired leases on 16,237 acres of coal bed methane property in the Piceance Basin in Northwestern Colorado in November 2000. Infinity-Wyoming acquired a 100% working interest in the property. Under the terms of the lease agreement Infinity-Wyoming must drill a total of five wells within the first five years of the lease. Infinity-Wyoming acquired an additional 3,788 acres of leasehold adjacent to its original Piceance Basin Acreage. Infinity-Wyoming obtained a ten-year lease that requires an annual minimum royalty fee of $1.50 per acre for the first 5 years and $2.00 for the last five years of the lease. Infinity-Wyoming acquired a 100% working interest and an approximate 84.5% net revenue interest in the acreage.

     Infinity-Wyoming acquired a working interest in 131,181 acres of a prospective coal-bed methane play in the Sand Wash Basin of Colorado in April 2002. The majority of the leasehold acquired has a 100% working interest and an 80% net revenue interest and is comprised of fee, federal and state leases, most of which expire between 2004 and 2008. The acreage is divided into two areas, a northern block consisting of approximately 64,563 acres and a southern block consisting of approximately 66,618 acres. Infinity-Wyoming has spent approximately $1,494,173, or $11.39 per acre in leasehold acquisition costs. Infinity-Wyoming has also incurred approximately $104,544 in remedial costs on 4 existing wells on the property in accordance with state requirements.

     CIS-Oklahoma, Inc. owns the real property and facilities that Infinity and Consolidated occupy in Chanute and Ottawa, Kansas, Bartlesville, Oklahoma and Gillette, Wyoming. In addition to the purchase of the original facilities, the Bartlesville, Oklahoma facility was expanded in 2002 with the completion of a new office and shop facility at a cost of approximately $438,000. These properties were purchased with the proceeds from and serve as collateral for loans that were established with local sources.

     Infinity Nicaragua Ltd. and Infinity Nicaragua Offshore Ltd. (the Infinity Nicaragua companies) are wholly owned subsidiaries of Infinity and incorporated in the Bahamas. The Infinity Nicaragua companies together own a majority interest in Rio Grande Resources S.A. (Rio Grande). Rio Grande is a Nicaraguan company. Pursuant to Nicaraguan law, Nicaraguan companies must have a minimum of three shareholders and there are three shareholders of Rio Grande. The Infinity Nicaraguan companies own 98.2% of Rio Grande. Rio Grande was awarded concessions to develop two offshore blocks in Nicaragua. The Instituto Nicaraguense de Energia ("INE"), the Nicaraguan governmental entity regulating oil and gas activities, refused to recognize the concessions awarded to Rio Grande. The relationships that were built with INE and the geological and geophysical research that was done helped Infinity, Inc. to become one of only six companies qualified to bid on the first international bidding round held by INE in January 2003. Infinity bid on 24 blocks of acreage, comprised of over one million acres, and expects to hear the results of the bidding by the end of April, 2003.

     Infinity also has four inactive subsidiaries: Infinity Research and Development, Inc., L.D.C. Food Systems, Inc., CIS Oil and Gas, Inc. and Consolidated Pipeline Company.

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

     The Infinity-Kansas and Infinity-Wyoming subsidiaries are engaged in the acquisition and development of oil and gas properties. The activities of these companies focus on the acquisition of interests that allow Infinity and its subsidiaries to utilize their experience gained and assets owned as the largest oil and gas well service provider in Eastern Kansas and Northeastern Oklahoma. Infinity-Kansas' current interest is in a partner operated River Sand play in Southwest Kansas. Infinity-Wyoming has acquired an interest in the Greater Green River Basin of South West Wyoming for the purpose of producing coal bed methane gas. For a complete description of the properties and the activities related to these properties see "Item 2. Description of Property - Oil and Gas Interest in Leasehold Acreage."

COMPETITION

     Consolidated's competition in Eastern Kansas consist mainly of Cudd Pumping Services and Blue Star Acid Services. In Northeastern Oklahoma, Consolidated competes with Cudd Pumping Services, BJ Services, and several small local companies. Consolidated's bulk materials facilities, experienced work force, and well maintained fleet of service vehicles puts it in a competitive position to maintain revenues in these locations.

     Consolidated continues to see competition from three major service companies: Halliburton, BJ Services, and Schlumberger throughout Wyoming; and multiple smaller cementing companies in Northeastern Wyoming. Consolidated may be at a competitive disadvantage when compared to the major companies that are well established with substantial financial resources. These companies can redirect assets and manpower, much like Consolidated has done, to insure that resources to meet the growing demand are available. Some of the exploration and development companies in this area also have the resources available to develop their own service providers. Consolidated's ability to provide services that meet the market demand in a timely manner while providing quality service to the wells will be crucial to Consolidated's ability to compete in this re-emerging market.

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

MAJOR CUSTOMERS

     Consolidated provided oil field services to over 380 customers during the year ended December 31, 2002. Devon Energy purchased $1,568,953 in services or about 14% of total revenue. Consolidated also provided services to Infinity-Wyoming which resulted in eliminated inter-company revenue of $2,119,122.

     Consolidated provided oil field services to over 350 customers during the nine-month transition period ended December 31, 2001. Amvest Osage and CMS Energy purchased $1,332,878 and $1,302,481 in services, respectively, or about 11% each of total revenue. Consolidated does not have any long-term oil field service contracts with any customers.

     Infinity-Wyoming sells its produced gas from the Pipeline project to Duke Energy Field Services ("Duke"). During the period ended December 31, 2002 Infinity-Wyoming sold approximately 628,000 MCF (thousand cubic feet) of gas to Duke for total revenue of $1,198,933, or about 11% of total revenue. Oil production from the Pipeline project was sold to Big West Oil LLC or to Chevron. During the period ended December 31, 2002 Infinity-Wyoming sold 43,279 barrels of oil for total revenue of $899,123.

     Infinity-Wyoming sells a portion of its gas to Duke on a forward contract basis. As of October 1, 2002 Infinity-Wyoming had contracted to sell 1,000 MMBTU (million British thermal units) per day to Duke at a price of $2.97 per MMBTU. This contract ends September 30, 2003. Infinity-Wyoming also had a sales contract in place from November 1, 2002 through March 31, 2003 to sell 1,000 MMBTU per day to Duke at a price of $3.00 per MMBTU. Beginning April 1, 2003 and effective through March 31, 2004, Infinity-Wyoming has contracted to sell 3,500 MMBTU per day to Duke at a price of $4.71 per MMBTU. At the current Pipeline gas BTU factor of 1095 BTU per cubic foot of gas, this equates to a price of $5.16 per MCF.

EMPLOYEES

     Infinity and its subsidiaries currently have approximately 94 employees. Consolidated has 83 employees in its oil field services business, Infinity-Wyoming has 7 employees in its oil and gas exploration business, and Infinity has 4 employees in administrative positions. Additional employees will be hired as the development of business requires.

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

     The operations of Consolidated routinely involve the handling of significant amounts of oil field related materials, some of which are classified as hazardous substances. Consolidated's transportation operations are regulated under the Federal Motor Carrier Safety Regulations of the Department of Transportation as administered by the Kansas Department of Transportation, Oklahoma Department of Transportation, and Wyoming Department of Transportation. The operation of salt-water disposal wells by Consolidated is regulated by the Kansas Department of Health and Environment. Consolidated will incur an estimated $35,000 in costs associated with operating within current environmental regulations this fiscal year.

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

     Infinity-Wyoming is producing up to 1,350 barrels of water per day from coal bed methane wells that it operates. Infinity-Wyoming currently uses injection wells to dispose of the water into underground rock formations and plans to continue to use this method for disposal of the water produced from its operated wells. If the future wells produce water of lesser quality than allowed under state law for injection in underground rock formations or at a volume greater than can be injected into the current disposal well, Infinity-Wyoming could incur costs of up to $5.00 per barrel of water to dispose of the produced water. At current production rates, this would cost Infinity-Wyoming an additional $203,000 a month in water disposal costs. If Infinity-Wyoming's wells produce water in excess of the limits of its permitted facilities, Infinity-Wyoming may have to drill additional disposal wells. Each additional disposal well could cost Infinity-Wyoming up to $250,000 on the Pipeline project and up to $700,000 on the LaBarge project. It costs Infinity-Wyoming approximately $35,000 per year to operate these disposal wells.

     Infinity-Wyoming is required to complete an environmental impact study ("EIS") on the LaBarge federal acreage by the Bureau of Land Management before it can continue development of the acreage. Infinity-Wyoming estimates that the study will cost $700,000 and will take an additional twelve to eighteen months to complete. Infinity-Wyoming will pay approximately 60% of the cost of the EIS and will bill the remaining 40% to other operators in the area covered by the EIS. The costs incurred on this project through December 31, 2002 are approximately $48,000. Infinity-Wyoming management has met with the Bureau of Land Management to discuss the requirements for the study and continues to provide information to the regulatory agency concerning the development of the acreage. Under the direction of the Bureau of Land Management and in partnership with other operators in the area the EIS will encompass acreage beyond the extent of Infinity-Wyoming's acreage and the costs will be shared among all of the operators. Under the terms of the lease agreement the lease can be extended by the lessee's grant of an extension or Infinity-Wyoming can invoke a "force majeure" provision within the lease agreement for the period of time required to complete the EIS. The required EIS will only impact the ability of Infinity-Wyoming to continue development of any fee land that it has acquired in the area of operation if access to the fee land is across Federal land.

    Infinity-Wyoming will also be required to complete an environmental assessment on the Federal acreage within the Pipeline acreage. This environmental assessment will cost approximately $300,000 and will take approximately 12 months to complete. Infinity-Wyoming will incur a majority of the costs associated with this report, but has not incurred any costs as of March 2003. The environmental assessment should not impact Infinity-Wyoming's ability to drill on the fee and state acreage within the Pipeline project as long as the fee acreage can be accessed using existing rights-of-way.

ITEM 2.  DESCRIPTION OF PROPERTY

BUSINESS PROPERTIES

     Infinity's headquarters are located at 211 West 14th Street, Chanute, Kansas 66720, along with the headquarters and some of the operating facilities of Consolidated. This facility and other Consolidated facilities in Bartlesville, Oklahoma and Ottawa, Kansas were purchased in November of 1999 by the CIS-Oklahoma, Inc. subsidiary. CIS-Oklahoma also acquired facilities in Gillette, Wyoming for $140,000 during 2001, which includes office and shop facilities for Consolidated's operations. Funds for the acquisitions were obtained through a loan from a local bank, secured by the Kansas and Wyoming oil field service facilities. The loan was for $350,000 for a period of seven years with an adjustable interest rate of 8.5% per annum. Effective November 2002, the interest rate was adjusted to 4.25%. Payments on this loan are approximately $4,700 per month and the loan balance was $249,081 at December 31, 2002. The shop and office facility that was built in Bartlesville, Oklahoma during 2001 for the operations of Consolidated was financed from cash flow and with a ten-year, 9.25% note with a local bank. The note had a balance of approximately $335,000 at December 31, 2002 and has monthly payments of approximately $4,900 and is collateralized by the Bartlesville, Oklahoma facility.

     Consolidated is based on the business and operations acquired in January of 1994 and Powder River Cementers, LLC purchased in August of 1999. This subsidiary provides numerous services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping and water hauling. Consolidated provides these services out of service facilities it owns in Chanute and Ottawa, Kansas; Bartlesville, Oklahoma; and Gillette and Rock Springs, Wyoming utilizing a fleet of approximately 149 vehicles. These vehicles were specifically designed to provide service to oil and gas well operators working at depths ranging from 100 to 5,000 feet as is usually the case in Eastern Kansas, Northeastern Oklahoma, and the coal bed methane development of the Powder River and Greater Green River Basins of
Wyoming.   The service vehicles are part of the collateral for a revolving note, capital expenditures note and term loan with interest rates of Prime plus 1%, which is currently 5.25%. The payment on the term loan is $80,626 per month with a final payment of approximately $974,000 due in December 2004.
 During the twelve months ended December 31, 2002 Consolidated purchased fracturing equipment using the proceeds of a $720,000 draw from the capital
expenditures line of credit.   Payments on the capital expenditures line of
credit are approximately $15,000 per month with a final payment of approximately $375,000 due in December 2004. Consolidated has also purchased vehicles using financing from manufacturers. These loans have terms of 12 to 72 months with interest rates ranging from 7.6% to 11%. As of December 31, 2002, Consolidated was making monthly payments of approximately $23,169 under these loans. Consolidated obtained the credit facility in January 2002. (See "ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" for a complete discussion of the refinancing.)

     Consolidated leases property near Cheyenne, Wyoming, which is the site of the brine water treatment facility. Rent on this land lease is $1,000 per year. The lease is for a term of twenty-five years beginning July 1994, but may be terminated by Consolidated at any time on written notice. In February of 2003 Consolidated signed a letter of intent to sell these facilities and transfer the lease on the property to the new owner. Consolidated expects to close on this property sale during the second quarter of 2003.

OIL AND GAS INTEREST IN LEASEHOLD ACREAGE

     In February of 2000 Infinity-Kansas acquired, through a joint venture with Verde Oil Company ("Verde"), a 100% working interest before payout in an 80-acre, Verde operated lease in the Cherokee Field in Southeast Kansas known as the Manson Lease. At the time of the purchase there were five producing wells on the lease. As a 100% working interest owner, Infinity-Kansas was responsible for all costs associated with the operation of the property as a polymer augmented water flood project. A polymer augmented water flood project involves the injection of a water and polymer solution into injection wells to force oil out of the producing reservoir. The polymer increases the viscosity of the fluid, which helps to force oil out of geological formations toward the producing wells. Total capital costs of this enhanced oil recovery project were approximately $1.1 million for the drilling of 16 injection wells, 16 producing wells and 1 water supply well, installation of oil gathering facilities, and installation of the injection facilities on the property.

    In September 2000 Infinity-Kansas expanded its oil production operations with the acquisition of sixteen active oil producing leases which encompass approximately 2,000 acres located in the Owl Creek Field, Woodson County, Kansas. Infinity-Kansas acquired the property for $510,000 through a public auction and invested an additional $17,400 to enhance the property's production capabilities. There were over 135 wells on the property including over 105 wells drilled for oil production, eighteen wells for water injection in order to provide reservoir enhancement, nine water supply wells and three salt-water disposal wells. Infinity-Kansas also acquired 80 acres of land on which oil tank batteries and a production field office are located. Total cost of the land acquisition was $100,000. Infinity-Kansas owned a 100% working interest in all of the acreage and a 100% revenue interest in the land purchased. The remaining acreage was subject to a 12.5% royalty, giving Infinity-Kansas an 87.5% net revenue interest.

     In May 2002 Infinity-Kansas sold its interest in the Manson Lease and the Owl Creek Field to West Central Oil, LLC for $180,000 in cash and a $1,620,000 note receivable. West Central Oil, LLC is owned by the Managing Director of Verde Oil Company, who was the operator of the properties.

     Infinity-Kansas acquired a 31.25% interest in a 5,120 acre river sand prospect in Stanton County, Kansas for $56,000, or $35.00 per acre in November 2001. Infinity-Kansas contributed $66,250 for the drilling of one exploratory well, which was a dry hole. Infinity-Kansas also contributed $15,000 for a 3-D seismic study across the acreage, and an additional $63,633 for the drilling of an additional well.

     Infinity-Wyoming acquired a working interest in approximately 24,500 acres of coal bed methane mineral leases in the LaBarge area of the Green River Basin of South Central Wyoming in March 2000. Infinity-Wyoming acquired the leasehold for $1.1 million, or approximately $45.50 per acre. The lease on approximately 3,200 acres of the original fee lease has expired and Infinity-Wyoming has been unable to renew the lease. Infinity-Wyoming has spent approximately $535,000 associated with the purchase of an additional 8,223 acres of leasehold, perfecting the leases and lease rental and bonus payments. Infinity-Wyoming has also capitalized interest and finance charges and incurred indirect cost of approximately $0.4 million for the acquisition of the leasehold for a total leasehold investment of $2.0 million or approximately $68.48 per acre on the 29,523 acres under lease. The lease on approximately 16,526 acres of the property is subject to 30% participation election by the original lessee of the acreage. If the party chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated revenue interest is retained by Infinity-Wyoming until the individual well has generated earnings to recover the cost of the well plus the 300% non-consent penalty. Infinity-Wyoming acquired a 100% working interest, with no working interest provisions, and an approximate 80% net revenue interest on the remaining acreage within this area.

     Approximately 2,800 acres of the leasehold was a fee lease acquired in July 2002. The acquisition of the fee lease, which is not subject to federal permitting requirements, gave Infinity-Wyoming the opportunity to further define the reserves on the LaBarge project since wells could be drilled immediately and were several miles from the five initial coal bed methane wells that had been drilled on the property. Infinity-Wyoming commenced drilling operations during the fourth quarter 2002 on the fee acreage and has drilled five production wells, two of which have been completed and started selling gas in 2003, and one water disposal well on the fee acreage. During the year ended December 31, 2002, Infinity-Wyoming incurred $5.3 million for the drilling of four of the coal bed methane gas wells on the fee acreage acquired in July, the stimulation and completion of the five wells previously drilled in the period ended December 31, 2001, the acquisition of additional acreage, laying of a gas gathering line and the beginning of the environmental impact study on the federal lease acreage on the property. Infinity-Wyoming has incurred $7.0 million in direct exploration and development costs on the LaBarge property through December 31, 2002. Indirect costs of exploration and development, interest expense and finance charges of approximately $2.2 million have also been capitalized to the LaBarge project. Subsequent to December 31, 2002 Infinity-Wyoming has incurred approximately $0.5 million of costs to drill two additional LaBarge wells and to perforate, stimulate and complete 2 of the wells drilled on the fee acreage. Infinity-Wyoming began dewatering operations on the five initial wells drilled on the property in March 2002 and produced 64,373 MCF of gas from the property during the year ended December 31, 2002.

       Infinity-Wyoming expects to spend approximately $0.6 million during the second quarter of 2003 to complete three gas wells that have been drilled on the LaBarge acreage. The completion of the LaBarge pipeline will cost Infinity-Wyoming approximately $0.2 million during 2003 and Infinity-Wyoming will continue work on the environmental impact study on the LaBarge acreage and estimates that the study will cost an additional $0.4 million and will take an additional twelve to eighteen months to complete.

     The Pipeline prospect was acquired in July of 2000 with the acquisition of 14,940 acres of leasehold for $298,800, or $20.00 per acre. Infinity-Wyoming also acquired an additional 1,060 acres from the original leaseholder. This acreage is also in the Greater Green River Basin of Wyoming, but is separate from Infinity-Wyoming's LaBarge acreage. Infinity-Wyoming acquired an initial 100% working interest and an 82.5% net revenue interest in the property. Through Federal and State lease auctions and fee acquisitions Infinity-Wyoming has expanded its acreage position in the project by 19,340 acres. Including legal fees, permitting, lease bonus payments, acquisition fees, capitalized interest and capitalized financing costs, Infinity-Wyoming has invested approximately $3.4 million, or $97.30 per acre in the project.
As of December 31, 2002 Infinity-Wyoming has drilled 26 production wells and three water disposal wells. Twenty-two of the production wells are currently connected to the sales pipeline and sixteen are producing gas to the sales meter, while six are shut in. Four of the wells have been drilled and are awaiting completion and connection to the pipeline. Infinity-Wyoming spent approximately $12.8 million to drill, complete, and stimulate twenty two production wells, three water disposal wells and drill four additional production wells. Indirect costs of development, interest expense and finance charges of approximately $2.3 million have also been capitalized to the Pipeline project. Infinity-Wyoming has obtained permits for 37 additional gas wells on the Pipeline project.

    Subsequent to December 31, 2002 Infinity-Wyoming elected to enter the development phase of its lease agreement on the Pipeline Project. This election required Infinity-Wyoming to deposit $250,000 in "Liquidated Damages". This amount is to be refunded at a rate of $25,000 per well as additional wells beyond the original exploration phase commitment of the lease agreement are drilled. Infinity-Wyoming has drilled nine of the required wells and received the refund of liquidated damages for those nine wells on April 3, 2003. The remaining liquidated damages will be refunded upon the drilling of one additional well. Infinity-Wyoming is required to complete six additional wells prior to February 28, 2004 in order to meet its drilling obligations under the development phase of the lease and maintain the lease on the acreage covered by the development phase election. In order to complete six additional wells, Infinity-Wyoming will need to drill and complete three wells and complete three other wells already drilled on the acreage. The cost to drill and complete these wells is estimated to be approximately $1.9 million.

     Infinity-Wyoming acquired leases on 16,237 acres of coal bed methane property in the Antelope field of the Piceance Basin in Northwestern Colorado in November 2000 for the equivalent of approximately $36.00 per acre in cash and stock and has capitalized $66,008 in interest to the property. Infinity-Wyoming acquired a 100% working interest and an 81.5% net revenue interest in the property. Under the terms of the lease agreement Infinity-Wyoming must drill a total of five wells within the first five years of the lease. Infinity-Wyoming has acquired an additional 3,788 acres at Federal and State auctions for a cost of $10,762 or an average of $2.84 per acre and incurred an additional $80,449 in leasehold costs for a total leasehold cost of approximately $37.00 per acre.

     In addition to the development activities on its LaBarge and Pipeline acreage, Infinity-Wyoming acquired an interest in approximately 156,000 acres of a prospective coal bed methane play in the Sand Wash Basin of Wyoming and Colorado. Infinity-Wyoming incurred approximately $1.3 million in direct costs to acquire the leasehold and complete remedial cementing work that was required on four existing wells on the leasehold. An additional $0.1 million in indirect costs were also capitalized to the project. The interest acquired includes both shallow coal bed methane prospects and the deeper prospects which include a potential fractured Niobrara zone that has been commercially produced in the areas surrounding the acquired leasehold.

     The following table set forth the oil and gas lease acreage and the number of wells producing and drilled as of March 31, 2001 and December 31, 2001 and 2002.

                                          March 31,         December 31,         December 31,
                                            2001                2001               2002
                                      Gross      Net      Gross      Net      Gross     Net
                                      ------    ------    ------    ------    ------   ------
LaBarge Undeveloped Acres             24,500    19,600    21,300    17,040   27,920     21,094
LaBarge Developed Acres                 -         -         -         -       1,603      1,314
LaBarge Producing Wells                 -         -         -         -          5         4
LaBarge Exploratory Wells Drilled          1         1         4         3       4         4
LaBarge Development Wells Drilled       -         -         -         -          1         1

Pipeline Undeveloped Acres            29,404    24,865    28,764    24,324    32,300    27,314
Pipeline Developed Acres                -         -          640       528     3,040     2,570
Pipeline Producing Wells                -         -            5         4        22        18
Pipeline Exploratory Wells Drilled         5         4        13        11         8         7
Pipeline Development Wells Drilled         1         1         1         1         1         1

Antelope Undeveloped Acres            16,237    13,233    20,025    16,270    20,025    16,270
Antelope Developed Acres                -         -         -         -          -         -
Antelope Producing Wells                -         -         -         -          -         -
Antelope Exploratory Wells Drilled      -         -         -         -          -         -
Antelope Development Wells Drilled      -         -         -         -          -         -

                                        12

Cherokee Undeveloped Acres              -         -         -         -         -          -
Cherokee Developed Acres                  80        64        80        64      -          -
Cherokee Producing Wells                  21        17        21        17      -          -
Cherokee Exploratory Wells Drilled      -         -         -         -         -          -
Cherokee Development Wells Drilled        16        13      -          -        -          -

Owl Creek Undeveloped Acres             -         -         -         -         -          -
Owl Creek Developed Acres              2,000     1,750     2,000     1,750      -          -
Owl Creek Producing Wells                109        95       109        95      -          -
Owl Creek Exploratory Wells Drilled     -         -         -         -         -          -
Owl Creek Development Wells Drilled     -         -         -         -         -          -

Sand Wash Undeveloped Acres             -         -         -         -       156,000   128,391
Sand Wash Developed Acres               -         -         -         -           640       560
Sand Wash Producing Wells               -         -         -         -             4         4
Sand Wash Exploratory Wells Drilled     -         -         -         -         -          -
Sand Wash Development Wells Drilled     -         -         -         -         -          -


OIL AND GAS RESERVES

     The table below sets forth the quantities of proved reserves as determined by independent petroleum engineers Wells Chappell and Company, Inc. for 2002 and by Fairchild and Wells for 2001. All of these proved reserves were located in the continental U.S., and the present value of estimated future net revenues from these reserves is on a non-escalated basis discounted at 10 percent per year as of the period indicated. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to December 31, 2002.

                                                          December 31,      December 31,
                                       March 31, 2001          2001              2002
                                       --------------     --------------    ------------
Estimated Proved Gas Reserves (MCF)       9,144,761           9,224,600     95,790,200
Estimated Proved Oil Reserves (BLS)         444,573             138,164        182,700
Present Value of Future Net Revenues
  (before future income tax expense)     19,562,166         $ 9,936,459     84,010,206


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

     Prior to the sale of the Manson and Owl Creek properties in May 2002, Infinity-Kansas sold 9,376 barrels of oil and no gas for the twelve-month period ended December 31, 2002. Infinity-Kansas received an average selling price of $19.55 and incurred $20.57 per barrel, or $192,891 in operating expenses and taxes to produce the oil in 2002. Infinity-Wyoming received an average selling price of $1.88 per MCF for the 677,306 MCF and $20.81 per barrel for the 43,752 barrels of oil sold from the LaBarge and Pipeline fields during 2002. These sales prices equal an average sales price of $2.32 per MCF equivalent sold from the properties. Infinity-Wyoming incurred $1.73 per MCF equivalent, or $1,627,801, in operating expenses and taxes to produce the oil and gas.

DELIVERY COMMITMENTS

     Infinity-Wyoming entered into a gas gathering and transportation contract with Duke in which Duke will build gas gathering laterals and install compression facilities to deliver gas produced from the Pipeline wells to the Overland Trail Transmission pipeline. During 2002 the contract was amended to include additional compression and gathering facilities installed by Duke and delivery points for the additional production being generated by Infinity-Wyoming. Infinity-Wyoming will pay a gathering fee of $0.40 per MCF until 8,000,000 MCF have been produced, then the fee reduces to $0.25 per MCF. Infinity-Wyoming was obligated to deliver 600,000 MCF the first year, 1,600,000 MCF the second year and 2,000,000 the third and fourth years and 1,800,000 in the fifth and final year of the contract. To date, Infinity-Wyoming has delivered approximately 757,000 MCF on this contract. The Pipeline sales volumes will also be subject to a $0.15 per Million British Thermal Units (MMBTU) charge for access onto the Overland Trail Transmission line.

     Infinity-Wyoming entered into a gas sales contract that required it to provide 1,000 MMBTU of gas a day from its Pipeline wells for which it received $1.80 per MMBTU. This contract began April 1, 2002 and expired October 31, 2002. As of October 2, 2002 Infinity-Wyoming entered into a new contract for the sale of 1,000 MMBTU of gas a day for $2.97 per MMBTU. This contract will expire September 30, 2003. On November 1, 2002 and running until March 31, 2003 Infinity-Wyoming contracted to sell 1,000 MMBTU per day to Duke at a price of $3.00 per MMBTU. Beginning April 1, 2003 and effective through March 31, 2004, Infinity-Wyoming has contracted to sell 3,500 MMBTU per day to Duke at a price of $4.71 per MMBTU, which equates to $5.16 per MCF.

     Infinity-Wyoming will receive the Colorado Interstate Gas (CIG) Pipeline index price for each MCF of gas in excess of the contracted volume delivered onto the Overland Trail Transmission line. Infinity and its subsidiaries presently have no other agreements or commitments to provide quantities of oil or gas in the future.

ITEM 3. LEGAL PROCEEDINGS

     There are no pending material legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the period covered in this Report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market or Markets

     Infinity's Common Stock began trading on the Nasdaq Small-Cap Market on June 29, 1994, under the symbol "IFNY." In August 2002, Infinity became listed on the Nasdaq National Market. The following table sets forth the high and low closing sale prices for Infinity's securities as reported by the Nasdaq Stock Market.

     Quarter Ended                         High         Low
     -------------                         ----         ---
     March 31, 2001                         5.095       3.095
     June 30, 2001                          6.22        4.125
     September 30, 2001                     5.52        3.975
     December 31, 2001                      5.70        4.525

     March 31, 2002                         7.34        5.03
     June 30, 2002                         11.38        7.72
     September 30, 2002                     8.19        5.95
     December 31, 2002                      9.00        7.11

Approximate Number of Holders of Common Stock

     The number of record holders of Infinity's $0.0001 par value common stock at March 28, 2003, was 194 and the Company believes it has over 1,500 beneficial owners of such stock.

Dividends

     Holders of common stock are entitled to receive such dividends as may be declared by Infinity's Board of Directors. No dividends have been paid with respect to Infinity's common stock and no dividends are anticipated in the foreseeable future. Pursuant to the terms of the Loan Agreement with LaSalle Bank, N.A., Infinity's Consolidated Oil Well Services, Inc. subsidiary is prohibited from paying any dividends to Infinity during the term of the agreement.

Sales of Unregistered Securities

     On November 22, 2002, Infinity issued 20,000 shares of its common stock to John Garrison, a former officer, upon exercise of an option at $3.00 per share in a private transaction. In connection with this transaction Infinity relied on Section 4(2) of the Securities Act of 1933, as amended. Mr. Garrisson is a sophisticated investor who had complete access to information concerning Infinity. The certificate issued bears a restrictive legend, and stop transfer instructions were issued to Infinity's transfer agent.

     On November 22, 2002 Infinity received $3,000,000 from an investor as a bridge loan due January 5, 2004. In connection with this loan, Infinity issued five year options to the investor to purchase up to an aggregate of 320,000 shares of Infinity's Common Stock at $8.75 per share. In connection with this transaction the Company relied on Section 4 (2) of the Securities Act of 1933, as amended. The investor is a sophisticated investor who was given complete information concerning Infinity.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This Annual Report on form 10-KSB contains forward-looking statements (as such term is defined in the private Securities Litigation Reform Act of

1995), and information relating to Infinity and its subsidiaries that is based on beliefs of management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Infinity with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Infinity does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Infinity and its operating subsidiaries Infinity-Wyoming, Infinity-Kansas and Consolidated are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage, and providing oil and gas well services. Infinity's acquisition strategy focuses on acreage or strategic alliances that allow Infinity to utilize its service equipment and the experience gained as Consolidated became the largest oilfield service company in Eastern Kansas and Northeast Oklahoma while developing the acreage. Infinity's primary focus is on the development of its coal bed methane properties located on 64,863 gross acres in the Green River Basin of Wyoming, 20,025 gross acres in the Piceance Basin of Colorado and 156,640 acres in the Sand Wash Basin of Wyoming and Colorado. Infinity's involvement in the wastewater disposal industry through its wastewater division has been scaled back significantly with only limited operations occurring at the Cheyenne, Wyoming facility.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE NINE-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2001

     Infinity's operations have been focused on providing oil field services to customers in Eastern Kansas, Northeast Oklahoma, Northeast Wyoming and Southcentral Wyoming and development of its coal bed methane properties in Southcentral Wyoming.

Oil Field Service Operations

     During the year ended December 31, 2002 Consolidated generated $8.6 million in net revenue and cost of goods sold of $4.6 million compared to $9.9 million in net revenue and cost of goods sold of $5.2 million for the nine-month transition period ended December 31, 2001. Revenue for the year ended December 31, 2002 on sales to third parties was negatively impacted by environmental issues in the Powder River Basin of Wyoming which is serviced by the Gillette, Wyoming camp. Due to the requirement for an Environmental Impact Study across the Powder River Basin, very few drilling permits were issued for new wells. Because of the lack of drilling activities revenue from the Gillette, Wyoming operations of Consolidated were reduced by $1.9 million from $2.3 million in the nine month transition period ended December 31, 2001 compared to $0.4 million in the year ended December 31, 2002. Cost of goods sold were reduced to $0.7 million for the year ended December 31, 2002, a $0.7 million decrease from $1.4 million in the nine month transition period ended December 31, 2001. Revenue for the period ended December 31, 2002 increased by $0.6 million at Consolidated's facilities in Kansas and Oklahoma while the cost of goods sold increased by $0.2 million due to the longer period recognized during 2002 compared to the nine month transition period in 2001. For the year ended December 31, 2002 Consolidated also generated $2.1 million in revenue and $1.1 million in cost of goods sold related to inter-company sales to Infinity-Wyoming compared to inter-company sales and cost of goods sold for the nine-month transition period ended December 31, 2001 of $0.5 million and $0.4 million. The sales to Infinity-Wyoming are eliminated in the accompanying consolidated statement of operations.

     Indirect expenses incurred during the year ended December 31, 2002 increased $1.5 million dollars to $4.1 million from $2.6 million during the nine-month transition period. Depreciation expense for the year ended December 31, 2002 increased to $1.5 million from $0.8 million in the nine month transition period ended December 31, 2001. The $0.6 million increase was the result of the acquisition of approximately $6.5 million in assets during 2001 and 2002 entering the depreciation pool as Consolidated expanded the capabilities of its fleet of oil field service vehicles and updated its facilities. Consolidated also experienced an increase in the cost of general liability and property insurance from $41,384 in the nine month transition period to $317,899 in the year ended in December 2002. The increase was the result of doubling the amount of general liability insurance carried on the operations in order to meet customer requirements and an increase in property insurance due to the additions to the oil field service fleet. Consolidated also saw a 100% increase in health care expenses from $132,904 in the nine month transition period ended December 2001 to $267,031 in the year ended December 31, 2002. The additional $0.5 million increase in indirect operating expenses was related to the three additional months of operations during the period ended December 31, 2002.

     Consolidated experienced a net loss, net of inter-company activity, of $0.4 million during the year ended December 31, 2002 compared to net income of $2.0 million for the nine-month transition period ended December 31, 2001. A portion of the decrease is due to inter-company eliminations reducing net income by $1.0 million for the period ended December 31, 2002 compared to a reduction of net income of $0.1 million for the nine-month transition period ended December 31, 2001. In addition, Consolidated's net income (loss) was decreased because of reduced revenue from sales in the Powder River Basin of Wyoming and increases in depreciation, liability insurance expense and health insurance costs.

Oil and Gas Production

     During the four months prior to the sale of the Manson and Owl Creek properties on May 1, 2002, Infinity-Kansas generated revenue from oil sales of $0.2 million and operating costs of $0.2 million compared to revenue from oil sales of $0.6 million and operating costs of $0.5 million for the nine-month transition period ended December 31, 2001. Infinity-Kansas also recognized depreciation and depletion expense of $30,584 for the year ended December 31, 2002 compared to $49,066 for the nine-month transition period.

     Infinity-Wyoming generated $2.2 million in revenue from the sale of oil and gas production while incurring lease operating expense and taxes of $1.6 million. Infinity-Wyoming generated $1.2 million in revenue and incurred operating expenses of $0.6 million during the nine month transition period ended December 31, 2001. During the transition period, there were five wells producing. As a result of the increase in producing wells, Infinity-Wyoming expanded its production capacity to include production from sixteen wells in the Pipeline Field and five wells in the LaBarge field. Infinity-Wyoming also recognized increased depreciation and depletion expense of $165,416 on its producing properties during the period ended December 31, 2002 compared to $81,166 during the nine-month transition period ended December 31, 2001.

     During the year ended December 31, 2002 the oil and gas production subsidiaries incurred $0.6 million in other operating expenses compared to $0.4 million during nine-month transition period ended December 31, 2001. The increase in other operating expense is related to increased overhead and staffing of the Denver headquarters of Infinity-Wyoming, and the production field office in Rock Springs, Wyoming.

     The oil and gas production subsidiaries incurred a net loss of $0.3 million during the year ended December 31, 2002 compared to net income for the nine-month transition period ended December 31, 2001 of $0.1 million. The make up of the revenue stream changed substantially during 2002 with the sale of the Infinity-Kansas properties and the completion of additional wells in the Pipeline and LaBarge fields. The increase in revenue was offset by the higher cost of operating gas wells in Wyoming compared to shallow oil wells in Kansas and the increased cost of operating overhead in the Denver office of Infinity-Wyoming and increased staffing in the field office.

Corporate Activities

     Expenses incurred in corporate activities were $2.1 million for the period ended December 31, 2002 compared to $1.4 million for the nine-month transition period ended December 31, 2001. Corporate activities include the salaries of four administrative employees (including Infinity's President and Chief Financial Officer), travel expenses, professional fees relating to Exchange Act reports, and shareholder relations costs. During the year ended December 31, 2002, Infinity incurred $0.6 million in shareholder relations costs compared to $0.2 million in the nine month transition period. The $0.4 million increase in shareholder relations costs was related to the process to list Infinity on the national market and to an increase in costs associated with meetings and presentations to investors and with public relations efforts. Infinity also incurred $0.1 million in additional legal and accounting fees due to the increased services provided for SEC filings and report reviews. Corporate salaries increased by $0.2 million during the period ended December 31, 2002 due to increases in base salaries, additional staffing and the three additional months in the period compared to the nine-month transition period. Infinity also recognized an additional $0.3 million in interest expense due to the increase in notes outstanding and the reduction in the percentage of interest expense capitalized to the undeveloped properties. During the nine-month transition ended December 31, 2001, Infinity impaired the carrying value of certain investments it had made by $0.6 million. Infinity recorded no such impairment in 2002.

     During the nine-month transition period ended December 31, 2001, Infinity recognized a gain of $5.1 million on the sale of 225,000 shares of Evergreen Resources common stock. The gain on the sale of the Evergreen Resources stock was partially offset by $1.8 million in interest expense on the loans that were secured by the securities in the nine-month transition period. Costs of $1.0 million were also incurred for unwinding the financing agreements secured by the Evergreen Resources common stock, which were capitalized to the coal bed methane properties that Infinity-Wyoming is developing.

     Infinity, Inc, and subsidiaries recognized a pre-tax net loss of $2.7 million compared to net income before taxes of $4.1 million for the nine-month transition period ended December 31, 2001. A deferred income tax benefit of $1.1 million was recognized for the period ended December 31, 2002 compared to deferred income tax expense of $1.6 million recognized in the transition period. The net loss after taxes for the calendar year period ended December 31, 2002 was $1.6 million compared to net income of $2.5 million for the transition period ended December 31, 2001. The decrease in net income after taxes was the result of a decrease in oil field service sales, the increase in depreciation expenses on oil field service equipment, and increases in insurance, professional fees and shareholder relations costs. The 2001 net income after tax also included the gain on the sale of 225,000 shares of Evergreen stock.

     Infinity Inc. has provided for a valuation allowance of $1.2 million against the deferred tax asset due to the uncertainty of realizing the tax benefit of the net operating loss carry forwards.

RESULTS OF OPERATIONS FOR THE TWELVE-MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO THE COMPARABLE UNAUDITED TWELVE-MONTH PERIOD ENDED DECEMBER 31, 2001

Oil Field Service Operations

     During the year ended December 31, 2002 Consolidated generated $8.6 million in net revenue and cost of goods sold of $4.6 million compared to $12.4 million in net revenue and cost of goods sold of $6.8 million for the unaudited year ended December 31, 2001. Revenue for the year ended December 31, 2002 on sales to third parties was negatively impacted by environmental issues in the Powder River Basin of Wyoming which is serviced by the Gillette, Wyoming camp. Due to the requirement for an Environmental Impact Study across the Powder River Basin very few drilling permits were issued for new wells in the area serviced by the Gillette camp. Because of the lack of drilling activities, revenue from the Gillette, Wyoming operations of Consolidated were reduced by $2.9 million from $3.3 million for the unaudited period ended December 31, 2001 compared to $0.4 million in the year ended December 31, 2002. Cost of goods sold was reduced to $0.7 million for the year ended December 31, 2002, a $1.3 million decrease from $2.0 million for the comparable period ended December 31, 2001. Revenue for the period ended December 31, 2002 also decreased by $1.2 million at Consolidated's Bartlesville, Oklahoma location while the cost of goods sold decreased by $0.4 million due to a decrease in cementing and fracturing activity. During the period ended December 31, 2002 Consolidated did 250 less cementing jobs and 90 less fracturing jobs from the Bartlesville facility than during the comparable period of 2001. Consolidated's customers decreased their level of activity due to the uncertainty of the stability of oil and gas prices and in order to evaluate the success of their 2001 drilling programs. The reductions at the Bartlesville facility were offset slightly by increases in acidizing and fracturing work at the Chanute, Kansas facility. Revenues at the Chanute facility increased by $0.3 million for the period ended December 31, 2002 compared to the period ended December 31, 2001 on approximately 90 more jobs.
 Consolidated also experienced approximately a 30% decrease in equipment and vehicle maintenance expense from $1.5 million in the period ended December 31, 2001 compared to $1.0 million for the period ended December 31, 2002. This decrease was the result of bringing new units into the fleet of service vehicles utilized by Consolidated and was partially offset by the increase in indirect expense of depreciation. For the year ended December 31, 2002 Consolidated also generated $2.1 million in revenue and $1.1 million in cost of goods sold related to inter-company sales to Infinity-Wyoming compared to inter-company sales and cost of goods sold for the comparable period ended December 31, 2001 of $0.5 million and $0.4 million. The sales to Infinity-Wyoming are eliminated in the accompanying consolidated statement of operations.

     Indirect expenses incurred during the year ended December 31, 2002 increased $0.7 million dollars to $4.1 million from $3.4 million during the comparable period in 2001. Depreciation expense for the year ended December 31, 2002 increased to $1.4 million from $1.0 million in the period ended December 31, 2001. The $0.4 million increase was the result of the acquisition of approximately $6.5 million in assets during 2001 and 2002 entering the depreciation pool as Consolidated expanded the capabilities of its fleet of oil field service vehicles and updated its facilities. Consolidated also experienced an increase in the cost of general liability and property insurance from $76,724 in the year ended December 31, 2001 to $317,899 in the year ended in December 31, 2002. The increase was the result of doubling the amount of general liability insurance carried on the operations in order to meet customer requirements and an increase in property insurance due to the additions to the oil field service fleet. Consolidated also saw an increase in health care expense from $152,819 in the 2001 period ended December 31, 2001 to $267,031 in the year ended December 31, 2002.

     Consolidated experienced a net loss, net of inter-company activity, of $0.4 million during the year ended December 31, 2002 compared to net income of $2.1 million for the period ended December 31, 2001. Net income for the oil field service business was affected by $2.9 million in reduced sales in the Powder River Basin, and increases in depreciation expense and insurance costs. Inter-company eliminations reduced net income by $1.0 million for the period ended December 31, 2002 compared to a reduction of net income of $0.1 million for year ended December 31, 2001.

Oil and Gas Production

     During the four months prior to the sale of the Manson and Owl Creek properties on May 1, 2002, Infinity-Kansas generated revenue from oil sales of $0.2 million and operating costs of $0.2 million compared to revenue from oil sales of $0.8 million and operating costs of $0.6 million for the year ended December 31, 2001. Infinity-Kansas also recognized depreciation and depletion expense of $30,584 for the year ended December 31, 2002 compared to $106,941 for the 2001 period.

     Infinity-Wyoming generated $2.2 million in revenue from the sale of oil and gas production while incurring lease operating expense and taxes of $1.6 million dollars. Infinity-Wyoming generated $1.1 million in revenue and incurred operating expenses of $0.6 million during the year ended December 31, 2001. Infinity-Wyoming expanded its production capacity to include production from sixteen wells in the Pipeline Field and five wells in the LaBarge field. During the year ended December 31, 2001, there were five wells producing. As a result of the increase in producing wells, Infinity-Wyoming also recognized increased depreciation and depletion expense of $165,416 on its producing properties during the period ended December 31, 2002 compared to $85,586 during the year ended December 31, 2001.

     During the year ended December 31, 2002 the oil and gas production subsidiaries incurred $0.6 million in other operating expenses compared to $0.4 million during period ended December 31, 2001. The increase in other operating expense is related to increased overhead and staffing of the Denver headquarters of Infinity-Wyoming, and the production field office in Rock Springs, Wyoming.

     The oil and gas production subsidiaries incurred a net loss of $0.2 million during the year ended December 31, 2002 compared to net income for the period ended December 31, 2001 of $0.1 million. The make up of the revenue stream changed drastically during 2002 with the sale of the Infinity-Kansas properties and the completion of additional wells in the Pipeline and LaBarge fields. The increase in revenue was offset by the higher cost of operating gas wells in Wyoming compared to shallow oil wells in Kansas and the increased cost of operating overhead in the Denver office of Infinity-Wyoming and increased staffing in the field office.

Corporate Activities

     Expenses incurred in corporate activities were $2.1 million for the year ended December 31, 2002 compared to $1.6 million for the period ended December 31, 2001. Corporate activities include the salaries of four administrative employees (including Infinity's President and Chief Financial Officer), travel expenses, professional fees relating to Exchange Act reports, and shareholder relations costs. During the year ended December 31, 2002 Infinity incurred $0.6 million in shareholder relations costs compared to $0.3 million in the twelve month period ended December 31, 2001. The $0.3 million increase in shareholder relations costs was related to the process to list Infinity on the national market and to an increase in costs associated with meetings and presentations to investors and with public relations efforts. Infinity also incurred $0.1 million in additional legal and accounting fees due to the increased services provided for SEC filings and report reviews. Corporate salaries increased by $0.1 million during the period ended December 31, 2002 due to increases in base salaries and additional staffing. Infinity also recognized an additional $0.2 million in interest expense due to the increase in notes outstanding and the reduction in the percentage of interest expense capitalized to the undeveloped properties. During the period ended December 31, 2001, Infinity impaired the carrying value of certain investments it had made by $0.6 million. Infinity recorded no such impairment in 2002.

     During the period ended December 31, 2001, Infinity recognized a gain of $6.7 million on the sale of 350,000 shares of Evergreen Resources common stock. The gain on the sale of the Evergreen Resources stock was partially offset by $2.1 million in interest expense on the loans that were secured by the securities. Costs of $1.0 million were also incurred for unwinding the financing agreements secured by the Evergreen Resources common stock, which were capitalized to the coal bed methane properties that Infinity-Wyoming is developing.

     Infinity, Inc and subsidiaries recognized a pre-tax net loss of $2.7 million compared to net income before taxes of $5.2 million for the unaudited period ended December 31, 2001. A deferred income tax benefit of $1.1 million was recognized for the period ended December 31, 2002 compared to a deferred income tax expense of $2.0 million recognized in the period ended December 31, 2001. The net loss after taxes for the calendar year ended December 31, 2002 was $1.6 million compared to net income of $3.2 million for the year ended December 31, 2001. Decreased sales in the Powder River Basin of Wyoming by Consolidated, increased depreciation on the equipment utilized in the oil field service business and increased costs associated with SEC filings, staffing and oil production operations all contributed to the reduction in net income after taxes in the year ended December 31, 2002 compared to the year ended December 31, 2001. Infinity also recognized a the gain on the sale of Evergreen stock in the 2001 period that it did not have in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, Infinity had a working capital deficit of $3.1 million compared to a working capital deficit of $2.9 million at December 31,
2001.   During the year ended December 31, 2002 cash provided by operating activities was $0.1 million compared to cash provided by operating activities of $1.4 million for the nine-month transition period ended December 31, 2001.

     Cash used in investing activities during the year ended December 31, 2002 was $16.2 million compared to $3.2 million used during the nine-month transition period ended December 31, 2001. Proceeds from the sale of investment securities and other assets generated $0.8 million and $0.2 million respectively during the year ended December 31, 2002 compared to $8.9 million and $0.1 million respectively in the nine month transition period ended December 31, 2001. Infinity and its subsidiaries had expenditures related to its oil and gas properties, property and equipment, and purchases of other assets of $14.4 million, $2.7 million, and $0.1 million, respectively, compared to expenditures of $7.8 million, $3.4 million, and $0.2 million, respectively during the nine month transition period ended December 31, 2001. This increase in capital expenditures reflects the continued commitment to upgrading the oil field service fleet and development of oil and gas properties.

     At December 31, 2001 Infinity had $6.5 million of 8% Subordinated Convertible Notes outstanding. During the year ended December 31, 2002 the holders of approximately $2.2 million of the notes which are due in June 2006 converted their notes to common stock. Subsequent to December 31, 2002 an additional $1.2 million of the notes have been converted, leaving approximately $3.1 million in notes outstanding at March 31, 2003.

     In January 2002, Consolidated established a new three year term loan collateralized by substantially all of its oil field service equipment, a revolving line of credit secured by the eligible receivables of Consolidated and a $1.0 million capital expenditures line of credit with Lasalle Bank, N.A.
 The notes bear interest at 1% over the prime rate with the notes due on December 31, 2004. Consolidated used $1.0 million and $0.8 million of the proceeds of these new notes to pay a term loan and revolving note, respectively, that were outstanding at December 31, 2001. Consolidated also utilized $1.1 million in proceeds from the term loan to pay off additional equipment loans and borrowed $0.8 million on a capital expenditures line of credit with LaSalle Bank to purchase additional equipment. At December 31, 2002 Consolidated owed $2.5 million on the notes to LaSalle Bank. Principal payments of $80,626 and $15,000 are made monthly on the term loan and capital expenditures loan respectively.

    Infinity, Inc. and its subsidiaries owe approximately $3.5 million for real estate and equipment loans secured by assets of Infinity and the subsidiaries. These notes mature in one to eighteen years and bear interest from 7.25% to 9.50% and have monthly payments of approximately $37,000. One of the notes requires an annual payment of approximately $75,000. Infinity-Wyoming also obtained loans of $0.6 million to purchase acreage in the Sand Wash Basin of Wyoming and Colorado from the sellers of the property. A portion of these notes was paid in January 2003 and the remaining $0.4 million is due in May 2003.

    In April 2002, Infinity borrowed $2.0 million with which to pay outstanding payables associated with the development of the coal bed methane properties. Infinity obtained the bridge financing from a stockholder on March 7, 2002 with the principal and interest at a rate of 8% due in 90 days.
 Infinity repaid the bridge loan on April 24, 2002 with proceeds from the sale of $12.5 million of 7% Subordinated Convertible Notes due in 2007. In conjunction with the issuance of the bridge loan, Infinity issued options to purchase 250,000 shares of Infinity, Inc. common stock at $7.34 per share for five years.

    In June 2002, Infinity issued $12.5 million in 7% Subordinated Convertible Notes which are due in April 2007, resulting in net proceeds, after commissions, of $11.7 million. The proceeds from the note offering were used to pay the $2.0 million bridge loan, current payables and for the development of Infinity-Wyoming's coal bed methane properties in the Greater Green River Basin of Wyoming. In conjunction with the issuance of the Subordinated

Convertible Notes, Infinity issued warrants to purchase 200,000 shares of Infinity, Inc. common stock at $9.058 per share for five years to the placement agent. A director of Infinity is an officer of the placement agent. Subsequent to December 31, 2002 $0.5 million of the notes have been converted to common stock, leaving approximately $12.0 million of the notes outstanding at March 31, 2003.

    In November 2002 Infinity borrowed an additional $3.0 million from a stockholder in order to pay current payables. The bridge loan is due January 5, 2004 and bears interest at the Comerica Bank Prime Rate plus 1%, currently 5.25%, with interest of $13,125 paid monthly. In conjunction with the issuance of the bridge loan, Infinity issued options to purchase 320,000 shares of Infinity, Inc. common stock at $8.75 per share for five years.

    Subsequent to December 31, 2002 Infinity borrowed an additional $0.8 million from stockholders of Infinity to pay outstanding payables related to the development of Infinity-Wyoming's properties. These loans bear interest at 5.25% with interest and principal due January 5, 2004. In conjunction with the issuance of the bridge loans, Infinity issued options to purchase 150,000 shares of Infinity, Inc. common stock at $8.75 per share for five years.

    Subsequent to December 31, 2002 Infinity also borrowed $0.3 million on a loan from a local bank. The loan is payable in ten monthly payments of $25,000 plus interest of 6.75%. The proceeds from the loan were used to pay outstanding payables associated with drilling of additional LaBarge wells in December 2002 and January 2003.

     Infinity received proceeds of approximately $1.9 million from the issuance of common stock during the year ended December 31, 2002. Approximately $1.0 million of the proceeds were from the exercise of Infinity's Class B Warrants that expired June 30, 2002. Infinity issued 163,264 shares of common stock upon the exercise of the Class B Warrants. The remaining proceeds were received from the exercise of options to purchase 425,000 shares of stock. Subsequent to December 31, 2002, Infinity issued 107,150 shares of common stock upon the exercise of options which resulted in proceeds of $0.7 million.

     The working capital deficit as of December 31, 2002 was $3.1 million. Infinity expects to spend approximately $3.6 million meeting its drilling and completion, pipeline installation, and environmental impact study obligations during 2003 and to incur approximately $1.1 million in interest on its convertible notes. The minimum drilling obligations previously discussed in "ITEM 2. DESCRIPTION OF PROPERTIES - OIL AND GAS INTEREST IN LEASEHOLD ACREAGE" are required to maintain Infinity-Wyoming's present leasehold position on farm-out agreements on the acreage at Pipeline and LaBarge in 2003. Infinity expects to incur approximately $1.3 million in corporate cash usage during 2003. In order to meet these financial requirements and the operating needs of Infinity and its subsidiaries during 2003, Infinity has borrowed an additional $1.0 million in bridge loan financing, and has received approximately $0.7 million from the exercise of options to purchase common stock during the first quarter of 2003. Management believes that cash flow generated from operating activities of the oil field services business and oil and gas production along with subsequent debt and equity financing should be sufficient to meet its current cash requirements.

     Consolidated expects to generate approximately $3.3 million in operating cash flow from the oil field service business during 2003. The increase in cash flow from this business segment is expected to be driven by an increase in business in the Powder River Basin of Wyoming as drilling activity increases there as a result of the completion of the Powder River environmental impact study and an increase in oil field service operations in Eastern Kansas and Northeastern Oklahoma as customers move forward with development activities on leases that will be expiring within the next two years. Infinity-Wyoming is also expected to generate approximately $4.6 million in operating cash flow from oil and gas production operations during 2003. Management anticipates an increase in production from the wells on the Pipeline project to increase to approximately 6,500 MCF per day due to additional compression capabilities and bringing additional wells on line during the year. In addition to the increase in production, Infinity-Wyoming has contracts in place to sell 3,500 MMBTU per day at $4.71 and 1,000 MMBTU per day at $3.00 per MMBTU through March 2004 and November, 2003, respectively. Production expenses are expected to stay fairly steady during the period.

                   Recap of Current Minimum Requirements
                          ($ in Millions)
            Current Deficit                       $3.1
            Property Development Requirements      3.6
            Interest on Notes                      1.1
            Corporate Cash Usage                   1.3
                                                 ------
            Total Current Requirements            $9.1

                        Sources of Cash

            Bridge loan financing                 $1.0
            Stock option exercises                 0.7
            Consolidated operations                3.3
            Infinity-Wyoming operations            4.6
                                                 ------
            Total Sources                         $9.6

     In addition to its operating needs, Consolidated anticipates it will incur capital expenditures of approximately $1.1 million in 2003 related to vehicle acquisitions and equipment fabrication of approximately $0.8 million and facilities maintenance of approximately $0.3 million. Management believes that credit available to Consolidated through local sources, vendors and through its current capital expenditures facility with LaSalle Bank will be sufficient to meet Consolidated's capital expenditure needs of $1.1 million in 2003.

     Infinity-Wyoming anticipates having capital expenditures, subject to permitting requirements, beyond the minimum drilling obligations discussed in "ITEM 2. DESCRIPTION OF PROPERTY - OIL AND GAS INTEREST IN LEASEHOLD ACREAGE" of approximately $15.7 million for 2003. Those additional anticipated expenditures are as follows: (1)Infinity-Wyoming plans to drill and complete ten additional production wells and two disposal wells and install the related facilities on the LaBarge acreage at a cost of approximately $8.1 million;
(2)drill and complete five production wells and one disposal well and the related facilities on the Antelope acreage at a cost of $3.5 million; (3)drill and complete five wells in addition to the wells required to meet leasehold obligations in the Pipeline field at a cost of $2.0 million; and (4)drill and complete a horizontal Niobrara well in the Sand Wash Basin at a cost of $1.8 million. Infinity-Wyoming also anticipates incurring additional costs of approximately $0.3 million for various land acquisitions to fill in acreage within existing properties. In order to fund Infinity-Wyoming's anticipated additional capital expenditures in 2003, Infinity-Wyoming will be required to pursue funding through conventional bank financing, the forward sale of its oil and gas production or through the public or private equity or debt market pursued by the parent. The amount of progress that Infinity-Wyoming will be able to make on the development of its properties will be dependent upon its ability to obtain the proper permits for the development and to fund the development. Obtaining permits and sufficient funding to meet these additional capital expenditures cannot be guaranteed.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

COMMODITY RISK

     Infinity's major market risk exposure is in the pricing applicable to its gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity's United States crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a monthly low of $1.04 per MCF to a monthly high of $3.33 per MCF during 2002. Oil price realizations ranged from a monthly low of $19.23 per barrel to a monthly high of $28.93 per barrel during 2002.

     Infinity-Wyoming periodically enters into hedging activities on a portion of its projected natural gas production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels in order to manage Infinity-Wyoming's cash flow by reducing the exposure to gas price fluctuations. See "ITEM 2. DESCRIPTION OF PROPERTY - DELIVERY COMMITMENTS" and Note 1 to the Consolidated Financial Statements. Realized gains or losses from Infinity-Wyoming's cash flow risk management activities are recognized in gas production revenues. In 2002, Infinity-Wyoming recognized a net reduction in revenue of $40,490 by hedging its gas production compared to if it had sold the gas on the spot market.

ITEM 7. FINANCIAL STATEMENTS.

     Please see pages F-1 through F-38.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEM 9, 10, 11, 12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) FOR THE EXCHANGE ACT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held June 5, 2003.


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

  10.3     Asset Purchase Agreement      Incorporated by reference to
           dated January 7, 1994,        Exhibit No. 2 to the Registrant's
           among Infinity, Inc. Con-     Current Report on Form 8-K dated
           solidated Industrial Ser-     January 21, 1994
           vices, Inc., Consolidated
           Oil Well Services, Inc.
           and Edsel E. Noland

  10.4     Assignment of Participation   Incorporated by reference to
           Agreement, Conveyance, and    Exhibit 10.8 to the Registrant's
           Bill of Sale between          Annual Report on Form 10-KSB
           Infinity Oil and Gas, Inc.    for the fiscal year ended
           and Infinity Oil and Gas of   March 31, 2000.
           Wyoming, Inc.

  10.5     Participation Agreement       Incorporated by reference to
           between Wold Oil Properties,  Exhibit 10.9 to the Registrant's
           Inc. and Infinity Oil and     Annual Report on Form 10-KSB
           Gas, Inc.                     for the fiscal year ended
                                         March 31, 2000.

  10.6     Assignment of Oil and Gas     Incorporated by reference to
           Leases, Operating Rights      Exhibit 10.10 to the Registrant's
           and Record Title, Conveyance  Annual Report on Form 10-KSB
           and Bill of Sale between      for the fiscal year ended
           Infinity Oil and Gas, Inc.    March 31, 2000.
           and Infinity Oil and Gas of
           Wyoming, Inc.

  10.7     Joint Operating Agreement,    Incorporated by reference to
           Manson Lease, between         Exhibit 10.11 to the Registrant's
           Verde Oil Company and         Annual Report on Form 10-KSB
           Infinity Oil and Gas of       for the fiscal year ended
           Kansas, Inc.                  March 31, 2000.

  10.8     2000 Stock Option Plan        Incorporated by reference to
                                         Exhibit 10.12 to the Registrant's
                                         Annual Report on Form 10-KSB
                                         for the fiscal year ended
                                         March 31, 2001.

  10.9     2001 Stock Option Plan        Incorporated by reference to
                                         Exhibit 10.13 to the Registrant's
                                         Annual Report on Form 10-KSB
                                         for the fiscal year ended
                                         March 31, 2001.

  10.10    Form of 8% Convertible        Incorporated by reference to
           Subordinated Notes            Exhibit 10.14 to the Registrant's
                                         Annual Report on Form 10-KSB
                                         for the fiscal year ended
                                         March 31, 2001.

  10.11    Purchase and Sale Agreement   Incorporated by reference to
           dated November 3, 2000        Exhibit 10.15 to the Registrant's
           between Antelope Energy       Annual Report on Form 10-KSB
           Company, LLC, Coyote          for the fiscal year ended
           Exploration Company and       March 31, 2001.
           Melange Associates, Inc.
           and Infinity Oil and Gas of
           Wyoming, Inc.

  10.12    Form of Trust Indenture for   Incorporated by reference to Exhibit
           8% Convertible Subordinated   4.1 to the Registrant's Registration
           Notes with the Wilmington     Statement on Form S-3 (File No.
           Trust Company                 333-69292)

  10.13    Form of Registration Rights   Incorporated by reference to Exhibit
           Agreement                     4.2 to the Registrant's Registration
                                         Statement on Form S-3 (File No.
                                         333-69292)

  10.14    Form of Placement Agent       Incorporated by reference to Exhibit
           Warrant                       4.3 to the Registrant's Registration
                                         Statement on Form S-3 (File No.
                                         333-69292)

  10.15    Loan and Security Agreement   Incorporated by reference to Exhibit
           between LaSalle Bank N.A.     10.19 to the Registrant's Annual
           and Consolidated Oil Well     Report on Form 10-KSB for the
           Services, Inc. and related    transition period ended
           guaranties                    December 31, 2001

  10.16    2002 Stock Option Plan        Incorporated by reference to Exhibit
                                         10.20 to the Registrant's Annual
                                         Report on Form 10-KSB for the
                                         Transition period ended
                                         December 31, 2001

  10.17    Trust Indenture               Incorporated by reference to Exhibit
           for 7% Convertible            4.1 to the Registrant's Registration
           Subordinated Notes with       Statement on Form S-3 (File No.
           Wilmington Trust Company      333-96671)

  10.18    Form of Placement Agent       Incorporated by reference to Exhibit
           Warrants                      4.3 to the Registrant's Registration
                                         Statement on Form S-3 (File No.
                                         333-96671)

  10.19    2003 Stock Option Plan        Filed herewith electronically

  10.20    Executive Severance           Filed herewith electronically
           Agreement with
           Stanton E. Ross

  21       Subsidiaries of the           Incorporated by reference to Exhibit
           Registrant                    21 to the Registrant's Annual
                                         Report on Form 10-KSB for the
                                         Transition period ended
                                         December 31, 2001

  23.1     Consent of Ehrhardt, Keefe,   Filed herewith electronically
           Steiner & Hottman, P.C.

  99.1     Certification of Chief        Filed herewith electronically
           Executive Officer Pursuant
           to 18 U.S.C. Section 1350

  99.2     Certification of Chief        Filed herewith electronically
           Financial Officer Pursuant
           to 18 U.S.C. Section 1350

     (b) REPORTS ON FORM 8-K.  None

ITEM 14. CONTROLS AND PROCEDURES

     The chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of Infinity's disclosure controls and procedures within 90 day of the filing date of this annual report. Based upon the results of this evaluation, Infinity believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in Infinity's controls subsequent to the evaluation date.

                           Table of Contents


                                                                      Page


Independent Auditors' Report                                           F-2

Financial Statements:

     Consolidated Balance Sheet- December 31, 2002                     F-3

     Consolidated Statements of Operations - For the
     Years Ended December 31, 2002 and 2001 (Unaudited)
      and the Nine Months Ended December 31, 2001                      F-4

     Consolidated Statements Changes in Stockholders'
     Equity - For the Year Ended December 31, 2002
     and the Nine Months Ended December 31, 2001                       F-5

     Consolidated Statements of Cash Flows - For the Year
     Ended December 31, 2002 and 2001 (Unaudited) and the
     Nine Months Ended December 31, 2001                               F-6

Notes to Consolidated Financial Statements                             F-8

                       INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Infinity, Inc. and Subsidiaries
Chanute, Kansas

We have audited the consolidated balance sheet of Infinity, Inc. and Subsidiaries as of December 31, 2002 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2002 and the nine months ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Infinity, Inc. and Subsidiaries, as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 and the nine months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





                                    /s/ Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC
April 2, 2003
Denver, Colorado

                        INFINITY INC. AND SUBSIDIARIES


                          Consolidated Balance Sheet
                              December 31, 2002

                                    Assets
Current assets
     Cash and cash equivalents                                          $   867,017
     Accounts receivable, less allowance for doubtful accounts of
       $25,000                                                            1,493,224
     Inventories                                                            340,217
     Prepaid expenses and other                                             278,510
                                                                        -----------
             Total current assets                                         2,978,968



Property and equipment, at cost, less accumulated depreciation
  and impairment                                                         10,315,068
Oil and gas properties, using full cost accounting net of
  accumulated depreciation, depletion, and amortization
     Subject to amortization                                             19,107,427
     Not subject to amortization                                         13,176,850
Intangible assets, at cost, less accumulated amortization                 5,299,881
Note receivable, less current portion                                     1,597,053
Other assets, net                                                           655,022
                                                                        -----------
Total assets                                                            $53,130,269
                                                                        ===========

                   Liabilities and Stockholders' Equity

Current liabilities
     Current portion of long-term debt                                  $ 2,227,195
     Accounts payable                                                     2,875,900
     Accrued expenses                                                       969,526
                                                                        -----------
             Total current liabilities                                    6,072,621

Long-term liabilities
     Long-term debt, less current portion                                 7,464,156
     8% subordinated convertible notes payable                            4,243,000
     7% subordinated convertible notes payable                           12,540,000
                                                                        -----------
             Total liabilities                                           30,319,777
                                                                        -----------
Commitments and contingencies

Stockholders' equity
     Common stock, par value $.0001, authorized 300,000,000
       shares, issued and outstanding 7,558,462 shares                          756
     Additional paid-in-capital                                          22,870,449
     Accumulated other comprehensive loss                                   (77,301)
     Retained earnings                                                       16,588
                                                                        -----------
             Total stockholders' equity                                  22,810,492
                                                                        -----------

Total liabilities and stockholders' equity                              $53,130,269
                                                                        ===========

               See notes to consolidated financial statements.

                   INFINITY INC. AND SUBSIDIARIES

                Consolidated Statements of Operations



                                                     For the Years Ended          For the Nine
                                                        December 31,              Months Ended
                                                  ---------------------------     December 31,
                                                      2002          2001              2001
                                                  -----------     -----------     ------------
                                                                  (Unaudited)

Revenues
     Oil and gas service operations               $ 8,570,631     $12,432,021     $ 9,853,624
     Oil and gas sales                              2,367,713       1,943,650       1,759,095
     Other                                             13,036           8,175           7,724
                                                  -----------     -----------     -----------
          Total revenues                           10,951,380      14,383,846      11,620,443
                                                  -----------     -----------     -----------
Cost of sales
     Oil and gas service operations                 4,620,663       6,725,462       5,154,495
     Oil and gas production expenses                1,582,816       1,177,325       1,074,460
     Oil and gas production taxes                     237,876          67,243          66,290
     Other                                             34,370          41,747          30,800
                                                  -----------     -----------     -----------
          Total cost of sales                       6,475,725       8,011,777       6,326,045
                                                  -----------     -----------     -----------
Gross profit                                        4,475,655       6,372,069       5,294,398

Operating expenses                                  4,647,062       3,530,029       2,789,026
Depreciation, depletion and amortization            2,017,266       1,391,753       1,063,643
                                                  -----------     -----------     -----------
                                                    6,664,328       4,921,782       3,852,669
                                                  -----------     -----------     -----------
Operating income (loss)                            (2,188,673)      1,450,287       1,441,729

Other income (expense)
     Interest income and other income                 123,794         135,609         104,288
     Interest expense                                (602,350)     (2,477,518)     (1,866,155)
     Impairment of other assets                             -        (600,050)       (600,050)
     Gain on sale of investments                            -       6,728,683       5,128,280
     Loss on sale of other assets                     (33,665)        (77,641)        (77,641)
                                                  -----------     -----------     -----------
          Total other income (expense)               (512,221)      3,709,083       2,688,722
                                                  -----------     -----------     -----------
Net income (loss) before income taxes              (2,700,894)      5,159,370       4,130,451

Income tax (expense) benefit                        1,144,028      (1,952,056)     (1,590,056)
                                                  -----------     -----------     -----------
Net income (loss)                                 $(1,556,866)    $ 3,207,314     $ 2,540,395
                                                  ===========     ===========     ===========
Basic earnings (loss) per share                   $     (.22)     $       .50     $       .39
                                                  ===========     ===========     ===========
Diluted earnings (loss) per share                 $     (.22)     $       .46     $       .37
                                                  ===========     ===========     ===========
Weighted average basic shares outstanding           7,202,844       6,479,248       6,501,104
                                                  ===========     ===========     ===========
Weighted average diluted shares outstanding         7,202,844       6,964,784       6,965,922
                                                  ===========     ===========     ===========


               See notes to consolidated financial statements.

                      INFINITY INC. AND SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity
                   For the Year Ended December 31, 2002
               and the Nine Months Ended December 31, 2001

                                                                                                    Accumulated
                                  Common Stock         Additional                    Total            Other
                               --------------------     paid-in      Retained     Comprehensive    Comprehensive  Stockholders'
                                 Issued      Amount     capital      Earnings         Loss            Loss          Equity
                                ---------    -----    -----------   -----------   -------------   -------------   ------------
Balance, March 31, 2001         6,449,874    $ 644    $11,416,720   $  (966,941)                   $ 3,145,975     13,596,398

Issuance of common stock
 for cash upon the exercise
 of options                        65,350        8        126,062             -                              -        126,070

Warrants issued in
 connection with 8%
 subordinated convertible
 notes                                  -        -        924,717             -                              -        924,717

Beneficial conversion feature           -        -      1,165,500             -                              -      1,165,500

Comprehensive loss:
   Net income                           -        -              -     2,540,395     $ 2,540,395              -      2,540,395
   Embedded derivative
    liability                           -        -              -             -               -     (1,793,426)    (1,793,426)
   Other comprehensive income;
    unrealized holding gains
    in securities during the
    period, net of income taxes
    of $123,587                         -        -              -             -         238,690        238,690        238,690
   Reclassification gains on
    sales of securities, net
    of taxes of $1,743,615              -        -              -             -      (3,384,665)    (3,384,665)    (3,384,665)
   Embedded derivative
    liability reclassified
    to earnings                         -        -              -             -               -      1,793,426      1,793,426
                                ---------    -----    -----------   -----------     -----------    -----------     ----------
Comprehensive loss                                                                  $  (605,580)
                                                                                    ===========

Balance, December 31, 2001      6,515,224      652     13,632,999     1,573,454                              -     15,207,105

Issuance of common stock
 for cash upon the exercise
 of options and warrants          588,264       58      1,947,147             -                              -      1,947,205

Conversion of 8% subordinated
 convertible notes and accrued
 interest into common stock       454,974       46      2,274,813             -                              -      2,274,859

Warrants issued in connection
 with $2,000,000 bridge loan            -        -      1,347,728             -                              -      1,347,728

Warrants issued in connection
 with 7% subordinated
 convertible notes                      -        -      1,386,044             -                              -      1,386,044

Warrants issued in connection
 with $3,000,000 bridge loan            -        -      2,281,718             -                              -      2,281,718

Comprehensive loss:
   Net loss                             -        -              -    (1,556,866)    $(1,556,866)             -     (1,556,866)
   Unrealized loss on commodity
    price swap, net of tax
    benefit of $60,712                  -        -              -             -         (96,981)       (96,981)       (96,981)
   Reclassifications, net of
    income tax expense of
    $12,320                             -        -              -             -          19,680         19,680         19,680
                                ---------    -----    -----------   -----------     -----------    -----------     ----------
   Comprehensive loss                                                               $(1,634,167)
                                                                                    ===========
Balance, December 31, 2002      7,558,462   $  756    $22,870,449   $    16,588                    $   (77,301)   $22,810,492
                                =========    =====    ===========   ===========                    ===========     ==========


                See notes to consolidated financial statements.

                      INFINITY INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows


                                                                    For the Years Ended       For the Nine
                                                                        December 31,          Months Ended
                                                                 -------------------------    December 31,
                                                                     2002           2001          2001
                                                                 -----------    ----------    ------------
                                                                                (Unaudited)
Revenues
Cash flows from operating activities
     Net income (loss)                                           $(1,556,866)   $ 3,207,314   $ 2,540,395
                                                                 -----------    -----------   -----------
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
         Depreciation, depletion, amortization and impairment      2,017,266      1,966,519     1,663,693
         Deferred income taxes                                    (1,144,028)     1,952,056     1,590,056
         Gain on sale of investments                                       -     (6,728,683)   (5,128,280)
         Gain on sale of other assets                                 33,665         77,641        77,641
         Change in assets and liabilities
               (Increase) decrease in accounts receivable            106,659       (770,612)     (111,393)
               (Increase) decrease in inventories                      9,999       (144,478)      (85,967)
               (Increase) decrease in prepaid expenses and other    (110,920)       157,327         4,541
               Increase in accounts payable                          284,657      1,977,075       712,671
               Increase in accrued expenses                          495,383        142,814        97,564
                                                                 -----------    -----------   -----------
                                                                   1,692,681     (1,370,341)   (1,179,474)
                                                                 -----------    -----------   -----------
                  Net cash provided by operating activities          135,815      1,836,973     1,360,921
                                                                 -----------    -----------   -----------

Cash flows from investing activities
     Purchase of property, equipment, and intangibles             (2,695,382)    (3,481,685)   (3,432,959)
     Proceeds from the sale of investments and marketable
      securities                                                     750,000     11,992,205     8,871,017
     Purchase of marketable securities                                     -       (750,000)     (750,000)
     Proceeds from sale of property and equipment, oil and
      gas properties and other assets                                235,000        390,774       143,808
     Investment in oil and gas properties                        (14,426,524)   (10,380,567)   (7,845,918)
     Payments on note receivable                                       7,844              -             -
     Increase in other assets                                        (88,547)      (109,290)     (217,459)
                                                                -----------    -----------   -----------
                  Net cash used in investing activities          (16,217,609)    (2,338,563)   (3,231,511)
                                                                 -----------    -----------   -----------
Cash flows from financing activities
     Proceeds from borrowings on long-term debt                   21,749,993      7,393,047     7,393,047
     Sale of common stock                                          1,947,205        169,120       126,070
     Principal payments on long-term debt                         (7,414,285)    (6,873,611)   (5,137,987)
                                                                 -----------    -----------   -----------
                  Net cash provided by financing activities       16,282,913        688,556     2,381,130
                                                                 -----------    -----------   -----------

Net increase in cash and cash equivalents                            201,119        186,556       510,540

Cash and cash equivalents, beginning of period                       665,898        478,932       155,358
                                                                 -----------    -----------   -----------

Cash and cash equivalents, end of period                         $   867,017    $   665,898   $   665,898
                                                                 ===========    ===========   ===========


(Continued on following page.)



                 See notes to consolidated financial statements.


                         INFINITY INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


(Continued from previous page.)

Supplemental cash flow disclosures:
                                                                    For the Years Ended       For the Nine
                                                                        December 31,          Months Ended
                                                                 -------------------------    December 31,
                                                                     2002           2001          2001
                                                                 -----------    ----------    ------------
                                                                                (Unaudited)

Cash paid for interest, net of amounts capitalized               $   383,449    $ 2,679,706   $ 2,171,029
                                                                 ===========    ===========   ===========
Non-cash transactions:
     Non-cash investment in oil and gas properties               $ 2,056,283    $ 1,845,648   $ 1,570,377
                                                                 ===========    ===========   ===========
     Property and equipment acquired through capital
      leases or seller financed debt                             $         -    $         -   $ 2,437,138
                                                                 ===========    ===========   ===========
     Oil and gas properties acquired through seller
      financed debt                                              $   607,236    $         -   $         -
                                                                 ===========    ===========   ===========
     Stock-based compensation for warrants issued
      with 8% and 7% subordinated convertible notes
      recorded as loan costs                                     $ 1,386,044    $   924,717   $   924,717
                                                                 ===========    ===========   ===========
     Stock-based compensation for options issued
      with bridge loans recorded as loan costs                   $ 3,629,446    $         -   $         -
                                                                 ===========    ===========   ===========
     Conversion of 8% subordinated convertible notes and
      accrued interest to common stock                           $ 2,274,859    $         -   $         -
                                                                 ===========    ===========   ===========

     Sale of oil and gas property for note receivable            $ 1,620,000    $         -   $         -
                                                                 ===========    ===========   ===========
     Change in accumulated other comprehensive income (loss),
      net of income taxes                                        $    77,301    $ 4,719,001   $ 3,145,975
                                                                 ===========    ===========   ===========






















               See notes to consolidated financial statements.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

The Company and its subsidiaries are engaged in providing oil and gas production enhancement services in Northeastern Oklahoma, Eastern Kansas, and the Powder River Basin of Wyoming and in oil and gas exploration, development and production activities in Southeast Kansas, South Central Wyoming, and Northwestern Colorado.

Effective with the period ended December 31, 2001, the Company elected to begin utilizing a December 31 year-end. Therefore, the period ended December 31, 2001 represents a nine-month period and the year ended December 31, 2002 represents a twelve-month period.

Basis of Presentation

The consolidated financial statements include the accounts of Infinity, Inc. and its wholly owned subsidiaries, Consolidated Oil Well Services, Inc., Infinity Oil and Gas of Wyoming, Inc., Infinity Oil and Gas of Kansas, Inc., CIS - Oklahoma, Inc., Infinity Research and Development, Inc., L.D.C. Food Systems, Inc., Consolidated Pipeline Company, Inc., CIS Oil and Gas, Inc., Infinity Nicaragua, Ltd. and Infinity Nicaragua Offshore, Ltd. Infinity Nicaragua, Ltd., and Infinity Nicaragua Offshore, Ltd. own a 98.2% interest in Rio Grande Resources, SA. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior Year Comparative Information

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results of operations and cash flows of the Company for the year ended December 31, 2001.

Reclassifications

Certain reclassifications have been made to the balances for the nine months ended December 31, 2001 to make them comparable to those presented for the year ended December 31, 2002, none of which change the previously reported net income.

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

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Hedging Activities

Effective April 1, 2001, the Company adopted the provisions of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the Company to record derivative instruments embedded in contracts at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings.

As a result, the Company recorded an embedded derivative liability for approximately $1,800,000 related to certain of the Company's debt obligations, which were tied to the market value of the Company's marketable securities. The adjustment was recorded as a reduction in accumulated other comprehensive income on April 1, 2001. The entire amount was transferred to earnings in April 2001, when the related debt instruments were satisfied (Note 7).

The Company periodically enters into commodity price swap derivatives to manage price risk with regard to a portion of its natural gas production. Commodity price swap derivative contracts are accounted for using cash flow hedge accounting. Under this method, realized gains and losses on qualifying hedges are recognized in gas revenues when the associated revenue stream occurs and the resulting cash flows are reported as cash flows from operations. To qualify as a hedge, these contracts must be designated as a cash flow hedge and changes in their value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price is reduced. If the contract is not a hedge, changes in the fair value are recorded in the Company's statement of operations currently. If a derivative financial instrument, such as the swap discussed above, is settled before the date of the anticipated transaction, the Company carries forward the accumulated change in value of the contract and includes it in the measurement of the related transaction.

During the year ended December 31, 2002, the Company had three commodity price swap agreements as follows:

                                            MMBTU Per   Amount Per
          Effective Dates                      Day         MMBTU
------------------------------------        ---------   ----------

April 1, 2002 - October 31, 2002              1,000     $    1.80
October 1, 2002 - September 30, 2003          1,000          2.97
November 1, 2002 - March 31, 2003             1,000          3.00

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Hedging Activities (continued)

The contracts called for the Company to receive or make payments based upon the differential between the hedge price and the market gas price, as defined in the contracts, for the notional quantity. During the year ended December 31, 2002, the Company realized approximately $32,000 in losses on the three commodity swaps which have been included in natural gas revenues in the accompanying consolidated statement of operations and in cash provided by operating activities in the accompanying consolidated statement of cash flows. At December 31, 2002, the Company has an approximately $125,000 derivative liability related to the financial hedges.

Revenue Recognition

The Company recognizes sales of oil when the product is delivered and recognizes enhancement service revenue when the services are performed. The Company uses the sales method for recording natural gas sales. This method allows for recognition of revenue, which may be more or less than the Company's share of pro-rata production from certain wells. During the year ended December 31, 2002 and the nine months ended December 31, 2001, the Company had minimal gas sales and therefore, there were no material natural gas imbalances.

Environmental Costs

The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the consolidated financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows. See Note 17 for supplemental oil and gas information (unaudited).

Inventories

Inventories, consisting primarily of cement mix, sand, fuel and chemicals, are stated at the lower of cost or market. Cost has been determined on the first-in, first-out method.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Property and Equipment

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

                  Assets                   Useful Lives
     ---------------------------------     ------------

     Buildings                               30 years
     Site improvements                       15 years
     Machinery, equipment and vehicles     5 - 10 years
     Office furniture and equipment        5 - 10 years

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all productive and non-productive costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related internal costs are capitalized. The Company capitalized $326,895 and $317,060 of internal costs during the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.

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

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, net of estimated future income taxes, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Oil and Gas Properties (continued)

Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves with oil and gas being converted to a common unit of measure based on their relative energy content. Unproved oil and gas properties, including any related capitalized interest expense, are not amortized, but are assessed for impairment either individually or on an aggregated basis.

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

Capitalized Interest

The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total interest costs incurred for the year ended December 31, 2002 and the nine months ended December 31, 2001 were $1,612,469 and $2,321,056 (including a $1,793,426 charge to interest expense upon payoff of certain debt), respectively. Interest costs capitalized were $1,010,119 and $454,901 for the year ended December 31, 2002 and nine months ended December 31, 2001, respectively.

Long-lived Assets

Long-lived assets to be held and used in the Company's business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amount of the long-lived assets exceeds the discounted expected future cash flows, the Company records an impairment. The Company recorded a $600,050 impairment during the last quarter of the nine months ended December 31, 2001 to write other assets down to estimated net realizable value. No impairment was recorded during the year ended December 31, 2002.

Transportation Costs

The Company accounts for transportation costs under Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," whereby amounts paid for transportation costs are classified as operating expense and not netted against natural gas revenues.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Intangible Assets

Effective January 1, 2002, the Company adopted Financial Accounting Standard No. 142 (SFAS No.142) "Goodwill and Other Intangible Assets". As a result, the Company no longer amortizes goodwill, but instead, reviews goodwill for impairment on at least an annual basis. The adoption of SFAS No. 142 had no effect on the Company's earnings at January 1, 2002. Amortization costs for the nine months ended December 31, 2001 was $8,438.

Other intangibles are recorded at cost and are amortized on the straight-line basis over the contractual or estimated useful life of the asset or the term of the loan, which range from 1 to 5 years.

Amortization of loan costs associated with debt obtained in connection with exploration and development projects that are not subject to current amortization, is capitalized to oil and gas properties. Amortization of loan costs is capitalized only for the period activities are in progress to bring these projects to their intended use. Total amortization costs incurred and capitalized for the year ended December 31, 2002 and the nine months ended December 31, 2001 were $2,023,373 and $147,239, respectively.

Per Share Information

Basic earnings (loss) per common share are computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed as net income
(loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash generally consists of cash on hand and demand deposits with financial institutions. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. Management monitors the soundness of the financial institutions and feels the Company's risk is negligible.

The Company considers all highly liquid investments with an original maturity of three months or less to be a cash equivalent.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

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

Stock Options

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for options granted to employees under the stock option plan. Had compensation costs for employee options under the Company's plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income
(loss) and earnings (loss) per share would have been as follows (Note 8):

                                                                      For the Year    For the Nine
                                                                         Ended        Months Ended
                                                                      December 31,    December 31,
                                                                          2002            2001
                                                                      ------------    ------------
Net income (loss) as reported                                         $ (1,556,866)   $ 2,540,395
Deduct:  Total sock-based employee compensation expense,
determined under fair value based method for all awards, net of tax     (2,448,341)      (684,265)
                                                                      ------------    -----------
Proforma net income (loss)                                            $ (4,005,207)   $ 1,856,130
                                                                      ============    ===========

Basic income (loss) per share as reported                             $       (.22)   $       .39
Diluted income (loss) per share as reported                           $       (.22)   $       .37
Basic income (loss) per share-proforma                                $       (.56)   $       .29
Diluted income (loss) per share - proforma                            $       (.56)   $       .27


For options granted during the year ended December 31, 2002 and the nine months ended December 31, 2001, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company's plan was based on a weighted average risk-free interest rate of 1.5% and 8.0%, expected option life of 5 years, expected volatility of approximately 117% and 83% and no expected dividends.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Comprehensive Income (Loss)

The Company has elected to report comprehensive income (loss) in the consolidated statement of stockholders' equity. Comprehensive income (loss) is composed of net income (loss) and all changes to stockholders' equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to temporary differences between the tax and financial basis of property and equipment and other assets, oil and gas properties, and net operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

The deferred tax assets and liabilities represent the future tax return consequences of those temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence that it is more likely than not to be realized in the form of a deferred tax valuations allowance.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are
initiated after December 31, 2002, with early application encouraged.   The
Company does not expect the adoption of this statement to have a material effect on the Company's consolidated financial statements.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies
(continued)

Recently Issued Accounting Pronouncements (continued)

In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002. The Company has adopted the disclosure requirements of SFAS 148 effective December 31 2002 in its consolidated financial statements. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy as described earlier.

Note 2 - Continued Operations and Realization of Assets

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During 2002, the Company had consolidated losses from operations of approximately $2,200,000, and a working capital deficit at December 31, 2002 of approximately $3,100,000.

The Company also has minimum drilling obligations during fiscal year 2003 of approximately $3,600,000 in order to maintain the Company's present leasehold positions. In addition, management estimates cash requirements of $1,100,000 for interest on notes and $1,300,000 for general corporate usage. Thus, in total, the Company has current minimum cash requirements in 2003 of approximately $9,100,000 including the working capital deficit at December 31, 2002.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 2 - Continued Operations and Realization of Assets (continued)

Management's plans are to fund the $9,100,000 of minimum cash requirements through its operations, through proceeds from the exercise of options and warrants and/or proceeds from bridge loan or equity financing. In order to fund any additional or other capital expenditures above the minimum requirements during 2003, the Company will be required to pursue additional funding through potential conventional bank financing, the forward sale of its oil and gas production, or through the public or private equity or debt market.

Management believes the cash flow generated from operating activities along with subsequent debt and equity financing should be sufficient to meet current cash requirements. However, the ability of the Company to achieve the required operating results and additional funding cannot be assured.

During the first quarter of 2003, the Company realized approximately $708,000 of proceeds from the exercise of 107,150 common stock options and $1,000,000 from bridge loans.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Property and Equipment

Property and equipment consists of the following at December 31, 2002:

     Buildings, site costs and improvements      $     2,207,245
     Machinery, equipment and vehicles                15,158,783
     Office furniture and equipment                      239,058
                                                 ---------------
          Total cost                                  17,605,086
          Less accumulated depreciation               (7,290,018)
                                                 ---------------
          Net property and equipment             $    10,315,068
                                                 ===============

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 4 - Intangibles

Intangibles consist of the following at December 31, 2002:

     Loan costs                                  $    7,679,249
     Non-compete                                        300,000
     Goodwill                                           225,000
     Other                                               55,871
                                                 --------------
                                                      8,260,120
     Less accumulated amortization                   (2,960,239)
                                                 --------------

     Net intangibles                             $    5,299,881
                                                 ==============

Note 5 - Investment in Securities

In April 2001, the Company sold 225,000 shares of Evergreen stock for proceeds of approximately $8,870,000 resulting in a gain of approximately $5,128,000.
A portion of the net proceeds was used to pay off long-term debt (Note 7).

At December 31, 2001, the Company had available for sale securities with a fair value of $750,000. Cost of the available for sale securities approximated fair value at December 31, 2001.

During 2002, the Company sold the available for sale securities. The Company realized no material gain or loss on the transaction.

Note 6 - Oil and Gas Properties

Oil and gas properties consist of the following at December 31, 2002:

                                                                Subject to     Not Subject to
                                                               Amortization     Amortization
                                                               ------------    --------------

     Acquisition costs                                          $   795,976     $  6,935,464
     Development costs                                            2,658,981                -
     Exploration costs                                           15,956,888        6,241,386
                                                                -----------     -------------

          Total cost                                             19,411,845     $ 13,176,850
                                                                                =============

     Less accumulated depreciation, amortization and depletion     (304,418)
                                                                -----------

                                                                $19,107,427
                                                                ===========

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




Note 6 - Oil and Gas Properties (continued)

From inception through December 31, 2002, the Company has capitalized the following financing costs related to properties not subject to amortization. As these properties are developed, the costs are transferred to properties subject to amortization:

Beneficial conversion feature related
 to the 8% subordinated convertible notes     $     1,165,500
Capitalized interest                                1,863,783
Capitalized amortization of loan costs              2,170,612
                                              ---------------

Total capitalized finance costs               $     5,199,895
                                              ===============

Properties Subject to Amortization

In July 2000 (original purchase) and subsequent periods (additional purchases), the Company acquired 100% working interests and 82.5% net revenue interests in leaseholds in the Greater Green River Basin of Wyoming ("Pipeline") for approximately $3,438,000. The Company has incurred approximately $15,132,000 in exploration and development costs through December 31, 2002 to develop the Pipeline acreage. Based on reserve analysis performed by an independent petroleum engineer, the acquisition costs associated with 3,040 acres of the 35,340 total acreage position and all development and exploration costs incurred to date, totaling approximately $12,484,000, on the 3,040 acres are subject to amortization.

In March 2000 (original purchase) and subsequent periods (additional purchases), the Company acquired a 100% working interest and 80.0% net revenue interests in leaseholds in the Greater Green River Basin of Wyoming ("LaBarge") for approximately $2,022,000. The original lessor on a portion of the acreage has a 30% participation election. If the original lessor chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated net revenue interest will remain with the Company until the well has generated earnings to recover the well costs plus 300% non-consent penalty. The Company has incurred approximately $9,193,000 in exploration and development costs through December 31, 2002 to develop the LaBarge acreage. Based on reserve analysis performed by an independent petroleum engineer, the acquisition costs associated with 1,603 acres of the 29,523 total acreage position and all development and exploration cash incurred to date, totaling approximately $6,066,000, on the 1,603 acres are subject to amortization.

The Company is required to perform certain Environmental Impact Study and Assessments on the LaBarge and Pipeline properties. Management believes that the results of these studies will not have a material impact on the continued development of these properties.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 6 - Oil and Gas Properties (continued)

In February 2000, the Company acquired a 100% working interest in a property in eastern Kansas, through a joint venture with an operator in which a former director of the Company is a partner and operations manager. The Company's total investment in the property was approximately $1,100,000. In addition, during 2000, the Company acquired an active oil lease in the Owl Creek Field in Woodson County, Kansas for $510,000. Effective May 1, 2002, the Company sold its interest in oil and gas properties in eastern Kansas for $180,000 cash and a $1,620,000 note receivable. The note bears interest at 7.7%, requires quarterly payments of $35,000, including interest and is due on August 1, 2005. The transaction resulted in a gain of approximately $244,000, after consideration of other costs, which is recorded as a reduction in capitalized oil and gas property costs under the full cost accounting method.

Properties Not Subject to Amortization

The Company has incurred approximately $2,943,000 and $1,833,000 of leasehold costs and approximately $2,635,000 and $3,127,000 of exploration and development costs on the Pipeline and LaBarge prospects, respectively, which are not subject to amortization, as the costs incurred on the related acreage have not yet resulted in proved reserves. A significant portion of the LaBarge exploration and development costs are anticipated to move to the subject to amortization in the first quarter of 2003 when 5 wells which started drilling in the fourth quarter 2002, begin production. In addition, the Company is required to complete six additional wells in order to meet its drilling obligations under the development phase of the lease and maintain its current leasehold position in the Pipeline project. In order to complete six additional wells, the Company will need to drill and complete three wells and complete three other wells already drilled on the acreage. In addition during 2003, the Company has to complete three wells on the LaBarge project that have already been drilled and incur costs to complete the pipeline. The cost to drill and complete these wells and pipeline is estimated to be approximately $2,700,000.

During 2002, the Company acquired a working interest in leaseholds in the Sand Wash Basin of Colorado and Wyoming for cash of approximately $755,000 and notes totaling approximately $607,000 (Note 7). The Company has incurred initial exploration and development costs of $312,000.

In November 2001, the Company acquired a 31.25% working interest in an oil and gas lease in Southwest, Kansas for approximately $122,000 and has incurred exploration and development costs of approximately $79,000. Included in the initial cost was approximately $66,000 related to dry hole costs, which are included in the full cost amortization calculation.

In November 2000, the Company acquired a 100% working interest in a coal bed methane property in Northwestern Colorado for 81,600 shares of the Company's common stock valued at approximately $226,000 and approximately $367,000 cash. The shares were valued at approximately $2.77 per share based on the market value of the common stock on the date of purchase. The Company has incurred approximately $149,000 of additional leasehold costs to acquire additional acreage and has capitalized exploration and development costs of approximately $88,000 as of December 31, 2002. The lease requires the Company to drill a total of 5 wells within the first 5 years of the lease. No wells have been drilled to date.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 6 - Oil and Gas Properties (continued)

Properties Not Subject to Amortization (continued)

These properties are not subject to amortization and are being, or will be developed, completed and put into production when gas is located in apparent reasonable quantities. The geological structures on the Wyoming and Colorado properties are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves. As drilling of a specific well is finished, a determination is made to complete the well and begin production or treat the well as unsuccessful. Costs of successful wells are added to the full cost amortization calculation when the property is proven. Costs of unsuccessful wells are added to the full cost amortization calculation when that determination is made.

The Company reviews unproved properties for impairment on at least an annual basis. Upon impairment, the Company adds the amount of the impairment to the full cost amortization calculation. No impairment has been recorded during the year ended December 31, 2002 and the nine months ended December 31, 2001. Any cost related to exploratory dry wells is included in the full cost amortization base when that determination is made. Any costs associated with geophysical and geological costs that are not associated with specific unproven properties are included in the full cost amortization base as incurred.

The per barrel amount of depreciation, depletion and amortization incurred during the year ended December 31, 2002 and nine months ended December 31, 2001 was $1.11 and $2.56, respectively.

Recovery of the above acquisition and development costs is dependent on a variety of factors including actual production results and market conditions.

Note 7 - Long-Term Debt


                                                                                December 31,
                                                                        ---------------------------
                                                                             2002           2001
                                                                        ------------   ------------
8% subordinated convertible notes payable, convertible into
 848,600 shares of Company common stock.  Due June 13, 2006.            $  4,243,000   $  6,475,000

7% subordinated convertible notes payable, convertible into
 1,453,913 shares of Company common stock.  Due April 22,
  2007.                                                                   12,540,000              -


Bridge loan with related party; interest at bank prime plus 1.0%
 (totaling 5.25% at December 31, 2002); due and payable on
 January 5, 2004; uncollateralized.                                        3,000,000              -




                                F-21




                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 7 - Long-Term Debt (continued)

                                                                                December 31,
                                                                        ---------------------------
                                                                           2002           2001
                                                                        ------------   ------------
Note payable to seller (for a 50% interest in an airplane), with interest at Wall Street prime due on a quarterly basis.  The
Company is required to make annual principal payments equal to
5% of the current outstanding principal until paid in full. The seller can call the note if the bank calls their note for the original purchase of the airplane.  The note is collateralized by the 50%
interest in the airplane (Note 16).                                        1,489,125      1,567,500

$2,000,000 revolving credit note, cross-collateralized by
substantially all the assets of the oil and gas service subsidiary's assets; with interest at prime plus 1.0% (totaling 5.25% at
December 31, 2002); due in December 2004.                                      6,506              -

$2,900,000 term loan with interest at prime plus 1.0% (totaling
5.25% at December 31, 2002), due in monthly installments of
$80,626 plus interest, through December 2004.  The note is cross-
collateralized by substantially all the assets of the oil and gas
service subsidiary.                                                        1,960,651              -

$1,000,000 term loan with interest at prime plus 1.0% (totaling
5.25% at December 31, 2002), due in monthly installments of
$15,626 plus interest, through December 2004.  The note is cross-
collateralized by substantially all the assets of the oil and gas
service subsidiary.                                                          570,000              -

Notes payable to sellers of oil and gas properties without interest, one note for $397,500 paid in full in January 2003 and other note
for $209,736 due in May 2003.                                                607,236              -

Various fixed rate notes collateralized by vehicles and equipment with interest rates ranging from 7.25% to 9.5%; payable in
monthly installments of principal and interest totaling $18,105,
with payments due between June 2002 and August 2007.                      1,228,519       1,217,486

Note payable to a bank with interest at Wall Street Prime plus
..25% (totaling 4.5% at December 31, 2002); payable in monthly installments of $6,394 including interest through November 2006;
collateralized by real property.                                            249,081         298,474

Note payable to a bank with interest at 9.25%, payable in monthly installments of $4,883 including interest through December 2011;
collateralized by real estate.                                              335,035         358,998











                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



Note 7 - Long-Term Debt (continued)


                                                                                December 31,
                                                                        ---------------------------
                                                                           2002           2001
                                                                        ------------   ------------

Capital leases, with monthly installments totaling $5,064,
including interest and expiring through November 2006.                       245,197        274,377

Notes payable to an unrelated individual and an unrelated third
party, with interest at 8%.  Paid in full in 2002.                                 -        404,878

Notes payable to seller.  Paid in full in 2002.                                    -        449,851

Term note.  Paid in full in January 2002.                                          -      1,023,061

$1,000,000 revolving credit note.  Paid in full in 2002.                           -        764,735

Various notes payable and capital leases.  Paid in full in 2002.                   -        929,047
                                                                        ------------   ------------
          Total long-term obligations                                     26,474,350     13,763,407
          Less current portion                                            (2,227,194)    (3,342,193)
                                                                        ------------   ------------
                                                                        $ 24,247,156   $ 10,421,214
                                                                        ============   ============

Maturities of long-term obligations are as follows:

                                            Long-Term           Capital
   Years Ending December 31,                   Debt             Leases             Total
   -------------------------             ---------------    -------------     ---------------
     2003                                $     2,182,579    $      60,768     $     2,243,347
     2004                                      4,821,163           60,768           4,881,931
     2005                                        447,298           60,768             508,066
     2006                                      4,774,807          110,000           4,884,807
     2007                                     12,664,056                -          12,664,056
     Thereafter                                1,339,250                -           1,339,250
     Less amount representing interest                 -          (47,107)            (47,107)
                                         ---------------    -------------     ---------------
     Total principal                          26,229,153          245,197          26,474,350
     Less current portion                     (2,182,579)         (44,615)         (2,227,194)
                                         ---------------    -------------     ---------------

                                         $    24,046,574    $     200,582     $    24,247,156
                                         ===============    =============     ===============

Included in equipment in the accompanying consolidated balance sheet as of December 31, 2001 are assets held under capital leases in the amount of approximately $297,000 net of accumulated amortization of approximately $41,000.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




Note 7 - Long-Term Debt (continued)

On November 25, 2002, the Company issued five-year options to purchase 320,000 shares of the Company's common stock at $8.75 per share when it obtained a $3,000,000 one year bridge loan from a related party with an annual interest rate at Wall Street prime plus 1.0% in order to pay outstanding payable associated with the development of its coal bed methane properties. The Company capitalized loan costs of $2,281,718 related to the fair value of the options as determined using the Black-Scholes pricing method assuming a five year life, weighted average risk-free interest rate of 1.5%, expected volatility of 125.20% and no expected dividend yield. In March of 2003, the note was extended to January of 2004.

Effective April 22, 2002, the Company sold 12,540,000 in 7% Subordinated Convertible Notes in a private placement in which C.E. Unterberg, Towbin acted as the placement agent. A director of the Company is also an officer with C.E. Unterberg, Towbin. In addition, to the extent a holder of the Company's 8% Subordinated Convertible Note converted any of their interest to stock, and purchased 7% Subordinated Convertible Notes, these parties would be related parties. Interest on the notes accrues at a rate of 7% per annum and is payable in arrears on each April 15 and October 15 commencing October 15, 2002. The Company can elect to pay the accrued interest in cash or in the form of additional notes. The additional notes are to be issued in increments of $1,000 with residual interest due in cash. The notes are convertible to one share of common stock at $8.625 per share and mature on April 22, 2007. The notes are subordinated to substantially all the Company's other existing or future notes payable, capital leases, debentures, bonds or other such securities. In addition, after April 22, 2004, the Company can redeem a portion of the notes as follows:

                              Percentage of
     Year                       Principal
     ----                     -------------

     2004                         104.2%
     2005                         102.8%
     2006 and thereafter          101.4%


If, at any time after April 22, 2003, the Company's stock price exceeds 300% of the conversion price for 20 consecutive days, the Company can redeem a portion of the notes for the principal balance and accrued interest outstanding. If there is a change in control of the Company, the Company must redeem the notes at the rates noted above if after April 22, 2004 or 101% of principal plus accrued interest if before April 22, 2004.

Subsequent to December 31, 2002, the holders of $500,000 of 7% subordinated convertible notes converted the debt into 57,971 shares of the Company's common stock.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




Note 7 - Long-Term Debt (continued)

The Company incurred costs of $865,505 associated with the placement, which has been capitalized as loan costs and is being amortized over the term of the notes. The Company also issued warrants to purchase 200,000 shares of common stock at $9.058. The Company capitalized additional loan costs of $1,386,044 related to the fair value of the warrants as determined using the Black-Scholes pricing method assuming a five year life, weighed average risk-free interest rate of 7%, expected volatility of 98.30% and no expected dividend yield. Proceeds from the offering were used in the development of the Company's coal bed methane properties.

As the conversion feature of the convertible notes was above the market value of the stock on the date of issue, the Company did not record a beneficial conversion feature.

On March 7, 2002, the Company issued five-year options to purchase 250,000 shares of common stock at $7.34 per share when it obtained a $2,000,000 bridge loan from a related party, with an annual interest rate of 8% in order to pay outstanding payables associated with the development of its coal bed methane properties. The Company capitalized loan costs of $1,347,728 related to the fair value of the options as determined using the Black-Scholes pricing method assuming a five year life, weighted average risk-free interest rate of 8%, expected volatility of 89.55% and no expected dividend yield. The loans were paid April 24, 2002 with proceeds from the sale of the 7% subordinated convertible notes.

In January 2002, the Company refinanced a portion of its long-term debt. The Company entered into a financing agreement whereby the Company executed the following:

     - A $2,000,000 revolving credit note cross-collateralized by substantially all the Company's assets except oil and gas properties; with interest at prime plus 1.0%. The note is due December 31, 2004.
     - An approximately $2,900,000 term note with interest at prime plus 1.0%, due in monthly installments of $80,626 plus interest, through December 2004. The note is cross-collateralized by substantially all the assets of the Company except oil and gas properties.
     - A $1,000,000 capital expenditure line with interest at prime plus 1.0%, due in monthly installments of $15,626 plus interest through December 31, 2004 when unpaid principal and interest are due. The note is cross-collateralized by substantially all the assets of the Company except oil and gas properties. The Company borrowed $720,000 under the note.

The notes require the Company to comply with certain financial and restricted covenants. The notes are also guaranteed by an officer of the Company up to $1,000,000.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 7 - Long-Term Debt (continued)

Effective June 13, 2001, the Company sold 6,475,000 in 8% Subordinated Convertible Notes in a private placement in which C.E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 8% per annum and is payable in arrears on each December 15 and June 15 commencing December 15, 2001. The notes are convertible to one share of common stock at $5 per share and mature on June 13, 2006. The notes are subordinated to substantially all the Company's other existing or future notes payable, capital leases, debentures, bonds or other such securities. In addition, after June 13, 2002, the Company can redeem a portion of the notes as follows:

                                   Percentage of
                  Year               Principal
                  ----             -------------

            2003                       104.8%
            2004                       103.2%
            2005 and thereafter        101.6%

If, at any time after June 13, 2003, the Company's stock price exceeds 300% of the conversion price for 20 consecutive days, the Company can redeem a portion of the notes for the principal balance and accrued interest outstanding. If there is a change in control of the Company, the Company must redeem the notes at the rates noted above if after June 13, 2003, or 101% of principal plus accrued interest if before June 13, 2003.

During 2002, the holders of $2,232,000 of 8% subordinated convertible notes converted the debt and accrued interest into 454,974 shares of the Company's common stock.

Subsequent to December 31, 2002, the holders of $1,240,000 of 8% subordinated convertible notes converted the debt into 248,000 shares of the Company's common stock.

The Company incurred costs of $470,278 associated with the placement, which has been capitalized as loan costs and is being amortized over the term of the notes. The Company also issued warrants to purchase 220,000 shares of common stock at $5.99. The Company capitalized additional loan costs of $924,717 related to the fair value of the warrants as determined using the Black-Scholes pricing method assuming a five year life, weighted average risk-free interest rate of 8%, expected volatility of 80.66% and no expected dividend yield. Proceeds from the offering were used in the development of the Company's coal bed methane properties.

As the conversion feature of the convertible notes was below the market value of the stock on the date of issue, the Company recorded a discount of $1,165,500 related to the intrinsic value of the beneficial conversion feature. The notes are immediately convertible and therefore, the discount was immediately amortized. The Company capitalized the amortization of the beneficial conversion feature into oil and gas properties not subject to amortization as the debt was issued in order to continue exploration and development of projects that were not currently subject to amortization, and was not used for general operating purposes.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




Note 7 - Long-Term Debt (continued)

During March and April 2000, the Company entered into financing agreements collateralized by 225,000 shares of the Evergreen stock held by the Company. The Company borrowed a total of approximately $4,000,000. In April 2001, the Company sold the shares of Evergreen stock used as collateral for the borrowing and paid off the related debt. Under the terms of the financing agreements, the amount due was directly related to the market price of the Evergreen stock at the date of sale. At the time the Company sold the stock, the resulting derivative liability was approximately $1.8 million dollars based on the market price of the Evergreen stock. The pay-off of the debt resulted in an approximately $1.8 million charge to interest expense. Costs associated with paying off the loans were capitalized into oil and gas properties not subject to amortization as the net proceeds were used for exploration and development projects that were not subject to current amortization.

Note 8 - Common Stock

Stock Split

In May 2002, the Company affected a 2:1 stock split effective May 13, 2002. All shares and per share amounts have been restated to give effect to the stock split.

Warrants

The Company, in conjunction with a public stock offering in September 1988, issued Class A, Class B and underwriter warrants to purchase 425,918 shares of common stock. The 223,496 Class A warrants have expired. During 2002, 163,264 shares of common stock were issued upon the exercise of Class B warrants for proceeds of $977,911. The remaining 39,158 Class B warrants expired in June 2002.

During 2001, in connection with the sale of $6,475,000 8% subordinated convertible notes, the Company granted 220,000 warrants to purchase the Company's common stock at $5.99 per share. The warrants expire in June 2006.

During 2002, in connection with the sale of $12,540,000, 7% subordinated convertible notes, the Company granted 200,000 warrants to purchase the Company's common stock at $9.058 per share. The warrants expire in April 2007.

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

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




Note 8 - Common Stock (continued)

Options (continued)

Options granted under the plans become exercisable immediately or as directed by the Board of Directors and generally expire five or ten years after the date of grant, unless the employee owns more than 10% of the total combined voting power of all classes of the Company's stock, in which case they must be exercised within five years of the date of grant. Pursuant to the plans, an aggregate of 1,991,666 shares of common stock are available for issuance upon the exercise of such options. The Company granted 345,000 and 330,000 to employees under the Plans during the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively.

In connection with obtaining $5,000,000 of bridge loans in March and November of 2002, the Company granted 570,000, 5-year options to purchase the Company's common stock at $7.34 (250,000 of the options) or $8.75 (320,000 of the options) per share (Note 7).

A summary of stock option and warrant activity is as follows:


                                                Option/Warrant   Weighted Average
                                  Number of         Price             Price
                                   Shares         Per Share         Per Share
                                  ---------     ---------------  ----------------
Outstanding, March 31, 2001       1,237,172     $ 1.50 - $ 6.00      $ 3.12

Granted                             550,000       5.00 -   5.99        5.39
Canceled or forfeited               (32,300)      1.75 -   3.81        2.22
Exercised                           (65,350)      1.50 -   3.81        1.93
                                  ---------     ---------------      ------

Outstanding, December 31, 2001    1,689,522       1.50 -   6.00        3.91

Granted                           1,115,000       7.00 -   9.06        8.47
Canceled or forfeited               (45,358)      3.81 -   6.00        3.94
Exercised                          (588,264)      1.50 -   6.00        3.31
                                  ---------     ---------------      ------

Outstanding, December 31, 2002    2,170,900     $ 1.50 -   9.06      $ 6.38
                                  =========     ===============      ======

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




Note 8 - Common Stock (continued)

Options (continued)

                          Number       Weighted
                        Outstanding     Average      Weighted      Number         Weighted
        Range of            at         Remaining     Average    Exercisable at    Average
        Exercise        December 31,   Contractual   Exercise    December 31,     Exercise
         Prices            2002          Life         Price         2002            Price
     -------------      ------------   -----------   --------   --------------    --------
     $ 1.50                 72,000       2 years     $  1.50        72,000        $   1.50
     $ 1.50 - 3.81         435,900       3 years     $  3.10       435,900        $   3.10
     $ 5.00 - 5.99         538,000       4 years     $  5.40       378,000        $   5.58
     $ 5.00 - 9.06       1,125,000       5 years     $  8.44       781,000        $   6.01
                         ---------                               ---------
                         2,170,900                               1,666,900
                         ---------                               ---------


Subsequent to December 31, 2002, 107,150 options were exercised for proceeds of approximately $708,000.


Note 9 - Income Taxes

The provision for income taxes consists of the following:

                                                     For the Year    For the Nine
                                                       Ended         Months Ended
                                                     December 31,    December 31,
                                                        2002            2001
                                                     ------------    ------------
Current income tax expense                           $         -     $         -
Deferred income tax expense (benefit)                 (1,226,874)      1,590,056
Change in deferred tax asset valuation allowance          82,846               -
                                                     ------------    -----------

Total income tax expense (benefit)                   $ (1,144,028)   $ 1,590,056
                                                     ============    ===========

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



Note 9 - Income Taxes (continued)

The effective income tax rate varies from the statutory federal income tax rate as follows:


                                 For the Year     For the Nine
                                    Year          Months Ended
                                 December 31,     December 31,
                                    2002             2001
                                 ------------     ------------

Federal income tax rate               (34)%               34%
State income tax rate                  (6)                 6
Other permanent differences             1                 (1)
Change in valuation allowance          (3)                 -
                                 ---------        ----------

Effective tax rate                    (42)%               39%
                                 =========        ==========

The significant temporary differences and carry forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances as of December 31, 2002 are as follows:

Deferred tax assets
     Accruals and impairment              $     252,000
     Net operating loss carryforward          4,601,000
     Permanent differences                      202,000
     Other                                       18,000
                                          -------------
     Gross deferred tax assets                5,073,000
                                          -------------

Deferred tax liabilities
     Intangible drilling costs                3,191,000
     Property and equipment                     682,000
                                          -------------
     Gross deferred tax liabilities           3,873,000
                                          -------------
     Net deferred tax asset                   1,200,000
          Less valuation allowance           (1,200,000)
                                          -------------

Deferred tax asset                        $           -
                                          =============

For income tax purposes, the Company has approximately $12,000,000 of net operating loss carry forwards expiring in various years through 2023.

During 2002, the Company realized certain tax benefits related to stock option plans in the amount of $232,000. Such benefits were recorded as a deferred tax asset as they increased the Company's net operating losses and an increase in additional paid in capital. The recognition of the valuation allowance offset the impact of this benefit.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 9 - Income Taxes (continued)

The Company has provided for a valuation allowance of $1,200,000 due to the uncertainty of realizing the tax benefits from its net operating loss carryforwards.

Note 10 - Commitments and Contingencies

In June 2001, the Company entered into a long-term gas gathering contract, which expires in December 2008. Under the contract, the Company will pay gas gathering fees per MCF delivered. The Company is obligated to pay a fee of $.40 per MCF on the first 3,350,000 MCF and $.25 per MCF thereafter. Additionally, the Company has an annual volume commitment for the first 3 years starting September 1, 2001. The Company's minimum volume for the first three years is (i) Year one 600,000 MCF, (ii) Year two 1,500,000 MCF, and
(iii) Year three 1,250,000 MCF. If the Company exceeds these minimums in a year, the excess reduces the following year's commitment. If the Company does not meet the minimum in a year, the shortfall is added to the following years and at the end of the three years, the Company has to pay additional costs for the shortfall. Through December 31, 2002, the Company had delivered approximately 757,000 MCF. Management does not believe there will be a contract shortfall and therefore, anticipates no additional costs under the contract.

The Company has certain drilling commitments as described further in Note 6.

During 2002, the Company entered into an executive severance agreement with its Chief Executive Officer ("CEO"). If there is a change of control or if the CEO is terminated without cause through December 31, 2003, then the CEO is entitled to compensation as follows:

     1.     Two times annual base salary.
     2.     An amount equal to the bonus received for the preceding year.
     3.     Accrued and unpaid salary and benefits.
     4.     Continue all insurance coverage for two years.
     5.     Other employee benefits.

The Company's oil and gas operations are subject to various Federal, state and local laws and regulations. The Company could incur significant expense to comply with new or existing laws and non-compliance could have a material adverse effect on the Company's operations.

Note 11 - Retirement Plan

The Company has a 401(k) plan covering substantially all of the employees of the oil and gas production enhancement service division. There were no Company contributions made to the plan during the year ended December 31, 2002 and the nine months ended December 31, 2001.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 12 - Industry Segments

The Company reports segment information in accordance with Financial Accounting Standards Board Statement No. 131. This Statement requires disclosure of information related to certain operating segments of the Company.

The Company's operations have been classified into two industry segments:
(i) Oil Field Services; and (ii) Oil and Gas Production. The Oil Field Services segment of the Company is directed at maintaining and enhancing production obtained from oil and gas wells and currently has operations in Kansas, Oklahoma, and Wyoming. The Oil and Gas Production segment of the Company has acquired interests in undeveloped leasehold in Wyoming, Colorado and Kansas of which a portion have been developed into producing properties.


                                     Oil Field      Oil & Gas        Corporate
                                     Services       Production       and Other      Consolidated
                                   ------------     -----------     -----------     ------------
Net sales
December 31, 2001 (nine months)    $  9,853,624     $ 1,759,095     $     7,724     $ 11,620,443
December 31, 2002                     8,570,631       2,367,713          13,036       10,951,380

Depreciation, amortization,
 depletion and impairment
December 31, 2001 (nine months)         842,694         136,649         684,350        1,663,693
December 31, 2002                     1,485,495         273,936         257,835        2,017,666

Operating income (loss)
December 31, 2001 (nine months)       2,163,119         143,118        (864,508)       1,441,729
December 31, 2002                        37,285        (299,079)     (1,926,879)      (2,188,673)

Identifiable assets, net
December 31, 2001 (nine months)      10,253,955       8,393,680       4,449,457       33,097,092
December 31, 2002                     9,967,770      35,566,847       7,595,652       53,130,269

Capital expenditures
December 31, 2001 (nine months)       2,524,719       7,982,573           7,710       10,515,002
December 31, 2002                     1,561,357      14,695,044         865,505       17,121,906


Note 13 - Significant Customers

During the nine months ended December 31, 2001, the Company had sales to two unrelated third parties of approximately $2,640,000, representing approximately 23% of net sales. During the year ended December 31, 2002, the Company had sales to one unrelated third party of approximately $1,569,000, representing approximately 14% of net sales. In addition, during 2002, the Company sold 89% of its oil and gas to three companies. Receivables outstanding from the December 31, 2002 and 2001 significant customer sales were approximately $586,000 and $107,000, respectively.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



Note 14 - Fair Value of Financial Instruments

The carrying value of the Company's cash balance, accounts receivable, accounts payable and accrued expenses represents the fair value of the accounts as of December 31, 2002. The fair value of the Company's long-term debt with financial institutions and equipment financing companies approximate the carrying value because (i) interest rates are variable or (ii) were executed at rates comparable to current rates for similar notes. The fair value of the Company's other long-term debt obligations cannot be determined due to the nature of the transactions, which created the debt, and comparable market value information is not readily determinable without incurring excessive costs.

Note 15 - Earnings Per Share

At December 31, 2002, all potential Company shares are anti-dilutive. At December 31, 2001, the following shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock:

                                                          Weighted
                                                          Average
                                           Income       Common Shares   Earnings
                                          Numerator      Denominator    Per Share
                                          ---------     -------------   ----------
Basic earnings per share (December 31,
2001)
     Income available to common
      stockholders                        $2,540,395      6,501,104     $     .39
                                                                        =========

      Plus: impact of assumed conversion
       of warrants and options                     -        455,816
      Impact of assumed conversion of
       8% subordinated convertible
       notes                                       - *        9,002
                                          ----------      ---------

Diluted earnings per share                $2,540,395      6,965,922    $     .37
                                          ==========      =========    =========

*  Interest on 8% subordinated convertible notes was capitalized.

As of December 31, 2002 and 2001, the impact of 4,473,413 and 344,090, respectively, of potential common shares were not included because their effect was anti-dilutive.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 16- Subsequent Events

In January 2003, the Company borrowed $750,000 from 4 related parties, with interest at 5.25% and principal and interest due January 5, 2004. In connection with these notes, the Company will grant 150,000 5-year options to purchase the Company's common stock at $8.75 per share.

In January 2003, the Company entered into a new $2,617,975 note payable for a 50% interest in a new airplane. The former airplane note was cancelled with the equity from that note applied against the new note. The new note requires quarterly interest payments at the floating rate in effect for the seller and an annual principal payment equal to 5% of the current outstanding principal balance. The new note is collateralized by the 50% interest in the new plane.

During 2003, the Company entered into a commodity price swap for 3,500 MMBTU per day from April 1, 2003 to March 31, 2004 at a hedge price of $4.71 per MMBTU.

In March 2003, the Company entered into a $250,000 note agreement with a bank. The note bears interest at 6.25% and is due in 10 monthly installments of $25,000 plus interest.


Note 17 - Supplemental Oil and Gas Information (Unaudited)

Proved Oil and Gas Reserves (Unaudited)

The following information was developed from reserve reports as of April 1, 2001 and January 1, 2003 which are based on estimates made by independent reserve engineers:


                                                Natural Gas       Crude Oil
                                                   (MCF)          (Barrels)
                                                ----------         --------

Proved reserves as of March 31, 2001             9,144,761          444,573

Revisions of previous estimates                    208,837         (277,120)
Production                                        (128,998)         (29,289)
                                                ----------         --------

Proved reserves as of December 31, 2001          9,224,600          138,164

Sales or other deletions                                 -         (128,788)
Revisions of previous estimates                 (2,042,255)          85,277
Extension, discoveries and other additions      89,284,734          141,169
Production                                        (676,879)         (53,122)
                                                ----------         --------

Proved reserves as of December 31, 2002         95,790,200          182,700
                                                ==========         ========

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




Note 17 - Supplemental Oil and Gas Information (Unaudited) (continued)

Proved Oil and Gas Reserves (Unaudited) (continued)

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

Proved Developed Oil and Gas Reserves

The following information sets forth the estimated quantities of proved developed oil and gas reserves of the Company as of the end of each year.


                                                 Crude Oil and
                                Natural Gas       Condensate
Proved Developed Reserves         (MCF)           (Barrels)
-------------------------       -----------      -------------

December 31, 2001                4,112,300          138,864
December 31, 2002               38,590,600          182,700


Costs Incurred in Oil and Gas Activities

Costs incurred in connection with the Company's oil and gas acquisition, exploration and development activities are shown below.


                                             For the Year     For the Nine
                                                Ended         Months Ended
                                             December 31,     December 31,
                                                2002             2001
                                             ------------     ------------

Property acquisition costs
     Proved                                  $     72,383     $    223,319
     Unproved                                   2,279,587        1,291,126
                                             ------------     ------------
          Total property acquisition costs      2,351,970        1,514,445

Development costs                                 786,095          721,760
Exploration costs                              11,955,351        6,957,735
                                             ------------     ------------

Total costs                                  $ 15,093,416     $  9,193,940
                                             ============     ============

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 17 - Supplemental Oil and Gas Information (Unaudited) (continued)

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated DD&A are as follows:

                                               For the Year     For the Nine
                                                  Ended         Months Ended
                                               December 31,     December 31,
                                                  2002             2001
                                               ------------     ------------

Proved oil and gas properties                  $ 13,176,850     $  5,009,661
Unproved oil and gas properties                  19,411,845       12,404,906
                                               ------------     ------------
          Total                                  32,588,645       17,414,567

Less accumulated depreciation, depletion,
 amortization and impairment                       (304,418)        (223,706)
                                               ------------     ------------

Net capitalized costs                          $ 32,284,277     $ 17,190,861
                                               ============     ============

From inception through December 31, 2002, the Company has capitalized the following financing costs related to properties not subject to amortization. As these properties are developed, the costs are transferred to properties subject to amortization:

Beneficial conversion feature related to
 the 8% subordinated convertible notes         $  1,165,500
Capitalized interest                              1,863,783
Capitalized amortization of loan costs            2,170,612
                                               ------------

Total capitalized finance costs                $  5,199,895
                                               ============

Oil and Gas Operations

Aggregate results of operations in connection with the Company's oil producing activities are shown below:
                                               For the Year     For the Nine
                                                  Ended         Months Ended
                                               December 31,     December 31,
                                                  2002             2001
                                               ------------     ------------

Revenues                                       $  2,367,713     $  1,692,805
Production costs                                 (1,820,692)      (1,074,460)
DD&A                                               (196,627)        (130,232)
                                               ------------     ------------
Results of operations from producing
 activities (excluding corporate
 overhead and interest costs)                  $    350,394     $    488,113
                                               ============     ============

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 17 - Supplemental Oil and Gas Information (Unaudited) (continued)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2002 and 2001 as required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 69. The Standard requires the use of a 10 percent discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves.

                                             For the Year     For the Nine
                                                Ended         Months Ended
                                             December 31,     December 31,
                                                2002             2001
                                             -------------    -------------

Future cash inflows                          $ 303,392,537    $  27,499,212
Future production costs                       (109,060,912)     (11,493,932)
Future development costs                       (16,424,600)        (500,000)
Future income tax expense                      (59,269,174)      (5,969,531)
                                             -------------    -------------
Future net cash flows                          118,637,851        9,535,749
10% annual discount for estimated timing
 on cash flows                                 (63,585,181)      (3,913,266)
                                             -------------    -------------
Standardized measure of discounted
 future cash flows                           $  55,052,670    $   5,622,483
                                             =============    =============

Future cash inflows for the year ended December 31, 2002 and the nine months ended December 31, 2001 are computed by applying a year end weighted average spot market gas price for the areas of production of $3.11 and $2.74 per MCF, respectively, and a year-end weighted average oil price of $31.20 and $16.71 per barrel, respectively. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at December 31, 2002 and 2001 assuming continuation of existing economic conditions.

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at the end of the period, based on period-end costs, and assuming continuation of existing economic conditions.

Future income tax expenses at December 31, 2002 and 2001 were computed by applying the appropriate period-end statutory tax rates to the future pretax net cash flows relating to the Company's proved oil and gas reserves, less the tax basis of the properties involved.

                        INFINITY INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note 17 - Supplemental Oil and Gas Information (Unaudited) (continued)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited) (continued)

The following reconciles the change in the standardized measure of discounted future net cash flow:

                                               For the Year     For the Nine
                                                  Ended         Months Ended
                                               December 31,     December 31,
                                                  2002             2001
                                               -------------    ------------

Beginning of period                            $   5,622,483    $ 13,009,222
Extensions, discoveries and other additions       77,054,495               -
Sales and transfers                                 (547,245)              -
Net change in sales and transfer prices,
  net of production costs                            371,265      (7,315,638)
Revision of previous quantity estimates           (1,590,027)       (753,656)
Development costs incurred during the period         786,095               -
Sales of oil and gas, net of production costs       (547,021)       (618,345)
Changes in future development costs                 (252,092)              -
Net change in income taxes                       (25,423,043)              -
Changes in production rates and other             (1,337,938)              -
Accretion of discount                                915,698       1,300,900
                                               -------------    ------------

End of period                                  $  55,052,670    $  5,622,483
                                               =============    ============

Future income tax expenses are computed by applying the appropriate period-end statutory tax rates to the future pretax net cash flow relating to the Company's proved oil and gas reserves, less the tax basis of the properties involved. Tax depreciation is calculated on the capitalization of approximately 30% of the development costs of the Pipeline leasehold and approximately 40% of the development costs of the LaBarge property as tangible investment and uses MACRS depreciation for a 7-year life. The future income tax expenses do not give effect to tax credits, allowances, or the impact of general and administrative costs of ongoing operations relating to the Company's proved oil and gas reserves.

                                  SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.



Dated:  April 14, 2003            By: /s/ Stanton E. Ross
                                      Stanton E. Ross, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

            SIGNATURE                  CAPACITY                DATE



/s/ Stanton E. Ross              President, Treasurer      April 14, 2003
Stanton E. Ross                  (Principal Accounting
                                 Officer) and Director


/s/ Jon D. Klugh                 Chief Financial           April 14, 2003
Jon D. Klugh                     Officer and Secretary



/s/ George R. Jones              Director                  April 14, 2003
George R. Jones



/s/ Leroy C. Richie              Director                  April 14, 2003
Leroy C. Richie



/s/ O. Lee Tawes                 Director                  April 14, 2003
O. Lee Tawes

                             CERTIFICATIONS

     I, Stanton E. Ross, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Infinity, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003


/s/ Stanton E. Ross
Stanton E. Ross
Chief Executive Officer
(Principal Executive Officer)

                                   30

     I, Jon D. Klugh, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Infinity, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 14, 2003



/s/ Jon D. Klugh
Jon D. Klugh
Chief Financial Officer
(Principal Financial Officer)