Form 10-Q
period 2003-03-31
INFINITY INC
filed 2003-05-15
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2003

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

                        [X]   Yes      [ ]  No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        [ ]   Yes      [X]  No

There were 8,008,766 shares of the Registrant's Common Stock outstanding as of May 14, 2003.








                                INFINITY, INC.

                                  FORM 10-Q

                                    INDEX

                                                                     Page
Part I      Financial Information                                   Number

Item 1.     Financial Information:

            Consolidated Balance Sheets ..........................     3

            Consolidated Statements of Operations (Unaudited) ....     4

            Consolidated Statements of Comprehensive Loss
            (Unaudited) ..........................................     5

            Consolidated Statements of Cash Flows (Unaudited) ....     6

            Notes to Consolidated Financial Statements
            (Unaudited) ..........................................     8

Item 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations .................    11

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk ..........................................    17

Item 4.     Controls and Procedures ..............................    17

Part II:    Other Information ....................................    17

Signatures  ......................................................    18

Certifications ...................................................    18

                      INFINITY, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                          March 31, 2003    Dec. 31, 2002
                                                          --------------    -------------
                                                           (Unaudited)
CURRENT ASSETS
  Cash                                                     $   264,624       $   867,017
  Accounts Receivable, less allowance for doubtful
   accounts of $25,000                                       1,700,113         1,493,224
  Inventories                                                  265,991           340,217
  Prepaid expenses and other                                   322,692           278,510
                                                           -----------       -----------
     Total current assets                                    2,553,420         2,978,968

Property and equipment, at cost, less accumulated
 depreciation and impairment                                10,987,490        10,315,068
Oil and gas properties, using full cost accounting net
 of accumulated depreciation, depletion and amortization
   Subject to amortization                                  21,902,807        19,107,427
   Not subject to amortization                              13,752,862        13,176,850
Intangible assets, at cost, less accumulated amortization    5,179,615         5,299,881
Note receivable, less current portion                        1,593,385         1,597,053
Other assets, net                                              800,374           655,022
                                                           -----------       -----------
Total assets                                               $56,769,953       $53,130,269
                                                           ===========       ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes Payable                                            $ 1,000,000       $      --
  Current portion of long-term debt                          5,227,255         2,227,195
  Accounts Payable                                           3,252,250         2,875,900
  Accrued Expenses                                           1,452,117           969,526
                                                           -----------       -----------
     Total Current Liabilities                              10,931,622         6,072,621

Long-term Liabilities
  7% subordinated convertible notes payable                 12,040,000        12,540,000
  8% subordinated convertible notes payable                  3,128,000         4,243,000
  Long-term debt, less current portion above                 4,997,960         7,464,156
  Asset retirement obligations                                 451,578              --
                                                           -----------       -----------
     Total Liabilities                                      31,549,160        30,319,777

Stockholders' Equity
  Common stock, par value $.0001, authorized 300,000,000
   shares, issued and outstanding 7,942,244 shares;
   7,558,462 shares                                                794               756
  Additional paid-in-capital                                25,931,274        22,870,449
  Accumulated other comprehensive loss                        (105,841)          (77,301)
  (Accumulated Deficit)/Retained Earnings                     (605,434)           16,588
                                                           -----------       -----------
     Total stockholders' equity                             25,220,793        22,810,492
                                                           -----------       -----------

Total Liabilities and stockholders' equity                 $56,769,953       $53,130,269
                                                           ===========       ===========

The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months Ended March 31,
                                                    2003            2002
                                                 ----------      ----------
Revenues
  Oil and Gas Service Operations                 $1,867,307      $1,459,853
  Oil and Gas Sales                               1,738,136         666,140
                                                 ----------      ----------
Total Revenue                                     3,605,443       2,125,993

Cost of sales
  Oil and Gas Service Operations                  1,204,947         904,335
  Oil and Gas Production Expenses and Taxes         950,323         413,815
                                                 ----------      ----------
     Total cost of sales                          2,155,270       1,318,150
                                                 ----------      ----------

Gross profit                                      1,450,173         807,843

Operating expenses                                1,102,233         953,345
Depreciation, depletion and amortization            721,650         358,318
                                                 ----------      ----------
     Operating loss                                (373,710)       (503,820)
                                                 ----------      ----------
Other income (expense)
  Interest Income & Other Income                     40,800           1,095
  Interest Expense & Finance                       (289,112)         (6,049)
  Gain on sales of assets and marketable
   securities                                          --             7,998
                                                 ----------      ----------
     Total other income (expense)                  (248,312)          3,044
                                                 ----------      ----------
Net loss before income taxes                       (622,022)       (500,776)

Income tax benefit                                     --           193,000
                                                 ----------      ----------
     Net loss                                    $ (622,022)     $ (307,776)
                                                 ----------      ----------
     Net loss per common share                   $    (0.08)     $    (0.05)
                                                 ----------      ----------
     Net loss per diluted common share           $    (0.08)     $    (0.05)
                                                 ----------      ----------

Weighted Average Basic Shares Outstanding         7,751,819       6,761,024
Weighted Average Diluted Shares Outstanding       7,751,819       6,761,024










See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                                Three Months Ended March 31,
                                                    2003            2002
                                                 ----------      ----------

Net Loss                                         $ (622,022)     $ (307,776)

Other Comprehensive loss:
  Unrealized loss on commodity
  price swap, net of tax benefit of
  $75,426 for the three months ended
  3/31/2003:                                       (120,484)           --

Reclassifications, net of tax expense of
  ($57,559) for the three months ended
   3/31/2003:                                        91,944            --
                                                 ----------      ----------
Total Other Comprehensive Loss                      (28,540)           --
                                                 ----------      ----------
Comprehensive Loss                               $ (650,562)     $ (307,776)
                                                 ==========      ==========



































See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Three Months Ended March 31,
                                                    2003            2002
                                                 ----------      ----------

Cash flows from operating activities
  Net loss                                      $  (622,022)     $ (307,776)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
    Depreciation, depletion and amortization        721,650         358,317
    Deferred income taxes                              --          (193,000)
    Gain on sale of assets                             --             7,998
    (Increase) decrease in operating assets
      Accounts receivable                          (206,889)       (495,316)
      Inventories                                    74,226          (6,415)
      Prepaid expenses                              (26,315)        (90,362)
    Increase (decrease) in operating liabilities
      Accounts payable                              376,350       1,867,019
      Accrued expenses                              467,656          23,892
                                                 ----------      ----------
Net cash provided by operating activities           784,656       1,164,357
                                                 ----------      ----------
Cash flows from investing activities
  Proceeds from sale of marketable securities          --           750,000
  Investment in oil and gas properties           (2,360,565)     (4,473,412)
  Investment in other assets and intangibles       (145,352)       (161,223)
  Purchase of property and equipment               (115,080)       (519,699)
  Payments on note receivable                         3,668            --
                                                 ----------      ----------
Net cash used in investing activities            (2,617,329)     (4,404,334)
                                                 ----------      ----------
Cash flows from financing activities
  Proceeds from notes payable                     1,000,000       2,000,000
  Proceeds from borrowings on long-term debt        176,787       3,625,309
  Proceeds from issuance of common stock            664,391         533,308
  Repayment of long-term debt                      (610,898)     (3,208,255)
                                                 ----------      ----------
     Net cash provided by financing activities    1,230,280       2,950,362
                                                 ----------      ----------
Net decrease in cash                               (602,393)       (289,615)

Cash, beginning of period                           867,017         665,898
                                                 ----------      ----------
Cash, end of period                              $  264,624      $  376,283
                                                 ==========      ==========











See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Three Months Ended March 31,
                                                    2003            2002
                                                 ----------      ----------

Supplemental cash flow disclosures:

Cash paid for interest, net of
  Amounts capitalized                                 4,853           6,049

Non-cash transactions:
  Non-cash investment in oil and gas properties     684,466         435,340

  Change in Accumulated other Comprehensive
   Income, net of Income Taxes                       28,540            --

  Property and equipment acquired through
   seller financed debt, net                        967,975            --

  Stock-based compensation for options
   issued with bridge loans recorded as
   loan costs                                       750,000       1,347,728

  Conversion of Subordinated Debt and accrued
   interest to common stock                       1,646,472         941,861

  Non-cash investment in retirement obligation
   on long-lived assets                             447,357            --




























See Notes to Consolidated Financial Statements

                         INFINITY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

     Summary of issuer's significant accounting policies are incorporated by reference to the annual report on Form 10-KSB at December 31, 2002 of Infinity, Inc. ("Infinity").

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

(2)  Going Concern

     Infinity's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2003, Infinity had consolidated losses from operations of approximately $0.6 million, and a working capital deficit at March 31, 2003 of approximately $8.4 million.

     Infinity also has minimum drilling obligations during the remainder of 2003 of approximately $2.8 million in order to maintain its interest in its present leasehold positions. In addition, management estimates cash requirements of $0.7 million for interest on notes and $1.0 million for general corporate usage. Thus, in total, Infinity has current minimum cash requirements in the remainder of 2003 of approximately $12.9 million including the working capital deficit at March 31, 2003.

     Management believes it will be able to fund approximately $8.3 million of its current minimum cash requirements through its operations and through the exercise of stock options. In order to fund the additional minimum requirements and any other capital expenditures, Infinity will be required to pursue additional funding through potential conventional bank financing, the forward sale of its oil and gas production, or through the public or private equity or debt markets. The ability of the Company to achieve the required operating results and additional funding cannot be assured. Subsequent to March 31, 2003, Infinity realized proceeds of $0.1 million from the exercise of stock options and $1.0 million from bridge loans.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Infinity be unable to continue as a going concern.

(3)  Asset Retirement Obligations

     Effective January 1, 2003, Infinity adopted the provisions of Financial Accounting Standard No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations". SFAS 143 requires Infinity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, Infinity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted each period toward its future value, and the capitalized cost is depreciated over the useful life of the related asset.

Upon settlement of the liability, Infinity will report a gain or loss upon settlement to the extent the actual costs differ from the recorded liability. Upon adoption of SFAS 143, Infinity recorded a discounted liability of $.5 million for future retirement obligations and increased net oil and gas properties by $.5 million. The adoption of SFAS 143 had no material effect on earnings. The majority of the asset retirement obligation to be recognized relates to the projected costs to plug and abandon oil and gas wells. Liabilities are also recorded for compressor and field facilities.

(4)  Oil and Gas Properties

     From inception through March 31, 2003, Infinity has capitalized the following financing costs related to properties not subject to amortization. As these projects are developed, the costs are transferred to properties subject to amortization:

     Beneficial conversion feature related to the 8%
       subordinated convertible notes                     $1,165,500
     Capitalized Interest                                 $2,060,930
     Capitalized amortization of loan costs               $2,855,076
                                                          ----------
                                                          $6,081,506
                                                          ==========

(5)  Long Term Debt

     Effective June 13, 2001 Infinity, Inc. sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 8% per annum and is payable in arrears on each December 15 and June 15 commencing December 15, 2001. The notes are convertible to one share of common stock at $5.00 per share and mature on June 13, 2006. During the three months ended March 31, 2003, $1,115,000 of the notes were converted into 223,000 shares of common stock leaving an outstanding balance on the notes of $3,120,000 at March 31, 2003.

     Effective April 17, 2002 Infinity, Inc. sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 7% per annum and is payable in arrears on each April 15 and October 15 commencing October 15, 2002. The notes are convertible to one share of common stock at $8.625 per share and mature on April 15, 2007.
During the three months ended March 31, 2003, $500,000 of the notes were converted into 57,971 shares of common stock leaving an outstanding balance on the notes of $12,040,000 at March 31, 2003.

     On January 23, 2003 Infinity, Inc. issued five-year options to purchase 150,000 shares of Infinity, Inc. common stock at $8.75 per share when it obtained $750,000 in bridge loans from stockholders with an annual interest rate of 5.25% in order to pay outstanding payables associated with the development of its coal bed methane properties. Infinity, Inc. capitalized loan costs of $750,000 related to the fair value of the options. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk-free interest rate of 5.25%, expected volatility of 126.11% and no expected dividend yield to calculate the fair value of the options at the date of grant. Since the fair value exceeded the amount of the notes Infinity valued the loan costs at $750,000, or an amount equal to the related debt.
The loans are due January 5, 2004.

     Subsequent to March 31, 2003, Infinity, Inc. issued five-year options to purchase 51,000 shares of Infinity, Inc. common stock at $8.75 per share when it obtained $300,000 in 30 day bridge loans from stockholders with an annual interest rate of 2% per month (if the loans aren't repaid within the 30 day term) in order to pay interest due on its outstanding 7% subordinated convertible notes. The loans were repaid without interest on April 18, 2003.

     Subsequent to March 31, 2003, Infinity, Inc. issued five-year options to
C. E. Unterberg, Towbin to purchase 52,500 shares of Infinity, Inc. common stock at $8.75 per share when it issued $1,000,000 in 12% unsecured notes due April 16, 2004. In conjunction with the notes the note holders also received warrants to purchase 160,000 shares of Infinity, Inc. common stock at $8.75 per share. The proceeds from the notes were used to pay off the 30 day bridge loans and to pay outstanding payables of Infinity.

(6)  Earnings per Share

     Basic earnings per share were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflect the potential dilutions that could occur if convertible notes, stock options and warrants were converted into common stock under the treasury stock method. At March 31, 2003 and 2002 all potential common shares are anti-dilutive.

(7)  Equity - Stock Options

     During the three months ended March 31, 2003, options to purchase 97,650 shares of common stock were exercised resulting in proceeds to Infinity, Inc. of $664,391. Options to purchase 14,000 shares were forfeited under a termination clause in the Option Plans.

     On June 6, 2002 the Infinity, Inc. board of directors approved the grant of incentive and non-qualified options to purchase 344,000 shares of common stock at $8.70 per share under the 2003 Stock Option Plan. The options granted under the 2003 Stock Option Plan will be issued upon approval of the plan at the Annual Meeting of Shareholders on June 5, 2003.

(8)  Reclassifications

     Certain reclassifications have been made to the balances for the three months ended March 31, 2002 to make them comparable to those presented for the three months ended March 31, 2003, none of which change the previously reported net loss.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), and information relating to Infinity that is based on beliefs of management of Infinity, as well as assumptions made by and information currently available to management of Infinity. When used in this Report, the words "estimate", "project", "believe", "anticipate", "intend", "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Infinity with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Infinity does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                             RESULTS OF OPERATIONS

     Infinity incurred a net loss after taxes of $(0.6) million, or $(0.08) per fully diluted share, in the quarter ended March 31, 2003 compared to a net loss after taxes of $($0.3) million, or $(0.05) per fully diluted share in the quarter ended March 31, 2002.

     Infinity experienced a $0.7 million increase in gross profit to $1.5 million in the quarter ended March 31, 2003 from $0.8 million for the quarter ended March 31, 2002. The increase in gross profit during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 was the result of a $1.0 million, or 143%, increase in oil and gas sales revenue to $1.7 million from $0.7 million and a $0.4 million, or 27%, increase in oil field service revenue from $1.5 million to $1.9 million. The increase in revenue was partially offset by a $0.3 million, or 33%, increase in oil field service cost of services provided (See OIL FIELD SERVICES discussion below) and a $0.6 million, or 150% increase, in oil and gas production expenses and taxes (See OIL AND GAS PRODUCTION discussion below).

     Operating expenses for the quarter ended March 31, 2003, increased $0.1 million from $1.0 million in 2002 to $1.1 million in 2003. Infinity and its subsidiaries incurred approximately a $0.1 million in internal costs associated locating potential merger and acquisition candidates and/or financing agreements for continued development of the properties. External costs such as legal, reproduction, and engineering consultant costs have been capitalized until the final outcome of the process has been completed.

     For the period ended March 31, 2003, Infinity recognized $0.7 million in depreciation, depletion and amortization expense compared to $0.4 million in the period ended March 31, 2002. The $0.3 million, or 75% increase was the result of a $0.2 million increase in depreciation associated with oil field service equipment and a $0.2 million increase in amortization of loan costs. During the period ended March 31, 2003, Infinity capitalized $0.7 million of loan cost amortization and $0.2 million of interest expense to oil and gas properties not subject to amortization.

     Infinity recognized a deferred income tax benefit of $0.2 million in the quarter ended March 31, 2002. The net operating losses generated in the first quarter of 2003 increased Infinity's net deferred tax asset. Due to uncertainty as to the ultimate utilization of the net operating losses, the net deferred tax asset has been fully impaired. Therefore, Infinity has reflected no net tax expense or benefit for the quarter ended March 31, 2003.

     OIL FIELD SERVICES: Consolidated Oil Well Services, Inc. ("Consolidated") recorded sales of $1.9 million and cost of sales of $1.2 million for the quarter ended March 31, 2003 compared to sales of $1.5 million and cost of sales of $0.9 million for the comparable period ended March 31, 2002. Sales of cementing and fracturing services from Consolidated's Bartlesville, Oklahoma camp increased by approximately $0.4 million in the period ended March 31, 2003 compared to the period ended March 31, 2002 due to better weather conditions and increased capacity due to new fracturing and cementing equipment being deployed to that location. Consolidated experienced a $0.1 million increase in sales from its Ottawa, Kansas camp due to increased activity on coal bed methane pilot projects and a $0.1 million decrease in sales from its Chanute, Kansas facility due to a decrease in activity by a major customer served from that facility during the period ended March 31, 2003 compared to the 2002 period. Consolidated also saw a slight increase in sales from the Gillette Wyoming facility with the completion of the Powder River Environmental Impact Study and the issuance of drilling permits to customers. Consolidated believes that sales from the Gillette facility will increase significantly in the second quarter of the current year due to the increased drilling activity in the Powder River Basin with the completion of the environmental impact study and the issuance of new drilling permits by regulatory agencies.

     OIL AND GAS PRODUCTION: During the quarter ended March 31, 2003 Infinity-Wyoming recorded approximately $0.6 million in revenue on the sale of 20,020 barrels of oil compared to approximately $0.3 million in revenue on the sale of 12,635 barrels of oil in the three month period ended March 31, 2002. Infinity-Wyoming also recorded approximately $1.2 million in revenue on the sale of 366,970 MCF of gas compared to $0.2 million in revenue on the sale of 141,295 MCF of natural gas during the period ended March 31, 2002. The increase in number of producing wells from five in the first quarter of 2002 to twenty-three in the first quarter of 2003 resulted in an 125% increase in oil and gas production on an MCF equivalent basis. The prices that Infinity-Wyoming received for its products also increased by approximately 53% from $2.34 per MCFE in the period ended March 31, 2002 to $3.57 per MCFE for the period ended March 31, 2003. The increase in production and the number of wells operated resulted in Infinity-Wyoming incurring $1.0 million in lease operating expenses, production taxes, and transportation fees to produce the oil and gas during the period ended March 31, 2002 compared to $0.3 million in the period ended March 31, 2002.

     Infinity Oil and Gas of Kansas, Inc. (Infinity-Kansas) recorded net revenue of $0.2 million from the sale of 8,370 barrels of oil from its Kansas properties and operating expenses of $0.1 million in the three months ended March 31, 2002. Infinity-Kansas sold these properties in May, 2002 and did not record any revenue or expenses in the current period.

     OPERATING EXPENSES: During the period ended March 31, 2003 Infinity recognized approximately $1.8 million in corporate operating expenses compared to approximately $1.3 million in the period ended March 31, 2002. The $0.5 million increase in corporate expenses was mainly due to $0.1 million expense associated with the internal cost related to potential merger and acquisition and/or financing activities, a $0.2 million increase in depreciation of property and equipment, and a $0.2 million increase in amortization of the capitalized financing costs associated with the subordinated note offerings, bridge loan financing and bank debt.

     OTHER INCOME AND EXPENSES: During the period ended March 31, 2003 other income and expenses increased to approximately $0.2 million due to approximately $0.2 million in interest expense associated with the increase in outstanding debt. Due to largely undeveloped leases in prior years compared to the current year, Infinity capitalized a more substantial portion of its interest expense to the properties in 2002. However, as properties are developed, more of the interest is expensed.

     During the period ended March 31, 2002 Infinity recognized $0.2 million in income tax benefit. The net operating losses generated in the first quarter of 2003 increased Infinity's net deferred tax asset. Due to uncertainty as to the ultimate utilization of the net operating losses, the net deferred tax asset has been fully impaired. Therefore, Infinity has reflected no net tax expense or benefit for the quarter ended March 31, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, the Company had a working capital deficit of $8.4 million compared to a working capital deficit of $3.1 million at December 31,
2002.    The increase in the working capital deficit was the result of the reclassification of $3.0 million of long term debt to current debt, the borrowing of an additional $1.2 million in current debt, and increases in trade payables and accrued expenses of $0.8 million. A significant portion of the increase in accrued expenses is due to interest accrued on the 7% and 8% convertible notes not due until April 15 and June 15, respectively.

     During the quarter ended March 31, 2003 cash provided by operations was $0.8 million compared to cash provided by operating activities during the quarter ended March 31, 2002 of $1.2 million. During the period ended March 31, 2003 Infinity used $2.6 million in investing activities by investing $2.4 million in oil and gas properties, $0.1 million in other assets and $0.1 million in property and equipment. This compares to Infinity investing $4.5 million in oil and gas properties, and $0.5 million in property and equipment during the period ended March 31, 2002. Infinity also invested $0.2 million in other assets and received proceeds of $.8 million from the sale of marketable securities resulting in Infinity using a total of $4.4 million in investing activities during the period ended March 31, 2002.

     During the period ended March 31, 2003 Infinity borrowed $1.0 million with which to pay costs incurred in the development of its oil and gas properties. This compares to borrowing $2.0 million with which to pay outstanding payables associated with the development of the coal bed methane properties during the period ended March 31, 2002. During January, 2003 Infinity borrowed $0.75 million from stockholders with principal and interest of 5.25 % due January 4, 2004. Infinity-Wyoming also borrowed $0.25 million from a local bank in order to pay outstanding balances related to the development of its coal bed methane properties. This loan is payable in ten payments of $25,000, two of which have already been made, plus interest of 6.75%. As of March 31, 2003 Consolidated had borrowings of $0.2 million on a revolving credit line, $1.7 million on a term loan and $0.5 million on a capital expenditures line. Consolidated will make monthly payments of $80,626 plus interest and $15,000 plus interest on the term note and capital expenditures line, respectively until December 31, 2004 at which time the remaining principal and interest will be due.

     Infinity and its subsidiaries owe approximately $5.0 million for real estate and equipment loans secured by assets of Infinity and its subsidiaries. These notes mature in one to eighteen years and have current payments of approximately $58,000 per month.

     Infinity received proceeds from the issuance of common stock, upon the exercise of 97,650 options, of $0.7 million during the period ended March 31, 2003.

     Subsequent to March 31, 2003 Infinity borrowed $1.0 million to pay interest on the 7% subordinated convertible notes and outstanding payables from unrelated parties with the issuance of 12% unsecured notes due April 16, 2004. In conjunction with the issuance of the notes Infinity issued warrants to purchase 212,500 shares of Infinity, Inc. common stock at $8.75 per share. The warrants expire five years from the issuance date.

     The working capital deficit as of March 31, 2003 was $8.4 million. Infinity expects to spend approximately $2.8 million meeting its drilling and completion, pipeline installation and environmental impact study obligations during the next year and incur approximately $0.7 million in additional interest on its outstanding notes. Infinity also expects to incur approximately $1.0 million in corporate cash usage during the next year.

     Consolidated expects to generate approximately $2.5 million in operating cash flow from the oil field service business during the remainder of 2003 and the first quarter of 2004. The cash flow from this business segment is expected to be driven by an increase in business in the Powder River Basin of Wyoming as drilling activity increases as a result of the completion of the Powder River environmental impact study and an increase in oil field service operations in Eastern Kansas and Northeastern Oklahoma as customers move forward with development activities on leases that will be expiring within the next two years. Infinity-Wyoming is also expected to generate approximately $5.7 million in operating cash flow from oil and gas production operations during the remainder of 2003 and the first quarter of 2004. Management anticipates production from the wells on the Pipeline project to increase to approximately 6,500 MCF per day due to additional compression capabilities being installed during the second quarter of the current year and by bringing additional wells on line during the year. In addition to the increase in production, Infinity-Wyoming has contracts in place to sell 3,500 MMBTU per day at $4.71 and 1,000 MMBTU per day at $3.00 per MMBTU through March, 2004 and November, 2003 respectively. Production expenses are expected to stay fairly steady during the period. Infinity also received $0.1 million in proceeds from the exercise of employee stock options subsequent to March 31, 2003.

                   Recap of Current Minimum Cash Requirements
                                (In Millions)

           Current deficit                                 $  8.4
           Property development requirements                  2.8
           Interest on notes                                  0.7
           Corporate cash usage                               1.0
                                                           ------
              Total current requirements                   $ 12.9
                                                           ------
                               Sources of Cash

           Consolidated operations                         $  2.5
           Infinity-Wyoming operations                        5.7
           Exercise of options                                0.1
                                                           ------
              Total sources                                   8.3
                                                           ------
           Current minimum cash requirement deficit        $  4.6
                                                           ======

     In order to fund the additional minimum cash requirements, Infinity will be required to pursue additional funding through potential conventional bank financing, the forward sale of its oil and gas production, or through the public or private equity or debt markets. The ability of the Company to achieve the required operating results and additional funding cannot be assured.

     In addition to its operating needs, Consolidated anticipates it will incur capital expenditures of approximately $0.8 million over the next year related to vehicle acquisitions and equipment fabrication and approximately $0.3 million of facilities capital maintenance. Management believes that credit available to Consolidated through local sources, vendors and through its current capital expenditures facility with LaSalle Bank will be sufficient to meet Consolidated's capital expenditure needs of approximately $1.1 million.

     Infinity-Wyoming anticipates having capital expenditures, subject to permitting requirements, beyond its development obligations discussed above of approximately $15.7 million. Those additional anticipated expenditures are as follows: (1) Infinity-Wyoming plans to drill and complete ten additional production wells and two disposal wells and install the related facilities on the LaBarge acreage at a cost of approximately $8.1 million; (2) drill and complete five production wells and one disposal well and the related facilities on the Antelope acreage at a cost of $3.5 million; (3) drill and complete five wells in addition to the wells required to meet leasehold obligations in the Pipeline field at a cost of $2.0 million; and (4) drill and complete a horizontal Niobrara well in the Sand Wash Basin at a cost of $1.8 million. Infinity-Wyoming also anticipates incurring additional costs of approximately $0.3 million for various land acquisitions to fill in acreage within existing properties. In order to fund Infinity-Wyoming's current working capital deficit and anticipated additional capital expenditures. Infinity-Wyoming will be required to pursue funding through conventional bank financing, the forward sale of its oil and gas production or through the public or private equity or debt market pursued by the parent. Any proceeds from these potential sources will first be applied to the $4.6 million current minimum cash requirement deficit discussed above. The amount of progress that Infinity-Wyoming will be able to make on the development of its properties will be dependent upon its ability to obtain the proper permits for the development and to fund the development. Obtaining permits and sufficient funding to meet these additional capital expenditures cannot be guaranteed.

                  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Infinity believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

     RESERVE ESTIMATES Infinity's estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulation of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance, ad-valorem and excise taxes, development costs and work-over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of Infinity's oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to Infinity's reserves will likely vary from estimates, and such variances may be material.

     Infinity's estimated quantities of proved reserves at December 31, 2002 were prepared by independent petroleum engineers Wells Chappell and Company, Inc.

     PROPERTY, EQUIPMENT AND DEPRECIATION: Infinity follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

     Equipment utilized in the oil field service business and to support operations on Infinity's oil and gas properties are stated at cost. This equipment is depreciated using the straight-line method over the estimated useful lives of the assets of three to 30 years.

     Infinity is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the last day of the quarter and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.

                                     ITEM 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Infinity's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity's United States crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a monthly low of $3.14 to a monthly high of $5.01 per MCF during the quarter ended March 31, 2003. Oil price realizations ranged from a monthly low of $32.21 per barrel to a monthly high of $35.08 per barrel during the period.

     Infinity-Wyoming periodically enters into hedging activities on a portion of its projected natural gas production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels in order to manage Infinity-Wyoming's cash flow by reducing the exposure to gas price fluctuations. Realized gains or losses from Infinity-Wyoming's cash flow risk management activities are recognized in gas production revenues. In the quarter ended March 31, 2003, Infinity-Wyoming recognized a net reduction in revenue of $0.1 million by hedging its gas production compared to if it had sold the gas on the spot market.

                                     ITEM 4.

                            CONTROLS AND PROCEDURES

     The chief executive officer and the chief financial officer have conducted an evaluation of the effectiveness of the design and operation of Infinity's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, Infinity believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in Infinity's controls subsequent to the evaluation date.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Not Applicable

Item 2.  Changes in Securities

     On January 23, 2003, Infinity received $0.75 million from four investors as short-term bridge loans. The bridge loans are due January 4, 2004, In connection with these loans, Infinity issued five-year options to the investors to purchase up to an aggregate of 150,000 shares of Infinity's Common Stock at $8.75 per share. In connection with these transactions Infinity relied on Section 4(2) of the Securities Act of 1933. The investors were sophisticated investors who were given complete information concerning Infinity.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits:


           99.1     Certification of Chief       Filed herewith
                    Executive Officer Pursuant   electronically
                    to 18 U.S.C. Section 1350

           99.2     Certification of Chief       Filed herewith
                    Financial Officer Pursuant   electronically
                    to 18 U.S.C. Section 1350

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during this period.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INFINITY, INC.


Dated:  May 15, 2003              By:/s/ Stanton E. Ross
                                     Stanton E. Ross, President


Dated:  May 15, 2003              By:/s/ Jon D. Klugh
                                     Jon D. Klugh, Chief Financial Officer


                                 CERTIFICATION

     I, Stanton E. Ross, Chief Executive Officer, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Infinity, Inc.;

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

Date:  May 15, 2003


/s/ Stanton E. Ross
Stanton E. Ross
Chief Executive Officer


                                 CERTIFICATION

     I, Jon D. Klugh, Chief Financial Officer, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Infinity, Inc.;

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


Date:  May 15, 2003


/s/ Jon D. Klugh
Jon D. Klugh
Chief Financial Officer