Form 10-Q
period 2003-06-30
INFINITY INC
filed 2003-08-19
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2003

         OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from ___________, 19___ to ___________, 19___.


                       Commission File Number: 0-17204

                                 INFINITY, INC.
      ----------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)


          Colorado                                  84-1070066
-------------------------------         -----------------------------------
(State or Other Jurisdiction of         (IRS Employer Identification Number)
Incorporation or Organization)

                             211 West 14th Street
                            Chanute, Kansas 66720
         -----------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                              (620) 431-6200
              -----------------------------------------------
              (Issuer's Telephone Number, Including Area Code)


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

                    [ ]     Yes       [x]     No

There were 8,174,706 shares of the Registrant's Common Stock outstanding as of August 11, 2003.








                                INFINITY, INC.

                                 FORM 10-Q

                                   INDEX

                                                                    Page
Part I          Financial Information                              Number

Item 1.         Financial Information:

                Consolidated Balance Sheets........................  3

                Consolidated Statements of Operations .............  4

                Consolidated Statements of Comprehensive
                Income (Loss) .....................................  6

                Consolidated Statement of Changes in
                Stockholder's Equity ..............................  7

                Consolidated Statements of Cash Flows .............  8

                Notes to Consolidated Financial Statements ........ 10

Item 2.         Management's Discussion and Analysis
                or Plan of Operations ............................. 15

Item 3.         Quantitative and Qualitative Disclosure
                About Market Risk ................................. 27

Item 4.         Controls and Procedures ........................... 27

Part II:        Other Information ................................. 28

Signatures      ................................................... 30

                       INFINITY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                    June 30, 2003    Dec. 31, 2002
                                                    -------------    -------------
                                                     (Unaudited)
Current Assets
 Cash                                               $    765,005     $    867,017
 Accounts receivable, less allowance for doubtful
  accounts of $25,000                                  2,553,368        1,493,224
 Inventories                                             323,025          340,217
 Prepaid expenses and other                              125,400          278,510
 Derivative instrument                                   691,191              ---
                                                    ------------     ------------
     Total current assets                              4,457,989        2,978,968

Oil and gas properties, using full cost accounting
 net of accumulated depreciation, depletion and
 amortization
  Subject to amortization                             21,679,483       19,107,427
  Not subject to amortization                         17,143,493       13,176,850
Property and equipment, at cost, less accumulated
 depreciation and impairment                          10,554,825       10,315,068
Intangible assets, at cost, less accumulated
 amortization                                          6,623,653        5,299,881
Notes receivable, less current portion                 1,589,646        1,597,053
Other assets, net                                        133,267          655,022
                                                    ------------     ------------
     Total assets                                   $ 62,182,356     $ 53,130,269
                                                    ============     ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Notes payable, related party                       $    750,000     $        ---
 Notes payable                                         1,220,617              ---
 Current portion of long-term debt                     2,767,582        2,227,195
 Accounts payable                                      3,157,562        2,875,900
 Accrued expenses                                      1,375,442          969,526
                                                    ------------     ------------
     Total current liabilities                         9,271,203        6,072,621
Long-term liabilities
 Asset retirement obligations                            456,050              ---
 8% subordinated convertible notes payable             2,903,000        4,243,000
 7% subordinated convertible notes payable            10,830,000       12,540,000
 Long-term debt, related party                         3,000,000        3,000,000
 Long-term debt, less current portion                  4,533,233        4,464,156
                                                    ------------     ------------
     Total liabilities                                30,993,486       30,319,777
Stockholders' equity
 Common stock, par value $.0001, authorized
  300,000,000 shares, issued and outstanding
  8,174,706 shares; 7,558,462 shares                         817              756
 Additional paid-in-capital                           31,326,488       22,870,449
 Accumulated other comprehensive gain (loss)             691,191          (77,301)
 (Accumulated deficit)/retained earnings                (829,626)          16,588
                                                    ------------     ------------
     Total stockholders' equity                       31,188,870       22,810,492
                                                    ------------     ------------
     Total liabilities and stockholders' equity     $ 62,182,356     $ 53,130,269
                                                    ============     ============

The consolidated balance sheet at December 31, 2002 has been derived from the consolidated audited financial statements at that date.

See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended June 30,
                                             ---------------------------
                                                 2003           2002
                                                 -------------   -------------
Revenues
 Oil and gas service operations              $  3,006,653   $  2,043,334
 Oil and gas sales                              1,995,954        536,719
                                                 -------------   -------------
     Total revenues                             5,002,607      2,580,053
                                                 -------------   -------------
Cost of sales
 Oil and gas service operations                 1,527,209      1,102,023
 Oil and gas production expenses                  554,198        407,096
 Oil and gas production taxes                     215,107         47,776
                                                 -------------   -------------
     Total cost of sales                        2,296,514      1,556,895
                                                 -------------   -------------
Gross profit                                    2,706,092      1,023,158
                                                 -------------   -------------
General and administrative expense              1,687,080      1,051,492
Depreciation, depletion and amortization
 expense                                          523,236        324,190
                                                 -------------   -------------
     Total other operating expenses             2,210,316      1,375,682
                                                 -------------   -------------
     Operating income (loss)                      495,776       (352,524)

Other income (expense)
 Interest income & other income                    37,976          4,647
 Interest expense & finance                      (754,248)      (326,212)
 Loss on sales of assets                           (3,694)           ---
                                                 -------------   -------------
     Total other income (expense)                (719,966)      (321,565)
                                                 -------------   -------------
Net loss before income taxes                     (224,190)      (674,089)

Income tax benefit                                    ---        259,000
                                                 -------------   -------------
     Net loss                                $   (224,190)  $   (415,089)
                                                 -------------   -------------

Net loss per common share                    $      (0.03)  $      (0.06)
                                                 -------------   -------------
Net loss per diluted common share            $      (0.03)  $      (0.06)
                                                 -------------   -------------

Weighted average basic shares outstanding       8,061,396      7,110,258
Weighted average diluted shares outstanding     8,061,396      7,110,258









See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Six Months Ended June 30,
                                             ---------------------------
                                                 2003           2002
                                                 -------------   -------------
Revenues
 Oil and gas service operations              $  4,873,960   $  3,503,187
 Oil and gas sales                              3,734,090      1,203,722
                                                 -------------   -------------
Total revenues                                  8,608,050      4,706,909
                                                 -------------   -------------

Cost of sales
 Oil and gas service operations                 2,732,156      2,006,358
 Oil and gas production expenses                1,293,280        754,207
 Oil and gas production taxes                     426,349        115,344
                                                 -------------   -------------
     Total cost of sales                        4,451,785      2,875,909
                                                 -------------   -------------
Gross profit                                    4,156,265      1,831,000
                                                 -------------   -------------
General and administrative expense              2,768,480      2,004,836
Depreciation, depletion and amortization
 expense                                        1,079,527        669,565
                                                 -------------   -------------
     Total other operating expenses             3,848,007      2,674,401
                                                 -------------   -------------
     Operating income (loss)                      308,258       (843,401)
                                                 -------------   -------------
Other income (expense)
 Interest income & other income                    78,776          5,742
 Interest expense & finance                    (1,229,554)      (345,204)
 Gain (loss) on sales of assets                    (3,694)         7,998
                                                 -------------   -------------
     Total other (expense)                     (1,154,472)      (331,464)
                                                 -------------   -------------
Net loss before income taxes                     (846,214)    (1,174,865)

Income tax benefit                                    ---        452,000
                                                 -------------   -------------
     Net loss                                $   (846,214)  $   (722,865)
                                                 -------------   -------------

Net loss per common share                    $      (0.11)  $      (0.10)
                                                 -------------   -------------
Net loss per diluted common share            $      (0.11)  $      (0.10)
                                                 -------------   -------------

Weighted average basic shares outstanding       7,907,466      6,936,605
Weighted average diluted shares outstanding     7,907,466      6,936,605








See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                          INCOME (LOSS) (UNAUDITED)

                                Three Months Ended June 30     Six Months Ended June 30
                                --------------------------    --------------------------
                                  2003             2002         2003              2002
                                ---------       ---------     ---------        ---------
Net loss                        $(224,190)      $(415,089)    $(846,214)       $(722,865)

Other Comprehensive Income:
 Unrealized gain on commodity
 price swap net of  deferred
 tax expense of $75,426 for
 the three months ended
 6/30/2003:                       888,976             ---       768,492              ---

Reclassifications, net of
 deferred tax benefit of
 $57,559 for the three
 months ended 6/30/2003:          (91,944)            ---           ---              ---
                                ---------       ---------     ---------        ---------

Total Other Comprehensive
 Income                           797,032             ---       768,492              ---
                                ---------       ---------     ---------        ---------

Comprehensive Income (Loss)     $ 572,842       $(415,089)    $ (77,722)       $(722,865)
                                =========       =========     =========        =========




























See Notes to Consolidated Financial Statements

                       IMFINITY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                    Accumu-
                                                                                    lated
                                                      Additional    Other           Deficit)   Total
                                    Common Stock      Paid-In       Comprehensive   Retained   Stockholders'
                                 Shares      Amount   Capital       Income (Loss)   Earnings   Equity
                                 ---------   ------   -----------   -------------   --------   -------------
Balance, December 31, 2002       7,558,462   $756     $22,870,449   $(77,301)      $  16,588   $22,810,492

Issuance of common stock
for cash upon the
exercise of options                142,450     14         815,805          -               -       815,819

Conversion of 7% and
8% subordinated
convertible notes and
accrued interest
into common stock                  473,794     47       3,096,905          -               -     3,096,952

Options issued in
connection with
$750,000 bridge loans                    -      -         750,000          -               -       750,000

Options issued in
connection with
$300,000 bridge loans                    -       -        300,000          -               -       300,000

Options and warrants
issued in connection
with $1,000,000 bridge loans             -       -      1,000,000          -               -     1,000,000

Options issued in
connection with the
extension of the $3,000,000
bridge loans                             -       -        730,130          -               -       730,130

Options issued in
connection with
a consulting agreement                   -       -        642,841          -               -       642,841

Options issued in
connection with the
revision of the terms of
the $3,000,000
bridge loans                             -       -      1,120,358          -               -     1,120,358

Other comprehensive
income; unrealized
income on the commodity
price swap, net
of tax effect                            -       -              -     768,492              -       768,492

Net loss for period                      -       -              -           -       (846,214)     (846,214)
                                 ---------   ----     -----------   --------       ---------   -----------

Balance, June 30, 2003           8,174,706   $817     $31,326,488   $691,191       $(829,626)  $31,188,870


See notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Six Months Ended June 30,
                                             ---------------------------
                                                 2003           2002
                                                 -------------   -------------
Cash flows from operating activities
 Net loss                                    $   (846,214)  $   (722,865)
 Adjustments to reconcile net loss to
  net cash provided by/(used in)
  operating activities
   Depreciation, depletion and amortization     1,079,527        669,565
   Amortization of loan costs included in
    interest expense                              644,124         30,499
    Deferred income taxes                             ---       (452,000)
    (Gain)/Loss on sale of assets                   3,694         (7,998)
    (Increase) decrease in operating assets
      Accounts receivable                      (1,060,144)      (837,766)
      Inventories                                  17,192        (26,474)
      Prepaid expenses                            104,718          3,575
    Increase (decrease) in operating
     liabilities
      Accounts payable                            281,662     (1,022,588)
      Accrued expenses                            578,561       (303,058)
                                                 -------------   -------------
Net cash provided by/(used in) operating
 activities                                       803,120     (2,669,110)
                                                 -------------   -------------
Cash flows from investing activities
 Proceeds from sale of marketable securities          ---        750,000
 Investment in marketable securities                  ---     (4,015,835)
 Investment in oil and gas properties          (2,908,614)    (7,010,352)
 Investment in other assets and intangibles      (335,001)      (864,398)
 Purchase of property and equipment              (139,759)    (1,073,546)
 Proceeds from sale of oil and gas properties         ---        180,000
 Proceeds from sale of property and equipment      42,911        160,000
 Payment on Notes Receivable                        7,407            ---
                                                 -------------   -------------
Net cash used in investing activities          (3,333,056)   (11,874,131)

Cash flows from financing activities
 Proceeds from notes payable                    2,263,381      2,397,499
 Sale of subordinated notes                           ---     12,540,000
 Increase in borrowings on long-term debt         853,714      3,625,309
 Proceeds from issuance of common stock           815,819      1,649,357
 Repayment of long-term debt                   (1,504,990)    (5,622,902)
                                                 -------------   -------------
Net cash provided by financing activities       2,427,924     14,589,263
                                                 -------------   -------------
Net increase/(decrease) in cash                  (102,012)        46,022

Cash, beginning of period                         867,017        665,898
                                                 -------------   -------------
Cash, end of period                          $    765,005   $    711,920
                                                 =============   =============



See notes to Consolidated Financial Statements

                         INFINITY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Six Months Ended June 30,
                                             ---------------------------
                                                 2003           2002
                                                 -------------   -------------
Supplemental cash flow disclosures:

  Cash paid for interest, net of
   amounts capitalized                           $572,832       $314,705

Non-cash transactions:
  Amortization of loan fees - Included in
   full cost pool for oil and gas properties    2,714,974      1,610,326

  Change in accumulated other comprehensive
   income, net of income taxes                    768,492            ---

  Property and equipment acquired through
   seller financed debt, net                      967,975            ---

  Stock-based compensation for options
   issued with bridge loans recorded as
   loan costs                                   4,543,329      1,347,728

  Stock-based compensation for options
   issued with, and beneficial conversion
   feature on senior subordinated notes
   issued                                             ---      1,386,044

  Conversion of subordinated debt and
   accrued interest to common stock             3,096,952      2,051,910

  Sale of oil and gas property in
   exchange for note receivable                       ---      1,620,000

  Increase in asset retirement obligations        447,357            ---
















See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

     Summary of issuer's significant accounting policies are incorporated by reference to the annual report on Form 10-KSB at December 31, 2002 of Infinity, Inc. ("Infinity").

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(2)  Going Concern

     Infinity's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2003, Infinity had consolidated losses from operations of approximately $0.8 million, and a working capital deficit at June 30, 2003 of approximately $4.8 million.

     Infinity also has minimum drilling obligations during the next twelve months of approximately $2.8 million in order to maintain its interest in its present leasehold positions. In addition, management estimates cash requirements of $1.7 million for interest on notes and $1.0 million for general corporate usage during the next twelve months. Thus, in total, Infinity has current minimum cash requirements during the next 12 months of approximately $10.3 million including the working capital deficit at June 30, 2003.

     Management believes it will be able to fund its current minimum cash requirements through its operations and from the proceeds of the U.S. Bank facility discussed in Note 6. In order to fund any other capital expenditures, Infinity will be required to pursue additional funding from the U.S. Bank facility after a borrowing base re-determination, through additional conventional bank financing, the forward sale of its oil and gas production, or through the public or private equity or debt markets. The ability of the Company to achieve the required operating results and additional funding cannot be assured.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Infinity be unable to continue as a going concern.

(3)  Derivative Instruments

     During the six months ended June 30, 2003, the Company had three commodity price swap agreements as follows:

                                               MMBTU Per      Amount Per
         Effective Dates                         Day            MMBTU
         ---------------                       ---------      ----------
October 1, 2002 - September 30, 2003             1,000          $2.97
November 1, 2002 - March 31, 2003                1,000          $3.00
April 1, 2003 - March 31, 2004                   3,500          $4.71

     The contracts called for the Company to receive or make payments based upon the differential between the hedge price and the market gas price, as defined in the contracts, for the notional quantity. During the six months ended June 30, 2003, the Company realized approximately $332 in revenue on the three commodity swaps which have been included in natural gas revenues in the accompanying consolidated statement of operations and in cash provided by operating activities in the accompanying consolidated statement of cash flows. At June 30, 2003, the Company has a approximately $691,000 derivative asset related to the financial hedges.

(4)  Asset Retirement Obligations

     Effective January 1, 2003, Infinity adopted the provisions of Financial Accounting Standard No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations". SFAS 143 requires Infinity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, Infinity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted each period towards its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, Infinity will report a gain or loss upon settlement to the extent the actual costs differ from the recorded liability. Upon adoption of SFAS 143, Infinity recorded a discounted liability of $0.5 million for future retirement obligations and increased net oil and gas properties by $0.5 million. The adoption of SFAS 143 had no material effect on earnings in all periods presented. The majority of the asset retirement obligation to be recognized relates to the projected costs to plug and abandon oil and gas wells. Liabilities are also recorded for compressor and field facilties.

(5)  Oil and Gas Properties

     From inception through June 30, 2003, Infinity has capitalized the following financing costs related to properties not subject to amortization. As these projects are developed, the costs are transferred to properties subject to amortization:

                                               Six Months         From
                                              Ended June 30     Inception
                                              -------------     ---------

Beneficial conversion feature related to
 the 8% subordinated convertible notes         $     ---       $1,165,500
Capitalized interest                           $  382,236      $2,246,019
Capitalized amortization of loan costs         $2,714,974      $4,885,586

(6)  Notes Payable and Long Term Debt

     Effective June 13, 2001 Infinity, Inc. sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 8% per annum and is payable in arrears on each December 15 and June 15 commencing December 15, 2001. The notes are convertible to one share of common stock at $5.00 per share and mature on June 13, 2006. During the six months ended June 30, 2003, $1,340,000 of the notes were converted into 268,000 shares of common stock leaving an outstanding balance on the notes of $2,903,000 at June 30, 2003.

     Effective April 17, 2002 Infinity, Inc. sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 7% per annum and is payable in arrears on each April 15 and October 15 commencing October 15, 2002. The notes are convertible to one share of common stock at $8.625 per share and mature on April 15, 2007.
During the six months ended June 30, 2003, $1,710,000 of the notes were converted into 198,261 shares of common stock leaving an outstanding balance on the notes of $10,830,000 at June 30, 2003.

     On April 15, 2003, Infinity, Inc. issued five-year options to purchase 51,000 shares of Infinity, Inc. common stock at $8.75 per share when it obtained $300,000 in 30 day bridge loans from stockholders with an annual interest rate of 2% per month (if the loans weren't repaid within the 30 day term) in order to pay interest due on its outstanding 7% subordinated convertible notes. The loans were repaid without interest on April 18, 2003. Infinity, Inc. capitalized loan costs of $300,000 related to the fair value of the options. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 1 1/2%, expected volatility of 127.63% and no expected dividend yield to calculate the fair value of the options at the date of grant. Since the fair value exceeded the amount of the notes Infinity valued the loan costs at $300,000, or an amount equal to the related debt.

     On April 17, 2003, Infinity, Inc. issued five-year warrants to C. E. Unterberg, Towbin to purchase 52,500 shares of Infinity, Inc. common stock at $8.75 per share when it issued $1,000,000 in 12% bridge notes due April 16, 2004. In conjunction with the notes the note holders also received warrants to purchase 160,000 shares of Infinity, Inc. common stock at $8.75 per share. The proceeds from the notes were used to pay off the 30 day bridge loans and to pay outstanding payables of Infinity, Inc. The loans were repaid subsequent to June 30, 2003. Infinity, Inc. capitalized loan costs of $1,000,000 related to the fair value of the options and warrants. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 1 1/2%, expected volatility of 127.63% and no expected dividend yield to calculate the fair value of the options at the date of grant. Since the fair value exceeded the amount of the notes Infinity valued the loan costs at $1,000,000, or an amount equal to the related debt.

     Subsequent to June 30, 2003, Infinity Oil and Gas of Wyoming, Inc. issued 90 Day Bridge Loan Notes for $3,850,000 to Highbridge/Zwirn Special Opportunities Fund LP. The notes are secured by a priority security interest in the Pipeline and Labarge exploration properties. The notes accrue interest at a rate of 12% per annum. Infinity, Inc. also conveyed a 4% overriding royalty interest in the existing wells on the properties. The proceeds of the loans were used to pay the C. E. Unterberg, Towbin 12% Bridge Notes, outstanding payables of Infinity, Inc. and related to the development of the
properties, and for additional development work on the properties.   In
conjunction with the notes Infinity issued 5 year options to purchase 250,000 shares of Infinity common stock for $8.75 per share.

     On August 18, 2003, Infinity Oil and Gas of Wyoming, Inc. received a commitment letter from U.S. Bank National Association ("U.S. Bank") to provide debt financing pursuant to a Secured Revolving Borrowing Base Credit Facility ("Facility"). The closing of the Facility is subject to a number of conditions, including, among others, U.S. Bank's satisfaction with the results of their due diligence investigation, credit approvals, and the negotiation and execution of mutually acceptable loan documentation. If U.S. Bank elects to provide funding on the terms set forth in the commitment letter, management expects the closing on the Facility to occur on or about August 31, 2003. Although the commitment letter provides for funding of up to $25,000,000, the total amount made available to Infinity-Wyoming under the Facility is subject to an initial and semi-annual borrowing base determination, which determinations are dependent upon the volume of oil and gas production expected, the term and price of hedging contracts in place, and the costs associated with producing the oil and gas and associated general and administrative expense. Infinity Oil and Gas of Wyoming, Inc. and U.S. Bank will each have the option to request one additional re-determination during each calendar year. It is currently contemplated that the initial amount made available would be $5,500,000.

     The initial advance on the Facility, if obtained, will be used to repay the 90 Day Bridge Loan Notes issued to Highbridge/Zwirn Special Opportunities Fund LP and the $750,000 notes issued in January, 2003, initial loan costs of approximately $110,000, and legal fees associated with the negotiation and closing of the Facility.

     It is currently contemplated that interest on the Facility would accrued and be due and payable monthly at the rate of the U.S. Bank Prime Rate plus 100 basis points. As of August 18, 2003, that interest rate would be 5% per annum.

(7)  Notes Payable and Long Term Debt   Related Party

     Effective November 25, 2002 Infinity, Inc. issued $3,000,000 in unsecured notes to a stockholder. The notes were originally due November 25, 2003. Interest on the notes accrued at 5-1/2% per annum and was due monthly beginning December 22, 2002. On March 17, 2003 the notes were extended to January 5, 2004. No consideration was given for the extension. On May 23, 2003, the notes were amended a second time to extend the term of the notes until January 5, 2005. In consideration for extending the term of the notes Infinity granted options to purchase 150,000 shares of common stock at the price of $8.75 per share. Infinity, Inc. capitalized loan costs of $730,130 related to the fair value of the options. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 1 1/2%, expected volatility of 130.95% and no expected dividend yield to calculate the fair value of the options at the date of grant. On June 26, 2003 the terms of the notes were amended a third time in order to grant Infinity the right to not pay the notes from the proceeds of the bridge loan facility then being negotiated or from the proceeds of any replacement facility or any borrowing to fund development costs. In consideration for amending the notes the lender was granted a first priority security interest in the Sand Wash exploration property in Colorado and a security interest in Infinity's Pipeline property in Wyoming subordinated to the bridge lenders, the interest rate on the notes was adjusted to 7% per annum, and the lender was granted the option to purchase 225,000 shares of common stock at a purchase price of $8.75 per share. Infinity, Inc. capitalized loan costs of $1,120,358 related to the fair value of the options. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 1 1/2%, expected volatility of 131.94% and no expected dividend yield to calculate the fair value of the options at the date of grant.

     On January 23, 2003 Infinity, Inc. issued five year options to purchase 150,000 shares of Infinity, Inc. common stock at $8.75 per share when it obtained $750,000 in bridge loans from stockholders with an annual interest rate of 5.25% in order to pay outstanding payable associated with the development of its coal bed methane properties. These loans are due January 5, 2004. Infinity, Inc. capitalized loan costs of $750,000 related to the fair value of the options. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 5 1/4%, expected volatility of 126.11% and no expected dividend yield to calculate the fair value of the options at the date of grant. Since the fair value exceeded the amount of the notes Infinity valued the loan costs at $750,000, or an amount equal to the related debt.

(8)  Earnings per Share

     Basic earnings per share were computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflect the potential dilutions that could occur if convertible notes, stock options and warrants were converted into common stock under the treasury stock method. At June 30, 2003 and 2002 all potential common shares are anti-dilutive.

(9)  Equity - Stock Options

     During the six months ended June 30, 2003, options to purchase 142,450 shares of common stock were exercised resulting in proceeds to Infinity, Inc. of $815,819. Options to purchase 31,500 shares were forfeited under a termination clause in the Option Plans.

     On June 6, 2002 the Infinity board of directors approved the grant of incentive and non-qualified options to purchase 344,000 shares of common stock at $8.70 per share under the 2003 Stock Option Plan. The options granted under the 2003 Plan were approved at the Annual Meeting of Shareholders on June 5, 2003 and shares of common stock included in the 2003 Plan were registered in an S-8 registration statement on August 11, 2003.

     On June 18, 2003, Infinity, Inc. issued five-year options to purchase 125,000 shares of Infinity, Inc. common stock at $8.75 per share when it entered into a consulting agreement with a shareholder for the shareholder to facilitate the $3.85 million bridge loan that was obtained July 3, 2003. Infinity, Inc. capitalized loan costs of $642,841 related to the fair value of the options. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 1 1/2%, expected volatility of 131.87% and no expected dividend yield to calculate the fair value of the options at the date of grant.

(10)  Reclassifications

     Certain reclassifications have been made to the balances for the three month and six month periods ended June 30, 2002 to make them comparable to those presented for the three and six month periods ended June 30, 2003, none of which change the previously reported net losses.

                                    ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITINS AND RESULTS OF OPERATIONS

                            FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), and information relating to Infinity that is based on beliefs of management of Infinity, as well as assumptions made by and information currently available to management of Infinity. When used in this Report, the words "estimate", "project", "believe", "anticipate", "intend", "expect", and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of Infinity with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Infinity does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                              RESULTS OF OPERATIONS
                              Quarters ended June 30

     Infinity, Inc. (Infinity) incurred a net loss after taxes of $(0.2) million, or $(0.03) per fully diluted share, in the quarter ended June 30, 2003 compared to a net loss after taxes of $(0.4) million, or $(0.06) per fully diluted share in the quarter ended June 30, 2002

     Infinity experienced a $1.7 million increase in gross profit to $2.7 million in the quarter ended June 30, 2003 from $1.0 million for the quarter ended June 30, 2002. The increase in gross profit during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 was the result of a $1.0 million, or approximately 50%, increase in oil field service revenue to $3.0 million from $2.0 million. The increase in revenue was partially offset by a $0.4 million, or 39%, increase in oil field service cost of services provided (See OIL FIELD SERVICES discussion below). Oil field service revenue for the quarter ended June 30, 2002 was reduced by the elimination of $31,250 of oil field service sales that were provided to Infinity Oil and Gas of Wyoming, Inc. (Infinity-Wyoming) by Consolidated Oil Well Services, Inc. (Consolidated) for the development of its coal-bed methane properties. Additionally, gross profit comparisons were affected by a $1.5 million, or approximately 300% increase in sales of oil and gas from $0.5 million for the period ended June 30, 2002 to $2.0 million in the period ended June 30, 2003 with a corresponding increase of $0.1 million in oil and gas production costs and $0.2 million increase in production taxes in the 2003 quarter (See OIL AND GAS PRODUCTION discussion below).

     Operating expenses for the quarter ended June 30, 2003 increased $0.6 from $1.1 million in the 2002 period to $1.7 million in the 2003 period. Infinity incurred approximately $0.5 million in expenses associated with the detailed negotiations relating to a potential merger, which negotiations were terminated in May 2003, and the process leading up to those negotiations in which Infinity solicited and reviewed strategic alternatives. These costs were capitalized until the merger negotiations were terminated in May 2003 when they were then expensed. Infinity and its subsidiaries also recognized additional depreciation, depletion and amortization ("DD&A") expense of approximately $0.2 million during the quarter ended June 30, 2003, an increase to approximately $0.5 million for the period compared to DD&A of approximately
$0.3 million for the quarter ended June 30, 2002.   The increase in DD&A was
due to the increase in the investment in Consolidated's fleet.

     Interest Expense and Finance charges increased by $0.5 million to $0.8 million for the quarter ended June 30, 2003 compared to $0.3 million for the quarter ended June 30, 2002. The increase was primarily due to increased amortization of loan costs associated with options and warrants issued in conjunction with new debt financing. Infinity recognized approximately $0.5 million in amortization of loan costs in the period ended June 30, 2003 compared to $12,943 for the comparable 2002 period.

     Infinity recognized a deferred income tax benefit of approximately $0.3 million in the quarter ended June 30, 2002. The net operating losses generated in the second quarter of 2003 increased Infinity's net deferred tax asset. Due to uncertainty as to the ultimate utilization of the net operating losses, the net deferred tax asset has been fully impaired. Therefore, Infinity has reflected no net tax expense or benefit for the quarter ended June 30, 2003.

     OIL FIELD SERVICES: Sales for the quarter ended June 30, 2003 increased to $3.0 million from $2.0 million in the quarter ended June 30, 2002. Sales of cementing services from Consolidated's Bartlesville, Oklahoma camp increased by approximately $0.2 million and revenue from fracturing services from that camp increased by approximately $0.5 million in the quarter ended June 30, 2003 compared to the same period in 2002. The increase in revenue was primarily due to an increase in development activity as customers move from the evaluation of prospects to the full scale development of their prospects in areas serviced from the Bartlesville facility. Revenue from cementing services provided from Consolidated's Gillette, Wyoming facility increased by approximately $0.3 million due to the Powder River Basin of Wyoming becoming an active coal bed methane development play again. Crews from the Gillette facility cemented over 120 wells in the quarter ended June 30, 2003 compared to 20 in the comparable period of 2002. The following table details the increase in gross revenue in millions of dollars, before discounts, for the periods based on the number and type of jobs performed:

                        Oil Field Service Statistics
                               ($ in millions)

                     2003                 2002                CHANGE
               ----------------     ----------------     ----------------
 JOB TYPE      JOBS     REVENUE     JOBS     REVENUE     JOBS     REVENUE
----------     ----     -------     ----     -------     ----     -------

Cementing       448      $1.1        182      $0.6        266      $0.5
Acidizing       288      $0.4        236      $0.3         52      $0.1
Fracturing      285      $1.7        270      $1.3         15      $0.4

     The increase in the number of cementing jobs performed reflects an increase in the number of wells being drilled in eastern Kansas and northeastern Oklahoma as well as in Wyoming. As well testing is completed on the newly drilled wells in the Kansas and Oklahoma service areas, completion and stimulation activities such as acidizing and fracturing should increase. Management believes that the increase in the number of wells cemented during the quarter is a good indicator of future increases in acidizing and fracturing activities as well.

     The additional activity also led to an increase in the cost of goods sold of approximately $0.4 million. The increase in cost of goods sold was due to the increase in materials of approximately $0.2 million, an increase in labor costs of approximately $0.1 million and an increase in equipment operating costs and maintenance of approximately $0.1 million. Depreciation on equipment also increased approximately $0.2 million to $0.4 million for the quarter ended June 30, 2003 compared to depreciation of $0.2 million for the period ended June 30, 2002. The increase in depreciation was mainly due to the increase in value of depreciable equipment due to recent investments in Consolidated's fleet. General and administrative expenses for oil field services for 2003 were comparable to the same period in 2002.

     OIL AND GAS PRODUCTION: During the quarter ended June 30, 2003 Infinity-Wyoming recorded approximately $0.5 million in revenue on the sale of 18,916 barrels of oil, 16,070 barrels net to Infinity-Wyoming's interest (96,420 MCF equivalent), and approximately $1.5 million in revenue on the sale of 372,794 MCF of natural gas, 316,700 MCF net to Infinity-Wyoming's interest from 24 producing wells on its Pipeline and Labarge projects.
Infinity-Wyoming also has an additional 6 wells that are awaiting completion and 5 wells that are shut in. Infinity-Wyoming incurred $0.3 million in lease operating expenses, $0.2 million in production taxes, and $0.2 million in transportation fees to produce the oil and gas during the quarter ended June 30, 2003. The total production expense, transportation and production taxes of approximately $0.7 million equates to $1.86 in lifting costs on total MCF equivalents of 413,120. Infinity-Wyoming also incurred $0.2 million in general and administrative costs and $0.1 million in DD&A expense, or approximately $0.93 per MCF equivalent for the period.

     During the quarter ended June 30, 2002 Infinity-Wyoming recorded $0.2 million in revenue on the sale of 10,685 barrels of oil, 8,814 barrels net to Infinity-Wyoming's interest (52,884 MCF equivalent), and $0.3 million in revenue on the sale of 160,687 MCF of natural gas, 132,556 MCF net to Infinity-Wyoming's interest, from 14 wells on its Pipeline and Labarge projects. Infinity-Wyoming had an additional 3 wells that were awaiting completion and 5 that were shut in. Infinity-Wyoming incurred $0.3 million in lease operating expenses, $0.1 million in production taxes and transportation fees to produce the oil and gas during the period ended June 30, 2002. The total production expense, transportation and production taxes of approximately $0.4 million equates to $2.15 in lifting costs on total MCF equivalents of 185,440. Infinity-Wyoming also incurred approximately $0.2 million in general and administrative costs and $0.1 million in DD&A expense, or approximately $1.26 per MCF equivalent for the period.

     The following table provides statistical information by field for production volumes, revenue and production costs for the quarter ended June 30, 2003 and 2002 (due to rounding the sum of the individual amounts presented may not equal the totals):

                                Infinity-Wyoming
                              Production Statistics

                               Pipeline          Labarge           Total
                           -------------     --------------    -------------
Volumes in 000's:          2003     2002     2003     2002     2003     2002
-----------------          ----     ----     ----     ----     ----     ----

Oil Sales Volumes (bls)     15.9     8.8      0.2      0.0     16.1      8.8
Gas Sales Volumes (mcf)    308.4   128.4      8.3      4.2    316.7    160.7
MCF Equivalents            403.8   181.2      9.3      4.2    413.1    185.4

Values in 000's:
----------------
Oil Revenue               $452.1  $227.4     $3.2     $0.0   $455.3   $227.4
Gas Revenue             $1,490.5  $275.4    $50.1     $9.2 $1,540.6   $284.6

Production Expense        $100.8  $158.5   $214.6   $132.8   $315.4   $291.3
Production Taxes          $209.1   $46.1     $6.0     $1.4   $215.1    $47.5
Transportation Expense    $232.1   $61.7     $6.6     $1.3   $238.7    $63.0

Per MCF Equivalent:
-------------------
Revenue                    $4.81   $2.84    $5.73    $2.19    $4.83    $2.76
Production Expense         $0.24   $0.90   $23.05   $31.63    $0.76    $1.57
Production Taxes           $0.52   $0.26    $0.64    $0.34    $0.52    $0.25
Transportation Expense     $0.57   $0.35    $0.70    $0.31    $0.58    $0.34

     Infinity Oil and Gas of Kansas, Inc. (Infinity-Kansas) recorded net revenue of $24,663 from its Kansas properties, operating expenses of $52,870 and production taxes of $267 during the quarter ended June 30, 2002.
Effective May 1, 2002 Infinity-Kansas sold its interest in the Owl Creek and Manson properties to West Central Oil, LLC for cash and notes receivable. Under the full cost method of accounting for oil and gas properties Infinity and its subsidiaries did not recognize a gain or loss on the sale of its oil and gas properties since the sale did not have a material impact on the relationship between the oil and gas property values and the value of the reserves associated with those properties. Infinity reduced its investment in the remaining oil and gas properties by approximately $244,000 on the sale of the property.

     CORPORATE ACTIVITIES: Infinity and its subsidiaries incurred approximately $0.8 million in expenses associated with corporate activities during the quarter ended June 30, 2003 compared to approximately $0.3 million in the quarter ended June 30, 2002. Included in the $0.5 million increase was approximately $0.3 million in legal, accounting and consulting fees with the detailed negotiations relating to a potential merger, which negotiations were terminated in May 2003, and the process leading up to those negotiations in which Infinity solicited and reviewed strategic alternatives. Infinity also allocated a greater percentage of internal costs to the merger activity so a smaller percentage of salaries were allocated to property development than occurred in the quarter ended June 30, 2002.

     OTHER INCOME AND EXPENSES: Other income and expense was a net expense of $0.7 million for the three months ended June 30, 2003 compared to $0.3 million
for the three months ended June 30, 2002.   Infinity, Inc. recognized a $0.5
million increase in interest expense associated with the amortization of financing costs. Infinity classifies the amortization as interest since the assets being amortized are associated with the recognition of loan costs incurred in obtaining financing.

                  Year to Date for periods ended June 30

     Infinity incurred a net loss of $(0.8) million, or $(0.11) per fully diluted share, in the six month period ended June 30, 2003 compared to a net loss after taxes of $(0.7) million, or $(0.10) per fully diluted share in the six month period ended June 30, 2002.

     Infinity experienced a $2.4 million increase in gross profit to $4.2 million in the six month period ended June 30, 2003 from $1.8 million for the six month period ended June 30, 2002. The increase in gross profit during the period ended June 30, 2003 compared to the period ended June 30, 2002 was the result of a $1.4 million, or approximately 40%, increase in oil field service revenue to $4.9 million from $3.5 million. The increase in revenue was partially offset by a $0.7 million, or 35%, increase in oil field service cost of services provided (See OIL FIELD SERVICES discussion below). Oil field service revenue for the six months ended June 30, 2002 was reduced by the elimination of $1.4 million of oil field service sales that were provided to Infinity-Wyoming by Consolidated for the development of its coal-bed methane properties. Additionally, gross profit comparisons were affected by a $2.5 million, or approximately 210% increase in sales of oil and gas from $1.2 million for the period ended June 30, 2002 to $3.7 million in the period ended

June 30, 2003 with a corresponding increase of $0.5 million in oil and gas production costs and $0.3 million increase in production taxes in the 2003 period (See OIL AND GAS PRODUCTION discussion below).

     Operating expenses for the six month period ended June 30, 2003 increased $0.8 from $2.0 million in the 2002 period to $2.8 million in the 2003 period. In 2003 Infinity incurred approximately $0.6 million in expenses associated with the detailed negotiations relating to a potential merger, which negotiations were terminated in May 2003, and the process leading up to those negotiations in which Infinity solicited and reviewed strategic alternatives. Infinity and its subsidiaries also recognized additional depreciation, depletion and amortization ("DD&A") expense of approximately $0.4 million during the six months ended June 30, 2003, an increase to approximately $1.1 million for the period compared to DD&A of approximately $0.7 million for the period ended June 30, 2002. The increase in DD&A was due to the increase in the investment in Consolidated's fleet.

     Interest expense and finance charges increased by $0.9 million to $1.2 million for the six months ended June 30, 2003 compared to $0.3 million for the six month period ended June 30, 2002. The increase was primarily due to an increase in outstanding debt in 2003 compared to 2002 and increased amortization of loan costs associated with options and warrants issued in
conjunction with new debt financing.    Infinity recognized approximately $0.7
million in amortization expense associated with these loan costs in the period
ended June 30, 2003 compared to $30,499 for the comparable 2002 period.   The
remaining $0.2 million increase was due to additional interest incurred during the six months.

     Infinity recognized a deferred income tax benefit of $0.5 million in the six month period ended June 30, 2002. The net operating losses generated in the six months ended June 30, 2003 increased Infinity's net deferred tax asset. Due to uncertainty as to the ultimate utilization of the net operating losses, the net deferred tax asset has been fully impaired. Therefore, Infinity has reflected no net tax expense or benefit for the six month period ended June 30, 2003.

     OIL FIELD SERVICES: Sales for the six month period ended June 30, 2003 increased to $4.9 million from $3.5 million in the six month period ended June 30, 2002. Sales of cementing services from Consolidated's Bartlesville, Oklahoma camp increased by approximately $0.3 million and revenue from fracturing services from that camp increased by approximately $0.7 million in the six months ended June 30, 2003 compared to the comparable period in 2002. The increase in revenue was primarily due to an increase in development activity during the second quarter of 2003 as customers move from the evaluation of prospects to the full scale development of their prospects in areas serviced from the Bartlesville facility. As was discussed in the results of the quarter ended June 30, 2003 revenue from cementing services provided from Consolidated's Gillette, Wyoming facility increased by approximately $0.3 million due the Powder River Basin of Wyoming becoming an active coal bed methane development play again. Crews from the Gillette facility cemented over 130 wells in the six months ended June 30, 2003 compared to 43 in the comparable period of 2002. The following table details the increase in gross revenue in millions of dollars, before discounts, for the periods based on the number and type of jobs performed:

                        Oil Field Service Statistics
                              ($ in millions)

                     2003                 2002                CHANGE
               ----------------     ----------------     ----------------
 JOB TYPE      JOBS     REVENUE     JOBS     REVENUE     JOBS     REVENUE
----------     ----     -------     ----     -------     ----     -------
Cementing       687      $1.7        331      $1.0        356      $0.7
Acidizing       446      $0.6        390      $0.5         56      $0.1
Fracturing       446     $2.8        396      $2.2         50      $0.6

     The increase in the number of cementing jobs performed reflects the increase in the number of wells being drilled in eastern Kansas and northeastern Oklahoma as well as in Wyoming. As well testing is completed on the newly drilled wells, completion and stimulation activities such as acidizing and fracturing should increase. Management believes that the increase in the number of wells cemented by Consolidated during the six months is a good indicator of future increases in its acidizing and fracturing activities as well.

     The additional activity also led to an increase in the cost of goods sold of approximately $0.7 million. The increase in cost of goods sold was due to the increase in materials of approximately $0.3 million, an increase in labor costs of approximately $0.2 million and an increase in equipment operating
costs and maintenance of approximately $0.2 million.    Depreciation on
equipment also increased approximately $0.3 million to $0.7 million for the six month period ended June 30, 2003 compared to depreciation of $0.4 million for the period ended June 30, 2002. The increase in depreciation was mainly due to the increase in value of depreciable equipment due to recent investments in Consolidated's fleet. General and administrative expenses for oil field services for 2003 were comparable to the same period in 2002.

     OIL AND GAS PRODUCTION: During the six months ended June 30, 2003 Infinity-Wyoming recorded approximately $1.0 million in revenue on the sale of 38,936 barrels net to Infinity-Wyoming's interest (197,706 MCF equivalents), and approximately $2.7 million in revenue on the sale of 739,110 MCF of natural gas, 625,503 MCF net to Infinity-Wyoming's interest, from its Pipeline and Labarge projects. Infinity-Wyoming incurred $0.8 million in lease operating expenses, $0.4 million in production taxes, and $0.4 million in transportation fees to produce the oil and gas during the six month period ended June 30, 2003. The total production expense, transportation and production taxes of approximately $1.6 million equates to $2.09 in lifting
costs on total MCF equivalents of 823,209.   Infinity-Wyoming also incurred
$0.5 million in general and administrative costs and $0.3 million in DD&A expense, or approximately $0.93 per MCF equivalent for the period. The general and administrative expense included approximately $0.2 million in costs associated with the detailed negotiations relating to a potential merger, which negotiations were terminated in May 2003, and the process leading up to those negotiations in which Infinity solicited and reviewed strategic alternatives. Excluding these costs general and administrative costs for Infinity-Wyoming were unchanged when compared to the prior year period.

     During the six month period ended June 30, 2002 Infinity-Wyoming recorded $0.5 million in revenue on the sale of 25,771 barrels of oil, 21,261 barrels net to Infinity-Wyoming's interest (127,566 MCF equivalent), and $0.5 million in revenue on the sale of 301,982 MCF of natural gas, 225,901 MCF net to Infinity-Wyoming's interest, from its Pipeline and Labarge projects. Infinity-Wyoming incurred approximately $0.4 million in lease operating expenses, $0.1 million in production taxes and $0.1 million in transportation fees to produce the oil and gas during the period ended June 30, 2002. The total production expense, transportation and production taxes of approximately $0.6 million equates to $2.09 in lifting costs on total MCF equivalents of

383,467. Infinity-Wyoming also incurred approximately $0.3 million in general and administrative costs and $0.1 million in DD&A expense, or approximately $1.11 per MCF equivalent for the period.

     The following table provides statistical information by field for production volumes, revenue and production costs for the six month period ended June 30, 2003 and 2002 (due to rounding the sum of the individual amounts presented may not equal the totals:

                              Infinity-Wyoming
                           Production Statistics

                               Pipeline          Labarge           Total
                           -------------     --------------    -------------
Volumes in 000's:          2003     2002     2003     2002     2003     2002
-----------------          ----     ----     ----     ----     ----     ----
Oil Sales Volumes (bls)    32.8     21.2      0.2      0.0     33.0     21.2
Gas Sales Volumes (mcf)   614.8    251.7     10.7      4.2    625.5    255.9
MCF Equivalent            811.9    379.3     11.3      4.2    823.2    383.5

Values in 000's:
----------------
Oil Revenue            $1,015.6   $488.9     $2.7     $0.0 $1,018.3   $488.9
Gas Revenue            $2,655.7   $521.1    $60.1     $9.2 $2,715.8   $530.3

Production Expense       $275.0   $253.9   $568.7   $186.8   $843.7   $440.7
Production Taxes         $419.2   $112.8     $7.1     $1.4   $426.3   $114.2
Transportation Expense   $445.3   $118.2     $4.0     $1.3   $449.3   $119.5

Per MCF Equivalent:
-------------------
Revenue                   $4.52    $2.70    $5.55    $2.19    $4.53    $2.69
Production Expense        $0.33    $0.85    $50.26  $31.63    $1.02    $1.52
Production Taxes          $0.52    $0.25    $0.63    $0.34    $0.52    $0.25
Transportation Expense    $0.55    $0.34    $0.35    $0.31    $0.55    $0.32

     The increase in production was primarily a result of the increased number of wells producing in each period as discussed in the results of operations for the three month period.

     Infinity Oil and Gas of Kansas, Inc. (Infinity-Kansas) recorded net revenue of $0.2 million from its Kansas properties, operating expenses of $0.2 million and production taxes of $1,130 during the six months ended June 30,
2002.   Effective May 1, 2002 Infinity-Kansas sold its interest in the Owl
Creek and Manson properties to West Central Oil, LLC for cash and notes receivable. Under the Full Cost method of accounting for oil and gas properties Infinity and its subsidiaries did not recognize a gain or loss on the sale of its oil and gas properties since the sale did not have a material impact on the relationship between the oil and gas property values and the value of the reserves associated with those properties. Infinity reduced its investment in the remaining oil and gas properties by approximately $244,000 on the sale of the property.

     CORPORATE ACTIVITIES: Infinity and its subsidiaries incurred approximately $1.2 million in expenses associated with corporate activities during the six month period ended June 30, 2003 compared to approximately $0.7 million in the period ended June 30, 2002. Included in the $0.5 million increase was approximately $0.3 million in legal, accounting and consulting fees associated with the detailed negotiations relating to a potential merger, which negotiations were terminated in May 2003, and the process leading up to those negotiations in which Infinity solicited and reviewed strategic alternatives.

     OTHER INCOME AND EXPENSES: Other income and expense was a net expense of $1.2 million for the six months ended June 30, 2003 compared to $0.3 million
for the six months ended June 30, 2002.   Infinity, Inc. recognized a $0.9
million increase in interest expense of which $0.7 million was associated with the amortization of financing costs. Infinity classifies the amortization as interest since the assets being amortized are associated with the recognition of loan costs incurred in obtaining financing.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, the Company had a working capital deficit of $4.8 million compared to a working capital deficit of $3.1 million at December 31, 2002. The increase in the working capital deficit was the result of borrowing an additional $2.2 million in current debt, the reclassification of approximately $0.3 million from long term to current debt and increases in trade payables and accrued expenses of $0.7 million. A significant portion of the increase in accrued expenses is due to revenue and taxes payable concurrent with the increase in oil and gas production. The increases in current liabilities were offset by a $0.4 million increase in revenue receivable for oil and gas production and a $0.7 million increase in trade receivables associated with oil and gas services provided.

     During the six month period ended June 30, 2003 cash provided by operations was $0.8 million compared to cash used in operating activities during the six months ended June 30, 2002 of $(2.7) million. The increase is primarily due to the increase in non cash expenses of $1.7 million and a $2.1 million reduction in the change in operating assets (accounts receivable, inventories and prepaid expenses) and operating liabilities (accounts payable and accrued expenses) during the 2003 period compared to the 2002 period. Infinity utilized cash of approximately $0.1 million due to the change in operating assets and liabilities in the six months ended June 30, 2003 compared to using $2.2 million in the comparable 2002 period.

     During the period ended June 30, 2003 Infinity used $3.3 million in developing investing activities by investing $3.0 million in oil and gas properties, $0.3 million in other assets and intangibles and $0.1 million in property and equipment. This compares to Infinity investing $7.0 million in oil and gas properties, $4.0 million in marketable securities, $1.1 million in property and equipment, and $0.9 million in other assets and intangibles during the period ended June 30, 2002. Offsetting the use of cash in investing activities in 2002 was the receipt of $0.8 million from the sale of marketable securities, $0.2 million from the sale of property and equipment and $0.2 million from the sale of oil and gas properties resulting in Infinity using a total of $11.9 million in investing activities during the period ended June 30, 2002.

     During the period ended June 30, 2003 Infinity borrowed $3.1 million with which to pay interest on its convertible notes and costs incurred in the development of its oil and gas properties. During January, 2003 Infinity borrowed $0.75 million from stockholders with principal and interest of 5.25 % due January 4, 2004. Infinity-Wyoming also borrowed $0.25 million from a local bank in order to pay outstanding balances related to the development of
its coal bed methane properties.   This loan is payable in ten payments of
$25,000, four of which have already been made, plus interest of 6.75%. On April 18, 2003 Infinity issued $1.0 million in 12% Bridge Notes due April 16,
2004.    The proceeds from these notes were used to pay current payables and a short term bridge note Infinity had issued a few days earlier. In June 2003 Infinity-Wyoming also converted a trade payable to a vendor for development activities on oil and gas properties to a one year note. Subsequent to June 30 this note and the $1.0 million in 12 % Bridge Notes were paid in full from the proceeds of the $3.85 million bridge loan discussed below.

     As of June 30, 2003 Consolidated had borrowings of $0.9 million on a revolving credit line, $1.5 million on a term loan and $0.5 million on a capital expenditures line. Consolidated will make monthly payments of $80,626 plus interest and $15,000 plus interest on the term note and capital expenditures line, respectively until December 31, 2004, at which time the remaining principal and interest will be due. Infinity and its subsidiaries owe approximately $4.2 million for real estate and equipment loans secured by assets of Infinity and its subsidiaries. These notes mature in one to eighteen years and have current payments of approximately $58,000 per month.

     Infinity received proceeds from the issuance of common stock, upon the exercise of 142,450 options, of $0.8 million during the period ended June 30, 2003.

     Subsequent to June 30, 2003 Infinity borrowed $3.85 million to pay outstanding payables, and the $1.0 million outstanding on the 12% Bridge Loan Notes that were issued in April 2003, and to pay for completion work on existing oil and gas wells. The new notes are secured by a priority interest in the Pipeline and Labarge properties and accrue interest at the rate of 12% per annum. The notes are due October 3, 2003. The lender also received a 4% Overriding Royalty Interest in Infinity-Wyoming's existing wells on the Labarge and Pipeline properties.

     On August 18, 2003, Infinity Oil and Gas of Wyoming, Inc. received a commitment letter from U.S. Bank National Association ("U.S. Bank") to provide debt financing pursuant to a Secured Revolving Borrowing Base Credit Facility ("Facility"). The closing of the Facility is subject to a number of conditions, including, among others, U.S. Bank's satisfaction with the results of their due diligence investigation, credit approvals, and the negotiation and execution of mutually acceptable loan documentation. If U.S. Bank elects to provide funding on the terms set forth in the commitment letter, management expects the closing on the Facility to occur on or about August 31, 2003. Although the commitment letter provides for funding of up to $25,000,000, the total amount made available to Infinity-Wyoming under the Facility is subject to an initial and semi-annual borrowing base determinations, which determinations are dependent upon the volume of oil and gas production expected, the term and price of hedging contracts in place, and the costs associated with producing the oil and gas and associated general and administrative expense. Infinity Oil and Gas of Wyoming, Inc. and U.S. Bank will each have the option to request one additional re-determination during each calendar year. It is currently contemplated that the initial amount made available would be $5,500,000.

     The initial advance on the Facility, if obtained, will be used to repay the 90 Day Bridge Loan Notes issued to Highbridge/Zwirn Special Opportunities Fund LP and the $750,000 notes issued in January, 2003, initial loan costs of approximately $110,000, and legal fees associated with the negotiation and closing of the Facility.

     It is currently contemplated that interest on the Facility would accrue and be due and payable monthly at the rate of the U.S. Bank Prime Rate plus 100 basis points. As of August 18, 2003, that interest rate would be 5% per annum.

     The working capital deficit as of June 30 was $4.8 million. Infinity expects to spend approximately $2.8 million meeting its minimum drilling and completion, pipeline installation and environmental impact study obligations during the next year and incur approximately $0.7 million in additional interest on its outstanding notes. Infinity also expects to incur approximately $1.0 million in corporate cash usage during the next year.

     Consolidated expects to generate approximately $3.8 million in operating cash flow from the oil field service business during the remainder of 2003 and the first half of 2004. The cash flow from this business segment is expected to be driven by an increase in business in the Powder River Basin of Wyoming as drilling activity increases as a result of the completion of the Powder River environmental impact study and an increase in oil field service operations in Eastern Kansas and Northeastern Oklahoma as customers move forward with development activities on leases that will be expiring within the next two years. Infinity-Wyoming is also expected to generate approximately $4.6 million in operating cash flow from oil and gas production operations during the remainder of 2003 and the first half of 2004. Management has revised its estimate of future production from the wells on the Pipeline project to increase to approximately 5,000 MCF per day due to additional wells being added to compression capabilities during July, 2003 and by bringing additional wells on line during the year. In addition to the increase in production, Infinity-Wyoming has contracts in place to sell 3,500 MMBTU per day at $4.71 and 1,000 MMBTU per day at $3.00 per MMBTU through March, 2004 and November, 2003 respectively. Production expenses are expected to stay fairly steady during the period.

                 Recap of Current Minimum Cash Requirements
                                (In Millions)

              Current working capital deficit      $  4.8
              Property development requirements       2.8
              Interest on notes                       0.7
              Corporate cash usage                    1.0
                                                   ------
              Total current requirements                  $ 10.3

              Sources of Cash

              Consolidated operations              $  3.8
              Infinity-Wyoming operations             4.6
              U.S. Bank Facility, net of
               loan costs                             5.4
                                                   ------
              Total sources                               $ 13.8
                                                          ------

              Cash available                              $  3.5
                                                          ======

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

     Infinity-Wyoming could have capital expenditures, subject to permitting requirements, beyond its development obligations discussed above of up to approximately $15.7 million. Those additional anticipated expenditures are as follows: (1) drill and complete ten additional production wells and two disposal wells and install the related facilities on the LaBarge acreage at a cost of approximately $8.1 million; (2) drill and complete five production wells and one disposal well and the related facilities on the Antelope acreage at a cost of $3.5 million; (3) drill and complete five wells in addition to the wells required to meet leasehold obligations in the Pipeline field at a cost of $2.0 million; and (4) drill and complete a horizontal Niobrara well in the Sand Wash Basin at a cost of $1.8 million. Infinity-Wyoming also anticipates incurring additional costs of approximately $0.3 million for various land acquisitions to fill in acreage within existing properties. In order to fund Infinity-Wyoming's anticipated additional capital expenditures, Infinity-Wyoming will be required to pursue funding through the increase of the borrowing base on the U.S. Bank Facility or other conventional bank financing, the forward sale of its oil and gas production or through the public or private equity or debt market pursued by the parent. The amount of progress that Infinity-Wyoming will be able to make on the development of its properties will be dependent upon its ability to obtain the proper permits for the development and to fund the development. Obtaining permits and sufficient funding to meet these additional capital expenditures cannot be assured.

Non-Cash Charges
----------------

     Upon the anticipated payoff of short-term financings in the third quarter of 2003, amortization of non-cash loan costs associated with obtaining that debt will be accelerated. Infinity anticipates it will have a material charge to interest expense in the third quarter related to a portion of the amortization of the loan costs.

                  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Infinity believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     RESERVE ESTIMATES: Infinity's estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulation of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance, ad-valorem and excise taxes, development costs and work-over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of Infinity's oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to Infinity's reserves will likely vary from estimates, and such variances may be material.

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

                                   ITEM 3.
         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Infinity's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity's United States crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a monthly low of $3.04 to a monthly high of $5.01 per MCF during the six months ended June 30, 2003. Oil price realizations ranged from a monthly low of $27.37 per barrel to a monthly high of $35.08 per barrel during the period.

     Infinity-Wyoming periodically enters into hedging activities on a portion of its projected natural gas production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels in order to manage Infinity-Wyoming's cash flow by reducing the exposure to gas price fluctuations. Realized gains or losses from Infinity-Wyoming's cash flow risk management activities are recognized in gas production revenues. In the six month period ended June 30, 2003, the effect of Infinity-Wyoming hedging its gas production compared to if it had sold the gas on the spot market was insignificant.

                                    ITEM 4.
                            CONTROLS AND PROCEDURES

     As of June 30, 2003, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

     On April 15, 2003, Infinity received $0.3 million from two investors as short-term bridge loans. The bridge loans, which were due June 15, 2003 were repaid on April 21, 2003. In connection with these loans, Infinity issued five-year options to the investors to purchase up to an aggregate of 51,000 shares of Infinity's Common Stock at $8.75 per share. In connection with these transactions Infinity relied on Section 4(2) of the Securities Act of 1933. The investors were sophisticated investors who were given complete information concerning Infinity.

     On April 17, 2003, Infinity received $1.0 million from an unrelated party when it issued 12% Senior Unsecured Bridge Notes. The notes were due April 16, 2004 and were repaid July 7, 2003. In connection with these loans, Infinity issued five year warrants to purchase up to an aggregate of 212,500 shares of Infinity's Common Stock at $8.75 per share. In connection with these transactions Infinity relied on Section 4(2) of the Securities Act of 1933. The investors were sophisticated investors who were given complete information concerning Infinity.

     On May 23, 2003 Infinity issued five year options to purchase up to an aggregate of 150,000 shares of Infinity's common stock at $8.75 per share as incentive for the lender of the $3,000,000 bridge loan to extend the term of the loan until January 30, 2005. In connection with these transactions Infinity relied on Section 4(2) of the Securities Act of 1933. The investors were sophisticated investors who were given complete information concerning Infinity.

     On June 18, 2003 Infinity issued five year options to purchase up to an aggregate of 125,000 shares of Infinity's common stock at $8.75 per share as incentive to a shareholder to facilitate a bridge loan. In connection with this transaction Infinity relied on Section 4(2) of the Securities Act of 1933. The investor is a sophisticated investors who was given complete information concerning Infinity.

     On June 26, 2003 Infinity issued five year options to purchase up to an aggregate of 225,000 shares of Infinity's common stock at $8.75 per share as an incentive for the lender to amend the terms of the $3,000,000 bridge loan. In connection with these transactions Infinity relied on Section 4(2) of the Securities Act of 1933. The investors were sophisticated investors who were given complete information concerning Infinity.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Three issues were presented to Stockholders of the Infinity, Inc. for consideration at the Annual Stockholders Meeting that was held June 5, 2003 at Infinity's headquarters in Chanute, Kansas. These issues, all of which were approved at the annual Stockholders meeting, were:

     (a) The election of four (4) Directors of the Company to serve until the next annual Meeting of Shareholders and until their successors have been duly elected and qualified;

     (b) The ratification of the appointment of Ehrhardt Keefe Steiner & Hottman P. C., as Infinity's independent auditors;

     (c)  The approval of the Company's 2003 Stock Option Plan;

     The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and any broker non-votes, as to each of the matters presented at the meeting:

Election of Directors:

                 Nominee              For             Withheld
                 -------              ---             --------

             George R. Jones       6,697,629          184,685
             Leroy C. Richie       6,697,629          184,685
             Stanton E. Ross       6,697,629          184,685
             O. Lee Tawes          6,685,629          196,685

Appointment of Ehrhardt Keefe Steiner & Hottman:

                   For              Against            Abstain
                   ---              -------            -------

                6,807,146           56,495              18,673

Approval of 2002 Stock Option Plan:

                   For              Against            Abstain
                   ---              -------            -------

                6,023,397           665,779            193,138

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      31.1     Certification of Chief              Filed herewith
               Executive Officer Pursuant          electronically
               To Section 302 of the
               Sarbanes-Oxley Act of
               2002.

      31.2     Certification of Chief              Filed herewith
               Financial Officer Pursuant          electronically
               to Section 302 of the
               Sarbanes-Oxley Act of
               2002.

      32.1     Certification of Chief              Filed herewith
               Executive Officer Pursuant          electronically
               to 18 U.S.C. Section 1350

      32.2     Certification of Chief              Filed herewith
               Financial Officer Pursuant          electronically
               to 18 U.S.C. Section 1350

     (b)   Reports on Form 8-K:

     Infinity filed one Form 8-K dated May 15, 2003 reporting information under Items 7 and 9 of that Form.


                                  SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INFINITY, INC.


Dated:  August 19, 2003           By:/s/ Stanton E. Ross
                                     Stanton E. Ross, President


Dated:  August 19, 2003           By:/s/ Jon D. Klugh
                                     Jon D. Klugh, Chief Financial Officer