Form 10QSB
period 2003-09-30
INFINITY INC
filed 2003-11-19
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 2003

                                      OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _______ to ________.

                        Commission File Number: 0-17204

                                 INFINITY, INC.
          (Exact Name of Registrant as Specified in its Charter)

          Colorado                                     84-1070066
-------------------------------              ----------------------------
(State or Other Jurisdiction of              (IRS Employer Identification
Incorporation or Organization)                          Number)

                 211 West 14th Street, Chanute, Kansas  66720
          ----------------------------------------------------------
          Address of Principal Executive Offices, Including Zip Code

                                (620) 431-6200
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                      N/A
              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                        if Changed Since Last Report)

Indicate by check mark whether the regtistrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     [X]   Yes             [ ]   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     [ ]   Yes             [X]   No

There were 8,185,546 shares of the Registrant's Common Stock outstanding as of November 18, 2003.






                                INFINITY, INC.

                                  FORM 10-Q

                                    INDEX

                                                                   Page
Part I     Financial Information                                  Number

Item 1.    Financial Statements:

           Consolidated Balance Sheets .........................     3

           Consolidated Statements of Operations ...............     4

           Consolidated Statements of Comprehensive Income
            (Loss)..............................................     6

           Consolidated Statement of Changes in Stockholder's
             Equity ............................................     7

           Consolidated Statements of Cash Flows ...............     8

           Notes to Consolidated Financial Statements ..........    10

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations ......    16

Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk ........................................    31

Item 4.    Controls and Procedures .............................    31

Part II:   Other Information ...................................    32

Signatures .....................................................    33





















                                      2



                       INFINITY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                          Sept. 30, 2003    Dec. 31, 2002
                                                          --------------    -------------
                                                            (Unaudited)
Current Assets
 Cash                                                     $ 1,336,536       $   867,017
 Accounts receivable, less allowance
  for doubtful accounts of $25,000                          1,889,890         1,493,224
 Inventories                                                  381,810           340,217
 Prepaid expenses and other                                   260,867           278,510
 Derivative instruments                                       858,335              -
                                                          -----------       -----------
     Total current assets                                   4,727,438         2,978,968

Oil and gas properties, using full cost accounting net
 of accumulated depreciation, depletion and amortization
  Subject to amortization                                  20,120,384        19,107,427
  Not subject to amortization                              17,634,409        13,176,850
Property and equipment, at cost, less accumulated
 depreciation and impairment                               10,450,435        10,315,068
Intangible assets, at cost, less accumulated amortization   4,815,639         5,299,881
Notes receivable, less current portion                      1,584,938         1,597,053
Other assets, net                                             134,855           655,022
                                                          -----------       -----------
     Total assets                                         $59,468,098       $53,130,269
                                                          ===========       ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current portion of long-term debt                          1,849,339         2,227,195
 Accounts payable                                           1,167,702         2,875,900
 Accrued expenses                                           1,463,062           969,526
                                                          -----------       -----------
     Total current liabilities                              4,480,103         6,072,621
Long-term liabilities
 Asset retirement obligations                                 460,226              -
 8% subordinated convertible notes payable                  2,868,000         4,243,000
 7% subordinated convertible notes payable                 10,830,000        12,540,000
 Long-term debt, related party                              3,000,000         3,000,000
 Long-term debt, less current portion                       9,711,299         4,464,156
                                                          -----------       -----------
     Total liabilities                                     31,349,628        30,319,777
                                                          -----------       -----------
Stockholders' equity
 Common stock, par value $.0001, authorized 300,000,000
  shares, issued and outstanding 8,183,046 shares;
  7,558,462 shares                                                818               756
 Additional paid-in-capital                                32,614,147        22,870,449
 Accumulated other comprehensive gain (loss)                  858,335           (77,301)
 (Accumulated deficit)/retained earnings                   (5,354,830)           16,588
                                                          -----------       -----------
     Total stockholders' equity                            28,118,470        22,810,492
                                                          -----------       -----------
Total liabilities and stockholders' equity                $59,468,098       $53,130,269
                                                          ===========       ===========

The consolidated balance sheet at December 31, 2002 has been derived from the consolidated audited financial statements at that date.

                         See Notes to Consolidated Financial Statements

                                       3


                      INFINITY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           Three Months Ended September 30,
                                                 2003            2002
                                             -----------     -----------
Revenues
 Oil and gas service operations              $ 3,678,867     $ 2,398,449
 Oil and gas sales                             1,562,639         418,552
                                             -----------     -----------
     Total revenues                            5,241,506       2,817,001
                                             -----------     -----------
Cost of sales
 Oil and gas service operations                1,823,966       1,251,743
 Oil and gas production expenses                 489,785         373,297
 Oil and gas production taxes                    163,444          28,774
                                             -----------     -----------
     Total cost of sales                       2,477,195       1,653,814
                                             -----------     -----------
Gross profit                                   2,764,311       1,163,187
                                             -----------     -----------
General and administrative expense             1,239,062       1,226,994
Depreciation, depletion and amortization
 expense                                         869,558         271,375
                                             -----------     -----------
     Total other operating expenses            2,108,620       1,498,369
                                             -----------     -----------
     Operating income (loss)                     655,691        (335,182)
                                             -----------     -----------
Other income (expense)
 Interest and other income                        35,961          59,982
 Amortization of non-cash loan costs          (4,230,469)           -
 Amortization of cash loan costs                (410,883)           -
 Interest expense                               (552,114)       (202,388)
 Loss on sales of assets                         (23,392)           -
                                             -----------     -----------
     Total other income (expense)             (5,180,897)       (142,406)
                                             -----------     -----------
Net loss before income taxes                  (4,525,206)       (477,588)

Income tax benefit                                  -            184,000
                                             -----------     -----------
     Net loss                                $(4,525,206)    $  (293,588)
                                             -----------     -----------
Net loss per common share                    $     (0.55)    $     (0.04)
                                             -----------     -----------
Net loss per diluted common share            $     (0.55)    $     (0.04)
                                             -----------     -----------
Weighted average basic shares outstanding      8,178,003       7,431,416
Weighted average diluted shares outstanding    8,178,003       7,431,146


               See Notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            Nine Months Ended September 30,
                                                 2003            2002
                                             -----------     -----------
Revenues
 Oil and gas service operations              $ 8,552,827     $ 5,901,636
 Oil and gas sales                             5,296,729       1,622,274
                                             -----------     -----------
Total revenues                                13,849,556       7,523,910
                                             -----------     -----------

Cost of sales
 Oil and gas service operations                4,556,122       3,258,101
 Oil and gas production expenses               1,783,065       1,127,504
 Oil and gas production taxes                    589,793         144,118
                                             -----------     -----------
     Total cost of sales                       6,928,980       4,529,723
                                             -----------     -----------
Gross profit                                   6,920,576       2,994,187
                                             -----------     -----------
General and administrative expense             4,028,375       3,231,830
Depreciation, depletion and amortization
 expense                                       1,928,250         930,770
                                             -----------     -----------
     Total other operating expenses            5,956,625       4,162,600
                                             -----------     -----------
     Operating income (loss)                     963,951      (1,168,413)
                                             -----------     -----------
Other income (expense)
 Interest and other income                       114,737          65,723
 Amortization of non-cash loan costs          (4,825,913)        (36,195)
 Amortization of cash loan costs                (476,356)         (4,474)
 Interest expense                             (1,120,751)       (517,093)
 Gain (loss) on sales of assets                  (27,086)          7,998
                                             -----------     -----------
     Total other (expense)                    (6,335,369)       (484,041)
                                             -----------     -----------
     Net loss before income taxes             (5,371,418)     (1,652,454)

Income tax benefit                                  -            636,000
                                             -----------     -----------
     Net loss                                $(5,371,418)    $(1,016,454)
                                             -----------     -----------

Net loss per common share                    $     (0.67)    $     (0.14)
                                             -----------     -----------
Net loss per diluted common share            $     (0.67)    $     (0.14)
                                             -----------     -----------

Weighted average basic shares outstanding      7,998,635       7,103,359
Weighted average diluted shares outstanding    7,998,635       7,103,359



                See Notes to Consolidated Financial Statements

                      INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (UNAUDITED)


                               Three Months Ended September 30   Nine Months Ended September 30
                                  2003               2002             2003            2002
                               -----------         ---------      -----------      ----------

Net loss                       $(4,525,206)        $(293,588)     $(5,371,418)     $(1,016,454)

Other Comprehensive Income:
  Unrealized gain on commodity
  price swap net of deferred
  tax expense of $9,380:           152,159              -             920,651             -

Reclassifications, net of
 deferred tax benefit of
 $9,380:                            14,985              -              14,985             -
                               -----------         ---------      -----------      -----------
Total Other Comprehensive
 Income                            167,144              -             953,636             -
                               -----------         ---------      -----------      -----------
Comprehensive Loss             $(4,692,350)        $(293,588)     $(4,435,782)     $(1,016,454)
                               ===========         =========      ===========      ===========































                 See Notes to Consolidated Financial Statements

                         INFINITY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                 Additional       Other          (Accumulated         Total
                                Common Stock       Paid-In     Comprehensive   Deficit) Retained  Stockholders'
                              Shares     Amount    Capital     Income (Loss)       Earnings          Equity
                             ---------   ------  ----------    --------------  -----------------  -------------
Balance, December 31, 2002   7,558,462    $756   $22,870,449     $(77,301)          $16,588        $22,810,492

Issuance of  common stock
 for cash upon the exercise
 of options                    143,669      14       820,468         -                 -               820,482

Conversion of 7% and 8%
 subordinated convertible
 notes and accrued interest
 into common stock             480,915      48     3,132,511         -                 -             3,132,559

Options issued in connec-
 tion with $750,000 bridge
 loans                             -        -        750,000         -                 -               750,000

Options issued in connection
 with $300,000 bridge loans        -        -        300,000         -                 -               300,000

Options and warrants issued
 in connection with $1,000,000
 bridge loans                      -        -      1,000,000         -                 -             1,000,000

Options issued in connection
 with the extension of the
 $3,000,000 bridge loans           -        -        730,130         -                 -               730,130

Options issued in connection
 with a consulting agreement       -        -        642,841         -                 -               642,841

Options issued in connection
 with the revision of the
 terms of the $3,000,000
   bridge loans                    -        -      1,120,358         -                  -            1,120,358

Options issued in connections
 with the $3,850,000 Petrobridge
 financing                         -        -      1,247,390         -                  -            1,247,390

Other comprehensive income;
 unrealized income on the
 commodity price swap, net
 of tax effect                     -        -           -         935,636               -              935,636

Net loss for period                -        -           -            -            (5,371,418)       (5,371,418)
                             ---------   ----   -----------     --------         -----------       -----------
Balance, September 30, 2003  8,183,046   $818   $32,614,147     $858,335         $(5,354,830)      $28,118,470
                             =========   ====   ===========     ========         ===========       ===========







See notes to Consolidated Financial Statements

                        INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Nine Months Ended September 30,
                                                 2003            2002
                                             -----------     -----------

Cash flows from operating activities
 Net loss                                    $(5,371,418)    $(1,016,454)
 Adjustments to reconcile net loss to
  net cash provided by/(used in)
  operating activities
   Depreciation, depletion and amortization    1,928,250         930,770
   Amortization of loan costs included in
    interest expense                           5,302,269          40,669
   Deferred income taxes                            -           (636,000)
   (Gain)/loss on sale of assets                  27,086          (7,998)
   (Increase) decrease in operating assets
    Accounts receivable                         (396,666)        (66,294)
    Inventories                                  (41,593)        (14,496)
    Prepaid expenses                             (29,852)       (101,159)
   Increase (decrease) in operating
   liabilities
    Accounts payable                          (1,444,817)     (1,269,528)
    Accrued expenses                             666,788         450,002
                                             -----------     -----------
Net cash provided by/(used in) operating
 activities                                      640,047      (1,690,488)
                                             -----------     -----------

Cash flows from investing activities
 Proceeds from sale of marketable securities        -            750,000
 Investment in marketable securities                -           (675,616)
 Investment in oil and gas properties         (3,551,079)    (10,027,540)
 Investment in other assets and intangibles     (685,545)     (1,043,275)
 Purchase of property and equipment             (447,746)     (1,311,654)
 Proceeds from sale of oil and gas properties       -            180,000
 Proceeds from sale of property and equipment     44,211         160,000
 Payment(s) on note receivable                    11,218           3,529
                                             -----------     -----------
Net cash used in investing activities         (4,628,941)    (11,964,556)
                                             -----------     -----------
Cash flows from financing activities
 Proceeds from notes payable                  11,452,861       2,397,499
 Sale of subordinated notes                         -         12,540,000
 Increase in borrowings on long-term debt           -          3,821,117
 Proceeds from issuance of common stock          820,482       1,663,489
 Repayment of long-term debt                  (7,814,930)     (6,139,586)
                                             -----------     -----------
 Net cash provided by financing activities     4,458,413      14,282,519
                                             -----------     -----------
Net increase in cash                             469,519         627,475

Cash, beginning of period                        867,017         665,898
                                             -----------     -----------
Cash, end of period                          $ 1,336,536     $ 1,293,373
                                             ===========     ===========

                 See notes to Consolidated Financial Statements

                         INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             Nine Months Ended September 30,
                                                   2003          2002
                                                ---------     ---------

Supplemental cash flow disclosures:

Cash paid for interest, net of amounts
 capitalized                                    $ 897,790     $ 413,271

Non-cash transactions:
 Amortization of loan fees - Included in
   full cost pool for oil and gas properties    2,714,974     1,806,920

 Change in accumulated other comprehensive
  income, net of income taxes                     935,636          -

 Property and equipment acquired through
  seller financed debt, net                       967,975          -

 Stock-based compensation for options
  issued with bridge loans recorded as
  loan costs                                    5,790,719     1,347,728

 Stock-based compensation for options
  issued with, and beneficial conversion
  feature on senior subordinated notes issued        -        1,386,044

 Conversion of subordinated debt and accrued
  interest to common stock                      3,132,559     2,174,070

 Sale of oil and gas property in exchange
  for note receivable                                -        1,620,000

 Increase in asset retirement obligations         447,357          -


















               See Notes to Consolidated Financial Statements

                       INFINITY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

     The summary of registrant's significant accounting policies is incorporated by reference to the annual report on Form 10-KSB at December 31, 2002 of Infinity, Inc. ("Infinity").

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(2)  Going Concern

     Infinity's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 2003, Infinity had consolidated losses of approximately $5.4 million, and working capital at September 30, 2003 of approximately $0.2 million.

     Infinity also has minimum drilling and development obligations during the next twelve months of approximately $3.0 million and leasing obligations of approximately $0.7 million in order to maintain its interest in its present leasehold positions. In addition, management estimates cash requirements of $1.6 million for interest on notes and $1.0 million for general corporate purposes during the next twelve months. Thus, in total, Infinity has current minimum cash requirements during the next 12 months of approximately $6.3 million at September 30, 2003.

     Management believes it will be able to fund its current minimum cash requirements through its operations. In order to fund any additional capital expenditures, Infinity will be required to pursue additional funding from the
U. S. Bank facility after a borrowing base re-determination, through additional conventional bank financing, the forward sale of its oil and gas production, or through the public or private equity or debt markets. The ability of the Company to achieve the required operating results and additional funding cannot be assured.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Infinity be unable to continue as a going concern.

(3)  Derivative Instruments

     During the nine months ended September 30, 2003, the Company had three commodity price swap agreements as follows:

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

The contracts called for the Company to receive or make payments based upon the differential between the hedge price and the market gas price, as defined in the contracts, for the notional quantity. During the nine months ended September 30, 2003, the Company realized a reduction in revenue of approximately $24,365 on the three commodity swaps which has been included in natural gas revenues in the accompanying Consolidated Statement of Operations and in cash provided by operating activities in the accompanying Consolidated Statement of Cash Flows. At September 30, 2003, the Company has a derivative asset of approximately $858,000 related to the remaining financial hedge.

(4)  Asset Retirement Obligations

     Effective January 1, 2003, Infinity adopted the provisions of Financial Accounting Standard No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations". SFAS 143 requires Infinity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, Infinity capitalizes cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted each period towards its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, Infinity will report a gain or loss upon settlement to the extent the actual costs differ from the recorded liability. Upon adoption of SFAS 143, Infinity recorded a discounted liability of $0.5 million for future retirement obligations and increased net oil and gas properties by $0.5 million. The adoption of SFAS 143 had no material effect on earnings in all periods presented. The majority of the asset retirement obligation to be recognized relates to the projected costs to plug and abandon oil and gas wells. Liabilities are also recorded for compressor and field facilities.

(5)  Oil and Gas Properties

     From inception through September 30, 2003, Infinity has capitalized the following financing costs related to properties not subject to amortization. As these projects are developed, the costs are transferred to properties subject to amortization:

                                              Nine Months          From
                                          Ended September 30     Inception
                                         ------------------     ----------

Beneficial conversion feature related
 to the 8% subordinated convertible notes    $     -            $1,165,500
Capitalized interest                         $  382,236         $2,246,019
Capitalized amortization of loan costs       $2,714,974         $4,885,586

(6)  Loan Costs

     Loan costs are amortized over the term of the related loan. If the loan is paid off prior to maturity, the costs are fully amortized at that time. Amortization of loan costs associated with debt obtained in connection with the exploration and development projects that are not currently subject to depletion are capitalized to oil and gas properties. All other amortization of loan costs is reflected in interest expense in the current period.

(7)  Notes Payable and Long Term Debt

     Effective June 13, 2001 Infinity sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 8% per annum and is payable in arrears on each December 15 and June 15 commencing December 15, 2001. The notes are convertible to one share of common stock at $5.00 per share and mature on June 13, 2006. During the nine months ended September 30, 2003, $1,375,000 of the notes were converted into 275,000 shares of common stock, leaving an outstanding balance on the notes of $2,868,000 at September 30, 2003. At September 30, 2003, there is unamortized loan cost associated with the notes of approximately $0.8 million that will be amortized at the rate of approximately $24,000 per month until the notes are paid in full.

     Effective April 17, 2002 Infinity, Inc. sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement in which C. E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 7% per annum and is payable in arrears on each April 15 and October 15 commencing October 15, 2002. Subsequent to September 30, in accordance with the 7% Note Indenture, Infinity issued $379,000 in additional notes, in lieu of a cash payment, in satisfaction of accrued and unpaid interest. The original notes and the new notes issued in lieu of cash to pay interest are convertible to one share of common stock at $8.625 per share and mature on April 15, 2007. During the nine months ended September 30, 2003, $1,710,000 of the notes were converted into 198,261 shares of common stock leaving an outstanding balance on the notes of $10,830,000 at September 30, 2003. At September 30, 2003 there is unamortized loan cost associated with the notes of approximately $1.6 million that will be amortized at the rate of approximately $37,500 per month until the notes are paid in full.

     On April 15, 2003, Infinity, Inc. issued five-year options to purchase 51,000 shares of Infinity, Inc. common stock at $8.75 per share when it obtained $300,000 in 30 day bridge loans from stockholders with an annual interest rate of 2% per month (if the loans weren't repaid within the 30 day term) in order to pay interest due on its outstanding 7% subordinated convertible notes. The loans were repaid without interest on April 18, 2003. Infinity, Inc. capitalized loan costs of $300,000 related to the fair value of the options. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 1.5%, expected volatility of 127.63% and no expected dividend yield to calculate the fair value of the options at the date of grant. Since the fair value exceeded the amount of the notes, Infinity valued the loan costs at $300,000, or an amount equal to the related debt. All loan costs were fully amortized when the bridge loan was repaid on April 18, 2003.

     On April 17, 2003, Infinity, Inc. issued five-year warrants to C. E. Unterberg, Towbin to purchase 52,500 shares of Infinity, Inc. common stock at $8.75 per share when it issued $1,000,000 in 12% bridge notes due April 16, 2004. In conjunction with the notes the note holders also received warrants to purchase 160,000 shares of Infinity, Inc. common stock at $8.75 per share. The proceeds from the notes were used to pay off the 30 day bridge loans and to pay outstanding payables of Infinity. The loans were repaid July 7, 2003. Infinity, Inc. capitalized loan costs of $1,000,000 related to the fair value of the options and warrants. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 1.5%, expected volatility of 127.63% and no expected dividend yield to calculate the fair value of the options at the date of grant. Since the fair value exceeded the amount of the notes, Infinity valued the loan costs at $1,000,000, or an amount equal to the related debt. All loan costs were fully amortized when the notes were repaid on July 7, 2003.

     On July 2, 2003, Infinity's wholly owned subsidiary, Infinity Oil & Gas of Wyoming, Inc., (Infinity-Wyoming) issued 90-Day Bridge Loan Notes for $3,850,000 to Highbridge/Zwirn Special Opportunities Fund LP. The notes were secured by a priority security interest in the Pipeline and Labarge exploration properties. The notes accrued interest at a rate of 12% per annum. Infinity-Wyoming conveyed a 4% overriding royalty interest in the existing wells on the properties. The proceeds of the loans were used to repay the C. E. Unterberg, Towbin 12% Bridge Notes, outstanding payables related to the development of the gas properties and of Infinity, and for
additional development work on the properties.   In conjunction with the notes
Infinity issued 5 year options to purchase 250,000 shares of Infinity common stock for $8.75 per share. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 4%, expected volatility of 131.96% and no expected dividend yield to calculate the fair value of $1,247,390 of the options and warrants at the date of grant.
The Company also capitalized $1,250,000 in loan costs related to the estimated fair market value of the 4% overriding royalty interest in the existing wells on the Pipeline and Labarge properties at the time of the closing. The notes were paid September 5, 2003 and all related loan costs were fully amortized at that time.

     On September 4, 2003, Infinity-Wyoming established a Secured Revolving Borrowing Base Credit Facility ("Facility") whereby U. S. Bank National Association ("U. S. Bank") is providing debt financing. The Facility provides
for funding of up to $25 million.   The $5.5 million borrowed by
Infinity-Wyoming under the Facility was based on the initial borrowing base determination. Borrowing base determinations are based on the volume of oil and gas production expected, the term and price of hedging contracts in place, and the costs associated with producing the oil and gas and associated general and administrative expense. The facility is subject to semi-annual borrowing base determinations based on the same criteria as the original determination. Infinity Oil and Gas of Wyoming, Inc. and U. S. Bank will each have the option to request one additional re-determination during each calendar year. U. S. Bank has the sole discretion on increasing the borrowing base if the semi-annual determination indicates that there is additional borrowing base available. Interest on the Facility accrues and is payable monthly at the rate of the U. S. Bank Prime Rate plus 100 basis points. Interest is currently 5% per annum on the Facility. The Company incurred $110,000 in loan costs and approximately $42,000 in legal costs to establish the facility. These costs were capitalized as loan costs and will be amortized over the three year life of the facility. The initial advance on the Facility was used to repay the $3.85 million 90-Day Bridge Loan Notes issued to Highbridge/Zwirn Special Opportunities Fund LP, $750,000 in notes issued in January 2003 (see below), and initial loan costs and legal fees associated with the negotiation and closing of the Facility. The remaining proceeds are being used as working capital and for the development of properties. The remaining unamortized loan costs of approximately $144,000 will be amortized at approximately $4,000 per month over the life of the Facility.

(8)  Notes Payable and Long Term Debt - Related Party

     Effective November 25, 2002 Infinity issued $3,000,000 in unsecured notes to a stockholder. The notes were originally due November 25, 2003. Interest on the notes accrued at 5-1/2% per annum and was due monthly beginning December 22, 2002. On March 17, 2003 the notes were extended to January 5, 2004. No consideration was given for the extension. On May 23, 2003, the notes were amended a second time to extend the term of the notes until January 5, 2005. In consideration for the May extension, Infinity granted options to purchase 150,000 shares of common stock at the price of $8.75 per share. Infinity, Inc. capitalized loan costs of $730,130 related to the fair value of the options. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 1.5%, expected volatility of 130.95% and no expected dividend yield to calculate the fair value of the options at the date of grant. On June 26, 2003 the terms of the notes were amended a third time in order to grant Infinity the right to not pay the notes from the proceeds of the bridge loan facility then being negotiated or from the proceeds of any replacement facility or any borrowing to fund development costs. In consideration for amending the notes the lender was granted a first priority security interest in the Sand Wash exploration property in Colorado and a security interest in Infinity-Wyoming's Pipeline and Labarge properties in Wyoming which is subordinated to U.S. Bank. The interest rate on the notes was adjusted to 7% per annum and the lender was granted the option to purchase 225,000 shares of common stock at a purchase price of $8.75 per share. Infinity capitalized loan costs of $1,120,358 related to the fair value of the options. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 1.5%, expected volatility of 131.94% and no expected dividend yield to calculate the fair value of the options at the date of grant. The remaining unamortized loan costs at September 30, 2003 of approximately $1.5 million associated with the notes will be amortized at the rate of approximately $100,000 per month until the notes are paid.

     On January 23, 2003 Infinity issued five year options to purchase 150,000 shares of Infinity, Inc. common stock at $8.75 per share when it obtained $750,000 in bridge loans from stockholders with an annual interest rate of 5.25% in order to pay outstanding payable associated with the development of its coal bed methane properties. These loans were due January 5, 2004. Infinity, Inc. capitalized loan costs of $750,000 related to the fair value of the options. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 5.25%, expected volatility of 126.11% and no expected dividend yield to calculate the fair value of the options at the date of grant. Since the fair value exceeded the amount of the notes Infinity valued the loan costs at $750,000, or an amount equal to the related debt. The loan costs were fully amortized September 5, 2003 when the notes were paid.

(9)  Earnings/(loss) per Share

     Basic earnings/(losses) per share were computed by dividing income/(loss) available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflect the potential dilutions that could occur if convertible notes, stock options and warrants were converted into common stock under the treasury stock method. At September 30, 2003 and 2002 all potential common shares were anti-dilutive.

(10)  Equity - Stock Options

     During the nine months ended September 30, 2003, options to purchase 143,669 shares of common stock were exercised resulting in proceeds to Infinity of $820,482. Options to purchase 35,781 shares were forfeited under a termination clause in the Option Plans.

     On June 6, 2002 the Infinity Board of Directors approved the grant of incentive and non-qualified options to purchase 344,000 shares of common stock at $8.70 per share under the 2003 Stock Option Plan. The options granted under the 2003 Plan were approved at the Annual Meeting of stockholders on June 5, 2003 and shares of common stock included in the 2003 Plan were registered in an S-8 registration statement on August 11, 2003.

     On June 18, 2003, Infinity, Inc. issued five-year options to purchase 125,000 shares of Infinity common stock at $8.75 per share when it entered into a consulting agreement with a stockholder for the stockholder to facilitate the $3.85 million bridge loan that was obtained July 3, 2003 and additional financing if necessary. Infinity capitalized loan costs of $642,841 related to the fair value of the options. Infinity used the Black-Scholes pricing method assuming a five year life, weighted average risk free interest rate of 1 1/2%, expected volatility of 131.87% and no expected dividend yield to calculate the fair value of the options at the date of grant. The remaining unamortized loan costs at September 30, 2003 of approximately $0.5 million associated with the options will be amortized at the rate of approximately $36,000 per month until the end of the consulting agreement in January 2005.

(11) Reclassifications

     Certain reclassifications have been made to the balances for the three month and nine month periods ended September 30, 2002 to make them comparable to those presented for the three and nine month periods ended September 30, 2003, none of which change the previously reported net losses.

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

                             RESULTS OF OPERATIONS

                           Quarters ended September 30

     Infinity, Inc. (Infinity) incurred a net loss after taxes of $4.5 million, or $0.55 per fully diluted share, in the quarter ended September 30, 2003 compared to a net loss after taxes of $0.3 million, or $0.04 per fully diluted share in the quarter ended September 30, 2002.

     Infinity achieved a $1.6 million increase in gross profit to $2.8 million in the quarter ended September 30, 2003 from $1.2 million for the quarter ended September 30, 2002. The increase in gross profit during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 was the result of a $1.3 million, or approximately 53%, increase in oil field service revenue to $3.7 million from $2.4 million. The increase in revenue was partially offset by a $0.6 million, or 46%, increase in oil field service cost of services provided (See OIL FIELD SERVICES discussion below). Oil field service revenue for the quarter ended September 30, 2002 was reduced by the elimination of $124,936 of oil field service sales that were provided to Infinity Oil and Gas of Wyoming, Inc. (Infinity-Wyoming) by Consolidated Oil Well Services, Inc. (Consolidated) for the development of its coal-bed methane properties. Additionally, gross profit comparisons were affected by a $1.1 million, or approximately 273%, increase in sales of oil and gas from $0.4 million for the period ended September 30, 2002 to $1.6 million in the period ended September 30, 2003 with a corresponding increase of $0.1 million in oil and gas production costs and $0.1 million increase in production taxes in the 2003 quarter (See OIL AND GAS PRODUCTION discussion below).

     Operating expenses for the quarter ended September 30, 2003 increased $0.6 million from $1.5 million in the 2002 period to $2.1 million in the 2003 period. Infinity and its subsidiaries recognized additional depreciation, depletion and amortization ("DD&A") expense of approximately $0.6 million during the quarter ended September 30, 2003, an increase to approximately $0.9 million for the period compared to DD&A of approximately $0.3 million for the
quarter ended September 30, 2002.   The increase in DD&A was due to the
increase in the investment in Consolidated's fleet and the increase in the depletion rate on the oil and gas producing properties.

     Interest expense and finance charges increased by $5.0 million to $5.2 million for the quarter ended September 30, 2003 compared to $0.2 million for the quarter ended September 30, 2002. The increase was primarily due to the recognition of $4.2 million of amortization of loan costs associated with non cash compensation (in the form of options, warrants and an overriding royalty interest) granted in conjunction with new debt financing and $0.4 million of amortization of cash loan costs paid when the loans were obtained. Infinity also experienced a $0.4 million increase in interest expense in the 2003 period compared to the 2002 period due to the increase in debt outstanding, higher interest rates on certain of the new notes and a decrease in the amount of interest that was capitalized to undeveloped properties.

     Infinity recognized a deferred income tax benefit of approximately $0.2 million in the quarter ended September 30, 2002. The net operating losses generated in the third quarter of 2003 increased Infinity's net deferred tax asset. Due to uncertainty as to the ultimate utilization of the net operating losses, the net deferred tax asset has been fully impaired. Therefore, Infinity has reflected no net tax expense or benefit for the quarter ended September 30, 2003.

OIL FIELD SERVICES: Sales for the quarter ended September 30, 2003 increased to $3.7 million from $2.4 million in the quarter ended September 30, 2002. Sales of cementing services from Consolidated's Bartlesville, Oklahoma camp increased by approximately $0.2 million and revenue from fracturing services from that camp increased by approximately $0.6 million in the quarter ended September 30, 2003 compared to the same period in 2002. The increase in revenue was primarily due to an increase in development activity as customers move from the evaluation of prospects to the full scale development of their prospects in areas serviced from the Bartlesville facility. Revenue from cementing services provided from Consolidated's Gillette, Wyoming facility increased by approximately $0.3 million due to the Powder River Basin of Wyoming becoming an active coal bed methane development play again. Crews from the Gillette facility cemented 118 wells in the quarter ended September 30, 2003 compared to 27 in the comparable period of 2002. Consolidated also increased revenue in the quarter ended September 30, 2003 by $0.2 million compared to the quarter ended September 30, 2002 due to increased sales of fracturing services from its Chanute, Kansas facility. The following table details the increase in gross revenue in millions of dollars, before discounts, for the periods based on the number and type of core service jobs performed (due to rounding the sum of the individual amounts presented may not equal the totals):

                        Oil Field Service Statistics
                     ($ in millions, before discounts)

                     2003                 2002                 CHANGE
JOB TYPE        JOBS     REVENUE     JOBS     REVENUE     JOBS     REVENUE
--------        ----     -------     ----     -------     ----     -------

Cementing       536       $1.3       324       $0.8       212       $0.5
Acidizing       256       $0.4       210       $0.3        46       $0.1
Fracturing      374       $2.1       211       $1.2       163       $0.8

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

     The additional activity also led to an increase in the cost of goods sold of approximately $0.6 million. The increase in cost of goods sold was due to the increase in materials of approximately $0.3 million, an increase in labor costs of approximately $0.1 million and an increase in equipment operating costs and maintenance of approximately $0.1 million. Depreciation on equipment also increased by approximately $0.2 million to $0.4 million for the quarter ended September 30, 2003 compared to depreciation of $0.2 million for the period ended September 30, 2002. The increase in depreciation was mainly due to the increase in value of depreciable equipment due to recent investments in Consolidated's fleet. General and administrative expenses for oil field services for 2003 were comparable to the same period in 2002.

     OIL AND GAS PRODUCTION: During the quarter ended September 30, 2003 Infinity-Wyoming recorded approximately $0.4 million in revenue on the sale of 14,234 barrels of oil, (85,404 MCF equivalent) and approximately $1.1 million in revenue on the sale of 254,645 MCF of natural gas from 19 producing wells on its Pipeline and Labarge projects. Infinity-Wyoming also has an additional 7 wells that are awaiting completion and 10 wells that are shut in. Infinity-Wyoming incurred $0.3 million in lease operating expenses, $0.2 million in production taxes, and $0.2 million in transportation fees to produce the oil and gas during the quarter ended September 30, 2003. The total production expense, transportation and production taxes of approximately $0.7 million equates to approximately $1.90 in lifting costs on total MCF
equivalents of 340,049.   Infinity-Wyoming also incurred $0.1 million in
general and administrative costs and $0.5 million in DD&A expense, or approximately $1.82 per MCF equivalent for the period.

     During the quarter ended September 30, 2002, Infinity-Wyoming recorded $0.2 million in revenue on the sale of 5,825 barrels of oil, (34,950 MCF equivalent) and $0.3 million in revenue on the sale of 144,789 MCF of natural gas from 14 producing wells on its Pipeline and Labarge projects. Infinity-Wyoming had an additional 4 wells that were awaiting completion and 5 that were shut in. Infinity-Wyoming incurred $0.3 million in lease operating expenses, $0.1 million in production taxes and transportation fees to produce the oil and gas during the period ended September 30, 2002. The total production expense, transportation and production taxes of approximately $0.4 million equates to approximately $2.22 in lifting costs on total MCF equivalents of 179,739. Infinity-Wyoming also incurred approximately $0.2 million in general and administrative costs and DD&A expense, or approximately $0.95 per MCF equivalent for the period.

     The following table provides statistical information by field for production volumes, revenue and production costs for the quarter ended September 30, 2003 and 2002 (due to rounding and other operating expenses the sum of the individual amounts presented may not equal the totals):

                               Infinity-Wyoming
                             Production Statistics

                             Pipeline         Labarge           Total
Volumes in 000's:        2003      2002    2003    2002     2003      2002
----------------       --------   ------  ------  ------  --------   ------
Oil Sales Volumes (bls)    14.2      5.7     0.0     0.2      14.2      5.8
Gas Sales Volumes (mcf)   246.6    125.0     8.1    19.5     254.7    144.8
MCF Equivalents           332.1    158.9     8.1    20.6     340.0    179.7

Values in 000's:
----------------
Oil Revenue              $421.8   $168.3    $0.0    $0.0    $421.8   $168.3
Gas Revenue            $1,104.6   $226.7   $36.2   $23.6  $1,140.8   $250.2

Production Expense       $178.4   $124.4  $126.1  $137.0    $318.1   $281.0
Production Taxes         $160.0    $25.6    $3.5    $3.2    $163.4    $28.7
Transportation Expense   $159.1    $82.3    $4.2    $7.3    $163.4    $89.7

Per MCF Equivalent:
------------------
Revenue                   $4.60    $2.49   $4.46   $1.14     $4.60    $2.33
Production Expense        $0.54    $0.78  $15.53   $6.65     $0.94    $1.56
Production Taxes          $0.48    $0.16   $0.43   $0.15     $0.48    $0.15
Transportation Expense    $0.48    $0.52   $0.52   $0.36     $0.48    $0.50

     CORPORATE ACTIVITIES: Expenses associated with corporate activities during the quarter ended September 30, 2003 were $0.5 million, which is comparable to the three month period ended September 30, 2002.

     OTHER INCOME AND EXPENSES: Other income and expense was a net expense of $5.2 million for the three months ended September 30, 2003 compared to $0.1
million for the three months ended September 30, 2002.   Infinity recognized
the amortization of loan cost of $4.6 million as interest expense during the period ended September 30, 2003. Infinity expects to recognize approximately $207,000 in future monthly amortization expense associated with loan costs through December 2004. To the extent allowable, amortized loan costs will be capitalized to undeveloped properties with the remaining amortization recognized as interest expense in Infinity's consolidated results of operations.

      The following table sets forth the amounts capitalized in association with issuance of stock options/warrants, the amounts amortized in the quarter ended September 30, 2003, the remaining unamortized cash and non-cash loan cost and the anticipated future monthly amortization on the remaining unamortized loan costs:


                                           Option/     Amortization   Unamortized
Origination                                Warrant      in Quarter       Cash         Future
Date of         Description                 Value         ended       & Non-Cash      Monthly
Borrowing         of Notes               Capitalized     9/30/03       Loan Cost    Amortization
-----------     -----------              -----------   ------------   ------------  ------------

January 2001    Lasalle Bank, NA         $         *   $          *   $    78,626     $  5,242

June 2001       8% Notes                     924,717         68,793       778,440       23,589

April 2002      7% Notes                   1,386,044         71,320     1,576,084       37,525

January 2003    $750,000 Bridge Loan         750,000        406,250          -            -

April 2003      C.E.U.T. Bridge Loan       1,000,000        791,667          -            -

May 2003        $3,000,000 Loan Addendum     730,130        112,894       570,606       38,507

June 2003       $3,000,000 Loan Ext.       1,120,358        177,117       933,632       62,242

June 2003       Consulting Agreement         642,841        107,140       535,701       35,713

July 2003       PetroBridge                1,250,000      1,250,000          -            -

July 2003       PetroBridge                1,247,390      1,245,288          -            -

September 2003  US Bank                            *              *       143,515        4,100
                                                         ----------    ----------     --------
                                                         $4,230,469    $4,616,604     $206,918

* No non-cash consideration was given as incentive to enter into these loans.

     Infinity also recognized interest expense of $0.6 million in the period ended September 30, 2003 compared to interest expense of $0.2 million in the period ended September 30, 2002. The $0.4 million increase was mainly due to the increase in debt outstanding compared to the third quarter of 2002, higher interest rates on certain of the newer notes, and the decrease in the amount of interest capitalized to non-producing properties. Infinity capitalized approximately $0.1 million in interest to non-producing properties in the period ended September 30, 2002 and none in the current period.

                  Year to Date for periods ended September 30

     Infinity incurred a net loss of $5.4 million, or $0.67 per fully diluted share, in the nine month period ended September 30, 2003 compared to a net loss after taxes of $1.0 million, or $0.14 per fully diluted share in the nine month period ended September 30, 2002.

     Infinity achieved a $3.9 million increase in gross profit to $6.9 million in the nine month period ended September 30, 2003 from $3.0 million for the nine month period ended September 30, 2002. The increase in gross profit during the period ended September 30, 2003 compared to the period ended September 30, 2002 was the result of a $2.7 million, or approximately 45%, increase in oil field service revenue to $8.6 million from $5.9 million. The increase in revenue was partially offset by a $1.3 million, or 40%, increase in oil field service cost of services provided (See OIL FIELD SERVICES discussion below). Oil field service revenue for the nine months ended September 30, 2002 was reduced by the elimination of $1.5 million of oil field service sales that were provided to Infinity-Wyoming by Consolidated for the development of its coal-bed methane properties. Additionally, gross profit comparisons were affected by a $3.7 million, or approximately 227% increase in sales of oil and gas from $1.6 million for the period ended September 30, 2002 to $5.3 million in the period ended September 30, 2003 with a corresponding increase of $0.7 million in oil and gas production costs and $0.4 million increase in production taxes in the 2003 period (See OIL AND GAS PRODUCTION discussion below).

     Operating expenses for the nine month period ended September 30, 2003 increased $0.8 million from $3.2 million in the 2002 period to $4.0 million in the 2003 period. In 2003 Infinity incurred approximately $0.6 million in expenses associated with the detailed negotiations relating to a potential merger, which negotiations were terminated in May 2003, and the process leading up to those negotiations in which Infinity solicited and reviewed strategic alternatives. Infinity and its subsidiaries also recognized additional depreciation, depletion and amortization ("DD&A") expense of approximately $1.0 million during the nine months ended September 30, 2003, an increase to approximately $1.9 million for the period compared to DD&A of approximately $0.9 million for the period ended September 30, 2002. The increase in DD&A was due to the increase in the investment in Consolidated's fleet and the increase in the depletion rate on the oil and gas producing properties.

     Interest expense and finance charges increased by $5.8 million to $6.4 million for the nine months ended September 30, 2003 compared to $0.6 million for the nine months ended September 30, 2002. The increase was primarily due to the recognition of $4.8 million of amortization of loan costs associated with non cash compensation granted in conjunction with obtaining new debt financing and the amortization of $0.5 million of cash loan costs paid when those same loans were obtained. Infinity also experienced a $0.6 million increase in interest expense in the 2003 period compared to the 2002 period due to the increase in debt outstanding, higher interest rates on certain of the new notes and a decrease in the amount of interest that was capitalized to undeveloped properties.

     Infinity recognized a deferred income tax benefit of $0.6 million in the nine month period ended September 30, 2002. The net operating losses generated in the nine months ended September 30, 2003 increased Infinity's net deferred tax asset. Due to uncertainty as to the ultimate utilization of the net operating losses, the net deferred tax asset has been fully impaired. Therefore, Infinity has reflected no net tax expense or benefit for the nine month period ended September 30, 2003.

OIL FIELD SERVICES: Sales for the nine month period ended September 30, 2003 increased to $8.6 million from $5.9 million, net of inter-company eliminations, in the nine month period ended September 30, 2002. Infinity eliminated oil field services sales of $1.5 million from revenues for sales of services to Infinity-Wyoming during the nine months ended September 30, 2002. There were no material inter-company sales in 2003. Sales of cementing services from Consolidated's Bartlesville, Oklahoma camp increased by approximately $0.5 million and revenue from fracturing services from that camp increased by approximately $1.3 million in the nine months ended September 30, 2003 compared to the comparable period in 2002. The increase in revenue was primarily due to an increase in development activity during the second and third quarters of 2003 as customers moved from the evaluation of prospects to the full scale development of their prospects in areas serviced from the Bartlesville facility. As was discussed in the results of the quarter ended September 30, 2003, revenue from cementing services provided from Consolidated's Gillette, Wyoming facility increased by approximately $0.3 million, a total increase for the nine month period of $0.6 million due to the Powder River Basin of Wyoming becoming an active coal bed methane development play again. Crews from the Gillette facility cemented over 250 wells in the nine months ended September 30, 2003 compared to 70 in the comparable period of 2002. The following table details the increase in gross revenue in millions of dollars, before discounts and inter-company eliminations, for the periods based on the number and type of core service jobs performed (due to rounding the sum of the individual amounts presented may not equal the totals):

                        Oil Field Service Statistics
                     ($ in millions, before discounts)

                     2003                 2002                 CHANGE
JOB TYPE        JOBS     REVENUE     JOBS     REVENUE     JOBS     REVENUE
--------        ----     -------     ----     -------     ----     -------

Cementing      1,223      $3.1       679        $1.8       544      $1.3
Acidizing        702      $1.0       600        $0.8       102      $0.3
Fracturing       820      $4.8       670        $3.4       150      $1.4

     The increase in the number of cementing jobs performed reflects the increase in the number of wells being drilled in eastern Kansas and northeastern Oklahoma as well as in Wyoming. As well testing is completed on the newly drilled wells, completion and stimulation activities such as acidizing and fracturing should increase. Management believes that the increase in the number of wells cemented by Consolidated during the nine months is a good indicator of future increases in its acidizing and fracturing activities as well.

    The additional activity also led to an increase in the cost of goods sold of approximately $1.3 million. The increase in cost of goods sold was due to the increase in materials of approximately $0.4 million, and an increase in equipment operating costs and maintenance of approximately $0.2 million. Infinity eliminated $0.7 million in costs associated with inter-company services in the period ended September 30, 2003. Depreciation on equipment also increased approximately $0.5 million to $1.1 million for the nine month period ended September 30, 2003 compared to depreciation of $0.6 million for the period ended September 30, 2002. The increase in depreciation was mainly due to the increase in value of depreciable equipment due to recent investments in Consolidated's fleet. General and administrative expenses for oil field services for 2003 were comparable to the same period in 2002.

     OIL AND GAS PRODUCTION: During the nine months ended September 30, 2003 Infinity-Wyoming recorded approximately $1.4 million in revenue on the sale of 47,174 barrels of oil, (283,044 MCF equivalents) and approximately $3.9 million in revenue on the sale of 883,564 MCF from its Pipeline and Labarge projects. Infinity-Wyoming incurred $1.2 million in lease operating expenses, $0.6 million in production taxes, and $0.6 million in transportation fees to produce the oil and gas during the nine month period ended September 30, 2003. The total production expense, transportation and production taxes of approximately $2.4 million equates to approximately $2.04 in lifting costs on
total MCF equivalents of 1,166,608.   Infinity-Wyoming also incurred $0.6
million in general and administrative costs and $0.8 million in DD&A expense, or approximately $1.18 per MCF equivalent for the period. The general and administrative expense included approximately $0.2 million in costs associated with the detailed negotiations relating to a potential merger, which negotiations were terminated in May 2003, and the process leading up to those negotiations in which Infinity solicited and reviewed strategic alternatives. Excluding these costs, general and administrative expenses for Infinity-Wyoming were unchanged when compared to the prior year period. DD&A costs for the period increased by $0.6 million due to the increased depletion rate associated with the investment in developed oil and gas properties.

     During the nine month period ended September 30, 2002 Infinity-Wyoming recorded $0.7 million in revenue on the sale of 34,182 barrels of oil, (205,092 MCF equivalent) and $0.8 million in revenue on the sale of 484,929 MCF of natural gas from its Pipeline and Labarge projects. Infinity-Wyoming incurred approximately $0.7 million in lease operating expenses, $0.1 million in production taxes and $0.2 million in transportation fees to produce the oil and gas during the period ended September 30, 2002. The total production expense, transportation and production taxes of approximately $1.0 million equates to $1.55 in lifting costs on total MCF equivalents of 690,021. Infinity-Wyoming also incurred approximately $0.4 million in general and administrative costs and $0.2 million in DD&A expense, or approximately $0.82 per MCF equivalent for the period.

     The following table provides statistical information by field for production volumes, revenue and production costs for the nine month period ended September 30, 2003 and 2002 (due to rounding and other operating expenses the sum of the individual amounts presented may not equal the totals):

                                Infinity-Wyoming
                              Production Statistics

                             Pipeline         Labarge           Total
Volumes in 000's:        2003      2002    2003    2002     2003      2002
----------------       --------   ------  ------  ------  --------   ------
Oil Sales Volumes (bls)    47.1     34.0     0.1     0.2      47.2     34.2
Gas Sales Volumes (mcf)   861.4    459.8    22.2    24.1     883.6    484.9
MCF Equivalent          1,144.1    664.0    22.9    25.2   1,166.6    690.0

Values in 000's:
---------------
Oil Revenue            $1,437.4   $657.2    $2.7    $0.0  $1,440.1   $657.2
Gas Revenue            $3,760.3   $747.8   $96.3   $32.8  $3,856.6   $780.6

Production Expense       $453.3   $378.3  $691.8  $277.4  $1,169.6   $714.3
Production Taxes         $579.1   $138.4   $10.7    $4.6    $589.8   $143.0
Transportation Expense   $604.4   $200.6    $8.3    $8.6    $612.6   $209.2

Per MCF Equivalent:
------------------
Revenue                   $4.54    $2.12   $4.33   $1.30     $4.54    $2.08
Production Expense        $0.40    $0.57  $30.27  $10.99     $1.00    $1.04
Production Taxes          $0.51    $0.21   $0.47   $0.18     $0.51    $0.21
Transportation Expense    $0.53    $0.30   $0.36   $0.34     $0.53    $0.30

     The increase in production was primarily a result of the increased number of wells producing in each period as discussed in the results of operations for the three month period.

     Infinity Oil and Gas of Kansas, Inc. (Infinity-Kansas) recorded net revenue of $0.2 million from its Kansas properties, operating expenses of $0.2 million and production taxes of $1,130 during the nine months ended September
30, 2002.   Effective May 1, 2002 Infinity-Kansas sold its interest in the Owl
Creek and Manson properties to West Central Oil, LLC for cash and a note receivable. Under the Full Cost method of accounting for oil and gas properties, Infinity and its subsidiaries did not recognize a gain or loss on the sale of its oil and gas properties since the sale did not have a material impact on the relationship between the oil and gas property values and the value of the reserves associated with those properties. Infinity reduced its investment in the remaining oil and gas properties by approximately $244,000 on the sale of the property.

     During 2003, production, oil and gas prices, operating expenses and development expenditures, for Infinity-Wyoming's LaBarge and Pipeline projects have varied from those estimated in reserve reports at December 31, 2002 and additional geological, geophysical, and engineering data has been analyzed. Production at LaBarge continues to be uneconomic. Infinity-Wyoming believes that this may be due in part to down-hole operational problems. Quantities of recoverable oil and gas reserves may be substantially less than our previous estimates at December 31, 2003 if the trends continue. In addition, we will adjust future estimates of proved reserves to reflect results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.

     Infinity-Wyoming is negotiating with an industry service company to assist in the development of the Labarge project, and anticipates that the 10 existing wells at Labarge will be completed or re-completed in the next few months. Depending on whether and when the contractual arrangements are completed, and on the timing and success of completion and re-completion efforts, Infinity-Wyoming could experience a substantial year-end reduction in or elimination of reported reserves at Labarge.

     Although operations at Pipeline continue to be profitable, production performance has not met management's expectations. Infinity-Wyoming expects production and reserves from the 6 wells it plans to complete in the fourth quarter, or early in the first quarter of 2004, to be comparable to existing wells. Depending on the success of these completions there could be a year-end reduction in reported reserves at Pipeline. Taken together, and depending on the results of Infinity-Wyoming's efforts over the next few months, year-end reserve reductions could potentially be material and potentially result in an impairment to oil and gas properties in a future period.

CORPORATE ACTIVITIES: Infinity and its subsidiaries incurred approximately $1.7 million in expenses associated with corporate activities during the nine month period ended September 30, 2003 compared to approximately $1.2 million in the period ended September 30, 2002. Included in the $0.5 million increase was approximately $0.3 million in legal, accounting, and consulting fees associated with the detailed negotiations relating to a potential merger, which negotiations were terminated in May 2003, and the process leading up to those negotiations in which Infinity solicited and reviewed strategic alternatives. Infinity also had a $0.1 million increase in corporate salary expense during the period ending September 31, 2003 when compared to the period ended September 30, 2002 due to a decrease in the amount capitalized to projects during the period.

     OTHER INCOME AND EXPENSES: Other income and expense was a net expense of $6.3 million for the nine months ended September 30, 2003 compared to $0.5
million for the nine months ended September 30, 2002.   Infinity, Inc.
recognized a $5.9 million increase in interest expense of which $5.3 million
was associated with the amortization of financing costs.    Infinity also
experienced a $0.6 million increase in interest expense in the 2003 period compared to the 2002 period due to the increase in debt outstanding, higher interest rates on certain of the new notes and a decrease in the amount of interest that was capitalized to undeveloped properties.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, the Company had working capital of $0.2 million compared to a working capital deficit of $3.1 million at December 31, 2002. The increase in the working capital was the result of an increase in current assets of $1.7 million. The increase in current assets was mainly due to an increase of cash on hand of $0.5 million, an increase of $0.4 million in oil and gas revenue receivables (see increases in sales of oil and gas above) during the period, and an increase of $0.9 million in the derivative asset resulting from the Infinity-Wyoming hedging activity. In addition to the increase in current assets, Infinity also reduced its current liabilities through payment of accounts payable which resulted in a net decrease of $1.7 million, repayments of long term debt and refinancing current notes into long term debt. These decreases in current liabilities were partially offset by a $0.5 million increase in accrued expenses associated with oil and gas revenues payable and production and severance taxes payable as production increased.

     During the nine month period ended September 30, 2003, cash provided by operations was $0.6 million compared to cash used in operating activities during the nine months ended September 30, 2002 of $(1.7) million. The increase is primarily due to the increase in income/(loss) before non cash expenses of $2.6 million from a $(0.7) million loss to income of $1.9 million. The increase was offset by a $0.2 million increase in cash used by the change in operating assets (accounts receivable, inventories and prepaid expenses) and operating liabilities (accounts payable and accrued expenses) during the 2003 period compared to the 2002 period. Infinity utilized cash of approximately $1.2 million due to the change in operating assets and liabilities in the nine months ended September 30, 2003 compared to using $1.0 million in the comparable 2002 period.

     During the nine month period ended September 30, 2003 Infinity used $4.6 million in investing activities by investing $3.6 million in developing oil and gas properties, $0.7 million in other assets and intangibles and $0.4 million in property and equipment. This compares to Infinity investing $10.0 million in oil and gas properties, $0.7 million in marketable securities, $1.3 million in property and equipment, and $1.0 million in other assets and intangibles during the nine month period ended September 30, 2002. Offsetting the use of cash in investing activities in 2002 was the receipt of $0.8 million from the sale of marketable securities, $0.2 million from the sale of property and equipment and $0.2 million from the sale of oil and gas properties resulting in Infinity using a total of $12.0 million in investing activities during the nine month period ended September 30, 2002.

     During the nine month period ended September 30, 2003 Infinity received $11.5 million from financing activities with which to pay interest on its convertible notes, outstanding debt and costs incurred in the development of its oil and gas properties. Infinity paid $7.8 in outstanding debt during the nine month period ended September 30, 2003.

      As of September 30, 2003 Consolidated had borrowings of $1.2 million on a term loan and $0.4 million on a capital expenditures line. Consolidated will make monthly payments of $80,626 plus interest and $15,000 plus interest on the term note and capital expenditures line, respectively until December 31, 2004, at which time the remaining principal and interest will be due. Infinity and its subsidiaries owe approximately $4.3 million for real estate and equipment loans secured by assets of Infinity and its subsidiaries. These notes mature in one to eighteen years and have current payments of approximately $46,000 per month. Infinity-Wyoming will also be making payments of $25,000 per month through January 2004 on a $0.25 million bridge loan, at which time the loan will be fully paid.

     On July 3, 2003 Infinity borrowed $3.85 million to pay outstanding payables, and the $1.0 million outstanding on the 12% Bridge Loan Notes that were issued in April 2003, and to pay for completion work on existing gas wells. These notes were repaid from the proceeds of the U.S. Bank National Association Facility discussed below.

     On September 4, 2003, Infinity Oil and Gas of Wyoming, Inc. established a Secured Revolving Borrowing Base Credit Facility ("Facility") whereby U. S.
Bank National Association ("U. S. Bank") will provided debt financing   The
Facility provides for funding of up to $25.0 million.   The total amount made
available to Infinity-Wyoming under the Facility was based on an initial borrowing base determination which was based on the volume of oil and gas production expected, the term and price of hedging contracts in place, and the costs associated with producing the oil and gas and associated general and administrative expense. The facility is subject to semi-annual borrowing base determinations based on the same criteria as the original determination. Infinity-Wyoming and U. S. Bank will each have the option to request one additional re-determination during each calendar year. U. S. Bank has the sole discretion on increasing the borrowing base if the semi-annual determination indicates that there is additional borrowing base available.
The initial amount made available under the facility and drawn by the Company was $5.5 million. Interest on the Facility accrues and is payable monthly at the rate of the U. S. Bank Prime Rate plus 100 basis points. Interest is currently 5% per annum on the Facility. The initial advance on the Facility was used to repay the $3.85 million bridge loans issued in July 2003, the $0.75 million notes issued in January, 2003, initial loan costs and legal fees associated with the negotiation and closing of the Facility. The remaining proceeds are available for working capital needs and to develop properties.

     Infinity currently has $2.9 million in outstanding 8% subordinated convertible notes payable. These notes accrue $19,000 in interest monthly which is payable in June and December. There are no payment obligations, other than interest, on the notes until June 2006.

     As of September 30, 2003 Infinity had $10.8 million in 7% subordinated convertible notes payable outstanding. Interest payments are due in April and October of each year. Subsequent to September 30, 2003 Infinity issued $379,000 in additional notes in lieu of cash to pay accrued interest on the outstanding notes. There are no payment obligations, other than interest, on the notes until April of 2007. Including the additional $379,000 in notes issued subsequent to September 30, 2003 interest on these notes accrues at approximately $65,500 per month.

     Infinity received proceeds from the issuance of common stock, upon the exercise of 143,669 options, of $0.8 million during the nine month period ended September 30, 2003.

     Working capital available as of September 30 was $0.2 million. Infinity expects to spend approximately $2.7 million meeting its minimum drilling and completion obligations, $0.3 million on Labarge environmental impact study obligations, and approximately $0.7 million on lease rental and farm out agreements during the next year. Infinity will also incur approximately $1.6 million in additional interest on its outstanding notes. Infinity also expects to incur approximately $1.0 million in corporate cash usage during the next year.

     Consolidated expects to generate approximately $3.5 million in operating cash flow from the oil field service business through the next twelve months. The cash flow from this business segment is expected to be driven by an increase in business in the Powder River Basin of Wyoming as drilling activity increases as a result of the completion of the Powder River environmental impact study and an increase in oil field service operations in Eastern Kansas and Northeastern Oklahoma as customers move forward with development activities on leases that will be expiring within the next two years.

     Infinity-Wyoming is also expected to generate approximately $3.0 million in operating cash flow from oil and gas production operations during the same period. During the third quarter of 2003 management revised its estimate of future production from the wells on the Pipeline project to increase to approximately 5,000 MCF per day due to additional wells being added to compression capabilities during July 2003 and by bringing additional wells on line during the year. As of November 19, 2003, production has failed to reach these levels and Infinity-Wyoming has revised its estimates to reflect production of approximately 3,500 MCF per day through September 2004. Production has failed to reach the expected levels due to a faster than expected decline in production levels from existing wells and delays in drilling and completing additional wells on the Pipeline acreage. Infinity-Wyoming has a contract in place to sell 3,500 MMBTU per day at $4.71 per MMBTU through March, 2004 and utilized a twelve month Henry Hub futures price, less $0.30 estimated pricing differential for location and $0.55 gathering and transportation fee for calculating the revenue for April 2004
until September 2004.   Production expenses are expected to stay fairly steady
during the period.

                 Recap of Current Minimum Cash Requirements
               For the Twelve Months Ending September 30, 2004
                                (In Millions)

           Current working capital                               $0.2
           Property development required to
            preserve rights under farm-out agreements     $2.7
           Interest on notes                               1.6
           Corporate cash usage                            1.0
           Lease rental and farm out agreements            0.7
           Labarge environmental impact study              0.3
                                                          ----
           Total current requirements                           ($6.3)

           Sources of Cash

           Consolidated operations                        $3.5
           Infinity-Wyoming operations                     3.0
                                                          ----
           Total sources                                         $6.5
                                                                 ----
           Cash available                                        $0.4
                                                                 ====

     In addition to its operating needs, Consolidated anticipates it will incur capital expenditures of approximately $0.7 million over the next year related to vehicle acquisitions and equipment fabrication and approximately $0.3 million of facilities capital maintenance. Management believes that credit available to Consolidated through local sources, vendors and through the $0.6 million available credit on its current capital expenditures facility with LaSalle Bank will be sufficient to meet Consolidated's capital expenditure needs of approximately $1.0 million.

     Infinity-Wyoming could potentially have capital expenditures, subject to permitting requirements, beyond its development obligations discussed above of up to approximately $12.6 million. Those additional anticipated expenditures are as follows: (1) drill and complete five wells in addition to the wells required to meet leasehold obligations in the Pipeline field at a cost of $2.0 million; (2) complete ten additional production wells and two disposal wells and install the related facilities on the LaBarge acreage at a cost of approximately $5.0 million; (3) drill and complete a horizontal Niobrara well in the Sand Wash Basin at a cost of $1.8 million; and (4) drill and complete five production wells and one disposal well and the related facilities on the Antelope acreage at a cost of $3.5 million;. Infinity-Wyoming also anticipates incurring additional costs of approximately $0.3 million for various land acquisitions to fill in acreage within existing properties. In order to fund Infinity-Wyoming's potential additional capital expenditures, Infinity-Wyoming will be required to pursue funding through the increase of the borrowing base on the U. S. Bank Facility or other conventional bank financing, the forward sale of its oil and gas production, partnerships or strategic alliances for the development of its undeveloped acreage or through the public or private equity or debt market pursued by the parent. The amount of progress that Infinity-Wyoming will be able to make on the development of its properties will be dependent upon its ability to obtain the proper permits for the development and to fund the development. Obtaining permits and sufficient funding to meet these additional capital expenditures cannot be assured.

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

     OIL AND GAS PROPERTIES, DEPRECIATION AND FULL COST CEILING TEST:
Infinity follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. The capitalized costs are amortized over the life of the reserves associated with the assets with the amortization being expensed as depletion in the period that the reserves are produced. This depletion expense is calculated by dividing the period's production volumes by the estimated volume of reserves associated with the investment and multiplying the calculated percentage by the capitalized investment. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties.

     If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Infinity is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the un-escalated prices in effect as of the last day of the quarter and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. Infinity has not been required to recognize any additional depletion in accordance with the full cost ceiling test. However, a decline in prices received for oil and gas sales or an increase in operating costs subsequent to September 30, 2003 or reductions in estimated economically recoverable quantities could result in a requirement that Infinity recognize an impairment to oil and gas properties in a future period. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

     PROPERTY, EQUIPMENT AND DEPRECIATION: Equipment utilized in the oil field service business and to support operations on Infinity's oil and gas properties is stated at cost. This equipment is depreciated using the straight-line method over the estimated useful lives of the assets of three to 30 years.

                                    ITEM 3.

         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Infinity's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity's United States crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a monthly low of $2.98 to a monthly high of $5.01 per MCF during the nine months ended September 30, 2003. Oil price realizations ranged from a monthly low of $27.37 per barrel to a monthly high of $35.08 per barrel during the period.

     Infinity-Wyoming periodically enters into hedging activities on a portion of its projected natural gas production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels in order to manage Infinity-Wyoming's cash flow by reducing the exposure to gas price fluctuations. Realized gains or losses from Infinity-Wyoming's cash flow risk management activities are recognized in gas production revenues. In the nine month period ended September 30, 2003, the effect of Infinity-Wyoming hedging its gas production compared to if it had sold the gas on the spot market was a reduction in revenue of approximately $24,000.

                                     ITEM 4.

                            CONTROLS AND PROCEDURES

     As of September 30, 2003, under the supervision and with the participation of its Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of Infinity's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that Infinity's disclosure controls and procedures were effective as of September 30, 2003. There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, Infinity's internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

     On July 2, 2003, Infinity Oil & Gas of Wyoming, Inc. issued 90 Day Bridge Loan Notes for $3,850,000 to Highbridge/Zwirn Special Opportunities Fund LP. In conjunction with the notes Infinity issued 5 year options to purchase 250,000 shares of Infinity common stock for $8.75 per share. In connection with these transactions Infinity relied on Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits:

     10.1     Form of Warrant Agreement          Filed herewith
              for 12% Bridge Note                electronically
              Financing

     10.2     Form of Assignment of              Filed herewith
              Overriding Royalty Interest        electronically
              for 12% Bridge Note Financing

     10.3     Credit agreement dated as          Filed herewith
              of September 4, 2003 between       electronically
              Infinity Oil and Gas
              of Wyoming, Inc. and
              U.S. Bank National Association

     31.1     Certification of Principal         Filed herewith
              Executive Officer Pursuant         electronically
              to Section 302 of the
              Sarbanes-Oxley Act of
              2002

     31.2     Certification of Principal         Filed herewith
              Financial Officer Pursuant         electronically
              to Section 302 of the
              Sarbanes-Oxley Act of
              2002

     32.1     Certification of Principal         Filed herewith
              Executive Officer Pursuant         electronically
              to 18 U.S.C. Section 1350

     32.2     Certification of Principal         Filed herewith
              Financial Officer Pursuant         electronically
              to 18 U.S.C. Section 1350

     (b)   Reports on Form 8-K:

     Infinity filed one Form 8-K dated August 13, 2003 reporting information under Items 7 and 12 of that Form.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.


Dated:  November 19, 2003          By:/s/ Stanton E. Ross
                                      Stanton E. Ross, President


Dated:  November 19, 2003          By:/s/ Jon D. Klugh
                                      Jon D. Klugh, Chief Financial Officer