Form 10-K
period 2003-12-31
INFINITY INC
filed 2004-04-14
CIK 822746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                               ___________________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended: December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.  0-17204
                             ______________________


                                 INFINITY, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


             Colorado                               84-1070066
     (State or of Incorporation)       (I.R.S. Employer Identification Number)


                   211 West 14th Street, Chanute, Kansas 66720
          (Address of Principal Executive Offices, Including Zip Code)

                                 (620) 431-6200
              (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer(as
defined in Rule 12B-2 of the Act).     Yes [ ]     No [X]

     As of April 12, 2004, 9,396,091 of the Registrant's $0.0001 Par Value Common Stock were outstanding. The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2003 was approximately $49,456,971 based upon a closing price of $6.05 per share as reported on the NASDAQ National Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report on Form 10-K.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Infinity, Inc. ("Infinity") was organized as a Colorado corporation on April 2, 1987. Infinity is an independent energy company primarily engaged in the operation, development, production, exploration and acquisition of North American unconventional natural gas properties and providing oil field services in eastern Kansas, northeastern Oklahoma and the Powder River Basin of Wyoming.

     As used herein, "Infinity", "we" and "our" refer collectively to Infinity, Inc., its predecessors, subsidiaries and affiliates as to one or more of them as the context may require.

     The following table sets forth the operating subsidiaries of Infinity by type of business activity. Each of these subsidiaries is 100% owned. Additional information about the activities of each subsidiary follows:

       OIL AND GAS               OIL FIELD         CORPORATE
EXPLORATION AND PRODUCTION        SERVICE          SERVICES
--------------------------  -------------------  -------------
Infinity Oil and Gas        Consolidated Oil     CIS-Oklahoma,
of Wyoming, Inc.            Well Services, Inc.  Inc.

Infinity Oil and Gas
of Kansas, Inc.

     Consolidated Oil Well Services, Inc. ("Consolidated") acquired assets necessary to provide oil field services in Eastern Kansas and Northeastern Oklahoma in January 1994. Consolidated expanded its operations into northeastern Wyoming with the acquisition of Powder River Cementers, LLC during September 1999. In November 2001 Consolidated expanded its operations into South Central Wyoming by leasing operating facilities near, and transferring service equipment to Rock Springs, Wyoming. Due to the decrease in the number of wells being drilled by an affiliated company, Consolidated closed its Rock Springs, Wyoming facility, terminated its lease on the operating facilities and transferred its service equipment to its other locations in December 2003. This entity provides fracturing, cementing, and acidizing services as well as trucking of fluids to its oil field customers.

     Infinity Oil and Gas of Kansas, Inc. ("Infinity-Kansas") owns a 31.25% interest through a capital contribution in the Little Bear Creek prospect in southwest Kansas. This prospect is an undeveloped, 5,120 acre river sand prospect operated by an unrelated third party, IGWT, Inc. Infinity-Kansas has invested approximately $56,000 in leasehold and approximately $187,000 in 3-D seismic and the drilling of three wells on the prospect during the years ended December 31, 2003 and 2002. None of the wells drilled to date have been economic and the operator is evaluating the results of drilling programs on adjacent acreage before taking any further action. The results of the drilling programs on the adjacent acreage should be available in the second quarter of 2004. Depending on the results of those programs there is a potential that that the operator will abandon the prospect and Infinity-Kansas will reclassify the $56,000 in leasehold investment to the full cost pool subject to depletion. Infinity-Kansas does not have investment in any other oil and gas prospects.

     Infinity Oil & Gas of Wyoming, Inc. ("Infinity-Wyoming") is an independent energy company engaged in the acquisition, exploration, development, exploitation and production of crude oil and natural gas in the continental United States.

     Infinity-Wyoming was incorporated in January 2000 for the purpose of acquiring properties with the intent of exploring for coal bed methane. Historically, we have developed our proven oil and gas reserves and increased production primarily through acquiring oil and gas leaseholds and drilling wells to exploit and develop tight sand and coalbed methane properties. We believe the probability that such properties have hydrocarbons in place is relatively high and the viability of establishing commercially producible reserves is largely dependent on several factors, including: the market price for oil and gas; the costs of development, production and marketing; and determination of the amount of recoverable reserves and the rate at which such reserves can be extracted. To a lesser extent, we have added proved reserves through acquisition of properties with proved developed reserves.

     At December 31, 2003, Infinity-Wyoming had 8.7 billion cubic feet equivalent ("Bcfe") of proved reserves having a pretax present value based upon a discount rate of 10% of approximately $23.0 million based upon unescalated prices and costs. This valuation reflected average wellhead prices of $6.06 per Mcf for natural gas and $31.34 per barrel for crude oil at year-end.

     Approximately 95% of our proved oil and gas reserves were associated with tight sand properties on the Wamsutter Arch in the Greater Green River Basin in Wyoming. The balance of our proved reserves at the end of 2003 related to one property in the Sand Wash Basin in Colorado.

     At December 31, 2003, Infinity-Wyoming operated 13 of the 15 properties that were assigned proved developed oil and gas reserves. Effective March 1, 2004, Infinity-Wyoming assumed operations of the two previously non-operated properties which contained proved developed oil and gas reserves. An additional 11 properties were assigned proved undeveloped reserves at December 31, 2003. Operating the oil and gas properties in which it owns an interest allows Infinity-Wyoming to exercise greater control over operating costs, capital expenditures and the timing of exploration, development and exploitation activities.

     During 2003, Infinity-Wyoming produced 1.4 Bcfe of gas, comprised of 1.1 Bcf of natural gas and 57,700 barrels of crude oil. Approximately 98% of this production was from the Pipeline field on the Wamsutter Arch in the Greater Green River Basin. Total revenue from product sales totaled $6.6 million, comprised of natural gas sales of $4.8 million, or $4.47 per mcf, and crude oil sales of $1.8 million, or $30.51 per barrel.

     CIS-Oklahoma, Inc. owns the real property and facilities that Infinity and Consolidated occupy in Chanute and Ottawa, Kansas, Bartlesville, Oklahoma and Gillette, Wyoming. In addition to the purchase of the original facilities, the Bartlesville, Oklahoma facility was expanded in 2002 with the completion of a new office and shop facility at a cost of approximately $438,000. These properties were purchased with the proceeds from and serve as collateral for loans that were established with a local bank.

     Infinity Nicaragua Ltd. and Infinity Nicaragua Offshore Ltd. (the Infinity Nicaragua companies) are wholly owned subsidiaries of Infinity and incorporated in the Bahamas. The Infinity Nicaragua companies together own a majority interest in Rio Grande Resources S.A. ("Rio Grande"). Rio Grande is a Nicaraguan company. Pursuant to Nicaraguan law, Nicaraguan companies must have a minimum of three shareholders and there are three shareholders of Rio Grande. The Infinity Nicaraguan companies own 98.2% of Rio Grande. Rio Grande was awarded concessions to develop two offshore blocks in Nicaragua. The Instituto Nicaraguense de Energia ("INE"), the Nicaraguan governmental entity regulating oil and gas activities, refused to recognize the concessions awarded to Rio Grande and the Nicaragua Supreme Court declared them void. As a result, the Infinity Nicaragua companies currently hold no ownership interest in valid leases in Nicaragua and are no longer active subsidiaries of Infinity. However, the relationships that were built with INE and the geological and geophysical research that was done helped Infinity to become one of only six companies qualified to bid on the first international bidding round held by INE in January 2003. Infinity was awarded the bid on 24 blocks of acreage, comprised of over one million acres, and immediately entered into negotiations with INE to finalize the initial exploration plan for the Tyra and Perlas prospects. Infinity anticipates the completion of the negotiations and the assignment of the concessions during 2004.

     For a discussion of the development of the Company's business and a description of the oil field service properties and oil and gas properties by geographic area, see "Item 2. Properties".

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

     The Infinity-Kansas and Infinity-Wyoming subsidiaries are engaged in the acquisition and development of oil and gas properties. Infinity-Kansas' current interest is in a partner operated River Sand property in southwest Kansas. Infinity-Wyoming owns and operates the Pipeline and Labarge gas prospects in the Greater Green River Basin of southwest Wyoming and the Sand Wash and Piceance Basins of Colorado. For a complete description of the properties and the activities related to these properties see "Item 2. Description of Property - Oil and Gas Interest in Leasehold Acreage."

     Specific information about the revenue, profitability and assets of each business segment can be found in Note 14 to the Consolidated Financial Statements contained in this Form 10-K at page F-1.

CUSTOMERS AND MARKETS

Oil Field Services

     Consolidated provides its services to oil and gas developers and lease operators throughout eastern Kansas and northeast Oklahoma which includes the Forest City and Cherokee Basins and in the Powder River Basin of Wyoming. Consolidated also provides these services in the Arkoma basin of eastern Oklahoma and provides well cementing services to water well drillers in Missouri, Kansas and Oklahoma.

     Consolidated provided services to approximately 400 customers during the calendar year ended December 31, 2003, to approximately 380 customers for the calendar year ended December 31, 2002 and to over 350 customers during the nine month transition period ended December 31, 2001. The following table sets out information about Consolidated's major customers during each of these periods:

                                                             PERCENT  PERCENT OF
                                                                OF     OILFIELD
CUSTOMER                 AREAS OF OPERATION      REVENUE      TOTAL     SERVICE
----------------------  ---------------------  ------------  -------  ----------
                                      2003
                                      ----
A                       Northeastern Oklahoma  $1.1 million       6%         10%
B                       Eastern Kansas         $0.9 million       5%          8%

                                      2002
                                      ----
C                       Eastern Kansas/        $1.6 million      14%         18%
                        Northeastern Oklahoma

                             2001 TRANSITION PERIOD
                             ----------------------
D                       Northeastern Oklahoma  $1.3 million      11%         14%
E                       Powder River, Wyoming  $1.3 million      11%         14%

     Consolidated also provided services to Infinity-Wyoming which resulted in eliminated inter-company revenue of approximately $2.1 million in the year ended December 31, 2002 and $0.5 million for the nine months ended December 31, 2001. The amount of revenue earned by Consolidated from inter-company sales was less than $20,000 during the year ended December 31, 2003. Consolidated has no long-term service contracts with any customers and we do not believe that a loss of any one of our customers will have a prolonged material adverse effect on Consolidated's business. However, the loss of several customers in any location or a rapid, significant change in oil and gas prices to the extent that customers curtail their development activities could have a material adverse impact on our financial and operating results.

EXPLORATION AND PRODUCTION

     Infinity-Wyoming sells gas from the Pipeline project to Duke Energy Field Services ("Duke"). A portion of its gas is sold to Duke on a forward contract basis with the remainder being sold at the Inside FERC, first of the month CIG Index, a published pricing index on which gas sales contracts in the Rocky Mountains are generally based. Infinity-Wyoming enters into the contracts to hedge its production when market conditions are deemed favorable in order to manage price fluctuations and achieve a more predictable cash flow. The following table identifies the three contracts that were in place during the year ended December 31, 2003 and the two contracts that were put in place subsequent to that date.

                                         DAILY
  BEGINNING             ENDING         CONTRACT     CONTRACT
     DATE                DATE           VOLUME        PRICE
----------------  ------------------  -----------  -----------
October 1, 2002   September 30, 2003  1,000 MMBTU  $2.97/MMBTU
November 1, 2002  March 31, 2003      1,000 MMBTU  $3.00/MMBTU
April 1, 2003     March 31, 2004      3,500 MMBTU  $4.71/MMBTU

April 1, 2004     March 31, 2005      2,000 MMBTU  $4.40/MMBTU
April 1, 2005     March 31, 2006      2,000 MMBTU  $4.15/MMBTU

(1) MMBTU of gas is equivalent to 1,000,000 British thermal units, a standard measure of the heating value of the gas. The gas produced from the Pipeline project contains about 1,100 British Thermal Units ("BTU") per cubic foot of gas.)

     Oil production from the Pipeline wells is sold at the NYMEX posted price less $0.75 per barrel. For December 2003 this was a price of $31.51 per barrel of oil.

     The following table shows the total sales of oil and gas production and the percentage of consolidated revenue that the value represented for each of the years ended December 31, 2003 and 2002 and nine month transition period ended December 31, 2001.

        OIL AND GAS   PERCENTAGE OF
PERIOD    REVENUE     TOTAL REVENUE
------  ------------  --------------
2003    $6.6 million             36%
2002    $2.4 million             22%
2001    $1.8 million             15%

     Based on the general demand for oil and natural gas, Infinity does not believe that a loss of any customer would have a material adverse effect on its business.

COMPETITION

     Infinity and its subsidiaries compete in virtually all facets of their businesses with numerous other companies, including many that have significantly greater financial and other resources. Such competitors may be able to pay more for desirable oil and gas leases and to evaluate, bid for, and purchase a greater number of properties than the financial or personnel resources of Infinity permit. The oil field service competitors may be able to invest more resources in research and development of new completion techniques and acquire additional equipment to allow them to dedicate resources to a customer in a way that Consolidated is unable to.

     Consolidated's competition in eastern Kansas consist mainly of Cudd Pumping Services and Blue Star Acid Services. In northeastern Oklahoma, Consolidated competes with Cudd Pumping Services, BJ Services, Oklahoma Oil Well Fracturing and several small local companies. Consolidated believes that its bulk materials facilities, experienced work force, and well maintained fleet of service vehicles puts it in a competitive position to maintain revenues in these locations.

     Consolidated continues to see competition from three major service companies: Halliburton, BJ Services, and Schlumberger throughout Wyoming; and numerous smaller cementing companies in northeastern Wyoming. Consolidated may be at a competitive disadvantage when compared to the major companies that are well established with substantial financial resources. These companies can redirect assets and manpower, much like Consolidated has done, to insure that resources to meet the growing demand are available. Some of the exploration and development companies in this area also have the resources available to develop their own service providers. Consolidated's ability to provide services that meet the market demand in a timely manner while providing quality service to the wells will be crucial to its ability to compete in this market.

     Infinity's growth strategy includes the acquisition of oil and gas properties. There can be no assurance, however, that Infinity or its subsidiaries will be able to successfully acquire identified targets, or have the financing available for the acquisitions. We operate in the highly competitive areas of oil and natural gas exploration, exploitation, acquisition and production with other companies. We face intense competition from a large number of independent companies as well as major oil and gas companies in a number of areas such as:

          - Acquisition of desirable producing properties or new leases for future exploration;
          -    Marketing our oil and natural gas production; and
          - Seeking to acquire the equipment, labor and materials necessary to operate and develop those properties.

     Many of our competitors have financial and technological resources substantially exceeding those available to Infinity. Many oil and gas properties are sold in a competitive bidding process in which we may lack technological information or expertise available to other bidders. We cannot be sure that we will be successful in acquiring and developing profitable properties in the face of this competition.

GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY

General

     Infinity's business is affected by numerous laws and regulations, including, among others, laws and regulations relating to energy, environment, conservation and tax. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to Infinity, we cannot predict the overall effect of such laws and regulations on our future operations.

     Infinity believes that its operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on our method of operations than on other similar companies in the energy industry.

     The following discussion contains summaries of certain laws and regulations and is qualified as mentioned above.

Federal Regulation of the Sale of Oil and Gas

     Various aspects of the Infinity's oil and natural gas operations are regulated by agencies of the federal government. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the federal government has regulated the prices at which oil and gas could be sold. While "first sales" by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

     Commencing in April 1992, the FERC issued Orders Nos. 636, 636-A, 636-B, 636-C and 636-D ("Order No. 636"), which require interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers. Although Order No. 636 does not directly regulate Infinity's production activities, FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry.

     Infinity conducts certain operations on federal oil and gas leases, which are administered by the Minerals Management Service ("MMS"). Federal leases contain relatively standard terms and require compliance with detailed MMS regulations and orders, which are subject to change. Among other restrictions, the MMS has regulations restricting the flaring or venting of natural gas, and the MMS has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the MMS may require any company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect Infinity's financial condition, cash flows and operations. The MMS issued a final rule that amended its regulations governing the valuation of crude oil produced from federal leases. This rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil produced from federal leases. On August 20, 2003, the MMS issued a proposed rule that would change certain components of its valuation procedures for the calculation of royalties owed for crude oil sales. The proposed changes included changing the valuation basis for transactions not at arm's-length from spot to NYMEX prices adjusted for locality and quality differentials, and clarifying the treatment of transactions under a joint operating agreement. Final comments on the proposed rule were due on November 10, 2003. Infinity has no way of knowing whether the MMS will implement the proposed changes in a final rule or what effect such changes, if implemented, will have on Infinity's results of operations, However, we do not believe that this proposed rule would affect us any differently than other producers of crude oil.

     Additional proposals and proceedings that might affect the oil and gas industry are pending before Congress, the FERC, the MMS, state commissions and the courts. Infinity cannot predict when or whether any such proposals and proceedings may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, Infinity does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of Infinity or its subsidiaries.

Environmental Matters

     Consolidated, Infinity-Kansas, and Infinity-Wyoming currently own or lease properties that are being used for the disposal of drilling and produced fluids from exploration, development and production of oil and gas and for other uses associated with the oil and gas industry. Although these subsidiaries follow operating and disposal practices that it considers appropriate under applicable laws and regulations, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the subsidiaries or on or under other locations where such wastes were taken for disposal. Infinity could incur liability under the Comprehensive Environmental Response, Compensation and Liability Act or comparable state statutes for contamination caused by wastes it generated or for contamination existing on properties it owns or leases, even if the contamination was caused by the waste disposal practices of the prior owners or operators of the properties. In addition, it is not uncommon for landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of produced fluids or other pollutants into the environment.

     The operations of Consolidated routinely involve the handling of significant amounts of oil field related materials, some of which are classified as hazardous substances. Consolidated's transportation operations are regulated under the Federal Motor Carrier Safety Regulations of the Department of Transportation as administered by the Kansas Department of Transportation, Oklahoma Department of Transportation, and Wyoming Department of Transportation. The operation of salt-water disposal wells by Consolidated is regulated by the Kansas Department of Health and Environment. Consolidated will incur an estimated $100,000 in costs associated with operating within current environmental regulations this fiscal year primarily related to transportation of hazardous substances.

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

     Exploration and production operations of Infinity-Wyoming and Infinity-Kansas are subject to various types of regulation at the federal, state, and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells, and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The operation and production of Infinity-Wyoming's properties is subject to the rules and regulations of the Wyoming Oil and Gas Conservation Commission (WYOGCC) and the Colorado Oil and Gas Conservation Commission (COGCC). In addition a portion of the properties are on federal lands and are subject to Onshore Orders 1 and 2, The National Historic Preservation Act (NHPA), National Environmental Policy Act (NEPA) and the Endangered Species Act.

     Infinity-Wyoming is producing up to 750 barrels of water per day from coal bed methane wells that it operates. Infinity-Wyoming currently uses injection wells to dispose of the water into underground rock formations and plans to continue to use this method for disposal of the water produced from its operated wells. If the future wells produce water of lesser quality than allowed under state law for injection in underground rock formations or at a volume greater than can be injected into the current disposal wells, Infinity-Wyoming could incur costs of up to $7.50 per barrel of water to dispose of the produced water. At current production rates, this would cost Infinity-Wyoming approximately an additional $165,000 a month in water disposal costs. If Infinity-Wyoming's wells produce water in excess of the limits of its permitted facilities, Infinity-Wyoming may have to drill additional disposal wells. Each additional disposal well could cost Infinity-Wyoming up to $1,200,000. It costs Infinity-Wyoming approximately $50,000 per year to operate these disposal wells.

Bureau of Land Management

     Of Infinity-Wyoming's Pipeline acreage, approximately 14,200 gross acres, are leases that the Company acquired through the auction process and are administered by the Bureau of Land Management ("BLM"). Approximately 3,080 acres of 11,200 total acres of Infinity-Wyoming's Labarge acreage are part of federal units for which Infinity-Wyoming is the operator for the development of the resources to certain depths. The Piceance and Sandwash Basin acreage also include acreage that is administered by the BLM.

TITLE TO PROPERTIES

     As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time Infinity acquires leases of properties believed to be suitable for drilling operations. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, Infinity prepares a division order title report indicating the proper parties and percentages for payment or production proceeds, including royalties. Infinity believes that the titles to its leasehold properties are good and defensible in accordance with standards generally acceptable in the oil and gas industry.

EMPLOYEES

     Infinity and its subsidiaries currently have approximately 107 employees. Consolidated has 96 employees in its oil field services business, Infinity-Wyoming has 7 employees in its oil and gas exploration business, and Infinity has 4 employees in administrative positions.

RISK FACTORS

We have a history of operating losses and we may be unable to achieve long-term profitability.

     We incurred a loss in our fiscal years ended December 31, 2003 and 2002 of approximately $9,925,000 and $1,557,000, respectively. Our losses may impair our ability to obtain financing for drilling and other business activities on favorable terms. It may also impair our ability to attract investors if we attempt to raise additional capital by selling additional securities in a private or public offering. If needed in the future, we may not be able to obtain additional capital for our business to grow.

     Our ability to achieve a profit from operations on a long-term basis will depend on whether we are successful in exploring for and producing oil and gas from our existing properties. We face the following potential risks in developing our oil and gas properties:

     -    prices for oil and gas we produce may be lower than expected;

     - the capital required to develop the leases for production may not be available;

     -    we may not find oil and gas reserves in the quantities anticipated;

     - the reserves we find may not produce oil and gas at the rate anticipated;

     -    the cost of producing oil and gas may be higher than expected; and

     - there are many operating risks associated with drilling for and producing oil and gas.

Oil and gas prices are volatile, and an extended decline in prices would hurt our ability to achieve profitable operations.

     Our future oil and gas revenues, operating results, profitability, future rate of growth and the carrying value of oil and gas properties will depend heavily on prevailing market prices for oil and gas. We expect the market for oil and gas to continue to be volatile. During the year ended December 31, 2003 we received revenue per barrel of oil as low as $28.12 in May 2003 and as high as $35.63 in February 2003. The Inside FERC, first of the month CIG Index, the pricing index on which our gas sales are based, fluctuated from a low of $3.14 per 1,000 cubic feet (MCF) in January 2003 to a high of $5.01 per MCF during March 2003. At March 15, 2004 production levels, each $1.00 decrease in the price of crude oil would reduce Infinity's oil revenue by approximately $3,000 per month and if none of the gas produced were being sold under fixed price contracts, each $0.10 decrease in natural gas price would reduce Infinity's gas revenue by approximately $10,000 per month. Revenue generated from oil field services provided by Consolidated has increased to as much as $1.6 million per month when oil prices have been above $31.50 per barrel compared to revenue of $400,000 to $450,000 per month when prices reached historic lows of approximately $8.00 per barrel of oil in 1998. Any substantial or extended decline in the price of oil or gas would reduce our cash flow and borrowing capacity, as well as the value and the amount of our oil and gas reserves.

     Most of our proved reserves are natural gas. Therefore, the volatility in the price of natural gas will have the greatest impact on us. Various factors beyond our control affect prices of oil and gas, including:

     -    worldwide and domestic supplies of oil and gas;

     - the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil prices;

     -    production controls;

     - political instability or armed conflict in oil or gas producing regions;

     -    the price and level of foreign imports;

     -    worldwide economic conditions;

     -    marketability of production;

     -    the level of consumer demand;

     -    the price, availability and acceptance of alternative fuels;

     - the price, availability and capacity of commodity processing and gathering, and pipeline transportation;

     -    weather conditions; and

     -    actions of federal, state, local and foreign authorities.

     These external factors and the volatile nature of the energy markets generally make it difficult to estimate future prices of oil and gas. Significant declines in oil and natural gas prices for an extended period may cause various negative effects on our business, including:

     -    impairing our financial condition, cash flows and liquidity;

     -    limiting our ability to finance planned capital expenditures;

     -    reducing our revenues and operating income; and

     -    reducing the carrying value of our oil and natural gas properties.

     A charge to earnings and book value would occur if there is a further ceiling write down of the carrying value of Infinity-Wyoming's or Infinity-Kansas' oil and gas properties. Impairments can occur when oil and gas prices are depressed or unusually volatile. Once incurred, a ceiling write-down of oil and gas properties is not reversible at a later date. Infinity-Wyoming and Infinity-Kansas review, on a quarterly basis, the carrying value of their oil and gas properties under the full cost accounting rules of the Securities and Exchange Commission ("SEC"). Under these rules, costs of proved oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, after giving effect to cash flow from hedges, discounted at 10%, net of taxes less the liability for asset retirement obligations. Application of the ceiling test generally requires pricing future revenue at the un-escalated prices in effect as of the end of each fiscal quarter, after giving effect to the Company's cash flow hedge positions, and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time.

Revenues may be affected by the gas prices in the Rocky Mountain Region.

     The prices to be received for the natural gas production from our Wyoming and Colorado properties will be determined mainly by factors affecting the regional supply of and demand for natural gas. Based on recent experience, regional differences could cause a negative basis differential of $0.30 per MCF (1,000 cubic feet) and $1.50 per MCF between the published indices generally used to establish the price received for regional natural gas production and the actual price received by Infinity for its natural gas production.

Forward sales transactions may limit our potential gains or expose us to loss.

     To manage our exposure to price risks in the marketing of our natural gas, we enter into natural gas fixed price physical delivery contracts from time to time with respect to a portion of our current or future production. These transactions could limit our potential gains if natural gas prices were to rise substantially over the price established by the contracts. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

     -    our production is less than expected;

     - the counterparties to our futures contracts fail to perform under the contracts; or

     -    our production costs on the hedged production significantly increase.

Development of our oil and gas projects will require large amounts of capital which we may not be able to obtain.

     Full development of Infinity's properties would require drilling a maximum of 740 production wells, 160 disposal wells to handle produced water, and the construction of 130 production facilities. This would require capital expenditures of approximately $600 million. Currently, our potential sources of financing for these activities are cash generated by operations, future sales of equity or debt securities, obtaining additional debt financing or additional borrowings on the existing line of credit with U.S. Bank through the expansion of our borrowing base. The additional borrowing base is dependent on a number of factors including the price of natural gas, our ability to hedge future production, cost of operations and proved reserves. Additional borrowings on the line of credit may not be available if the borrowing base cannot be expanded, and other financing may not be available to Infinity on terms that are acceptable. Future cash flows and the availability of financing are subject to a number of variables, such as:

     - our coalbed methane gas projects in the Green River Basin of Wyoming and Sandwash and Piceance Basins of Colorado achieving a level of production that provides sufficient cash flow to support additional borrowings;

     -    our success in locating and producing new reserves;

     -    prices of crude oil and natural gas; and

     -    the level of production from existing wells.

     Issuing equity securities to satisfy our financing requirements could cause substantial dilution to existing shareholders. Debt financing could lead to:

     - a substantial portion of our operating cash flow being dedicated to the payment of principal and interest;

     - an increase in interest expense as the amount of debt outstanding increases or as variable interest rates increase;

     - Infinity being more vulnerable to competitive pressures and economic downturns; and

     - restrictions on our operations that may be contained in any contract entered into with lenders.

     We could also consider entering into a partnership with another oil and gas company or companies in which we would maintain a carried or reduced working interest in the oil and gas properties to provide the funds for future capital needs on the projects. However this would reduce our ownership and control over the projects and could significantly reduce our future revenues generated from gas production.

     If projected revenues were to decrease due to lower oil and natural gas prices, decreased production or other reasons, and if we were not able to obtain the necessary capital, our ability to execute development plans or maintain production levels could be limited.

Our leverage and debt service obligations may adversely affect our cash flow and our ability to make payments on our long-term debt.

     As of December 31, 2003, we had total long-term debt of approximately $28.0 million and stockholders' equity of approximately $22.9 million. Our level of debt could have important consequences to our business, including the following:

     - it may be more difficult for us to satisfy our debt repayment obligations;

     - future covenant violations, if any, could result in accelerated payment terms on existing debt;

     - we may have difficulties borrowing money in the future for acquisitions, to meet our operating expenses or for other purposes;

     - the amount of our interest expense may increase because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

     - we will need to use a portion of the money we earn to pay principal and interest on our debt which will reduce the amount of money we have to finance our operations and other business activities;

     - significantly all of our properties are pledged as collateral to lenders and failure to pay could result in foreclosure and loss of assets;

     - we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

     - we may be more vulnerable to economic downturns and adverse developments in our industry; and

     - our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Information concerning our reserves, future net revenue estimates, and potential future ceiling write-downs are uncertain.

     There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values. Actual production, revenues and reserve expenditures will likely vary from estimates.

     Estimates of oil and natural gas reserves, by necessity, are projections based on available geologic, geophysical, production and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of factors and assumptions based on existing conditions, all of which may vary considerably from actual future results and from one professional engineer to another.

     In addition, investors should not construe the present value of future cash flows as the current market value of the estimated oil and natural gas reserves attributable to our properties. The estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, in accordance with applicable regulations, whereas actual future prices and costs may be materially higher or lower. Factors that will affect actual future net cash flows include:

     -    the amount and timing of actual production;

     -    the price for which that oil and gas production can be sold for

     -    supply and demand for natural gas;

     -    curtailments or increases in consumption by natural gas purchasers;
          and

     -    changes in government regulations or taxation.

     As a result of these and other factors, we will be required to periodically reassess the amount of our reserves, which may require us to recognize a ceiling write-down of our oil and gas properties. Such factors could cause us to have to write down the value of some of our properties in future periods.

     Infinity-Wyoming has approximately $9.4 million invested in unproved oil and gas properties not subject to amortization on its Labarge project and expects to incur an additional $3.6 million in costs under an agreement to further develop the property. In order to further evaluate and develop the Labarge project, Infinity-Wyoming entered into an agreement with Schlumberger Technology Corporation ("Schlumberger") and Red Oak Capital Management LP ("Red Oak"). At the conclusion of the 2004 evaluation activity, a significant portion of the investment in unproved oil and gas properties will be reclassified to the full cost pool subject to depletion and the ceiling test. If the 2004 evaluation and exploration activity at Labarge do not result in additional proved reserves, or if proved reserves are not significant, Infinity could be required to write-down a portion of the full cost pool of oil and gas properties subject to amortization upon reclassification of the Labarge unproved oil and gas property costs.

The oil and gas exploration business involves a high degree of business and financial risk.

     The business of exploring for and developing oil and gas properties is an activity that involves a high degree of business and financial risk. Property acquisition decisions generally are based on assumptions about the quantity, quality, cost to produce, market availability and sales price for the reserves being acquired. Although available geological and geophysical information can provide information about the potential of a property, it is impossible to predict accurately the ultimate production potential, if any, of a particular property or well. Any decision to acquire a property is also influenced by our subjective judgment as to whether we will be able to locate the reserves, drill and equip the wells to produce the reserves, operate the wells economically, and market the production from the wells.

     The successful completion of an oil or gas well does not ensure a profit on investment. A variety of geophysical factors may negatively affect the commercial viability of any particular well, including:

     -    the absence of producible quantities of oil and gas;

     - insufficient formation attributes, such as porosity, to allow production;

     -    excess water production requiring disposal; and

     -    improperly pressured reservoirs from which to produce the reserves.

     In addition, market-related factors may cause a well to become uneconomic or only marginally economic, such as:

     -    availability of transportation for the production;

     -    demand for the oil and gas produced; and

     -    price for the oil and gas produced.

Our business is subject to operating hazards that could result in substantial losses.

     The oil and natural gas business involves operating hazards such as:

     -    well blowouts;

     -    craterings;

     -    explosions;

     -    uncontrollable flows of oil, natural gas or well fluids;

     -    fires;

     -    formations with abnormal pressures;

     -    pipeline ruptures or spills;

     -    pollution; and

     - releases of toxic gas and other environmental hazards and risks any of which could cause substantial losses.

     As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. This insurance has deductibles or self-insured retentions and contains certain coverage exclusions. Infinity's insurance premiums can be increased or decreased based on the claims made by Infinity under its insurance policies. The insurance does not cover damages from breach of contract by Infinity or based on alleged fraud or deceptive trade practices. Whenever possible, Infinity obtains agreements from customers that limit its liability; however, insurance and customer agreements do not provide complete protection against losses and risks and losses could occur for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could harm our financial conditions and results of operations.

     Our operations are dependent upon the availability of certain resources, including drilling rigs, water, chemicals, and other materials necessary to support our capital development plans and maintenance requirements. The lack of availability of one or more of these resources at an acceptable price could have a material adverse affect on our business.

     In addition, we may be liable for environmental damage caused by previous owners of property we own or lease. As a result, we may face substantial potential liabilities to third parties or governmental entities that could reduce or eliminate funds available for exploration, development or acquisitions or cause Infinity to incur losses. An event that is not fully covered by insurance -- for instance, losses resulting from pollution and environmental risks that are not fully insured -- could cause us to incur material losses.

Exploratory drilling is an uncertain process with many risks.

     Exploratory drilling involves numerous risks, including the risk that we will not find any commercially productive natural gas or oil reservoirs. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including:

     -    unexpected drilling conditions;

     -    pressure or irregularities in formations;

     -    equipment failures or accidents;

     -    adverse weather conditions;

     -    compliance with governmental requirements, rules and regulations; and

     - shortages or delays in the availability of drilling rigs and the delivery of equipment.

     Infinity's future drilling activities may not be successful, and we cannot be sure of our overall drilling success rate. Unsuccessful drilling activities would result in significant expenses being incurred without any financial gain.

Our business will depend on transportation facilities owned by others.

     The marketability of gas production will depend in part on the availability, proximity and capacity of pipeline systems owned by third parties. Federal and state regulation of gas and oil production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, and general economic conditions could adversely affect our ability to gather and transport natural gas.

The oil and gas industry is heavily regulated and we must comply with complex governmental regulations.

     Federal, state and local authorities extensively regulate the oil and gas industry and the drilling and completion of oil and gas wells. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. Noncompliance with statutes and regulations may lead to substantial penalties, and the overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability. State and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells through permit and bonding requirements, the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

     Infinity's operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local government authorities. Infinity-Wyoming estimates it will spend approximately $10,000 per well for containment facilities during drilling operations and approximately $3.6 million to obtain permits for, drilling and equipping up to three water disposal wells to handle water produced from oil and gas wells during the current fiscal year. It will cost Infinity-Wyoming approximately $50,000 per year to operate each disposal well. In addition to the environmental costs that will be incurred by our oil and gas production operations, Consolidated will incur an estimated $100,000 in costs associated with operating within current environmental regulations this fiscal year. New laws or regulations, or changes to current requirements, could result in Infinity having to incur significant additional costs. We could face significant liabilities to the government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation.

     Our well service operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. Our operations and facilities are subject to numerous environmental laws, rules and regulations, including laws concerning:

     - the containment and disposal of hazardous substances, oilfield waste and other waste materials;

     -    the use of underground storage tanks; and

     -    the use of underground injection wells.

     Laws protecting the environment are becoming stricter. Sanctions for failure to comply with these laws, rules and regulations, many of which may be applied retroactively, may include:

     -    administrative, civil and criminal penalties;

     -    revocation of permits; and

     -    corrective action orders.

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

     Large volumes of water produced from coalbed methane wells and discharged onto the surface in the Powder River Basin of Wyoming have drawn the attention of government agencies, gas producers, citizens and environmental groups which may result in new regulations for the disposal of produced water. Infinity-Wyoming intends to use injection wells to dispose of water into underground rock formations. If our wells produce water of lesser quality than allowed under Wyoming state law for injection into underground rock formations, Infinity-Wyoming could incur costs of up to $7.50 per barrel of water to dispose of the produced water. At current production rates, this would cost Infinity an additional $165,000 a month in water disposal costs. If Infinity's wells produce water in excess of the limits of its disposal facilities, Infinity may have to drill additional disposal wells. Each additional disposal well could cost Infinity up to $1,200,000.

The oil and gas industry is highly competitive.

     We operate in the highly competitive areas of oil and natural gas exploration, exploitation, acquisition and production with other companies. We face intense competition from a large number of independent companies as well as both major and other independent oil and natural gas companies in a number of areas such as:

     - acquisition of desirable producing properties or new leases for future exploration;

     -    marketing our oil and natural gas production; and

     - seeking to acquire the equipment, labor and materials necessary to operate and develop those properties.

     Many of our competitors have financial and technological resources substantially exceeding those available to Infinity. Many oil and gas properties are sold in a competitive bidding process in which we may lack technological information or expertise available to other bidders. We cannot be sure that we will be successful in acquiring and developing profitable properties in the face of this competition.

We depend on key personnel.

     The loss of key members of our management team, or difficulty attracting and retaining experienced technical personnel, could reduce our competitiveness and prospects for future success. Infinity's success will depend on the continued services of its executive officers and a limited number of other senior management and technical personnel. Loss of the services of any of these people could have a material adverse effect on our operations. Infinity maintains "key man" life insurance on the lives of Stanton E. Ross and Jon D. Klugh, but only in the amount of $250,000 each. Infinity does not have employment agreements with any of its executive officers. Infinity's exploratory drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced explorationists, engineers and other professionals. Competition for experienced explorationists, engineers and some other professionals is extremely intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

FORWARD-LOOKING STATEMENTS

     This report on Form 10-K, including information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words "anticipate," "intend," "believe," "estimate," "project," "expect," "plan," "should" or similar expressions are intended to identify such statement. Forward-looking statements include, among other items:

          -    Infinity's growth strategies,

          - anticipated trends in Infinity's business and its future results of operations,

          -    market conditions in the oil and gas industry,

          -    the ability of Infinity to make and integrate acquisitions,

          -    the availability of financing on acceptable terms,

          -    the impact of governmental regulation,

          -    the timing of engineering studies and permitting, and

          -    world financial market conditions.

     Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

          -    fluctuations in oil and natural gas production,

          -    fluctuations in oil and natural gas prices,

          -    incorrect estimations of required capital expenditures,

          - uncertainties inherent in estimating quantities of oil and gas reserves and projecting future rates of production and timing of development activities,

          -    increases in the cost of drilling and completing wells,

          -    an increase in the cost of oil and gas production operations,

          - the availability, conditions and timing of required government approvals,

          -    the availability, conditions and timing of third party financing,

          -    an increase in materials, fuel and labor costs,

          - a decline in demand for Infinity's oil and gas production or oil field services, and

          -    changes in general economic conditions.


ITEM 2.  DESCRIPTION OF PROPERTY

BUSINESS PROPERTIES

     Infinity's headquarters are located at 211 West 14th Street, Chanute, Kansas 66720, along with the headquarters and some of the operating facilities of Consolidated. This facility and other Consolidated facilities in Bartlesville, Oklahoma and Ottawa, Kansas were purchased in November of 1999 by the CIS-Oklahoma, Inc. subsidiary. CIS-Oklahoma also acquired facilities in Gillette, Wyoming for $140,000 during 2001, which includes office and shop facilities for Consolidated's operations. Funds for the acquisitions were obtained through a loan from a local bank, secured by the Kansas and Wyoming oil field service facilities. The loan was for $350,000 for a period of seven years with an initial adjustable interest rate of 8.5% per annum based on Wall Street Prime plus 1%. Effective November 2003, the interest rate was reduced to 4.25%. Payments on this loan are currently $5,635 per month, including interest, with an outstanding loan balance of approximately $185,000 at December 31, 2003. The shop and office facility that were built in Bartlesville, Oklahoma during 2001 for the operations of Consolidated were financed from cash flow and with a ten-year, 9.25% note with a local bank. The note had an outstanding balance of approximately $330,000 at December 31, 2003, requires monthly payments of approximately $4,900, and is collateralized by the Bartlesville, Oklahoma facility.

     Consolidated provides numerous services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, nitrogen pumping and water hauling. Consolidated provides these services out of service facilities it owns in Chanute and Ottawa, Kansas; Bartlesville, Oklahoma; and Gillette, Wyoming. Due to the decrease in the number of wells being drilled and the schedule on which wells would be drilled by Infinity-Wyoming and an increase in service requests and equipment demand in other services areas, Consolidated closed its Rock Springs, Wyoming facility, terminated its lease on the operating facilities and transferred its service equipment to its other locations in December 2003.

     Consolidated operates a fleet of approximately 150 vehicles specifically designed to provide service to oil and gas well operators working at depths ranging from 100 to 5,000 feet as is usually the case in eastern Kansas, northeastern Oklahoma, and the coal bed methane development of the Powder River Basin of Wyoming. The service vehicles are part of the collateral for a revolving note, capital expenditures note and term loan due in January 2005 with outstanding balances on the revolving note, capital expenditures note and term loan of approximately $0.1 million, $0.4 million and $0.9 million, respectively at December 31, 2003. The capital expenditures and term loan require monthly payments totaling approximately $0.1 million per month. Consolidated has also purchased vehicles using financing from manufacturers. These loans and leases typically have terms of 12 to 60 months with interest rates ranging from 6.0% to 9.5%. As of December 31, 2003, Consolidated was making monthly payments of approximately $24,000 under these loans and leases.

     Consolidated leases property near Cheyenne, Wyoming, which is the site of the brine water treatment facility. Rent on this land lease is $1,000 per year. The lease is for a term of twenty-five years beginning July 1994, but may be terminated by Consolidated at any time on written notice. In February of 2003 Consolidated signed a letter of intent to sell these facilities and transfer the lease on the property to the new owner. However, the potential purchaser to the letter of intent was unable to finance the acquisition and the sale has not been completed. Consolidated is working with the potential purchaser to identify a structure which will allow the sale to be completed. We do not know when the sale might be completed.

Oil and Gas Interest in Leasehold Acreage

     Infinity-Wyoming engaged Netherland, Sewell & Associates, Inc., independent petroleum engineers to prepare estimates of proved reserves, projected future production and related future net revenue for our properties as of December 31, 2003. Estimates prepared by Netherland, Sewell & Associates, Inc. were based upon review of production histories and other geologic, economic, ownership, volumetric and engineering data. In estimating reserve quantities that are economically recoverable, oil and gas prices and estimated development and production costs as of December 31, 2003 were utilized.

     The following table sets forth estimates as of December 31, 2003 derived from the Netherland, Sewell & Associates, Inc. reserve report. The present value (discounted at 10 percent) of estimated future net revenue before income taxes shown in the table is not intended to represent the current market value of our estimated proved oil and gas reserves. For additional information concerning the present value of future net revenue from these proved reserves, see Note 19 - Supplemental Oil and Gas Information (Unaudited) in the Notes to the Consolidated Financial Statements.

                                       Developed   Undeveloped      Total
                                      -----------  ------------  -----------

Natural gas (mcf)                       4,724,523     2,786,372    7,510,895
Crude oil (barrels)                       124,968        68,170      193,138
Total (mcfe)                            5,474,331     3,195,392    8,669,723
Future net revenue before income
   taxes                              $21,557,500  $ 10,916,700  $32,474,200
Present value of future net revenue
   before income taxes                $16,383,600  $  6,561,500  $22,945,100

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Overview of Oil and Gas Production Activity" for a discussion of the variables that resulted in the reduction of reserves at December 31, 2003.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth herein represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment and the existence of development plans. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates. Accordingly, the reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Further, the estimated future net revenue from proved reserves and the present value thereof are based upon certain assumptions, including future geologic success, prices, production levels and costs that may not prove correct. Predictions about prices and future production levels are subject to great uncertainty and the meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Oil and gas prices have fluctuated widely in recent years. There is no assurance that prices will not be materially higher or lower than the prices utilized in estimating the reserves of Infinity-Wyoming.

     The weighted average sales prices utilized for purposes of estimating our proved reserves and future net revenue therefrom as of December 31, 2003 were $6.06 per Mcf of natural gas and $31.34 per barrel of crude oil.

     As an operator of domestic oil and gas properties, Infinity-Wyoming annually files Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by Public Law 93-275. There are differences between the reserves as reported in Form EIA-23 and as reported herein. The differences are attributable to the fact that Form EIA-23 requires that an operator report total reserves attributable to wells that it operates; without regard to ownership (i.e. reserves are reported on a gross operated basis, rather than on a net interest basis).

Acreage

     The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases held by Infinity-Wyoming as of December 31, 2003. Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation.

                            Developed Acreage  Undeveloped Acreage
                           ------------------  ------------------
                            Gross      Net      Gross      Net
                           --------  --------  --------  --------

Greater Green River Basin
   Wamsutter Arch             3,520     3,360    16,030    15,790
   Labarge                    1,763     1,763     9,967     9,436
Sand Wash Basin                 640       640   160,689   112,193
Piceance Basin                    -         -    20,020    20,020
                           --------  --------  --------  --------
   Total                      5,923     5,763   206,706   157,439
                           ========  ========  ========  ========

     Leases covering 57,097 gross (45,705 net) undeveloped acres included as a part of the Sand Wash Basin prospect above expire during the year ending December 31, 2004, and therefore the related capitalized costs were reclassified to the full cost pool at December 31, 2003.

     Infinity-Wyoming held options on an additional 26,330 gross acres as of December 31, 2003. Options on approximately 8,300 of such acres were relinquished on February 29, 2004, and therefore the related capitalized costs were reclassified to the full cost pool at December 31, 2003.

Major properties

Greater Green River Basin - Wamsutter Arch

     At December 31, 2003, Infinity-Wyoming held leases on approximately 19,000 net acres on the Wamsutter Arch in the Greater Green River Basin of South Central Wyoming. Infinity-Wyoming currently seeks to exploit hydrocarbons in the Cretaceous-aged Upper Almond sand at varying depths between 2,900 and 3,600 feet. At December 31, 2003, Infinity-Wyoming operated 36 wells in the field, of which 10 were active producers, 13 were shut-in, 6 were waiting completion operations, 3 were water disposal wells, and 4 were waiting plugging and abandonment. All six wells waiting completion at year end have been completed as producers during the first quarter of 2004. During March 2004, Infinity-Wyoming assumed operations of two additional wells in the field following the acquisition of additional working interests in those wells.

     During 2003, Infinity-Wyoming produced approximately 1,051,200 mcf of natural gas and 57,400 barrels of crude oil, or 1,395,700 mcfe from the field. Production during 2003 represented a 62% increase over 2002, but production has declined on a quarterly basis since the quarter ended March 31, 2003 when production reached 408,100 mcfe.

     At December 31, 2003, Infinity-Wyoming held options on an additional 8,300 gross acres in the field. The options were relinquished on February 29, 2004.

Greater Green River Basin - Labarge

     At December 31, 2003, Infinity-Wyoming held leases on approximately 11,000 net acres located on the northern extension of the Moxa Arch in southwestern Wyoming. Infinity-Wyoming currently seeks to exploit hydrocarbons in the Cretaceous Upper Mesaverde coals at varying depths between 3,400 and 4,200 feet. At December 31, 2003, Infinity-Wyoming operated 12 wells in the field, of which 2 were active producers, 5 were shut-in, 3 were waiting completion operations, and 2 were water disposal wells.

     During 2003, Infinity-Wyoming produced approximately 29,000 mcf of natural gas and 300 barrels of crude oil, or 30,700 mcfe from the field. Production during 2003 represented a 27% decrease as compared to 2002, and production has declined on a quarterly basis since the quarter ended September 30, 2002 when production reached 20,600 mcfe. Production at Labarge has continued to be uneconomic. Infinity-Wyoming believes that this may be due in part to down-hole operational problems and as a result in December 2003, Infinity-Wyoming entered into an agreement with Schlumberger Technology Corporation and Red Oak Capital Management LLC for the further evaluation and development of the Labarge acreage.

Sand Wash Basin

     At December 31, 2003, Infinity-Wyoming held leases on approximately 112,000 net undeveloped acres in the Sand Wash Basin of northwest Colorado and south central Wyoming. This prospect seeks to exploit the Williams Fork and Iles coals at varying depths between 2,500 and 3,000 feet. Secondary objectives include hydrocarbons in the fractured Niobrara calcareous shale. Leases covering 57,097 gross (45,705 net) undeveloped acres included as a part of the Sand Wash Basin prospect expire during the year ending December 31, 2004. Infinity-Wyoming is currently seeking offers from other industry operators for interests in the acreage in exchange for cash and a carried-interest in drilling operations. No assurance can be given that any such transactions will be consummated on terms acceptable to Infinity-Wyoming. At December 31, 2003, Infinity-Wyoming operated 4 wells in the field, all of which were shut-in.

Piceance Basin

     At December 31, 2003, Infinity-Wyoming held leases on approximately 20,000 net undeveloped acres in the northeastern corner of the Piceance Basin in northwestern Colorado. This prospect seeks to exploit the Williams Fork and Iles coals at varying depths between 1,000 and 3,000 feet. Under the terms of the lease agreement covering approximately 16,000 acres, Infinity-Wyoming is required to drill and complete five wells by November 20, 2005, or relinquish the acreage to the seller. Infinity-Wyoming is currently seeking offers from other industry operators for interests in the acreage in exchange for cash and a carried-interest in drilling operations. No assurance can be given that any such transactions will be consummated on terms acceptable to Infinity-Wyoming.

Stanton County, Kansas

     Infinity-Kansas acquired a 31.25% interest in a 5,120 acre river sand prospect in Stanton County, Kansas for $56,000, or $35.00 per acre, in November 2001. Infinity-Kansas has incurred approximately $187,000 for the drilling of three exploratory wells and for a 3-D seismic study across the acreage. The three exploratory wells have been uneconomical and the operator of the property is evaluating the results of drilling programs on adjacent acreage before taking any further action. The results of the drilling programs on the adjacent acreage should be available in the second quarter of 2004. Depending on the results of those programs, there is a potential that that the operator will abandon the prospect and Infinity-Kansas will write off its investment in the additional acreage. Infinity-Kansas does not have investment in any other oil and gas prospects.

Offshore Nicaragua

     During 2003 and into the first quarter of 2004, Infinity has renegotiated a number of key terms and conditions of the exploration contract covering the approximate 1,400,000-acre Tyra and Perlas concession areas offshore Nicaragua, including an extension of the exploration period from six to eight years with four sub-phases, and is awaiting final approvals by the Nicaraguan government. Upon approval, the initial capital cost during the first twelve months would be approximately $800,000, with an additional $1,600,000 during the second twelve months to cover the costs of environmental studies, geological and geophysical analysis, acquisition of seismic data and other operational expenses.

     Exploration offshore Nicaragua will focus on Eocene and Cretaceous carbonate reservoirs and Infinity's management and consultants believe (i) numerous analogies can be made between the Infinity concession block and production from fractured Cretaceous carbonates in Mexico, Venezuela and Guatemala, and (ii) the presence of Cretaceous source rocks onshore Honduras and Nicaragua can be projected into the offshore Caribbean Shelf.

Production

     The following table sets forth Infinity-Wyoming's net oil and gas production, average sales prices, and costs and expenses associated with such production during the periods indicated. Information presented for 2001 pertains to the nine-month transition period ended December 31, and includes results for Infinity-Kansas. Information presented for 2002 and 2003 pertains to the years ended December 31, and includes only the results for Infinity-Wyoming.

                                   2003       2002      2001
                                ----------  --------  --------

Production:
   Natural gas (mcf)             1,080,456   676,879   128,998
   Crude oil (barrels)              57,654    53,122    74,812
   Total (mcfe)                  1,426,380   995,611   577,870
Average daily production:
   Natural gas (mcf)                 2,960     1,854       469
   Crude oil (barrels)                 158       145       270
   Total (mcfe)                      3,908     2,727     2,101
Average sales price per unit:
   Natural gas (mcf)            $     4.47  $   1.88  $   1.76
   Crude oil (barrels)               30.51  $  17.14  $  20.46
   Total (mcfe)                 $     4.62  $   2.38  $   3.04
Production costs per mcfe       $     2.05  $   1.83  $   1.97

     Infinity-Wyoming owned 14 gross (12 net) producing wells and 5 gross (5 net) service wells as of December 31, 2003. Infinity-Wyoming owned an additional 33 gross (33 net) wells which were shut in, waiting completion or plugging and abandonment as of December 31, 2003.

Development, Exploration and Acquisition Expenditures

     The following table sets forth certain information regarding the costs incurred by Infinity in its development, exploration and acquisition activities during the periods indicated. Information presented for 2001 pertains to the nine-month transition period ended December 31. Information presented for 2002 and 2003 pertains to the years ended December 31.

                                2003        2002         2001
                             ----------  -----------  ----------
Property acquisition costs:
   Proved                    $1,099,120  $    72,383  $  223,319
   Unproved                     661,224    2,279,587   1,291,126
                             ----------  -----------  ----------
   Total acquisitions costs   1,760,344    2,351,970   1,514,445

Development costs             3,167,700      786,095     721,760
Exploration costs             3,491,953   11,955,351   6,957,735
                             ----------  -----------  ----------

Total                        $8,419,997  $15,093,416  $9,193,940
                             ==========  ===========  ==========

Drilling Activity

     The following table sets forth certain information regarding the wells completed during the periods indicated. Frequently wells are spud or drilled in one period and completed in the subsequent period. Information presented for 2001 pertains to the nine-month transition period ended December 31.
Information presented for 2002 and 2003 pertains to the years ended December 31. Certain 2002 and 2001 information has been restated to conform to the current year presentation.

                       2003         2002         2001
                       ----         ----         ----
                   GROSS  NET   GROSS  NET   GROSS  NET
                   -----  ----  -----  ----  -----  ----
Development:
   Service             1     1      2     2      1     1
   Productive          -     -      2     2      -     -
   Non-productive      -     -      -     -      -     -
                   -----  ----  -----  ----  -----  ----
   Total               1     1      4     4      1     1
                   =====  ====  =====  ====  =====  ====

Exploratory:
   Productive          -     -     13    13      -     -
   Non-productive      -     -      9     9      1     1
                   -----  ----  -----  ----  -----  ----
   Total               -     -     22    22      1     1
                   =====  ====  =====  ====  =====  ====

As of December 31, 2003, Infinity-Wyoming had an additional thirteen wells which were awaiting completion, including four wells waiting plugging and abandonment operations and six others that were completed by March 19, 2004.

Delivery Commitments

     Infinity-Wyoming entered into a gas gathering and transportation contract with Duke in which Duke will build gas gathering laterals and install compression facilities to deliver gas produced from the Pipeline wells to the Overland Trail Transmission pipeline. During 2002, the contract was amended to include additional compression and gathering facilities installed by Duke and delivery points for the additional production being generated by Infinity-Wyoming. Infinity-Wyoming will pay a gathering fee of $0.40 per MCF until 7,500,000 MCF have been produced at which time the fee is reduced to $0.25 per MCF. Infinity-Wyoming was obligated to deliver 600,000 MCF the first year, 1,600,000 MCF the second year and 2,000,000 the third and fourth years and 1,800,000 in the fifth and final year of the contract. To date, Infinity-Wyoming has delivered approximately 2,060,000 MCF on this contract. The Pipeline sales volumes will also be subject to a $0.15 per Million British Thermal Units (MMBTU) charge for access onto the Overland Trail Transmission line. While Infinity-Wyoming has failed to deliver the volumes required under the terms of the contract, the pipeline operator has also not provided the compression and gathering capabilities they were required to provide under the contract. Management has received a verbal commitment from the operator that the volume commitments will be adjusted and management does not believe there will be a contract shortfall under the renegotiated volumes.

     Beginning April 1, 2003 and effective through March 31, 2004, Infinity-Wyoming had contracted to sell 3,500 MMBTU per day to Duke at a price of $4.71 per MMBTU, which equates to $5.16 per MCF. Subsequent to December 31, 2003 Infinity-Wyoming entered into two additional contracts with Duke for the sale of 2,000 MCF per day. The first contract is for the period April 1, 2004 through March 31, 2005 and sets a price of $4.40 per MCF. The second contract is for the period beginning April 1, 2005 and ending March 31, 2006 and is for $4.15 per MCF. Infinity-Wyoming will receive the Colorado Interstate Gas (CIG) Pipeline first of the month index price for each MCF of gas in excess of the contracted volume delivered onto the Overland Trail Transmission line. Infinity and its subsidiaries presently have no agreements or commitments, other than those shown above, to provide quantities of oil or gas in the future.

ITEM 3.  LEGAL PROCEEDINGS

     There are currently no pending material legal proceedings to which we are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Principal Market and Price Range of Common Stock

     Infinity's Common Stock began trading on the Nasdaq Small-Cap Market on June 29, 1994, under the symbol "IFNY." In August 2002, Infinity became listed on the Nasdaq National Market. The following table sets forth the high and low closing sale prices for Infinity's Common Stock as reported by the Nasdaq Stock Market. The closing price of the Common Stock on March 31, 2004 was $3.36.

  Quarter Ended      High     Low
------------------  -------  ------
March 31, 2002      $  7.34  $ 5.03
June 30, 2002         11.38    7.72
September 30, 2002     8.19    5.95
December 31, 2002      9.00    7.11

March 31, 2003         9.74    7.75
June 30, 2003          8.83    5.50
September 30, 2003     6.01    4.30
December 31, 2003      4.90    3.31

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     The number of record holders of Infinity's $0.0001 par value Common Stock at April 12, 2004, was 187 and the Company believes it has over 1,500 beneficial owners of such stock.

DIVIDENDS

     Holders of common stock are entitled to receive such dividends as may be declared by Infinity's Board of Directors. Infinity has not declared nor paid and does not anticipate declaring or paying an dividends on its common stock in the near future. Any future determination as to the declaration and payment of dividends will be at the discretion of Infinity's board of directors and will depend on then-existing conditions, including Infinity's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the board deems relevant. Pursuant to the terms of the Loan Agreement with LaSalle Bank, N.A., Consolidated is prohibited from paying any dividends to Infinity during the term of the agreement and under the terms of the Loan Agreement with U.S. Bank National Association, Infinity-Wyoming is restricted in the amount of distributions it can make to Infinity, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial information presented below for the years ended December 31, 2003 and 2002 and March 31, 2001 and 2000 and, the nine month transition period ended December 31, 2001 is derived from the audited consolidated financial statements of Infinity for all periods. Infinity changed its fiscal year end to December 31 fiscal year end from a March 31 fiscal year end effective December 31, 2001. Certain reclassifications have been made to prior financial statements to conform with the current presentation. The table gives effect to the two-for-one split of Infinity's common stock effective May 13, 2002 for all periods presented.

                                                                    FOR THE PERIOD ENDED
                                                              DECEMBER 31,              MARCH 31,
                                                     -----------------------------  ------------------
                                                       2003      2002       2001      2001      2000
                                                     --------  ---------  --------  --------  --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Revenue:
   Oil field service revenue                         $11,634   $  8,570   $ 9,854   $ 8,476   $ 5,122
   Oil and gas revenue                                 6,589      2,368     1,759       376         8
                                                     --------  ---------  --------  --------  --------
      Total revenue                                  $18,223   $ 10,938   $11,613   $ 8,852   $ 5,130
                                                     ========  =========  ========  ========  ========
Expenses:
   Oil and gas service operations                    $ 6,223   $  4,621   $ 5,154   $ 4,666   $ 3,027
   Oil and gas production expense                      2,161      1,583     1,074       207         7
   Production taxes                                      759        238        66        14         -
   Operating expenses                                  5,311      4,647     2,789     2,460     2,231
   Depreciation, depletion and amortization            3,074      1,783     1,063       922       781
   Ceiling write-down of oil and gas properties        2,975          -         -         -         -
                                                     --------  ---------  --------  --------  --------
      Total expenses                                 $20,503   $ 12,872   $10,146   $ 8,269   $ 6,046
                                                     ========  =========  ========  ========  ========
Other income (expense)
   Interest expense and amortization of loan costs   $(7,794)  $ (  837)  $(1,866)  $(1,062)  $  (517)
   Impairment of other assets                        $     -   $      -   $(  600)  $     -   $     -
   Gain on sale of securities                        $     -   $      -   $ 5,128   $ 2,780   $     -
   Other, net                                        $   149   $     69   $     1   $   176   $    40

Income (loss) before income taxes                    $(9,925)  $ (2,701)  $ 4,130   $ 2,477   $(1,393)
Income tax (expense) benefit                               -      1,144    (1,590)     (710)      641
                                                     --------  ---------  --------  --------  --------
Net income (loss)                                    $(9,925)  $ (1,557)  $ 2,540   $ 1,767   $  (752)
                                                     ========  =========  ========  ========  ========

Basic income (loss) per common share                 $ (1.23)  $  (0.22)  $  0.39   $  0.29   $ (0.13)
Diluted income (loss) per common share               $ (1.23)  $  (0.22)  $  0.37   $  0.27   $ (0.13)

STATEMENT OF CASH FLOWS DATA
   Net cash provided by (used in):
      Operating activities                           $ 2,845   $    136   $ 1,361   $ 1,157   $  (996)
      Investing activities                           $(6,902)  $(16,218)  $(3,232)  $  (715)  $(3,691)
      Financing activities                           $ 3,917   $ 16,283   $ 2,381   $(1,003)  $ 5,367

BALANCE SHEET DATA
   Cash and cash equivalents                         $   727   $    867   $   666   $   155   $   716
   Accounts receivable, net of allowance             $ 1,767   $  1,514   $ 1,600   $ 1,488   $   588
   Investment in securities                          $     -   $      -   $     -   $ 8,509   $10,885
   Net property and equipment                        $10,169   $ 10,315   $10,343   $ 6,107   $ 4,231
   Net oil and gas properties                        $36,262   $ 32,284   $17,191   $ 8,127   $ 1,959
   Net intangible assets                             $ 3,953   $  5,300   $ 1,527   $   305   $   298
   Total assets                                      $55,266   $ 53,130   $33,097   $26,013   $19,379

   Current portion of long-term debt                 $ 1,763   $  2,227   $ 3,342   $ 3,520   $ 2,174
   Accounts payable                                  $ 2,645   $  2,876   $ 2,591   $ 1,879   $   510
   Long-term debt, net of current portion            $26,230   $ 24,247   $10,421   $ 5,552   $ 6,411
   Stockholders' equity                              $22,911   $ 22,810   $15,207   $13,596   $ 9,982

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in the this Form 10-K. Infinity follows the full-cost method of accounting for oil and gas properties. See "Organization and Summary of Significant Accounting Policies," included in Note 1 to the Consolidated Financial Statements.

     Infinity and its operating subsidiaries Infinity-Wyoming, Infinity-Kansas and Consolidated are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage, and providing oil and gas well services. Infinity's primary focus is on the development of its properties in the Green River Basin of Wyoming, Piceance Basin of Colorado and in the Sand Wash Basin of Wyoming and Colorado. Infinity's involvement in the wastewater disposal industry through its wastewater division has been scaled back significantly with only maintenance operations occurring at the Cheyenne, Wyoming facility. Infinity expects to dispose of these facilities and has signed a letter of intent to sell the properties contingent upon the purchaser obtaining financing.

OVERVIEW OF OIL FIELD SERVICE OPERATIONS

     Consolidated continued to develop its business relationships as the largest oil field service provider in eastern Kansas and northeastern Oklahoma by servicing over 400 customers during the year ended December 31, 2003. The continued strong price of natural gas and the focus on development of the coal bed methane potential of the Cherokee basin in southeast Kansas and northeast Oklahoma contributed to the overall increase in activity for Consolidated. During the year ended December 31, 2003 Consolidated achieved several operational milestones:

     -    provided services to over 400 customers,
     -    achieved gross sales of $11.6 million,
     - subsidiary level earnings before interest, taxes, depreciation and amortization of approximately $2.8 million, and
     -    subsidiary level income before taxes of over $1.0 million

     Consolidated is actively seeking opportunities through acquisitions or mergers to expand its service area, increase its market share or enhance the services it provides to its customers. At December 31, 2003, Consolidated had outstanding debt of approximately $2.9 million secured by its fleet of service trucks and real estate with an appraised market value in excess of $10.0 million. Management believes that it can use the excess value as collateral to quickly fund acquisitions as they might occur.

OVERVIEW OF OIL AND GAS PRODUCTION ACTIVITY

     In the Fall of 2002, Infinity began working with First Albany Corporation to identify and evaluate strategic divestiture, financing and merger alternatives for Infinity. Infinity was approached about the possible sale of our interest in certain of Infinity-Wyoming's properties, the merger of Infinity with another public company, or the acquisition of Infinity by a third party. After several months of evaluation, Infinity was contacted about a potential merger. Management believed the potential merger would be beneficial and entered into detailed negotiations with the third party. After several months of negotiations and reaching what Infinity believed to be satisfactory terms for a merger, the third party withdrew from the discussions in April 2003. Infinity had believed that the merger would provide adequate resources for the future development of its assets and had focused its limited resources on completing the merger. Subsequently, when the negotiations were terminated, Infinity was not in a position to act timely on any alternatives to the merger and was limited on the resources it could immediately bring to the development of its properties.

     Facing deadlines under the Labarge farm out agreement for earning acreage through drilling wells while at the same time in detailed negotiations with the potential merger partner and with the anticipation that additional resources would be available upon the completion of the merger, Infinity-Wyoming drilled five production wells and one injection well on acreage it had acquired adjacent to the Labarge acreage it currently owned. When the merger negotiations were terminated, Infinity had outstanding unsecured past due payables associated with the drilling activities of approximately $1.8 million. Due to a lack of financial resources, the wells were not completed. Three of these wells have been included in the initial recompletion phase under the Schlumberger agreement.

     As Infinity was unable to complete the merger and the fact that Infinity needed resources to continue development of its acreage, in June 2003, Infinity began discussions with several traditional lending institutions in order to develop a credit relationship that would recognize the value of Infinity-Wyoming's developing assets. The intent was to find a financial partner that would allow for future expansion as the assets were developed and to provide cash to pay Infinity's current outstanding payables. Understanding that the future success of development activities on its properties were dependent on its relationships with the service providers in the area of its operations, Infinity-Wyoming worked diligently to secure financing that would allow payment of its past due obligations. On June 5, 2003 Infinity-Wyoming entered into a $3.8 million loan agreement secured by its interest in the producing properties. The proceeds were used to pay $1.0 million of outstanding bridge loan notes, outstanding payables related to the development of the gas properties of Infinity-Wyoming, and for additional development work on the properties. The loan was repaid on September 4, 2003 when Infinity-Wyoming entered a credit agreement with U.S. Bank National Association that provided a three year, $25.0 million revolving line of credit based principally on the production and reserves associated with Infinity-Wyoming's Pipeline project. The initial borrowing base on the facility was $5.5 million. Infinity-Wyoming immediately drew the full amount available on the facility and repaid the June 5 loan and began drilling six additional wells on its Pipeline acreage. All of these wells were completed subsequent to December 31, 2003 and have began production.

     In 2003, Infinity faced several financing, development and operating issues associated with drilling, completing and operating its coal bed methane wells on its acreage in the Greater Green River Basin of Wyoming:

     -    Limited capital resources for the further development of the projects,
     - Production volumes on the Labarge property had declined dramatically after work was done on the wells in December 2002,
     - The disposal well on the Labarge property was experiencing increasing injection pressures,
     - Significant production was occurring from only a limited number of wells on the Pipeline acreage, and
     - Reservoir tests on the Almond coals in the Pipeline project were indicating permeability issues.

     Each of these issues potentially had a significant impact on Infinity-Wyoming's ability to develop the properties, attract potential partners for future development and to fund future development activities. Production from the original five wells drilled on the Labarge acreage continues to be uneconomical due to what management believes are down hole mechanical issues related to high parifin oil that was encountered in the wells and down hole treatments that were done in December 2002. The uneconomic results of these wells along with the lack of resources to address the mechanical issues on the wells has forced the reclassification of the reserves associated with the wells and the surrounding drilling locations from proved to probable and possible, resulting in a substantial reduction in Infinity-Wyoming's proved reserves at December 31, 2003. In order to further evaluate and develop the Labarge project, Infinity-Wyoming entered into an agreement with Schlumberger and Red Oak. The agreement calls for re-completion of five existing wells and the drilling of up to 90 additional wells on the Labarge acreage over the next five years. The first 10 wells will be drilled in a bundle and the remaining 80 wells will be drilled in bundles of 20 wells. Schlumberger has the exclusive right to provide certain of its services on a risked basis and may withdraw its participation after the completion of any bundle of wells or after the re-completion of five of the 10 existing wells. Red Oak has the right to provide financing on a portion of the cost of drilling and completing the wells. Disclosure of the terms of this agreement is restricted by provisions in the agreement. Infinity-Wyoming has approximately $9.4 million invested in unproved oil and gas properties not subject to amortization on its Labarge project and expects to incur an additional $3.6 million during 2004 in costs under an agreement to further explore the property. At the conclusion of the 2004 evaluation and exploration activity, a significant portion of the investment in unproved oil and gas properties not subject to amortization will be reclassified to properties subject to depletion and the ceiling test. If the 2004 evaluations and exploration activity at Labarge do not result in additional proved reserves, or if proved reserves are not significant, Infinity could be required to write-down a portion of the full cost pool of oil and gas properties subject to amortization upon the reclassification of the Labarge unproved oil and gas property costs.

     Although operations at Pipeline continue to be profitable, production has not met management's expectations. Infinity-Wyoming has been unable to consistently produce gas from all of the wells in the project. However, certain wells have been very successful with production from those wells exceeding 1,500 MCF per day. Further evaluation of the geology associated with the successful wells indicates that these wells appear to be producing from the Almond Sand rather than from the Almond Coals. The Almond Sand is a geological sandstone formation that lays directly on top of the Almond Coals. This sandstone formation is much more porous than the Almond Coals allowing hydrocarbons trapped within the geological formation to be produced. However, the Almond Sand formation developed in channels through the geological formations and does not cover the entire area like coals traditionally cover. Drilling logs from the

Pipeline drilled wells and the further evaluation of additional seismic data have allowed Infinity-Wyoming to better define the area that contains the Almond Sand. Since management currently believes the Almond Sand to be the major gas producing formation, Infinity will be aggressively developing the remaining acreage where there is sufficient geological information to indicate the presence of the sand formation. The change in classification from a coal bed methane play to a conventional sand play has had a significant impact on the acreage from which hydrocarbons will be producible and accordingly on the reserves associated with the project. As a result, in 2004, management determined it was not economically beneficial to re-new an option on approximately 8,300 acres of undeveloped acreage.

     The above operational, geological and geophysical, financial, and other issues resulted in significant revisions to year end reserves. As a result of these revisions and other economic decisions, Infinity-Wyoming realized a $2,975,000 ceiling write-down during 2003.

     Infinity-Wyoming has selected Netherland, Sewell and Associates, Inc. to prepare its January 1, 2004 third party reserve evaluation. Results of this evaluation are disclosed in the "Supplemental Oil and Gas Disclosures" in Infinity's Consolidated Financial Reports and in the "Oil and Natural Gas Reserves" section of Item 2. Description of Properties. Wells, Chappel and Company, Inc. prepared the reserve evaluation for the periods ended December 31, 2002 and December 31, 2001.

2004 OPERATIONAL AND FINANCIAL OBJECTIVES

Oil Field Services

     Consolidated expects to increase its oil field service revenue during 2004 due to the increase in the number of wells being drilled by property owners in our service areas and through strategic acquisitions. These acquisitions would be done in order to:

     -    expand the services that are provided,

     -    expand the area that is serviced,

     - gain market share by providing complimentary services to our existing services, and

     -    gain market share by eliminating competition.

Revenues from oil field services are expected to be between $12.5 million and $14.5 million with income before taxes of approximately $1.7 to $2.2 million from existing business. Management expects that it will make acquisitions that will cost between $1.2 million and $2.0 million during 2004 and expects to fund the acquisitions through financing secured by the acquired assets. Consolidated also expects to have other capital expenditures of about $1.0 million related to equipment and facilities. These capital expenditures would be financed through cash flow or vendor financing.

Oil and Gas Production

     Infinity-Wyoming will focus on increasing production through development of acreage and acquiring additional interest in wells within its Pipeline area of operations. Subsequent to December 31, 2003, Infinity-Wyoming completed six wells drilled during the fourth quarter of 2003 and acquired an additional 49% working interest in two existing wells and 960 acres of undeveloped leasehold adjacent to the Pipeline project. With the acquisition, Infinity-Wyoming assumed operations of the two wells. Infinity-Wyoming expects to drill two wells on the newly acquired acreage during 2004. Infinity-Wyoming anticipates capital expenditures will be approximately $0.5 million to drill the two wells.

     In the first quarter of 2004, Schlumberger began re-completion activities on two of the original Riley Ridge wells on the Labarge project by perforating additional areas of the well bore and re-fracing the wells. Schlumberger also began completion activities on one of the wells on the Thompson acreage that had been drilled in the fourth quarter of 2002. Depending on the results of these activities, Infinity-Wyoming, through the agreement, could drill an additional five to six wells on the Thompson acreage during 2004. Infinity-Wyoming also expects to complete the Environmental Impact Study ("EIS") on the Labarge acreage during the fourth quarter of 2004 or early in 2005. Management believes that it will require between $4.0 million and $4.5 million in capital to pay for the un-risked services for the drilling and completion work on wells drilled in 2004, if any, and the completion of the EIS.

     The ability of Infinity-Wyoming to complete these activities is dependent on a number of factors including, but not limited to:

     - The availability of the capital resources required to fund the activity. Infinity completed a private placement of 1,000,000 shares of Infinity common stock in January 2004 which generated proceeds of approximately $4.0 million (before offering costs) a portion of which will help fund the development activities. Infinity-Wyoming also expects to generate between $4.0 and $5.0 million in cash flow from operations in 2004.

     - The availability of third party contractors for drilling rigs and completion services. Infinity-Wyoming has reduced the impact this could have by contracting with Schlumberger to provide certain of these services for the development of the Labarge acreage.

     - The success of the completion efforts on the existing Labarge wells. If Schlumberger is not satisfied with, or successful in its efforts then they may elect not to risk their services and Red Oak may be unwilling to secure financing for the further development of the property. If this occurs, Infinity-Wyoming will be required to fund the all of the development activities and may not be able to do so on terms that are acceptable to management.

Infinity, Inc. Activity

     Infinity continues to negotiate the final development agreement with INE for the Perlas and Tyra blocks offshore Nicaragua. Management believes that it should be able to complete the negotiations sometime in 2004. Upon completion of the negotiations, Infinity will be required to post a performance bond for the initial work to be done on the leases which will include an environmental study and the development of geological information developed from additional seismic evaluation. Infinity estimates the performance bond will approximate $0.7 million and that Infinity will incur additional costs to complete the negotiations and finalize the leases of approximately $0.1 million.

     Infinity is also pursuing the acquisition of 25,000 acres in the Fort Worth Basin of Texas. Development opportunities on the acreage will target principally the Barnett Shale formation. As final terms of the agreement have not been reached Infinity cannot determine what financial resources might be required to complete the acquisition and exploration.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

     Infinity incurred a net loss after taxes of $9.9 million, or $1.23 per fully diluted share, in the year ended December 31, 2003 compared to a net loss after taxes of $1.6 million, or $0.22 per fully diluted share in the year ended December 31, 2002.

     Infinity achieved a $4.6 million increase in gross profit to $9.1 million in the year ended December 31, 2003 from $4.5 million for the year December 31, 2002. The increase in gross profit during the period ended December 31, 2003 compared to the period ended December 31, 2002 was the result of a $3.0 million, or approximately 36%, increase in oil field service revenue to $11.6 million from $8.6 million. The increase in revenue was partially offset by a $1.6 million, or 35%, increase in oil field service cost of services provided (See "Oil Field Services" discussion below). Oil field service revenue for the year ended December 31, 2002 was reduced by the elimination of $2.1 million of oil field service sales that were provided to Infinity-Wyoming by Consolidated for the development of its oil and gas properties and the cost of services provided was reduced by $1.1 million for the cost of those services provided to Infinity-Wyoming. The oilfield service subsidiary provided minimal services to Infinity-Wyoming in the period ended December 31, 2003. Additionally, gross profit comparisons were affected by a $4.2 million, or approximately 178% increase in sales of oil and gas from $2.4 million for the period ended December 31, 2002 to $6.6 million in the period ended December 31, 2003 with a corresponding increase of $0.6 million in oil and gas production costs and $0.5 million increase in production taxes in the 2003 period (See "Oil and Gas Production" discussion below).

     Operating expenses for the year ended December 31, 2003 increased $0.7 million from $4.6 million in the 2002 period to $5.3 million in the 2003 period. In 2003, Infinity incurred approximately $0.6 million in expenses associated with the detailed negotiations relating to a potential merger, which negotiations were terminated in April 2003, and the process leading up to those negotiations in which Infinity solicited and reviewed strategic alternatives. Infinity and its subsidiaries also recognized additional depreciation, depletion and amortization ("DD&A") expense of approximately $1.3 million during the year ended December 31, 2003, an increase to approximately $3.1 million for the period compared to DD&A of approximately $1.8 million for the period ended December 31, 2002. The increase in DD&A was due to the increase in the investment in Consolidated's fleet in 2002 and the increase in the depletion rate on the oil and gas producing properties. Infinity-Wyoming also recognized a $3.0 million ceiling write-down of its oil and gas properties based on the full cost ceiling test for oil and gas properties subject to depletion. As a result, Infinity recognized an operating loss of $2.3 million for the period ended December 31, 2003, compared to an operating loss of $1.9 million for the period ended December 31, 2002.

     Interest expense and finance charges increased by $7.0 million to $7.8 million for the year ended December 31, 2003 compared to $0.8 million for the year ended December 31, 2002. The increase was primarily due to the recognition of $5.6 million of amortization of loan costs associated with the value of warrants and options granted in conjunction with obtaining new debt financing and the amortization of $0.6 million of cash loan costs paid when those same loans were obtained. Infinity also experienced a $0.9 million increase in interest expense in the 2003 period compared to the 2002 period due to the increase in debt outstanding, higher interest rates on certain of the new notes and a decrease in the amount of interest that was capitalized to undeveloped properties as Infinity experienced a period of development inactivity during a significant portion of 2003.

     Infinity recognized a deferred income tax benefit of $1.1 million in the year ended December 31, 2002. The net operating losses generated in the year ended December 31, 2003 increased Infinity's net deferred tax asset. Due to uncertainty as to the ultimate utilization of the net operating losses, the net deferred tax asset has been fully reserved by a valuation allowance as discussed in Note 11 of the consolidated financial statements. Therefore, Infinity has reflected no net tax expense or benefit for the year ended December 31, 2003.

Oil Field Services

     Sales for the year ended December 31, 2003 increased to $11.6 million from $8.6 million, net of inter-company eliminations, in the year ended December 31, 2002. Infinity eliminated oil field services sales of $2.1 million from revenues for sales of services to Infinity-Wyoming during the year ended December 31, 2002. There were no material inter-company sales in 2003. Sales of cementing services from Consolidated's Bartlesville, Oklahoma camp increased by approximately $0.8 million and revenue from fracturing services from that camp increased by approximately $1.3 million in the year December 31, 2003 compared to the comparable period in 2002. The increase in revenue was primarily due to an increase in development activity during the second and third quarters of 2003 as customers moved from the evaluation of their prospects to the full scale development of their prospects in areas serviced from the Bartlesville facility. Revenue from cementing services provided from Consolidated's Gillette, Wyoming facility increased by approximately $1.3 million, due to the Powder River Basin of Wyoming becoming an active coal bed methane development play again. Crews from the Gillette facility cemented over 400 wells in the twelve months ended December 31, 2003 compared to 78 in the comparable period of 2002. The following table details the increase in gross revenue in millions of dollars, before discounts and inter-company eliminations, for the periods, based on the number and type of core service jobs performed (due to rounding the sum of the individual amounts presented may not equal the totals):

                                           OIL FIELD SERVICE STATISTICS
                                         ($ IN MILLIONS, BEFORE DISCOUNTS)
                                     2003               2002               CHANGE
                               -----------------  -----------------  ------------------
   JOB TYPE                     JOBS    REVENUE    JOBS    REVENUE    JOBS     REVENUE
   Cementing                     1,740  $    4.8    1,002  $    3.4      738  $    1.4
   Acidizing                       931       1.4      773       1.1      158       0.3
   Fracturing                    1,011       6.1      981       6.5       30      (0.4)
   Discounts and Eliminations               (0.7)              (2.4)               1.7
                                        ---------          ---------          ---------
                                        $   11.6           $    8.6           $    3.0
                                        =========          =========          =========

     The increase in the number of cementing jobs performed reflects the increase in the number of wells being drilled in eastern Kansas and northeastern Oklahoma as well as in Wyoming. As well testing is completed on the newly drilled wells, completion and stimulation activities such as acidizing and fracturing should increase. Management believes that the increase in the number of wells cemented by Consolidated during the year and the continued high prices for oil and natural gas are good indicators of future increases in its acidizing and fracturing activities as well.

     The additional activity also led to an increase in the cost of goods sold of approximately $1.6 million. The increase in cost of goods sold was primarily due to the increase in materials of approximately $0.7 million, labor expense of approximately $0.4 million, and an increase in equipment operating costs and maintenance of approximately $0.3 million. General and administrative expenses for oil field services for 2003 were comparable to the same period in 2002.

Oil and Gas Production

     During the year ended December 31, 2003, Infinity-Wyoming recorded approximately $1.8 million in revenue on the sale of 57,654 barrels of oil, (345,924 MCF equivalents) and approximately $4.8 million in revenue on the gas sales of 1,080,456 MCF from its Pipeline and Labarge projects. Infinity-Wyoming incurred $1.4 million in lease operating expenses, $0.8 million in production taxes, and $0.7 million in transportation fees to produce the oil and gas during the year ended December 31, 2003. The total production expense, transportation and production taxes of approximately $2.9 million equates to approximately $2.04 in lifting costs on total MCF equivalents of 1,426,380. Infinity-Wyoming also incurred $0.8 million in general and administrative costs and $1.6 million in DD&A expense, or approximately $1.63 per MCF equivalent for the period. The general and administrative expense included approximately $0.2 million in costs associated with the detailed negotiations relating to a potential merger, which negotiations were terminated in May 2003, and the process leading up to those negotiations in which Infinity solicited and reviewed strategic alternatives. Excluding these costs, general and administrative expenses for Infinity-Wyoming were unchanged when compared to the prior year period. DD&A costs for the period increased by $1.3 million due to the increased depletion rate associated with the investment in developed oil and gas properties. The higher rate was the result of the increase in oil and gas production and the decrease in the proved reserves from 2002 to 2003.

     Infinity also recognized a ceiling write-down of its oil and gas properties under the full cost ceiling test of approximately $3.0 million. Under the full cost accounting rules of the SEC, Infinity reviews, on a quarterly basis, the carrying value of its oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties, as adjusted for estimated asset retirement obligations, may not exceed the present value of estimated future revenue at the un-escalated prices in effect as of the end of each fiscal quarter, after giving effect to Infinity-Wyoming's cash flow hedge positions, and requires a write-down for accounting purposes if the ceiling is exceeded. Infinity-Wyoming is also required to evaluate the value of its approved oil and gas properties and adjust the value to the lower of the cost or market value of the properties. Due to the limited availability of capital for development of its properties, the decision not to re-new a portion of Infinity-Wyoming's leases during 2004, and the condemnation of leases due to geological and geophysical evaluation, Infinity-Wyoming reclassified approximately $5.0 million of its investment in oil and gas properties not subject to depletion to subject to amortization.

     During the year ended December 31, 2002, Infinity-Wyoming recorded $0.9 million in revenue on the sale of 42,525 barrels of oil, (255,150 MCF equivalent) and $1.3 million in revenue on the sale of 648,160 MCF of natural gas from its Pipeline and Labarge projects. Infinity-Wyoming incurred approximately $1.1 million in lease operating expenses, $0.2 million in production taxes and $0.3 million in transportation fees to produce the oil and gas during the period ended December 31, 2002. The total production expense, transportation and production taxes of approximately $1.6 million equates to $1.79 in lifting costs on total MCF equivalents of 903,310. Infinity-Wyoming also incurred approximately $0.7 million in general and administrative costs and $0.2 million in DD&A expense, or approximately $1.00 per MCF equivalent for the period.

     The following table provides statistical information by field for production volumes, revenue and production costs for the year ended December 31, 2003 and 2002 (due to rounding and other operating expenses the sum of the individual amounts presented may not equal the totals):

                                 INFINITY-WYOMING
                              PRODUCTION STATISTICS
                             PIPELINE           LABARGE            TOTAL
                         ------------------  --------------  ------------------
                           2003      2002     2003    2002     2003      2002
                         --------  --------  ------  ------  --------  --------
Volumes in 000's:
-----------------
Oil Sales Volumes (bls)      57.4      42.2     0.3     0.3      57.7      42.5
Gas Sales Volumes (mcf)   1,051.2     607.9    29.0    40.2   1,080.5     648.2
MCF Equivalent            1,395.7     861.2    30.7    42.1   1,426.4     903.3

Values in 000's:
----------------
Oil Revenue              $1,751.6  $  899.1  $  7.2  $ 11.5  $1,758.8  $  910.6
Gas Revenue              $4,701.4  $1,198.9  $129.1  $ 74.8  $4,830.5  $1,273.7

Production Expense       $  573.6  $  543.3  $819.9  $463.7  $1,393.5  $1,007.0
Production Taxes         $  739.0  $  227.4  $ 31.2  $  9.3  $  770.3  $  236.7
Transportation Expense   $  737.0  $  279.2  $ 11.3  $ 14.9  $  748.3  $  294.1

Per MCF Equivalent:
-------------------
Revenue                  $   4.62  $   2.44  $ 4.45  $ 2.05  $   4.62  $   2.42
Production Expense       $   0.41  $   0.63  $26.75  $11.02  $   0.98  $   1.11
Production Taxes         $   0.53  $   0.26  $ 1.02  $ 0.22  $   0.54  $   0.26
Transportation Expense   $   0.53  $   0.32  $ 0.37  $ 0.35  $   0.52  $   0.33

     The increase in production was primarily a result of the increased production time for wells in each period. Several wells began production in the third and fourth quarters of 2002. These wells produced for all of 2003 while producing for only a short period and at lower volumes during 2002.

     Infinity-Kansas recorded net revenue of $0.2 million from its Kansas properties and operating expenses and production taxes of $0.2 million during the year ended December 31, 2002. Effective May 1, 2002 Infinity-Kansas sold its interest in the Owl Creek and Manson properties to West Central Oil, LLC for cash and a note receivable. Under the full cost method of accounting for oil and gas properties, Infinity and its subsidiaries did not recognize a gain or loss on the sale of its oil and gas properties since the sale did not have a material impact on the relationship between the oil and gas property values and the value of the reserves associated with those properties. Infinity reduced its investment in the remaining oil and gas properties by approximately $244,000 on the sale of the property.

     During 2003, production, oil and gas prices, operating expenses and development expenditures, for Infinity-Wyoming's Labarge and Pipeline projects have varied from those estimated in reserve reports at December 31, 2002 and additional geological, geophysical, and engineering data has become available and been analyzed. Production at Labarge continues to be uneconomic. Infinity-Wyoming believes that this may be due in part to down-hole operational problems and as a result in December 2003, Infinity-Wyoming entered into an agreement with Schlumberger and Red Oak for the further evaluation and development of the Labarge acreage. Additional information about that agreement was discussed in the "Overview of Oil and Gas Production Activity" section of "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Quantities of proved oil and gas reserves as evaluated by Netherland Sewell and Associates at December 31, 2003 were substantially less than our previous estimates which in turn resulted in a higher depletion rate for the last part of 2003.

     The 58% increase in production during 2003 combined with the significant reduction in proved reserves at January 1, 2004 resulted in a $1.2 million increase in depletion of developed oil and gas properties in 2003 compared to the 2002 period. At current production levels of approximately 3,400 MCFE per day and proved reserves of 8,669,723 MCFE, Infinity-Wyoming will experience approximately a 14% depletion of its proved oil and gas property investment in 2004.

     Infinity-Wyoming experienced a $0.3 million increase in administrative expenses in the year ended December 31, 2003 compared to the year ended December 31, 2002. This increase in administrative expense was primarily legal, accounting, and consulting fees associated with the detailed negotiations relating to a potential merger, which negotiations were terminated in May 2003, and the process leading up to those negotiations in which Infinity solicited and reviewed strategic alternatives.

Corporate Activities

     Infinity and its subsidiaries incurred approximately $2.1 million in expenses associated with corporate activities during the year ended December 31, 2003 compared to approximately $1.9 million in the period ended December 31, 2002. Included in the $0.2 million increase was approximately $0.3 million in legal, accounting, and consulting fees associated with the detailed negotiations relating to a potential merger, which negotiations were terminated in May 2003, and the process leading up to those negotiations in which Infinity solicited and reviewed strategic alternatives.

Other Income and Expenses

     Other income and expenses was a net expense of $7.6 million for the year ended December 31, 2003 compared to $0.8 million for the year ended December 31, 2002. Infinity recognized a $7.0 million increase in interest expense of which $6.0 million was associated with the amortization of financing costs. $5.4 million of the increase in amortization of loan costs was associated with non-cash compensation related to options and warrants granted in conjunction with obtaining new debt financing and the remainder of the increase was related to cash loan costs paid when those same loans were obtained. There was also a $0.9 million increase in interest expense in the 2003 period compared to the 2002 period due to the increase in debt outstanding, higher interest rates on certain of the new notes and a decrease in the amount of interest that was capitalized to undeveloped properties as Infinity experienced a period of development inactivity during a significant portion of 2003.

Income Tax

     Infinity recognized a deferred tax benefit of approximately $1.1 million in the year ended December 31, 2002. The net operating losses generated in the year ended December 31, 2003 increased Infinity's net deferred tax asset. Due to uncertainty as to the ultimate utilization of the net operating losses, the net deferred tax asset has been fully reserved by a valuation allowance as described in Note 11 of the consolidated financial statements. Therefore, Infinity has reflected no net tax expense or benefit for the year ended December 31, 2003.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE NINE-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2001

     Infinity incurred a net loss of $1.6 million, or $0.22 per fully diluted share, in the year ended December 31, 2002 compared to net income of $2.5 million, or $0.37 per fully diluted share in the nine-month transition period ended December 31, 2001.

     Infinity's gross profit decreased by $0.8 million to gross profit of $4.5 million in the year ended December 31, 2002 from $5.3 million for the nine-month transition period ended December 31, 2002. The decrease in gross profit during the period ended December 31, 2002 compared to the period ended December 31, 2001 was the result of a $1.3 million, or approximately 13%, decrease in oil field service revenue to $8.6 million from $9.9 million. The decrease in revenue was partially offset by a $0.5 million, or 10%, decrease in oil field service cost of services provided (See "Oil Field Services" discussion below). Oil field service revenue for the year ended December 31, 2002 was reduced by the elimination of $2.1 million of oil field service sales that were provided to Infinity-Wyoming by Consolidated for the development of its oil and gas properties and the cost of services provided was reduced by $1.1 million for those services provided to Infinity-Wyoming. In the nine-month transition period ended December 31, 2001, $0.5 million of oil field service revenue and $0.4 million in costs for providing those services were eliminated for inter-company sales. Additionally, gross profit comparisons were affected by a $0.7 million increase in production costs and taxes associated with a $0.6 million increase in revenue from the sale of oil and gas production in the year ended December 31, 2002 compared to the nine-month transition period ended December 31, 2001. (See "Oil and Gas Production" discussion below).

     Operating expenses for the year ended December 31, 2002 increased $1.9 million from $2.8 million in the nine month transition period ended December 31, 2001 to $4.6 million in the 2002 period. Infinity and its subsidiaries also recognized depreciation, depletion and amortization ("DD&A") expense of approximately $1.8 million during the year ended December 31, 2002, an increase of approximately $0.7 million for the period compared to DD&A of approximately $1.1 million for the nine month period ended December 31, 2001. The increase in DD&A was due to the increase in the investment in Consolidated's fleet, the increase in depreciation associated with aviation assets and the increase in the depletion associated with the increased investment in oil and gas properties. Infinity recognized an operating loss $1.9 million for the period ended December 31, 2002 compared to operating income of $1.5 million for the nine month period ended December 31, 2001.

     Interest expense and finance charges decreased by $1.0 million to $0.8 million for the year ended December 31, 2002 compared to $1.9 million for the nine month period ended December 31, 2001. The decrease was primarily due to the increased capitalization of interest expense to undeveloped properties in the 2002 period while in 2001 Infinity had interest expense associated with the payoff of debt tied to investment stock that was sold during the 2001 period. During the nine-month transition period ended December 31, 2001, Infinity recognized a gain of $5.1 million on the sale of 225,000 shares of Evergreen Resources common stock. The gain on the sale of the Evergreen Resources stock was partially offset by $1.8 million in interest expense on the loans that were secured by the securities in the none-month transition period. Costs of $1.0 million were also incurred for unwinding the financing agreements secured by the Evergreen Resources common stock, which were capitalized to undeveloped properties of Infinity-Wyoming.

     Infinity recognized a deferred income tax benefit of $1.1 million, or 42.4% of the pre-tax loss, in the year ended December 31, 2002 compared to an income tax expense of $1.6 million, or 38.5% of pre-tax income in the nine-month transition period ended December 31, 2001.

Oil Field Services

     During the year ended December 31, 2002, Consolidated generated $8.6 million in net revenue and cost of goods sold of $4.6 million compared to $9.9 million in net revenue and cost of goods sold of $5.2 million for the nine-month transition period ended December 31, 2001. Revenue for the year ended December 31, 2002 on sales to third parties was negatively impacted by environmental issues in the Powder River Basin of Wyoming which is serviced by the Gillette, Wyoming camp. Due to the requirement for an Environmental Impact Study across the Powder River Basin, very few drilling permits were issued for new wells. Consolidated performed approximately 770 less cement jobs in the 12 month period ended December 31, 2002 than in the nine-month transition period ended December 31, 2001. Because of the lack of drilling activities revenue from the Gillette, Wyoming, operations of Consolidated were reduced by $1.9 million from $2.3 million in the nine month transition period ended December 31, 2001 compared to $0.4 million in the year ended December 31, 2002. Cost of goods sold were reduced to $0.7 million for the year ended December 31, 2002, a $0.7 million decrease from $1.4 million in the nine month transition period ended December 31, 2001. Revenue for the period ended December 31, 2002 increased by $0.6 million at Consolidated's facilities in Kansas and Oklahoma while the cost of goods sold increased by $0.2 million due to the longer period recognized during 2002 compared to the nine-month transition period in 2001. For the year ended December 31, 2002 Consolidated also generated $2.1 million in revenue and $1.1 million in cost of goods sold related to inter-company sales to Infinity-Wyoming compared to inter-company sales and cost of goods sold for the nine-month transition period ended December 31, 2001 of $0.5 million and $0.4 million. The sales to Infinity-Wyoming are eliminated in the accompanying consolidated statement of operations. The following table details the change in gross revenue in millions of dollars, before discounts and inter-company eliminations, for the periods based on the number and type of core service jobs performed (due to rounding the sum of the individual amounts presented may not equal the totals):

                                            OIL FIELD SERVICE STATISTICS
                                          ($ IN MILLIONS, BEFORE DISCOUNTS)
                                                           2001
                                        2002         (9 MONTH PERIOD)         CHANGE
                                 -----------------  -----------------  -------------------
JOB TYPE                          JOBS    REVENUE    JOBS    REVENUE     JOBS     REVENUE
   Cementing                       1,002  $    3.4    1,781  $    5.2     (779)  $   (1.8)
   Acidizing                         773       1.1      665       0.9      108        0.2
   Fracturing                        981       6.5      776       4.6      205        1.9
   Discounts and Eliminations                 (2.4)              (0.8)               (1.6)
                                          --------           --------            ---------
                                          $    8.6           $    9.9            $   (1.3)
                                          ========           ========            =========

Oil and Gas Production

     During the year ended December 31, 2002, Infinity-Wyoming recorded $0.9 million in revenue on the sale of oil and $1.3 million in revenue on the sale of natural gas from its Pipeline and Labarge projects. Infinity-Wyoming incurred approximately $1.0 million in lease operating expenses, $0.2 million in production taxes and $0.3 million in transportation fees to produce the oil and gas during the period ended December 31, 2002. The total production expense, transportation and production taxes of approximately $1.5 million equates to $1.70 in lifting costs on total MCF equivalents of 903,310. Infinity-Wyoming also incurred approximately $0.7 million in general and administrative costs and $0.2 million in DD&A expense, or approximately $1.00 per MCF equivalent for the period. Infinity-Wyoming began selling oil and gas production from its Pipeline project and generated $1.1 million in revenue and incurred operating and transportation expenses of approximately $0.6 million and production taxes of approximately $0.1 million for the nine-month transition period ended December 31, 2001. Due to the sporadic production associated with the new wells calculation of a per MCFE lifting or overhead cost for the nine-month transition period is meaningless. Statistics based on a per MCFE basis for the year ended December 31, 2002 can be found in the previous discussion comparing the 2003 operations to the 2002 operations.

     Infinity-Kansas recorded net revenue of $0.2 million for sales of oil production from its Kansas properties and operating expenses and production taxes of $0.2 million during the year ended December 31, 2002. Effective May 1, 2002 Infinity-Kansas sold its interest in the Owl Creek and Manson properties to West Central Oil, LLC for cash and a note receivable. During the nine-month transition period ending December 31, 2001, Infinity-Kansas recorded net revenue of $0.6 million from its Kansas properties and operating expenses and production taxes of $0.5 million.

     Infinity-Wyoming experienced a $0.2 million increase in administrative expense in the year ended December 31, 2002 compared to the nine-month transition period ended December 31, 2002. This increase in administrative expense was primarily related to an increase in costs associated with increased staffing such as auto expenses, computer services and rent.

Corporate Activities

     Infinity and its subsidiaries incurred approximately $1.9 million in expenses associated with corporate activities during the year ended December 31, 2002 compared to approximately $0.8 million in the nine-month transition period ended December 31, 2001. Included in the $1.1 million increase in corporate costs were approximately $0.4 million in increased shareholder maintenance costs, $0.1 million increase in legal and accounting fees and $0.3 million in increased staffing costs including salaries, benefits, and travel costs.

Other Income and Expense

     Other income and expense was a net expense of $0.8 million for the year ended December 31, 2002 compared to other income of approximately $2.7 million for the nine-month transition period ended December 31, 2001. Interest expense and finance charges decreased by $1.1 million to $0.8 million for the year ended December 31, 2002 compared to $1.9 million for the nine month period ended December 31, 2001. The decrease was primarily due to the increased capitalization of interest expense to undeveloped properties in the 2002 period and an increased expense associated with the payoff of debt associated with investment stock that was sold during the 2001 period. During the nine-month transition period ended December 31, 2001, Infinity recognized a gain of $5.1 million on the sale of 225,000 shares of Evergreen Resources common stock. The gain on the sale of the Evergreen Resources stock was partially offset by $1.8 million in interest expense on the loans that were secured by the securities in the none-month transition period. Costs of $1.0 million were also incurred for unwinding the financing agreements secured by the Evergreen Resources common stock, which were capitalized to undeveloped properties of Infinity-Wyoming.

     Infinity recognized a deferred income tax benefit of $1.1 million, or 42.4% of the pre-tax loss, in the year ended December 31, 2002 compared to an income tax expense of $1.6 million, or 38.5% of the pre-tax income, in the nine-month transition period ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Infinity's primary sources of liquidity are cash provided by operations, debt financing, and the equity market. Infinity's primary needs for cash are for the operation, development, production, exploration and acquisition of oil and gas properties, for fulfillment of working capital obligations, and for the operation and development through acquisitions of the oil field service business.

     As of December 31, 2003, the Company had a working capital deficit of $2.2 million compared to a working capital deficit of $3.0 million at December 31, 2002. The increase in the working capital was the result of an increase in current assets of $0.2 million and a decrease in current liabilities of $0.3 million. The increase in current assets was mainly due to an increase of $0.2 million in oil field service receivables and an increase of $0.1 million in oil and gas revenue receivables during the period. These increases in receivables were partially offset by a reduction in cash of approximately $0.1 million from December 31, 2003 to December 31, 2002. In addition to the increase in current assets, Infinity also reduced its current liabilities through payment of accounts payable which resulted in a net decrease of $0.2 million, repayments of long term debt and refinancing current notes into long term debt which resulted in a reduction in current liabilities of approximately $0.5 million. These decreases in current liabilities were partially offset by a $0.4 million increase in accrued expenses associated with oil and gas revenues payable and production and severance taxes payable as production increased.

     During the year ended December 31, 2003, cash provided by operations was $2.8 million compared to cash provided by operating activities during the year ended December 31, 2002 of $0.1 million. The increase is primarily due to the increase in income/(loss) before non-cash expenses of $3.0 million from a loss before non-cash expenses of $0.7 million in 2002 to income of $2.3 million in 2003. There was also a $0.2 million decrease in the amount of cash provided as a result of the changes in operating assets (accounts receivable, inventories and prepaid expenses) and operating liabilities (accounts payable and accrued expenses) during the 2003 period compared to the 2002 period. Infinity utilized cash of approximately $0.5 million due to the change in operating assets and liabilities in the year ended December 31, 2003 compared to generating $0.8 million in the comparable 2002 period.

     During the year ended December 31, 2003, Infinity used $6.9 million in investing activities by investing $5.7 million in developing oil and gas properties, $1.1 million in property and equipment, and $0.2 million in other assets and intangibles. This compares to Infinity investing $14.4 million in oil and gas properties, $2.7 million in property and equipment, and $0.1 million in other assets and intangibles during the year ended December 31, 2002. Offsetting the use of cash in investing activities in 2002 was the receipt of $0.8 million from the sale of marketable securities and $0.2 million from the sale of property and equipment and oil and gas properties. As a result, Infinity used a total of $16.2 million in investing activities during the year ended December 31, 2002.

     Infinity received $11.5 million from financing activities and $0.8 million from the exercise of options which was used to pay $8.4 million in outstanding debt, to pay interest on convertible notes, and development costs related to its oil and gas properties during the year ended December 31, 2003. During the comparable period of 2002, Infinity received $21.7 million from financing activities (including the sale of the 7% convertible notes) and $1.9 million from the exercise of options which was used to pay $7.4 million on outstanding debt and development exploration and development costs on its oil and gas properties.

     In January 2002, Consolidated established a three year term loan collateralized by substantially all of its oil field service equipment, a revolving line of credit secured by the eligible receivables of Consolidated and a $1.0 million capital expenditures line of credit with LaSalle Bank, N.A. The notes bear interest at 1% over the prime rate with the notes due January, 2005. At December 31, 2003 Consolidated owed $1.4 million on the notes to LaSalle

Bank. Principal payments of $80,626 and $15,626 are made monthly on the term loan and capital expenditures loan respectively. Consolidated expects to utilize the excess equity in its equipment that secures this loan to expand its borrowing base in order to fund future equipment needs and to provide working capital to the parent and affiliates.

     On July 3, 2003 Infinity borrowed $3.85 million to pay outstanding payables, $1.0 million outstanding on the 12% bridge loan notes that were issued in April 2003, and to pay for completion work on existing gas wells. These notes were repaid from the proceeds of the U.S. Bank National Association Facility discussed below.

     On September 4, 2003, Infinity-Wyoming established a Secured Revolving Borrowing Base Credit Facility ("Facility") whereby U.S. Bank National Association ("U.S. Bank") will provided debt financing. The Facility provides for funding of up to $25.0 million. The total amount made available to Infinity-Wyoming under the Facility was based on an initial borrowing base determination which was in turn based on the volume of oil and gas production expected, the term and price of hedging contracts in place, and the costs associated with producing the oil and gas and associated general and administrative expense. The facility is subject to semi-annual borrowing base determinations based on the same criteria as the original determination. Infinity-Wyoming and U.S. Bank will each have the option to request one additional re-determination during each calendar year. U.S. Bank has the sole discretion on increasing the borrowing base if the semi-annual determination indicates that there is additional borrowing base available. The initial amount made available under the facility and drawn by the Company was $5.5 million. Interest on the Facility accrues and is payable monthly at the rate of the U.S. Bank Prime Rate plus 100 basis points. Interest is currently 5% per annum on the Facility. The initial advance on the Facility was used to repay $3.85 million in bridge loans issued in July 2003, $0.75 million notes issued in January, 2003, initial loan costs and legal fees associated with the negotiation and closing of the Facility, property development costs, and working capital. Subsequent to December 31, 2003 Infinity-Wyoming re-paid $0.4 million of the debt associated with this facility and requested a $0.3 million letter of credit to secure our gas marketing contracts. The loan is subject to various restrictive and financial covenants. At December 31, 2003, the Company was in violation of the working capital covenant. Subsequent to December 31, 2003, the Company was granted a waiver of the violation as of December 31, 2003 and through April 30, 2004 at which time management believes it will be in compliance and remain in compliance for the remainder of the year. Infinity's anticipated cash needs for 2004 do not contemplate any acceleration of all or part of the payment of the outstanding balance due to a future violation, if any.

     At December 31, 2003, Infinity had $2.8 million of 8% Subordinated Convertible Notes outstanding. During the year ended December 31, 2003 the holders of approximately $1.5 million of the notes, which are due in June 2006, converted their notes to common stock. Subsequent to December 31, 2003 an additional $0.1 million of the notes were converted, leaving approximately $2.7 million in notes outstanding at March 31, 2004. These notes accrue approximately $19,000 in interest monthly which is payable in June and December. There are no payment obligations, other than interest, on the notes until June 2006. Subsequent to December 31, 2003, in accordance with the provisions of the notes, the conversion price of the notes was adjusted to $4.88 per share of common stock. The original conversion price of $5.00 per share was adjusted in accordance with anti-dilution provisions of the note agreement upon the private placement of 1,000,000 shares of Infinity common stock for $4.00 per share.

     As of December 31, 2003 Infinity had $11.2 million in 7% Subordinated Convertible Notes Payable outstanding. Infinity issued $379,000 in additional notes in lieu of cash to pay accrued interest on the outstanding notes on October 15, 2003. There are no payment obligations, other than interest, on the notes until April of 2007. Including the additional $379,000 in notes issued on October 15, 2003, interest on these notes accrues at approximately $65,500 per month and is due in April and October. Due to current cash constraints, Infinity expects that it will issue additional notes in lieu of a cash interest payment on April 15, 2004. Subsequent to December 31, 2003 in accordance with the provisions of the notes, the conversion price of the notes was adjusted to $8.067 per share of common stock. The original conversion price of $8.625 per share was adjusted in accordance with anti-dilution provisions of the note agreement upon the private placement of 1,000,000 shares of Infinity common stock for $4.00 per share.

     In November 2002, Infinity borrowed $3.0 million from a stockholder in order to pay current payables. The bridge loan, which was originally due January 5, 2004 and had a 5.25% interest rate, was extended until January 30, 2005 and the interest rate was adjusted to 7% in September 2003. Subsequent to December 31, 2003, Infinity repaid $1,250,000 of this loan with $750,000 in cash and 125,000 shares of Infinity common stock valued at $4.00 per share. Interest on the loan is paid monthly with current payments being approximately $10,000 per month. In conjunction with the amendments to extend the due date, waive rights to early payment and subordinate to other lenders, Infinity issued options to purchase 375,000 shares of Infinity, Inc. common stock at $8.75 per share for five years during 2003.

     Infinity, Inc. and its subsidiaries owe approximately $4.0 million for real estate and equipment loans secured by assets of Infinity and its subsidiaries. These notes mature in one to eighteen years and bear interest from 6.0% to 9.50% and have monthly payments of approximately $34,800. One of the notes requires a payment of 5% of the outstanding loan balance each January which resulted in a payment of approximately $123,000 in January of 2004.

     Infinity received proceeds from the issuance of common stock, upon the exercise of 146,169 options, of $0.8 million during the year ended December 31, 2003.

     Beginning in June of 2001 with the issuance of the 8% Subordinated Convertible Notes, Infinity has utilized stock options and warrants as an inducement to lenders to lend money to Infinity and its subsidiaries. The options and warrants are non-cash compensation and are valued using the Black-Scholes valuation model. The value is recorded as capitalized loan costs and amortized as interest expense using the effective interest method. When a loan is repaid, the loan costs associated with that loan are fully amortized in that period. Infinity has capitalized $7.0 million, $5.0 million, and $0.9 million of non-cash compensation during the years ended December 31, 2003 and 2002, and the nine month period ended December 31, 2001, respectively. In addition to the non-cash compensation, Infinity has capitalized $0.5 million, $1.0 million, and $0.7 million in cash loan costs in the respective periods which are also amortized to interest expense using the effective interest method. During the period ended December 31, 2003, Infinity recognized interest expense for the amortization of non-cash loan costs of $5.4 million and of cash loan costs of $0.6 million. Infinity also capitalized $2.7 million in amortization to undeveloped oil and gas properties as capitalized interest.

     Subsequent to December 31, 2003, Infinity repaid $1.25 million, or 42%, of $3.0 million loans due January 5, 2005. As a result of the partial payment, Infinity will amortize 42%, or $0.7 million, of the remaining unamortized loan costs, as interest expense in January, 2004. The remaining unamortized loan costs will be amortized using the effective interest method. Infinity expects to recognize approximately $0.2 million per month in interest expense during 2004 in association with amortization of capitalized loan costs based on loans currently outstanding.

     In the first quarter of 2004, Infinity-Wyoming completed six wells drilled during the fourth quarter of 2003 and acquired an additional 49% working interest in two existing wells and 960 acres of undeveloped leasehold adjacent to the Pipeline project at a cost of approximately $1.0 million. With the acquisition, Infinity-Wyoming assumed operations of the wells.

     In the first quarter of 2004, Schlumberger began re-completion activities on two of the original Riley Ridge wells on the Labarge project by perforating additional areas of the well bore and re-fracing the wells. Schlumberger also began completion activities on one of the wells on the Thompson acreage that had been drilled in the fourth quarter of 2002. Depending on the results of these activities, Infinity-Wyoming, through the agreement, could drill an additional five to six wells on the Thompson acreage during 2004. Infinity-Wyoming also expects to complete the Environmental Impact Study ("EIS") on the Labarge acreage during the fourth quarter of 2004 or early in 2005. Management believes that it will require between $4.0 million and $4.5 million in capital to pay for the un-risked services for the drilling and completion work on wells drilled in 2004, if any, and the completion of the EIS.

     Infinity anticipates it will incur approximately $1.6 million in interest on its current outstanding notes, incur $1.0 million in other corporate usage, and an additional $0.8 million related to the Nicaragua leases (when finalized) during 2004.

     Infinity, Inc. issued 1,000,000 shares of common stock in January of 2004 in a private placement for which it received net proceeds after offering costs of approximately $3.9 million. The proceeds of this offering, after making a $750,000 payment on notes, are being used to pay costs associated with the completion of the Pipeline wells drilled in the fourth quarter of 2003, to pay for the un-risked services associated with the Labarge well completion activities and for working capital.

     Consolidated expects to generate approximately $3.6 million in operating cash flow from the oil field service business through the next twelve months. The cash flow from this business segment is expected to be driven by an increase in business in the Powder River Basin of Wyoming as drilling activity increases as a result of the completion of the Powder River environmental impact study and an increase in oil field service operations in eastern Kansas and northeastern Oklahoma as customers move forward with development activities on leases that will be expiring within the next two years.

     Infinity-Wyoming is also expected to generate approximately $4.0 to $5.0 million in operating cash flow from oil and gas production operations during the same period. Infinity-Wyoming estimates production to be approximately 3,500 MCF per day of gas and approximately 120 barrels of oil per day through December 2004. Infinity-Wyoming has a contract in place to sell the first 3,500 MMBTU per day at $4.71 per MMBTU through March, 2004, 2,000 MMBTU per day for $4.40 per MMBTU through March 2005, and 2,000 MMBTU per day through March 2006. The volumes represented by these contracts are subject to a $0.55 per MCF gathering and transportation fee. Infinity utilized a Henry Hub futures price of $5.67 on the date of its estimate of expected 2004 operating cash flow, less $0.70 estimated pricing differential for location and $0.55 gathering and transportation fee for calculating the revenue for April 2004 until December 2004 on estimated volumes in excess of the contracted volumes. Infinity-Wyoming also used an average oil price of $34.42 based on a NYMEX strip price less the $0.75 contract differential. Production expenses and overhead are expected to comparable in 2004 to what was experienced in 2003.

     The following amounts represent management's current estimates of certain expenses and sources of cash, from which actual expenditures and cash may vary materially. There can be no assurance that Infinity will not be required to obtain additional external financing in 2004. It does not include the Nicaragua lease which is not currently completed, nor acquisitions, capital expenditures, or other development and exploration activities that are not currently completed:

                  Recap of Expected Minimum Cash Requirements
                      For the Year Ending December 31, 2004
                                  (In millions)

          Current working capital deficit                         $   2.2
          Pipeline development and acquisition                  1.0
          Labarge development and exploration                   3.7
          Labarge environmental impact study                    0.3
          Interest on notes                                     1.6
          Corporate cash usage                                  1.3
          Lease rental and farm out agreement                   0.1
                                                            --------
          Total requirements                                         10.2

          Sources of Cash

          Consolidated operations                               3.6
          Infinity-Wyoming operations                           4.0
          Anticipated issuance of notes in lieu of
              cash payment of interest                          0.8
          Proceeds available from equity placement
              net of costs and payment of long-term debt        3.2
                                                            --------
          Total sources                                           $  11.6
                                                                  --------

          Potential Surplus                                       $   1.4
                                                                  ========

     Depending on its success in negotiations and the availability of acquisition candidates, Consolidated anticipates making strategic acquisitions of approximately $1.2 million to $2.0 million over the next year and having capital expenditures of approximately $1.0 million related to equipment and facilities. Management is also negotiating to increase its borrowings through its existing facility with LaSalle Bank or a new facility with LaSalle Bank. Consolidated believes it will be able to borrow an additional $1.5 million on this facility, which, along with credit available to Consolidated through local sources and vendors will be sufficient to meet Consolidated's anticipated capital expenditure needs, including acquisitions, of approximately $3.0 million.

     In addition to the acquisition in 2004 discussed above, Infinity-Wyoming expects to drill two wells on the newly acquired acreage during 2004 at a cost of approximately $0.5 million. To the extent the potential surplus from operations is not available, Infinity will be required to obtain additional debt or equity financing to complete these wells.

     Infinity-Wyoming could potentially have capital expenditures, subject to permitting requirements, of up to approximately $10.6 million as follows:

          - drill and complete eight wells in the Pipeline field for the development of reserves at a cost of $3.8 million;

          - complete five additional production wells and two disposal wells and install the related facilities on the Labarge acreage at a cost of approximately $4.2 million;

          - drill and complete an exploratory well and one disposal well and the related facilities on the Sand Wash Basin at a cost of $1.6 million;

          - drill and complete an exploratory well and one disposal well and the related facilities on the Antelope acreage at a cost of $1.0 million.

     In order to fund Infinity-Wyoming's potential additional capital expenditures of $10.6 million, Infinity-Wyoming will be required to pursue funding through the increase of the borrowing base on the U.S. Bank Facility or other conventional bank financing, the forward sale of its oil and gas production, partnerships or strategic alliances for the development of its undeveloped acreage or through the public or private equity or debt market pursued by the parent. The amount of progress that Infinity-Wyoming will be able to make on the development of its properties will be dependent upon its ability to obtain the proper permits for the development and to fund the development. Obtaining permits and sufficient funding to meet these additional capital expenditures cannot be assured.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Infinity believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Reserve Estimates

     Infinity's estimated quantities of proved reserves at December 31, 2003 were prepared by independent petroleum engineers Netherland, Sewell and Associates, Inc. and at December 31, 2002 and 2001 were prepared by independent petroleum engineers Wells Chappell and Company, Inc. Infinity's estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulation of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance, ad-valorem and excise taxes, development costs and work-over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of Infinity's oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to Infinity's reserves will likely vary from estimates, and such variances may be material.

Oil and Gas Properties, Depreciation and Full Cost Ceiling Test

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

     If the net investment in oil and gas properties less asset retirement obligations, exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves including the effect of cash flow hedges, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Infinity is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved oil and gas properties, less asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the un-escalated prices in effect as of the last day of the quarter, including the effects of cash flow hedges, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. Infinity recognized a ceiling write down of $2,975,000 during 2003. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to December 31, 2003 or reductions in estimated economically recoverable quantities could result in a requirement that Infinity recognize an additional ceiling write-down of oil and gas properties in a future period. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

Property, Equipment And Depreciation

     Equipment utilized in the oil field service business and to support operations on Infinity's oil and gas properties is stated at cost. This equipment is depreciated using the straight-line method over the estimated useful lives of the assets of three to 30 years.

Valuation of Tax Asset

     The deferred tax assets and liabilities represent the future tax return consequences of those temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence that is more likely than not to be realized in the form of a deferred tax valuations allowance.

OFF-BALANCE SHEET ARRANGEMENTS

     Infinity has no material off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

     Infinity's contractual obligations, including those of its consolidated subsidiaries, include long-term debt, equipment and operating leases and other non-current obligations. The following table lists Infinity's significant contractual obligations at December 31, 2003.

-------------------------------------------------------------------------------------------------
                                                        Payments Due by Period
-------------------------------------------------------------------------------------------------
Contractual Obligations                     Total   Less than   1-3 years    3-5 years    After
                                                      1 year                             5 years
-------------------------------------------------------------------------------------------------
                                                             (in thousands)
-------------------------------------------------------------------------------------------------
7% and 8% subordinated convertible notes   $13,977  $        -  $    2,793  $    11,184  $      -
-------------------------------------------------------------------------------------------------
Revolving credit facilities                  5,596          96       5,500            -         -
-------------------------------------------------------------------------------------------------
Term loans                                   5,215       1,619       1,224          451     1,921
-------------------------------------------------------------------------------------------------
Note payable - related party                 3,000           -       3,000            -         -
-------------------------------------------------------------------------------------------------
Asset retirement obligations                   521           -           -            -       521
-------------------------------------------------------------------------------------------------
Office lease                                   334          89         184           61         -
-------------------------------------------------------------------------------------------------
Equipment leases                               232          61         171            -         -
-------------------------------------------------------------------------------------------------
Non-current production and property taxes      230         230           -            -         -
                                           -------  ----------  ----------  -----------  --------
-------------------------------------------------------------------------------------------------
Total contractual obligations              $29,105  $    2,095  $   12,872  $    11,696  $  2,442
                                           =======  ==========  ==========  ===========  ========
-------------------------------------------------------------------------------------------------

For purposes of this table, Infinity is assuming that the holders of the 7% and 8% subordinated convertible notes will not exercise the conversion feature. In addition periodic interest payments required under the credit facilities and the 7% and 8% subordinated convertible notes are not reflected in the table.

This table does not reflect the obligations associated with the gas gathering contract that Infinity-Wyoming has related to its Pipeline property. That contract is subject to certain delivery commitments that Infinity-Wyoming has not met. However, the gas gatherer has also not been able to supply the additional system capacity to allow Infinity-Wyoming to meet its delivery obligations and, therefore, discussions are under way to amend the contract to volumes that are consistent with deliveries.

Recently Issued Accounting Pronouncements

     Proposed FASB Staff Positions ("FSP") No. FAS 141-a and FAS 142-a were recently issued with a comment deadline of April 16, 2004. These proposed FSPs would amend SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Intangible Assets" in order to resolve a recent reporting issue. There is an inconsistency between the recent Financial Accounting Standards Board ("FASB") consensus that such mineral rights should be considered tangible assets for accounting purposes and the characterization of mineral rights as intangible assets in SFAS No. 141 and No. 142. Under the proposed FSPs, mineral rights would continue to be considered tangible assets for accounting purposes with disclosure of the amount of the mineral rights disclosed on the balance sheet or in the notes to the consolidated financial statements.

     Assuming that the proposed FSPs are finalized, the guidance would be effective for the quarter ended June 30, 2004 and prior period amounts would also need to be disclosed in the consolidated financial statements. At December 31, 2003 and 2002, the Company has included $9,500,000 and $7,500,000, including capitalized interest, in oil and gas properties in the accompanying consolidated balance sheets of which approximately $3,972,000 and $684,000 respectively are subject to amortization.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Infinity's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity's United States crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a low of $3.27 to a high of $5.51 per MCF during the year ended December 31, 2003. Oil price realizations ranged from a low of $27.37 per barrel to a high of $35.08 per barrel during the period.

     Infinity-Wyoming periodically enters into hedging activities on a portion of its projected natural gas production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels in order to manage Infinity-Wyoming's cash flow by reducing the exposure to gas price fluctuations. Realized gains or losses from Infinity-Wyoming's cash flow risk management activities are recognized in gas production revenues. In the year ended December 31, 2003, the effect of Infinity-Wyoming hedging its gas production compared to if it had sold the gas on the spot market was an increase in revenue of approximately $133,000. At December 31, 2003 Infinity-Wyoming had a derivative asset of approximately $97,000.

ITEM 8.  FINANCIAL STATEMENTS.

     The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and contained in this Form 10-K at page F-1.

ITEM 9.  CHANGE IN INDEPENDENT ACCOUNTANTS

     Infinity's previous auditor, Sartain Fischbein & Co., was dismissed as our independent auditor on January 24, 2002. The reports on Infinity's financial statements for the fiscal years ended March 31, 2001 and 2000 prepared by Sartain Fischbein & Co. did not contain any adverse opinion or disclaimer of opinion nor were they qualified as to audit scope or accounting principles. In connection with the prior audits for the fiscal years ended March 31, 2001 and 2000, and from March 31, 2001 to January 25, 2002, there were no disagreements with Sartain Fischbein & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The decision to change accountants was not considered separately by Infinity's Audit Committee but each member of the Audit Committee approved the decision. Effective January 24, 2002, Ehrhardt Keefe Steiner & Hottman P.C. was engaged as the Company's independent auditor.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Infinity's Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of Infinity's disclosure controls and procedures as of December 31, 2003 in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Infinity's disclosure controls and procedures enable Infinity to:

     - record, process, summarize and report within the time periods specified in the Security and Exchange Commission's rules and forms, information required to be disclosed by Infinity in the reports it files or submits under the Exchange Act; and

     - accumulate and communicate to management, as appropriate to allow timely decisions regarding required disclosure, information required to be disclosed by Infinity in the reports that it files or submits under the Exchange Act.

Changes in internal control over financial reporting

     There were no changes in Infinity's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of Infinity is incorporated by reference to the section entitled "Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 annual meeting of shareholders (the "Proxy Statement").

ITEM 11:  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation and Other Information" in our proxy statement, which information (except for the report of the board of directors on executive compensation and the performance graph) is incorporated by reference in this report on Form 10-K.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information set forth under the caption "Security Ownership of Principal Shareholders and Management" in our proxy statement, which information is incorporated by reference in this report on Form 10-K.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information contained under the caption "Certain Transactions" contained in our proxy statement, which information is incorporated by reference in this report on Form 10-K.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Reference is made to the information contained under the caption "Appointment of Independent Accountant" contained in our proxy statement, which information is incorporated by reference in this report on Form 10-K.

                                     PART IV


ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report on Form 10-K or incorporated by reference.
          (1) Our consolidated financial statements are listed on the "index to Financial Statements" on Page F-1 to this report.
          (2) Financial Statement Schedules (omitted because not applicable or not required. Information is disclosed in the notes to the financial statements).
          (3) The following exhibits are filed with this report on Form 10-K or incorporated by reference.


                                    EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------  -----------------------------------------------------------------------
    3.1  Articles of Incorporation and Bylaws (1)
    3.2  Articles and Amendment to Articles of Incorporation (1)
    4.1  Form of 8% Convertible Subordinated Note (1)
    4.2 Form of Trust Indenture for 8% Convertible Subordinated Notes with the Wilmington Trust Company (3)
    4.3 Form of Placement Agent Warrant in connection with 8% Convertible Subordinated Notes (1)
    4.4 Trust Indenture for 7% Convertible Subordinated Notes with Wilmington Trust Company (1)
    4.5 Form of Placement Agent Warrants in connection with 7% Convertible Subordinated Notes (4)
    4.6  Form of Warrant Agreement for 12% Bridge Note Financing (1)
   10.1  Stock Option Plan (1)
   10.2  1999 Stock Option Plan (2)
   10.3 Assignment of Participation Agreement, Assignment of Participation Agreement, Conveyance, and Bill of Sale between Infinity Oil and Gas, Inc. and Infinity Oil and Gas of Wyoming, Inc. (2)
   10.4  Participation Agreement between Wold Oil Properties, Inc. And
         Infinity Oil and Gas, Inc. (2)
   10.5 Assignment of Oil and Gas Leases, Operating Rights and Record Title, Conveyance and Bill of Sale between Infinity Oil and Gas, Inc. And Infinity Oil and Gas of Wyoming, Inc. (2)
   10.6 Joint Operating Agreement, Manson Lease, between Verde Oil Company and Infinity Oil and Gas of Kansas, Inc. (2)
   10.7  2000 Stock Option Plan (1)
   10.8  2001 Stock Option Plan (6)
   10.9 Purchase and Sale Agreement dated November 3, 2000 between Antelope Energy Company, LLC, Coyote Exploration Company and Melange
         Associates, Inc. and Infinity Oil and Gas of Wyoming, Inc. (6)
  10.10  Loan and Security Agreement between LaSalle Bank N.A. and
         Consolidated Oil Well Services, Inc. and related guaranties (1)
  10.11  2002 Stock Option Plan (7)
  10.12  2003 Stock Option Plan (8)
  10.13  Form of Assignment of Overriding Royalty Interest for 12% Bridge
         Note Financing (5)
  10.14  Credit agreement dated as of September 4, 2003 between Infinity
         Oil and Gas of Wyoming, Inc. and U.S. Bank National Association (5)
  10.15  Joint Value Enhancement Agreement dated December 3, 2003 among
         Infinity Oil and Gas of Wyoming, Inc., Schlumberger Technology Corporation and Red Oak Capital Management LLC*
     21  Subsidiaries of the Registrant
   23.1  Consent of Ehrhardt, Keefe, Steiner & Hottman, P.C.
   23.2  Consent of Netherland Sewell and Associates, Inc.
   31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a) (Section 302 of the
         Sarbanes-Oxley act of 2002).
   31.2  Certification of Chief Financial Officer of Periodic Report
         Pursuant to Rule 13a_14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002).
   32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.

         Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
   32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

____________________
(1)  Incorporated by reference to our Registration Statement (No. 33-17416-D)
(2) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.
(3) Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-69292).
(4) Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-96671).
(5) Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.
(6) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.
(7) Incorporated by reference to our Annual Report on Form 10-KSB for the transition period ended December 31, 2001.
(8) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

     (b)  Reports on form 8-K.

          Infinity filed a report on Form 8-K dated December 10, 2003 in which Infinity reported under Item 5 an agreement with Schlumberger Technology Corporation and Red Oak Capital Management LP to develop Infinity's Labarge Property.

          Infinity filed a report on Form 8-K dated November 14, 2003 in which Infinity reported under Item 7 and Item 12 the financial results for the third quarter of 2003.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INFINITY, INC.


Dated:  April 14, 2004                     By:  /s/  Stanton E. Ross
                                               -------------------------------
                                                Stanton E. Ross, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Infinity and in the capacities and on the dates indicated:


          Signature                 Capacity                      Date
          ---------                 --------                      ----

/s/ Stanton E. Ross              President, Treasurer         April 14, 2004
---------------------------      (Principal Executive
Stanton E. Ross                  Officer) and Director


/s/ Jon D. Klugh                 Chief Financial              April 14, 2004
---------------------------      Officer and Secretary
Jon D. Klugh                     (Principal Financial and
                                 Accounting Officer)


/s/ Robert O. Lorenz             Director                     April 14, 2004
---------------------------
Robert O. Lorenz


/s/ Leroy C. Richie              Director                     April 14, 2004
---------------------------
Leroy C. Richie


/s/ O. Lee Tawes                 Director                     April 14, 2004
---------------------------
O. Lee Tawes

                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                         ----

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . .  F-2

Financial Statements:

      Consolidated Balance Sheets - December 31, 2003 and 2002. . . . .  F-3

      Consolidated Statements of Operations - For the Years Ended
      December 31, 2003 and 2002 and the Nine Months Ended December 31,
      2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

      Consolidated Statements Changes in Stockholders' Equity - For the Years Ended December 31, 2003 and 2002 and the Nine Months
      Ended December 31, 2001 . . . . . . . . . . . . . . . . . . . . .  F-5

      Consolidated Statements of Cash Flows - For the Years Ended
      December 31, 2003 and 2002 and the Nine Months Ended
      December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . .  F-7

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .  F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Infinity, Inc. and Subsidiaries
Chanute, Kansas

We have audited the consolidated balance sheets of Infinity, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of Infinity, Inc. and Subsidiaries, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations and effective April 1, 2001, the Company changed its method of accounting for derivative instruments.


                                             Ehrhardt Keefe Steiner & Hottman PC
April 8, 2004
Denver, Colorado

                                    INFINITY INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                                 --------------------------
                                                                     2003          2002
                                                                 ------------  ------------
                                      ASSETS
Current assets
   Cash and cash equivalents                                     $   727,134   $   867,017
   Accounts receivable, less allowance for doubtful
      accounts of $80,000 (2003) and $25,000 (2002)                1,766,642     1,514,159
   Inventories                                                       351,197       340,217
   Prepaid expenses and other                                        222,625       257,575
   Derivative asset                                                   97,624             -
                                                                 ------------  ------------
         Total current assets                                      3,165,222     2,978,968

Property and equipment, at cost, less accumulated depreciation    10,169,159    10,315,068
Oil and gas properties, using full cost accounting
  net of accumulated depreciation, depletion,
  amortization and write-down
   Subject to amortization                                        23,446,343    19,107,427
   Not subject to amortization                                    12,815,834    13,176,850
Intangible assets, at cost, less accumulated amortization          3,952,989     5,299,881
Note receivable, less current portion                              1,580,742     1,597,053
Other assets, net                                                    135,989       655,022
                                                                 ------------  ------------

Total assets                                                     $55,266,278   $53,130,269
                                                                 ============  ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                             $ 1,762,777   $ 2,227,195
   Accounts payable                                                2,645,277     2,875,900
   Accrued expenses                                                  966,769       889,894
                                                                 ------------  ------------
         Total current liabilities                                 5,374,823     5,992,989

Long-term liabilities
   Production taxes payable                                          229,889        79,632
   Asset retirement obligations                                      520,638             -
   Long-term debt, less current portion                            9,252,872     4,464,156
   8% subordinated convertible notes payable                       2,793,000     4,243,000
   7% subordinated convertible notes payable                      11,184,000    12,540,000
   Note payable - related party                                    3,000,000     3,000,000
                                                                 ------------  ------------
         Total liabilities                                        32,355,222    30,319,777
                                                                 ------------  ------------

Commitments and contingencies

Stockholders' equity
   Common stock, par value $.0001, authorized
    300,000,000 shares, issued and outstanding
    8,204,032 (2003) and 7,558,462 (2002) shares                         820           756
   Additional paid-in-capital                                     32,720,904    22,870,449
   Accumulated other comprehensive income (loss)                      97,624       (77,301)
   (Accumulated deficit) retained earnings                        (9,908,292)       16,588
                                                                 ------------  ------------
         Total stockholders' equity                               22,911,056    22,810,492
                                                                 ------------  ------------

Total liabilities and stockholders' equity                       $55,266,278   $53,130,269
                                                                 ============  ============

                         See notes to consolidated financial statements.

                             INFINITY INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Years Ended      For the Nine
                                                       December 31,        Months Ended
                                               --------------------------  December 31,
                                                   2003          2002          2001
                                               ------------  ------------  ------------
Revenue
   Oil and gas service operations              $11,634,457   $ 8,570,631   $ 9,853,624
   Oil and gas sales                             6,589,281     2,367,713     1,759,095
                                               ------------  ------------  ------------
      Total revenue                             18,223,738    10,938,344    11,612,719

Cost of revenue
   Oil and gas service operations                6,222,919     4,620,663     5,154,495
   Oil and gas production expenses               2,161,666     1,582,816     1,074,460
   Oil and gas production taxes                    758,827       237,876        66,290
                                               ------------  ------------  ------------
      Total cost of revenue                      9,143,412     6,441,355     6,295,245
                                               ------------  ------------  ------------
Gross profit                                     9,080,326     4,496,989     5,317,474

Operating expenses                               5,311,080     4,647,062     2,789,026
Depreciation, depletion and
   amortization                                  3,074,247     1,782,586     1,010,811
Ceiling write-down of oil and gas properties     2,975,000             -             -
                                               ------------  ------------  ------------
                                                11,360,327     6,429,648     3,799,837
                                               ------------  ------------  ------------
Operating (loss) income                         (2,280,001)   (1,932,659)    1,517,637

Other (expense) income
   Interest and other income                       129,599       102,460        81,212
   Amortization of loan costs                   (6,200,633)     (234,680)      (52,832)
   Interest expense                             (1,593,765)     (602,350)   (1,866,155)
   Impairment of other assets                            -             -      (600,050)
   Gain on sale of investments                           -             -     5,128,280
   Gain (loss) on sale of other assets              19,920       (33,665)      (77,641)
                                               ------------  ------------  ------------
      Total other (expense) income              (7,644,879)     (768,235)    2,612,814
                                               ------------  ------------  ------------
(Loss) income before income taxes               (9,924,880)   (2,700,894)    4,130,451
Income tax benefit (expense)                             -     1,144,028    (1,590,056)
                                               ------------  ------------  ------------
Net (loss) income                              $(9,924,880)  $(1,556,866)  $ 2,540,395
                                               ============  ============  ============
Basic (loss) earnings per share                $     (1.23)  $      (.22)  $       .39
                                               ============  ============  ============
Diluted (loss) earnings per share              $     (1.23)  $      (.22)  $       .37
                                               ============  ============  ============
Weighted average basic shares
outstanding                                      8,047,688     7,202,844     6,501,104
                                               ============  ============  ============
Weighted average diluted shares outstanding      8,047,688     7,202,844     6,965,922
                                               ============  ============  ============

                         See notes to consolidated financial statements.

                                              INFINITY INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND THE NINE MONTHS ENDED DECEMBER 31, 2001


                                                                                                      Accumulated
                                                                          (Accumulated     Total         Other
                                            Common Stock     Additional     Deficit)       Compre-      Compre-
                                         ------------------    Paid-in      Retained       hensive      hensive      Stockholders'
                                          Shares    Amount     Capital      Earnings        Loss      Income(Loss)      Equity
                                         ---------  -------  -----------  ------------  ------------  -------------  ------------
Balance, March 31, 2001                  6,449,874  $   644  $11,416,720  $  (966,941)                $  3,145,975   $13,596,398

Issuance of common stock for cash
   upon the exercise of options             65,350        8      126,062            -                            -       126,070
Warrants granted in connection with
   8% subordinated convertible notes             -        -      924,717            -                            -       924,717
Beneficial conversion feature                    -        -    1,165,500            -                            -     1,165,500
Comprehensive loss:
   Net income                                    -        -            -    2,540,395   $ 2,540,395              -     2,540,395
   Embedded derivative liability                 -        -            -            -             -     (1,793,426)   (1,793,426)
   Other comprehensive income;
      unrealized holding gains in
      securities during the period, net
      of income taxes of $123,587                -        -            -            -       238,690        238,690       238,690
   Reclassification gains on sales of
      securities, net of taxes of
      $1,743,615                                 -        -            -            -    (3,384,665)    (3,384,665)   (3,384,665)
   Embedded derivative liability
      reclassified to earnings                   -        -            -            -             -      1,793,426     1,793,426
                                         ---------  -------  -----------  ------------  ------------  -------------  ------------
Comprehensive loss                                                                      $  (605,580)
                                                                                        ============

Balance, December 31, 2001               6,515,224      652   13,632,999    1,573,454                            -    15,207,105

Issuance of common stock for cash
   upon the exercise of options and
   warrants                                588,264       58    1,947,147            -                            -     1,947,205
Conversion of 8% subordinated
   convertible notes and accrued
   interest into common stock              454,974       46    2,274,813            -                            -     2,274,859
Warrants granted in connection with
   $2,000,000 bridge loan                        -        -    1,347,728            -                            -     1,347,728
Warrants granted in connection with
   7% subordinated convertible notes             -        -    1,386,044            -                            -     1,386,044
Warrants granted in connection with
   $3,000,000 bridge loan                        -        -    2,281,718            -                            -     2,281,718
Comprehensive loss:
   Net loss                                      -        -            -   (1,556,866)  $(1,556,866)             -    (1,556,866)
   Change in fair value of
      fixed price delivery contract,
      net of tax benefit of $60,712              -        -            -            -       (96,981)       (96,981)      (96,981)
   Reclassifications, net of income
      tax expense of $12,320                     -        -            -            -        19,680         19,680        19,680
                                         ---------  -------  -----------  ------------  ------------  -------------  ------------
   Comprehensive loss                                                                   $(1,634,167)
                                                                                        ============


Balance, December 31, 2002               7,558,462      756   22,870,449       16,588                      (77,301)   22,810,492

Issuance of common stock upon the
   exercise of options and warrants        146,169       15      824,219            -                            -       824,234


                                                See notes to consolidated financial statements.

                                              INFINITY INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND THE NINE MONTHS ENDED DECEMBER 31, 2001


                                                                                                     Accumulated
                                                                          (Accumulated     Total        Other
                                            Common Stock     Additional     Deficit)       Compre-     Compre-
                                         ------------------    Paid-in      Retained       hensive     hensive   Stockholders'
                                          Shares    Amount     Capital      Earnings        Loss       (Loss)       Equity
                                         ---------  -------  -----------  ------------  ------------  ---------  -------------
Conversion of 8% subordinated
   convertible notes and accrued
   interest into common stock              295,689       29    1,478,521            -                        -      1,478,550
Conversion of 7% subordinated
   convertible notes and accrued
   interest into common stock              203,712       20    1,756,996            -                        -      1,757,016
Options granted in connection with
   $1,050,000 of new bridge loans                -        -    1,050,000            -                        -      1,050,000
Options granted in connection with
   amendments and agreements
   related to a $3,000,000
   bridge loan                                   -        -    2,493,329            -                        -      2,493,329
Warrants granted in connection with
   $4,850,000 of bridge loans                    -        -    2,247,390            -                        -      2,247,390
Comprehensive loss:
   Net loss                                      -        -            -   (9,924,880)  $(9,924,880)         -     (9,924,880)
   Change in fair value of fixed
      price delivery contract,
      net of tax expense of
      $151,573                                   -        -            -            -       256,500    256,500        256,500
   Reclassifications net of income
      tax benefit of $51,068                     -        -            -            -       (81,575)   (81,575)       (81,575)
                                         ---------  -------  -----------  ------------  ------------  ---------  -------------
   Comprehensive loss                                                                   $(9,749,955)
                                                                                        ============

Balance, December 31, 2003               8,204,032  $   820  $32,720,904  $(9,908,292)                $ 97,624   $(22,911,056)
                                         =========  =======  ===========  ============                =========  =============

                                                See notes to consolidated financial statements.

                                           INFINITY INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Years Ended       For the Nine
                                                                    December 31,         Months Ended
                                                            ---------------------------  December 31,
                                                               2003          2002           2001
                                                            ------------  -------------  ------------
Cash flows from operating activities
   Net (loss) income                                        $(9,924,880)  $ (1,556,866)  $ 2,540,395
                                                            ------------  -------------  ------------
   Adjustments to reconcile net (loss) income
    to net cash provided by operating activities
      Depreciation, depletion, amortization,
       impairment and ceiling write-down                      6,049,247      1,782,586     1,610,861
      Amortization of loan costs included
       in interest expense                                    6,200,633        234,680        52,832
      Deferred income taxes                                           -     (1,144,028)    1,590,056
      Gain on sale of investments                                     -              -    (5,128,280)
      (Gain) loss on sale of other assets                       (19,920)        33,665        77,641
      Change in assets and liabilities
         (Increase) decrease in accounts receivable            (252,483)        85,724      (111,393)
         (Increase) decrease in inventories                     (10,980)         9,999       (85,967)
         (Increase) decrease in prepaid expenses and other      (12,234)       (89,985)        4,541
         Increase in accounts payable                            32,758        284,657       712,671
         Increase in accrued expenses                           782,391        495,383        97,564
                                                            ------------  -------------  ------------
                                                             12,769,412      1,692,681    (1,179,474)
                                                            ------------  -------------  ------------
            Net cash provided by operating activities         2,844,532        135,815     1,360,921
                                                            ------------  -------------  ------------

Cash flows from investing activities
   Purchase of property, equipment, and intangibles          (1,089,863)    (2,695,382)   (3,432,959)
   Proceeds from the sale of investments
     and marketable securities                                        -        750,000     8,871,017
   Purchase of marketable securities                                  -              -      (750,000)
   Proceeds from sale of property and
     equipment, oil and gas properties and other assets         104,911        235,000       143,808
   Investment in oil and gas properties                      (5,743,649)   (14,426,524)   (7,845,918)
   Payments on note receivable                                   15,103          7,844             -
   Increase in other assets                                    (188,093)       (88,547)     (217,459)
                                                            ------------  -------------  ------------
            Net cash used in investing activities            (6,901,591)   (16,217,609)   (3,231,511)
                                                            ------------  -------------  ------------

Cash flows from financing activities
   Proceeds from borrowings on long-term debt                11,452,861     21,749,993     7,393,047
   Sale of common stock                                         824,234      1,947,205       126,070
   Principal payments on long-term debt                      (8,359,919)    (7,414,285)   (5,137,987)
                                                            ------------  -------------  ------------
            Net cash provided by financing activities         3,917,176     16,282,913     2,381,130
                                                            ------------  -------------  ------------

Net (decrease) increase in cash and cash equivalents           (139,883)       201,119       510,540

Cash and cash equivalents, beginning of period                  867,017        665,898       155,358
                                                            ------------  -------------  ------------

Cash and cash equivalents, end of period                    $   727,134   $    867,017   $   665,898
                                                            ============  =============  ============

                             See notes to consolidated financial statements.

                                INFINITY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental  cash  flow  disclosures:

                                                             For the Years Ended   For the Nine
                                                                 December 31,      Months Ended
                                                            ---------------------- December 31,
                                                               2003        2002        2001
                                                            ----------  ----------  ----------
Cash paid for interest, net of amounts capitalized          $1,589,606  $  383,449  $2,171,029
                                                            ==========  ==========  ==========

Non-cash transactions:
Non-cash costs, including amortization of loan costs
   included in full cost pool for oil and gas properties    $2,714,974  $2,056,283  $1,570,377
                                                            ==========  ==========  ==========

Property and equipment acquired through
   capital leases or seller financed debt                   $  967,975  $        -  $2,437,138
                                                            ==========  ==========  ==========

Oil and gas properties acquired through
   seller financed debt                                     $  263,381  $  607,236  $        -
                                                            ==========  ==========  ==========

Stock-based compensation for options and warrants
   granted in connection with debt, recorded as loan costs  $5,790,719  $5,015,490  $  924,717
                                                            ==========  ==========  ==========

Conversion of 8% subordinated convertible
   notes and accrued interest to common stock               $1,478,550  $2,274,859  $        -
                                                            ==========  ==========  ==========

Conversion of 7% subordinated convertible
   notes and accrued interest to common stock               $1,757,016  $        -  $        -
                                                            ==========  ==========  ==========

Issuance of additional notes in lieu of cash interest
   payment on 7% subordinated convertible notes             $  379,000  $        -  $        -
                                                            ==========  ==========  ==========

Sale of oil and gas property for note receivable            $        -  $1,620,000  $        -
                                                            ==========  ==========  ==========

Change in accumulated other
   comprehensive loss, net of income taxes                  $  174,925  $   77,301  $3,145,975
                                                            ==========  ==========  ==========

Reclassify other assets to oil and
   gas properties not subject to amortization               $  707,126  $        -  $        -
                                                            ==========  ==========  ==========

Asset retirement obligation upon adoption                   $  503,365  $        -  $        -
                                                            ==========  ==========  ==========

                      See notes to consolidated financial statements.

                         INFINITY INC. AND SUBSIDIARIES

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

The Company and its subsidiaries are engaged in providing oil and gas production enhancement services in northeastern Oklahoma, eastern Kansas, and the Powder River Basin of Wyoming and in oil and gas exploration, development and production activities in southeast Kansas, south central Wyoming, and northwestern Colorado.

Effective with the period ended December 31, 2001, the Company elected to begin utilizing a December 31 year-end. Therefore, the period ended December 31, 2001 represents a nine-month period and the years ended December 31, 2002 and 2003 represent twelve-month periods.

Basis  of  Presentation
-----------------------

The consolidated financial statements include the accounts of Infinity, Inc. and its wholly owned subsidiaries, Consolidated Oil Well Services, Inc., Infinity Oil and Gas of Wyoming, Inc., Infinity Oil and Gas of Kansas, Inc., CIS - Oklahoma, Inc., Infinity Research and Development, Inc., L.D.C. Food Systems, Inc., Consolidated Pipeline Company, Inc., CIS Oil and Gas, Inc., Infinity Nicaragua, Ltd., and Infinity Nicaragua Offshore, Ltd. Infinity Nicaragua, Ltd., and Infinity Nicaragua Offshore, Ltd. own a 98.2% interest in Rio Grande Resources, SA, which is also consolidated. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
-----------------

Certain reclassifications have been made to the balances for the nine months ended December 31, 2001 and the year ended December 31, 2002 to make them comparable to those presented for the year ended December 31, 2003, none of which change the previously reported net income (loss).

Accounts  Receivable
--------------------

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

Hedging  Activities
-------------------

The Company accounts for derivative instruments or hedging activities under the provisions of Statement of Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No 133"). SFAS No 133 requires the Company to record derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings.

The Company periodically enters into fixed price delivery contracts to manage price risk with regard to a portion of its natural gas production. Fixed price

                         INFINITY INC. AND SUBSIDIARIES
delivery contracts that do not meet certain requirements are accounted for using cash flow hedge accounting. Under this method, realized gains and losses on qualifying hedges are recognized in gas revenues when the associated revenue stream occurs and the resulting cash flows are reported as cash flows from operations. To qualify as a hedge, these contracts must be designated as a cash flow hedge and changes in their value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price is reduced. If the contract is not a hedge, changes in the fair value are recorded in the Company's statement of operations currently. If a derivative financial instrument, such as the contracts discussed above, is settled before the date of the anticipated transaction, the Company carries forward the accumulated change in value of the contract and includes it in the measurement of the related transaction.

During the years ended December 31, 2003 and 2002, the Company had fixed price delivery contracts that were designated as hedges as follows:

                                       MMBTU   Amount Per
Effective Dates                       Per Day     MMBTU
------------------------------------  -------  -----------
April 1, 2002 - October 31, 2002        1,000  $      1.80
October 1, 2002 - September 30, 2003    1,000         2.97
November 1, 2002 - March 31, 2003       1,000         3.00
April 1, 2003 - March 31, 2004          3,500         4.71

During the years ended December 31, 2003 and 2002, the Company reclassified out of other comprehensive income, income of approximately $133,000 and losses of approximately $32,000, respectively, on the contracts, which have been included in natural gas revenues in the accompanying consolidated statement of operations and in cash provided by operating activities in the accompanying consolidated statement of cash flows. At December 31, 2003 and 2002, the Company had a derivative asset of approximately $98,000 and a derivative liability of $126,000, respectively, related to the financial hedges. The fair value of the fixed price delivery contracts was calculated using the twelve month forecasted sales price for the Henry Hub gas delivery point less a historical differential for the actual delivery point and the quantities and prices fixed in the contracts.

Upon the adoption of SFAS No 133 during the period ended December 31, 2001, the Company recorded a derivative liability of approximately $1,800,000 related to certain of the Company's debt obligations which were tied to the market value of the Company's marketable securities. The adjustment was recorded as a reduction in accumulated other comprehensive income on April 1, 2001, and the entire amount was transferred to earnings in April 2001, when the related debt instruments were satisfied.

Revenue  Recognition
--------------------

The Company recognizes sales of oil when the product is delivered and recognizes enhancement service revenue when the services are performed. The Company uses the sales method for recording natural gas sales. This method allows for recognition of revenue, which may be more or less than the Company's share of pro-rata production from certain wells. During the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, there were no material natural gas imbalances.

Environmental  Costs
--------------------

The Company expenses, on a current basis, recurring costs associated with managing hazardous substances and pollution in ongoing operations. The Company

                         INFINITY INC. AND SUBSIDIARIES
also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated.

Management  Estimates
---------------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the consolidated financial statements include the estimated carrying value of unproved properties, the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties and the realization of deferred tax assets.

Inventories
-----------

Inventories, consisting primarily of cement mix, sand, fuel and chemicals, are stated at the lower of cost or market. Cost has been determined on the first-in, first-out method.

Property  and  Equipment
------------------------

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

             Assets                Useful Lives
---------------------------------  ------------

Buildings                           30 years
Site improvements                   15 years
Machinery, equipment and vehicles  5 - 10 years
Office furniture and equipment     5 - 10 years

Oil  and  Gas  Properties
-------------------------

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all productive and non-productive costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related internal costs, are capitalized. The Company capitalized $49,221, $1,444,238 and $684,843 of internal costs during the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.

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

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value,"

                         INFINITY INC. AND SUBSIDIARIES
discounted at a 10-percent interest rate of future net revenues from proved reserves, adjusted for cash flow hedges, net of estimated future income taxes, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. For the period ended December 31, 2003 the Company had a ceiling write-down of $2,975,000. For purposes of calculating the ceiling test, the Company has elected to subtract the fair value of the estimated asset retirement obligation from the capitalized costs.

Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves with oil and gas being converted to a common unit of measure based on their relative energy content. Unproved oil and gas properties, including any related capitalized interest expense, are not amortized, but are assessed for impairment either individually or on an aggregated basis. At December 31, 2003, the Company reclassified approximately $5,029,000 from unproved oil and gas properties to oil and gas properties subject to amortization.

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

Capitalized  Interest
---------------------

The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depreciation and depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total interest costs incurred for the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001 were $1,976,001, $1,612,469 and $2,321,056 (including a $1,793,426 charge to interest expense upon payoff of certain debt during the nine-month period ended December 31,
2001), respectively. Interest costs capitalized were $382,236, $1,010,119 and $454,901 for the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, respectively.

Long-Lived  Assets
------------------

Long-lived assets to be held and used in the Company's business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amount of the long-lived assets exceeds the discounted expected future cash flows, the Company records an impairment. The Company recorded a $600,050 impairment during the nine months ended December 31, 2001 to write other assets down to estimated net realizable value. No impairment was recorded during the years ended December 31, 2003 or 2002.

Transportation  Costs
---------------------

The Company accounts for transportation costs under Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," whereby amounts paid for transportation costs are classified as operating expense and not netted against natural gas revenues.

Intangible  Assets
------------------

The Company has adopted SFAS No 142 "Goodwill and Other Intangible Assets," effective January 1, 2001. As a result, the Company no longer amortizes

                         INFINITY INC. AND SUBSIDIARIES
goodwill, but instead, reviews goodwill for impairment on at least an annual basis. Amortization costs for the nine months ended December 31, 2001 were $8,438.

Other intangibles are recorded at cost and are amortized on the straight-line basis over the contractual or estimated useful life of the asset, which ranges from one to five years or the effective interest method.

Amortization of loan costs associated with debt obtained in connection with exploration and development projects that are not subject to current amortization is capitalized to oil and gas properties. Amortization of loan costs is capitalized only for the period activities are in progress to bring these projects to their intended use. Total loan amortization costs capitalized for the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001 were $2,714,974, $2,023,373 and $147,239, respectively (See
Note 5 for total loan costs classified as intangibles).

Per  Share  Information
-----------------------

Basic earnings (loss) per common share are computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period.

Cash  and  Cash  Equivalents
----------------------------

For purposes of reporting cash flows, cash generally consists of cash on hand and demand deposits with financial institutions. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. Management monitors the soundness of the financial institutions and believes the Company's risk is negligible.

The Company considers all highly liquid investments with an original maturity of three months or less to be a cash equivalent.

Investment  Securities
----------------------

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

Stock  Options
--------------

The Company applies Accounting Principles Board Opinion No 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for options granted to employees under the stock option plans because the fair value of the stock equaled or was less than the option exercise price at the date of grant. Had compensation costs for employee stock options under the Company's plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings (loss) per share would have been as follows (See Note 10):

                         INFINITY INC. AND SUBSIDIARIES

                                                          For the Years Ended     For the Nine
                                                             December 31,         Months Ended
                                                       -------------------------  December 31,
                                                           2003          2002         2001
                                                       ------------  ------------  -----------
Net (loss) income as reported                          $(9,924,880)  $(1,556,866)  $2,540,395
Deduct:  Total stock-based employee
   compensation expense, determined under
   fair value based method for all awards, net of tax      (26,244)   (2,448,341)    (684,265)
                                                       ------------  ------------  -----------

Pro forma net (loss) income                            $(9,898,636)  $(4,005,207)  $1,856,130
                                                       ============  ============  ===========

Basic (loss) earnings per share as reported            $     (1.23)  $      (.22)  $      .39
Diluted (loss) earnings per share as reported          $     (1.23)  $      (.22)  $      .37
Basic (loss) earnings per share - pro forma            $     (1.23)  $      (.56)  $      .29
Diluted (loss) earnings per share - pro forma          $     (1.23)  $      (.56)  $      .27

For options granted during the year ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company's plan was based on a weighted average risk-free interest rate of 1.5%, 1.5% and 8.0%, expected option life of 5 years, expected volatility of approximately 131%, 117% and 83% and no expected dividends.

The Company has adopted the disclosure requirements of SFAS 148, "Accounting for Stock-Based Compensation Transition Disclosure" in its consolidated financial statements. This statement amends SFAS No 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported net income. The Company will continue to account for stock-based compensation using the methods detailed in the stock-based compensation accounting policy as described earlier.

Comprehensive  Income  (Loss)
-----------------------------

The Company has elected to report comprehensive income (loss) in the consolidated statement of stockholders' equity. Comprehensive income (loss) is composed of net income (loss) and all changes to stockholders' equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

Income  Taxes
-------------

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

                         INFINITY INC. AND SUBSIDIARIES

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

Asset  Retirement  Obligations
------------------------------

Effective January 1, 2003, the Company adopted the provisions of SFAS No 143 "Accounting for Asset Retirement Obligations." SFAS No 143 requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted each period towards its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company will report a gain or loss upon settlement to the extent the actual costs differ from the recorded liability. Upon adoption of SFAS No 143, the Company recorded a discounted liability of approximately $503,000 for future retirement obligations and increased net oil and gas properties by approximately $503,000. The adoption of SFAS No 143 had no material effect on earnings in all periods presented. The majority of the asset retirement obligation to be recognized relates to the projected costs to plug and abandon oil and gas wells.
Liabilities  are  also  recorded  for  compressor  and  field  facilities.

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

Proposed FASB Staff Positions ("FSP") No. FAS 141-a and FAS 142-a were recently issued with a comment deadline of April 16, 2004. These proposed FSPs would amend SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Intangible Assets" in order to resolve a recent reporting issue. There is an inconsistency between the recent Financial Accounting Standards Board ("FASB") consensus that such mineral rights should be considered tangible assets for accounting purposes and the characterization of mineral rights as intangible assets in SFAS No. 141 and No. 142. Under the proposed FSPs, mineral rights would continue to be considered tangible assets for accounting purposes with disclosure of the amount of the mineral rights disclosed on the balance sheet or in the notes to the consolidated financial statements.

Assuming that the proposed FSPs are finalized, the guidance would be effective for the quarter ended June 30, 2004 and prior period amounts would also need to be disclosed in the consolidated financial statements. At December 31, 2003 and 2002, the Company has included $9,500,000 and $7,500,000, including capitalized interest, in oil and gas properties in the accompanying consolidated balance sheets of which approximately $3,972,000 and $684,000 respectively are subject to amortization.

In May 2003, the FASB issued SFAS No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company on July 1, 2003. As the Company has no such instruments, the adoption of this statement did not have an impact on the Company's financial condition or results of operations.

                         INFINITY INC. AND SUBSIDIARIES

Note 2 - Continued Operations and Realization of Assets
-------------------------------------------------------

During 2003, the Company had consolidated losses from operations of approximately $2,280,000, and a working capital deficit at December 31, 2003 of approximately $2,210,000.

Subsequent to December 31, 2003, the Company completed six wells drilled on its Pipeline acreage during the fourth quarter of 2003 and acquired an additional 49% working interest in two existing wells and 960 acres of undeveloped leasehold adjacent to the Pipeline acreage. Capital expenditures associated with the development activities and acquisitions were approximately $1,000,000. The Company expects capital expenditures for unrisked services on the development of its Labarge property under an agreement with Schlumberger Technology Corporation ("Schlumberger") and Red Oak Capital Management LP ("Red Oak") (See Note 12) related to the completion or recompletion of five existing wells and the drilling of five or six new wells to be approximately $3,700,000 to $4,150,000. The total unrisked services the Company anticipates it will incur is dependent on the results of the initial rework and drilling activities. Additional costs associated with the completion of the environmental impact study and leasehold maintenance on the Labarge property during 2004 are anticipated to be approximately $300,000. In addition to its capital expenditures requirements, management estimates requirements of $1,600,000 for interest on notes, $1,300,000 for general corporate purposes and approximately $100,000 for lease rentals and farmout expenses. Thus, in total, the Company could have requirements in 2004 of approximately $10,200,000 including the working capital deficit at December 31, 2003.

In January 2004, the Company issued 1,000,000 shares of common stock through a private placement for which it received approximately $3,900,000 in proceeds net of offering costs (See Note 18). The Company paid approximately $750,000 in long term debt with proceeds from the offering, leaving approximately $3,150,000 available for meeting its current development and working capital needs. In addition to these funds, the Company expects to generate approximately $3,600,000 in cash flow from oil field services and between $4,000,000 and $5,000,000 in cash flow from oil and gas production activities during 2004.
Management anticipates issuing approximately $800,000 new 7% subordinated convertible notes in lieu of cash payments due April 15 and October 15, 2004 for interest due on the 7% subordinated convertible notes. Management believes it will be able to fund its 2004 minimum requirements through proceeds from the January 2004 private placement, cash flow from operations and the exercise of its option to issue additional notes rather than expend cash to satisfy interest on the 7% subordinated convertible notes.

Due to the timing of development activities on the Company's properties, the Company may not have the funds available to pay for the operations immediately and may be required to obtain short term loans to pay for the development activity. It is expected that these loans would then be repaid with cash flow from operations later in the year.

The Company is restricted on the amount that can be distributed to it by its subsidiaries by terms of certain loan agreement. The terms of the loan agreements for the oil field services subsidiary allow for additional amounts to be distributed with consent of the lender. The Company believes it will be able to restructure the terms of this loan agreement to allow additional funds to be distributed, or obtain the necessary consent to allow the subsidiary to distribute adequate funds to meet its general corporate needs.

Future reserve reductions or ceiling write-downs could hinder the Company's ability to obtain future financing on terms acceptable to management or could result in reductions in the borrowing base on existing obligations.

Note  3  -  Accounts  Receivable
--------------------------------

Accounts receivable consists of the following:

                         INFINITY INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                    December 31,
                                              ------------------------
                                                 2003         2002
                                              -----------  -----------
   Accounts receivable oil field services     $1,171,886   $  943,459
   Revenue receivable oil and gas production     652,401      504,752
   Other receivables                              22,355       90,948
                                              -----------  -----------
      Total receivables                        1,846,642    1,539,159
      Less allowance for doubtful accounts       (80,000)     (25,000)
                                              -----------  -----------
      Net receivables                         $1,766,642   $1,514,159
                                              ===========  ===========

Note 4 - Property and Equipment
-------------------------------

Property and equipment consists of the following:

                                                      December 31,
                                                --------------------------
                                                    2003          2002
                                                ------------  ------------
   Buildings, site costs and improvements       $ 2,208,587   $ 2,207,245
   Machinery, equipment, vehicles and aircraft   15,884,159    15,158,783
   Office furniture and equipment                   276,135       239,058
                                                ------------  ------------
      Total cost                                 18,368,881    17,605,086
      Less accumulated depreciation              (8,199,722)   (7,290,018)
                                                ------------  ------------
      Net property and equipment                $10,169,159   $10,315,068
                                                ============  ============

Note  5  -  Intangibles
-----------------------

Intangibles consist of the following:

                                          December 31,
                                  ---------------------------
                                      2003           2002
                                  -------------  ------------
   Loan costs                     $ 15,245,263   $ 7,679,249
   Non-compete                         300,000       300,000
   Goodwill                            225,000       225,000
   Other                                55,870        55,871
                                  -------------  ------------
                                    15,826,133     8,260,120
   Less accumulated amortization   (11,873,144)   (2,960,239)
                                  -------------  ------------

   Net intangibles                $  3,952,989   $ 5,299,881
                                  =============  ============

During the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, the Company recorded amortization expense related to intangibles, excluding amounts capitalized, of $6,210,738, $241,272 and $75,763 respectively. Of the total amortization expense related to intangibles, the Company recorded amortization of loan costs of $6,200,633, $234,680 and $52,832, respectively, of which $5,620,300, $204,172 and $38,785 were related to non-cash loan costs resulting from options, warrants and other non-cash compensation granted in connection with obtaining financing.

                         INFINITY INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Loan costs consist of the following at December 31, 2003:

                                                                   Accumulated
Description of               Non-cash    Cash Loan   Total Loan    Amortization    Net Book
Notes or Agreement          Loan Costs     Costs        Costs       12/31/2003      Value
--------------------------  -----------  ----------  -----------  --------------  ----------
8% subordinated
convertible notes           $ 1,375,464  $   51,159  $ 1,426,623  $    (875,070)  $  551,553

Line of credit, term note
and equipment note                    -     192,572      192,572       (128,754)      63,818

7% subordinated
convertible notes             2,178,944      72,605    2,251,549       (912,771)   1,338,778

$3,000,000 bridge loan
and related amendments
and adjustments               4,775,047           -    4,775,047     (3,132,244)   1,642,803

$25,000,000
development credit
facility                              -     166,506      166,506         (8,442)     158,064

Bridge loans and other
debt paid in full             5,895,118     537,848    6,432,966     (6,432,966)           -
                            -----------  ----------  -----------  --------------  ----------
    Total                   $14,224,573  $1,020,690  $15,245,263  $ (11,490,247)  $3,755,016
                            ===========  ==========  ===========  ==============  ==========

                         INFINITY INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Aggregate future intangible amortization expense is as follows at December 31, 2003:

                                               Other
Years Ending December 31,  Loan Costs (1)   Intangibles     Total
-------------------------  ---------------  ------------  ----------
           2004            $     2,318,385  $      5,452  $2,323,837
           2005                    759,196             -     759,196
           2006                    543,557             -     543,557
           2007                    133,878             -     133,878
                           ---------------  ------------  ----------

                           $     3,755,016  $      5,452  $3,760,468
                           ===============  ============  ==========

____________________
(1) Includes approximately $685,000 in January 2004 when the Company repaid $1,250,000, or 42%, of the $3,000,000 bridge loans due January 30, 2005. (See
Notes  9  and  18).

Note  6  -  Oil  and  Gas  Properties
-------------------------------------

Properties  Subject  to  Amortization
-------------------------------------

Pipeline

In July 2000 (original purchase) and subsequent periods (additional purchases), the Company acquired 100% working interests and 82.5% net revenue interests in leaseholds in the Greater Green River Basin of Wyoming ("Pipeline") for approximately $3,666,000. The Company has incurred approximately $17,925,000 in exploration and development costs through December 31, 2003 to develop the Pipeline acreage.

In July 2003, the Company granted a 4% over-riding royalty in the property to a lender in connection with obtaining bridge financing (See Note 9). The estimated fair value of the 4% over-riding royalty of approximately $825,000 was re-classified to loan cost.

The leasehold costs associated with 11,660 net acres of the original 19,150 total net acreage position and all development and exploration costs incurred to date, totaling approximately $3,144,000 and $17,133,000, respectively, on the 11,660 net acres are subject to amortization.

Labarge

In March 2000 (original purchase) and subsequent periods (additional purchases), the Company acquired a 100% working interest and 80.0% net revenue interests in leaseholds in the Greater Green River Basin of Wyoming ("Labarge") for approximately $2,463,000. The Company has incurred approximately $13,463,000 in exploration and development costs through December 31, 2003 to develop the Labarge acreage. The original lessor on a portion of the acreage has a 30% participation election. If the original lessor chooses not to participate in the drilling and completion of a well, then the 100% working interest and the approximately 80% associated net revenue interest will remain with the Company until the well has generated earnings to recover the well costs plus a 300% non-consent penalty. In July 2003 the Company granted a 4% over-riding royalty in the property to a lender in connection with obtaining bridge financing (See
Note 9). The estimated fair value of the 4% over-riding royalty of approximately $425,000 was re-classified as loan cost. The leasehold costs

                         INFINITY INC. AND SUBSIDIARIES
associated with 1,763 net acres of the 11,199 total net acreage position and all development and exploration costs incurred to date, totaling approximately $223,000 and $5,879,000, respectively, on the 1,763 net acres are subject to amortization.

The Company is required to perform certain Environmental Impact Study and Assessments on the Labarge and Pipeline properties. Management believes that the results of these studies will not have a material adverse impact on the continued development of these properties.

Sand Wash

During 2002 the Company acquired a working interest in leaseholds in the Sand Wash Basin of Colorado and Wyoming. The Company has incurred total leasehold and exploration costs of approximately $1,693,000 at December 31, 2003. The leases on approximately 57,000 gross acres of the total 161,000 gross acres expire in 2004 and, therefore, the Company has reclassified approximately $605,000 in leasehold costs and all of the exploration costs, totaling approximately $422,000, associated with that portion of the leaseholds as subject to amortization at December 31, 2003.

Other Properties

In November 2001, the Company acquired a 31.25% working interest in an oil and gas lease in southwest Kansas for approximately $56,000 and has incurred exploration costs of approximately $187,000. The $187,000 in exploration costs were to drill three wells which resulted in three dry holes and therefore, these costs are included in oil and gas properties subject to amortization at December 31, 2003.

The Company also amortizes development and exploration costs of approximately $98,000 and the asset related to the asset retirement obligation of approximately $503,000.

Total

In total, the Company has approximately $3,972,000 in leasehold costs and $24,222,000 in exploration and development costs subject to amortization. At December 31, 2003 and 2002, the Company had accumulated depreciation, depletion, amortization and ceiling write-down of approximately $4,748,000 and $304,000, respectively.

Sales of Proved Oil and Gas Properties

In February 2000, the Company acquired a 100% working interest in a property in eastern Kansas, through a joint venture with an operator in which a former director of the Company is a partner and operations manager. The Company's total investment in the property was approximately $1,100,000. In addition, the Company had an active oil lease in the Owl Creek Field in Woodson County, Kansas which was acquired for $510,000. Effective May 1, 2002, the Company sold its interest in oil and gas properties in eastern Kansas for $180,000 cash and a $1,620,000 note receivable (See Note 7). The transaction resulted in a gain of approximately $244,000, which was recorded as a reduction in capitalized oil and gas property costs under the full cost accounting method.

Ceiling Test

The Company evaluates its properties subject to amortization under the full cost ceiling test on a quarterly basis. The ceiling test requires the Company to compare the unamortized capitalized cost plus the lower of cost or fair market value of the unproved properties, less any related deferred tax liability and

                         INFINITY INC. AND SUBSIDIARIES
less the fair value of the asset retirement obligations with the ceiling. The ceiling is calculated using present value, discounted at 10% of future net revenue to be generated by the properties net of the estimated future income taxes, plus the lower of cost or fair market value of the unproved properties.

If the capitalized cost of the properties exceeds the ceiling, then the Company is required to permanently write down the value of the property to the ceiling. During 2003, the Company experienced geological and geophysical, financial and other issues which resulted in significant revisions to the year end reserves. Therefore, during the fourth quarter of the year ended December 31, 2003, the Company had a ceiling write-down of $2,975,000, which is included in accumulated depreciation, depletion, amortization and write-down in the accompanying consolidated balance sheet. There were no ceiling write-downs in the year ended December 31, 2002 or the nine-month period ended December 31, 2001.

Properties  Not  Subject  to  Amortization
------------------------------------------

Pipeline

At December 31, 2003, the Company had approximately $4,491,000 in costs associated with unproved Pipeline property. Options on approximately 8,300 acres were relinquished on February 29, 2004 and therefore, approximately $4,002,000 previously reflected as not subject to amortization was reclassified to subject to amortization at December 31, 2003. The Company currently has approximately $489,000 in undeveloped leasehold costs associated with the Pipeline property that are not subject to amortization. The development of the acreage and the reclassification of the associated leasehold costs to properties subject to amortization will be contingent upon the development of a future drilling plan.

Labarge

The Company has incurred approximately $2,210,000 of leasehold costs on the Labarge prospects, and approximately $7,188,000 of exploration costs (including $3,666,000 of capitalized interest and amortization of loan costs) on the Labarge prospect, which are not subject to amortization, as the Company has not completed the exploration and evaluation process on the related wells, which is expected to be completed in the initial phase of the Schlumberger agreement (See
Note 12). The Company entered into an agreement with Schlumberger in December 2003 for the further development of the Labarge prospect. At the conclusion of the 2004 evaluation and exploration activity a significant portion of the investment in unproved oil and gas properties will be reclassified to the full cost pool subject to depletion and the ceiling test. If proved reserves are not found, or if proved reserves are not significant, the Company could be required to write-down a portion of the full cost pool of oil and gas properties. A significant portion of the remaining leasehold costs are anticipated to be reclassified and subject to amortization during the remaining four years of the agreement with Schlumberger. Reclassification of the remaining costs to properties subject to amortization will be contingent on the development of a future drilling plan.

Sand Wash

The Company has incurred leasehold costs of approximately $1,693,000 and initial exploration costs of $422,000 on approximately 161,000 gross acres it has in the Sand Wash Basin. The leases on approximately 57,000 gross acres under lease are due to expire in 2004 and therefore, the Company has classified approximately $605,000 in leasehold costs and all of the approximately $422,000 in exploration costs associated with that portion of the leasehold as subject to amortization at December 31, 2003. The Company has approximately $1,088,000 of leasehold costs associated with the Sand Wash leases which are classified as not subject to amortization.

                         INFINITY INC. AND SUBSIDIARIES

Reclassification of the remaining leasehold to properties subject to amortization will be contingent upon the development of a future drilling plan.

Other Properties

In November 2000, the Company acquired a 100% working interest in a coal bed methane property in northwestern Colorado for consideration of approximately $593,000. The Company has incurred approximately $199,000 of leasehold costs to acquire additional acreage, bringing the total leasehold costs to approximately $792,000 and has capitalized exploration costs of approximately $107,000 as of December 31, 2003. The lease requires the Company to drill a total of 5 wells before November 20, 2005. No wells have been drilled to date. A portion of the leasehold costs and the exploration costs associated with the drilling activity on these five wells is anticipated to be reclassified to properties subject to amortization in 2005. Reclassification of the remaining costs to properties subject to amortization will be contingent upon the development of a future drilling plan.

The Company has additional leasehold costs of approximately $56,000 on an undeveloped, 5,120 acre river sand prospect in Kansas operated by an unrelated third party. The Company expects the reclassification of these costs to properties subject to amortization during 2004.

Infinity was awarded the bid on 24 blocks of acreage, comprised of over one million acres in 2003, and immediately entered into negotiations with The Instituto Nicaraguense de Energia ("INE"), the Nicaraguan governmental entity that regulates oil and gas activities, to finalize the initial exploration plan for the Tyra and Perlas prospects. The Company has approximately $885,000 in undeveloped acreage costs associated with these prospects. Reclassification of the costs incurred to properties subject to amortization will be contingent upon the development of a future drilling plan after the terms of the lease are completed.

Total

In total, the Company has approximately $5,520,000 in leasehold costs and approximately $7,295,000 in exploration costs not subject to amortization.

These properties are not subject to amortization and are being, or will be developed, completed and put into production when gas is located in apparent reasonable quantities. The geological structures on the Wyoming and Colorado properties are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves. As drilling of a specific well is finished, a determination is made to complete the well and begin production or treat the well as unsuccessful. Costs of successful wells are added to the properties subject to amortization when the property is proven. Costs of unsuccessful wells are added to the properties subject to amortization when that determination is made.

The Company reviews the carrying value of its properties not subject to amortization on at least an annual basis. The carrying value of the properties not subject to amortization may not exceed the fair market value of such properties. When the book value of an unevaluated property exceeds the fair market value of the property the excess book value over fair value of the property is reclassified into the properties subject to amortization.

                         INFINITY INC. AND SUBSIDIARIES

During the year ended December 31, 2003 the Company reclassified approximately $4,002,000 and $1,027,000 of unevaluated property cost to the properties subject to amortization associated with its Pipeline and Sand Wash properties, respectively.

No reclassification based on the fair market value review was recorded during the year ended December 31, 2002 and the nine months ended December 31, 2001.
Any cost related to exploratory dry wells is included in properties subject to amortization when that determination is made. Any costs associated with geophysical and geological costs that are not associated with specific unevaluated properties are included in the properties subject to amortization as incurred.

The per equivalent MCF amount of depreciation, depletion and amortization incurred during the years ended December 31, 2003 and 2002 and nine months ended December 31, 2001 was $0.92, $1.11 and $2.56, respectively.

Recovery of the above acquisition and development costs is dependent on a variety of factors including actual production results, market conditions, the success of future exploration and development activities on the properties, and the availability of future financing on terms acceptable to management.

Capitalized  Financing  Costs
-----------------------------

From inception through December 31, 2003, the Company has capitalized the following financing costs related to properties not subject to amortization. As these properties are developed, the costs are transferred to properties subject to amortization:

                                                December 31,
                                          ----------------------
                                             2003        2002
                                          ----------  ----------
Beneficial conversion feature related to
  the 8% subordinated convertible notes   $1,165,500  $1,165,500
Capitalized interest                       2,246,019   1,863,783
Capitalized amortization of loan costs     4,885,586   2,170,612
                                          ----------  ----------

Total capitalized finance costs           $8,297,105  $5,199,895
                                          ==========  ==========

Note  7  -  Notes  Receivable
-----------------------------

The Company issued a three year note for $1,620,000 when it sold its Kansas producing properties in May 2002. The note had an outstanding balance as of December 31, 2003 and 2002 of approximately $1,597,000 and $1,612,000, respectively. Interest accrues on the note at 7.0% per annum with quarterly payments, based on a 30 year amortization, of $35,000, including interest, due on the first day of November, February, May and August with a balloon payment due May 1, 2005. The note is collateralized by the oil producing properties that were sold.

                         INFINITY INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note  8  -  Accrued  Expenses
-----------------------------

Accrued  expenses  consist  of:

                                        December 31,
                                    ------------------
                                      2003      2002
                                    --------  --------
Production taxes payable - current  $282,752  $103,586
Oil and gas revenue payable to oil
    and gas property owners          158,318    86,187
Accrued interest                     223,060   218,901
Derivative liability                       -   125,693
Other accrued expense                302,639   355,527
                                    --------  --------
Total accrued expenses:             $966,769  $889,894
                                    ========  ========

Note  9  -  Long-Term  Debt
---------------------------

Long  term  debt  consists  of  the  following:

                                                            December 31,
                                                     -------------------------
                                                         2003          2002
                                                     ------------  -----------
8% subordinated convertible notes payable,
convertible into 572,395(1) shares of
Company common stock.  Due June 13, 2006.            $ 2,793,000   $ 4,243,000

7% subordinated convertible notes payable,
convertible into 1,386,389(1) shares of
Company common stock.
Due April 22, 2007.                                   11,184,000    12,540,000

25,000,000 development credit facility
with a bank, $5,500,000 borrowing base
at December 31, 2003 to be redetermined
on a semi-annual basis on April 1 and
October 1; accrued interest at the prime
rate plus 1% (totaling 5% at December
31, 2003) is due on a monthly basis with
principal and unpaid interest due June 30,
2006; collateralized by all of the
Company's interest in its Pipeline and
Labarge properties.                                    5,500,000             -

Bridge loan with related party; interest at 7%
due and payable on January 30, 2005;
collateralized with a second mortgage on
the Company's Pipeline and Sand Wash oil
and gas properties.  Subsequent to December
31, 2003, $1,250,000 of this loan was repaid.          3,000,000     3,000,000

Note payable to seller (for a 50% interest in
an airplane), with interest at 7% due on a
quarterly basis.  The Company is required
to make annual principal payments equal
to 5% of the current outstanding principal
until paid in full.  The seller can call the
note if the bank calls its note for the
original purchase of the airplane.  The
note is collateralized by the Company's 50%
interest in the airplane with a net book value
of approximately $2,300,000.                           2,326,201             -

2,000,000 revolving credit note with interest
at prime plus 1.0% (totaling 5% at December
31, 2003); due in December 2004. The note
is cross-collateralized by substantially all the
assets of the oil and gas service subsidiary.             96,367         6,506


                         INFINITY INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                            December 31,
                                                     -------------------------
                                                         2003          2002
                                                     ------------  -----------

2,900,000 term loan with interest at prime
plus 1.0% (totaling 5% at December 31, 2003),
due in monthly installments of $80,626 plus
interest, through December 2004.  The note is
cross-collateralized by substantially all the
assets of the oil and gas service subsidiary.            905,138     1,960,651

1,000,000 term loan with interest at prime
plus 1.0% (totaling 5% at December 31, 2003),
due in monthly installments of $15,626 plus
interest, through December 2004.  The note
is cross-collateralized by substantially all
the assets of the oil and gas service subsidiary.        390,000       570,000

Various fixed rate notes collateralized by
vehicles and equipment with interest rates
ranging from 6.0% to 9.5%; payable in
monthly installments of principal and interest
totaling $19,203, with payments due
between June 2002 and July 2008.                       1,053,022     1,228,519

Note payable to a bank with interest at Wall
Street Prime plus .25% (totaling 4.25% at
December 31, 2003); payable in monthly
installments of $5,635 including interest
through November 2006; collateralized by
real property.                                           185,383       249,081

Note payable to a bank with interest at 9.25%,
payable in monthly installments of $4,883
 including interest through December 2011;
collateralized by real estate.                           330,228       335,035

Capital leases, with monthly installments
totaling $5,064, including interest and expiring
through November 2006.                                   204,310       245,197

Note payable to a bank with interest at 6.25%,
due in monthly principal installments
at $25,000 plus interest through January 2004.
The note was paid in full subsequent to
December 31, 2003.                                        25,000             -

Note payable to seller (for a 50% interest in
an airplane).  The interest in the plane was
forfeited as full satisfaction for the note
in 2003.                                                       -     1,489,125

Notes payable to sellers of oil and gas
properties paid in full in 2003.                               -       607,236
                                                     ------------  ------------

           Total long-term obligations                27,992,649    26,474,351
           Less current portion                       (1,762,777)   (2,227,195)
                                                     ------------  ------------

                                                     $26,229,872   $24,247,156
                                                     ============  ============

____________________
(1) Taking into effect the change in conversion price subsequent to December 31, 2003

                         INFINITY INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of long-term obligations are as follows:

                           Long-Term Debt
       Years Ending        and Convertible
       December 31,             Notes         Capital Leases      Total
------------------------  -----------------  ----------------  ------------
2004                      $      1,714,902   $        60,776   $ 1,775,678
2005                             3,731,019            60,776     3,791,795
2006                             8,786,228           110,000     8,896,228
2007                            11,478,561                 -    11,478,561
2008                               156,433                 -       156,433
Thereafter                       1,921,196                 -     1,921,196
Less amount
   representing interest                 -           (27,242)      (27,242)
                          -----------------  ----------------  ------------
Total principal                 27,788,339           204,310    27,992,649
Less current portion            (1,714,901)          (47,876)   (1,762,777)
                          -----------------  ----------------  ------------

                          $     26,073,438   $       156,434   $26,229,872
                          =================  ================  ============

Included in equipment in the accompanying consolidated balance sheet as of December 31, 2003 and 2002, are assets held under capital leases in the amount of approximately $297,000 net of accumulated amortization of approximately $70,000 and $41,000, respectively.

Convertible  Subordinated  Notes
--------------------------------

8% Convertible Subordinated Notes

Effective June 13, 2001, the Company sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement in which C.E. Unterberg, Towbin acted as the placement agent. Interest on the notes accrues at a rate of 8% per annum and is payable in arrears on each December 15 and June 15 commencing December 15, 2001. The notes were originally convertible to one share of common stock at $5 per share and mature on June 13, 2006.

The notes are subordinated to substantially all the Company's other existing or future notes payable, capital leases, debentures, bonds or other such securities. In addition, the Company can redeem, at its option, all or a portion of the notes as follows:

                                Redemption Price

                                            Percentage of
                                Year          Principal
                       -------------------  -------------
                       2004                     103.2%
                       2005 and thereafter      101.6%

If at any time the Company's stock price exceeds 300% of the conversion price for 20 consecutive days, the Company can redeem, at its option, all or a portion of the notes for the principal balance and accrued interest outstanding. If there is a change in control of the Company, the Company must redeem the notes at the rates noted above.

                         INFINITY INC. AND SUBSIDIARIES

The Company incurred costs of $501,906 associated with the placement, which has been capitalized as loan costs and is being amortized using the effective interest method. The Company also issued warrants to purchase 220,000 shares of common stock at $5.99. The Company capitalized additional loan costs of $924,717 related to the fair value of the warrants as determined using the Black-Scholes pricing model assuming a five year life, weighted average risk-free interest rate of 8%, expected volatility of 80.66% and no expected dividend yield. Proceeds from the offering were used in the development of the Company's oil and gas properties.

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

During  2003  and  2002,  the  holders  of  $1,450,000  and  $2,232,000  of  8%
subordinated convertible notes converted the debt and accrued interest into 295,689 and 454,974 shares of the Company's common stock, respectively.

Subsequent to December 31, 2003, the holders of $130,000 of 8% subordinated convertible notes converted the debt into 27,059 shares of the Company's common stock.

Subsequent to December 31, 2003, the Company issued 1,000,000 shares of common stock at $4.00 per share in a private placement (See Note 18). The loan indenture contains anti-dilution provisions that require the Company to adjust the conversion price of the notes if stock is sold at a price less than the conversion price. Therefore, the conversion price was adjusted to $4.88 per share. In connection with the adjustment of the conversion price, the Company recorded an approximately $54,000 charge related to the additional shares issuable at the new conversion price.

7% Convertible Subordinated Notes

Effective April 22, 2002, the Company sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement in which C.E. Unterberg, Towbin acted as the placement agent. A director of the Company is also an officer with C.E. Unterberg, Towbin. In addition, to the extent a holder of the Company's 8% Subordinated Convertible Notes converted any of their notes and the accrued interest to stock, and purchased 7% Subordinated Convertible Notes, these parties would be related parties. Interest on the 7% subordinated notes accrues at a rate of 7% per annum and is payable in arrears on each April 15 and October
15. The Company can elect to pay the accrued interest in cash or in the form of additional notes issued in increments of $1,000 with residual interest due in cash. In December 2003, the Company issued $379,000 in new notes as payment for interest due at that time. The Company expects it will issue additional notes in April and October 2004 as payment for interest then due. The notes were originally convertible to one share of common stock at $8.625 per share and mature on April 22, 2007.

                         INFINITY INC. AND SUBSIDIARIES

The notes are subordinated to substantially all the Company's other existing or future notes payable, capital leases, debentures, bonds or other such securities. In addition, after April 22, 2004, the Company can redeem, at its option, all or a portion of the notes as follows:

                              Redemption Price

                                            Percentage of
                       Year                   Principal
                       -------------------  -------------
                       2004                     104.2%
                       2005                     102.8%
                       2006 and thereafter      101.4%

Currently if the Company's stock price exceeds 300% of the conversion price for 20 consecutive days, the Company can redeem, at its option, all or a portion of the notes for the principal balance and accrued interest outstanding. If there is a change in control of the Company, the Company must redeem the notes at the rates noted above if after April 22, 2004 or 101% of principal plus accrued interest if before April 22, 2004.

The Company incurred costs of $865,505 associated with the issuance of the 7% convertible notes, which have been capitalized as loan costs and are being amortized using the effective interest method. The Company also issued warrants to purchase 200,000 shares of common stock at $9.058. The Company capitalized additional loan costs of $1,386,044 related to the fair value of the warrants as determined using the Black-Scholes pricing model assuming a five year life, weighed average risk-free interest rate of 7%, expected volatility of 98.30% and no expected dividend yield. A portion of the proceeds from the offering was used in the development of the Company's oil and gas properties. As the conversion feature of the 7% convertible notes was above the market value of the stock on the date of issue, the Company did not record a beneficial conversion feature.

During 2003, the holders of $1,735,000 of the 7% subordinated convertible notes converted the debt and accrued interest into 203,712 shares of the Company's common stock.

Subsequent to December 31, 2003, the Company issued 1,000,000 shares of common stock at $4.00 per share in a private placement (See Note 18). The loan indenture for the 7% notes contains anti-dilution provisions that require the Company to adjust the conversion price of the notes if stock is sold at a price less than the conversion price. Therefore, the conversion price was adjusted to $8.067 per share. In connection with the adjustment of the conversion price, the Company recorded an approximately $354,000 charge related to the additional shares issuable at the new conversion price.



$25,000,000  Development  Credit  Facility
------------------------------------------

In September 2003, the Company established a Secured Revolving Borrowing Base Credit Facility ("Facility") with a bank. The Facility provides for funding of up to $25,000,000 with an initial borrowing base for the facility at $5,500,000. Borrowing base determinations are based on the volume of oil and gas production expected, the term and price of hedging contracts in place, and the costs associated with producing the oil and gas and associated general and administrative expense. The Facility is subject to semi-annual borrowing base determinations based on the same criteria as the original determination. The Company and the bank each have the option to request one additional

                         INFINITY INC. AND SUBSIDIARIES
re-determination during each calendar year. The bank has the sole discretion regarding any increase in the borrowing base if the semi-annual determination indicates that there is additional borrowing base available. Interest on the Facility accrues and is payable monthly at prime rate plus 1.0% (totaling 5.0% at December 31, 2003). The Company incurred $110,000 in loan costs and approximately $57,000 in legal costs to establish the Facility. These costs were capitalized as loan costs and will be amortized using the effective interest method.

The initial proceeds were used to pay initial loan costs, repay $3,850,000 of new bridge loans obtained during 2003, for development of oil and gas properties and for working capital. The loan is subject to various restrictive and financial covenants. At December 31, 2003 the Company was in violation of the working capital covenant.

Subsequent to December 31, 2003, the Company was granted a waiver of the violation as of December 31, 2003, and through April 30, 2004, when management believes it will be in, and stay in compliance for the remainder of 2004. This Facility limits the amount of cash distribution from Infinity Oil and Gas of Wyoming, Inc. ("Infinity-Wyoming") to Infinity, Inc. to the pro-rata share of tax expense generated by the net taxable income of Infinity-Wyoming and additional cash distributions of $300,000 per fiscal year.

Bridge Loan and Related Agreements - Related Party
--------------------------------------------------

On November 25, 2002, the Company obtained a $3,000,000 one year bridge loan from a related party with an annual interest rate at Wall Street prime plus 1.0% in order to pay outstanding payables associated with the development of its oil and gas properties. In March 2003, the note was extended to January 2004. In May 2003, the note was amended to extend the maturity to January 30, 2005 and to place requirements for accelerated payment should the Company raise in excess of $3,500,000 in debt or equity financing. In June 2003, the loan agreement was amended to waive a portion of the accelerated payment requirements and to increase the interest rate to 7%. The note holder was also granted a first priority security interest in the Company's Sand Wash property and a subordinated security interest in the Pipeline property. The Company also entered into a consulting agreement with the related party in June 2003 under which the related party would facilitate a $3,850,000 bridge loan that was obtained and paid off in 2003 and other future financings, if any.

The table below sets forth information about options that were granted in conjunction with these transactions. All of the options issued were valued using the Black-Scholes pricing model assuming a five year life, weighted average risk free interest rate of 1.5%, expected volatility rates between 125% and 132% and no expected dividend yield. The option value was capitalized as loan costs and is being amortized using the effective interest method. The amortization is treated as interest in the Company's consolidated statement of operations with a portion capitalized to the non-producing properties developed with the proceeds of the loan.

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the options granted in connection with the loan and related agreements:

                      Date of       Options  Option      Loan
                       Grant        Granted   Price     Costs
                 -----------------  -------  -------  ----------
                 November 25, 2002  320,000  $  8.75  $2,281,718
                 May 23, 2003       150,000     8.75     730,130
                 June 18, 2003      125,000     8.75     642,841
                 June 26, 2003      225,000     8.75   1,120,358
                                    -------           ----------
                                    820,000           $4,775,047
                                    =======           ==========

Subsequent to December 31, 2003, the Company repaid $1,250,000 of the loan balance outstanding with $750,000 in cash and the issuance of 125,000 shares of common stock valued at $4.00 per share (See Note 19).

Revolving  Credit  and  Term  Loans
-----------------------------------

In January 2002, the Company refinanced a portion of its long-term debt. The Company entered into a financing agreement with a bank whereby the Company executed the following:

     - A $2,000,000 revolving credit note cross-collateralized by substantially all the Company's assets except oil and gas properties; with interest at prime plus 1.0%. The note is due December 31, 2004.
     - An approximately $2,900,000 term note with interest at prime plus 1.0%, due in monthly installments of $80,626 plus interest, through December 2004. The note is cross-collateralized by substantially all the assets of the Company except oil and gas properties.
     - A $1,000,000 capital expenditure line with interest at prime plus 1.0%, due in monthly installments of $15,626 plus interest through December 31, 2004 when unpaid principal and interest are due. The note is cross-collateralized by substantially all the assets of the Company except oil and gas properties. The Company borrowed $720,000 under the line.

The notes require the Company to comply with certain financial and restricted covenants and are guaranteed by an officer of the Company up to $1,000,000.

This facility limits the amount of distributions that can be made, other than through the normal course of business, to Infinity, Inc. and affiliated companies to $250,000 per fiscal year without the prior consent of the lender.

2003  Debt  Paid  in  Full
--------------------------

In 2003, the Company issued 201,000 five year options and 462,500 five year warrants to purchase common stock at $8.75 per share and granted a 4% over-riding royalty in certain producing properties when it obtained three bridge loans totaling $5,900,000 with interest rates ranging from 2% per month to 12% per year. The Company capitalized loan costs of $3,297,390 for the options and warrants and $1,250,000 based on the estimated fair value for the 4% over-riding royalty conveyed. The Company used the Black-Scholes pricing model assuming a five year life, weighted average risk-free interest rates of 1.5% to 4%, expected volatility between 126.11 % and 131.96 % and no expected

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividend yield to calculate the fair value of the options and warrants at the date of grant. The Company repaid all of the loans during 2003 and all of the loan costs were fully amortized during the year.

2002  Debt  Paid  in  Full
--------------------------

In March 2002, the Company issued five-year options to purchase 250,000 shares of common stock at $7.34 per share when it obtained a $2,000,000, bridge loan from a related party, with an annual interest rate of 8%, in order to pay outstanding payables associated with the development of its oil and gas properties. The Company capitalized loan costs of $1,347,728 related to the fair value of the options as determined using the Black-Scholes pricing model assuming a five year life, weighted average risk-free interest rate of 8%, expected volatility of 89.55% and no expected dividend yield. The loans were repaid in full in April 2002 with proceeds from the sale of the 7% subordinated convertible notes.

Note 10 - Stockholder's Equity
------------------------------

Stock  Split
------------

In May 2002, the Company effected a 2:1 stock split effective May 13, 2002. All shares and per share amounts have been restated to give effect to the stock split.

Warrants  and  Options  to  Non-Employees
-----------------------------------------

The Company, in conjunction with a public stock offering in September 1988, issued Class A and Class B warrants to purchase 425,918 shares of common stock. The 223,496 Class A warrants have expired. During 2002, 163,264 shares of common stock were issued upon the exercise of Class B warrants for proceeds of $977,911. The remaining 39,158 Class B warrants expired in June 2002.

During 2001, in connection with the sale of $6,475,000 8% subordinated convertible notes, the Company granted 220,000 warrants to purchase the Company's common stock at $5.99 per share. The warrants expire in June 2006 (See Note 9).

During 2002, in connection with the sale of $12,540,000, 7% subordinated convertible notes, the Company granted 200,000 warrants to purchase the Company's common stock at $9.058 per share. The warrants expire in April 2007 (See Note 9).

In connection with obtaining $5,000,000 of bridge loans in March and November 2002, the Company granted 570,000, five year options to purchase the Company's common stock at $7.34 (250,000 of the options) or $8.75 (320,000 of the options) per share (See Note 9).

During 2003, in connection with the issuance of $1,000,000 of bridge notes, which were paid in full in 2003, the Company granted 212,500 warrants to purchase the Company's common stock at $8.75 per share. The warrants expire in April 2008 (See Note 9).

During 2003, in connection with the issuance of $3,850,000 in bridge notes which were paid in full in 2003, the Company granted 250,000 warrants to purchase the Company's common stock at $8.75 per share. Subsequent to December 31, 2003, the Company issued 1,000,000 shares of common stock at $4.00 per share in a private placement. (See Note 18). The warrant agreement contains anti-dilution provisions that require the Company to adjust the exercise price and change the number of warrants outstanding if the Company sells stock at less than the exercise price. Therefore, in January the warrants

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were increased by 17,500 warrants to 267,500 warrants with an exercise price of $8.18 per share. The warrants expire July 2, 2008 (See Note 9).

In connection with obtaining $1,050,000 of bridge loans in January and April of 2003 (which were paid in full during 2003), the amendments of an existing $3,000,000 loan agreement, and a consulting contract to assist with the facilitation of a $3,850,000 loan agreement, the Company granted options to purchase the Company's common shares at $8.75 per share (See Note 9).

A summary of warrant and option activity with non-employees is as follows:

                                                   Warrant/Option Price   Weighted Average
                                Number of Shares         Per Share        Price Per Share
                                -----------------  --------------------  -----------------
Outstanding, March 31, 2001              269,922   $    1.75 - $6.00     $            5.16

Granted                                  220,000           5.99                       5.99
Canceled or forfeited                    (25,000)          1.75                       1.75
Exercised                                 (2,500)          2.63                       2.63
                                -----------------  --------------------  -----------------

Outstanding, December 31, 2001           462,422       3.22 - 6.00                    5.75

Granted                                  770,000       7.34 - 9.06                    8.37
Canceled or forfeited                    (39,158)          6.00                       6.00
Exercised                               (163,264)          6.00                       6.00
                                -----------------  --------------------  -----------------

Outstanding, December 31, 2002         1,030,000       3.22 - 9.06                    7.66

Granted                                1,163,500           8.75                       8.75
Exercised                                (83,350)          7.34                       7.34
                                -----------------  --------------------  -----------------

Outstanding, December 31, 2003         2,110,150   $  3.22  -  $9.06     $            8.27
                                =================  ====================  =================


                        Number          Weighted                           Number
                    Outstanding at      Average          Weighted      Exercisable at     Weighted
Range of Exercise    December 31,      Remaining          Average       December 31,       Average
      Prices             2003       Contractual Life  Exercise Price        2003       Exercise Price
------------------  --------------  ----------------  ---------------  --------------  --------------
$3.22                    40,000              2 years  $          3.22       40,000     $         3.22
$5.99                   220,000              3 years  $          5.99      220,000     $         5.99
$7.34 - 9.06            686,650              4 years  $          9.06      686,650     $         8.50
$8.75                 1,163,500              5 years  $          8.75    1,163,000     $         8.75
                    --------------                                     --------------
                      2,110,150                                          2,110,150
                    ==============                                     ==============

The following is the weighted average fair value of warrants and options granted to non-employees:

          Period Ending December 31,   Weighted Average Fair Value
          --------------------------   ---------------------------
          2001 (nine months)                   $     9.50
          2002                                 $     6.51
          2003                                 $     4.98

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options  Under  Employee  Option  Plans
---------------------------------------

The Company has adopted stock option plans containing both incentive and non-statutory stock options. All options allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant. If the optionee owns more than 10% of the total combined voting power of all classes of the Company's stock, the exercise price can not be less than 110% of the fair market value of such stock at the date of grant.

Options granted under the plans become exercisable immediately or as directed by the Board of Directors and generally expire five or ten years after the date of grant, unless the employee owns more than 10% of the total combined voting power of all classes of the Company's stock, in which case they must be exercised within five years of the date of grant. Pursuant to the plans, an aggregate of 1,928,047 options were available for grant. The Company granted 10,000, 345,000, and 330,000 options to employees under the Plans during the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, respectively. At December 31, 2003, there were 95,720 shares remaining available under the plans.

A summary of stock option activity is as follows:

                                                         Option Price    Weighted Average
                                     Number of Shares      Per Share      Price Per Share
                                     -----------------   --------------  -----------------
     Outstanding, March 31, 2001              789,750   $1.50  -  $5.25  $            2.48

     Granted                                  330,000              5.00               5.00
     Canceled or forfeited                     (7,300)             3.82               3.82
     Exercised                                (62,850)    1.50  -  5.25               1.93
                                     -----------------  ---------------  -----------------

     Outstanding, December 31, 2001         1,049,600     1.50  -  5.00               3.30

     Granted                                  345,000     7.00  -  8.70               8.70
     Canceled or forfeited                     (6,200)    3.00  -  5.00               3.59
     Exercised                               (247,500)    1.50  -  5.00               1.93
                                     -----------------  ---------------  -----------------

     Outstanding, December 31, 2002         1,140,900     1.50  -  8.70               5.23

     Granted                                   10,000              8.75               8.75
     Canceled or forfeited                    (61,781)    3.82  -  8.70               7.28
     Exercised                                (62,819)    1.50  -  5.00               3.38
                                     -----------------  ---------------  -----------------

     Outstanding, December 31, 2003         1,026,300   $1.50  -  $8.75  $            5.25
                                     =================  ===============  =================

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          Weighted
                              Number       Average    Weighted       Number      Weighted
                            Outstanding   Remaining    Average   Exercisable at   Average
              Range of      at December  Contractual  Exercise    December 31,   Exercise
          Exercise Prices    31, 2003       Life        Price         2003         Price
          ----------------  -----------  -----------  ---------  --------------  ---------
          $   1.50              62,000       1 year  $    1.50          62,000   $   1.50
          $   1.50             119,500      2 years  $    1.50         119,000   $   1.50
          $   3.00-3.82        219,800      2 years  $    3.80         219,800   $   3.80
          $   5.00             304,000      3 years  $    5.00         304,000   $   5.00
          $   5.00               8,000      4 years  $    5.00           8,000   $   5.00
          $   8.70             303,000      4 years  $    8.70         303,000   $   8.70
          $   8.75              10,000      5 years  $    8.75           5,000   $   8.75
                            -----------                          --------------
                              1,026,300                               1,021,300
                            ===========                          ==============

The following is the weighted average fair value of options granted from stock option plans:

          Period Ending December 31,    Weighted Average Fair Value
          ---------------------------  -----------------------------
                  2001 (nine months)              $3.37
                  2002                            $7.10
                  2003                            $5.25

Subsequent to December 31, 2003, 40,000 options were exercised for proceeds of approximately $60,000.

Options
-------

The Company granted 177,500 options to employees outside its stock option plans prior to March 31, 2001 with exercise prices ranging from $1.55 to $4.00 and a weighted average price per share of $2.76. These options were exercised during 2002.

At December 31, 2003, the Company had no options to employees outside of the stock option plans.

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  11-  Income  Taxes
------------------------

The provision for income taxes consists of the following:

                                                     For the Years Ended      For the Nine
                                                         December 31,         Months Ended
                                                  --------------------------  December 31,
                                                      2003          2002          2001
                                                  ------------  ------------  -------------
          Current income tax expense              $         -   $         -   $           -
          Deferred income tax (benefit) expense    (4,003,321)   (1,226,874)      1,590,056
          Change in deferred tax asset valuation
            allowance                               4,003,321        82,846               -
                                                  ------------  ------------  -------------

          Total income tax (benefit) expense      $         -   $(1,144,028)  $   1,590,056
                                                  ============  ============  =============

The effective income tax rate varies from the statutory federal income tax rate as follows:

                                           For the Year Ended    For the Nine
                                              December 31,       Months Ended
                                         ----------------------  December 31,
                                            2003        2002         2001
                                         ----------  ----------  -------------
          Federal income tax rate             (34)%       (34)%            34%
          State income tax rate                 (6)         (6)             6
          Other temporary and permanent
            differences                          -           1             (1)
          Change in valuation allowance         40          (3)             -
                                         ----------  ----------  -------------

          Effective tax rate                     0%       (42)%            39%
                                         ==========  ==========  =============

The significant temporary differences and carry forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

                                                      December 31,
                                              --------------------------
                                                  2003          2002
                                              ------------  ------------
          Deferred tax assets
            Accruals and impairment           $   257,000   $   252,000
            Net operating loss carry-forward    9,551,000     4,601,000
            Permanent differences                 366,000       202,000
            Other                                 118,000        18,000
                                              ------------  ------------
            Gross deferred tax assets          10,292,000     5,073,000
                                              ------------  ------------

          Deferred tax liabilities
            Intangible drilling costs           4,190,000     3,191,000
            Property and equipment                682,000       682,000
                                              ------------  ------------
            Gross deferred tax liabilities      4,872,000     3,873,000
                                              ------------  ------------
            Net deferred tax asset              5,420,000     1,200,000
              Less valuation allowance         (5,420,000)   (1,200,000)
                                              ------------  ------------
          Deferred tax asset                  $         -   $         -
                                              ============  ============

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For income tax purposes, the Company has approximately $24,807,000 of net operating loss carry-forwards expiring from 2015 through 2023.

During 2003 and 2002, the Company realized certain tax benefits related to stock option plans in the amounts of $164,000 and $232,000, respectively. Such benefits were recorded as a deferred tax asset as they increased the Company's net operating losses and an increase in additional paid in capital. The recognition of the valuation allowance offset the impact of this benefit.

The Company has provided for a valuation allowance of $5,420,000 due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

Note 12 - Commitments and Contingencies
---------------------------------------

Gas  Gathering  Contract
------------------------

In June 2001, the Company entered into a long-term gas gathering contract, which expires in December 2008. This contract was amended April 4, 2003. Under the amended contract, the Company will pay gas gathering fees per thousand cubic feet ("MCF") delivered. The Company is obligated to pay a fee of $.40 per MCF on the first 7,500,000 MCF and $.25 per MCF thereafter. Additionally, the Company has an annual volume commitment for the first 3 years starting September 1, 2001. The Company's minimum volume for the first three years is (i) Year one 600,000 MCF, (ii) Year two 1,600,000 MCF, (iii) Year three 2,000,000 MCF, (iv)
Year four 1,800,000 MCF, and (v) Year five 1,500,000 MCF. If the Company exceeds the minimum in any year, the excess reduces the following year's commitment. If the Company does not meet the minimum in any year, the shortfall is added to the following years and at the end of the three years, the Company has to pay additional costs for the shortfall. Through December 31, 2003, the Company had delivered approximately 2,060,000 MCF. While the Company has failed to deliver the volumes required under the contract, the pipeline operator has also not provided the compression and gathering capabilities it was required to provide under the contract. Management has received a verbal commitment from the operator that the volume commitments will be adjusted and management does not believe there will be a contract shortfall under the renegotiated volumes and therefore, anticipates no additional costs under the contract.

Financial  Consulting  Agreement
--------------------------------

In July 2003 the Company entered into a eighteen month financial consulting agreement with a related party. The Company issued options to purchase 125,000 shares of common stock that were valued at approximately $1,094,000 using the Black-Scholes valuation model, as compensation for entering into the agreement. (See Note 9) The related party helped facilitate the $3,850,000 bridge loan that was obtained in July 2003.

Labarge  Evaluation  and  Development  Agreement
------------------------------------------------

In December 2003, the Company entered into an agreement with both Schlumberger Technology Corporation and Red Oak Capital Management LLC to develop its Labarge coal bed methane project. The agreement provides for the completion or recompletion of five to ten of the Company's existing well bores, the anticipated drilling of ten new wells in 2004, and the anticipated drilling of twenty wells in each of the years 2005 through 2008.

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the success of the initial completion program, and after each yearly development phase, the project will be evaluated for continuation. Work on the existing well bores began in January 2004 and is expected to be completed in the second quarter of 2004.

Schlumberger has the exclusive right to provide completion services and supplies for each development phase and Red Oak has the exclusive right to finance a portion of the cost of wells drilled in the 2004, 2005 and 2006 drilling phases. The Company will be required to finance approximately 50% of the drilling and other costs for each phase.

Payment for the services provided by Schlumberger and Red Oak will be made from net proceeds, after operating costs from the wells completed or re-completed in each development phase. This method of payment for the services provided results in a substantial portion of the net profits from the wells included in each bundle being paid to Schlumberger and Red Oak until the obligation on each bundle is satisfied. The agreement is secured by a pledge of the wells completed or recompleted, and does not burden the ownership of or profits from any other assets of the Company.

The Company has approximately $9,399,000 invested in unproved oil and gas properties not subject to amortization on the Labarge project and expects to incur approximately an additional $3,600,000 in costs during 2004 under the agreement to evaluate and explore the property. At the conclusion of the 2004 evaluation and exploration activity, a significant portion of the investment in unproved oil and gas properties will be reclassified to the full cost pool subject to depletion and the ceiling test. If proved reserves are not found or if reserves are not significant, the Company could be required to write-down a portion of the full cost pool of oil and gas properties.

Regulations
-----------

The Company's oil and gas operations are subject to various Federal, state and local laws and regulations. The Company could incur significant expense to comply with new or existing laws and non-compliance could have a material adverse effect on the Company's operations.

Environmental
-------------

The Company uses injection wells to dispose of water into underground rock formations. If future wells produce water of lesser quality than allowed under state laws or if water is produced at rates greater than can be injected, the Company could incur additional costs to dispose of its water.

Note 13 - Retirement Plan
-------------------------

The Company has a 401(k) plan covering substantially all of the employees of the oil field services subsidiary. There were no Company contributions made to the plan during the year ended December 31, 2003 and 2002 and the nine months ended December 31, 2001. Effective January 1, 2004 the Company began matching, dollar for dollar, employee contributions up to 4% of their gross pay. At the current rate of participation, this benefit will cost the Company approximately $105,000 during 2004.

Note 14 - Industry Segments
---------------------------

The Company reports segment information in accordance with SFAS No 131, which requires disclosure of information related to certain operating segments of the Company.

The Company's operations have been classified into two industry segments: (i) Oil Field Services; and (ii) Oil and Gas Production. The Oil Field Services segment of the Company is directed at maintaining and enhancing production obtained from oil and gas wells and currently has operations in Kansas, Oklahoma, and Wyoming. The Oil and Gas Production segment of the Company has acquired interests in undeveloped leaseholds in Wyoming, Colorado and Kansas of which a portion have been developed into producing properties.

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         Oil Field     Oil & Gas     Corporate and
                                         Services     Production         Other          Total
                                        -----------  -------------  ---------------  ------------
Revenue
December 31, 2001 (nine months)         $ 9,853,624  $  1,759,095   $            -   $11,612,719
December 31, 2002                         8,570,631     2,367,713                -    10,938,344
December 31, 2003                        11,634,457     6,589,281                -    18,223,738

Depreciation, amortization, depletion
  and impairment (1)
December 31, 2001 (nine months)             842,694       136,649          631,518     1,610,861
December 31, 2002                         1,485,495       273,936          223,155     1,782,586
December 31, 2003                         1,420,952     1,561,247           92,048     6,049,247

Ceiling write-down
December 31, 2001 (nine months)                   -             -                -             -
December 31, 2002                                 -             -                -             -
December 31, 2003                                 -     2,975,000                -     2,975,000

Operating income (loss)
December 31, 2001 (nine months)           2,163,119       143,118         (841,432)    1,464,805
December 31, 2002                            37,285      (299,079)      (1,670,865)   (1,932,659)
December 31, 2003                         1,411,218    (1,629,866)      (2,061,353)   (2,280,001)

Total assets, net
December 31, 2002                         9,967,770    35,566,847        7,595,652    53,130,269
December 31, 2003                         9,069,144    40,220,115        5,977,019    55,266,278

Capital expenditures
December 31, 2001 (nine months)           2,524,719     7,982,573            7,710    10,515,002
December 31, 2002                         1,561,357    14,695,044          865,505    17,121,906
December 31, 2003                           459,820     6,175,325          197,567     6,832,712

____________________
(1) Excludes amortization of loan costs included in interest expense in the accompanying consolidated statements of operations.

Note 15 - Significant Customers
-------------------------------

During the nine months ended December 31, 2001, the Company had oil field service sales to two unrelated third parties of approximately $2,640,000, representing approximately 23% of net sales. During the year ended December 31, 2002, the Company had oil field service sales to one unrelated third party of approximately $1,569,000, representing approximately 14% of net sales. In addition, during 2002, the Company sold 89% of its oil and gas to three unrelated companies. During the year ended December 31, 2003, the Company had oil field service sales to one unrelated third party of approximately $1,150,000, representing approximately 10% of net sales. In addition, during 2003, the Company sold approximately $6,453,000, or 98% of its oil and gas revenue, to two unrelated customers. Receivables outstanding from the December 31, 2003 and 2002 significant customer sales were approximately $529,000 and $586,000, respectively.

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Fair Value of Financial Instruments
---------------------------------------------

The carrying value of the Company's cash balance, accounts receivable, accounts payable and accrued expenses represents the fair value of the accounts as of December 31, 2003 and 2002. The fair value of the Company's long-term debt with financial institutions and equipment financing companies approximates the carrying value because (i) interest rates are variable or (ii) the debt instruments were executed at rates comparable to current rates for similar notes. The fair value of the Company's other long-term debt obligations cannot be determined due to the nature of the transactions which created the debt, and comparable market value information is not readily determinable without incurring excessive costs. See Note 9 for the terms of the long-term debt obligations.

Note 17 - Earnings Per Share
----------------------------

At December 31, 2003 and 2002, all potential Company shares of common stock are anti-dilutive. At December 31, 2001, the following shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of dilutive potential common stock:

                                                                      Weighted Average
                                                           Income       Common Shares    Earnings Per
                                                         Numerator       Denominator         Share
                                                         ------------  ----------------  -------------
Basic earnings per share (December 31, 2001)
    Income available to common stockholders              $2,540,395           6,501,104  $         .39
                                                                                         =============

Plus:     Impact of assumed conversion of warrants and
              options                                             -             455,816
          Impact of assumed conversion of 8%
              subordinated convertible notes                      -*              9,002
                                                         ----------    ----------------
Diluted earnings per share                               $2,540,395           6,965,922  $         .37
                                                         ==========    ================  =============

____________________
*  Interest  on  8%  subordinated  convertible  notes  was  capitalized.

As  of  December 31, 2003, 2002 and 2001, the impact of 4,991,746, 4,473,413 and
344,090, respectively, of potential shares of common stock were not included because their effect was anti-dilutive.

Note 18- Subsequent Events
--------------------------

In January 2004, the Company issued 1,000,000 shares of common stock at $4.00 per share in a private placement. The Company used $750,000 of the proceeds from the private placement, plus 125,000 shares of common stock valued at $4.00 per share to pay down a portion of the $3,000,000 bridge loan (See Note 9).

In February 2004, the Company entered into a $250,000 note agreement with a bank. The proceeds of the loan were used to pay outstanding payables. The note bears interest at 6.25% and is due in 10 monthly installments of $25,000 plus interest. In addition, the Company financed $169,532 of 2003 and 2004 payables related to drilling wells at Pipeline, into a 1-year note payable. The note bears interest at 6.5% and is due in monthly installments of $14,623, including interest through February 2005.

During 2004, the Company entered into fixed price delivery contracts for 2,000 MMBTU per day from April 1, 2004 until March 31, 2006. The price for the period April 1, 2004 until March 31, 2005 is $4.40 per MMBTU and the price for the period April 1, 2005 until March 31, 2006 is $4.15 per MMBTU.

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to obtaining the new contracts, the Company was required to obtain a $300,000 letter-of-credit with a bank. The Company paid back $400,000 on the $5,500,000 outstanding on its bank credit facility in order to allow for the letter-of-credit under the current borrowing base.

In March, 2004 the Company acquired an additional working interest in two partner operated wells and 960 gross acres of leasehold immediately offsetting the Pipeline field. The purchase increased the Company's working interest in the wells to 50% from an approximate 1.5% interest at December 31, 2003 and the Company assumed operations on the properties.

Note 19 - Supplemental Oil and Gas Information (Unaudited)
----------------------------------------------------------

Proved  Oil  and  Gas  Reserves  (Unaudited)
--------------------------------------------

The following information was developed from reserve reports prepared by independent reserve engineers:

                                                      Natural Gas   Crude Oil
                                                         (MCF)      (Barrels)
                                                      ------------  ----------
          Proved reserves as of March 31, 2001          9,144,761     444,573

          Revisions of previous estimates                 208,837    (277,120)
          Production                                     (128,998)    (29,289)
                                                      ------------  ----------

          Proved reserves as of December 31, 2001       9,224,600     138,164

          Sales or other deletions                              -    (128,788)
          Revisions of previous estimates              (2,042,255)     85,277
          Extension, discoveries and other additions   84,284,734      14,169
          Production                                     (676,879)    (53,122)
                                                      ------------  ----------

          Proved reserves as of December 31, 2002      95,790,200     182,700

          Revisions of previous estimates             (90,374,776)      1,990
          Extension, discoveries and other additions    3,175,927      66,102
          Production                                   (1,080,456)    (57,684)
                                                      ------------  ----------

          Proved reserves as of December 31, 2003       7,510,895     193,138
                                                      ============  ==========

The 2003 revision to the previous estimate of reserves is due primarily to the following factors:

     -    operational issues at the existing Labarge wells;

     - a lack of financial resources to rectify the operational issues on a timely basis or to complete exploration on other wells; and

     - geological studies that indicate the producing Pipeline wells were producing from the sands rather than the coals thus leading the Company to change the classification of Pipeline from a coal play to a sand play.

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

All proved reserves are located in the United States.

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Proved  Developed  Oil  and  Gas  Reserves
------------------------------------------

The following information sets forth the estimated quantities of proved developed oil and gas reserves of the Company as of the end of each year.

                                                             --------------
                                                             Crude Oil and
                                               Natural Gas     Condensate
                                                  (MCF)        (Barrels)
                                               ------------  --------------
          Proved Developed Reserves
          -------------------------

          December 31, 2001                       4,112,300         138,864
          December 31, 2002                      38,590,600         182,700
          December 31, 2003                       4,724,523         124,968

Costs  Incurred  in  Oil  and  Gas  Activities
----------------------------------------------

Costs incurred in connection with the Company's oil and gas acquisition, exploration and development activities are shown below.

                                                                           For the Nine
                                                    For the Years Ended    Months Ended
                                                        December 31,       December 31,
                                                  -----------------------  -------------
                                                     2003        2002          2001
                                                  ----------  -----------  -------------
          Property acquisition costs
            Proved                                $1,099,120  $    72,383  $     223,319
            Unproved                                 661,224    2,279,587      1,291,126
                                                  ----------  -----------  -------------
                Total property acquisition costs   1,760,344    2,351,970      1,514,445

          Development costs                        3,167,700      786,095        721,760
          Exploration costs                        3,491,953   11,955,351      6,957,735
                                                  ----------  -----------  -------------

          Total costs                             $8,419,997  $15,093,416  $   9,193,940
                                                  ==========  ===========  =============

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Aggregate  Capitalized  Costs
-----------------------------

Aggregate capitalized costs relating to the Company's oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-down are as follows:

                                                                        For the Nine
                                               For the Years Ended      Months Ended
                                                  December 31,          December 31,
                                           ------------  ------------  --------------
                                               2003          2002           2001
                                           ------------  ------------  --------------
       Proved oil and gas properties       $28,194,858   $19,411,845   $   5,009,661
       Unproved oil and gas properties (1)  12,815,834   $13,176,850      12,404,906
                                           ------------  ------------  --------------
             Total                          41,010,692    32,588,645      17,414,567
       Less accumulated depreciation,
         depletion, amortization and
         ceiling write-down                 (4,748,515)     (304,418)       (223,706)
                                           ------------  ------------  --------------

       Net capitalized costs               $36,262,177   $32,284,277   $  17,190,861
                                           ============  ============  ==============

(1) 2003 includes approximately $885,000 in unproved oil and gas properties in Nicaragua.

From inception through December 31, 2003, the Company has capitalized the following financing costs related to properties not subject to amortization. As these properties are developed, the costs are transferred to properties subject to amortization:

                                                              December 31,
                                                        ----------------------
                                                           2003        2002
                                                        ----------  ----------
          Beneficial conversion feature related to the
            8% subordinated convertible notes           $1,165,500  $1,165,500
          Capitalized interest                           2,246,019   1,863,783
          Capitalized amortization of loan costs         4,885,586   2,170,612
                                                        ----------  ----------

          Total capitalized finance costs               $8,297,105  $5,199,895
                                                        ==========  ==========

Oil  and  Gas  Operations
-------------------------

Aggregate results of operations in connection with the Company's oil producing activities are shown below:

                                                      For the Years Ended      For the Nine
                                                  --------------------------   Months Ended
                                                         December 31,          December 31,
                                                  --------------------------  --------------
                                                      2003          2002           2001
                                                  ------------  ------------  --------------
          Revenue                                 $ 6,589,281   $ 2,367,713   $   1,759,095
          Production costs and taxes                2,920,493    (1,820,692)     (1,140,750)
          Depreciation, depletion,
            amortization and ceiling write-down    (4,442,097)     (196,627)       (130,232)
                                                  ------------  ------------  --------------
          Results of operations from producing
            activities (excluding corporate
            overhead and interest costs)          $  (773,309)  $   350,394   $     488,113
                                                  ============  ============  ==============

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Standardized  Measure of Discounted Future Net Cash Flows Relating to Proved Oil
--------------------------------------------------------------------------------
and  Gas  Reserves  (Unaudited)
-------------------------------

The following information is based on the Company's best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2003, 2002 and 2001 as required by SFAS No 69. The Statement requires the use of a 10 percent discount rate. This information is not the fair market value nor does it represent the expected present value of future cash flows of the Company's proved oil and gas reserves.

                                                         As of December 31,
                                            --------------------------------------------
                                                2003            2002           2001
                                            -------------  --------------  -------------
          Future cash inflows               $ 51,591,800   $ 303,392,537   $ 27,499,212
          Future production costs            (16,204,800)   (109,060,912)   (11,493,932)
          Future development costs            (2,912,800)    (16,424,600)      (500,000)
          Future income tax expense           (2,765,267)    (59,269,174)    (5,969,531)
                                            -------------  --------------  -------------
          Future net cash flows               29,708,938     118,637,851      9,535,749
          10% annual discount for
            estimated timing on cash flows    (8,887,283)    (63,585,181)    (3,913,266)
                                            -------------  --------------  -------------

          Standardized measure of
            discounted future cash flows    $ 20,821,655   $  55,052,670   $  5,622,483
                                            =============  ==============  =============

Future cash inflows are computed by applying a year end weighted average spot market gas price and oil price for the areas of production. The following table shows the prices that have been used for each of the periods:

                                                    As of December 31,
                                                 ------------------------
                                                  2003    2002     2001
                                                 ------  ------  --------
          Weighted average gas price per MCF     $ 6.06  $ 3.11  $   2.74
          Weighted average oil price per barrel  $31.34  $31.20  $  16.71

A subsequent decline in prices received for oil and gas sales from those used to compute cash inflows could result in a requirement that the Company recognize a ceiling write-down to oil and gas properties in a future period.

Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at December 31, 2003, 2002 and 2001 assuming continuation of existing economic conditions.

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the change in the standardized measure of discounted future net cash flow:

                                                                               For the Nine
                                                     For the Years Ended       Months Ended
                                                        December 31,           December 31,
                                               -----------------------------  --------------
                                                    2003           2002            2001
                                               --------------  -------------  --------------
          Beginning of period                  $  55,052,670   $  5,622,483   $  13,009,222
          Extensions, discoveries and other
            additions                              9,004,500     77,054,495               -
          Sales and transfers                              -       (547,245)              -
          Net change in sales and transfer
            prices, net of production costs       76,822,907        371,265      (7,315,638)
          Revision of previous quantity
            estimates                           (170,455,255)    (1,590,027)       (753,656)
          Development costs incurred during
            the period                               976,462        786,095               -
          Sales of oil and gas, net of
            production costs and taxes            (3,678,788)      (547,021)       (618,345)
          Changes in future development costs     13,143,811       (252,092)              -
          Net change in income taxes              26,834,091    (25,423,023)              -
          Changes in production rates and
            other                                  4,718,632     (1,337,938)              -
          Accretion of discount                    8,392,625        915,698       1,300,900
                                               --------------  -------------  --------------

          End of period                        $  20,821,655   $ 55,052,670   $   5,622,483
                                               ==============  =============  ==============

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

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 20 - Quarterly Consolidated Financial Information (Unaudited)
------------------------------------------------------------------

The following table provides selected quarterly consolidated financial results for the years ended December 31, 2003 and 2002:

                                                            Quarter
                                        ----------------------------------------------
                                          First       Second      Third       Fourth
                                        ----------  ----------  ----------  ----------
                                        ($ in thousands, except per share information)
2003
----
Total  revenue                          $   3,605   $   5,003   $   5,241   $   4,375
Gross profit                            $   1,450   $   2,706   $   2,764   $   2,160
Net (loss) income                       $    (622)  $    (224)  $  (4,525)  $  (4,554)

(Loss) earning per share                $   (0.08)  $   (0.03)  $   (0.55)  $   (0.57)
(Loss) earning per fully diluted share  $   (0.08)  $   (0.03)  $   (0.55)  $   (0.57)


2002
----
Total revenue (1)                       $   2,126   $   2,580   $   2,817   $   3,415
Gross profit (1)                        $     808   $   1,023   $   1,163   $   1,503
Net (loss) income                       $    (308)  $    (415)  $    (294)  $    (540)

(Loss) earning per share                $   (0.05)  $   (0.06)  $   (0.04)  $   (0.07)
(Loss) earning per fully diluted share  $   (0.05)  $   (0.06)  $   (0.04)  $   (0.07)
                                        ==========  ==========  ==========  ==========

-------------------
(1) Includes the following reclassifications of other revenue and other costs of revenue to interest and other income as reflected in the following table:

                                                             Quarter
                                           ---------------------------------------------
                                             First      Second      Third       Fourth
                                           ---------  ----------  ----------  ----------
                                           ($ in thousands, except per share information)

Total 2002 revenue as previously reported  $   2,126  $   2,583   $   2,822   $    3,420
Reclassifications                          $       -  $      (3)  $      (5)  $       (5)
                                           ---------  ----------  ----------  -----------
Total 2002 revenue                         $   2,126  $   2,580   $   2,817   $    3,415
                                           =========  ==========  ==========  ===========

2002 Gross profits as previously reported  $     800  $   1,016   $   1,156   $    1,504
Reclassifications                          $       8  $       7   $       7   $       (1)
                                           ---------  ----------  ----------  -----------
2002 Gross profit                          $     808  $   1,023   $   1,163   $    1,503
                                           =========  ==========  ==========  ===========

                          INFINITY INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Schedule of Condensed Financial Information
-----------------------------------------------------

The oil and gas production subsidiary of the Company that owns more than 25% of the net assets of the Company is restricted from distributing more than $300,000 to the parent at December 31, 2003 under the $25,000,000 development credit facility executed in September 2003. Accordingly, the condensed balance sheet, statement of operations and cash flow statement for the parent are being provided as of and for the period ended December 31, 2003. There were no restrictions on the distribution of dividends to the parent by the subsidiary in the prior two periods.

                          INFINITY, INC. CONDENSED BALANCE SHEET
                                    December 31, 2003

                                         ASSETS

Current assets
  Cash and cash equivalents                                                 $     22,019
  Prepaid expenses and other                                                      40,839
                                                                            -------------
      Total current assets                                                  $     62,858

Property and equipment, at cost, less accumulated depreciation of $179,825     2,293,881
Oil and gas properties, not subject to amortization                              884,790
Intangible assets, at cost less accumulated amortization of $9,716,459         3,534,449
Other assets                                                                     135,989
Cumulative investment in or advances to subsidiaries                          29,009,328
                                                                            -------------

Total assets                                                                $ 35,921,295
                                                                            =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                                         $    122,855
  Accounts payable                                                               371,867
   Accrued expenses                                                              240,187
                                                                            -------------
      Total current liabilities                                                  734,909

Long-term liabilities
  Long-term debt, less current portion                                         2,203,346
  8% subordinated convertible notes payable                                    2,793,000
  7% subordinated convertible notes payable                                   11,184,000
  Note payable - related party                                                 3,000,000
                                                                            -------------
      Total liabilities                                                     $ 19,915,255
                                                                            -------------

Commitments and contingencies

Stockholders' equity
  Common stock, par value $.0001, authorized 300,000.000
    shares, issued and outstanding 8,204,032                                         820
    Additional paid-in-capital                                                32,720,904
    Accumulated deficit                                                      (16,715,684)
                                                                            -------------
      Total stockholders' equity                                            $ 16,006,040
                                                                            -------------

Total liabilities and stockholders' equity                                  $ 35,921,295
                                                                            =============

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                INFINITY, INC. CONDENSED STATEMENT OF OPERATIONS
                          Year ended December 31, 2003

          Operating expenses                $ 1,945,134

          Depreciation, depletion and
            Amortization                        378,034
                                            ------------
                                              2,323,168
                                            ------------

          Operating loss                     (2,323,168)


          Other (expense) income
            Interest income                         522
            Amortization of loan costs       (5,856,442)
            Interest expense                   (868,718)
                                            ------------

              Total other (expense) income   (6,724,638)
                                            ------------


          Loss before income taxes           (9,047,806)

          Income tax benefit                          -
                                            ------------

          Net loss                          $(9,047,806)
                                            ============

          Basic loss per share              $     (1.12)
                                            ============

          Diluted loss per share            $     (1.12)
                                            ============

          Weighted average basic shares
          outstanding                         8,047,688
                                            ============

          Weighted average diluted shares
          outstanding                         8,047,688
                                            ============

                              INFINITY INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     INFINITY, INC. CONDENSED STATEMENT OF CASH FLOWS
                               Year ended December 31, 2003



Cash flows from operating activities
  Net loss                                                                    $(9,047,806)
                                                                              ------------
  Adjustments to reconcile net loss to net cash used by operating activities
    Depreciation, depletion and amortization                                      105,983
    Amortization of loan costs included in interest expense                     5,888,393
    Change in assets and liabilities
      Increase in prepaid expenses and other                                      (16,980)
      Increase in accounts payable                                                339,855
      Increase in accrued expenses                                                425,238
                                                                              ------------
                                                                                6,742,489
                                                                              ------------
      Net cash used by operating activities                                    (2,305,317)
                                                                              ------------

Cash flows from investing activities
  Purchase of property, equipment, and intangibles                               (139,857)
  Investment in oil and gas properties                                           (177,664)
  Increase in other assets                                                         (5,000)
  Decrease in investment in and advances to subsidiaries                        1,861,176
                                                                              ------------
      Net cash provided by investing activities                                 1,538,655
                                                                              ------------

Cash flows from financing activities
  Proceeds from borrowings on long-term debt                                      824,234
  Principal payments on long-term debt                                           (130,899)
                                                                              ------------
      Net cash provided by financing activities                                   693,335
                                                                              ------------

Net decrease in cash and cash equivalents                                         (73,327)

Cash and cash equivalents, beginning of period                                     95,346
                                                                              ------------

Cash and cash equivalents, end of period                                           22,019
                                                                              ============

                         INFINITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          INFINITY, INC. CONDENSED STATEMENT OF CASH FLOWS (CONTINUED)
                          Year ended December 31, 2003


Supplemental cash flow disclosures:

Cash paid for interest, net of amounts capitalized                                 $     578,248
                                                                                   =============
Non-cash transactions:
  Property and equipment acquired through capital leases or seller financed debt   $     967,975
                                                                                   =============
  Stock-based compensation for options and warrants granted in connection with
    debt, recorded as loan costs                                                   $   5,790,719
                                                                                   =============
  Conversion of 8% subordinated convertible notes and accrued interest to
    common stock                                                                   $   1,478,550
                                                                                   =============

  Conversion of 7% subordinated convertible notes and accrued interest to
     common stock                                                                  $   1,757,016
                                                                                   =============

  Issuance of additional notes in lieu of cash interest payment or 7% subordinated
     convertible notes                                                             $     379,000
                                                                                   =============

  Reclassify other assets to oil and gas properties not subject ot amortization    $     707,126
                                                                                   =============

The debt of the parent at December 31, 2003 consisted of the following:

        8% subordinated convertible notes   $ 2,793,000
        7% subordinated convertible notes    11,184,000
        Note payable to a related party       3,000,000
        Note payable to seller (airplane)     2,326,201
                                            -----------
          Total Debt                        $19,303,201
                                            ===========

For additional information related to the terms of individual notes, see Note 9.

During the period ended December 31, 2003, subsidiaries of the parent distributed approximately $1,861,000 to the parent. Distributions exceed the amounts allowed under debt agreement during 2003 as prior to September 2003, when the loan was executed, the subsidiary had no restrictions on cash distributions to the parent. The proceeds from these distributions were used to pay interest on outstanding debt and for working capital purposes.

The parent also provides a corporate guarantee on the revolving credit and term notes held by oil well service subsidiary and the $25,000,000 development credit facility obtained by the oil and gas production subsidiary.