Form 10-K/A
period 2003-12-31
INFINITY INC
filed 2004-04-29
CIK 822746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended: December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-17204
                             ----------------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K, is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12B-2 of the Act).   Yes [ ]   No [X]

      As of April 27, 2004, 9,396,091 shares of the Registrant's $0.0001 Par Value Common Stock were outstanding. The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2003 was approximately $41,557,256 based upon a closing price of $6.05 per share as reported on the NASDAQ National Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the "Form 10-K") of Infinity, Inc. ("Infinity") filed on April 14, 2004 with the Securities and Exchange Commission is filed for the purpose of including information that was to be incorporated by reference from Infinity's definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. Infinity will not file its proxy statement within 120 days of its fiscal year ended December 31, 2003 and is therefore amending and restating in its entirety Part III of the Form 10-K.

      Further, this amendment corrects an error on the cover page of the Form 10-K regarding the aggregate market value of common equity held by non-affiliates. The correct market value of common equity held by non-affiliates as of June 30, 2003 was $41,557,256.

      As used herein, "Infinity," "we" and "our" refer collectively to Infinity, Inc., its predecessors, subsidiaries and affiliates as to one or more of them as the context may require.


                                    PART III
ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the name and age of each director and executive officer, indicating all positions and offices with Infinity presently held, and the period during which each person has served as a director:

                                     Positions and offices held and
        Name             Age               term as a director
---------------------   ------   ----------------------------------------
Stanton E. Ross          42      President, Treasurer and Director
                                 since March 1992

Leroy C. Richie          62      Director since June 1999

O. Lee Tawes             56      Director since July 2001

Robert O. Lorenz (1)     57      Director since January 2004

Jon D. Klugh             41      Chief Financial Officer and Secretary

Stephen D. Stanfield     48      President of Consolidated Oil Well
                                 Services, Inc.

James A. Tuell           44      President of Infinity Oil & Gas of
                                  Wyoming, Inc.

James W. Dean            37      Vice President, Strategic and
                                 Corporate Development

------------------

(1) Effective December 31, 2003, Mr. George R. Jones resigned as a director of Infinity, Inc. The board of directors selected Robert O. Lorenz to fill the vacancy on the board of directors until the next annual meeting of stockholders.


      There is no family relationship between any director or executive officer of Infinity.

      Set forth below are the names of all directors, nominees for director and executive officers of Infinity, all positions and offices with Infinity held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

      STANTON E. ROSS. Mr. Ross has been President, Treasurer and a director of Infinity since March 1992, and serves as an officer and director of each of Infinity's subsidiaries. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Overland Park, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc. which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc. which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager.

      LEROY C. RICHIE. Mr. Richie has been a director of Infinity since June 1, 1999. Since September 2000 he has been Chairman and Chief executive officer of Q Standards World Wide, Inc. From April 1999 to August 2000, he was President of Capitol Coating Technologies, Inc. From September 1998 to April 1999 he was President of Intrepid World Communications. From January 1998 to September 1998, Mr. Richie reviewed business opportunities and served as Chairman of H.P. Devco and Vice Chairman of Detroit Economic Growth Corp. and Detroit Medical Center. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for that company's automotive operations from 1986 to 1997. He has been a member of the board of directors of Kerr-McGee Corporation since 1998 and has served on the compensation committee of the board of directors of that company since January 1, 2003. He has also been a member of the board of directors of J.W. Seligman & Co. since 2000. Before joining Chrysler, he served as director of the New York office of the Federal Trade Commission. Mr. Richie received a B.A. from City College of New York in 1970 and a J.D. from the New York University School of Law in 1973.

      O. LEE TAWES, III. Mr. Tawes has been a director of Infinity since
July 16, 2001. He joined C.E. Unterberg Towbin, an investment banking firm, in November 1999 as a Managing director and director of Equity Research. He is also a member of the Management and Commitment Committees of that firm, and is Head of the Investment Policy Committee. From 1991 through 1999 he was director of Equity Research and Chairman of the Stock Selection Committee at CIBC World Markets (formerly Oppenheimer & Co. Inc.). From 1979 to 1990, he was a food analyst and diversified company analyst at Oppenheimer & Co., and from 1972 to 1979 he was a food analyst at Goldman Sachs & Co. He was named to the Institutional Investor All America Team five times. Mr. Tawes is a graduate of Princeton University and received his MBA from the Darden School at the University of Virginia. He currently also serves as a director of Baywood International, Inc.

      ROBERT O. LORENZ. Mr. Lorenz has been a director of Infinity since
January 1, 2004. Mr. Lorenz is a former partner of Arthur Andersen LLP. He served as the managing partner of the Arthur Andersen Oklahoma City office beginning in 1994 and as the managing partner of the Oklahoma practice beginning in 2000. He retired from Arthur Andersen in 2002. Mr. Lorenz is a certified public accountant and holds a bachelor's degree in business administration. He currently also serves as a director of Panhandle Royalty Company.

      Infinity's directors hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified.

      JON D. KLUGH. Mr. Klugh has been Infinity's Chief Financial Officer since September 1999, and its Secretary since October 1999. He also serves as an officer of each of Infinity's subsidiaries. Prior to joining Infinity, Mr. Klugh was the Manager of Regulatory Reporting and had supervisory responsibility for operating processes and procedures with Continental Resources, Inc., a privately held, independent oil and gas company located in Enid, Oklahoma from March 1996 until September 1999. From April 1994 until March 1996, Mr. Klugh worked for Koch Exploration Company, an oil and gas exploration company in Wichita, Kansas. Mr. Klugh began his career at Conoco, Inc., an integrated, international energy company based in Houston, Texas in 1985, and worked in various accounting, finance and regulatory positions until joining Koch Exploration Company in 1994. Mr. Klugh received a B.A. Degree, with an emphasis in Accounting, from Southwestern College, Winfield, Kansas, in 1985.

      STEPHEN D. STANFIELD. Mr. Stanfield has been the Chief Operating Officer of Consolidated Oil Well Services, Inc., a wholly-owned subsidiary of Infinity, Inc., since October 2000 and in March 2004 was promoted to President of Consolidated Oil Well Services, Inc. Prior to joining Infinity, Mr. Stanfield was an Assistant Manager with Crude Marketing Inc. from February 2000 to October 2000. Crude Marketing Inc. buys, transports and sells crude oil in eastern Kansas and northeastern Oklahoma. From 1990 to February 2000 Mr. Stanfield was employed with EOTT Energy, which was based in Houston, Texas. Mr. Stanfield served as Operations Coordinator for the Mid-Continent Region and was responsible for coordinating crude oil transportation in a nine state area. Mr. Stanfield began his career in the oil and gas industry in 1981 with American Fracmaster Inc., which was headquartered in Oklahoma City, Oklahoma. He served as a Service Supervisor, Operations Manager, and Sales Representative at the company's Chanute, Kansas and Bartlesville, Oklahoma facilities. He was employed with them until they sold the eastern Kansas operation to Eastern Frac Inc. and remained with that company until 1988. Mr. Stanfield served with the United States Air Force from 1976 to 1980.

      JAMES A. TUELL. Mr. Tuell has been the President of Infinity Oil & Gas of Wyoming, Inc., a wholly-owned subsidiary of Infinity, Inc., since February 1, 2004. Prior to joining the company, Mr. Tuell owned and operated an accounting and finance consultancy which served Infinity and numerous other independent energy companies from November 2001 to February 2004. Between July 2001 and November 2001 Mr. Tuell was not employed. From 1996 through July 2001, Mr. Tuell served as Controller and Chief Accounting Officer of Basin Exploration, Inc. From 1994 through 1996, he served as Vice President and Controller of Gerrity Oil & Gas Corporation. Mr. Tuell was employed by the independent accounting firm of Price Waterhouse from 1981 through 1994, most recently as a Senior Audit Manager. He earned a B.S. degree in Accounting, magna cum laude, from the University of Denver and is a certified public accountant.

      JAMES W. DEAN. Mr. Dean has been Infinity's Vice President, Strategic and Corporate Development since March 2004. Prior to joining Infinity,
Mr. Dean was an investment banker with First Albany Capital, Inc. from September 2000 to March 2004, with clients and transactional experience focused in the energy industry, primarily related to oil and gas exploration and production. From January 2000 to September 2000 Mr. Dean worked as an independent consultant in the high-tech industry. From 1996 to January 2000, Mr. Dean worked for Key Energy Services, Inc., a publicly-traded oilfield service firm, most recently as Vice President of Financial Planning and Analysis and, prior to that, Manager of Financial Planning and Analysis. From 1991 to 1996, Mr. Dean worked in energy corporate finance for Rauscher Pierce Refsnes, Inc., now RBC Capital Markets, and worked for Petrie Parkman & Co. in its mergers & acquisitions group in 1996. Mr. Dean began his career in 1990 at Price Waterhouse, LLP, now PricewaterhouseCoopers, in its tax department. Mr. Dean received a B.A. degree in Economics and Managerial Studies from Rice University in 1990.

      Infinity's executive officers hold office until the next annual meeting of the directors of Infinity which is currently scheduled for June 17, 2004. There are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors or nominees was selected as an officer or director or nominee for director of Infinity.

AUDIT COMMITTEE FINANCIAL EXPERT

      The board of directors has determined that Robert O. Lorenz qualifies as an "Audit Committee Financial Expert" as defined by rules and regulations promulgated by the Securities and Exchange Commission and meets the financial sophistication requirements set forth in the Nasdaq listing standards. Mr. Lorenz qualifies as an independent director as defined in the listing standards.

AUDIT COMMITTEE

      Infinity has an Audit Committee, comprised of Messrs. Lorenz, Richie and Tawes. The Audit Committee reviews Infinity's financial reporting process, system of internal controls, audit process and process for monitoring compliance with applicable law and our code of conduct. The Committee is also responsible for the engagement of, and evaluates the performance of, our independent auditor.

DIRECTOR NOMINEES RECOMMENDED BY SECURITY HOLDERS

      The Corporate Governance and Nominating Committee has adopted written procedures to be followed by stockholders in submitting recommendations for director nominees. Candidates proposed by stockholders will be evaluated by the Committee in the same manner as candidates which are not proposed by stockholders. While stockholders may propose director nominees at any time, we must receive the required notice (described below) on or before the date set forth in the prior year's annual proxy statement under the heading "Stockholder Proposals" in order to be considered by the Corporate Governance and Nominating Committee in connection with Infinity's next annual meeting of stockholders.

      Stockholders wishing to recommend a director candidate to serve on the board may do so by providing advance written notice to the Chairman of the Corporate Governance and Nominating Committee which identifies the candidate and includes the information described below. The notice shall be sent to the following address:

            Infinity, Inc.
            Attn: Chairman of the Corporate Governance and
                  Nominating Committee c/o Corporate Secretary
            211 West 14th Street
            Chanute, Kansas 66720

The notice shall contain the following information:

      o The name of the nominating stockholders and the address, phone number and e-mail address at which the nominating stockholders can be contacted.

      o Evidence of the number of Infinity's common stock held by the nominating stockholders, a statement of how long the nominating stockholders has held those shares, and a statement that the nominating stockholders will continue to hold those shares at least through our next annual meeting of stockholders.

      o The candidate's full name, together with the address, phone number and e-mail address at which the candidate can be contacted.

      o A statement of the candidate's qualifications and experiences, and any other qualities that the nominating stockholders believes that the candidate would bring to the board.

      o A description of all arrangements or understandings, if any, between the stockholders and the candidate and any other person or persons with respect to the candidate's proposed service on the board.

      o The candidate's resume, which must include at a minimum a detailed description of the candidate's business, professional or other appropriate experience for a least the last ten (10) years, a list of other boards of directors on which the candidate currently serves or on which he or she served in the last ten (10) years, and undergraduate and post-graduate educational information.

      o A written statement, signed by the candidate, agreeing that if he or she is selected by the Committee and the board, he or she will (i) be a nominee for election to the board, (ii) provide all information necessary for us to include in our proxy statement under applicable SEC or Nasdaq rules, and (iii) serve as a director if he or she is elected by stockholders.

      o Any additional information that the nominating stockholders believes is relevant to the Committee's consideration of the candidate.

      A nominee for director should be a person of integrity and be committed to devoting the time and attention necessary to fulfill his or her duties to Infinity. The Corporate Governance and Nominating Committee will evaluate the independence of directors and potential directors, as well as his or her business experience, or specialized skills or experience. Diversity of background and experience, including diversity of race, ethnicity, international background, gender and age, are also important factors in evaluating candidates for board membership. The Committee will also consider issues involving possible conflicts of interest of directors or potential directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires Infinity's directors, executive officers and persons who own more than ten percent of a registered class of Infinity's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Infinity. Directors, executive officers and greater-than-ten-percent stockholders are required by Commission regulations to furnish Infinity with copies of all Section 16(a) forms that they file.

      Based solely on the written and oral representations of its directors and executive officers and a review of copies of the reports that were filed with the Commission, Infinity believes that all filing requirements pursuant to
Section 16(a) were complied with during 2003.

CODE OF ETHICS

      Infinity has adopted a code of ethics that applies to the directors, senior executive and financial officers, and other executive officers. In addition, Infinity has adopted a code of ethics and business conduct which applies to all employees. The code of ethics for directors and officers and the code of ethics and business conduct for employees are available on Infinity's website at http://www.infinity-res.com. To access our corporate governance materials, click on "Investor Relations."

ITEM 11:  EXECUTIVE COMPENSATION

      The following tables set forth information regarding executive compensation for Infinity's President and Chief Executive Officer and each other executive officer who received compensation in excess of $100,000 during the year ended December 31, 2003, the year ended December 31, 2002, the nine month transition period ended December 31, 2001, and the fiscal year ended March 31, 2001.

                                SUMMARY COMPENSATION TABLE

                                                           Annual                         Long-Term
                                                      Compensation                      Compensation
                                           -----------------------------------    -------------------------
                                                                     Other        Restricted
                                                                     Annual        Security     Securities     All Other
                                            Salary     Bonus      Compensation      Awards      Underlying    Compensation
Name and Principal  Position      Year       ($)        ($)           ($)             ($)       Options (#)       ($)(1)
----------------------------      ----       ---        ---           ---             ---       -----------       ------
Stanton E. Ross,                  2003     $110,000        $0       $16,965             0              0        $1,005
  President and Chief             2002     $110,000   $41,234       $91,186(2)          0         50,000        $1,005
    Executive Officer             2001(3)  $75,384    $30,000            $0             0         50,000        $1,005
                                  2001     $80,000    $40,000            $0             0         50,000        $1,083

Jon D. Klugh,                     2003     $76,300         $0        $9,600(4)          0              0          $915
    Chief Financial Officer       2002     $70,123    $21,000        $9,962(4)          0         13,500          $915

Phillip S. Winner                 2003     $107,760        $0            $0             0         10,000            $0
    Executive Vice
    President-Corporate
    Development

-----------------

(1) Represents premium paid on life insurance policy for Mr. Ross' benefit and for Mr. Klugh's benefit.

(2) Includes $72,662 paid for reimbursement of taxes paid on exercise of non-qualified stock options.

(3) Transition period ended December 31, 2001.

(4) Represents an automobile allowance.


                        OPTION GRANTS IN LAST FISCAL YEAR

                             Number of                            Individual Grants
                            Securities       Percent of      ----------------------------   Potential Realizable Value
                            Underlying     Total Options                                    At Assumed Annual Rates of
                              Options        Granted to      Exercise or                     Share Price Appreciation
                              Granted       Employees in      Base Price     Expiration          for Option Term
         Name                   (#)         Fiscal Year         ($/Sh)          Date          5%($)           10%($)
------------------------   --------------  ---------------   -------------  -------------  -------------   -------------
Stanton E. Ross                     0             0               0              --              0                   0

Jon D. Klugh                        0             -               0              --              0                   0

Phillip S. Winner              10,000           100%              8.75        5/21/2008          0             $13,500

                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                  AND FISCAL YEAR-END OPTION VALUES

                                                             Number of Securities
                                                            Underlying Unexercised            Value of Unexercised
                                                          Options At Fiscal Year-end        In-the-money Options At
                            Shares                                    (#)                     Fiscal Year-end ($)
                         Acquired On        Value        ------------------------------   -----------------------------
         Name            Exercise (#)    Realized ($)     Exercisable   Unexercisable     Exercisable    Unexercisable
-----------------------  -------------   -------------    -----------   -------------     -----------    -------------
Stanton E. Ross               0               0               230,000               0        $182,480                0
Jon D. Klugh                  0               0                73,500               0         $22,800                0
Phillip S. Winner             0               0                 5,000           5,000              $0                0

      Infinity has no employment agreements with any of its executive officers.

      Mr. Ross has pledged 675,000 shares of Infinity common stock owned by him to support margin loans from brokerage firms in the current amount of approximately $850,000. This arrangement was in place during all of 2003. Under this arrangement, Infinity common stock owned by Mr. Ross could be sold by the brokers to meet margin calls or under certain other conditions.

      Members of the board of directors who are not employees of Infinity receive a fee of $5,000 per quarter. They are also entitled to reimbursement of reasonable travel expenses incurred by them in attending Board meetings.

      Infinity has no retirement, pension, profit sharing or other plans covering its officers and directors except as disclosed below and except for a 401(k) Plan to which Infinity made no contributions prior to December 31, 2003. On January 1, 2004, Infinity began matching employee contributions on a dollar for dollar basis up to 4% of the employee's gross salary. All employees of Infinity and its subsidiaries who have been employed for a minimum of six months are eligible to participate in the 401(k) Plan.

1992 Stock Option Plan

      In February 1992, the board of directors adopted a Stock Option Plan (the "1992 Plan") which was approved by Infinity's stockholders in March 1992. The 1992 Plan allows the board to grant stock options from time to time to employees, officers and directors of Infinity and consultants to Infinity.
The board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of Infinity. Vesting provisions are determined by the board at the time options are granted. The total number of shares of common stock subject to options under the 1992 Plan may not exceed 416,666 subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash. The board of directors may amend the 1992 Plan at any time, provided that the board may not amend the 1992 Plan to materially increase the benefits accruing to participants under the 1992 Plan, or materially change the eligible classes of participants without stockholder approval.

      As of December 31, 2003, options to purchase 2,000 shares of common stock were outstanding under the 1992 Plan with an exercise price of $3.00 per share.

1999 Stock Option Plan

      On September 9, 1999, the board of directors adopted the 1999 Stock Option Plan (the "1999 Plan") which was approved by Infinity's stockholders in October 1999. The 1999 Plan allows the board to grant stock options from time to time to employees, officers and directors of Infinity and consultants to Infinity. The board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of Infinity. Vesting provisions are determined by the board at the time options are granted. The total number of shares of common stock subject to options under the 1999 Plan may not exceed 280,000, subject to the adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price may be paid in cash, or, at the sole discretion of the board of directors, by other means such as the cancellation of indebtedness and the surrender of securities of Infinity. The board of directors may amend the 1999 Plan at any time, provided that the board may not amend the 1999 Plan to materially increase the benefits accruing to participants under the Plan, or materially change the eligible class of participants without stockholder approval.

      As of December 31, 2003, options to purchase 62,000 shares of common stock were outstanding under the 1999 Plan with an exercise price of $1.50 per share.

2000 Stock Option Plan

      On September 22, 1999, the board of directors adopted a Stock Option Plan (the "2000 Plan") which was approved by Infinity's stockholders in July 2000. The 2000 Plan allows the board to grant stock options from time to time to employees, officers and directors of Infinity and consultants to Infinity.
The board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of Infinity. Vesting provisions are determined by the board at the time options are granted. The total number of shares of common stock subject to options under the 2000 Plan may not exceed 280,000 subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash. The board of directors may amend the 2000 Plan at any time, provided that the board may not amend the 2000 Plan to materially increase the benefits accruing to participants under the 2000 Plan, or materially change the eligible classes of participants without stockholder approval.

      As of December 31, 2003, options to purchase 120,500 shares of common stock were outstanding under the 2000 Plan with exercise prices ranging from $1.50 to $3.00 per share.

2001 Stock Option Plan

      On July 20, 2000, the board of directors adopted a Stock Option Plan (the "2001 Plan") which was approved by Infinity's stockholders in July 2001. The 2001 Plan allows the board to grant stock options from time to time to employees, officers and directors of Infinity and consultants to Infinity.
The board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of Infinity. Vesting provisions are determined by the board at the time options are granted. The total number of shares of common stock subject to options under the 2001 Plan may not exceed 320,000 subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash. The board of directors may amend the

2001 Plan at any time, provided that the board may not amend the 2001 Plan to materially increase the benefits accruing to participants under the 2001 Plan, or materially change the eligible classes of participants without stockholder approval.

      As of December 31, 2003, options to purchase 224,800 shares of common stock were outstanding under the 2001 Plan with exercise prices ranging from $3.815 to $5.00 per share.

2002 Stock Option Plan

      On August 16, 2001, the board of directors adopted a Stock Option Plan (the "2002 Plan") which was approved by Infinity's stockholders on June 6, 2002. The 2002 Plan allows the board to grant stock options from time to time to employees, officers and directors of Infinity and consultants to Infinity.
The board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of Infinity. Vesting provisions are determined by the board at the time options are granted. The total number of shares of common stock subject to options under the 2002 Plan may not exceed 320,000 subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash. The board of directors may amend the 2002 Plan at any time, provided that the board may not amend the 2002 Plan to materially increase the benefits accruing to participants under the 2002 Plan, or materially change the eligible classes of participants without stockholder approval.

      As of December 31, 2003, options to purchase 304,000 shares of common stock were outstanding under the 2002 Plan with an exercise price of $5.00 per share.

2003 Stock Option Plan

      On June 6, 2002, the board of directors adopted a Stock Option Plan (the "2003 Plan") which was approved by Infinity's stockholders on June 5, 2003.
The 2003 Plan allows the board to grant stock options from time to time to employees, officers and directors of Infinity and consultants to Infinity. The board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of Infinity. Vesting provisions are determined by the board at the time options are granted. The total number of shares of common stock subject to options under the 2003 Plan may not exceed 375,000 subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash. The board of directors may amend the 2003 Plan at any time, provided that the board may not amend the 2003 Plan to materially increase the benefits accruing to participants under the 2003 Plan, or materially change the eligible classes of participants without stockholder approval.

      As of December 31, 2003, options to purchase 313,000 shares of common stock were outstanding under the 2003 Plan with an exercise price of $8.70 to $8.75 per share.

2004 Stock Option Plan

      On April 16, 2004, the board of directors adopted, subject to stockholder approval, a Stock Option Plan (the "2004 Plan"). The board intends to submit the 2004 Plan to the stockholders for approval at the 2004 annual meeting of stockholders currently scheduled for June 17, 2004. The 2004 Plan allows the board to grant stock options from time to time to employees, officers and directors of Infinity and consultants to Infinity. The board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of Infinity. Vesting provisions are determined by the board at the time options are granted. The total number of shares of common stock subject to options under the 2004 Plan may not exceed 410,000 subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The board of directors may amend the 2004 Plan at any time, provided that the board may not amend the 2004 Plan to materially increase the benefits accruing to participants under the 2004 Plan, or materially change the eligible classes of participants without stockholder approval.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      None of the members of the Compensation Committee in 2003, George R. Jones, Leroy C. Richie and O. Lee Tawes, have ever been an officer or employee of Infinity or its subsidiaries. All relationships between these directors and Infinity required to be disclosed have been disclosed elsewhere in this annual report on Form 10-K.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information as of December 31, 2003, with respect to shares of Infinity's Common Stock that may be issued under equity compensation plans:

                                                                                                 Number of securities
                                                                                               remaining available for
                                    Number of securities to      Weighted-average exercise      future issuance under
                                    be issued upon exercise        price of outstanding       equity compensation plans
                                    of outstanding options,        options, warrants and        (excluding securities
                                      warrants and rights                 rights               reflected in column (a))
         Plan Category                        (a)                           (b)                          (c)
---------------------------------  ---------------------------  ----------------------------  ---------------------------
Equity compensation plans                   1,026,300                     $5.25                          95,720
approved by security holders

Equity compensation plans not                       -                      -                                  -
approved by security holders
                                   ---------------------------  ----------------------------  ---------------------------
Total                                       1,026,300                     $5.25                          95,720

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the number and percentage of shares of Infinity's $.0001 par value common stock owned beneficially, as of April 27, 2004, by any person who is known to Infinity to be the beneficial owner of 5% or more of such common stock, and, in addition, by each director, nominee for director and executive officer of Infinity, and by all directors, nominees for director and executive officers of Infinity as a group. Information as to beneficial ownership is based upon statements furnished to Infinity by such persons. As of April 26, 2004, 9,396,091 shares of our common stock were issued and outstanding.

  Name and Address of             Amount and Nature of          Percent
  Beneficial Owner (1)            Beneficial Ownership          of Class
-------------------------       -------------------------      -----------
Wellington Management                  1,010,000                  10.8%
Company LLP (2)

Robert O. Lorenz                           5,000                   *

Leroy C. Richie (3)                      151,000                   1.6%

Stanton E. Ross (4)                    1,040,338                  10.9%

O. Lee Tawes (5)                         425,400                   4.5%

James W. Dean                              2,700                   *

Jon D. Klugh (6)                          73,500                   *

Stephen D. Stanfield (7)                  58,700                   *

James A. Tuell                            10,000                   *

All directors, nominees                1,766,638
for director, and
executive officers
as a group (8 persons) (8)

--------------------

*   The percentage of shares beneficially owned is less than 1%.

(1) The address of these persons, unless otherwise noted, is Infinity, Inc., 211 West 14th Street, Chanute, Kansas 66720.

(2) The address of Wellington Management Company ("WMC"), LLP is 75 State St., Boston, MA 02109. WMC is a registered investment advisor and may be deemed to be the beneficial owner of 1,010,000 of our shares. These shares are owned of record by clients of WMC. One such client, Spindrift Investors (Bermuda) L.P. ("Spindrift"), may be deemed to be the beneficial owner of 550,000 of our shares. Spindrift is a limited partnership and the shares it holds may also be deemed to be beneficially owned by its general partners, Wellington Global Holdings, Ltd and Wellington Global Administrator, Ltd.

(3) Includes 111,000 shares which may be purchased within 60 days under stock options held by Mr. Richie.

(4) Includes 190,000 shares which may be purchased within 60 days under stock options held by Mr. Ross.

(5) Includes 323,400 shares held directly by Mr. Tawes, 35,000 shares held by his wife, and 67,000 shares which may be purchased within 60 days under stock options held by Mr. Tawes.

(6) Includes 73,500 shares which may be purchased within 60 days under stock options held by Mr. Klugh.

(7) Includes 58,700 shares which may be purchased within 60 days under stock options held by Mr. Stanfield.

(8) Includes options to purchase 500,200 shares exercisable within 60 days.


      There are no known agreements, the operation of which may at a subsequent date result in a change in control of Infinity.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Infinity's wholly-owned subsidiary, Consolidated Oil Well Services, Inc., has a credit facility with an outstanding balance at December 31, 2003 of approximately $1.4 million. This facility is secured in part by a personal guarantee of Infinity's president, Stanton E. Ross, in the amount of $1,000,000.

      Mr. Tawes, one of our directors, is currently a shareholder and in 2003 was a partner in the investment banking firm C.E. Unterberg Towbin.
During 2003, C.E. Unterberg assisted Infinity in placing $1 million in 12% unsecured notes due April 16, 2004. For these services Infinity issued to C.E. Unterberg on April 17, 2003 five year warrants to purchase 52,500 shares of Infinity common stock at an exercise price of $8.75 per share. The 12% notes were repaid in July 2003.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Ehrhardt Keefe Steiner & Hottman, P.C. billed Infinity, Inc. the following fees for services provided during the years ended December 31, 2003 and 2002:

                                                 Fees Paid During Year Ended
                                               ------------------------------
                                                December 31,    December 31,
                                                    2003            2002
                                               --------------  --------------
Audit fees (1)                                    $ 92,185       $   76,538
Audit-related fees (2)                               4,955            2,000
Tax fees (3)                                         9,100            9,550
All other fees (4)                                  34,835           12,181
                                               --------------  --------------
      TOTAL FEES                                  $141,075       $  100,269
                                               ==============  ==============

(1) Audit fees include fees for services rendered for the audit of our annual financial statements and reviews of quarterly financial statements.

(2) Audit-related fees include reviews of earnings releases and services performed in connection with the filing of various registration statements with the Securities and Exchange Commission.

(3) Tax fees include fees for services rendered in connection with the preparation of our tax returns in the United States.

(4) All other fees include consultation on general corporate matters. For 2003, this category also includes consultations performed in connection with certain proposed transactions and Infinity's financial restructuring.


      The Audit Committee charter includes certain policies and procedures regarding the pre-approval of audit and non-audit services performed by an outside accountant. The Committee is required to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and non-audit services performed by the outside auditors, subject to any exception under Section 10A of the Securities Exchange Act of 1934 and any rules promulgated thereunder. Pre-approval authority may be delegated to a Committee member or a subcommittee, and any such member or subcommittee shall report any decisions to the full Committee at its next scheduled meeting. One-hundred percent of the services provided under the caption "Audit-Related Fees," "Tax Fees" and "All Other Fees" were approved by the Audit Committee pursuant to its pre-approval policy as provided in the Audit Committee charter.

      In connection with the audit of the consolidated financial statements for the year ended December 31, 2003, approximately 65% of the hours expended by the principal accountant on the audit engagement were performed by persons other than the principal accountant's full-time permanent employees.

                                     PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as part of this report on Form 10-K or incorporated by reference.
         (1) Our consolidated financial statements are listed on the "index to Financial Statements" on Page F-1 to this report.
         (2) Financial Statement Schedules (omitted because not applicable or not required. Information is disclosed in the notes to the financial statements).
         (3) The following exhibits are filed herewith or incorporated by reference.

     Exhibit
      Number                                           Description of Exhibits
-------------    -----------------------------------------------------------------------------------------------------
         3.1     Articles of Incorporation and Bylaws (1)
         3.2     Articles and Amendment to Articles of Incorporation (1)
         4.1     Form of 8% Convertible Subordinated Note (1)
         4.2     Form of Trust Indenture for 8% Convertible Subordinated Notes with the Wilmington Trust Company (3)
         4.3     Form of Placement Agent Warrant in connection with 8% Convertible Subordinated Notes (1)
         4.4     Trust Indenture for 7% Convertible Subordinated Notes with Wilmington Trust Company (1)
         4.5     Form of Placement Agent Warrants in connection with 7% Convertible Subordinated Notes (4)
         4.6     Form of Warrant Agreement for 12% Bridge Note Financing (1)
        10.1     Stock Option Plan (1)
        10.2     1999 Stock Option Plan (2)
        10.3     Assignment of Participation Agreement, Assignment of Participation Agreement, Conveyance, and Bill
                 of Sale between Infinity Oil and Gas, Inc. and Infinity Oil and Gas of Wyoming, Inc. (2)
        10.4     Participation Agreement between Wold Oil Properties, Inc. and Infinity Oil and Gas, Inc. (2)
        10.5     Assignment of Oil and Gas Leases, Operating Rights and Record Title, Conveyance and Bill of Sale
                 between Infinity Oil and Gas, Inc. and Infinity Oil and Gas of Wyoming, Inc. (2)
        10.6     Joint Operating Agreement, Manson Lease, between Verde Oil Company and Infinity Oil and Gas of
                 Kansas, Inc. (2)
        10.7     2000 Stock Option Plan (1)
        10.8     2001 Stock Option Plan (6)
        10.9     Purchase and Sale Agreement dated November 3, 2000 between Antelope Energy Company, LLC, Coyote
                 Exploration Company and Melange Associates, Inc. and Infinity Oil and Gas of Wyoming, Inc. (6)
       10.10     Loan and Security Agreement between LaSalle Bank N.A. and Consolidated Oil Well Services, Inc. and
                 related guaranties (1)
       10.11     2002 Stock Option Plan (7)
       10.12     2003 Stock Option Plan (8)
       10.13     Form of Assignment of Overriding Royalty Interest for 12% Bridge Note Financing (5)
       10.14     Credit agreement dated as of September 4, 2003 between Infinity  Oil and Gas of Wyoming, Inc. and
                 U.S. Bank National Association (5)
       10.15     Joint Value Enhancement Agreement dated December 3, 2003 among Infinity Oil and Gas of Wyoming,
                 Inc., Schlumberger Technology Corporation and Red Oak Capital Management LP* (9)
          21     Subsidiaries of the Registrant (9)
        23.1     Consent of Ehrhardt, Keefe, Steiner & Hottman, P.C. (9)
        23.2     Consent of Netherland Sewell and Associates, Inc. (9)
        31.1     Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a)
                 (Section 302 of the Sarbanes-Oxley act of 2002).
        31.2     Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a)
                 (Section 302 of the Sarbanes-Oxley act of 2002).






        32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the
                 Sarbanes-Oxley Act of 2002)
        32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the
                 Sarbanes-Oxley Act of 2002)

--------------------

(1) Incorporated by reference to our Registration Statement (No. 33-17416-D) (2) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.
(3) Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-69292). (4) Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-96671).
(5) Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. (6) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.
(7) Incorporated by reference to our Annual Report on Form 10-KSB for the transition period ended December 31, 2001.
(8) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(9) Previously filed with the Commission as an exhibit to Infinity's 2003 Annual Report on Form 10-K filed on April 14, 2004.
* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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

                                          INFINITY, INC.



Dated:  April 29, 2004                    By: /s/ STANTON E. ROSS
                                            ------------------------------------
                                             Stanton E. Ross, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Infinity and in the capacities and on the dates indicated:


    Signature                    Capacity                       Date
    ---------                    --------                       ----

/s/ STANTON E. ROSS              President, Treasurer         April 29, 2004
------------------------         (Principal Executive
Stanton E. Ross                  Officer) and Director


/s/ JON D. KLUGH                 Chief Financial              April 29, 2004
------------------------         Officer and Secretary
Jon D. Klugh                     (Principal Financial and
                                 Accounting Officer)


/s/ ROBERT O. LORENZ             Director                     April 29, 2004
------------------------
Robert O. Lorenz


/s/ LEROY C. RICHIE              Director                     April 29, 2004
------------------------
Leroy C. Richie


/s/ O. LEE TAWES                 Director                     April 29, 2004
------------------------
O. Lee Tawes

                                  Certification

I, Stanton E. Ross, certify that:

      1. I have reviewed this amendment to the annual report on Form 10-K of Infinity, Inc.;

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

            a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

            c. Disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

            a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  April 29, 2004


                                       /s/ STANTON E. ROSS
                                       ----------------------------------
                                       Stanton E. Ross
                                       Chief Executive Officer

                                  Certification

I, Jon D. Klugh, certify that:

      1. I have reviewed this amendment to the annual report on Form 10-K of Infinity, Inc.;

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

            a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

            c. Disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

            a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 29, 2004


                                       /s/ JON D. KLUGH
                                       ----------------------------------
                                       Jon D. Klugh
                                       Chief Financial Officer