Form 10-Q
period 2004-03-31
INFINITY INC
filed 2004-05-17
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2004

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ______, 19__ to ______, 19__


                         Commission File Number: 0-17204

                                 INFINITY, INC.
--------------------------------------------------------------------------------
               (Exact Name of Issuer as Specified in its Charter)


           Colorado                                      84-1070066
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)


                              211 West 14th Street
                              Chanute, Kansas 66720
--------------------------------------------------------------------------------
           Address of Principal Executive Offices, Including Zip Code

                                 (620) 431-6200
--------------------------------------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)


                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

Check  whether  the  Registrant  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X  Yes             No
                             ---             ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes          X  No
                             ---             ---

There were 9,396,091 shares of the Registrant's Common Stock outstanding as of May 14, 2004.

                                 INFINITY, INC.

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                       Page
Part I    Financial Information                                       Number
--------  ---------------------                                       ------

Item 1.   Financial Information:

          Consolidated Balance Sheets  . . . . . . . . . . . . . . . . .   3

          Consolidated Statements of Operations  . . . . . . . . . . . .   4

          Consolidated Statements of Comprehensive Loss  . . . . . . . .   5

          Consolidated Statement of Changes in Stockholders' Equity  . .   6

          Consolidated Statements of Cash Flows  . . . . . . . . . . . .   7

          Notes to Unaudited Consolidated Financial Statements . . . . .   9

Item 2.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations . . . . . . . . . . . .  13

          Critical Accounting Policies . . . . . . . . . . . . . . . . .  23

Item 3.   Quantitative and Qualitative Disclosures about Market Risk . .  24

Item 4.   Controls and Procedures  . . . . . . . . . . . . . . . . . . .  25

Part II:  Other Information
          -----------------

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  25

Item 2.   Changes in Securities and Use of Proceeds  . . . . . . . . . .  25

Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . .  25

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . .  25

Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . .  25

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  25

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

                               INFINITY, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                           ------
                                                             March 31, 2004    Dec. 31, 2003
                                                            ----------------  ---------------
Current assets                                                 (Unaudited)
  Cash and cash equivalents                                 $     1,174,579   $      727,134
  Accounts receivable, less allowance for doubtful
    accounts of $80,419 (2004) and $80,000 (2003)                 1,998,636        1,766,642
  Inventories                                                       387,332          351,197
  Prepaid expenses and other                                        319,389          222,625
  Derivative asset                                                      ---           97,624
                                                            ----------------  ---------------
    Total current assets                                          3,879,936        3,165,222

Property and equipment, at cost, less accumulated
  depreciation                                                    9,876,089       10,169,159
Oil and gas properties, using full cost accounting net
  of accumulated depreciation, depletion, amortization
  and ceiling write-down
    Subject to amortization                                      24,729,101       23,446,343
    Not subject to amortization                                  13,594,051       12,815,834
Intangible assets, at cost, less accumulated amortization         2,932,399        3,952,989
Note receivable, less current portion                             1,576,781        1,580,742
Other assets, net                                                   380,925          135,989
                                                            ----------------  ---------------
Total assets                                                $    56,969,282   $   55,266,278
                                                            ================  ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable                                             $       367,034   $          ---
  Current portion of long-term debt                               2,049,540        1,762,777
  Current portion of note payable - related party                 1,750,000              ---
  Accounts payable                                                2,226,818        2,645,277
  Accrued expenses                                                1,607,501          966,769
                                                            ----------------  ---------------
      Total current liabilities                                   8,000,893        5,374,823

Long-term liabilities
  Production taxes payable                                          317,744          229,889
  Asset retirement obligations                                      544,296          520,638
  Long-term debt, less current portion                            8,536,829        9,252,872
  8% subordinated convertible notes payable                       2,663,000        2,793,000
  7% subordinated convertible notes payable                      11,184,000       11,184,000
  Note payable - related party                                          ---        3,000,000
                                                            ----------------  ---------------
      Total liabilities                                          31,246,762       32,355,222
                                                            ----------------  ---------------

Stockholders' equity
  Common stock, par value $.0001, authorized 300,000,000
    shares, issued and outstanding 9,396,091 (2004) and
    8,204,032 (2003) shares                                             940              820
  Additional paid-in-capital                                     37,394,557       32,720,904
  Accumulated other comprehensive income                                ---           97,624
  Accumulated deficit                                           (11,672,977)      (9,908,292)
                                                            ----------------  ---------------
      Total stockholders' equity                                 25,722,520       22,911,056
                                                            ----------------  ---------------
Total liabilities and stockholders' equity                  $    56,969,282   $   55,266,278
                                                            ================  ===============

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                   See Notes to Unaudited Consolidated Financial Statements

                             INFINITY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                            2004           2003
                                                       -------------  -------------
Revenues
 Oil and gas service operations                        $  2,195,724   $  1,867,307
 Oil and gas sales                                        1,371,298      1,738,136
                                                       -------------  -------------

Total revenues                                            3,567,022      3,605,443

Cost of revenues
 Oil and gas service operations                           1,420,552      1,204,947
 Oil and gas production expenses                            362,724        740,640
 Oil and gas production taxes                               155,974        209,683
                                                       -------------  -------------

  Total cost of revenue                                   1,939,250      2,155,270
                                                       -------------  -------------

Gross profit                                              1,627,772      1,450,173

Operating expenses                                        1,262,076      1,102,233
Depreciation, depletion and amortization                  1,047,140        535,456
                                                       -------------  -------------

  Operating loss                                           (681,444)      (187,516)
                                                       -------------  -------------

Other (expense) income
  Interest and other income                                  38,875         40,800
  Amortization of loan costs                               (843,405)      (186,194)
  Interest expense and finance charges                     (278,736)      (289,112)
  Gain on sales of assets                                        25            ---
                                                       -------------  -------------
      Total other expense                               ( 1,083,241)     ( 434,506)
                                                       -------------  -------------

Net loss before income taxes                             (1,764,685)      (622,022)

Income tax benefit                                              ---            ---
                                                       -------------  -------------

Net loss                                               $ (1,764,685)  $   (622,022)
                                                       -------------  -------------

Basic and diluted net loss per common share            $      (0.19)  $      (0.08)
                                                       -------------  -------------

Weighted average basic and diluted shares outstanding     9,195,504      7,751,819

                 See Notes to Unaudited Consolidated Financial Statements

                      INFINITY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                (UNAUDITED)

                                            Three Months Ended March 31
                                           -----------------------------
                                                2004           2003
                                           --------------  -------------
Net loss                                   $  (1,764,685)  $   (622,022)

Other comprehensive loss:
  Unrealized loss on forward sales
  contract, net of tax benefit of
  $75,426 for the three months ended
  3/31/2003:                                         ---       (120,484)

Reclassifications, net of tax expense of
  ($57,559) for the three
  months ended 3/31/2003:                         97,624         91,944
                                           --------------  -------------

Total other comprehensive income (loss)           97,624        (28,540)
                                           --------------  -------------

Comprehensive loss                         $  (1,667,061)  $   (650,562)
                                           ==============  =============

            See Notes to Unaudited Consolidated Financial Statements

                                            INFINITY, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)

                                                Common Stock     Additional        Other                           Total
                                             ------------------    Paid-In     Comprehensive    Accumulated    Stockholders'
                                              Shares    Amount     Capital        Income          Deficit         Equity
                                             -------------------------------------------------------------------------------
Balance, December 31, 2003                   8,204,032  $   820  $32,720,904  $       97,624   $ (9,908,292)  $   22,911,056

Issuance of common stock for
  cash upon the exercise of options             40,000        4       59,996               -              -           60,000
Conversion of 8% subordinated
  convertible notes and accrued interest
  into common stock                             27,059        3      132,033               -              -          132,036
Issuance of common stock for
  cash at $4.00 per share, net of
  $18,263 of deferred offering costs         1,000,000      100    3,981,637               -              -        3,981,737
Issuance of common stock as partial payment
  on related party debt, valued at $4.00
  per share                                    125,000       13      499,987               -              -          500,000

Change in other comprehensive income                 -        -            -         (97,624)             -          (97,624)
Net loss for period                                  -        -            -               -     (1,764,685)      (1,764,685)
                                             --------------------------------------------------------------------------------
Balance, March  31, 2004                     9,396,091  $   940  $37,394,557  $            -   $(11,672,977)  $   25,722,520
                                             ================================================================================

                                See notes to Unaudited Consolidated Financial Statements

                               INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Three Months Ended March 31,
                                                          ----------------------------------
                                                                2004              2003
                                                          ----------------  ----------------
Cash flows from operating activities
    Net loss                                              $    (1,764,685)  $      (622,022)
    Adjustments to reconcile net loss to net cash
    provided by operating activities
            Depreciation, depletion and amortization            1,047,140           535,456
            Amortization of loan costs included in
                interest expense                                  843,405           186,194
            Gain on sale of assets                                    (25)              ---
            (Increase) decrease in operating assets
                Accounts receivable                              (231,994)         (206,889)
                Inventories                                       (36,136)           74,226
                Prepaid expenses                                  (96,764)          (26,315)
            Increase (decrease) in operating liabilities
                Accounts payable                                 (248,928)          376,350
                Accrued expenses                                  730,625           467,656
                                                          ----------------  ----------------
Net cash provided by operating activities                         242,638           784,656
                                                          ----------------  ----------------

Cash flows from investing activities
    Proceeds from sale of property and equipment                    1,500               ---
    Investment in oil and gas properties                       (2,508,639)       (2,360,565)
    Investment in other assets and intangibles                   (244,936)         (145,352)
    Purchase of property and equipment                           (107,038)         (115,080)
    Payments on note receivable                                     3,961             3,668
                                                          ----------------  ----------------
Net cash used in investing activities                          (2,855,152)       (2,617,329)
                                                          ----------------  ----------------

Cash flows from financing activities
    Proceeds from notes payable                                   275,000         1,000,000
    Proceeds from borrowings on long-term debt                    390,267           176,787
    Proceeds from issuance of common stock                      4,060,000           664,391
    Deferred offering costs                                       (18,263)              ---
    Repayment of long-term debt                                (1,647,045)         (610,898)
                                                          ----------------  ----------------

    Net cash provided by financing activities                   3,059,959         1,230,280
                                                          ----------------  ----------------

Net increase (decrease) in cash and cash equivalents              447,445          (602,393)

Cash and cash equivalents, beginning of period                    727,134           867,017
                                                          ----------------  ----------------
Cash and cash equivalents, end of period                  $     1,174,579   $       264,624
                                                          ================  ================

                  See Notes to Unaudited Consolidated Financial Statements

                                 INFINITY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                         2004             2003
                                                                    ------------  --------------
Supplemental cash flow disclosures:

Cash paid for interest, net of
    amounts capitalized                                             $     35,397  $       4,853

Non-cash transactions:
    Amortization of loan costs included  in oil and gas properties       175,570        684,466

    Change in accumulated other comprehensive income,,
        net of income taxes in 2003                                       97,624         28,540

    Property and equipment acquired through
        seller financed debt, net                                            ---        967,975

    Stock-based compensation for options issued with
        bridge loans recorded as loan costs                                  ---        750,000

    Conversion of subordinated debt and accrued
        interest to common stock                                         132,036      1,646,472

    Non-cash investment in retirement obligation on
        long-lived assets                                                 18,669        447,357

    Issuance of common stock in partial satisfaction of
        related party debt                                               500,000            ---

    Conversion of accounts payable into a note payable                   169,531            ---

                    See Notes to Unaudited Consolidated Financial Statements

                         INFINITY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Operations and Basis of Presentation

     Infinity, Inc. ("Infinity") is a Colorado corporation organized on April 2, 1987. Infinity is an independent energy company primarily engaged in the operation, development, production, exploration and acquisition of North American unconventional natural gas properties and providing oilfield services in eastern Kansas, northeastern Oklahoma and the Powder River Basin of Wyoming.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). A summary of Infinity's significant accounting policies are incorporated by reference to the annual report on Form 10-K at December 31, 2003 of Infinity and the subsequent amendments to the report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the classifications used in the current period. These reclassifications did not have an impact on previously reported results of operations. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that
may be expected for the year ended December 31, 2004.    The accompanying
consolidated financial statements should be read in conjunction with Infinity's audited consolidated financial statements for the year ended December 31, 2003.

     The consolidated financial statements include the accounts of Infinity and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(2)  Going Concern

     Infinity's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2004, Infinity had a consolidated net loss of approximately $(1.8) million, and a working capital deficit at March 31, 2004 of approximately $(4.1) million.

     A substantial portion of the increase in the working capital deficit was the result of $1.8 million of long-term debt at December 31, 2003, which is due in January 2005, becoming due within one year and therefore, reflected as current debt. In addition, during the quarter ended March 31, 2004, Infinity borrowed $0.3 million under notes due within one year.

     Infinity also has contractual obligations of approximately $0.3 million under the initial completion phase of a development contract for its Labarge project and expects drilling obligations under the second phase of the contract to total approximately $3.0 million through the first quarter of 2005. In addition, management estimates cash requirements of $0.3 million for the Labarge environmental impact study, $0.1 million for lease rental payments, $0.7 million for interest on notes (net of notes issued in lieu of cash payments) and $2.0 million for general corporate usage. Thus, in total, Infinity has current minimum cash requirements of approximately $10.5 million including the working capital deficit at March 31, 2004.

     Management believes it will be able to fund approximately $7.6 million of its current minimum cash requirements through its operations during the remainder of 2004 and the first quarter of 2005. However, the timing of the receipt of funding from operations is not expected to match the timing of cash requirements in such a way as to allow for Infinity to meet its obligations in a timely manner. Thus management expects that Infinity will be required to fund some of its obligations through other sources. In order to fund these obligations in a timely manner, and any other capital expenditures, Infinity will be required to pursue additional funding through potential conventional bank financing, the forward sale of its oil and gas production, or through the public or private equity or debt markets. The ability of Infinity to achieve the required operating results to provide funding or obtain additional debt or equity financing on terms acceptable to management, cannot be assured.

     In April 2004, LaSalle Bank N.A. ("LaSalle") amended the existing credit facility with Consolidated Oil Well Services, Inc. ("Consolidated") to consolidate outstanding debt of approximately $1.0 million with the $1.3 million in debt incurred to complete the acquisition of Blue Star Acid Services,
Inc. ("Blue Star") (see Note 8).    The amendment did not extend the term of the
loan, and therefore, the consolidated loan balance at April 20, 2004 of $2.3 million remains due December 31, 2004. However, management believes it will be able to renegotiate the term of the loan in order to refinance the loan into long-term debt and thus reduce the current cash needs. In addition, management believes it has approximately $5.5 million of borrowing capacity on its oilfield service assets which would allow management to not only extend the term, but expand the borrowing capacity as well. Any expansion of the borrowing capacity under a new long-term agreement would be used to retire other current obligations or fund property development. The ability of Consolidated to obtain additional funding or renegotiate the terms of the LaSalle facility cannot be assured.

     The amount that can be distributed to Infinity by its subsidiaries is restricted by terms of certain loan agreements. The terms of the loan agreements for the oil field services subsidiary allow for additional amounts to be distributed with consent of the lender. Consolidated believes it will be able to restructure the terms of this loan agreement to allow additional funds to be distributed, or obtain the necessary consent to allow the subsidiary to distribute adequate funds to Infinity to meet its general corporate needs, however that cannot be assured.

     Future reserve reductions or ceiling write-downs could hinder Infinity's ability to obtain future financing on terms acceptable to management or could result in reductions in the borrowing base on existing obligations, which could result in accelerated payment of those obligations.

(3)  Oil and Gas Properties

     Infinity follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. Interest costs related to unproved properties and properties under development, including the amortization of loan costs associated with borrowings that were used to develop the properties, are also capitalized to oil and gas properties.

     From inception through March 31, 2004, Infinity has capitalized the following financing costs related to properties not subject to amortization. As these projects are developed, the costs are transferred to properties subject to amortization:

                                                         Three Months
                                                             Ended       Cumulative
                                                        March 31, 2004     to Date
                                                        ---------------  -----------
       Beneficial conversion feature related to the 8%
       subordinated convertible notes                   $           ---  $ 1,165,500
       Capitalized interest                                     162,896  $ 2,223,826
       Capitalized amortization of loan costs                   175,570  $ 3,030,646
                                                        ---------------  -----------
                                                        $       338,466  $ 6,419,972
                                                        ===============  ===========

     If the net investment in oil and gas properties, as adjusted for asset retirement obligations, exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, adjusted for cash flow hedges, and (2) the lower of cost or fair market value of properties in the process of development and unexplored acreage, the excess is charged to expense as a ceiling write-down. The standardized measure is calculated using a 10% discount rate and is based on un-escalated prices in effect at quarter-end, or a subsequent effective measurement date if there are significant changes in pricing, volumes and costs which would materially affect the measurement, with effect given to the Infinity's gas sales contracts. At March 31, 2004, Infinity would have recognized a $1.5 million ceiling write-down based on a gas price of approximately $5.20 per thousand cubic feet ("Mcf") in effect at that date. However, due to subsequent significant increases in gas sales prices to approximately $6.06 per Mcf and taking into account subsequent forward gas sales contracts at the May 7, 2004, Infinity was not required to recognize a ceiling write-down in the quarter ended March 31, 2004. Included in the ceiling write-down calculation at March 31, 2004 and at the subsequent May 7, 2004 measurement date, were reserves of $3.8 million and $4.9 million,respectively, for reserves related to the March, 2004 acquisition of an additional 49% working interest in two existing wells and 960 acres of undeveloped leaseholds adjacent to the Pipeline project. A decrease in gas prices to a spot sales price of approximately $5.58 per Mcf or less, a significant decrease in estimated gas production in future periods, or the reclassification of development costs to properties subject to depletion without an increase in associated reserves could result in a ceiling write-down during future periods.

     Depreciation and depletion of proved oil and gas properties is computed on a the units-of-production method based upon estimates of proved reserves with oil and gas being converted to a common unit of measure based on the relative energy content. Unproved oil and gas properties, including any related capitalized interest expense, are not amortized, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage and wells drilled are not being amortized. Costs not being amortized are periodically assessed for possible impairments or reduction in value. If a reduction in value has occurred, costs being amortized are increased.

     Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

(4)  Long-Term Debt

     Effective June 13, 2001 Infinity, Inc. sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement. During the three months ended March 31, 2004, $130,000 of the notes and interest accrued on those notes were converted into 27,059 shares of common stock, leaving an outstanding balance on the notes of $2,663,000 at March 31, 2004.

     Effective April 17, 2002 Infinity, Inc. sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement. Interest payments can be made in cash or through the issuance of additional notes. Subsequent to March 31, 2004, Infinity issued $391,000 in additional notes for the payment of accrued interest due April 15, 2004, leaving an outstanding balance on the notes of $11,575,000 at April 15, 2004.

     Effective November 25, 2002 Infinity issued $3,000,000 in unsecured notes to a stockholder. These notes are secured with a first or second interest in certain gas properties and accrue interest at 7% per annum. On January 15, 2004, Infinity issued 125,000 shares of common stock valued at $4.00 per share and paid $750,000 in cash, as partial payment on the $3,000,000 bridge note. The remaining note balance of $1,750,000 is due January 30, 2005.

     There were no other significant changes to existing debt other than changes related to the normal payment terms.

(5)  Earnings per Share

     Basic earnings per share were computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the periods. At March 31, 2004 and 2003, potential common shares of 5,028,175 and 4,229,192, respectively, are anti-dilutive.

(6)  Equity - Common Stock

     Infinity received proceeds of $4,000,000 and incurred offering costs of approximately $18,000 when it issued 1,000,000 share of common stock pursuant to
a stock purchase agreement dated January 14, 2004.   The proceeds of this
offering, were used to repay $750,000 on the note to a related party discussed in Note (4), to pay costs associated with the completion of six Pipeline wells drilled in the fourth quarter of 2003, to acquire an additional interest in two producing wells and 960 acres of undeveloped leases adjacent to the Pipeline producing leases, to pay for well completion services not provided under the Labarge development agreement with Schlumberger Technology, Ltd, and to pay for other working capital needs.

(7)  Equity - Stock Options

     During the three months ended March 31, 2004, options to purchase 40,000 shares of common stock were exercised resulting in proceeds to Infinity of $60,000. Options to purchase 10,000 shares were forfeited under a termination clause in the Option Plans.

     On April 16, 2004 the Board of Directors adopted the 2004 Stock Option Plan. The 2004 Stock Option Plan, if approved by the stockholders at the annual meeting, allows Infinity to grant incentive stock options and non-qualified stock options to purchase up to 410,000 shares of common stock.

(8)  Subsequent Events

     Subsequent to March 31, 2004, Consolidated acquired substantially all of the assets and liabilities of Blue Star Acid Services, Inc. ("Blue Star") for $1.2 million in cash and paid debt of approximately $0.1 million secured by the equipment acquired. Blue Star provides acid and cementing services in an area that overlaps a substantial portion of the eastern Kansas service area of Consolidated as well as central Kansas and north central Oklahoma. With the acquisition, Consolidated expanded its service area, increased its cementing capabilities through the acquisitions of the equipment which is designed to provide service to deeper oil and gas wells, eliminated possible future capital expenditures for additional equipment, and retained experienced personnel. Agreements associated with the acquisition include a three-year non-compete agreement by the previous principal owners of Blue Star and the manager of the facility and a three-year employment contract with the facility manager. The facility manager is also a former owner of Blue Star. The acquisition was funded with $1.3 million of current debt through an amendment of Consolidated's facility with LaSalle Bank. The operations of Blue Star will be included in Infinity's consolidated statement of operations effective April 20, 2004.

(9)  Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Share-Based Payment, and Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchanged for (a) equity instruments or the enterprise or (b) liabilities that are based on the fair value of the enterprises equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for Infinity on January 1, 2005. Infinity is currently unable to determine what effect this statement will have on its financial position or results of operations.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," are tangible assets and that they should be removed as examples of intangible assets in SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Position FAS Nos. 141-1 and 142-1. Historically, Infinity has included the costs of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 has not affected Infinity's consolidated financial statements.

                                     ITEM 2.
                                     -------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                 -----------------------------------------------

                           FORWARD LOOKING STATEMENTS
                           --------------------------

     This Form 10-Q contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. We us words such as "anticipate," "believe," "estimate," "expect," "may," "plan," "project," "should" or similar expressions to identify forward-looking statements. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Forward-looking statements in this Form 10-Q include, among other things, statements regarding:

  -  Infinity's growth strategies;

  - anticipated trends in Infinity's business and its future results of operations;

  -  estimates of expenses and revenues;

  -  sources, timing and terms of additional or renegotiated financing;

  -  amount and timing of future capital expenditures;

  -  market conditions in the oil and gas industry;

  -  the level of anticipated production of oil and gas;

  - potential acquisitions and dispositions, including timing, cost and likelihood of successfully integrating acquisitions;

  - the costs of complying with government regulation, including the likelihood and timing of obtaining required government permits;

  - exploration and development activity, including the number and timing of new or recompleted wells, planned expenditures and anticipated production;

  -  demand for Infinity's oil field services;

  - continued evaluation of the Labarge acreage under the Schlumberger agreement;

  - success or progress regarding negotiations for the development of concessions in Nicaragua; and

  -  the impact of the adoption of new accounting standards.


     These forward-looking statements are based largely on Infinity's expectations and are subject to numerous risks and uncertainties which are beyond the company's control. The forward-looking statements we discuss in this report might not occur in light of these risks and uncertainties. Specific examples of these risks and uncertainties include the volatility of oil and gas prices, the likelihood of obtaining financing on acceptable terms and the uncertainties surrounding the continued evaluation of the Labarge acreage.
These and many other risks and uncertainties are described in our Annual Report on Form 10-K for the year ended December 31, 2003 under the heading "Risk Factors." We undertake no obligation to update these forward-looking statements.

Overview

     Infinity is an independent energy company primarily engaged in the operation, development, production, exploration and acquisition of North American unconventional natural gas properties. Infinity, through its wholly-owned subsidiary Infinity Oil and Gas of Wyoming, Inc. ("Infinity-Wyoming") currently has net production of approximately 3.3 MMcf and 80 barrels of oil per day from its Pipeline field on the Wamsutter Arch in the Greater Green River Basin of south-central Wyoming ("Pipeline") and is evaluating the results of completions or recompletions of three coal bed methane gas wells on its Labarge property in the Big Piney area in the Greater Green River Basin of southwestern Wyoming. Consolidated Oil Well Services, Inc. ("Consolidated"), a wholly-owned Kansas corporation, provides oil and gas field services in eastern Kansas, northeastern Oklahoma and the Powder River Basin of Wyoming.

Recent Developments

     During the first quarter of 2004, Infinity-Wyoming completed six wells that were drilled prior to December 31, 2003 on the Pipeline acreage. In addition to the completion activity, Infinity-Wyoming assumed operations of two additional wells in the field following the acquisition of additional working interest in those wells in March. Management anticipates the addition of approximately 70 Mcf per day of gas production net to Infinity's interest from the two additional wells. The acquisition also included six 160-acre undeveloped drilling locations immediately adjacent to Infinity-Wyoming's existing producing leasehold.

     Infinity, under an agreement with Schlumberger Technology, Ltd ("Schlumberger") and Red Oak Capital Management, LLC ("Red Oak") has completed or is completing or recompleting five of the ten wells drilled on the Labarge
acreage.   Infinity and Schlumberger continue to evaluate the effectiveness of the activity as measured by initial production results and technical data derived from the work.

     Infinity has been awarded concessions for the development of 24 blocks consisting of approximately 1.4 million acres offshore Nicaragua and is currently negotiating the final terms of the lease and development plans with the government of Nicaragua.

     On April 20, 2004, Consolidated acquired the assets and assumed certain liabilities of Blue Star Acid Services, Inc. ("Blue Star"), an oilfield services firm based in Eureka, KS. In the twelve-month period ended February 29, 2004, Blue Star generated revenues in excess of $1.5 million (unaudited). The acquisition was funded by restructuring of the borrowings under Consolidated's existing credit facility and is expected to satisfy a portion of Consolidated's anticipated 2004 equipment and personnel needs.

First Quarter 2004 Overview

     Infinity reported a loss of approximately $(1.8) million, or $(0.19) per diluted share, for the first quarter of 2004 compared to a loss of approximately
$(0.6) million or $(0.08) per diluted share in the first quarter of 2003.   The
increase in the net loss for the period was mainly due to the following factors:

  - Production of oil and gas decreased 37% which was partially offset by a 25% increase in realized prices.

  -  Depletion of oil and gas assets increased by $0.5 million.

  -  Amortization of loan costs increased by approximately $0.6 million.


2004 Operational and Financial Objectives

Oilfield Services
-----------------

     Consolidated expects to realize an increase in its oilfield service revenue during the remainder of 2004 due to a noted increase in the number of wells being drilled by property owners in Consolidated's service areas during the second quarter of 2004 and as a result of the Blue Star acquisition made in April, 2004. Consolidated will continue to evaluate additional acquisitions in order to:

  -  expand the services that are provided,

  -  expand the area that is serviced,

  - gain market share by providing complimentary services to its existing services, and

  -  gain market share by eliminating competition.

Revenues from oilfield services are expected to be between $13.5 million and $16.0 million with income before taxes of approximately $2.0 to $2.5 million for the remainder of 2004 and the first quarter of 2005. Consolidated could incur capital expenditures, in addition to those incurred in the Blue Star acquisition, of approximately $1.2 million related to equipment and facilities. There are no current commitments for these potential acquisitions and management believes Consolidated would be able to finance them through additional vendor financing.

Oil and Gas Production
----------------------

     Infinity-Wyoming plans to focus on the following strategic operational objectives during the remainder of 2004 which includes the following contractual obligations:

  - completion of the Labarge environmental impact study and the Pipeline environment assessment in order to facilitate future permitting on the projects at an estimated cost of approximately $0.3 million.

  - participate in the completion of two additional wells under the initial well completion bundle and the drilling of up to five new wells under the agreement with Schlumberger and Red Oak. The expected costs for the completion activities is approximately $0.3 million and for the drilling activity is approximately $3.0 million.

Contingent on obtaining funding, Infinity-Wyoming will focus on the following strategic operational objectives during the remainder of 2004:

  - optimize production from certain Pipeline wells through selective workovers or additional completion and stimulation activity;

  - increasing daily production, net to Infinity-Wyoming's interest by approximately 1,300 Mcfe per day by drilling four additional operated wells (a net of three to Infinity-Wyoming's interest) at an estimated cost of $1.5 million on Pipeline proved, undeveloped locations;

  - perform remediation, completion and exploration activities on the Sand Wash and Piceance prospects in order to further evaluate the properties for potential joint venture opportunities and development. Infinity-Wyoming anticipates spending approximately $1.3 million on these activities.

The ability of Infinity-Wyoming to complete these activities is dependent on a number of factors including, but not limited to:

  - the availability of the capital resources required to fund the activity. Infinity-Wyoming expects to generate approximately $4.0 million in operating cash flow from oil and gas production operations during the remainder of 2004 and the first quarter 2005;

  - the availability of third party contractors for drilling rigs and completion services. Infinity-Wyoming has reduced the impact this could have by contracting with Schlumberger to provide certain of these services for the development of the Labarge acreage; and

  - the success of the completion efforts on the existing Labarge wells. If Schlumberger is not satisfied with, or successful in, its and Infinity-Wyoming's efforts then it may elect not to risk its services and Red Oak may be unwilling, or unable to secure financing for the further development of the property. If this occurs, Infinity-Wyoming will be required to fund all of the development activities.

Infinity, Inc. Activity

     Infinity continues to negotiate the final development agreement with the Instituto Nicaraguense de Energia ("INE") for the Perlas and Tyra blocks offshore Nicaragua. Management believes that is should be able to complete the negotiations sometime in the second or third quarter of 2004. Upon completion of the negotiations, Infinity will be required to post a performance bond for the initial work to be done on the leases which will include an environmental study and the acquisition and re-processing of geophysical data. Infinity estimates the performance bond will be between approximately $0.2 million and $0.8 million depending on the final terms of the lease. Infinity also anticipates that it will incur additional costs to complete the negotiations and finalize the leases of approximately $0.1 million.

     Infinity is also pursuing the acquisition of 25,000 acres in the Fort Worth Basin of Texas. Development opportunities on the acreage will target principally the Barnett Shale formation. As final terms of an agreement have not been reached and due diligence has not been completed, Infinity cannot definitively determine what financial resources might be required to complete the acquisition and exploration.

                              RESULTS OF OPERATIONS

     Infinity incurred a net loss after taxes of $(1.8) million, or $(0.19) per fully diluted share, in the quarter ended March 31, 2004 compared to a net loss after taxes of $($0.6) million, or $(0.08) per fully diluted share in the quarter ended March 31, 2003.

     Infinity experienced a $0.2 million increase in gross profit to $1.6 million in the quarter ended March 31, 2004 from $1.4 million for the quarter ended March 31, 2003. The increase in gross profit during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 was the result of a $0.1 million, or 17% increase in gross profit from oilfield service operations on $0.3 million of additional revenue and a $0.1 million, or 8% increase, in gross profit from oil and gas production on approximately $0.4 million less revenue.

     For the period ended March 31, 2004, Infinity recognized $1.0 million in depreciation, depletion and amortization expense compared to $0.5 million in the period ended March 31, 2003. The $0.5 million, or 96% increase was the result of a $0.5 million increase in depletion of oil and gas properties due to an increase in depletable assets and a lower proved reserve base over which the oil and gas properties are being depleted.

     For the period ended March 31, 2004, Infinity recognized amortization of loan costs as interest expense of approximately $0.8 million compared to approximately $0.2 million for the period ended March 31, 2003. The increase in amortization was the result of the acceleration of the amortization of loan costs associated with the partial payment of the related outstanding notes.

Oilfield  Services
------------------

     Consolidated recorded sales of $2.2 million and cost of revenues of $1.4 million for the quarter ended March 31, 2004 compared to sales of $1.9 million and cost of sales of $1.2 million for the comparable period ended March 31, 2003. The following table details the comparison of gross revenue in millions of dollars, before discounts and intercompany eliminations (approximately $11,000 at March 31, 2003), for the periods, based on the number and type of core service jobs performed (due to rounding the sum of the individual amounts presented may not equal the totals):

                             Oilfield Service Statistics
                          ($ in millions, before discounts)

                                2004              2003             CHANGE
                          ----------------  ----------------  ---------------
 JOB TYPE                  JOBS   REVENUE    JOBS   REVENUE   JOBS    REVENUE

  Cementing                 511  $    1.0     291  $    0.7    220   $    0.3
  Acidizing                 191  $    0.2     215  $    0.2    (24)  $    0.0
  Fracturing                138  $    1.0     164  $    1.0    (26)  $    0.0
  Other                          $    0.1   $ 0.1  $    0.0
Discounts and eliminations       $   (0.1)         $   (0.1)         $    0.0
                                 ---------         ---------         --------
                                 $    2.2          $    1.9          $    0.3
                                 =========         =========         ========

     During the period ended March 31, 2004, revenue generated by acidizing and fracturing operations was flat compared to the revenue generated from those operations in the quarter ended March 31, 2003, even though the number of jobs performed decreased by 11% and 16%, respectively. The increase in revenue per job was the result of price increases. Management anticipates an increase in acidizing and fracturing services during the second and third quarters of 2004 compared to the prior year due to the increase in the number of cement jobs during the first quarter of 2004 compared to the prior-year period. With the increase in the revenue per job, as indicated by the first quarter analysis, and the expected increase in the number of acidizing and fracturing jobs anticipated in future periods management anticipates its estimated cash flow from oilfield services to be up substantially for the remainder of the year.

Oil and Gas Production
----------------------

     During the quarter ended March 31, 2004, Infinity-Wyoming recorded approximately $1.0 million in revenue on the sale of 203,947 Mcf of gas during the period ended March 31, 2004 compared to $1.2 million in revenue on the sale of 308,694 Mcf of natural gas during the period ended March 31, 2003. Infinity-Wyoming also recorded approximately $0.3 million in revenue on the sale of 9,236 barrels of oil compared to approximately $0.6 million in revenue on the sale of 16,871 barrels of oil in the three month period ended March 31, 2003. Infinity-Wyoming was in a period of development inactivity during much of the latter part of 2003 and therefore, since there were no new wells coming online, Infinity-Wyoming was unable to replace the natural decline in production on previously completed wells. The decline in revenue during the period ended March 31, 2004, due to the decline in production, was partially offset by an increase in oil and gas prices. The prices that Infinity-Wyoming received for its products increased by approximately 25% from $4.24 per thousand cubic foot equivalent ("Mcfe") in the period ended March 31, 2003, to $5.28 per Mcfe for the period ended March 31, 2004. Infinity-Wyoming decreased lease operating expense from $0.7 million in the quarter ended March 31, 2003 to $0.4 million in the quarter ended March 31, 2004 by reducing costs associated with well workovers and the supervision associated with the workovers and production testing resulting. Production taxes and transportation costs were also reduced due to the lower volumes of gas produced and sold during the period.

     The following table provides statistical information by field for production volumes, revenue and production costs for the quarter ended March 31, 2004 and 2003 (due to rounding and other operating expenses the sum of the individual amounts presented may not equal the totals):

                                 Infinity-Wyoming
                              Production Statistics

                               Pipeline           Labarge             Total
Volumes in 000's:           2004      2003     2004    2003      2004      2003
-----------------         --------  --------  ------  -------  --------  --------
Oil Sales Volumes (Bbls)       9.2      16.9     0.0     0.0        9.2      16.9
Gas Sales Volumes (Mcf)      200.1     305.0     3.3     3.7      203.4     308.7
Mcf Equivalent               256.2     406.2     3.3     3.7      259.4     409.9

Values in 000's:
----------------
Oil Revenue               $  327.6  $  563.5  $  0.0  $  0.0   $  327.6  $  563.5
Gas Revenue               $1,018.8  $1,165.2  $ 16.4  $ 10.0   $1,043.7  $1,174.6

Production Expense        $  104.4  $  174.1  $113.0  $346.3   $  215.3  $  528.3
Production Taxes          $  154.2  $  210.1  $  1.8  $  0.1   $  156.0  $  211.2
Transportation Expense    $  135.1  $  213.1  $  1.6  $ (2.5)  $  136.7  $  210.6

Per Mcf Equivalent:
-------------------
Revenue                   $   5.26  $   4.26  $ 4.97  $ 2.70   $   5.28  $   4.24
Production Expense        $   0.41  $   0.43  $34.24  $93.59   $   0.83  $   1.29
Production Taxes          $   0.60  $   0.52  $ 0.55  $ 0.32   $   0.60  $   0.52
Transportation Expense    $   0.53  $   0.52  $ 0.48  $(0.69)  $   0.53  $   0.51

Operating  Expenses
-------------------

     During the period ended March 31, 2004, Infinity recognized approximately $1.3 million in corporate operating expenses compared to approximately $1.1 million in the period ended March 31, 2003. The increase is mainly due to a decrease in property development activities to which costs were allocated in prior years, increased insurance costs, and professional costs associated with regulatory compliance filings. Depreciation, depletion and amortization expense increased to $1.0 million in the period ended March 31, 2004 compared to $0.5 million in the period ended March 31, 2003. The increase was due to increased depletion taken on oil and gas properties subject to depletion due to higher costs included in the depletable pool and a smaller reserve base over which to amortize the costs.

Other  Income  and  Expenses
----------------------------

     During the period ended March 31, 2004, other income and expenses increased to a $1.1 million net expense compared to a $0.4 million net expense for the period ended March 31, 2003. The increase was due to increased amortization of loan costs recognized in the period as amortization was accelerated on a portion of the capitalized loan costs due to the partial repayment of the associated note.

Net  Loss
---------

     Infinity recognized a net loss of $(1.8) million during the period ended March 31, 2004 compared to a net loss of $(0.6) million in the period ended
March 31, 2003. The increase in the loss was mainly due to a $0.2 million increase in operating expenses, a $0.5 million increase in depletion on oil and gas properties, and a $0.7 million increase in amortization of loan costs.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, the Company had a working capital deficit of $(4.1) million compared to a working capital deficit of $(2.2) million at December 31,
2003.    The increase in the working capital deficit was primarily the result of
$1.8 million of long-term debt to a related party reflected as current at March 31, 2004, since it is due in the first quarter of 2005 and additional borrowings on short-term notes that offset repayments of existing current debt.

     During the quarter ended March 31, 2004, cash provided by operations was $0.2 million compared to cash provided by operating activities during the quarter ended March 31, 2003 of $0.8 million. During the period ended March 31, 2004, Infinity used $2.9 million of cash in investing activities consisting of $2.5 million for oil and gas properties, $0.2 million for other assets and $0.1 million for property and equipment. This compares to Infinity investing $2.4 million in oil and gas properties, $0.1 million in other assets and $0.1 million in property and equipment during the period ended March 31, 2003.

     During the period ended March 31, 2004, Infinity-Wyoming borrowed $0.3 million with which to pay costs incurred in the development of its oil and gas properties. This loan is payable in ten payments of $25,000, two of which have already been made, plus interest at 6.75%. Infinity-Wyoming also converted approximately $0.2 million in accounts payable to a note payable with the vendor and will make monthly payments of approximately $13,500 plus interest for one year. Infinity-Wyoming also has a $5.1 million balance on its line of credit with U.S. Bank. The balance accrues interest on a monthly basis at 5.5%. The balance of the note is due June 30, 2006.

     As of March 31, 2004, Consolidated had borrowings of $0.5 million on a revolving credit line, $0.7 million on a term loan and $0.3 million on a capital expenditures line. Subsequent to March 31, 2004, Consolidated borrowed an additional $1.3 million in order to purchase the assets of Blue Star. LaSalle amended the existing term note and capital expenditures line and consolidated these borrowings together with the new borrowings related to the Blue Star acquisition, into a new note. Consolidated will make monthly payments of $95,626 plus interest on the new note until December 31, 2004, at which time the remaining principal and interest will be due. Management plans to, and anticipates, that it will be able to renegotiate the term of this note which will result in refinancing the debt to long-term debt.

     Infinity owes $1.8 million on a note to a related party which is due January 30, 2005, and accrues interest at 7%, with interest payments due monthly.

     Infinity and its subsidiaries owe approximately $4.0 million for real estate and equipment loans secured by assets of Infinity and its subsidiaries. These notes mature in one to eighteen years and have current payments of approximately $58,000 per month.

     Infinity received proceeds of approximately $4.0 million, net of offering costs, from a private placement of 1,000,000 shares of common stock in January 2004. In addition, Infinity received proceeds from the issuance of common stock, upon the exercise of 40,000 options, of $0.1 million during the period ended March 31, 2004.

     The working capital deficit as of March 31, 2004 was $(4.1) million. Infinity expects to spend approximately $3.7 million meeting its drilling and completion, pipeline installation and environmental impact study obligations during the next year and incur approximately $1.5 million in additional interest on its outstanding notes. Infinity also expects to incur approximately $2.0 million in corporate cash usage during the next year and has incurred $1.3 million in costs with the acquisition of Blue Star.

     Consolidated expects to generate approximately $3.6 million in operating cash flow from the oilfield service business during the remainder of 2004 and the first quarter of 2005. The cash flow from this business segment is expected to be driven by an increase in fracturing and acidizing business in the Cherokee Basin of southeast Kansas as customers move forward with development activities on leases that will be expiring within the next year, an increase in cementing activity in the Powder River Basin of Wyoming and an increase in oilfield service operations in eastern Kansas and northeast Oklahoma driven by higher oil and gas prices and the acquisition of Blue Star. Infinity-Wyoming is also expected to generate approximately $4.0 million in operating cash flow from oil and gas production operations during the remainder of 2004 and the first quarter of 2005. Management anticipates production from the wells on the Pipeline project to continue to produce approximately 3,300 Mcfe per day net to Infinity's interest and has not assumed any production increases from other exploration and production projects, including Labarge. In addition to the expected production volumes, Infinity-Wyoming has a contract in place to sell 2,000 MMBtu per day at $4.40 through March, 2005 and at $4.15 through March 2006. Production expenses are expected to stay fairly steady during the period.

     Consolidated anticipates obtaining additional proceeds from financing activity associated with the oilfield service assets. Consolidated currently has approximately $5.5 million in borrowing base capacity on these assets and believes that it will be able to restructure its current facility secured by those assets. The restructuring could potentially extend the payment terms of approximately $3.8 million of current debt into future periods if Consolidated is successful in restructuring the note to include a three-year payment term assuming 6% interest. Management has historically refinanced its asset-based credit facility on three year terms, which has generated proceeds that have been utilized for capital additions or distributed to the parent for other capital expenditures. Historically financing terms have restricted distributions from Consolidated to the parent; however, management anticipates that new terms would allow for additional funds to be distributed to the parent.

     The following amounts represent management's current estimates of certain expenses and sources of cash, from which actual expenditures and cash may vary materially. There can be no assurance that Infinity will not be required to obtain additional external financing in 2004 and the first quarter of 2005. The estimates do not include the Nicaragua exploration contract which is not currently completed, nor acquisitions, capital expenditures, or other development and exploration activities that are not currently completed:

                   Recap of Expected Minimum Cash Requirements
                       For the year ending March 31, 2005
                                    (In Millions)

          Current deficit                            $4.1
          Property development requirements           3.3
          Interest on notes                           1.5
          Blue Star acquisition                       1.3
          Corporate cash usage                        2.0
          Labarge environmental impact study          0.3
          Lease rental payments                       0.1
                                                     ----

          Total requirements                               $12.6
                                                           -----

          Sources of Cash

          Consolidated operations                    $3.6
          Infinity-Wyoming operations                 4.0
          Anticipated issuance of notes in lieu of
              cash payment of interest                0.8
          Refinancing of current debt with LaSalle    3.8
                                                     ----

            Total sources                                   12.2
                                                           -----

          Expected minimum cash requirement deficit        $ 0.4
                                                           =====

     In order to fund Infinity's expected minimum cash requirement deficit of $0.4 million, and any other potential development expenditures, Infinity will be required to pursue funding through conventional bank financing, the forward sale of its oil and gas production or through the public or private equity or debt market. Any proceeds from these potential sources will first be applied to the $0.4 million expected minimum cash requirement deficit discussed above. The amount of progress that Infinity-Wyoming will be able to make on the development of its properties will be dependent upon its ability to obtain the proper permits for the development, to secure the necessary drilling and completion services, and to fund the development. Obtaining permits and sufficient funding to meet these additional capital expenditures cannot be assured.

     In addition to its operating needs, Consolidated anticipates it will incur capital expenditures of approximately $1.0 million over the next year related to vehicle acquisitions and equipment fabrication and approximately $0.2 million of facilities capital maintenance. Management believes that credit available to Consolidated through local sources and vendors will be sufficient to meet Consolidated's capital expenditure needs of approximately $1.2 million.

     Infinity-Wyoming anticipates having capital expenditures, subject to permitting requirements, beyond its development obligations under the agreement with Schlumberger and Red Oak, as discussed above, of approximately $3.0 million. This is substantially less than potential expenditures identified in previous reports and reflects management's current interpretation of additional geological, geophysical and engineering data. The additional anticipated expenditures in order of priority are as follows: (1) drill and complete four wells (three net wells) in the Pipeline field at a cost of approximately $1.5 million; (2) remediate and complete two existing wells and drill and complete a horizontal well targeting the fractured Niobrara formation in the Sand Wash Basin at a cost of approximately $1.0 million; and (3) drill a wireline-cored pilot test well for evaluation of the coals on the Piceance Basin acreage at a cost of approximately $0.5 million. Infinity-Wyoming also anticipates incurring additional costs of approximately $0.3 million for various land acquisitions to fill in acreage within existing properties.

     Infinity continues to negotiate the final development agreement with INE for the Perlas and Tyra blocks offshore Nicaragua. Management believes that is should be able to complete the negotiations sometime in 2004. Upon completion of the negotiations, Infinity will be required to post a performance bond for the initial work to be done on the leases which will include an environmental study and the acquisition and re-processing of geophysical data. Infinity estimates the performance bond will be between approximately $0.2 million and $0.8 million depending on the final terms of the lease. Infinity also anticipates that it will incur additional costs to complete the negotiations and finalize the leases of approximately $0.1 million.

     Infinity is also pursuing the acquisition of 25,000 acres in the Fort Worth Basin of Texas. Development opportunities on the acreage will target principally the Barnett Shale formation. As final terms of an agreement have not been reached and due diligence has not been completed, Infinity cannot determine what financial resources might be required to complete the acquisition and exploration.


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

     If the net investment in oil and gas properties less asset retirement obligations, exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves including the effect of cash flow hedges, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Infinity is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved oil and gas properties, less asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the un-escalated prices in effect as of the last day of the quarter, including the effects of cash flow hedges, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. Infinity recognized a ceiling write down of $2,975,000 during 2003. At March 31, 2004, Infinity would have recognized a $1.5 million ceiling write-down based on the gas price in effect at that date. However, due to subsequent significant increases in gas sales prices and taking into account forward gas sales contracts at May 7, 2004, Infinity-Wyoming was not required to recognize a ceiling write-down in the quarter ended March 31, 2004. A decrease in gas prices, a significant decrease in estimated gas production in future periods, or the reclassification of development costs to properties subject to depletion without a corresponding increase in associated reserves could result in a ceiling write-down during future periods. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

Property, Equipment and Depreciation

     Equipment utilized in the oilfield service business and to support operations on Infinity's oil and gas properties is stated at cost. This equipment is depreciated using the straight-line method over the estimated useful lives of the assets of three to 30 years.

Valuation of Tax Asset

     Deferred tax assets and liabilities represent the future tax return consequences of temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence that is more likely than not to be realized in the form of a deferred tax valuations allowance.

                                     ITEM 3.
                                     -------
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------

     Infinity's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity's United States crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a monthly low of $4.84 per Mcf to a monthly high of $5.18 per Mcf during the quarter ended March 31, 2004. Oil price realizations ranged from a monthly low of $33.35 per barrel to a monthly high of $35.99 per barrel during the period.

     Infinity-Wyoming periodically enters into forward sales contracts on a portion of its projected natural gas production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels in order to manage Infinity-Wyoming's cash flow by reducing the exposure to gas price fluctuations. Beginning April 1, 2004, Infinity has a forward sales contract in place for the sale of 2,000 MMBtu per day at a price of $4.40 per MMBtu. The contract expires March 31, 2005 at which time it is replaced by a one-year contract for the sale of 2,000 MMBtu per day at a fixed price of $4.15 per MMBtu.

                                     ITEM 4.
                                     -------
                             CONTROLS AND PROCEDURES
                             -----------------------

     The chief executive officer and the chief financial officer have conducted an evaluation of the effectiveness of the design and operation of Infinity's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective as of March 31, 2004. During the quarter ended March 31, 2004, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting. Infinity believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in Infinity's controls subsequent to the evaluation date.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

     On January 16, 2004, Infinity completed a private placement of one million shares of its common stock at an aggregate offering price of $4.0 million. In connection with this private placement, Infinity relied on Section 4(2) of the Securities Act of 1933. The placement was made to two purchasers both of whom were accredited investors as defined in Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         10.1 Amended Loan and Security Agreement between LaSalle Bank N.A. and Consolidated Oil Well Services, Inc., term note and related guarantees.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)


(b)  Reports on Form 8-K:

         The Company filed a Form 8-K dated January 16, 2004, to disclose under
         Item 5 the completion of a private placement of its common stock and to file under Item 7 certain exhibits related to the placement.

         The Company filed a Form 8-K dated March 29, 2004, under Item 7 and
         Item 12 to report fourth quarter and year-end 2003 financial results, to report year-end proved reserves and to provide an update of exploration and production operations.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INFINITY, INC.


Dated:  May 17, 2004            By: /s/ Stanton E. Ross
                                   -------------------------------------
                                        Stanton E. Ross, President


Dated:  May 17, 2004            By: /s/ Jon D. Klugh
                                   -------------------------------------
                                   Jon D. Klugh, Chief Financial Officer