Form 10-Q
period 2004-06-30
INFINITY INC
filed 2004-08-17
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2004

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________, 19___ to ___________,19___.


                         Commission File Number: 0-17204

                                 INFINITY, INC.
   --------------------------------------------------------------------------
               (Exact Name of Issuer as Specified in its Charter)


        Colorado                                          84-1070066
-------------------------------              -----------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

                              211 West 14th Street
                             Chanute, Kansas 66720
          -----------------------------------------------------------
           Address of Principal Executive Offices, Including Zip Code

                                 (620) 431-6200
         ---------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              ---------------------------------------------------
             (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

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

There were 9,396,091 shares of the Registrant's Common Stock outstanding as of August 13, 2004.


                                 INFINITY, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                      Page
Part I            Financial Information                                               Number

Item 1.           Financial Information:

         Consolidated Balance Sheets............................................         3

         Consolidated Statements of Operations..................................         4

         Consolidated Statements of Comprehensive Income (Loss).................         6

         Consolidated Statement of Changes in Stockholders' Equity..............         7

         Consolidated Statements of Cash Flows..................................         8

         Notes to Unaudited Consolidated Financial Statements...................        10

Item 2.  Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations..........................        16

         Critical Accounting Policies...........................................        27

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............        28

Item 4.  Controls and Procedures................................................        29

Part II: Other Information

Item 1.  Legal Proceedings......................................................        29

Item 2.  Changes in Securities and Use of Proceeds..............................        29

Item 3.  Defaults Upon Senior Securities........................................        29

Item 4.  Submission of Matters to a Vote of Security Holders....................        29

Item 5.  Other Information......................................................        30

Item 6.  Exhibits and Reports on Form 8-K.......................................        30

Signatures......................................................................        31

Exhibits .......................................................................        32



                         INFINITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                                                           June 30, 2004  Dec. 31, 2003
                                                                           ------------    ------------
Current assets                                                              (unaudited)
     Cash and cash equivalents                                             $    582,910    $    727,134
     Accounts receivable, less allowance for doubtful
         accounts of $82,683 (2004) and $80,000 (2003)                        2,625,440       1,766,642
     Current portion of note receivable                                       1,589,054          16,311
     Inventories                                                                366,500         351,197
     Prepaid expenses and other                                                 273,012         206,314
     Derivative asset                                                                --          97,624
                                                                           ------------    ------------
         Total current assets                                                 5,436,916       3,165,222
Property and equipment, at cost, less accumulated depreciation               10,525,548      10,169,159
Oil and gas properties, using full cost accounting net
 of accumulated depreciation, depletion, amortization
  and ceiling write-down
         Subject to amortization                                             28,140,346      23,446,343
         Not subject to amortization                                         10,520,324      12,815,834
Intangible assets, at cost, less accumulated amortization                     2,448,129       3,952,989
Note receivable, less current portion                                                --       1,580,742
Other assets, net                                                               446,492         135,989
                                                                           ------------    ------------
Total assets                                                               $ 57,517,755    $ 55,266,278
                                                                           ============    ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable                                                         $    250,227    $         --
     Note payable - related party                                                20,000              --
     Current portion of long-term debt                                        1,189,289       1,762,777
     Current portion of note payable - related party                          1,750,000              --
     Accounts payable                                                         2,425,146       2,645,277
     Accrued expenses                                                         1,701,849         966,769
                                                                           ------------    ------------
         Total current liabilities                                            7,336,511       5,374,823
Long-term liabilities
     Production taxes payable                                                   224,654         229,889
     Asset retirement obligations                                               549,655         520,638
Long-term debt, less current portion                                         10,560,617       9,252,872
     8% subordinated convertible notes payable                                2,663,000       2,793,000
     7% subordinated convertible notes payable                               11,575,000      11,184,000
     Note payable - related party                                                    --       3,000,000
                                                                           ------------    ------------
         Total liabilities                                                   32,909,437      32,355,222
                                                                           ------------    ------------
Stockholders' equity
     Common stock, par value $.0001, authorized 300,000,000
       shares, issued and outstanding 9,396,091 (2004) and
       8,204,032 (2003) shares                                                      940             820
     Additional paid-in-capital                                              37,382,562      32,720,904
     Accumulated other comprehensive income                                          --          97,624
     Accumulated deficit                                                    (12,775,184)     (9,908,292)
                                                                           ------------    ------------
         Total stockholders' equity                                          24,608,318      22,911,056
                                                                           ------------    ------------
Total liabilities and stockholders' equity                                 $ 57,517,755    $ 55,266,278
                                                                           ============    ============


The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

            See Notes to Unaudited Consolidated Financial Statements

                         INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended June 30,
                                                        2004           2003
                                                    -----------    -----------
Revenues
 Oil and gas service operations                     $ 3,343,906    $ 3,006,653
 Oil and gas sales                                    1,701,554      1,995,954
                                                    -----------    -----------

Total revenues                                        5,045,460      5,002,607

Cost of revenues
 Oil and gas service operations                       1,857,114      1,527,209
 Oil and gas production expenses                        474,861        552,640
 Oil and gas production taxes                           195,238        216,666
                                                    -----------    -----------

     Total cost of revenue                            2,527,213      2,296,515
                                                    -----------    -----------

Gross profit                                          2,518,247      2,706,092

Operating expenses                                    1,564,074      1,666,247
Depreciation, depletion and amortization              1,314,688        544,071
                                                    -----------    -----------

     Operating income (loss)                           (360,515)       495,774
                                                    -----------    -----------

Other (expense) income
     Interest and other income                           38,157         37,976
     Amortization of loan costs                        (430,692)      (457,930)
     Interest expense and finance charges              (310,478)      (296,318)
     Loss on sales of assets                            (38,679)        (3,694)
                                                    -----------    -----------
             Total other expense                       (741,692)      (719,966)
                                                    -----------    -----------

Net loss before income taxes                         (1,102,207)      (224,192)

Income tax benefit                                           --             --
                                                    -----------    -----------

Net loss                                            $(1,102,207)   $  (224,192)
                                                    -----------    -----------

Basic and diluted net loss per common share         $     (0.12)   $     (0.03)
                                                    -----------    -----------

Weighted average basic
 and diluted shares outstanding                       9,396,091      8,061,396


            See Notes to Unaudited Consolidated Financial Statements

                         INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Six Months Ended June 30,
                                                       2004           2003
                                                    -----------    -----------
Revenues
 Oil and gas service operations                     $ 5,539,630    $ 4,873,960
 Oil and gas sales                                    3,072,852      3,734,090
                                                    -----------    -----------

Total revenues                                        8,612,482      8,608,050

Cost of revenues
 Oil and gas service operations                       3,277,666      2,732,156
 Oil and gas production expenses                        837,585      1,293,280
 Oil and gas production taxes                           351,212        426,349
                                                    -----------    -----------

     Total cost of revenue                            4,466,463      4,451,785
                                                    -----------    -----------

Gross profit                                          4,146,019      4,156,265

Operating expenses                                    2,826,150      2,768,480
Depreciation, depletion and amortization              2,361,828      1,079,527
                                                    -----------    -----------

     Operating income (loss)                         (1,041,959)       308,258
                                                    -----------    -----------

Other (expense) income
     Interest and other income                           77,032         78,776
     Amortization of loan costs                      (1,274,097)      (644,124)
     Interest expense and finance charges              (589,214)      (582,430)
     Loss on sales of assets                            (38,654)        (3,694)
                                                    -----------    -----------
             Total other expense                     (1,824,933)    (1,154,472)
                                                    -----------    -----------

Net loss before income taxes                         (2,866,892)      (846,214)

Income tax benefit                                           --             --
                                                    -----------    -----------

Net loss                                            $(2,866,892)   $  (846,214)
                                                    -----------    -----------

Basic and diluted net loss per common share         $     (0.31)   $     (0.11)
                                                    -----------    -----------

Weighted average basic
 and diluted shares outstanding                       9,295,798      7,907,466


            See Notes to Unaudited Consolidated Financial Statements


                         INFINITY, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                 Three Months                  Six Months
                                                 Ended June 30                Ended June 30
                                           --------------------------    --------------------------
                                               2004          2003            2004          2003
                                           -----------    -----------    -----------    -----------

Net loss                                   $(1,102,207)   $  (224,192)   $(2,866,892)   $  (846,214)

Other comprehensive income:
   Unrealized loss on forward sales
   contract, net of deferred tax expense
   of $75,426 for the three months ended
   6/30/2003:                                       --        888,976             --        768,492
Reclassifications, net of deferred
   benefit of $57,559 for the three
   months ended 6/30/2003:                          --        (91,944)        97,624             --
                                           -----------    -----------    -----------    -----------
Total other comprehensive income (loss)             --        797,032         97,624        768,492
                                           -----------    -----------    -----------    -----------

Comprehensive income (loss)                $(1,102,207)   $   572,840    $(2,769,268)   $   (77,722)
                                           ===========    ===========    ===========    ===========

            See Notes to Unaudited Consolidated Financial Statements


                         INFINITY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                 Common Stock          Additional        Other                           Total
                                         ---------------------------     Paid-In      Comprehensive    Accumulated   Stockholders'
                                            Shares         Amount        Capital         Income          Deficit        Equity
                                         ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2003                  8,204,032   $        820   $ 32,720,904   $     97,624    $ (9,908,292)   $ 22,911,056

Issuance of common stock for
   cash upon the exercise of options           40,000              4         59,996             --              --          60,000

Conversion of 8% subordinated
   convertible notes and accrued interest
   into common stock                           27,059              3        132,033             --              --         132,036

Issuance of common stock for
   cash at $4.00 per share, net of
   $30,258 of deferred offering costs       1,000,000            100      3,969,642             --              --       3,969,742

Issuance of common stock as partial
   payment on related party debt,
   valued at $4.00 per share                  125,000             13        499,987             --              --         500,000

Change in other comprehensive income               --             --             --        (97,624)             --         (97,624)

Net loss for period                                --             --             --             --      (2,866,892)     (2,866,892)
                                         ------------   ------------   ------------   ------------    ------------    ------------
Balance, June 30, 2004                      9,396,091   $        940   $ 37,382,562   $         --    $(12,775,184)   $ 24,608,318
                                         ============   ============   ============   ============    ============    ============


            See notes to Unaudited Consolidated Financial Statements


                         INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Six Months Ended June 30,
                                                                     2004          2003
                                                                 -----------    -----------
Cash flows from operating activities
     Net loss                                                    $(2,866,892)   $  (846,214)
     Adjustments to reconcile net loss to net cash
         provided by operating activities
              Depreciation, depletion and amortization             2,361,828      1,079,527
              Amortization of loan costs included in
                  interest expense                                 1,274,097        644,124
              Loss on sale of assets                                  38,654          3,694
     (Increase) decrease in operating assets
                  Accounts receivable                               (858,798)    (1,060,144)
                  Inventories                                        (15,303)        17,192
                  Prepaid expenses                                   (66,698)       104,718
     Increase (decrease) in operating liabilities
                  Accounts payable                                   (50,600)       281,662
                  Accrued expenses                                 1,052,698        578,561
                                                                 -----------    -----------
Net cash provided by operating activities                            868,986        803,120
                                                                 -----------    -----------

Cash flows from investing activities
     Proceeds from sale of property and equipment                    159,479         42,911
     Investment in oil and gas properties                         (3,670,809)    (2,908,614)
Investment in other assets and intangibles                          (322,503)      (335,001)
     Purchase of property and equipment                           (1,177,139)      (139,759)
     Payments on note receivable                                       7,999          7,407
                                                                 -----------    -----------
Net cash used in investing activities                             (5,002,973)    (3,333,056)
                                                                 -----------    -----------

Cash flows from financing activities
     Proceeds from notes payable                                     295,000      2,263,381
     Proceeds from borrowings on long-term debt                    2,863,997        853,714
     Proceeds from issuance of common stock                        4,060,000        815,819
     Equity issuance costs                                           (30,258)            --
     Repayment of notes payable                                     (194,304)            --
     Repayment of debt                                            (3,004,672)    (1,504,990)
                                                                 -----------    -----------

     Net cash provided by financing activities                     3,989,763      2,427,924
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                           (144,224)      (102,012)

Cash and cash equivalents, beginning of period                       727,134        867,017
                                                                 -----------    -----------
Cash and cash equivalents, end of period                         $   582,910    $   765,005
                                                                 ===========    ===========

            See Notes to Unaudited Consolidated Financial Statements


                         INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                          2004        2003
                                                                        --------    --------
Supplemental cash flow disclosures:

Cash paid for interest, net of
     amounts capitalized                                              $  587,520   $  572,832

Non-cash transactions:
     Amortization of loan costs included  in oil and gas properties      240,768    2,714,974

     Change in accumulated other comprehensive income,
         net of income taxes in 2003                                      97,624      768,492

     Property and equipment acquired through
         seller financed debt, net                                       195,115      967,975

     Stock-based compensation for options issued with
         bridge loans recorded as loan costs                                  --    4,543,329

     Conversion of subordinated debt and accrued
         interest to common stock                                        132,036    3,096,952

     Non-cash investment in retirement obligation on
         long-lived assets                                                18,669      447,357

     Issuance of common stock in partial satisfaction of
         related party debt                                              500,000           --

     Conversion of accounts payable into a note payable                  169,531           --

     Issuance of 7% Convertible Subordinated Notes in
         lieu of cash interest payment                                   391,000           --


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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). A summary of Infinity's significant accounting policies is herein incorporated by reference from the annual report on Form 10-K at December 31, 2003 of Infinity and the subsequent amendments to the report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the classifications used in the current period. These reclassifications did not have an impact on previously reported results of operations. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying unaudited consolidated financial statements should be read in conjunction with Infinity's audited consolidated financial statements for the year ended December 31, 2003.

      The consolidated financial statements include the accounts of Infinity and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

      Subsequent to June 30, 2004, Infinity, Inc. formed a new wholly owned subsidiary, Infinity Oil and Gas of Texas, Inc. ("Infinity-Texas") to acquire and develop oil and gas properties in Texas. This subsidiary is a Delaware corporation with its headquarters located in Denver, Colorado.

(2)   Going Concern

      Infinity's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2004, Infinity had a consolidated net loss of approximately $2.9 million, and a working capital deficit at June 30, 2004 of approximately $1.9 million compared to a working capital deficit of approximately $2.2 million at December 31, 2003.

      Infinity also has capital expenditure obligations through the period ending June 30, 2005 of:

      o approximately $0.6 million under the initial completion phase of a development contract for its Labarge project;

      o approximately $0.3 million for the Labarge environmental impact study and Pipeline environmental assessment and $0.1 million for lease rental payments;

      o approximately $0.3 million to complete two Pipeline wells drilled in June and July in which Infinity-Wyoming owns a 50% working interest;

      o approximately $1.5 million to acquire an interest in 28,400 (21,800 net) acres of oil and gas leases in the Fort Worth Basin of Texas. This acquisition, which closed in July 2004, was funded with proceeds from an amended loan agreement with LaSalle Bank, N. A. (LaSalle Bank") as discussed below. The purchase agreement also requires Infinity to drill four wells prior to July 14, 2005, which management estimates will cost approximately $2.1 million, and complete such wells prior to September 13, 2005.

      o approximately $0.3 million for interest on notes (net of the anticipated issuance of notes in lieu of cash payments), and; approximately $2.0 million for general corporate usage;

      o Approximately $2.2 million for the payment of long term debt in July, 2004 When Consolidated refinanced its debt with LaSalle Bank.

      Thus, in total, Infinity has current minimum cash requirements of approximately $11.3 million including the working capital deficit at June 30, 2004.

      Subsequent to June 30, 2004 the credit facility with LaSalle Bank was amended to increase the size of the term loan note to $5.4 million, consolidate approximately $0.9 million in additional outstanding debt, extend the term of the facility until December 31, 2007, reduce restrictions on the distribution of funds to Infinity, Inc and provide working capital to Infinity.

      Consolidated borrowed approximately $5.4 million from LaSalle Bank under the term loan note of which:

      o approximately $3.0 million was utilized to pay existing debt, including the existing term loan under the LaSalle Bank facility;

      o approximately $1.5 million funded the acquisition of the oil and gas leases in the Fort Worth Basin;

      o approximately $0.7 million was used to pay outstanding payables, and;

      o approximately $0.2 million will be used for capital additions by Consolidated.

      The current portion of long-term debt at June 30, 2004 reflects $0.8 million of current debt under payment terms of the amendment for the $3.0 million of existing debt that was paid with the proceeds from the borrowings. The credit facilities with LaSalle Bank and US Bank limit the amount of funds that can be distributed to Infinity, Inc. These limitations could affect the timing and amount of corporate expenditures.

      Management believes it will be able to fund approximately $6.8 million of its current minimum cash requirements from cash generated by its operations during the remainder of 2004 and the first half of 2005. However, the timing of the receipt of cash from operations is not expected to match the timing of cash requirements so as to allow Infinity to meet its obligations in a timely manner. Thus management expects that Infinity will be required to fund some of its obligations through other sources. In order to fund these obligations, and any other capital expenditures, in a timely manner, Infinity will be required to pursue additional funding through potential short-term borrowings, conventional bank financing, the forward sale of its oil and gas production, the sale of assets, or through the public or private equity or debt markets. The ability of Infinity to achieve the required operating results to provide funding or obtain additional debt or equity financing on terms acceptable to management, cannot be assured.

      At December 31, 2003, Infinity reduced proved reserves and recorded a $2.8 million ceiling write-down on its oil and gas properties. Future proved reserve reductions or ceiling write-downs could hinder Infinity's ability to obtain future financing on terms acceptable to management or could result in reductions in the borrowing base on existing credit facilities, which could result in accelerated payment of those obligations.

(3)   Acquisitions

      Effective April 20, 2004, Consolidated acquired substantially all of the assets and liabilities of Blue Star Acid Services, Inc. ("Blue Star"), a provider of acid and cementing services in eastern and central Kansas and north-central Oklahoma, for $1.2 million in cash and the assumption of $0.2 million in liabilities. The acquisition was funded with $1.3 million of current debt through an amendment of Consolidated's facility with LaSalle Bank. The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

                                At April 20, 2004


Current assets                                   $    223,000
Property, plant and equipment                       1,172,000
                                                                  ---------
Total assets acquired                                             1,395,000

Current liabilities                                   (70,000)
Long-term debt                                       (125,000)
                                                                  ---------
Total liabilities assumed                                          (195,000)
                                                                  ---------
Net assets acquired                                             $ 1,200,000
                                                                ===========

      The operations of Blue Star are included in Infinity's consolidated statement of operations effective April 20, 2004. Consolidated has entered into a month-to-month lease for Blue Star's former office and facilities with one of the former owners of Blue Star who is currently an employee of Consolidated. The Audit Committee of Infinity has approved this month-to-month lease agreement with the related party. Consolidated is currently negotiating a long-term lease on the facility which will require Audit Committee approval prior to execution.

(4)   Oil and Gas Properties

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

      From inception through June 30, 2004, Infinity has capitalized the following financing costs related to properties not subject to amortization. As these projects are developed, the costs are transferred to properties subject to amortization:

                                                   Six Months
                                                     Ended      Cumulative
                                                 June 30, 2004   to Date
                                                  ----------   ----------

Beneficial conversion feature related to the 8%
 subordinated convertible notes                           --   $1,165,500
Capitalized interest                                 281,704   $2,342,634
Capitalized amortization of loan costs               240,768   $3,095,844
                                                  ----------   ----------
                                                     522,472   $6,603,978
                                                  ==========   ==========

      If the net investment in oil and gas properties, as adjusted for asset retirement obligations, exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, adjusted for cash flow hedges, and (2) the lower of cost or fair market value of properties in the process of development and unexplored acreage, the excess is charged to expense as a ceiling write-down. The standardized measure is calculated using a 10% discount rate and is based on un-escalated prices in effect at quarter-end, or a subsequent effective measurement date if there are significant changes in pricing, volumes and costs which would materially affect the measurement, with effect given to the Infinity's gas sales contracts. At June 30, 2004, Infinity would have recognized a $1.0 million ceiling write-down based on a gas price of approximately $5.63 per thousand cubic feet ("Mcf") and an oil price of approximately $38.74 per barrel of oil ("Bbl") in effect at that date. However, due to subsequent significant increases in gas and oil sales prices to approximately $5.91 per Mcf and $44.52 per Bbl at the August 10, 2004 measurement date, Infinity was not required to recognize a ceiling write-down during the six months ended June 30, 2004. A decrease in oil or gas prices, a significant decrease in estimated gas production in future periods, or the reclassification of development costs to properties subject to depletion without an increase in associated proved reserves could result in a ceiling write-down during future periods.

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

(5)   Note Payable - Related Party

      The president and chief executive officer of Infinity loaned $20,000 to Infinity for general corporate purposes on June 11, 2004. The note accrues interest at six percent (6%) per annum and is due 90 days from inception. The transaction was reviewed and approved by the Audit Committee.

(6)   Long-Term Debt

      Effective June 13, 2001, Infinity, Inc. sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement. During the six months ended June 30, 2004, $130,000 of the notes and interest accrued on those notes were converted into 27,059 shares of common stock, leaving an outstanding balance on the notes of $2,663,000 at June 30, 2004.

      Effective April 17, 2002, Infinity, Inc. sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement. Interest payments can be made in cash or through the issuance of additional notes. Infinity issued $391,000 in additional notes for the payment of accrued interest due April 15, 2004, leaving an outstanding balance on the notes of $11,575,000 at June 30, 2004.

      Effective November 25, 2002, Infinity issued $3,000,000 in unsecured notes to a stockholder. These notes are secured with a first or second interest in certain gas properties and accrue interest at 7% per annum. On January 15, 2004, Infinity issued 125,000 shares of common stock valued at $4.00 per share and paid $750,000 in cash, as partial payment on the $3,000,000 bridge note. The remaining note balance of $1,750,000 is due January 30, 2005.

      Subsequent to June 30, 2004, Consolidated borrowed $5.4 million under an amended credit facility with LaSalle Bank. The amended facility requires monthly payments of $113,493 plus interest through November 2007, with a final payment of the remaining balance of the note due December 31, 2007. The new facility accrues interest at the Prime Rate plus 1.25% per annum, (5.25% at August 1, 2004). Proceeds from the borrowing were used to pay existing long term debt, pay outstanding trade payables, acquire oil and gas leases, and for other working capital purposes. On August 13, 2004 LaSalle Bank waived a violation of the net income covenant at June 30, 2004. The current portion of long-term debt at June 30, 2004 reflects $0.8 million of current debt under payment terms of the amendment for the $3.0 million of existing debt that was paid with the proceeds from the borrowings.

      Effective August 12, 2004, Infinity-Wyoming entered into a First
Amendment of Credit Agreement with U.S. Bank National Association. The amendment established the borrowing base at $5.3 million for the period from August 12, 2004 through December 31, 2004. Infinity-Wyoming has elected to make five monthly $40,000 principal payments beginning on August 31, 2004, to satisfy the borrowing base deficiency. Should the next scheduled semi-annual borrowing base redetermination not occur as scheduled on December 31, 2004, variable monthly amortization of the loan would commence on January 31, 2005, and all remaining amounts outstanding would be due on June 30, 2006. Management is of the opinion that the redetermination will occur as scheduled and that no loan amortization will commence at that time. The amendment also waived a violation of the working capital covenant at June 30, 2004.

      There were no other significant changes to existing debt other than changes caused by payments under normal payment terms.

(7)   Earnings Per Share

      Basic earnings per share were computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the periods. At June 30, 2004 and 2003, potential common shares of 2,750,800 and 2,919,450, respectively, are anti-dilutive.

(8)   Equity - Common Stock

      Infinity received proceeds of $4,000,000 and incurred offering costs of approximately $30,000 when it issued 1,000,000 share of common stock pursuant to a stock purchase agreement dated January 14, 2004. The proceeds of this offering were used to repay $750,000 on the note to a stockholder discussed in Note (6), to pay costs associated with the completion of six Pipeline wells drilled in the fourth quarter of 2003, to acquire an additional interest in two producing wells and 960 acres of undeveloped leases adjacent to the Pipeline producing leases, to pay for well completion services not provided by Schlumberger Technology, Ltd ("Schlumberger") under the Labarge development agreement with Schlumberger, and to pay for other working capital needs.

(9)   Equity - Stock Options

      During the six months ended June 30, 2004, options to purchase 40,000 shares of common stock were exercised resulting in proceeds to Infinity of $60,000. Options to purchase 84,000 shares were forfeited under a termination clause in the Option Plans.

      On April 16, 2004 the Board of Directors adopted the 2004 Stock Option Plan which was approved by the Shareholders at the June 16, 2004 Annual Meeting of Shareholders. The 2004 Stock Option Plan allows Infinity to grant incentive stock options and non-qualified stock options to purchase up to 410,000 shares of common stock at no less than the market price per share. Infinity granted 407,500 options on common shares at an option price of $4.26 per share during the six months ended June 30, 2004. No incentive stock options were granted in the period ended June 30, 2003. No compensation cost was recorded for the options granted during The period. Had compensation costs for employee options under Infinity's 2004 Stock Option Plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", Infinity's net loss and earnings per share would have been as follows:

                                                              For the Six Months
                                                                Ended June 30,
                                                                     2004
                                                                 -----------

Net loss as reported                                             $(2,866,892)
Deduct:  Total stock-based employee compensation
    expense, determined under fair value based method
    for all awards, net of tax                                    (1,527,892)
                                                                 -----------
    Pro forma net income                                         $(4,394,874)
                                                                 ===========

Basic and diluted loss per share as reported                     $     (0.31)
Basic and diluted loss per share - pro forma                     $     (0.47)

      For options granted during the six months ended June 30, 2004, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under Infinity's plan was based on a weighted average risk-free interest rate of 1.5%, and expected option life of 5 years, expected volatility of approximately 147% and no expected dividends.

(10)  Recent Accounting Pronouncements

      In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft entitled "Share-Based Payment, and Amendment of FASB Statements No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchanged for (a) equity instruments or the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for Infinity on January 1, 2005. Infinity is currently unable to determine what effect this statement will have on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

                           FORWARD LOOKING STATEMENTS

      This Form 10-Q contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. We use words such as "anticipate," "believe," "estimate," "expect," "may," "plan," "project," "should" or similar expressions to identify forward-looking statements. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Forward-looking statements in this Form 10-Q include, among other things, statements regarding:

o     Infinity's growth strategies;

o anticipated trends in Infinity's business and its future results of operations;

o     estimates of expenses and revenues;

o     sources, timing and terms of additional or renegotiated financing;

o     amount and timing of future capital expenditures;

o     market conditions in the oil and gas industry;

o     the level of anticipated production of oil and gas;

o potential acquisitions and dispositions, including timing, cost and likelihood of successfully integrating acquisitions;

o the costs of complying with government regulation, including the likelihood and timing of obtaining required government permits;

o exploration and development activity, including the number and timing of new or recompleted wells, planned expenditures and anticipated production;

o     demand for Infinity's oil field services;

o continued evaluation of the Labarge acreage under the Schlumberger agreement;

o success or progress regarding negotiations for the development of concessions in Nicaragua; and

o     the impact of the adoption of new accounting standards.


      These forward-looking statements are based largely on Infinity's expectations and are subject to numerous risks and uncertainties that are beyond Infinity's control. The forward-looking statements we discuss in this report might not occur in light of these risks and uncertainties. Specific examples of these risks and uncertainties include the volatility of oil and gas prices, the likelihood of obtaining financing on acceptable terms and the uncertainties surrounding the continued evaluation of the Labarge acreage. These and many other risks and uncertainties are described in our Annual Report on Form 10-K for the year ended December 31, 2003 under the heading "Risk Factors." We undertake no obligation to update these forward-looking statements.

Overview

      Infinity is an independent energy company primarily engaged in the operation, development, production, exploration and acquisition of North American unconventional natural gas properties. Infinity, through its wholly-owned subsidiary Infinity Oil & Gas of Wyoming, Inc. ("Infinity-Wyoming") currently has net production of approximately 3.0 million cubic feet ("MMcf") of natural gas per day and 80 barrels of oil per day from its Pipeline field on the Wamsutter Arch in the Greater Green River Basin of south-central Wyoming ("Pipeline") and is evaluating the results of completions or recompletions of three coal bed methane gas wells on its Labarge property in the Big Piney area in the Greater Green River Basin of southwestern Wyoming. Consolidated Oil Well Services, Inc. ("Consolidated"), a wholly-owned Kansas corporation, provides oil and gas field services in eastern Kansas, northeastern Oklahoma and the Powder River Basin of Wyoming.

Recent Developments

      During the first six months of 2004, Infinity-Wyoming completed six wells on Pipeline acreage that were drilled prior to December 31, 2003. In addition to the completion activity, Infinity-Wyoming assumed operations of two additional wells in the field following an acquisition of additional working interest in those wells in March 2004. The acquisition of the additional interest resulted in the addition of approximately 70 Mcf per day of gas production net to Infinity's interest from the two new wells. The acquisition also included six 160-acre undeveloped drilling locations immediately adjacent to Infinity-Wyoming's existing producing leasehold. Infinity-Wyoming has drilled wells at two of these locations and expects to complete the two wells prior to the end of the third quarter of 2004 at an estimated total cost of $300,000, net to our 50% working interest.

      Infinity-Wyoming, under an agreement with Schlumberger Technology, Ltd ("Schlumberger") and Red Oak Capital Management, LLC ("Red Oak") has completed one well and re-completed two additional wells of the ten wells drilled on the Labarge acreage. Infinity-Wyoming expects to complete or re-complete two additional wells under the agreement during the balance of 2004. Infinity and Schlumberger continue to evaluate the effectiveness of the activity as measured by initial production results and technical data derived from the work. Upon determination of optimal completion technologies, Infinity-Wyoming anticipates that it and Schlumberger will be positioned to drill up to ten new wells at Labarge during the second half of 2005.

      Infinity, which has been awarded concessions for the development of 24 blocks consisting of approximately 1.4 million acres offshore Nicaragua, is currently negotiating the final terms of the lease and development plans with the government of Nicaragua. Management believes that it will complete the exploration and production agreement during the third quarter of 2004.

      On April 20, 2004, Consolidated acquired the assets and assumed certain liabilities of Blue Star, an oilfield services firm based in Eureka, Kansas. In the twelve-month period ended February 29, 2004, Blue Star generated revenues in excess of $1.5 million (unaudited). The acquisition was funded by restructuring the borrowings under Consolidated's existing credit facility and is expected to satisfy a portion of Consolidated's anticipated 2004 equipment and personnel needs. Blue Star provided acid and cementing services in an area that overlapped a substantial portion of the eastern Kansas service area of Consolidated as well as central Kansas and north central Oklahoma. With the acquisition, Consolidated expanded its service area, increased its cementing capabilities through the acquisition of equipment which is designed to provide service to deeper oil and gas wells, eliminated possible future capital expenditures for additional equipment, and retained experienced personnel. Agreements associated with the acquisition include a three-year non-compete agreement by the previous principal owners of Blue Star and the manager of the facility and a three-year employment contract with the facility manager.

On July 9, 2004, Consolidated amended the terms of the loan agreement with LaSalle Bank to increase the borrowing base. As a result Infinity borrowed an additional $5.4 million under the term loan. Proceeds from the loan were used to pay approximately $3.0 million of existing long-term debt, fund the July 2004 acquisition of the Barnett Shale acreage in the Fort Worth Basin of Texas, pay existing trade payables and for other working capital and capital expenditures needs. The amended loan has monthly payments of $113,493 plus interest through November 2007, with a final payment due December 31, 2007. The loan bears interest at the Prime Rate plus 1.25% (5.25% at August 1, 2004). The current portion of long-term debt at June 30, 2004 reflects $0.8 million of current debt under payment terms of the amendment for the $3.0 million of existing debt that was paid with the proceeds from the borrowings.

      On July 16, 2004, Infinity-Texas, Inc. ("Infinity-Texas"), a newly incorporated, wholly owned subsidiary of Infinity, Inc. acquired approximately 28,400 (21,800 net) acres of leasehold in the Barnett Shale area of the Fort Worth Basin of north central Texas for approximately $1.5 million. The acquisition was financed under the amendment to the LaSalle Bank agreement discussed above. The purchase agreement also requires Infinity to drill four wells prior to July 14, 2005, which management estimates will cost approximately $2.0 million, and complete such wells prior to September 13, 2005 or relinquish the acreage to the seller.

Second Quarter 2004 Overview

      Infinity reported a loss of approximately $(1.1) million, or $(0.12) per diluted share, for the second quarter of 2004 compared to a loss of approximately $(0.2) million or $(0.03) per diluted share in the second quarter of 2003. The increase in the net loss for the period was mainly due to the following factors:

o Production of oil and gas decreased 21% which was partially offset by an 11% increase in realized prices and a 13% decrease in production expenses.

o Depletion of oil and gas assets increased by $0.8 million due to an increase in depletable costs and a decrease in the proved reserves over which development costs are being depleted.

2004 Operational and Financial Objectives

Oilfield Services

      Consolidated expects to realize an increase in its oilfield service revenue during the remainder of 2004. This anticipated increase is due to an increase in the number of wells being drilled by property owners in Consolidated's service areas during the second quarter of 2004, and as a result of the Blue Star acquisition made in April, 2004. Consolidated will continue to evaluate additional acquisitions in order to:

o     expand the services currently provided,

o     expand the area currently serviced,

o gain market share by providing complementary services to its existing services, and

o     gain market share through mergers and acquisitions.

Revenues from oilfield services are expected to be between $13.5 million and $15.0 million for the remainder of 2004 and the first half of 2005. Consolidated could incur capital expenditures, in addition to those incurred in the Blue Star acquisition of approximately $0.4 million related to equipment and facilities. There are no current commitments for these potential capital expenditures acquisitions and management believes Consolidated would be able to finance them through additional vendor financing or cash generated by operations.

Oil and Gas Production

Infinity-Wyoming

      Infinity-Wyoming plans to focus on the following strategic operational objectives during the remainder of 2004. These objectives include the following contractual obligations:

o completion of the Labarge environmental impact study and the Pipeline environment assessment in order to facilitate future permitting on the projects at an estimated cost of approximately $0.3 million;

o evaluate and maintain strategic oil and gas leases through appropriate lease rental payments at an estimated cost of $0.1 million; and

o participate in the completion of two additional wells in the initial well completion bundle under the agreement with Schlumberger and Red Oak. The expected cost for the completion activities is approximately $0.6 million.

      Contingent on obtaining the required regulatory permits and funding on terms acceptable to Infinity-Wyoming, it will focus on the following strategic operational objectives during the remainder of 2004:

o optimize production from certain Pipeline wells through selective workovers or additional completion and stimulation activity;

o increasing daily production, net to Infinity-Wyoming's interest by approximately 1.3 MMcfe per day by drilling three additional operated wells and completing two recently drilled wells (a net of four to Infinity-Wyoming's interest) at an estimated cost of $1.9 million on Pipeline proved undeveloped locations;

o drill and complete one well targeting the Frontier formation at a Labarge location at an estimated cost of $0.8 million;

o drill and complete one horizontal fractured Niobrara well at its proved undeveloped location in the Sand Wash Basin of Colorado at an estimated cost of $1.2 million;

o perform remediation, completion and exploration activities on the Sand Wash and Piceance prospects in order to further evaluate the properties for potential joint venture opportunities and development.
      Infinity-Wyoming anticipates spending approximately $0.5 million on these activities.

Infinity-Texas

      Depending on the successful completion of the initial well required under its lease agreement in the Fort Worth Basin and contingent on funding availability, Infinity-Texas anticipates the drilling of four horizontal wells in the Fort Worth Basin of north central Texas during the fourth quarter of 2004 and the completion of such wells during the first half of 2005 at an estimated cost of $4.5 million. Management also anticipates costs of approximately $0.5 for the acquisition of additional leases in the field and $0.6 million for the installation of compression facilities and access to pipeline facilities.

The ability of Infinity-Texas to complete these activities is dependent on the availability of the capital resources required to fund the activity.

Infinity, Inc. Activity

      Infinity continues to negotiate the final exploration and production agreement with the Instituto Nicaraguense de Energia ("INE") for the Perlas and Tyra blocks offshore Nicaragua. Management believes that is should be able to complete the negotiations sometime in the third quarter of 2004. Upon completion of the negotiations, Infinity will be required to post a performance bond for the initial work to be done on the leases, which will include an environmental study and the acquisition and re-processing of geophysical data. Infinity estimates the performance bond will be between approximately $0.2 million and $0.8 million depending on the final terms of the lease. Infinity also anticipates that it will incur additional costs to complete the negotiations and finalize the leases of approximately $0.1 million.

                              RESULTS OF OPERATIONS

                           Three Months Ended June 30

      Infinity incurred a net loss after taxes of $1.1 million, or $0.12 per fully diluted share, in the quarter ended June 30, 2004 compared to a net loss after taxes of $0.2 million, or $0.03 per fully diluted share in the quarter ended June 30, 2003.

      Infinity experienced a $0.2 million decrease in gross profit to $2.5 million in the quarter ended June 30, 2004 from $2.7 million for the quarter ended June 30, 2003. The decrease in gross profit during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 was the result of a $0.2 million, or 16%, decrease in gross profit from oil and gas production operations on a decrease in revenue of $0.3 million. A $0.3 million, or 11%, increase in oil field service revenue was offset by a $0.3 million or 21% increase in costs to provide the services due to higher labor, fuel and materials costs.

      For the three months ended June 30, 2004, Infinity recognized $1.3 million in depreciation, depletion and amortization expense compared to $0.5 million in the three months ended June 30, 2003. The $0.8 million increase was the result of a $0.7 million increase in depletion of oil and gas properties due to an increase in depletable assets as additional wells were brought online and a lower proved reserve base over which the oil and gas properties are being depleted.

Oilfield Services

      Consolidated recorded sales of $3.3 million and cost of revenues of $1.9 million for the quarter ended June 30, 2004 compared to sales of $3.0 million and cost of revenues of $1.5 million for the comparable period ended June 30, 2003. Revenue from the Eureka, Kansas facility (Blue Star) contributed approximately $0.4 in revenue and approximately $0.2 million in cost of sales to the quarterly results. The following table details the comparison of gross revenue in millions of dollars, before discounts, for the periods indicated, based on the number and type of core service jobs performed (due to rounding the sum of the individual amounts presented may not equal the totals):



                           Oilfield Service Statistics
                        ($ in millions, before discounts)

                                     Three Months ended June 30,
                        -----------------------------------------------------
                                  2004                         2003                   CHANGE
                        -------------------------    ------------------------ -----------------------
     JOB TYPE            JOBS          REVENUE        JOBS          REVENUE     JOBS       REVENUE
    Cementing             945          $2.1           514           $1.1        431         $1.0
    Acidizing             267          $0.3           354           $0.4        (87)       $(0.1)
    Fracturing            165          $1.2           286           $1.7       (121)       $(0.5)
Discounts
 and eliminations                     $(0.3)                       $(0.2)                  $(0.1)
                                      -----                        -----                   -----
                                       $3.3                         $3.0                    $0.3
                                      =====                        =====                   =====

      Continued wetter than normal conditions in eastern Kansas, delays in completing wells by operators, and increased competition in fracturing services resulted in a significant reduction in the number of acidizing and fracturing jobs completed during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. The 42% decrease in the number of fracturing jobs completed was partially offset by a 22% increase in the revenue generated per job from approximately $6,000 per job in the quarter ended June 30, 2003 to approximately $7,300 per job in the 2004 period. Management anticipates an increase in acidizing and fracturing services during the second half of 2004 compared to the prior year due to the increase in the number of cement jobs during the first half of 2004 compared to the prior-year period. With the increase in the revenue per job, as indicated by the first quarter analysis, and the expected increase in the number of acidizing and fracturing jobs anticipated in future periods, management anticipates its estimated cash flow from oilfield services to increase substantially for the remainder of the year.

Oil and Gas Production

      During the quarter ended June 30, 2004, Infinity-Wyoming recorded approximately $1.4 million in revenue on the sale of approximately 266.7 MMcf of gas compared to $1.5 million in revenue on the sale of 315.7 MMcf of natural gas during the period ended June 30, 2003. Infinity-Wyoming also recorded approximately $0.3 million in revenue on the sale of 8,203 barrels of oil compared to approximately $0.5 million in revenue on the sale of 16,056 barrels of oil in the three month period ended June 30, 2003. Infinity-Wyoming was in a period of development inactivity during much of the latter part of 2003 and therefore, since there were no new wells coming online at that time and into early 2004, Infinity-Wyoming was unable to replace the natural decline in production on previously completed wells. The decline in revenue during the period ended June 30, 2004, due to the natural decline in production, was partially offset by an increase in oil and gas prices. The prices that Infinity-Wyoming received for its products increased by approximately 11% from approximately $4.86 per thousand cubic foot gas equivalent ("Mcfe") in the period ended June 30, 2003, to $5.39 per Mcfe for the period ended June 30, 2004. Infinity-Wyoming decreased lease operating expense from $0.5 million in the quarter ended June 30, 2003 to $0.4 million in the quarter ended June 30, 2004 by reducing costs associated with well workovers and the supervision associated with the workovers and production testing resulting. Production taxes and transportation costs were also reduced due to the lower volumes of gas produced and sold during the period.

      The following table provides statistical information by field for production volumes, revenue and production costs for the quarter ended June 30, 2004 and 2003 (due to rounding and other operating expenses the sum of the individual amounts presented may not equal the totals):


                                Infinity-Wyoming
                              Production Statistics

                                            Pipeline                   Labarge                     Total
Volumes in 000s:                        2004        2003          2004        2003           2004          2003
----------------                        ----        ----          ----        ----           ----          ----
Oil Sales Volumes (Bbls)                 8.2        15.9           0.0         0.2            8.2          16.1
Gas Sales Volumes (Mcf)                258.7       308.4           8.0         8.3          266.7         316.7
Gas Equivalent (Mcfe)                  307.7       403.8           8.0         9.5          315.7         413.3

Values in 000s:
Oil Revenue                           $315.8      $452.1          $0.0        $3.2         $315.8        $455.3
Gas Revenue                         $1,340.2    $1,490.5         $45.6       $50.1       $1,385.8      $1,540.6

Production Expense                    $178.0      $100.8        $111.8      $214.6         $286.4        $315.4
Production Taxes                      $190.4      $209.1          $4.8        $6.0         $195.2        $215.1
Transportation Expense                $183.3      $232.1          $5.1        $6.6         $188.4        $238.7

Per Mcfe:
Revenue                                $5.35       $4.81         $5.70       $5.73          $5.39         $4.86
Production Expense                     $0.68       $0.25        $15.08      $23.08          $0.91         $0.76
Production Taxes                       $0.61       $0.52         $0.60       $0.64          $0.62         $0.52
Transportation Expense                 $0.59       $0.57         $0.64       $0.71          $0.60         $0.57


Operating Expenses

      During the period ended June 30, 2004, Infinity recognized approximately $1.6 million in corporate operating expenses compared to approximately $1.7 million in the period ended June 30, 2003. The decrease was mainly due to a $0.3 million decrease in costs associated with the failed merger transaction in 2003 that was partially offset by $0.1 million increase in legal and accounting fees in 2004 associated with additional regulatory filings and compliance. Depreciation, depletion and amortization expense increased to $1.3 million in the period ended June 30, 2004 compared to $0.5 million in the period ended June 30, 2003. The increase was the result of an increase in depletion of oil and gas properties due to an increase in depletable assets and a lower proved reserve base over which the oil and gas properties are being depleted.

Other Income and Expenses

      During the three-month period ended June 30, 2004, other income and expenses was unchanged from the prior year period with total other expense of approximately $0.7 million.

Net Loss

      Infinity recognized a net loss of $1.1 million during the period ended June 30, 2004 compared to a net loss of $0.2 million in the period ended June 30, 2003. The increase in the loss was mainly due to a $0.7 million increase in depletion on oil and gas properties and a $0.2 million decrease in gross profit on a $0.3 million decrease in oil and gas sales.

                            Six Months Ended June 30

      Infinity incurred a net loss after taxes of $2.9 million, or $0.31 per fully diluted share, in the six months ended June 30, 2004 compared to a net loss after taxes of $$0.8 million, or $0.11 per fully diluted share in the six month period ended June 30, 2003.

      Gross profit for the six-month period ended June 30, 2004 was unchanged at $4.5 million compared to the 2003 period. Increases in oil field service revenue and expense discussed in Oilfield Services below were offset by decreases in oil and gas production revenues and expenses as discussed in Oil and Gas Production below.

      For the period ended June 30, 2004, Infinity recognized $2.4 million in depreciation, depletion and amortization expense compared to $1.1 million in the period ended June 30, 2003. The $1.3 million increase was the result of an increase in depletion of oil and gas properties due to an increase in depletable assets and a lower proved reserve base over which the oil and gas properties are being depleted.

Oilfield Services

      Consolidated recorded sales of $5.5 million and cost of revenues of $3.3 million for the six months ended June 30, 2004 compared to sales of $4.9 million and cost of sales of $2.7 million for the comparable period ended June 30, 2003. Approximately $0.4 million of the increased revenue and approximately $0.2 million of the cost of sales was generated in the second quarter by the newly acquired Eureka, Kansas facility, formerly Blue Star Acid Services, Inc. The following table details the comparison of gross revenue in millions of dollars, before discounts, for the periods, based on the number and type of core service jobs performed (due to rounding the sum of the individual amounts presented may not equal the totals):


                           Oilfield Service Statistics
                        ($ in millions, before discounts)

                                  2004                         2003                   CHANGE
                        -------------------------    ------------------------ -----------------------
     JOB TYPE            JOBS          REVENUE         JOBS        REVENUE     JOBS        REVENUE
    Cementing           1,456          $3.1             805         $1.7        651         $1.4
    Acidizing             458          $0.5             569         $0.6       (111)       $(0.1)
    Fracturing            303          $2.2             450         $2.7       (147)       $(0.5)
    Other                  --          $0.1              --         $0.1         --           --
Discounts
 and eliminations                     $(0.3)                       $(0.2)                  $(0.1)
                                      ------                       -----                   -----
                                       $5.6                         $4.9                    $0.7
                                       ====                         ====                   =====


      Continued wetter than normal conditions in eastern Kansas, delays in completing wells by operators, and increased competition in fracturing services resulted in a significant reduction in the number of acidizing and fracturing jobs completed during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The 33% decrease in the number of fracturing jobs completed was partially offset by a 23% increase in the revenue generated per job from approximately $6,100 per job in the six months ended June 30, 2003 to approximately $7,500 per job in the 2004 period. Management anticipates an increase in acidizing and fracturing services during the second half of 2004 compared to the prior year due to the increase in the number of cement jobs during the first half of 2004 compared to the prior-year period. With the increase in the revenue per job, as indicated by the first quarter analysis, and the expected increase in the number of acidizing and fracturing jobs anticipated in future periods management anticipates its estimated cash flow from oilfield services to increase substantially for the remainder of the year.

Oil and Gas Production

      During the six months ended June 30, 2004, Infinity-Wyoming recorded approximately $2.4 million in revenue on the sale of 470.1 MMcf of gas compared to $2.7 million in revenue on the sale of 625.5 MMcf of natural gas during the period ended June 30, 2003. Infinity-Wyoming also recorded approximately $0.6 million in revenue on the sale of 17,526 barrels of oil compared to approximately $1.0 million in revenue on the sale of 32,824 barrels of oil in the six month period ended June 30, 2003. Infinity-Wyoming was in a period of development inactivity during much of the latter part of 2003 and therefore, since there were no new wells coming online at that time and into early 2004, Infinity-Wyoming was unable to replace the natural decline in production on previously completed wells. The decline in revenue during the period ended June 30, 2004, due to the natural decline in production, was partially offset by an increase in oil and gas prices. The prices that Infinity-Wyoming received for its products increased by approximately 18% from approximately $4.51 per Mcfe in the period ended June 30, 2003, to $5.34 per Mcfe for the period ended June 30, 2004. Infinity-Wyoming decreased lease operating expense from $0.9 million in the six month period ended June 30, 2003 to $0.6 million in the six months ended June 30, 2004 by reducing costs associated with well workovers and the supervision associated with the workovers and production testing resulting. Production taxes and transportation costs were also reduced by approximately $0.2 million due to the lower volumes of gas produced and sold during the period.

      The following table provides statistical information by field for production volumes, revenue and production costs for the six months ended June 30, 2004 and 2003 (due to rounding and other operating expenses the sum of the individual amounts presented may not equal the totals):


                                Infinity-Wyoming
                              Production Statistics

                                            Pipeline                  Labarge                      Total
Volumes in 000s:                        2004        2003          2004        2003           2004          2003
----------------                        ----        ----          ----        ----           ----          ----
Oil Sales Volumes (Bbls)                17.5        32.8           0.0         0.2           17.5          33.0
Gas Sales Volumes (Mcf)                459.0       614.8          11.1        10.7          470.1         625.5
Gas Equivalent (Mcfe)                  564.1       811.9          11.1        11.3          575.1         823.2

Values in 000s:
Oil Revenue                           $643.4    $1,015.6          $0.0        $2.7         $643.4      $1,018.3
Gas Revenue                         $2,367.4    $2,655.7         $62.1       $60.1       $2,429.5      $2,715.8

Production Expense                    $343.9      $275.0        $247.1      $568.7         $512.5        $843.7
Production Taxes                      $344.6      $419.2          $6.6        $7.1         $351.2        $426.3
Transportation Expense                $318.4      $445.3          $6.7        $4.0         $325.1        $449.3

Per Mcfe:
Revenue                                $5.34       $4.52         $5.59       $5.56          $5.34         $4.51
Production Expense                     $0.61       $0.34        $22.26      $50.33          $0.89         $1.02
Production Taxes                       $0.61       $0.52         $0.59       $0.63          $0.61         $0.52
Transportation Expense                 $0.56       $0.55         $0.60       $0.35          $0.57         $0.55


Operating Expenses

      During the period ended June 30, 2004, Infinity recognized approximately $2.8 million in corporate operating expenses compared to approximately $2.8 million in the period ended June 30, 2003. An increase in legal, accounting and engineering fees of approximately $0.3 million related to regulatory filings and registrations in 2004 was offset by a $0.3 million decrease in costs associated with the failed merger activity in 2003. Depreciation, depletion and amortization expense increased to $2.4 million in the period ended June 30, 2004 compared to $1.1 million in the period ended June 30, 2003. The increase was the result of an increase in depletion of oil and gas properties due to an increase in depletable assets and a lower proved reserve base over which the oil and gas properties are being depleted.

Other Income and Expenses

      Other income and expenses increased by $0.6 million due to an increase in the amount of amortization of loan costs recognized as interest expense during the period ended June 30, 2004 compared to the 2003 period as amortization of unamortized loan costs associated with debt being retired was accelerated when the debt was retired.

Net Loss

      Infinity recognized a net loss of $2.9 million during the period ended June 30, 2004 compared to a net loss of $0.8 million in the period ended June 30, 2003. The increase in the loss was mainly due to a $0.7 million increase in amortization of loan costs recognized as interest expense and a $1.3 million increase in depletion of oil and gas properties.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash and Capital Expenditures

      Infinity had $0.6 million in cash and cash equivalents at June 30, 2004, a decrease from $0.7 million at December 31, 2003. During the six months ended June 30, 2004, Infinity generated approximately $4.0 million from the private placement of one million shares of common stock, $0.1 million from the issuance of 40,000 shares of common stock upon the exercise of stock options, $3.2 million in additional borrowings, and $0.9 million from operating activities.

      Infinity used approximately $5.0 million in investing activities in the six-month period ending June 30, 2004 as follows:

      o Approximately $1.2 million was used for the purchase of oil field service equipment;

      o Approximately $0.5 million to acquire additional interest in two producing wells and leases on 960 additional acres adjacent to the Pipeline project;

      o Approximately $1.4 completing six wells drilled in 2003 on the Pipeline project and drilling one additional well on the project (a second additional well was drilled after June 30, 2004);

      o Approximately $1.4 million on the completion of one well and the recompletion of two producing wells and one disposal well at Labarge;

      o Approximately $0.4 million in remediation and completion activities on two existing wells in the Sand Wash Basin; and

      o Approximately $0.3 million was used as a down payment and for due diligence on the Barnett Shale acquisition which was included in the other assets at June 30, 2004.

Subsequent to June 30, 2004 Consolidated amended the terms of the loan agreement with Lasalle Bank to increase the borrowing. As a result Infinity borrowed an additional $5.4 million under the term loan. Proceeds from the loan were used to pay approximately $3.0 million of existing term loan debt, fund the July 2004 acquisition of the Barnett Shale leasehold in the Fort Worth Basin of north central Texas, pay existing trade payables and for other working capital and capital expenditures needs. The amended term loan has monthly payments of $113,493 plus interest through November 2007 with a final payment due December 31, 2007. The loan bears interest at the Prime Rate plus 1.25% (5.25% as of August 1, 2004). The current portion of long-term debt at June 30, 2004 reflects $0.8 million of current debt under payment terms of the amendment for the $3.0 million of existing debt that was paid with the proceeds from the borrowings.

Cash Requirements

      The table below reflects management's estimates of expected cash requirements for the remainder of 2004 and the first half of 2005, based on management's current strategic operational objectives:

                   For the twelve months ending June 30, 2005
                                  (In Millions)

Current deficit                                                          $  1.9
Corporate cash usage                                                        2.0
Interest on notes                                                           0.3
Consolidated equipment additions                                            0.4
Infinity-Wyoming capital expenditures                                       5.4
Infinity-Texas capital expenditures*                                        7.1
Nicaragua performance bonds and contract negotiation                        0.9
                                                                         ------
Expected cash requirements under current strategic operational plans     $ 18.0
                                                                         ======

* Approximately $1.5 million was funded by proceeds from the LaSalle Bank financing in July, 2004

      These amounts assume that $0.8 million of interest for the twelve month period on the 7% Subordinated Convertible Notes is satisfied with the issuance of additional notes.

Sources of Cash

      The table below reflects Infinity's expected sources of cash for the remainder of 2004 and the first half of 2005:

                   For the twelve months ending June 30, 2005
                                  (In Millions)

Consolidated operating cash flow                                  $  3.0
Infinity-Wyoming operating cash flow                                 3.8
LaSalle Bank financing additional funds                              3.2
                                                                 -------
Total Sources                                                    $  10.0
                                                                 =======

      Consolidated expects to generate approximately $3.0 million in operating cash flow from the oilfield service business during the remainder of 2004 and the first half of 2005. The cash flow from this business segment is expected to be driven by an increase in fracturing and acidizing business in the Cherokee Basin of southeast Kansas as customers move forward with development activities on leases that will be expiring within the next year, an increase in cementing activity in the Powder River Basin of Wyoming, and an increase in oilfield service operations in eastern Kansas and northeast Oklahoma driven by higher oil and gas prices and the acquisition of Blue Star. Infinity-Wyoming is also expected to generate approximately $3.8 million in operating cash flow from oil and gas production operations during the remainder of 2004 and the first half of 2005. Management anticipates production from the wells on the Pipeline project to continue to produce approximately 3.4 MMcfe to 3.5 MMcfe per day net to Infinity's interest and has not assumed any production increases from other exploration and production projects, including Labarge. In addition to the expected production volumes, Infinity-Wyoming has a contract in place to sell 2,000 MMBtu per day at $4.40 through March, 2005 and at $4.15 through March 2006. Production expenses are expected to stay fairly steady during the period.

      In order to fund Infinity's expected cash deficit under the current strategic operational plan of $8.0 million, and any other potential development expenditures, Infinity will be required to pursue external financing through short term loans, conventional bank financing, the forward sale of its oil and gas production, through the public or private equity or debt markets, joint ventures or joint interest partners, or through asset sales. Together with cash flow, any proceeds received from any of these sources will first be utilized to ensure Infinity's minimum contractual obligations are met. The amount of progress that Infinity-Wyoming and Infinity-Texas will be able to make on the additional development of their properties under the current strategic operational plan will be dependent upon their ability to obtain the proper permits for the development, to secure the necessary drilling and completion services, and to fund the development. Obtaining permits and sufficient funding to meet these additional capital expenditures cannot be assured.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Infinity believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Proved Reserve Estimates

      Infinity's estimated quantities of proved reserves at December 31, 2003 were prepared by independent petroleum engineers Netherland, Sewell and Associates, Inc. Infinity's estimates of proved oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulation of oil and natural gas that are difficult to measure. The accuracy of any proved reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and work-over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such proved reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the proved reserves, which could affect the carrying value of Infinity's oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to Infinity's proved reserves will likely vary from estimates, and such variances may be material.

Oil and Gas Properties, Depreciation and Full Cost Ceiling Test

      Infinity follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. The capitalized costs are amortized over the life of the proved reserves associated with the assets with the amortization being expensed as depletion in the period that the proved reserves are produced. This depletion expense is calculated by dividing the period's production volumes by the estimated volume of proved reserves associated with the investment and multiplying the calculated percentage by the capitalized investment. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties.

      If the net investment in oil and gas properties less asset retirement obligations, exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves including the effect of cash flow hedges, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Infinity is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved oil and gas properties, less asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the un-escalated prices in effect as of the last day of the quarter, including the effects of cash flow hedges, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. Infinity recognized a ceiling write down of $2,975,000 during 2003. At June 30, 2004, Infinity would have recognized a $1.0 million ceiling write-down based on the gas price in effect at that date. However, due to subsequent significant increases in gas sales prices August 10, 2004, Infinity-Wyoming was not required to recognize a ceiling write-down in the quarter ended June 30, 2004. A decrease in gas prices, a significant decrease in estimated gas production in future periods, or the reclassification of development costs to properties subject to depletion without a corresponding increase in associated proved reserves could result in a ceiling write-down during future periods. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

      Infinity's major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity's United States crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a low of $4.50 per Mcf to a high of $6.37 per Mcf during the six months ended June 30, 2004. Oil price realizations ranged from a low of $34.10 per barrel to a high of $40.08 per barrel during the period.

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

Item 4. Controls and Procedures

      The chief executive officer and the chief financial officer have conducted an evaluation of the effectiveness of the design and operation of Infinity's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective as of June 30, 2004. During the six months ended June 30, 2004, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting. Infinity believes that it maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in Infinity's controls subsequent to the evaluation date.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         Not Applicable

Item 2.  Changes in Securities

         None

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      Three issues were presented to Shareholders of the Infinity, Inc. for consideration at the Annual Shareholders Meeting that was held June 17, 2004 at Infinity's headquarters in Chanute, Kansas. These issues, all of which were approved at the annual Shareholders meeting, were:

      (a) The election of four Directors of the Company to serve until the next annual Meeting of Shareholders and until their successors have been duly elected and qualified;

      (b)   The approval of the Company's 2004 Stock Option Plan;

      (c) The ratification of the appointment of Ehrhardt Keefe Steiner & Hottman P. C., as Infinity's independent auditors;

         The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and any broker non-votes, as to each of the matters presented at the meeting:


Election of Directors:

                        Nominee                          For                        Withheld
             -----------------------------     -----------------------      ------------------------
              Robert O. Lorenz                      7,004,867                         470,923
              Leroy C. Richie                       7,024,467                         451,323
              Stanton E. Ross                       6,979,556                         496,234
              O. Lee Tawes                          7,015,824                         459,966

Approval of 2004 Stock Option Plan:

                 For                      Against                  Abstain           Broker Non Votes
       -----------------------    ----------------------   ---------------------- -----------------------
              1,509,082                   680,973                  22,364                5,263,371

Appointment of Ehrhardt Keefe Steiner & Hottman:

                     For                               Against                      Abstain
           -----------------------             ----------------------       ----------------------
                  7,400,577                            64,558                       10,655

Item 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

      10.1 Fourth Amendment to Loan and Security Agreement dated May 28, 2004 between LaSalle Bank National Association and Consolidated Oil Well Services, Inc.; Fifth Amendment to Loan and Security Agreement dated July 9, 2004 between LaSalle Bank National Association and Consolidated Oil Well Services, Inc.

      10.2 First Amendment to Credit Agreement between Infinity Oil & Gas of Wyoming and U.S. Bank National Association dated August 12, 2004.

      10.3 Promissory Note dated June 11, 2004 of Infinity, Inc. in favor of Stanton E. Ross.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

(b) Reports on Form 8-K:

         The Company furnished a report on Form 8-K on May 17, 2004 pursuant to Items 7 and 12 to report financial results for the first quarter of 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INFINITY, INC.


Dated:  August 16, 2004              By: /s/ Stanton E. Ross
                                         -------------------------------------
                                         Stanton E. Ross, President


Dated: August 16, 2004               By: /s/ Jon D. Klugh
                                         -------------------------------------
                                         Jon D. Klugh, Chief Financial Officer

                                  EXHIBIT INDEX


      10.1 Fourth Amendment to Loan and Security Agreement dated May 28, 2004 between LaSalle Bank National Association and Consolidated Oil Well Services, Inc.; Fifth Amendment to Loan and Security Agreement dated July 9, 2004 between LaSalle Bank National Association and Consolidated Oil Well Services, Inc.

      10.2 First Amendment to Credit Agreement between Infinity Oil & Gas of Wyoming and U.S. Bank National Association dated August 12, 2004.

      10.3 Promissory Note dated June 11, 2004 of Infinity, Inc. in favor of Stanton E. Ross.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)