Form 10-Q
period 2004-09-30
INFINITY INC
filed 2004-11-16
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________, 19___ to ___________, 19___.

Commission File Number: 0-17204

INFINITY, INC.

(Exact Name of Issuer as Specified in its Charter)

Colorado	84-107006
(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1401 West Main Street, Suite C
Chanute, Kansas 66720

(Address of Principal Executive Offices, Including Zip Code)

(620) 431-6200

(Issuer’s Telephone Number, Including Area Code)

211 w. 14th St.
Chanute, Kansas 66720

(Former Name, Former Address, and Former Fiscal Year,
if Changed Since Last Report)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes        [_] No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes        [X]  No

There were 10,480,552 shares of the Registrant’s Common Stock outstanding as of November 15, 2004.

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	Sept. 30, 2004	Dec. 31, 2003
Current assets	(unaudited)
Cash and cash equivalents	$2,414,788	$727,134
Accounts receivable, less allowance for doubtful
accounts of $83,183 (2004) and $80,000 (2003)	3,642,058	1,766,642
Current portion of note receivable	1,584,938	16,311
Inventories	249,335	351,197
Prepaid expenses and other	646,330	206,314
Derivative asset	—	97,624
Total current assets	8,537,449	3,165,222
Property and equipment, at cost, less accumulated
depreciation	9,289,136	10,169,159
Oil and gas properties, using full cost accounting net
of accumulated depreciation, depletion, amortization
and ceiling write-down
Subject to amortization	27,849,851	23,446,343
Not subject to amortization	12,784,201	12,815,834
Intangible assets, at cost, less accumulated amortization	1,978,449	3,952,989
Note receivable, less current portion	—	1,580,742
Other assets, net	157,496	135,989
Total assets	$60,596,582	$55,266,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$337,288	$—
Note payable – related party	1,750,000	—
Current portion of long-term debt	1,607,221	1,762,777
Accounts payable	1,767,807	2,645,277
Accrued expenses	1,988,817	966,769
Total current liabilities	7,451,133	5,374,823
Long-term liabilities
Production taxes payable	353,645	229,889
Asset retirement obligations	555,014	520,638
Long-term debt, less current portion	10,233,466	9,252,872
8% subordinated convertible notes payable	2,643,000	2,793,000
7% subordinated convertible notes payable	11,575,000	11,184,000
Note payable – related party	—	3,000,000
Total liabilities	32,811,258	32,355,222
Stockholders’ equity
Common stock, par value $.0001, authorized 300,000,000
shares, issued and outstanding 9,422,284 (2004) and
8,204,032 (2003) shares	942	820
Additional paid-in-capital	37,438,334	32,720,904
Accumulated other comprehensive income	—	97,624
Accumulated deficit	(9,653,952)	(9,908,292)
Total stockholders’ equity	27,785,324	22,911,056
Total liabilities and stockholders’ equity	$60,596,582	$55,266,278

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended Sept. 30,
	2004	2003
Revenue
Oil and gas service operations	$4,842,799	$3,678,867
Oil and gas sales	1,762,824	1,562,639

Total revenue	6,605,623	5,241,506

Cost of revenue
Oil and gas service operations	2,358,669	1,823,966
Oil and gas production expenses	497,844	489,785
Oil and gas production taxes	206,980	163,444

Total cost of revenue	3,063,493	2,477,195

Gross profit	3,542,130	2,764,311

Operating expenses	1,352,075	1,259,893
Depreciation, depletion and amortization	1,161,334	848,723

Operating income	1,028,721	655,691

Other income (expense)
Interest and other income	34,300	35,961
Amortization of loan costs	(400,701)	(4,658,145)
Interest expense and finance charges	(327,874)	(538,321)
Gain (loss) on sales of assets	2,786,786	(23,392)
Total other income (expense)	2,092,511	(5,183,897)

Net income (loss) before income taxes	3,121,232	(4,528,206)

Income tax expense (benefit)	---	---

Net income (loss)	$3,121,232	$(4,528,206)

Basic net income (loss) per common share	$0.33	$(0.55)

Diluted net income (loss) per common share	$0.29	$(0.55)

Weighted average basic shares outstanding	9,399,290	8,178,003

Weighted average diluted shares	11,600,675	8,178,003

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended Sept. 30,
	2004	2003
Revenue
Oil and gas service operations	$10,382,429	$8,552,827
Oil and gas sales	4,835,676	5,296,729

Total revenue	15,218,105	13,849,556

Cost of revenue
Oil and gas service operations	5,636,335	4,556,122
Oil and gas production expenses	1,335,429	1,783,065
Oil and gas production taxes	558,192	589,793

Total cost of revenue	7,529,956	6,928,980

Gross profit	7,688,149	6,920,576

Operating expenses	4,178,225	4,028,375
Depreciation, depletion and amortization	3,523,162	1,928,250

Operating (loss) income	(13,238)	963,951

Other income (expense)
Interest and other income	111,332	114,737
Amortization of loan costs	(1,674,798)	(5,302,269)
Interest expense and finance charges	(917,088)	(1,120,751)
Gain (loss) on sales of assets	2,748,132	(27,086)
Total other income (expense)	267,578	(6,335,369)

Net income (loss) before income taxes	254,340	(5,371,418)

Income tax expense (benefit)	---	---

Net income (loss)	$254,340	$(5,371,418)

Basic net income (loss) per common share	$0.03	$(0.67)

Diluted net income (loss) per common share	$0.03	$(0.67)

Weighted average basic shares outstanding	9,330,546	7,998,635

Weighted average diluted shares	9,514,622	7,998,635

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2004	2003	2004	2003

Net income (loss)	$3,121,232	$(4,525,206)	$254,340	$(5,371,418)

Other comprehensive income:
Unrealized loss on forward sales
contract, net of deferred tax expense
of $9,380 for the three
and nine months ended 9/30/2003:	---	182,129	---	950,621

Reclassifications, net of deferred
benefit of $9,380 for the
three and nine months ended
9/30/2003:	---	(14,985)	97,624	(14,985)
Total other comprehensive income (loss)	---	167,144	97,624	935,636
Comprehensive income (loss)	$3,121,232	$(4,358,062)	$351,964	$(4,435,782)

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2003	8,204,032	$820	$32,720,904	$97,624	$(9,908,292)	$22,911,056

Issuance of common stock for cash upon the exercise of options	62,000	6	95,309	—	—	95,315

Conversion of 8% subordinated convertible notes and accrued interest into common stock	31,252	3	152,490	—	—	152,493

Issuance of common stock for cash at $4.00 per share, net of $30,256 of deferred offering costs	1,000,000	100	3,969,644	—	—	3,969,744

Issuance of common stock as partial payment on related party debt, valued at $4.00 per share	125,000	13	499,987	—	—	500,000

Change in other comprehensive income	—	—	—	(97,624)	—	(97,624)

Net income for period	—	—	—	—	254,340	254,340
Balance, September 30, 2004	9,422,284	$942	$37,438,334	$—	$(9,653,952)	$27,785,324

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended Sept. 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$254,340	$(5,371,418)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation, depletion and amortization	3,523,162	1,928,250
Amortization of loan costs included in
interest expense	1,674,798	5,302,269
(Gain) loss on sale of assets	(2,748,132)	27,086
(Increase) decrease in operating assets
Accounts receivable, net	(1,835,416)	(396,666)
Inventories	101,862	(41,593)
Prepaid expenses	(81,383)	(29,852)
Increase (decrease) in operating liabilities
Accounts payable	(707,939)	(1,444,817)
Accrued expenses	(1,429,114)	666,788
Net cash provided by operating activities	1,610,406	640,047

Cash flows from investing activities
Proceeds from sale of property and equipment	4,489,550	44,211
Investment in oil and gas properties	(6,349,150)	(3,551,079)
Investment in other assets and intangibles	(92,885)	(685,545)
Purchase of property and equipment	(1,818,699)	(447,746)
Payments on note receivable	12,115	11,218
Net cash used in investing activities	(3,759,069)	(4,628,941)

Cash flows from financing activities
Proceeds from notes payable	295,000	11,452,861
Proceeds from borrowings on long-term debt	5,844,558	---
Proceeds from issuance of common stock	4,095,315	820,482
Equity issuance costs	(30,256)	---
Repayment of notes payable	(485,876)	---
Repayment of debt	(5,882,424)	(7,814,930)

Net cash provided by financing activities	3,836,317	4,458,413

Net increase in cash and cash equivalents	1,687,654	469,519

Cash and cash equivalents, beginning of period	727,134	867,017
Cash and cash equivalents, end of period	$2,414,788	$1,336,536

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended Sept. 30,
	2004	2003
Supplemental cash flow disclosures:

Cash paid for interest, net of amounts capitalized	$270,180	$897,790

Non-cash transactions:
Amortization of loan costs included in oil and gas properties	371,120	2,714,974

Change in accumulated other comprehensive income, net of income taxes in 2003	97,624	935,636

Property and equipment acquired through seller financed debt, net	183,087	967,975

Stock-based compensation for options issued with bridge loans recorded as loan costs	---	5,790,719

Conversion of subordinated debt and accrued interest to common stock	152,493	3,132,559

Non-cash investment in retirement obligation on long-lived assets	18,669	447,357

Issuance of common stock in partial satisfaction of related party debt	500,000	---

Conversion of accounts payable into a note payable	169,531	---

Issuance of 7% Convertible Subordinated Notes in lieu of cash interest payment	391,000	---

Unpaid balance on sale of assets reflected as deferred revenue until collection	40,000	---

Prepaid insurance acquired with seller financed debt	358,663	---

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

INFINITY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Basis of Presentation

Infinity, Inc. (“Infinity”) is a Colorado corporation organized on April 2, 1987. Infinity is an independent energy company primarily engaged in the operation, development, production, exploration and acquisition of North American unconventional natural gas properties and providing oilfield services in eastern Kansas, northeastern Oklahoma and northeast Wyoming.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). A summary of Infinity’s significant accounting policies is herein incorporated by reference from the annual report on Form 10-K at December 31, 2003 of Infinity. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the classifications used in the current period. These reclassifications did not have an impact on previously reported results of operations. The results of operations for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying unaudited consolidated financial statements should be read in conjunction with Infinity’s audited consolidated financial statements for the year ended December 31, 2003.

The consolidated financial statements include the accounts of Infinity and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

In July 2004, Infinity formed a new wholly-owned subsidiary, Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) to acquire and develop oil and gas properties in Texas. This subsidiary is a Delaware corporation with its headquarters located in Denver, Colorado.

(2) Subsequent Event

On November 15, 2004, Infinity completed the private placement of 1,027,000 shares of common stock at a price of $5.10 per share, from which it received net proceeds after commissions and legal and other expenses of approximately $4.9 million. The net proceeds of this offering are anticipated to be used to pay costs associated with the drilling and completion of oil and gas wells during the fourth quarter of 2004 and early 2005, repayment of debt and for general corporate purposes, including working capital.

(3) Going Concern

Infinity’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 2004, Infinity had a consolidated net income of approximately $0.3 million, and a working capital surplus at September 30, 2004 of approximately $1.1 million, compared to a working capital deficit of approximately $2.2 million at December 31, 2003.

Infinity has capital expenditure obligations through the period ending September 30, 2005 of:

•	approximately $0.4 million under the initial completion phase of a development contract for its Labarge property in the Big Piney area in the Greater Green River Basin of southwestern Wyoming (“Labarge”);

•	approximately $0.2 million for the Labarge environmental impact study and an environmental assessment at its Pipeline field on the Wamsutter Arch in the Greater Green River Basin of south-central Wyoming (“Pipeline”) and $0.1 million for lease rental payments;

•	approximately $2.3 million to drill four wells in the Fort Worth Basin of Texas prior to July 15, 2005 and $2.5 million to complete these wells prior to September 13, 2005, as required by the July 2004 purchase agreement for the leasehold acquisition (see Note 4 to unaudited consolidated financial statements); and

•	approximately $0.8 million for interest on notes (net of the anticipated issuance of notes in lieu of cash payments) and approximately $2.0 million for general corporate purposes.

Thus, in total, Infinity has current minimum cash requirements of approximately $7.2 million, net of the working capital surplus at September 30, 2004.

Management believes it will be able to fund approximately $7.0 million of its current minimum cash requirements from cash generated by its operations during the remainder of 2004 and the first nine months of 2005. However, the timing of the receipt of cash from operations may not match the timing of cash requirements so as to allow Infinity to meet its obligations in a timely manner. Thus management expects that Infinity may be required to fund some of its obligations through other sources. In order to fund these obligations, and any other capital expenditures, in a timely manner, Infinity may be required to pursue additional funding through short term loans, conventional bank financing, the forward sale of its oil and gas production, through the public or private equity or debt markets, joint ventures or joint interest partners, or through asset sales.. The ability of Infinity to achieve the required operating results to provide funding or obtain additional debt or equity financing on terms acceptable to management cannot be assured.

In addition, the credit facilities with LaSalle Bank and U.S. Bank limit the amount and timing of funds that can be distributed to Infinity, Inc. These limitations could affect the amount and timing of corporate expenditures.

As discussed in Note 2 to unaudited consolidated financial statements, on November 15, 2004, Infinity completed the private placement of 1,027,000 shares of common stock at a price of $5.10 per share, from which it received net proceeds after commissions and legal and other expenses of approximately $4.9 million.

At December 31, 2003, Infinity reduced its estimate of proved reserves and recorded a $2.8 million ceiling write-down on its oil and gas properties. Future proved reserve reductions or ceiling write-downs could hinder Infinity’s ability to obtain future financing on terms acceptable to management or could result in reductions in the borrowing base on its existing credit facility, which could result in accelerated payment of those obligations.

(4) Acquisitions

On July 16, 2004, Infinity-Texas acquired approximately 28,400 (21,800 net) acres of leasehold in the Barnett Shale area of the Fort Worth Basin of north central Texas for approximately $1.6 million. The acquisition was financed under the amendment to the LaSalle Bank agreement discussed below in Note 8 to unaudited consolidated financial statements. Infinity-Texas will serve as operator with a 90% working interest in wells drilled on its acreage. The purchase agreement requires Infinity to drill four wells prior to July 15, 2005, which management estimates will cost approximately $2.3 million, and complete those wells prior to September 13, 2005, which management estimates will cost approximately $2.5 million, or relinquish the acreage to the seller. As of November 15, 2004, Infinity-Texas has completed drilling the first well and has started drilling the second well.

(5) Divestitures

Effective September 15, 2004, Consolidated closed the sale of selected assets to an exploration and production company and Consolidated customer, for $4.1 million in cash. The assets sold consisted of 37 oilfield service trucks, 13 trailers, real estate and other support equipment, vehicles and inventory relating to a portion of Consolidated’s Chanute, Kansas operations (the “Divested Consolidated Assets”). After repayment of $1.3 million of LaSalle Bank debt secured by the divested assets and a $0.4 million provision for operating and capital costs related to the relocation of a yard and office operations, Consolidated realized approximately $2.4 million in net cash proceeds and a gain on the sale of assets of $2.6 million. The net cash proceeds were initially applied to repay an additional $1.1 million of debt under the LaSalle revolving facility, with $1.3 million remaining available for capital expenditures and other general corporate purposes. Subsequent to September 30, 2004, $1.0 million was distributed to Infinity-Texas and Infinity-Wyoming pursuant to provisions of the LaSalle Bank facility.

(6) Oil and Gas Properties

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

From inception through September 30, 2004, Infinity has capitalized the following financing costs related to properties not subject to amortization. As these projects are developed, the costs are transferred to properties subject to amortization:

	Nine Months
	Ended	Cumulative
	Sept. 30, 2004	to Date

Beneficial conversion feature related to the 8% subordinated convertible notes	$ ---	$1,165,500
Capitalized interest	460,716	2,521,646
Capitalized amortization of loan costs	371,120	3,226,196
	$831,836	$6,913,342

If the net investment in oil and gas properties, as adjusted for asset retirement obligations, exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, adjusted for cash flow hedges, and (2) the lower of cost or fair market value of properties in the process of development and unexplored acreage, the excess is charged to expense as a ceiling write-down. The standardized measure is calculated using a 10% discount rate and is based on un-escalated prices in effect at quarter-end, or a subsequent effective measurement date if there are significant changes in pricing, volumes and costs which would materially affect the measurement, with effect given to Infinity’s gas sales contracts. At September 30, 2004, Infinity would have recognized a $2.0 million ceiling write-down based on a gas price of approximately $5.70 per thousand cubic feet (“Mcf”) and an oil price of approximately $49.14 per barrel of oil (“Bbl”) in effect at that date. However, due to subsequent significant net increases in gas and oil sales prices to approximately $6.46 per Mcf and $46.82 per Bbl at the November 12, 2004 measurement date, Infinity was not required to recognize a ceiling write-down during the three or nine months ended September 30, 2004. A decrease in oil or gas prices which continue to remain volatile, a significant decrease in estimated gas production in future periods, or the reclassification of development costs to properties subject to depletion without an increase in associated proved reserves could result in a ceiling write-down during future periods.

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

(7) Note Payable - Related Party

The president and chief executive officer of Infinity loaned $20,000 to Infinity for general corporate purposes on June 11, 2004. The note accrued interest at 6% per annum and was due 90 days from inception. The transaction was reviewed and approved by the Audit Committee. The note was repaid in full, including accrued interest, during September 2004.

(8) Long-Term Debt

Effective June 13, 2001, Infinity sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement. During the nine months ended September 30, 2004, $150,000 of the notes and interest accrued on those notes were converted into 31,252 shares of common stock, leaving an outstanding balance on the notes of $2,643,000 at September 30, 2004.

Effective April 17, 2002, Infinity sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement. Interest payments can be made in cash or through the issuance of additional notes. Infinity issued $391,000 in additional notes for the payment of accrued interest due April 15, 2004, leaving an outstanding balance on the notes of $11,575,000 at September 30, 2004. On October 15, 2004, Infinity issued $404,000 in additional notes for the payment of accrued interest due October 15, 2004, leaving a current outstanding balance on the notes of $11,979,000.

Effective November 25, 2002, Infinity issued $3,000,000 in notes to a stockholder. These notes are secured with a first or second priority security interest in certain gas properties and accrue interest at 7% per annum. On January 15, 2004, Infinity issued 125,000 shares of common stock valued at $4.00 per share and paid $750,000 in cash, as partial payment on the $3,000,000 bridge note. The notes had an outstanding balance of $1,750,000 at September 30, 2004. As a result of the private placement of common stock on November 15, 2004 (see Note 2 to unaudited consolidated financial statements), the note became due and payable.

Effective July 9, 2004, Consolidated borrowed $5.4 million under an amended credit facility with LaSalle Bank. The amended facility requires monthly payments of $113,493 plus interest through November 2007, with a final payment of the remaining balance of the note due December 31, 2007. The new facility accrues interest at the Prime Rate plus 1.25% per annum, (6.0% at September 30, 2004). Proceeds from the borrowing were used to pay existing long term debt, pay outstanding trade payables, acquire oil and gas leases, and for other working capital purposes.

The current portion of long-term debt at September 30, 2004 reflects $1.4 million of current debt under the LaSalle facility, with $2.6 million of LaSalle Bank borrowings reflected as long-term debt. Approximately $1.9 million was available at September 30, 2004.

After September 30, 2004, distribution by Consolidated of funds to other subsidiaries, discussed in Note 5 to unaudited consolidated financial statements, served to reduce the amount of indebtedness under the LaSalle facility to $4.0 million and to decrease the availability to Consolidated to $1.9 million.

Effective August 12, 2004, Infinity-Wyoming entered into a First Amendment of Credit Agreement with U.S. Bank National Association.  The amendment established the borrowing base at $5.3 million for the period from August 12, 2004 through December 31, 2004.  Infinity-Wyoming elected to make a $200,000 principal payment on August 27, 2004, to satisfy the borrowing base deficiency.  Should the next scheduled semi-annual borrowing base redetermination not occur as scheduled on December 31, 2004, variable monthly amortization of the loan would commence on January 31, 2005, and all remaining amounts outstanding would be due on June 30, 2006.  Management expects that the redetermination will occur as scheduled and that no loan amortization will commence at that time.  At September 30, 2004 $5.0 million of debt under the U.S. Bank facility is reflected as long-term debt. No amounts were available for borrowing at September 30, 2004.

There were no other significant changes to existing debt other than changes caused by payments under normal payment terms.

(9) Earnings (Loss) Per Share

At September 30, 2004, the following shows the amounts used in computing earnings per share and the effects on net income and the weighted average number of shares of dilutive potential common stock:

Three Months Ended September 30, 2004:

Basic earnings per share
Income available to common stockholders	$3,121,232		9,399,290		$0.33

Plus: Impact of assumed exercise of warrants and options	---		224,873
Impact of assumed conversion of 8% subordinated convertible notes	52,860		541,654
Impact of assumed conversion of 7% subordinated convertible notes	202,562		1,434,858
Diluted earnings per share	$3,376,654		11,600,675		$0.29

Nine Months Ended September 30, 2004:

Basic earnings per share:
Income available to common stockholders	$254,340		9,330,546		$0.03

Plus: Impact of assumed exercise of warrants and options	---		184,076
Impact of assumed conversion of 8% subordinated convertible notes	---	*	---	*
Impact of assumed conversion of 7% subordinated convertible notes	---	*	---	*
Diluted earnings per share	$254,340		9,514,622		$0.03

As of September 30, 2004 and 2003, the impact of 3,788,008 and 5,010,703, respectively, of potential shares of common stock were not included because their effect was anti-dilutive.

* anti-dilutive

(10) Equity - Common Stock

Infinity received proceeds of $4,000,000 and incurred offering costs of approximately $30,000 when it issued 1,000,000 shares of common stock pursuant to a stock purchase agreement dated January 14, 2004. The proceeds of this offering were used to repay $750,000 on the note to a stockholder discussed in Note 8 to unaudited consolidated financial statements, to pay costs associated with the completion of six Pipeline wells drilled in the fourth quarter of 2003, to acquire an additional interest in two producing wells and 960 acres of undeveloped leases adjacent to the Pipeline producing leases, to pay for well completion services under a Labarge development agreement, and to pay for other working capital needs.

As discussed in Note 2 to unaudited consolidated financial statements, on November 15, 2004, Infinity completed the private placement of 1,027,000 shares of common stock at a price of $5.10 per share, from which it received net proceeds after commissions and legal and other expenses of approximately $4.9 million.

(11) Equity - Stock Options

During the nine months ended September 30, 2004, options to purchase 62,000 shares of common stock were exercised resulting in proceeds to Infinity of $95,315. Options to purchase 84,000 shares were forfeited under a termination clause in the Option Plans.

On April 16, 2004 the Board of Directors adopted the 2004 Stock Option Plan which was approved by the Shareholders at the June 16, 2004 Annual Meeting of Shareholders. The 2004 Stock Option Plan allows Infinity to grant incentive stock options and non-qualified stock options to purchase up to 410,000 shares of common stock at no less than the market price per share. Infinity granted 407,500 options on common shares at an option price of $4.26 per share during the nine months ended September 30, 2004. No compensation cost was recorded for the options granted during the nine month periods. Had compensation costs for employee options under Infinity’s 2004 Stock Option Plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, Infinity’s net income (loss) and income (loss) per share would have been as follows:

	For the Nine Months Ended Sept. 30,
	2004	2003
Net income (loss) as reported	$254,340	$(5,371,418)
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards, net of tax	(1,702,904)	(26,244)
Pro forma net loss	$(1,448,164)	$(5,397,662)

Basic net income (loss) per share as reported	$0.03	$(0.67)
Diluted net income (loss) per share as reported	$0.03	$(0.67)
Basic net loss per share - pro forma	$(0.16)	$(0.67)
Diluted net loss per share - pro forma	$(0.16)	$(0.67)

There was no stock-based compensation granted during the quarters ended September 30, 2004 and 2003. As such, the pro forma net income (loss) and reported net income (loss) would be equal in both of the quarters ended September 30, 2004 and 2003.

For options granted during the nine months ended September 30, 2004, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under Infinity’s plan was based on a weighted average risk-free interest rate of 1.5%, and expected option life of 5 years, expected volatility of approximately 147% and no expected dividends.

(12) Recent Accounting Pronouncements

The SEC issued Staff Accounting Bulletin No. 106 on September 28, 2004 interpreting the application of SFAS No. 143, Accounting for Asset Retirement Obligations, by oil and gas producing companies following the full cost accounting method, as it pertains to the calculation of the full cost ceiling limitation and the amortization of oil and gas properties. Our application of SFAS No. 143 is consistent with the SEC’s interpretation.

The FASB has postponed the requirement to expense the fair value of stock options and other stock-based compensation to employees until fiscal periods beginning after June 15, 2005. No decision has been reached on the method(s) to be used to determine the fair value. We currently provide in our Notes to Consolidated Financial Statements pro forma information regarding net income as if the compensation cost for our stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. We use words such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “plan,” “project,” “should” or similar expressions to identify forward-looking statements. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Forward-looking statements in this Form 10-Q include, among other things, statements regarding:

•	Infinity’s growth strategies;

•	anticipated trends in Infinity’s business and its future results of operations;

•	estimates of expenses and revenue;

•	success in obtaining additional external financing on acceptable terms;

•	amount and timing of future capital expenditures;

•	market conditions in the oil and gas industry;

•	the level of anticipated production of oil and gas;

•	potential acquisitions and dispositions, including timing, cost and likelihood of successfully integrating acquisitions;

•	the costs of complying with government regulation, including the likelihood and timing of obtaining required government permits;

•	exploration and development activity, including the number and timing of new or recompleted wells, planned expenditures and anticipated production;

•	demand for Infinity’s oilfield services and the success of its competitors;

•	continued evaluation of the Labarge acreage under a development contract;

•	success of exploration efforts in the Fort Worth Basin;

•	success or progress regarding negotiations for the development of concessions in Nicaragua; and

•	the impact of the adoption of new accounting standards.

These forward-looking statements are based largely on Infinity’s expectations and are subject to numerous risks and uncertainties that are beyond Infinity’s control. The forward-looking statements we discuss in this report might not occur in light of these risks and uncertainties. Specific examples of these risks and uncertainties include the volatility of oil and gas prices, the likelihood of obtaining financing on acceptable terms and the uncertainties surrounding the continued evaluation of the Labarge acreage. These and many other risks and uncertainties are described in our Annual Report on Form 10-K for the year ended December 31, 2003 under the heading “Risk Factors.” We undertake no obligation to update these forward-looking statements.

Overview

Infinity is an independent energy company primarily engaged in the operation, development, production, exploration and acquisition of North American unconventional natural gas properties. Infinity, through its wholly-owned subsidiary, Infinity-Wyoming, currently has net production of approximately 2.7 million cubic feet (“MMcf”) of natural gas per day and 80 barrels of oil per day from its Pipeline field and approximately 0.1 MMcf of natural gas per day from its Labarge field. Infinity-Wyoming is evaluating the results of completions and recompletions of four coal bed methane gas wells on its Labarge property. Infinity-Wyoming also has acreage in the Sand Wash Basin of Colorado and Wyoming and in the Piceance Basin of northwest Colorado that it intends to explore and develop commencing in the fourth quarter of 2004. Infinity-Texas, a wholly-owned subsidiary of Infinity, was formed in July 2004 to acquire and develop oil and gas properties in Texas and has recently commenced drilling operations. In addition, Infinity has two concessions covering 1.4 million acres in the Caribbean Sea, offshore Nicaragua, for which Infinity has negotiated what management believes to be the final terms of the lease and development plans with the government of Nicaragua and plans exploration and development in subsequent years.

Consolidated, a wholly-owned subsidiary of Infinity, is the largest provider oil and gas field services in eastern Kansas and northeastern Oklahoma, and is also active in northeast Wyoming.

Recent Developments

During the first nine months of 2004, Infinity-Wyoming completed eight wells on Pipeline acreage, six of which were drilled prior to December 31, 2003 and two of which were drilled in the second and third quarters of 2004. In addition to the completion activity, Infinity-Wyoming assumed operation of two additional wells in the field following an acquisition of additional working interests in those wells in March 2004. The acquisition of the additional working interests resulted in the addition of approximately 70 Mcf per day of gas production net to Infinity’s interest from the two wells. The acquisition also included six 160-acre undeveloped drilling locations immediately adjacent to Infinity-Wyoming’s existing producing leasehold.

Infinity-Wyoming has completed two wells and recompleted two additional wells of the ten wells drilled on the Labarge acreage. Infinity-Wyoming expects to complete or recomplete one additional well during the balance of 2004. Infinity-Wyoming continues to evaluate the effectiveness of the activity as measured by initial production results and technical data derived from the work.

On July 16, 2004, Infinity-Texas acquired approximately 28,400 (21,800 net) acres of leasehold in the Barnett Shale area of the Fort Worth Basin of north central Texas for approximately $1.6 million. The purchase agreement requires Infinity to drill four wells prior to July 15, 2005, which management estimates will cost approximately $2.3 million, and complete those wells, which management estimates will cost approximately $2.5 million prior to September 13, 2005 or relinquish the acreage to the seller.

Infinity-Texas drilled its first well in the Fort Worth Basin of Texas during the fourth quarter of 2004 and commenced drilling the second well during November 2004. Infinity-Texas plans to drill two additional wells during the fourth quarter of 2004 and complete up to all four drilled wells by early 2005. The results of drilling and completing these initial pilot wells will determine the pace and extent of drilling of the acreage in the Fort Worth Basin in 2005 and beyond.

Effective September 15, 2004, Consolidated closed the sale of selected assets to an exploration and production company and Consolidated customer for $4.1 million in cash. After repayment of $1.3 million of LaSalle Bank debt secured by the divested assets and a $0.4 million provision for operating and capital costs related to relocation of yard and office operations, Consolidated realized approximately $2.4 million in net cash proceeds. The net cash proceeds were initially applied to repay an additional $1.1 million of debt under the LaSalle revolving facility, with $1.3 million remaining available for capital expenditures and other general corporate purposes. Subsequent to September 30, 2004, $1.0 million was distributed to Infinity-Texas and Infinity-Wyoming pursuant to provisions of the LaSalle Bank facility.

Effective April 20, 2004, Consolidated acquired substantially all of the assets and liabilities of Blue Star, a provider of acid and cementing services in eastern and central Kansas and north central Oklahoma, for $1.2 million in cash and the assumption of $0.2 million in liabilities. The acquisition was funded with $1.3 million of debt through an amendment of Consolidated’s facility with LaSalle Bank. Blue Star provided acid and cementing services in an area that overlapped a substantial portion of the eastern Kansas service area of Consolidated as well as central Kansas and north central Oklahoma. With the acquisition, Consolidated expanded its service area, increased its cementing capabilities through the acquisition of equipment which is designed to provide service to deeper oil and gas wells, eliminated possible future capital expenditures for additional equipment, and retained experienced personnel.

Infinity, which has been awarded concessions for the development of 24 blocks consisting of approximately 1.4 million acres offshore Nicaragua, has negotiated what management believes to be the final terms of the lease and development plans with the government of Nicaragua. Management believes that it will complete the exploration and production agreement during the fourth quarter of 2004.

Third Quarter 2004 Overview

Infinity reported net income of approximately $3.1 million, or $0.29 per diluted share, for the third quarter of 2004 compared to a loss of approximately $(4.5) million or $(0.55) per diluted share in the third quarter of 2003. The $7.6 million increase in net income over the prior year period was due to the following factors:

•	a decrease in amortization of loan costs of $4.3 million, partially offset by an increase in depletion of oil and gas assets of $0.3 million due to an increase in depletable costs and a decrease in the proved reserves over which development costs are being depleted;

•	an increase in the gain of $2.8 million in the third quarter of 2004 primarily on the sale of the Divested Consolidated Assets (see Note 5 to unaudited consolidated financial statements);

•	a $0.6 million increase in Consolidated gross profit and a $0.1 million increase in Infinity-Wyoming gross profit, partially offset by a $0.1 million increase in operating expenses; and

•	a decrease in interest expense of $0.2 million due to less indebtedness and generally lower interest rates.

2004 Operational and Financial Objectives

Oilfield Services

Consolidated expects to realize an increase in its oilfield service revenue during the remainder of 2004. This anticipated increase is due to an increase in the number of wells being drilled by property owners in Consolidated’s service areas during the first nine months of 2004, and as a result of the Blue Star acquisition made in April 2004 offset by the sale of the Divested Consolidated Assets in September 2004. The sale was to an existing customer that accounted for approximately 15% of year to date 2004 revenue.

Revenue from Consolidated is expected to range between $14 million and $15 million for the remainder of 2004 and the first nine months of 2005 and Consolidated could incur capital expenditures of approximately $0.4 million during the same period. There are no current commitments for potential capital expenditures or acquisitions and management believes Consolidated would be able to finance them through additional vendor financing, cash generated by operations, and/or issuance of debt or equity securities.

Consolidated will continue to evaluate additional acquisitions in order to:

•	expand the services currently provided;

•	expand the area currently serviced;

•	gain market share by providing complementary services to its existing services; and

•	gain market share through mergers and acquisitions.

Oil and Gas Production

Infinity-Wyoming

Infinity-Wyoming plans to undertake the following contractually obligated activities during the remainder of 2004 and into early 2005:

•	approximately $0.4 million under the initial completion phase of a development contract for its Labarge property;

•	approximately $0.2 million for the Labarge environmental impact study and an environmental assessment at its Pipeline field; and

•	$0.1 million for lease rental payments.

Contingent on obtaining the required regulatory permits and funding on terms acceptable to Infinity-Wyoming, it will focus on the following strategic operational objectives during the remainder of 2004 and into early 2005:

•	optimize production from certain Pipeline wells through selective workovers or additional completion and stimulation activity;

•	drill and complete one horizontal fractured Niobrara well at its proved undeveloped location in the Sand Wash Basin of Colorado at an estimated cost of $1.2 million;

•	drill and analyze the results from one wireline coring pilot well in the Piceance Basin of Colorado at an estimated cost of $0.4 million;

•	increase daily production, net to Infinity-Wyoming’s interest, of approximately 1.0 million cubic feet of gas equivalent (“MMcfe”) per day, by drilling three additional operated wells at an estimated cost of $1.5 million on Pipeline proved undeveloped locations;

•	participate in the completion of one additional well at Labarge at an expected cost of approximately $0.3 million;

•	drill and complete one well targeting the Frontier formation at a Labarge location at an estimated cost of $0.8 million; and

•	perform remediation, completion and exploration activities on the Sand Wash and Piceance prospects in order to further evaluate the properties for potential joint venture opportunities and development.

        Through November 12, 2004, Schlumberger Technology, Ltd (“Schlumberger”) has performed completion or recompletion operations on three wells in the Labarge field under the terms of the Joint Value Enhancement Agreement dated December 3, 2003. The agreement contemplates that Schlumberger will perform operations on a minimum of five wells during the first year. At present, no additional operations have been planned or scheduled by Schlumberger.

Infinity-Texas

Depending on the thickness of potential pay zones and natural gas shows encountered in the drilling of the initial two wells required under its lease agreement in the Fort Worth Basin, Infinity-Texas anticipates the drilling of two additional horizontal wells in the Fort Worth Basin of north central Texas during the fourth quarter of 2004, at an estimated cost of $2.3 million for those four wells, and the completion of such wells by early 2005, at an estimated cost of $2.5 million. Management also anticipates costs of at least $0.1 million for the acquisition of additional leases in the field. Infinity-Texas is exploring alternatives related to access to pipeline takeaway capacity in the future if and when production from the acreage is established.

Infinity, Inc. (Nicaraguan Concessions)

Infinity, which has been awarded concessions for the development of 24 blocks consisting of approximately 1.4 million acres offshore Nicaragua, has negotiated what management believes to be the final terms of the lease and development plans with the government of Nicaragua. Management believes that it will complete the exploration and production agreement during the fourth quarter of 2004. Upon completion of the agreement, Infinity will be required to post a performance bond for the initial work to be done on the leases, which will include an environmental study and the acquisition and re-processing of geophysical data. Infinity estimates the performance bond will be between approximately $0.2 million and $0.8 million, depending on the final terms of the lease. Infinity also anticipates that it will incur additional costs to complete the negotiations and finalize the leases of approximately $0.1 million.

RESULTS OF OPERATIONS

Three Months Ended September 30

Infinity had net income of $3.1 million, or $0.29 per diluted share, in the quarter ended September 30, 2004, compared to a net loss after taxes of $4.5 million, or $0.55 per diluted share in the quarter ended September 30, 2003.

Infinity experienced a $0.8 million increase in gross profit to $3.5 million in the quarter ended September 30, 2004 from $2.8 million in the quarter ended September 30, 2003. The increase in gross profit during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 was the primarily the result of a $0.6 million, or 34%, increase in gross profit from oilfield service operations on a $1.2 million, or 32%, increase in oilfield service revenue. The increase in oilfield service revenue and gross profit was due to an increased level of service activity. In addition, there was a $0.1 million, or 16%, increase in gross profit from oil and gas operations on a $0.2 million, or 13%, increase in oil and gas revenue. The increase in oil and gas revenue and gross profit was due to higher gas and oil prices, offset by lower oil and gas production.

For the three months ended September 30, 2004, Infinity recognized $1.2 million in depreciation, depletion and amortization expense compared to $0.8 million in the three months ended September 30, 2003. The $0.4 million increase was the result of a $0.4 million increase in depletion of oil and gas properties due to an increase in the basis of depletable assets as additional wells were brought online and a lower proved reserve base over which the oil and gas properties are being depleted.

Oilfield Services

Consolidated recorded revenue of $4.8 million and cost of revenue of $2.4 million for the quarter ended September 30, 2004, compared to revenue of $3.7 million and cost of revenue of $1.8 million for the comparable period ended September 30, 2003. The following table details the comparison of gross revenue in millions of dollars, before discounts, for the periods indicated, based on the number and type of core service jobs performed (due to rounding the sum of the individual amounts presented may not equal the totals):

Oilfield Service Statistics
($ in millions, before discounts)

	Three Months ended September 30,
	2004		2003		CHANGE
JOB TYPE	JOBS	REVENUE	JOBS	REVENUE	JOBS	REVENUE

Cementing	854	$2.8	536	$1.3	318	$1.5
Acidizing	369	$0.5	256	$0.4	113	$0.1
Fracturing	225	$1.8	374	$2.1	(149)	$(0.3)
Discounts and eliminations	—	$(0.2)	—	$(0.1)	—	$(0.1)
	1,448	$4.8	1,166	$3.7	282	$1.2

Historically high oil and gas prices, together with the performance of services deferred from the first half of 2004, partially offset by increased competition in fracturing services, resulted in a significant increase in the number of cementing and acidizing jobs completed during the quarter ended September 30, 2004, compared to the quarter ended September 30, 2003. The 40% decrease in the number of fracturing jobs completed was partially offset by a 43% increase in the revenue generated per job from approximately $5,600 per job in the quarter ended September 30, 2003 to approximately $8,000 per job in the 2004 period. Management anticipates an increase in fracturing jobs and a continued increase in the number of acidizing jobs during the fourth quarter of 2004 and into 2005, adjusting for seasonality and weather, due to the continued increase in the number of cement jobs during the three and nine months ended September 30, 2004, compared to the prior-year periods. With an increase in revenue per job and the expected increase in the number of acidizing and fracturing jobs in future periods, management anticipates its estimated cash flow from oilfield services will remain strong during the fourth quarter of 2004 and into 2005, adjusting for seasonality and weather.

Oil and Gas Production

During the quarter ended September 30, 2004, Infinity-Wyoming recorded approximately $1.4 million in revenue on the sale of approximately 265.5 MMcf of gas compared to $1.1 million in revenue on the sale of 254.7 MMcf of natural gas during the period ended September 30, 2003. Infinity-Wyoming also recorded approximately $0.4 million in revenue on the sale of 8,526 barrels of oil compared to approximately $0.4 million in revenue on the sale of 14,234 barrels of oil in the three month period ended September 30, 2003. Infinity-Wyoming was in a period of development inactivity during much of the latter part of 2003 and incremental production from that activity during 2004 has begun to replace the natural decline in production of wells that were producing during the period ended September 30, 2003. The increase in revenue during the period ended September 30, 2004 was due to higher oil and gas prices, partially offset by the natural decline in production in wells completed in the first quarter of 2004 and in prior periods. The prices that Infinity-Wyoming received for its products increased by approximately 21% from approximately $4.60 per thousand cubic foot gas equivalent (“Mcfe”) in the period ended September 30, 2003, to $5.57 per Mcfe for the period ended September 30, 2004. Infinity-Wyoming had essentially flat lease operating expense as compared to the prior year period, despite 7% less gas equivalent production, due to increased repair and maintenance costs for aging well equipment. Production taxes and transportation costs were slightly higher as compared to the prior year period due to higher total revenue increasing production taxes and higher gas volumes and a cost of living adjustment increasing transportation costs.

The following table provides statistical information by field for production volumes, revenue and production costs for the quarter ended September 30, 2004 and 2003 (due to rounding and other operating expenses the sum of the individual amounts presented may not equal the totals):

Infinity-Wyoming
Production Statistics

	Pipeline		Labarge		Total
Volumes:	2004	2003	2004	2003	2004	2003
Oil Sales Volumes (MBbls)	8.5	14.2	0.0	0.0	8.5	14.2
Gas Sales Volumes (MMcf)	258.7	246.6	6.8	8.1	265.5	254.7
Gas Equivalent (MMcfe)	309.9	332.1	6.8	8.1	316.7	340.0
$000s:
Oil Revenue	$370.6	$421.8	$0.0	$0.0	$370.6	$421.8
Gas Revenue	$1,352.8	$1,104.6	$39.3	$36.2	$1,392.1	$1,140.8
Production Expense	$180.5	$178.4	$111.6	$126.1	$310.1	$318.1
Production Taxes	$202.6	$160.0	$4.3	$3.5	$207.0	$163.4
Transportation Expense	$183.1	$159.1	$4.6	$4.2	$187.7	$163.4
$ per Mcfe:
Revenue	$5.56	$4.60	$5.76	$4.46	$5.57	$4.60
Production Expense	$0.58	$0.54	$16.70	$15.53	$0.98	$0.94
Production Taxes	$0.65	$0.48	$0.64	$0.43	$0.65	$0.48
Transportation Expense	$0.59	$0.48	$0.67	$0.52	$0.59	$0.48

Operating Expenses

During the quarter ended September 30, 2004, Infinity recognized approximately $1.4 million in corporate operating expenses compared to approximately $1.3 million in the period ended September 30, 2003. The increase was mainly due to increased corporate insurance costs and benefit costs associated with the implementation of a contribution matching for the employees’ 401(K) savings plan. Depreciation, depletion and amortization expense increased to $1.2 million in the period ended September 30, 2004 compared to $0.8 million in the period ended September 30, 2003. The increase was the result of an increase in depletion of oil and gas properties due to an increase in depletable assets and a lower proved reserve base over which the oil and gas properties are being depleted.

Other Income and Expenses

During the three month period ended September 30, 2004, interest income and other was flat from the prior year period. Amortization of loan costs decreased $4.3 million from $4.7 million in the quarter ended September 30, 2003 to $0.4 million during the quarter ended September 30, 2004. The decrease was due to the repayment and refinancing of indebtedness during the previous year period and the related expensing of unamortized debt issuance costs for the retired debt. Interest expense decreased $0.2 million from $0.5 million in the quarter ended September 30, 2003 to $0.3 million during the quarter ended September 30, 2004. The decrease was due to a reduction in the level of indebtedness and interest rates since September 30, 2003. Gain on the sale of assets increased $2.8 million from a loss of $23,392 in the quarter ended September 30, 2003 to $2.8 million during the quarter ended September 30, 2004. The increase was due to the sale of the Divested Consolidated Assets during the three months ended September 30, 2004 (see Note 5 to unaudited consolidated financial statements).

Net Income

Infinity had net income of $3.1 million during the period ended September 30, 2004, an increase of $7.6 million from a net loss of $4.5 million in the period ended September 30, 2003. The increase in net income was mainly due to a $2.8 million gain on the sale of assets during the quarter ended September 30, 2004 as compared to $4.2 million less of amortization of loan costs during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.

Nine Months Ended September 30

Infinity had net income of $0.3 million, or $0.03 per diluted share, in the nine months ended September 30, 2004, compared to a net loss after taxes of $5.4 million, or $0.67 per diluted share in the nine months ended September 30, 2003.

Infinity experienced a $0.8 million increase in gross profit to $7.7 million in the nine months ended September 30, 2004 from $6.9 million in the nine months ended September 30, 2003. The increase in gross profit during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was the primarily the result of a $0.7 million, or 19%, increase in gross profit from oilfield service operations on a $1.8 million, or 21%, increase in oilfield service revenue. The increase in oilfield service revenue and gross profit was due to an increased level of service activity due to high oil and gas prices and an April 2004 acquisition of oilfield service operations. In addition, gross profit from oil and gas operations was flat at approximately $2.9 million on a $0.5 million, or 9%, decrease in oil and gas revenue, reflecting higher oil and gas prices as compared to the previous year period. The decrease in oil and gas revenue was due to lower oil and gas production, offset by higher gas and oil prices.

For the nine months ended September 30, 2004, Infinity recognized $3.5 million in depreciation, depletion and amortization expense compared to $1.9 million in the nine months ended September 30, 2003. The $1.6 million increase was the result of a $1.7 million increase in depletion of oil and gas properties due to an increase in the basis of depletable assets as additional wells were brought online and a lower proved reserve base over which the oil and gas properties are being depleted.

Oilfield Services

Consolidated recorded revenue of $10.4 million and cost of revenue of $5.6 million for the nine months ended September 30, 2004, compared to revenue of $8.6 million and cost of revenue of $4.6 million for the comparable period ended September 30, 2003. The following table details the comparison of gross revenue in millions of dollars, before discounts, for the periods, based on the number and type of core service jobs performed (due to rounding the sum of the individual amounts presented may not equal the totals):
Oilfield Service Statistics
($ in millions, before discounts)

	Nine Months ended September 30,
	2004		2003		CHANGE
JOB TYPE	JOBS	REVENUE	JOBS	REVENUE	JOBS	REVENUE

Cementing	1,923	$5.8	1,223	$3.1	700	$2.7
Acidizing	715	$1.0	702	$1.0	13	$--
Fracturing	531	$4.1	820	$4.8	(289)	$(0.7)
Discounts and eliminations	—	$(0.5)	—	$(0.3)	—	$(0.2)
	3,169	$10.4	2,745	$8.6	424	$1.8

Historically high oil and gas prices, offset by inclement weather during the first half of 2004 and increased competition in fracturing services, resulted in a 15% increase in the number of jobs completed during the nine months ended September 30, 2004, compared to the previous year period. The 35% decrease in the number of fracturing jobs completed was partially offset by a 30% increase in the revenue generated per job from approximately $5,900 per job in the nine months ended September 30, 2003 to approximately $7,700 per job in the 2004 period. Management anticipates an increase in fracturing jobs and a continued increase in the number of acidizing jobs during the fourth quarter of 2004 and into 2005, adjusting for seasonality and weather, due to the continued increase in the number of cement jobs during the three and nine months ended September 30, 2004, compared to the prior year periods. With an increase in revenue per job and the expected increase in the number of acidizing and fracturing jobs in future periods, management anticipates its estimated cash flow from oilfield services will remain strong, relative to previous year periods, during the fourth quarter of 2004 and into 2005, adjusting for unusual seasonality and weather.

Oil and Gas Production

During the nine months ended September 30, 2004, Infinity-Wyoming recorded approximately $3.8 million in revenue on the sale of approximately 735.4 MMcf of gas compared to $3.9 million in revenue on the sale of 883.6 MMcf of gas during the period ended September 30, 2003. Infinity-Wyoming also recorded approximately $1.0 million in revenue on the sale of 26,052 barrels of oil compared to approximately $1.4 million in revenue on the sale of 47,174 barrels of oil in the nine month period ended September 30, 2003. Infinity-Wyoming was in a period of development inactivity during much of the latter part of 2003, following a period of strong initial production from new wells in early 2003, and incremental production from that late 2003 and early 2004 activity has begun to replace in 2004 the natural decline in production of wells that were producing during the period ended September 30, 2003. The decrease in revenue during the period ended September 30, 2004 was due to natural decline in production in wells completed in early 2004 and in prior periods, partially offset by higher oil and gas prices. The prices that Infinity-Wyoming received for its products increased by approximately 19% from approximately $4.54 per Mcfe in the period ended September 30, 2003, to $5.42 per Mcfe for the period ended September 30, 2004. Infinity-Wyoming had $0.3 million, or 27%, less in lease operating expense as compared to the prior year period, due to $0.4 million less lease operating expense at Labarge in the current year relative to the prior year, partially offset by $0.1 million more lease operating expense at Pipeline due to increased repair and maintenance costs for aging well equipment. Production taxes were comparable to the prior year period due to comparable total revenue and transportation costs were $0.1 million lower due to lower gas volumes, partially offset by a cost of living adjustment.

The following table provides statistical information by field for production volumes, revenue and production costs for the nine months ended September 30, 2004 and 2003 (due to rounding and other operating expenses the sum of the individual amounts presented may not equal the totals):

Infinity-Wyoming
Production Statistics

	Pipeline		Labarge		Total
Volumes:	2004	2003	2004	2003	2004	2003
Oil Sales Volumes (MBbls)	26.1	47.1	0.0	0.1	26.1	47.2
Gas Sales Volumes (MMcf)	717.5	861.4	17.9	22.2	735.4	883.6
Gas Equivalent (MMcfe)	873.8	1,144.1	17.9	22.9	891.7	1,166.6
$000s:
Oil Revenue	$1,014.0	$1,437.4	$0.0	$2.7	$1,014.0	$1,440.1
Gas Revenue	$3,720.3	$3,760.3	$101.3	$96.3	$3,821.6	$3.856.6
Production Expense	$522.1	$453.3	$337.3	$691.8	$859.4	$1,169.6
Production Taxes	$549.8	$579.1	$11.3	$10.7	$558.2	$589.8
Transportation Expense	$474.7	$604.4	$11.3	$8.3	$476.0	$612.6
$ per Mcfe:
Revenue	$5.43	$4.54	$5.65	$4.33	$5.42	$4.54
Production Expense	$0.60	$0.40	$18.80	$10.99	$0.96	$1.00
Production Taxes	$0.63	$0.51	$0.63	$0.18	$0.63	$0.51
Transportation Expense	$0.54	$0.53	$0.63	$0.34	$0.53	$0.53

Operating Expenses

During the period ended September 30, 2004, Infinity recognized approximately $4.2 million in corporate operating expenses compared to approximately $4.0 million in the period ended September 30, 2003. The increase was mainly due to increased corporate insurance costs and increased benefits costs associated with the implementation of a company matching contribution to the employees’ 401(K) savings plan. Depreciation, depletion and amortization expense increased to $3.5 million in the period ended September 30, 2004 compared to $1.9 million in the period ended September 30, 2003. The increase was the result of an increase in depletion of oil and gas properties due to an increase in depletable assets and a lower proved reserve base over which the oil and gas properties are being depleted.

Other Income and Expenses

During the nine month period ended September 30, 2004, interest income and other was flat from the prior year period. Amortization of loan costs decreased $3.6 million from $5.3 million in the nine months ended September 30, 2003 to $1.7 million during the nine months ended September 30, 2004. The decrease was due to the higher level of debt repayment and refinancing and the higher level of related expensing of unamortized debt issuance costs for the retired debt during the previous year period. Interest expense decreased $0.2 million from $1.1 million in the nine months ended September 30, 2003 to $0.9 million during the nine months ended September 30, 2004. The decrease was due to a reduction in the amount of indebtedness and generally lower interest rates in the current year period relative to the previous year period. Gain on the sale of assets increased $2.8 million from a loss of $27,086 in the nine months ended September 30, 2003 to $2.8 million during the nine months ended September 30, 2004. The increase was primarily due to the sale of the Divested Consolidated Assets during the three months ended September 30, 2004 (see Note 5 to unaudited consolidated financial statements).

Net Income (Loss)

Infinity had net income of $0.3 million during the nine months ended September 30, 2004, an increase of $5.6 million from a net loss of $5.4 million in the period ended September 30, 2003. The increase in net income was due primarily to a $2.8 million gain on the sale of assets during the nine months ended September 30, 2004 and $5.3 million of amortization of loan costs during the nine months ended September 30, 2003, compared to $1.7 million of amortization of loan costs during the nine months ended September 30, 2004 and a $1.0 million decrease in operating income from the $1.0 million of operating income during the nine months ended September 30, 2003 to an operating loss of $23,238 during the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Capital Expenditures

Infinity had $2.4 million in cash and cash equivalents at September 30, 2004, an increase from $0.7 million at December 31, 2003. During the nine months ended September 30, 2004, Infinity generated approximately $4.0 million from the private placement of one million shares of common stock, $0.1 million from the issuance of 62,000 shares of common stock upon the exercise of stock options, $1.6 million from operating activities, offset by a net $0.2 million decrease in long-term debt.

As discussed in Note 2 to unaudited consolidated financial statements, on November 15, 2004, Infinity completed the private placement of 1,027,000 shares of common stock at a price of $5.10 per share, from which it received net proceeds after commissions and legal and other expenses of approximately $4.9 million.

Infinity used approximately $7.9 million in investing activities in the nine month period ending September 30, 2004, prior to adjusting for the $4.1 million received in the sale of the Divested Consolidated Assets, as follows:

•	approximately $1.8 million was used for the acquisition of oilfield service equipment and operations;

•	approximately $1.8 million for the acquisition and operation of leasehold acreage in the Fort Worth Basin of Texas;

•	approximately $1.7 million completing six wells drilled in 2003 and drilling and completed two additional wells in 2003 at Pipeline;

•	approximately $1.7 million on the completion of two wells and the recompletion of two producing wells and one disposal well at Labarge;

•	approximately $0.5 million to acquire additional interest in two producing wells and leases on 960 additional acres adjacent to Pipeline;

•	approximately $0.4 million in remediation and completion activities on two existing wells in the Sand Wash Basin; and

•	approximately $0.1 million of other oil and gas exploration and development expenditures by Infinity-Wyoming.

Cash Requirements

The table below reflects management’s estimates of expected cash requirements for the remainder of 2004 and the first nine months of 2005, based on management’s current strategic operational objectives:

For the twelve months ending September 30, 2005
(In Millions)

Corporate cash usage	$2.0
Interest on Infinity, Inc. debt	0.8
Consolidated equipment additions	0.4
Infinity-Wyoming capital expenditures	4.9
Infinity-Texas capital expenditures	4.9
Nicaragua performance bonds and contract negotiation	0.9
Expected cash requirements under current strategic operational plans	$13.9

These amounts assume that $0.8 million of interest for the twelve month period on the 7% Subordinated Convertible Notes is satisfied with the issuance of additional notes. On October 15, 2004, Infinity issued $0.4 million in additional notes for the payment of accrued interest due October 15, 2004.

Sources of Cash

The table below reflects Infinity’s expected sources of cash for the remainder of 2004 and the first nine months of 2005:

For the twelve months ending September 30, 2005
(In Millions)

Working capital	$1.1
Consolidated operating cash flow	3.5
Infinity-Wyoming operating cash flow	3.5
Private placement of common stock	4.9
Total Sources	$13.0

These amounts do not assume any proceeds from the potential exercise of stock options which are currently “in-the-money” and expire during the twelve months ended September 30, 2005. As of November 15, 2004, 377,400 of those stock options had exercise prices ranging from $1.50 per share to $5.00 per share and would provide cash to Infinity of up to $1.1 million if exercised prior to expiration.

Consolidated expects to generate approximately $3.5 million in operating cash flow from the oilfield service business during the remainder of 2004 and the first nine months of 2005. The cash flow from this business segment is expected to be driven by an increase in fracturing and acidizing business in the Cherokee Basin of southeast Kansas as customers move forward with development activities on leases that will be expiring within the next year, an increase in cementing activity in northeast Wyoming, and an increase in oilfield service operations in eastern Kansas and northeast Oklahoma driven by recent historically high oil and gas prices and the April 2004 acquisition of Blue Star, partially offset by a loss of jobs resulting from the September 2004 sale of the Divested Consolidated Assets.

Infinity-Wyoming expects to generate approximately $3.5 million in operating cash flow from oil and gas production operations during the remainder of 2004 and the first nine months of 2005. Management anticipates production from the wells on the Pipeline project to average approximately 4.1 MMcfe per day net to Infinity’s interest and has assumed only minor production increases from exploration and production projects, including Labarge and in the Sand Wash Basin.

Management anticipates additional operating cash flow from Infinity-Texas during the 2005 period, but cannot accurately estimate the amount due to the exploratory nature of its operations at present. In addition to the expected production volumes, Infinity-Wyoming has a contract in place to sell 2,000 MMBtu per day at $4.40 through March, 2005 and at $4.15 through March 2006, substantially lower than current prices. Production expenses are expected to stay fairly steady during the period.

In order to fund Infinity’s expected cash deficit under the current strategic operational plan of $0.9 million (which assumes none of the potential for up to $1.1 million of cash proceeds from the exercise of “in-the-money” stock options during the twelve months ended September 30, 2005), and any other potential development expenditures, Infinity may be required to pursue external financing through short term loans, conventional bank financing, the forward sale of its oil and gas production, through the public or private equity or debt markets, joint ventures or joint interest partners, or through asset sales. Infinity expects, together with cash flow, any proceeds received from any of these sources will first be utilized to ensure Infinity’s minimum contractual obligations are met. The amount of progress that Infinity-Wyoming and Infinity-Texas will be able to make on the additional development of their properties under the current strategic operational plan will be dependent upon their ability to obtain the proper permits for the development, to secure the necessary drilling and completion services, and to fund the development. Obtaining permits and sufficient funding to meet these additional capital expenditures cannot be assured.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Infinity believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Proved Reserve Estimates

Infinity’s estimated quantities of proved reserves at December 31, 2003 were prepared by independent petroleum engineers Netherland, Sewell and Associates, Inc. Infinity’s estimates of proved oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any proved reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and work-over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such proved reserves based on risk of recovery, and estimates of the future net cash flows expected may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the proved reserves, which could affect the carrying value of Infinity’s oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenue and expenditures with respect to Infinity’s proved reserves will likely vary from estimates, and such variances may be material.

Oil and Gas Properties, Depreciation and Full Cost Ceiling Test

Infinity follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include costs incurred for lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. The capitalized costs are amortized over the life of the proved reserves associated with the assets with the amortization being expensed as depletion in the period that the proved reserves are produced. This depletion expense is calculated by dividing the period’s production volumes by the estimated volume of proved reserves associated with the investment and multiplying the calculated percentage by the capitalized investment. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties.

If the net investment in oil and gas properties, less asset retirement obligations, exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves including the effect of cash flow hedges, and (2) the lower of cost or fair market value of properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Infinity is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the Securities and Exchange Commission. Under these rules, capitalized costs of proved oil and gas properties, less asset retirement obligations, may not exceed the present value of estimated future net revenue from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the un-escalated prices in effect as of the last day of the quarter, including the effects of cash flow hedges, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. Infinity recognized a ceiling write down of $2,975,000 during 2003. At September 30, 2004, Infinity would have recognized a $2.0 million ceiling write-down based on the gas price in effect at that date. However, due to subsequent significant increases in gas sales prices at November 12, 2004, Infinity-Wyoming was not required to recognize a ceiling write-down in the quarter ended September 30, 2004. A decrease in gas prices, a significant decrease in estimated gas production in future periods, or the reclassification of development costs to properties subject to depletion without a corresponding increase in associated proved reserves could result in a ceiling write-down during future periods. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

Property, Equipment and Depreciation

Equipment utilized in the oilfield service business and to support operations on Infinity’s oil and gas properties is stated at cost. This equipment is depreciated using the straight-line method over the estimated useful lives of the assets of three to 30 years.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity’s United States crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a low of $4.50 per Mcf to a high of $6.37 per Mcf during the nine months ended September 30, 2004. Oil price realizations ranged from a low of $34.10 per barrel to a high of $44.96 per barrel during the period.

Infinity-Wyoming periodically enters into forward sales contracts on a portion of its projected natural gas production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels in order to manage Infinity-Wyoming’s cash flow by reducing the exposure to gas price fluctuations. Infinity has a forward sales contract in place for the sale of 2,000 MMBtu per day at a price of $4.40 per MMBtu. The contract expires March 31, 2005 at which time it is replaced by a one-year contract for the sale of 2,000 MMBtu per day at a fixed price of $4.15 per MMBtu.

Item 4. Controls and Procedures

The chief executive officer and the chief financial officer have conducted an evaluation of the effectiveness of the design and operation of Infinity’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures are effective as of September 30, 2004. During the nine months ended September 30, 2004, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting. Infinity believes that it maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in Infinity’s controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

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

The Company furnished a report on Form 8-K on August 16, 2004 pursuant to Items 7 and 12 to report financial results for the second quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINITY, INC.

Date: November 15, 2004	By:	/s/ Stanton E. Ross

Stanton E. Ross, President

Date: November 15, 2004	By:	/s/ Jon D. Klugh

Jon D. Klugh, Chief Financial Officer

