Form 10-K/A
period 2004-12-31
INFINITY INC
filed 2005-04-29
CIK 822746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

     As of April 29, 2005, 13,302,388 shares of the Registrant’s common stock, par value $.0001, were issued and outstanding.

PART III
ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
EXHIBIT INDEX
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

EXPLANATORY NOTE

     This amendment on Form 10-K/A is being filed in order to amend Infinity Inc.’s (“Infinity”, “we” or “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as originally filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2005 to include the information required by Items 10, 11, 12, 13 and 14 of Part III of the Annual Report on Form 10-K in lieu of incorporation by reference to Infinity’s proxy statement for the 2005 annual meeting of shareholders.

i

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     Set forth in the following table are the names of our directors and executive officers and their respective positions and ages. The term of each of our directors will terminate at the 2005 annual meeting of stockholders.

     Additional information concerning each of these directors and executive officers is shown below.

Name(1)	Age	Positions held with Infinity
Stanton E. Ross	43	President, Treasurer and Director of Infinity, Inc.

James A. Tuell	45	Executive Vice President and Director of Infinity, Inc.
		President of Infinity Oil and Gas of Texas, Inc.
		President of Infinity Oil & Gas of Wyoming, Inc.
Stephen D. Stanfield	49	Senior Vice President, Oilfield Services of Infinity, Inc.
		President of Consolidated Oil Well Services, Inc.
James W. Dean	38	Vice President, Strategic and Corporate
		Development of Infinity, Inc.
Elliot M. Kaplan	54	Director

Robert O. Lorenz	58	Director

Leroy C. Richie	63	Director

(1)	Effective April 1, 2005, Mr. O. Lee Tawes resigned as a director of Infinity, Inc. The board of directors selected James A. Tuell to fill the vacancy on the board of directors until the next annual meeting of shareholders.

     Stanton E. Ross. Mr. Ross has been President, Treasurer and a director of Infinity since March 1992, and serves as an officer and director of each of Infinity’s subsidiaries. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Overland Park, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc. which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager.

     James A. Tuell. Mr. Tuell has been Executive Vice President of Infinity since March 2005 and a director of Infinity since April 2005. Since February 2004 and June 2004, Mr. Tuell has also served as

President of Infinity Oil & Gas of Wyoming, Inc., and Infinity Oil and Gas of Texas, Inc., wholly-owned subsidiaries of Infinity, Inc. Prior to joining Infinity, Mr. Tuell owned and operated an accounting and finance consultancy which served Infinity and numerous other independent energy companies from July 2001 to February 2004. From 1996 through July 2001, Mr. Tuell served as Controller and Chief Accounting Officer of Basin Exploration, Inc. From 1994 through 1996, he served as Vice President and Controller of Gerrity Oil & Gas Corporation. Mr. Tuell was employed by the independent accounting firm of Price Waterhouse from 1981 through 1994, most recently as a Senior Audit Manager. He earned a B.S. in accounting from the University of Denver and is a certified public accountant.

     Stephen D. Stanfield. Mr. Stanfield has been Senior Vice President, Oil Field Services of Infinity, Inc. since June 2004. He has also served as the Chief Operating Officer of Consolidated Oil Well Services, Inc., a wholly-owned subsidiary of Infinity, Inc., since October 2000 and in March 2004 was promoted to President of Consolidated Oil Well Services, Inc. Prior to joining Infinity, Mr. Stanfield was an Assistant Manager with Crude Marketing Inc. from February 2000 to October 2000. Crude Marketing Inc. buys, transports and sells crude oil in eastern Kansas and northeastern Oklahoma. From 1990 to February 2000, Mr. Stanfield was employed with EOTT Energy, which was based in Houston, Texas. Mr. Stanfield served as Operations Coordinator for the Mid-Continent Region and was responsible for coordinating crude oil transportation in a nine state area. Mr. Stanfield began his career in the oil and gas industry in 1981 with American Fracmaster Inc., which was headquartered in Oklahoma City, Oklahoma. He served as a Service Supervisor, Operations Manager, and Sales Representative at the company’s Chanute, Kansas and Bartlesville, Oklahoma facilities. He was employed with them until they sold the eastern Kansas operation to Eastern Frac Inc. and remained with that company until 1988. Mr. Stanfield served with the United States Air Force from 1976 to 1980.

     James W. Dean. Mr. Dean has been Infinity’s Vice President, Strategic and Corporate Development since March 2004. Prior to joining Infinity, Mr. Dean was an investment banker with First Albany Capital, Inc. from September 2000 to March 2004, with clients and transactional experience focused in the energy industry, primarily related to oil and gas exploration and production. From January 2000 to September 2000, Mr. Dean worked as an independent consultant in the high-tech industry. From 1996 to January 2000, Mr. Dean worked for Key Energy Services, Inc., a publicly-traded oilfield service firm, most recently as Vice President of Financial Planning and Analysis and, prior to that, Manager of Financial Planning and Analysis. From 1991 to 1996, Mr. Dean worked in energy corporate finance for Rauscher Pierce Refsnes, Inc., now RBC Capital Markets, and worked for Petrie Parkman & Co. in its mergers and acquisitions group in 1996. Mr. Dean began his career in 1990 at Price Waterhouse, LLP, now PricewaterhouseCoopers, in its tax department. Mr. Dean received a B.A. in economics and managerial studies from Rice University.

     Elliot M. Kaplan. Mr. Kaplan has served as a director of Infinity since July 2004. Mr. Kaplan has been a practicing attorney with Daniels & Kaplan, P.C., Attorneys at Law since 1994, specializing in corporate strategizing. From 1991 to 1993, Mr. Kaplan practiced law with the firm of Berman, DeLeve, Kuchan & Champan, with DeWitt, Zeldin & Bigus from 1990 to 1991 and with Husch, Eppenberger, Donahue, Cornfield & Jenkins from 1985 to 1990. From 1983 to 1985, Mr. Kaplan served as Vice President, Assistant General Counsel and Assistant Secretary of Air One, Inc. Mr. Kaplan received his Bachelor of Arts from Antioch University in 1978 and his Juris Doctor and Master of Business Administration degrees from Whittier College in 1982.

     Robert O. Lorenz. Mr. Lorenz has been a director of Infinity since January 1, 2004. Mr. Lorenz is a former partner of Arthur Andersen LLP. He served as the managing partner of the Arthur Andersen Oklahoma City office beginning in 1994 and as the managing partner of the Oklahoma practice beginning in 2000. He retired from Arthur Andersen in 2002. He currently serves as a director of

Panhandle Royalty Company. Mr. Lorenz is a certified public accountant and holds a bachelor’s degree in business administration.

     Leroy C. Richie. Mr. Richie has been a director of Infinity since June 1, 1999. Since September 2000, he has been Chairman and Chief Executive Officer of Q Standards World Wide, Inc. From April 1999 to August 2000, he was President of Capitol Coating Technologies, Inc. From September 1998 to April 1999 he was President of Intrepid World Communications. From January 1998 to September 1998, Mr. Richie reviewed business opportunities and served as Chairman of H.P. Devco and Vice Chairman of Detroit Economic Growth Corp. and Detroit Medical Center. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for that company’s automotive operations from 1986 to 1997. Before joining Chrysler, he served as director of the New York office of the Federal Trade Commission. He has been a member of the board of directors of Kerr-McGee Corporation since 1998 and has served as the chair of the audit committee of the board of directors of that company since January 1, 2003. He has also been a member of the board of directors of J.W. Seligman & Co. since 2000. Mr. Lorenz received a B.A. from City College of New York and a J.D. from the New York University School of Law.

Audit Committee

     Infinity has an Audit Committee, comprised of Elliot M. Kaplan, Robert O. Lorenz, and Leroy C. Richie, with Mr. Lorenz serving as the chair of the committee. Each member of the Audit Committee is independent as defined in the NASDAQ listing standards. The board of directors has determined that Mr. Lorenz qualifies as an “Audit Committee Financial Expert” as that term is defined in rules promulgated by the Securities and Exchange Commission and that each member of the Audit Committee meets the financial sophistication requirements contained in the NASDAQ listing standards.

Code of Ethics

     Infinity has adopted a code of ethics that applies to the directors, senior executive and financial officers, and other executive officers. In addition, Infinity has adopted a code of ethics and business conduct which applies to all employees. The code of ethics for directors and officers and the code of ethics and business conduct for employees are available on Infinity’s website at http://www.infinity-res.com. To access our corporate governance materials, click on “Investor Relations.”

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Infinity’s directors, executive officers and persons who own more than ten percent of a registered class of Infinity’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Infinity. Directors, executive officers and greater-than-ten-percent shareholders are required by Commission regulations to furnish Infinity with copies of all Section 16(a) forms that they file.

     Based solely on the written and oral representations of its directors and executive officers and a review of copies of Forms 3, 4 and 5 that were filed with the Commission, Infinity believes that all filing requirements pursuant to Section 16(a) were complied with during 2004 with the exception of Messrs. Kaplan and Lorenz, who each filed one late report with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

     The following tables set forth information regarding executive compensation for Infinity’s President and Chief Executive Officer and each other executive officer who received compensation in excess of $100,000 during the years ended December 31, 2004, 2003, and 2002.

SUMMARY COMPENSATION TABLE

		Annual				Long-Term
		Compensation				Compensation
				Other		Restricted
				Annual		Security	Securities	All Other
Name and Principal		Salary	Bonus	Compensation		Awards	Underlying	Compensation
Position	Year	($)	($)	($)		($)	Options (#)	($)(1)
Stanton E. Ross,	2004	$162,500	$25,000	$2,050		—	60,000	$1,005
President and Chief	2003	$110,000	—	$16,965	(2)	—	—	$1,005
Executive Officer	2002	$110,000	$41,234	$91,186	(3)	—	50,000	$1,005

James A. Tuell	2004	$143,308	$25,000	—		—	20,000	—
Executive Vice President (4)

Stephen D. Stanfield	2004	$96,717	$20,000	1,250		—	35,000	$780
Senior Vice President,	2003	$81,417	$—	1,895		—	—	$780
Oilfield Services	2002	$74,154	$—	1,787		—	13,500	$780

James W. Dean	2004	$79,231	$25,000	—		—	20,000	—
Vice President –
Strategic and Corporate Development (5)

Jon D. Klugh,	2004	$104,410	$10,000	$9,600	(7)	—	35,000	$915
Chief Financial	2003	$76,300	—	$9,600	(7)	—	—	$915
Officer (6)	2002	$70,123	$21,000	$9,962	(7)	—	13,500	$915

(1)	Amount shown represents premiums paid on life insurance policies for the benefit of Messrs. Ross, Stanfield and Klugh.

(2)	Amount shown includes $10,720 for personal use of company aircraft which was reported as taxable income.

(3)	Amount shown includes $72,662 paid for reimbursement of taxes paid on exercise of non-qualified stock options

(4)	Mr. Tuell joined Infinity in February 2004.

(5)	Mr. Dean joined Infinity in March 2004.

(6)	Effective December 31, 2004, Mr. Klugh resigned as the Chief Financial Officer of Infinity.

(7)	Represents an automobile allowance.

OPTION GRANTS IN LAST FISCAL YEAR

	Number of
	Securities	Percent of			Potential Realizable Value
	Underlying	Total Options	Individual Grants		at Assumed Annual Rates of
	Options	Granted to	Exercise or		Share Price Appreciation
	Granted	Employees In	Base Price	Expiration	for Option Term
Name	(#)	Fiscal Year	($/Sh)	Date	5%($)	10%($)
Stanton E. Ross	60,000	15%	4.26	6/17/2014	$160,740	$407,340
James A. Tuell	20,000	5%	4.26	6/17/2014	$53,580	$135,780
Stephen D. Stanfield	35,000	9%	4.26	6/17/2014	$93,765	$237,615
James W. Dean	20,000	5%	4.26	6/17/2014	$53,580	$135,780
Jon D. Klugh	35,000	9%	4.26	6/17/2014	$93,765	$237,615

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired		Options At Fiscal Year-End		In-the-Money Options at
	on Exercise	Value	(#)		Fiscal Year-End ($)
Name	(#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Stanton E. Ross	40,000	132,000	250,000	—	$875,650	—
James A. Tuell	—	—	20,000	—	$78,000	—
Stephen D. Stanfield	—	—	93,700	—	$297,344	—
James W. Dean	—	—	20,000	—	$78,000	—
Jon D. Klugh	—	—	108,500	—	$384,800	—

     Infinity has no employment agreements with any of its executive officers.

     Members of the board of directors who are not employees of Infinity receive a fee of $5,000 per quarter. They are also entitled to reimbursement of reasonable travel expenses incurred by them in attending Board meetings.

     Infinity has no retirement, pension, profit sharing or other plans covering its officers and directors except as disclosed below and except for a 401(k) Plan to which Infinity made no contributions prior to December 31, 2003. On January 1, 2004, Infinity began matching employee contributions on a dollar for dollar basis up to 4% of the employee’s gross salary. All employees of Infinity and its subsidiaries, including the named executive officers, who have been employed for a minimum of ninety days, are eligible to participate in the 401(k) Plan.

Compensation Committee Interlocks and Insider Participation

     None of the members of the Compensation Committee in 2004, Elliot M. Kaplan, Robert O. Lorenz, Leroy C. Richie and O. Lee Tawes, has ever been an officer or employee of Infinity or its subsidiaries. All relationships between these directors and Infinity required to be disclosed have been disclosed elsewhere in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of shares of Infinity’s $.0001 par value common stock owned beneficially, as of April 29, 2005, by any person who is known to Infinity to be the beneficial owner of 5% or more of such common stock, and, in addition, by each director, nominee for director and executive officer of Infinity, and by all directors, nominees for director and executive officers of Infinity as a group. Information as to beneficial ownership is based upon statements furnished to Infinity by such persons. As of April 29, 2005, 13,302,388 shares of our common stock were issued and outstanding.

Name and Address of	Amount and Nature of	Percent
Beneficial Owner (1)	Beneficial Ownership	of Class
Gilder, Gagnon, Howe & Co. LLC (2)	1,009,548	7.6%
Wellington Management Company LLP (3)	1,212,000	9.1%
Elliot M. Kaplan (4)	25,000	*
Robert O. Lorenz (5)	40,000	*
Leroy C. Richie (6)	142,500	1.1%
Stanton E. Ross (7)	1,076,038	8.0%
James A. Tuell (8)	70,000	*
James W. Dean (9)	45,900	*
Stephen D. Stanfield (10)	98,500	*
All directors, nominees for director, and executive officers as a group (7 persons) (11)	1,497,938	10.8%

*	The percentage of shares beneficially owned is less than 1%.

(1)	The address of these persons, unless otherwise noted, is Infinity, Inc., 950 Seventeenth Street, Suite 800, Denver, Colorado 80202.

(2)	The address of Gilder, Gagnon, Howe & Co. LLC (“GGH”) is 1775 Broadway, 26th Floor, New York, NY 10019. GGH is a registered broker-dealer and may be deemed to be the beneficial owner of 971,664 of our shares. These shares are held in customer accounts over which partners and/or employees of GGH have discretionary authority to dispose of or direct the disposition of the shares. Partners of GGH hold 13,159 of our shares in accounts owned by them or their families. The profit-sharing plan of GGH holds 24,725 of our shares.

(3)	The address of Wellington Management Company, LLP (“WMC”) is 75 State St., Boston, MA 02109. WMC is a registered investment advisor and may be deemed to be the beneficial owner of 1,212,000 of our shares. These shares are owned of record by clients of WMC.

(4)	Includes 22,000 shares which may be purchased within 60 days under stock options held by Mr. Kaplan.

(5)	Includes 35,000 shares which may be purchased within 60 days under stock options held by Mr. Lorenz.

(6)	Includes 142,500 shares which may be purchased within 60 days under stock options held by Mr. Richie.

(7)	Includes 225,700 shares which may be purchased within 60 days under stock options held by Mr. Ross. Mr. Ross has pledged 675,000 shares of Infinity common stock owned by him to support margin loans from brokerage firms in the current amount of approximately $850,000. This arrangement was in place during all of 2004. Under this arrangement, Infinity common stock owned by Mr. Ross could be sold by the brokers to meet margin calls or under certain other conditions.

(8)	Includes 50,000 shares which may be purchased within 60 days under stock options held by Mr. Tuell.

(9)	Includes 40,000 shares which may be purchased within 60 days under stock options held by Mr. Dean.

(10)	Includes 98,500 shares which may be purchased within 60 days under stock options held by Mr. Stanfield.

(11)	Includes options to purchase 613,700 shares exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Infinity’s wholly-owned subsidiary, Consolidated Oil Well Services, Inc., had a credit facility with an outstanding balance of approximately $3.6 million at December 31, 2004. Of this amount, $1,000,000 had been guaranteed by Stanton E. Ross, our President and CEO. The credit facility was repaid in full in January 2005 and the guaranty is no longer in effect.

     In June 2004, Infinity executed a promissory note payable to Stanton Ross for $20,000. The note has been repaid in full during 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Ehrhardt Keefe Steiner & Hottman, P.C. billed Infinity the following fees for services provided during the last two fiscal years.

	2004	2003
Audit fees (1)	$110,495	$102,367
Audit-related fees (2)	26,950	4,282
Tax fees (3)	9,500	9,100
All other fees (4)	7,515	36,460

Total fees	$154,460	$152,209

(1)	Audit fees include fees for services rendered for the audit of our annual consolidated financial statements and reviews of quarterly consolidated financial statements. This category includes fees for all services rendered in performance of the annual audit for the period indicated, including services performed after the fiscal year end.

(2)	Audit-related fees include reviews of earnings releases and services performed during the period indicated in connection with the filing of various registration statements with the Securities and Exchange Commission.

(3)	Tax fees include fees for services rendered during the period indicated in connection with the preparation of our tax returns in the United States.

(4)	All other fees include services rendered in consultation on general corporate matters. For 2003, this category also includes consultations performed in connection with certain proposed transactions and Infinity’s financial restructuring.

Pre-approval Policies and Procedures

     The Audit Committee charter includes certain policies and procedures regarding the pre-approval of audit and non-audit services performed by an outside accountant. The Committee is required to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and non-audit services performed by the outside auditors, subject to any exception under Section 10A of the Securities Exchange Act of 1934 and any rules promulgated thereunder. Pre-approval authority may be delegated to a Committee member or a subcommittee, and any such member or subcommittee shall report any decisions to the full Committee at its next scheduled meeting. One-hundred percent of the services provided under the caption “Audit-

Related Fees,” “Tax Fees” and “All Other Fees” were approved by the Audit Committee pursuant to its pre-approval policy as provided in the Audit Committee charter.

     In connection with the audit of the consolidated financial statements for the year ended December 31, 2004, approximately 66% of the hours expended by the principal accountant on the audit engagement were performed by persons other than the principal accountant’s full-time permanent employees.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (c) The following documents are filed as part of this report:

EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation and Bylaws (1)
3.2	Articles and Amendment to Articles of Incorporation (1)
4.1	Form of 8% Convertible Subordinated Note (1)
4.2	Form of Trust Indenture for 8% Convertible Subordinated Notes with the Wilmington Trust Company (3)
4.3	Form of Placement Agent Warrant in connection with 8% Convertible Subordinated Notes (1)
4.4	Trust Indenture for 7% Convertible Subordinated Notes with Wilmington Trust Company (1)
4.5	Form of Placement Agent Warrants in connection with 7% Convertible Subordinated Notes (4)
4.6	Form of Warrant Agreement for 12% Bridge Note Financing (1)
10.1	Stock Option Plan (1)
10.2	1999 Stock Option Plan (2)
10.3	Assignment of Participation Agreement, Assignment of Participation Agreement, Conveyance, and Bill of Sale between Infinity Oil and Gas, Inc. and Infinity Oil and Gas of Wyoming, Inc. (2)
10.4	Participation Agreement between Wold Oil Properties, Inc. and Infinity Oil and Gas, Inc. (2)
10.5	Assignment of Oil and Gas Leases, Operating Rights and Record Title, Conveyance and Bill of Sale between Infinity Oil and Gas, Inc. and Infinity Oil and Gas of Wyoming, Inc. (2)
10.6	Joint Operating Agreement, Manson Lease, between Verde Oil Company and Infinity Oil and Gas of Kansas, Inc. (2)
10.7	2000 Stock Option Plan (1)
10.8	2001 Stock Option Plan (6)
10.9	Purchase and Sale Agreement dated November 3, 2000 between Antelope Energy Company, LLC, Coyote Exploration Company and Melange Associates, Inc. and Infinity Oil and Gas of Wyoming, Inc. (6)
10.10	Loan and Security Agreement between LaSalle Bank N.A. and Consolidated Oil Well Services, Inc. and related guaranties (1)
10.11	2002 Stock Option Plan (7)
10.12	2003 Stock Option Plan (8)
10.13	Form of Assignment of Overriding Royalty Interest for 12% Bridge Note Financing (5)
10.14	Credit agreement dated as of September 4, 2003 between Infinity Oil and Gas of Wyoming, Inc. and U.S. Bank National Association (5)
10.15	Joint Value Enhancement Agreement dated December 3, 2003 among Infinity Oil and Gas of Wyoming, Inc., Schlumberger Technology Corporation and Red Oak Capital Management LLC (9)*
21	Subsidiaries of the Registrant (10)
23.1	Consent of Ehrhardt, Keefe, Steiner & Hottman, P.C. (10)
23.2	Consent of Netherland Sewell and Associates, Inc. (10)
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(1)	Incorporated by reference to our Registration Statement (No. 33-17416-D)

(2)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

(3)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-69292).

(4)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-96671).

(5)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

(6)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

(7)	Incorporated by reference to our Annual Report on Form 10-KSB for the transition period ended December 31, 2001.

(8)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(9)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(10)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINITY, INC.

Dated: April 29, 2005	By:	/s/ James A. Tuell

James A. Tuell, Executive Vice President
(Principal Financial and Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002).
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a_14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

E-1