Form 10-Q
period 2005-03-31
INFINITY INC
filed 2005-05-13
CIK 822746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-17204

INFINITY, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Colorado (State or of Incorporation)	84-1070066 (I.R.S. Employer Identification Number)

950 Seventeenth Street, Suite 800, Denver, Colorado 80202
(Address of Principal Executive Offices, Including Zip Code)

(720) 932-7800
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

     Yes ☐      No ☑

     As of May 12, 2005, 13,302,388 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

INFINITY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Mar. 31, 2005	Dec. 31, 2004
	(in thousands, except share and per share data)
ASSETS

Current assets
Cash and cash equivalents	$12,477	$3,052
Accounts receivable, less allowance for doubtful accounts of $85 (2005 and 2004)	3,422	3,494
Note receivable	—	1,581
Inventories	425	286
Prepaid expenses and other	389	654

Total current assets	16,713	9,067

Property and equipment, at cost, less accumulated depreciation	9,584	8,764

Oil and gas properties, using full cost accounting net of accumulated depreciation, depletion, amortization
Subject to amortization	32,107	28,792
Not subject to amortization	25,495	15,595
Intangible assets, at cost, less accumulated amortization	2,722	1,497
Note receivable	1,577	—
Other assets, net	333	333

Total assets	$88,531	$64,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Note payable and current portion of long-term debt	$159	$284
Accounts payable	4,061	4,001
Accrued expenses	5,491	4,497

Total current liabilities	9,711	8,782
Long-term liabilities
Production taxes payable	342	469
Asset retirement obligations	660	635
Long-term debt, less current portion	25,866	11,330
8% subordinated convertible notes payable	—	2,493
7% subordinated convertible notes payable	5,566	11,517

Total liabilities	42,145	35,226

Commitments and contingencies

Stockholders’ equity
Common stock, par value $.0001, authorized 300,000,000 shares, issued and outstanding 12,532,927 (2005) and 10,628,196 (2004) shares	1	1
Additional paid-in-capital	70,591	43,363
Accumulated deficit	(24,206)	(14,542)

Total stockholders’ equity	46,386	28,822

Total liabilities and stockholders’ equity	$88,531	$64,048

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Revenue
Oilfield service operations	$4,070	$2,195
Exploration and production	1,445	1,371

Total revenue	5,515	3,566

Cost of revenue
Oilfield service operations	2,004	1,420
Oil and gas production expenses	439	363
Oil and gas production taxes	169	156

Total cost of revenue	2,612	1,939

Gross profit	2,903	1,627

General and administrative expenses	1,280	1,262

Depreciation, depletion, amortization and accretion	1,586	1,047

Operating income (loss)	37	(682)

Other income (expense)
Interest and other income	78	39
Amortization of loan discount and costs	(8,357)	(843)
Early extinguishment of debt	(904)	(517)
Interest expense	(517)	(279)
Loss on sales of other assets	(1)	—

Total other income (expense)	(9,701)	(1,083)

Net loss before income taxes	(9,664)	(1,765)

Income tax benefit	—	—

Net loss	$(9,664)	$(1,765)

Basic and diluted net loss per share	$(0.83)	$(0.19)

Weighted average basic and diluted shares outstanding	11,619	9,196

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
	(in thousands)
Net loss	$(9,664)	$(1,765)

Reclassifications, net of tax expense	—	98

Comprehensive loss	$(9,664)	$(1,667)

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
		(in thousands, except share data)
Balance, December 31, 2004	10,628,196	$1	$43,363	$(14,542)	$28,822

Issuance of common stock upon the exercise of options and warrants	603,656	—	3,979	—	3,979

Conversion of 8% subordinated convertible notes and accrued interest into common stock	517,296	—	2,524	—	2,524

Conversion of 7% subordinated convertible notes and accrued interest into common stock	783,779	—	6,095	—	6,095

Issuance of warrants to purchase 1,656,240 common shares	—	—	6,529	—	6,529

Costs from previous equity placement financing	—	—	(7)	—	(7)

Beneficial conversion feature of senior secured Notes	—	—	8,108	—	8,108

Net loss	—	—	—	(9,664)	(9,664)

Balance, March 31, 2005	12,532,927	$1	$70,591	$(24,206)	$46,386

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities
Net loss	$(9,664)	$(1,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,586	1,047
Amortization of loan discount and costs	8,357	161
Expense related to early extinguishment of debt	681	682
Loss on sales of other assets	1	—

Change in assets and liabilities
(Increase) decrease in accounts receivable	72	(232)
Increase in inventories	(139)	(36)
(Increase) decrease in prepaid expenses and other	265	(96)
Increase (decrease) in accounts payable	60	(249)
Increase in accrued liabilities	728	731

Net cash provided by operating activities	1,947	243

Cash flows from investing activities
Capital expenditures – exploration and production	(14,064)	(1,997)
Capital expenditures – oilfield services	(1,080)	(103)
Proceeds from sale of fixed assets – exploration and production	133	—
Proceeds from sale of fixed assets – oilfield services	1	2
Acquisitions – exploration and production, net of cash acquired	—	(516)
Payments on note receivable	4	4
Increase in other assets	—	(245)

Net cash used in investing activities	(15,006)	(2,855)

Cash flows from financing activities
Proceeds from notes payable	—	275
Proceeds from borrowings on long-term debt	30,000	390
Proceeds from issuance of common stock	3,979	4,060
Debt and equity issuance costs	(2,124)	(18)
Repayment of notes payable	(119)	—
Repayment of long-term debt	(9,252)	(1,647)

Net cash provided by financing activities	22,484	3,060

Net increase in cash and cash equivalents	9,425	448

Cash and cash equivalents, beginning of period	3,052	727

Cash and cash equivalents, end of period	$12,477	$1,175

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2005	2004
	(in thousands)
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$—	$35

Non-cash transactions:
Non-cash costs capitalized in the full cost pool for oil and gas properties	586	176
Conversion of subordinated convertible notes and accrued interest to common stock	8,795	132
Issuance of warrants in conjunction with the issuance of debt recorded as debt discount	6,529	—
Issuance of common stock to partially repay related party debt	—	500
Issuance of 2,106 shares of common stock in cashless exercise of warrants during 2005	—	—

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

     Nature of Operations

     The Company and its subsidiaries are engaged in the acquisition, exploration, development and production of natural gas and crude oil in the United States and the acquisition and exploration of properties in Nicaragua. In addition, the Company provides oilfield services in the Mid-Continent region and in Northeast Wyoming.

Basis of Presentation

     The unaudited consolidated financial statements include the accounts of Infinity, Inc. and its wholly-owned subsidiaries, including Infinity Oil and Gas of Wyoming, Inc. (“Infinity-Wyoming”), Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”), Infinity Oil and Gas of Kansas, Inc. (“Infinity-Kansas”) and Consolidated Oil Well Services, Inc. (“Consolidated”). All significant intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). A summary of Infinity’s significant accounting policies is herein incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2004 of Infinity. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the classifications used in the current period. These reclassifications did not have an impact on previously reported results of operations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying unaudited consolidated financial statements should be read in conjunction with Infinity’s audited consolidated financial statements for the year ended December 31, 2004.

     The preparation of unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the unaudited consolidated financial statements include the estimated carrying value of unproved properties, the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties and the realization of deferred tax assets.

Oil and Gas Properties

     The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with property acquisition, exploration, and development activities are capitalized. Exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities, estimated future costs of site restoration, dismantlement and abandonment activities, and other costs incurred for the purpose of finding oil and gas reserves. Salaries and benefits paid to employees involved in the acquisition, exploration and development of properties, as well as other internal costs that can be directly identified with acquisition, exploration and development activities, are also capitalized. The Company capitalized $220,000 and $95,000 of internal costs during the three months ended March 31, 2005 and 2004, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.

     The Company performs an impairment analysis whenever events or changes in circumstances indicate an asset’s carrying amount may not be recoverable. Cash flows used in this impairment analysis are determined based upon estimates of proved oil and gas reserves, current prices, and the costs to extract those reserves. Downward revisions in estimated reserve quantities, increases in future cost estimates, depressed oil and gas prices, or the reclassification of unevaluated costs to costs subject to amortization without a corresponding increase in proved reserves could cause the Company to reduce the carrying amounts of its properties. Under full cost accounting rules, capitalized costs, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued in the full cost pool, less accumulated amortization and related deferred income taxes, may not exceed an amount equal to the sum of the present value discounted at ten percent of estimated future net revenue less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. If capitalized costs exceed the limit, the excess must be charged to expense. This is referred to as the “full cost ceiling limitation.” The expense may not be reversed in future periods. At the end of each quarter, a full cost ceiling limitation calculation is made.

     At March 31, 2005, the full cost ceiling limitation exceeded the carrying amount of oil and gas properties subject to amortization, based upon a natural gas price of approximately $6.91 per Mcf and an oil price of approximately $52.50 per barrel in effect at that date. In the prior year period, the Company did not record a ceiling writedown.

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

     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-down are as follows:

	As of
	March 31,	December 31,
	2005	2004
	(in thousands)
Proved oil and gas properties	$45,774	$41,210
Unproved oil and gas properties	25,495	15,595

Total	71,269	56,805
Less accumulated depreciation, depletion, and amortization and ceiling write-downs	(13,667)	(12,418)

Net capitalized costs	$57,602	$44,387

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

     The SEC’s full cost accounting rules prohibit recognition of income in current operations for services performed by the Company on oil and natural gas properties in which the Company has an interest, but rather require amounts to be treated as a reimbursement of costs with any excess of fees over costs credited to the full cost pool and recognized through lower cost amortization only as production occurs.

Income Taxes

     Income taxes are provided for the tax effects of the transactions reported in the unaudited consolidated financial statements and consist of taxes currently due plus deferred taxes related to temporary differences between the tax and financial basis of property and equipment and other assets, oil and gas properties, and net operating loss carry-forwards using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The deferred tax assets and liabilities represent the future tax return consequences of those temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence that it is more likely than not to be realized in the form of a deferred tax valuation allowance. The Company has provided a valuation allowance equal to its deferred tax asset.

Note 2 — Derivative Instruments and Hedging Activities

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

     The Company periodically enters into fixed price delivery contracts to manage price risk with regard to a portion of its natural gas production. Fixed price delivery contracts that do not meet certain requirements are accounted for using cash flow hedge accounting. Under this method, realized gains and losses on qualifying hedges are recognized in gas revenues when the associated revenue stream occurs and the resulting cash flows are reported as cash flows from operations. To qualify as a hedge, these contracts must be designated as a cash flow hedge and changes in their value must correlate with changes in the price of anticipated future production such that the Company’s exposure to the effects of commodity price is reduced. If the contract is not a cashflow hedge, changes in the fair value are recorded in the Company’s statement of operations currently. If a derivative financial instrument accounted for using cashflow hedge accounting, such as the contracts discussed above, is settled before the date of the anticipated transaction, the Company carries forward the accumulated change in value of the contract and includes it in the measurement of the related transaction.

     During the quarter ended March 31, 2004, the Company had a fixed price delivery contract that was designated as a cash flow hedge as follows:

	MMBtu	Amount
Effective Dates	Per Day	Per MMBtu
April 1, 2003 — March 31, 2004	3,500	$4.71

     During the three months ended March 31, 2004, the Company reclassified out of other comprehensive income, income of approximately $155,000 on the contract, which have been included in natural gas revenue in the accompanying unaudited consolidated statement of operations and in cash provided by operating activities in the accompanying unaudited consolidated statement of cash flows. The fair value of the fixed price delivery contracts was calculated using the twelve month forecasted sales price for the Henry Hub gas delivery point less a historical differential for the actual delivery point and the quantities and prices fixed in the contracts.

     During 2004, the Company entered into fixed price delivery contracts for 2,000 MMBtu per day from April 1, 2004 until March 31, 2006. The price for the period April 1, 2004 until March 31, 2005 was $4.40 per MMBtu and the price for the period April 1, 2005 until March 31, 2006 is $4.15 per MMBtu. Sales under these fixed price contracts are accounted for as normal sales agreements under the exemption in SFAS No. 133.

     During April 2005, the Company entered into a costless collar arrangement covering 12,250 barrels (50 barrels of crude oil per day) from May 1, 2005 through December 31, 2005 with a floor price of $50.00 per barrel and a ceiling price of $65.70 per barrel. The derivative contract was designated as a cash flow hedge.

Note 3 — Stock Options

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for options granted to employees under the stock option plans because the fair value of the stock equaled or was less than the option exercise price at the date of grant. Had compensation costs for employee stock options under the Company’s plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net loss and loss per share would have been as follows:

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Net loss as reported	$(9,664)	$(1,765)
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards, net of tax	(1,096)	—

Pro forma net loss	$(10,760)	$(1,765)

Basic and diluted loss per share as reported	$(0.83)	$(0.19)
Basic and diluted loss per share-pro forma	$(0.93)	$(0.19)

     Options on 165,000 shares of common stock were granted during February 2005 at a strike price of $8.50 per share. The estimated fair value of the options granted utilizing the Black-Scholes pricing model was based on a weighted average risk-free interest rate of 4.0%, expected option life of 10 years, expected volatility of approximately 70%, and no expected dividends.

Note 4 — Long-Term Debt and Convertible Notes Payable

     Long-term debt consists of the following:

	As of
	March 31,	December 31,
	2005	2004
	(dollars in thousands)
Senior secured notes (the “Notes”) due January 13, 2009, with interest calculated quarterly at 3-Month LIBOR plus 6.75% (9.87% as of April 1, 2005) due on a quarterly basis. The Company is not required to make periodic principal payments prior to maturity, unless the outstanding balance exceeds the maximum Notes balance. The Company can redeem the Notes at any time with cash at a premium or at par with stock, priced at a discount to market. The balance of $30,000 at March 31, 2005 is net of discount of $6,219 associated with the value of warrants issued in conjunction with the Notes	$23,781	$—
8% subordinated convertible notes payable, due June 13, 2006, which were called for redemption on February 28, 2005	—	2,493
7% subordinated convertible notes payable, due April 22, 2007, which have been called for redemption on April 22, 2005	5,566	11,517
$25,000 development credit facility with U.S. Bank, repaid in full and terminated on January 13, 2005	—	5,000
Note payable to seller (for a 50% interest in an airplane), with interest at 7.25% due on a quarterly basis. The Company is required to make annual principal payments equal to 5% of the current outstanding principal until paid in full. The seller can call the note if the bank calls its note for the original purchase of the airplane. The note is collateralized by the Company’s 50% interest in the airplane with a net book value of $2,138	2,203	2,326
Various revolving credit and term loans with LaSalle Bank with interest at prime plus 1.25%, repaid in full and terminated on January 13, 2005	—	3,582
Various other collateralized notes repaid in full and terminated no later than January 31, 2005	—	546

	$31,550	$25,464

Senior Secured Notes Facility

     On January 13, 2005, the Company entered into a securities purchase agreement (the “Senior Secured Notes Facility”) with affiliates of Promethean Asset Management, LLC and Angelo, Gordon & Co., L.P. (collectively, the “Buyers”), pursuant to which Infinity sold, and the Buyers purchased, $30 million aggregate principal amount of senior secured notes (the “Notes”) due January 13, 2009 and five-year warrants to purchase 924,194 shares of common stock at an exercise price of $9.09 per share and 732,046 shares of common stock at an exercise price of $11.06 per share (collectively, the “Warrants”). The Notes have an initial maturity of 48 months subject to extension for an additional twelve months upon the mutual agreement of Infinity and the Buyers. The Notes bear interest at 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (9.87% effective April 1, 2005). The Notes are secured by essentially all of the assets of Infinity and its subsidiaries and are guaranteed by each of Infinity’s active subsidiaries. The Notes are redeemable by Infinity for cash at any time during the first year at 105% of par value, declining by 1% per year thereafter (101% during any extended maturity period), together with any accrued and unpaid interest. Under certain circumstances, Infinity has the option to repay the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion (the “beneficial conversion feature”).

     The Company has allocated the proceeds from the sale of the Notes and Warrants based on their relative fair values. The $7,512,000 estimated fair value of the warrants granted, utilizing the Black-Scholes pricing model based on a weighted average risk-free interest rate of 4.0%, expected life of 5 years, expected volatility of approximately 70%, and no expected dividends, resulted in the recording of $6,529,000 as additional paid-in capital and debt discount. The discount will be amortized over the 48 month initial maturity utilizing the effective interest rate.

     Pursuant to EITF 98-5 and EITF 00-27, generally accepted accounting principles required that the intrinsic value of the beneficial conversion feature, or difference between the carrying value of the Notes ($23,471,000) and the market value of the common stock required to retire the entire indebtedness assuming the Company repays the notes entirely through the issuance of common shares ($31,579,000) be recorded as additional paid-in capital and loan issuance costs. As the Notes were convertible at their inception, the $8,108,000 beneficial conversion feature was immediately expensed as amortization of loan costs in the three months ended March 31, 2005.

     Under certain circumstances at quarterly intervals and over a three year period, commencing in the third quarter of 2005, Infinity has the option to sell Additional Notes, along with warrants, in amounts up to $15 million in any rolling twelve-month period and up to a maximum of $45 million. The Additional Notes would have an initial maturity of 42 months (54 months if the maturity of the Initial Notes is extended). The issuance of Additional Notes is subject to Infinity’s satisfaction of various closing conditions. The ability to issue Additional Notes or the requirement to prepay Notes prior to maturity will depend upon a maximum Notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of the Company’s proved reserves. The maximum Notes balance at March 31, 2005 exceeded the Notes outstanding on that date.

8% Convertible Subordinated Notes

     Effective June 13, 2001, the Company sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement. Interest on the notes accrued at a rate of 8% per annum and was payable in arrears on each December 15 and June 15. The notes were originally convertible to one share of common stock at $5 per share and matured on June 13, 2006.

     The Company incurred costs of $502,000 associated with the placement, which was capitalized as loan costs and was being amortized using the effective interest method. The Company also issued warrants to purchase 220,000 shares of common stock at $5.99. The Company had capitalized additional loan costs of $925,000 related to the fair value of the warrants.

     On January 13, 2005, the Company called for redemption all of the remaining 8% subordinated convertible notes outstanding on February 28, 2005. The holders of all $2,493,000 of 8% subordinated convertible notes at December 31, 2004 converted the debt and accrued interest into 517,296 shares of the Company’s common stock. The remaining unamortized loan costs were expensed as early extinguishment of debt.

7% Convertible Subordinated Notes

     Effective April 22, 2002, the Company sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement. Interest on the subordinated notes accrues at a rate of 7% per annum and is payable in arrears on each April 15 and October 15. The Company could elect to pay the accrued interest in cash or in the form of additional notes issued in increments of $1,000 with residual interest due in cash. The notes were originally convertible to one share of common stock at $8.625 per share and matured on April 22, 2007. The loan indenture for the 7% notes contained anti-dilution provisions that require the Company to adjust the conversion price of the notes if stock is sold at a price less than the conversion price. At March 31, 2005, the conversion price was $7.766 per share.

     The notes were subordinated to substantially all the Company’s other existing or future notes payable, capital leases, debentures, bonds or other such securities.

     The Company incurred costs of $866,000 associated with the issuance of the 7% subordinated convertible notes, which have been capitalized as loan costs and are being amortized using the effective interest method. The Company also issued warrants to purchase 200,000 shares of common stock at $9.058. The Company capitalized additional loan costs of $1,386,044 related to the fair value of the warrants as determined using the Black-Scholes pricing model assuming a five year life, weighed average risk-free interest rate of 7%, expected volatility of 98.30% and no expected dividend yield.

     On February 25, 2005, the Company called for redemption all of the remaining 7% subordinated convertible notes outstanding on April 22, 2005 at a redemption price of 102.8% plus accrued and unpaid interest. During the three months ended March 31, 2005, the holders of $5,951,000 of 7% subordinated convertible notes at December 31, 2004 converted the debt and accrued interest into 783,779 shares of the Company’s common stock. In April 2005, the holders of $5,528,000 of 7% subordinated convertible notes at March 31, 2005 converted the debt and accrued interest into 715,161 shares of the Company’s common stock, and the remaining balance of $38,000 plus accrued interest was paid in full on April 22, 2005. The unamortized loan costs associated with the converted debt were expensed to early extinguishment of debt. The remainder of the unamortized loan costs will be expensed in April, 2005.

$25,000,000 Development Credit Facility

     In September 2003, the Company established a Secured Revolving Borrowing Base Credit Facility (“Facility”) with a bank. Interest on the amounts outstanding accrued at prime rate plus 1.0%. The Company incurred $110,000 in loan costs and approximately $57,000 in legal costs to establish the facility. These costs were capitalized as loan costs and amortized using the effective interest method. The facility was repaid in full with proceeds from the Senior Secured Notes Facility discussed above and terminated on January 13, 2005.

Revolving Credit and Term Loans

     Effective July 9, 2004, Consolidated borrowed $5,400,000 under an amended credit facility with LaSalle Bank. The amended facility required monthly payments of $113,493 plus interest through November 2007, with a final payment of the remaining balance of the note due December 31, 2007. Amounts outstanding accrued interest at the prime rate plus 1.25% per annum. The credit facility was repaid in full with proceeds from the Senior Secured Notes Facility discussed above and terminated on January 13, 2005.

     Capitalized Interest

     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs (including amortization of loan discount and costs) capitalized in the three months ended March 31, 2005 and 2004 were $586,000 and $338,000, respectively.

Note 5 — Fair Value of Financial Instruments

     The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued liabilities represents the fair value of the accounts. Long-term debt at March 31, 2005, excluding convertible notes, with a carrying value of approximately $26 million is estimated to have a fair value between $29 million and $30 million . Convertible notes with a carrying value of $5,566,000, would have a fair value of approximately $7,158,000 on an as-converted basis. See Note 4 for the terms of the long-term debt obligations.

Note 6 — Earnings Per Share

     Basic loss per common share are computed as net income loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share are computed as net loss divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period.

     For the three months ended March 31, 2005 and 2004, all potential Company shares of common stock are anti-dilutive, therefore the impact of 5,256,000 and 5,028,000, respectively, of potential shares of common stock were not included because their effect was anti-dilutive. The potential shares of common stock at March 31, 2005 do not include any shares that may be issued in the future should the Company elect to repay Notes outstanding under the Senior Secured Notes Facility with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding conversion.

Note 7 — Subsequent Event

     Effective May 1, 2002, Infinity-Kansas sold its interest in oil and gas properties in Eastern Kansas to West Central Oil, LLC (“West Central”) for $180,000 cash and a $1,620,000 note receivable, secured by the oil and gas leases and real estate sold in the transaction. West Central failed to repay the $1,576,000 principal owed on the note as scheduled on May 1, 2005. The Company has mailed a letter to West Central demanding payment and indicating that if payment is not received promptly, a foreclosure lawsuit will be filed to take judgment against West Central for all amounts due under the note, including interest and collection costs, expenses and attorney fees. Management believes that the value of the producing leaseholds exceeds the balance due on the note receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Form 10-Q. Infinity follows the full-cost method of accounting for oil and gas properties. See “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies,” included in Note 1 to the Unaudited Consolidated Financial Statements. Infinity and its operating subsidiaries (Infinity Oil and Gas of Texas, Inc., Infinity Oil & Gas of Wyoming, Inc., and Consolidated Oil Well Services, Inc., are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage, oil and gas production, and providing oilfield services. Infinity’s primary focuses are on: (i) the acquisition, exploration and development of and production from its properties in the Fort Worth Basin of North Central Texas and Greater Green River, Sand Wash and Piceance Basins of Southwest Wyoming and Northwest Colorado; and (ii) providing oilfield services in the Mid-Continent region and the Powder River Basin of Northeast Wyoming. Infinity has also been awarded a 1.4 million acre concession offshore Nicaragua in the Caribbean Sea which it intends to explore over the next few years subject to consummation of the long-term exploration and production contract governing such activity.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statement. Forward-looking statements include, among other items:

•	potential expansion of the oilfield services business through acquisitions;

•	completion of the negotiation and acquisition of offshore licenses in Nicaragua;

•	expected capital expenditures and cash flow for the remainder of 2005;

•	plans to raise external financing to finance a portion of 2005 activities;

•	commencement of production in the Barnett Shale;

•	increased activity in the oilfield services business;

•	planned increases in acreage position;

•	Infinity’s business strategy and anticipated trends in Infinity’s business and its future results of operations;

•	planned exploration, drilling and completion activities in the Barnett Shale, Niobrara Shale, Lower Marble Falls formation and the Forth Worth and Greater Green River Basins;

•	demand for oilfield services;

•	the availability of financing on acceptable terms;

•	the impact of governmental regulation; and

•	the timing of engineering and environmental impact studies and permitting.

     Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following (and the risks described under “Risk Factors”in our Annual Report on Form 10-K):

•	fluctuations in oil and natural gas prices and production,

•	the ability of Infinity to make and integrate acquisitions and the completion of the Nicaragua acquisition,

•	availability of drilling rigs, completion services and other support equipment,

•	incorrect estimations of required capital expenditures,

•	uncertainties inherent in estimating quantities of oil and gas reserves and projecting future rates of production and timing of

•	delays or difficulties in development activities,

•	increases in the cost of oil and gas drilling, completion and production and in materials, fuel and labor costs,

•	the availability, conditions and timing of required government approvals and third party financing, including failure to satisfy the notes balance borrowing base calculation requirements under the senior secured notes facility,

•	a decline in demand for Infinity’s oil and gas production or oilfield services,

•	delays in environmental and permitting matters,

•	start up difficulties and delays with new Barnett Shale wells and gathering and transportation systems, and

•	changes in general economic conditions.

Overview of Exploration and Production Activity

     Infinity, through Infinity-Texas, continued to expand its exploration and production operations in the Fort Worth Basin of Texas during the three months ended March 31, 2005. Meanwhile, Infinity-Wyoming continues to explore and develop the various projects and prospects in the Rocky Mountains, but continues to be hampered by weather, governmental and environmental restrictions and regulations, as well as various operational issues at the Labarge, Pipeline and Sand Wash Fields. However, Infinity-Wyoming commenced oil production from its developmental well drilled at its Sand Wash Basin prospect during the three months ended March 31, 2005.

     Infinity expects to continue to explore and develop its Fort Worth Basin acreage and its Rocky Mountain projects and prospects. Infinity expects its Rocky Mountain projects to proceed more slowly, due in part to governmental and environmental restrictions and regulations. Infinity raised incremental debt and equity capital to fund its exploration and production operations, from the net proceeds of the Senior Secured Notes Facility and from the proceeds of option and warrant exercises during the three months ended March 31, 2005. In addition to expected increases in cash flows from operating activities, Infinity will require external financing during 2005 and beyond to fund its exploration and production operations, although the type, timing, cost and amounts of such financing, if any, will depend upon general energy and capital markets conditions and the success of Infinity’s operations.

Overview of Oilfield Service Operations

     Consolidated continued to develop its business as the largest oilfield service provider in Eastern Kansas and Northeast Oklahoma. The continued strong price of natural gas and crude oil and the focus on development of the coal bed methane potential of the Cherokee basin in Eastern Kansas and Northeast Oklahoma contributed to an overall increase in activity for Consolidated. During the three months ended March 31, 2005, Consolidated achieved several operational milestones:

•	record first quarter revenue of $4.1 million;

•	subsidiary level earnings before interest, taxes, depreciation and amortization of approximately $1.3 million; and

•	subsidiary level income before taxes of approximately $0.9 million.

     Consolidated is actively seeking opportunities, through acquisitions or mergers, to expand its service area or enhance the services it provides to its customers.

Subsequent Events

Acquisition of Additional Acreage in the Fort Worth Basin

     In April 2005, we closed the acquisition of approximately 31,000 gross and net acres in Comanche County in the Fort Worth Basin of Texas for $3.1 million. Following the acquisition, Infinity-Texas owns and operates approximately 69,200 gross acres (approximately 60,700 acres net to Infinity’s interest) of leasehold in Erath, Hamilton and Comanche Counties, Texas. We believe the Comanche County acreage offers prospective vertical and horizontal drilling and production opportunities, targeting the Barnett Shale and Lower Marble Falls formations. The leased properties are located approximately 30 miles southwest of Infinity-Texas’ acreage in Erath and Hamilton Counties, Texas. Infinity-Texas agreed to drill at least one test well on the Comanche acreage during the next twelve months.

Conversion and Redemption of All Subordinated Convertible Debt

     Through April 22, 2005, the holders of $11.3 million of 7% subordinated convertible notes converted the debt and accrued interest into 1,498,940 shares of the Company’s common stock. During the three months ended March 31, 2005, the holders of approximately $2.5 million of 8% subordinated convertible notes converted the debt and accrued interest into 517,296 shares of the Company’s common stock. In April 2005, we redeemed approximately $38,000 of the 7% Subordinated Convertible Notes due 2007 that remained outstanding at a redemption price of 102.8% plus accrued and unpaid interest.

Default on Payment of Note Receivable

     Effective May 1, 2002, Infinity-Kansas sold its interest in oil and gas properties in Eastern Kansas to West Central Oil, LLC (“West Central”) for $180,000 cash and a $1,620,000 note receivable, secured by the oil and gas leases and real estate sold in the transaction. West Central failed to repay the $1,576,000 principal owed on the note as scheduled on May 1, 2005. The Company has mailed a letter to West Central demanding payment and indicating that if payment is not received promptly, a foreclosure lawsuit will be filed to take judgment against West Central for all amounts due under the note, including interest and collection costs, expenses and attorneys fee. Management believes that the value of the producing leaseholds exceeds the balance due on the note receivable.

2005 Operational and Financial Objectives

Exploration and Production

     Infinity-Wyoming plans to focus on increasing production through development and exploration of acreage. Infinity-Wyoming anticipates remaining 2005 capital expenditures will be approximately $5.0 million to drill up to eight wells, complete one well in progress at March 31, 2005, and conduct additional geological and geophysical analysis on its acreage positions.

     Infinity-Texas plans to focus on increasing its acreage position and commencing production in the Fort Worth Basin of central Texas. Infinity-Texas anticipates its remaining 2005 capital expenditures will be approximately $20 million to acquire additional acreage, drill approximately ten wells, complete one well in progress at March 31, 2005, and conduct additional geological and geophysical analysis on its acreage positions.

     The ability of Infinity-Wyoming and Infinity-Texas to complete these activities is dependent on a number of factors including, but not limited to:

•	The availability of the capital resources required to fund the activity. Infinity-Wyoming expects to generate approximately $3 million in cash flow from operations during the remainder of 2005. Infinity-Texas expects to generate cash flow from operations in 2005 subsequent to the hook up of its initial wells in the Fort Worth basin; however management is currently unable to provide an accurate estimate of this amount;

•	The availability of third party contractors for drilling rigs and completion services;

•	The completion of environmental studies by the Bureau of Land Management covering federal acreage in the Pipeline and Labarge fields; and

•	The approval by regulatory agencies of applications for permits to drill in a timely manner.

Oilfield Services

     Consolidated expects to increase its oilfield service revenue during 2005 due to the increase in the number of wells being drilled and completed by property owners in our service areas and through strategic acquisitions. These acquisitions would be done in order to:

•	expand the services that are provided;

•	expand the area that is serviced; and

•	gain market share by providing services complementary to our existing services.

     Revenues from oilfield services are expected to be between $10 million and $12 million during the remainder of 2005. Management expects that it could make acquisitions that will cost between $10 million and $20 million during the remainder of 2005 and expects to fund the acquisitions through external financings, which may include the issuance of subordinated debt or equity securities. Excluding acquisitions and related capital expenditures, Consolidated also expects to have capital expenditures of about $1 million related to equipment and facilities during the remainder of 2005. These capital expenditures would be financed through cash flow and cash on hand.

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

Results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004

     Infinity incurred a net loss after taxes of $9.7 million, or $0.83 per diluted share, in the three months ended March 31, 2005 compared to a net loss after taxes of $1.8 million, or $0.19 per diluted share, in the prior year period. The increase in net loss, as discussed below, was primarily due to $8.1 million of the non-cash charge related to the issuance of notes and warrants in January 2005 pursuant to our Senior Secured Notes Facility and the increase of $0.4 million of early extinguishment of debt costs attributable to previously unamortized loan costs on the conversion of outstanding indebtedness into common stock and the early repayment of outstanding indebtedness.

     Infinity achieved total revenue of $5.5 million in the three months ended March 31, 2005 compared to $3.6 million in the prior year period. The $1.9 million, or 55%, increase in revenue was principally attributable to a $1.9 million increase in oilfield service operations. Infinity earned a gross profit of $2.9 million during the three months ended March 31, 2005, a $1.3 million, or 78% increase in gross profit from $1.6 million in the prior year period. Gross profit from oilfield services was $2.1 million during the three months ended March 31, 2005, a $1.3 million, or 167%, increase over the prior year period of $0.8 million. Gross profit from exploration and production was $0.8 million during the three months ended March 31, 2005, a slight decrease from the prior year period of $0.9 million.

     General and administrative expenses were unchanged at $1.3 million for the three months ended March 31, 2005 and 2004. Infinity recognized additional depreciation, depletion and amortization (“DD&A”) expense of approximately $0.6 million during the three months ended March 31, 2005, an increase to approximately $1.6 million compared to DD&A expense of approximately $1.0 million for the prior year period. The increase in DD&A expense was due to the increase in the depletion rate on and increased investment in oil and gas producing properties and increased investment in Consolidated’s fleet. As a result, Infinity recognized an operating profit of $0.04 million in the three months ended March 31, 2005, compared to an operating loss of $0.7 million in the prior year period.

     Other income and expense was a net expense of $9.7 million in the three months ended March 31, 2005 compared to $1.1 million in the prior year period. Of the $8.6 million increase, as discussed above, $7.5 million was due to increased amortization of loan discount and costs related to the issuance of senior secured Notes and Warrants in January 2005, which resulted in a charge of (i) $8.1 million related to the beneficial conversion feature of the Notes, (ii) $0.3 million related to the amortization of debt discount in the amount of $6.5 million related to the value of the Warrants issued, and (iii) $0.9 million due to the write-off of unamortized debt and loan issuance costs from retired indebtedness. There was also a $0.2 million increase in interest expense in the three months ended March 31, 2005, compared to the prior year period, due to an increase in average debt outstanding and higher average interest rates, offset by an increase in the amount of interest capitalized to undeveloped properties.

Exploration and Production

     The following table provides statistical information for the three months ended March 31, 2005 and 2004 (due to rounding and other operating expenses the sum of the individual amounts presented may not equal the totals):

	2005	2004
Production:
Natural gas (MMcf)	211.5	203.4
Crude oil (thousands of barrels)	9.1	9.2
Total (MMcfe)	266.1	259.4

Financial Data (in thousands of dollars):
Total revenue	$1,445	$1,371
Production expenses	439	363
Production taxes	169	156

Financial Data per Unit ($per Mcfe):
Total revenue	$5.43	$5.28
Production expenses	1.65	1.40
Production taxes	0.64	0.60

     During the three months ended March 31, 2005, Infinity-Wyoming recorded approximately $0.5 million in revenue on the sale of 9,100 barrels of oil (54,600 Mcf equivalent, “Mcfe”) and approximately $1.0 million in revenue on gas sales of 211,500 Mcf. Infinity-Wyoming incurred $0.4 million in production expenses and $0.2 million in production taxes during the three months ended March 31, 2005. Total production expenses and production taxes of approximately $0.6 million equate to approximately $2.29 in lifting costs on total production of 266,100 Mcfe. The 3% increase in equivalent production in the three months ended March 31, 2005 as compared to the prior year period was primarily a result of the sale of approximately 2,100 barrels of oil (12,600 Mcfe) in the three months ended March 31, 2005 from the newly completed well in the Sand Wash Basin, partially offset by natural declines in production rates for wells in the Pipeline field.

     Infinity-Wyoming incurred $1.3 million in DD&A expense, or depletion expense of $4.66 per Mcfe in the three months ended March 31, 2005 compared to $2.49 per Mcfe in the prior year period. DD&A costs in the three months ended March 31, 2005 increased by $0.6 million due to the increased depletion rate associated with the increased investment in developed oil and gas properties without a corresponding increase in proved reserve quantities.

     Under full cost accounting rules, Infinity reviews, on a quarterly basis, the carrying value of its oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future revenue at the unescalated prices in effect as of the end of each fiscal quarter, and a write-down for accounting purposes is required if the ceiling is exceeded. Infinity-Wyoming is also required to evaluate the value of its unproved oil and gas properties and adjust the value to the lower of the cost or market value of the properties.

     At March 31, 2005, the carrying amount of oil and gas properties subject to amortization exceeded the full cost ceiling limitation based upon a natural gas price of approximately $6.91 per Mcf and an oil price of approximately $52.50 per barrel in effect at that date. In the prior year period, the Company did not record a ceiling writedown.

     During the three months ended March 31, 2004, Infinity-Wyoming recorded approximately $0.3 million in revenue on the sale of 9,200 barrels of oil, (55,200 Mcfe) and approximately $1.0 million in revenue on gas sales of 203,400 Mcf. Infinity-Wyoming incurred $0.4 million in production expenses and $0.2 million in production taxes during the three months ended March 31, 2004. The total production expenses and production taxes of approximately $0.5 million equate to approximately $2.00 in lifting costs on total production of 259,400 Mcfe.

Oilfield Services

     Sales in the three months ended March 31, 2005 increased 85% to $4.1 million from $2.2 million in the prior year period. Sales of cementing services increased by approximately $1.1 million, due primarily to the acquisition of Blue Star Acid Services in April 2004, which resulted in a increase of 195 jobs in the Eureka, Kansas camp, and due to increases of 181 jobs and 41 jobs, respectively, at the Gillette, Wyoming and Ottawa, Kansas camps, offset by a decrease of 109 jobs in the Chanute, Kansas camp, due to the September 2004 sale of substantially all of the operating assets of the Chanute camp.Sales of acidizing services increased by approximately $0.3 million, due to the April 2004 Blue Star acquisition, which resulted in a increase of 87 jobs in the Eureka camp, and due to increases of 133 jobs and 45 jobs, respectively, at the Thayer / Chanute and Bartlesville, Oklahoma camps. Sales of fracturing services increased by approximately $0.6 million, due to increases of 43 jobs and 17 jobs, respectively, at the Bartlesville and Thayer / Chanute camps.

     The following table details the increase in gross revenue in millions of dollars, before discounts and inter-company eliminations, for the years shown, based on the number and type of core service jobs performed (due to rounding the sum of the individual amounts presented may not equal the totals):

Oilfield Service Statistics
($ in millions, before discounts)

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004		Change
Job Type	Jobs	Revenue	Jobs	Revenue	Jobs	% Chg.	Revenue
Cementing	721	$2.1	413	$1.0	308	+75%	$1.1
Acidizing	456	0.5	191	0.2	265	+139%	0.3
Fracturing	198	1.6	138	1.0	60	+43%	0.6
Discounts and eliminations		(0.2)		(0.1)			(0.1)

	1,375	$4.1	742	$2.2	633	+85%	$1.9

     The increase in the number of cement jobs performed reflects the increase in the number of wells being drilled and completed in Eastern Kansas and Northeast Oklahoma as well as in Northeast Wyoming. Furthermore, as well testing is completed on the newly drilled wells, completion and stimulation activities such as acidizing and fracturing should continue to increase. Management believes that the increase in the number of wells cemented by Consolidated during late 2004 and early 2005, and the continued high prices for oil and natural gas, are good indicators of future increases in its acidizing and fracturing activities as well.

     The additional activity also led to a 41% increase in the cost of goods sold of approximately $0.6 million. The increase in cost of goods sold, which was a much lesser percentage than the 85% increase in revenues, was primarily due to the increase in material, repair and maintenance and labor costs, due to higher activity levels, and also an increase in fuel costs due to higher activity levels and a higher cost per gallon. In particular, labor costs and fuel costs in the three months ended March 31, 2005 increased 48% and 45%, respectively, from the prior year period. General and administrative expenses for oilfield services of $0.6 million in the three months ended March 31, 2005 was lower than the same period in the prior year period due to a decrease in salaries and benefits and a decrease in the cost of corporate insurance. Depreciation and amortization expense for oilfield services of $0.3 million in the three months ended March 31, 2005 was slightly less than the prior year period as older equipment became more fully depreciated, offset by depreciation from new additions.

Corporate Activities

     General and administrative expenses were essentially unchanged at $1.3 million for the three months ended March 31, 2005 and 2004.

Income Tax

     Infinity reflected no net tax benefit or expense in the three months ended March 31, 2005 and 2004. The net operating losses generated in the three months ended March 31, 2005 and 2004 increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the net operating losses, the net deferred tax asset has been fully reserved by a valuation allowance.

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

     As of March 31, 2005, the Company had working capital of $7.0 million, compared to working capital of $0.3 million at December 31, 2004. Working capital increased by approximately $6.7 million due to the Company generating 1.0 million from operations (prior to changes in working capital components), and cash provided by financing activities of

$22.5 million, offset by cash used in investing activities of $15.0 million, the reclassification to non-current of the West Central note receivable of $1.6 million and the satisfaction of $0.2 million of interest through the issuance of common stock upon conversion of convertible notes.

     During the three months ended March 31, 2005, cash provided by operating activities was $1.9 million, compared to $0.2 million in the prior year period. The increase in cash provided by operating activities of $1.7 million was primarily due to the $8.2 million increase in amortization of loan discount and costs included in interest expense, the $0.9 million increase net changes in operating assets and liabilities, and the $0.5 million increase in DD&A expense, offset by the $7.9 million increase in net loss.

     During the three months ended March 31, 2005, Infinity used $15.0 million in investing activities, compared to $2.9 million used in the prior year period. The increase in cash used in investing activities of $12.2 million was primarily attributable to a $11.5 million increase in exploration and production capital expenditures and a $1.0 million increase in oilfield services capital expenditures.

     During the three months ended March 31, 2005, cash provided by financing activities was $22.5 million, compared to $3.1 million provided by financing activities during the prior year period. The increase in cash provided by financing activities of $19.4 million was principally due to the net cash proceeds provided by the sale of $30 million of Senior Secured Notes, discussed below, offset by the payment of issuance costs and debt repayment of $11.5 million during the three months ended March 31, 2005.

Senior Secured Notes Facility

     On January 13, 2005, the Company entered into a securities purchase agreement (the “Senior Secured Notes Facility”) with affiliates of Promethean Asset Management, LLC and Angelo, Gordon & Co., L.P. (collectively, the “Buyers”), pursuant to which Infinity sold, and the Buyers purchased, $30 million aggregate principal amount of senior secured notes (the “Notes”) due January 13, 2009 and five-year warrants to purchase 924,194 shares of common stock at an exercise price of $9.09 per share and 732,046 shares of common stock at an exercise price of $11.06 per share (collectively, the “Warrants”). The Notes have an initial maturity of 48 months subject to extension for an additional twelve months upon the mutual agreement of Infinity and the Buyers. The Notes bear interest at 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (9.87% effective April 1, 2005). The Notes are secured by essentially all of the assets of Infinity and its subsidiaries and are guaranteed by each of Infinity’s active subsidiaries. The Notes are redeemable by Infinity for cash at any time during the first year at 105% of par value, declining by 1% per year thereafter (101% during any extended maturity period), together with any accrued and unpaid interest. Under certain circumstances, Infinity has the option to repay the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion.

     Under certain circumstances at quarterly intervals and over a three year period, commencing in the third quarter of 2005, Infinity has the option to sell additional notes, along with warrants, in amounts up to $15 million in any rolling twelve-month period and up to a maximum of $45 million. The Additional Notes would have an initial maturity of 42 months (54 months if the maturity of the Initial Notes is extended). The issuance of Additional Notes is subject to Infinity’s satisfaction of various closing conditions. The ability to issue Additional Notes or the requirement to prepay Notes prior to maturity will depend upon a maximum Notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of our proved reserves. The maximum Notes balance at March 31, 2005 exceeded the Notes outstanding on that date.

     During the three months ended March 31, 2005, all $2.5 million of the 8% Subordinated Convertible Notes outstanding as of December 31, 2004, and interest accrued on those notes, were converted in their entirety into 517,296 shares of the Company’s common stock.

     During the three months ended March 31, 2005, approximately $6.1 million of the 7% Subordinated Convertible Notes and interest accrued on those notes were converted into 783,779 shares of common stock, leaving an outstanding balance of $5,566,000 at March 31, 2005. During April 2005, with the exception of approximately of $38,000 of the notes balance, the remaining $5.5 million of the notes outstanding as of March 31, 2005 were converted into 715,161 shares of the Company’s common stock, for a total increase in shares of common stock in 2005, due to 7% note conversions, of 1,498,940 shares.

     As a result of the closing of the Senior Secured Notes Facility, the $3.6 million outstanding under the LaSalle Bank, N.A.facility at December 31, 2004, was repaid in full on January 13, 2005. Also as a result of the closing of the Senior Secured Notes Facility, the $5.0 million outstanding under the U.S. Bank National Association facility at December 31, 2004, was repaid in full on January 13, 2005.

Outlook for 2005

     Depending on the availability of capital resources, the availability of third party contractors for drilling and completion services, and satisfaction of regulatory activities, Infinity could incur capital expenditures in the range of $23 million to $27 million during the remainder of 2005. If capital expenditures are in the middle of the anticipated range, capital expenditures by operating entity would be approximately $18 million by Infinity-Texas; $5 million by Infinity-Wyoming; $1 million by Consolidated and $1 million by Infinity, Inc. The Company could also make capital expenditures for acquisitions in excess of these amounts should appropriate opportunities arise.

     At quarterly intervals and over a three year period, commencing in the third quarter of 2005, Infinity has the option under the Senior Secured Notes Facility to sell additional notes, along with warrants, in amounts up to $15 million in any rolling twelve-month period. The ability to issue additional notes will depend upon a maximum notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of our proved reserves. The maximum Notes balance or Free Cash Flow Amount as of March 31, 2005 was in excess of $42 million.

     Depending on the market price for crude oil and natural gas during 2005, stabilized production levels from wells placed on line during the three months ended March 31, 2005, and continued demand for and acceptance of our oilfield service operations in the geographic areas we serve, Infinity would expect to generate cash flow of at least $8 million from operating activities during the remainder of 2005.

     During the second quarter of 2005, through May 6, 2005, Infinity has received approximately $0.1 million in proceeds from the exercise of options and warrants. Management expects to receive proceeds from additional exercises during 2005, but is unable to predict the amount or timing of such proceeds.

     In summary, Infinity believes that it may have approximately $30 million available to it in the remainder of 2005 from working capital at March 31, 2005 (approximately $7 million) external financing, which may include the sale of additional notes under the Senior Secured Notes Facility ($15 million), cash from operating activities (at least $8 million) and proceeds from the exercise of options and warrants (at least $0.1 million), to fund its planned capital expenditures of between $23 million and $27 million during the remainder of 2005.

     Should Infinity identify acquisition opportunities, or if it wishes to accelerate the exploration and development of its oil and gas properties beyond that currently anticipated, or if cash flow from operating activities is not at levels anticipated, or if Infinity is unable to sell additional notes and warrants under the Senior Secured Notes Facility, Infinity may seek the forward sale of oil and gas production, partnerships or strategic alliances for the development of its undeveloped acreage, the public or private offering of common or preferred equity or subordinated debt, asset sales, or other joint interest or joint venture opportunities to fund any cash shortfalls, or Infinity would decrease the level of its planned capital expenditures.

Critical Accounting Policies and Estimates

     Infinity’s Annual Report on Form 10-K for the year ended December 31, 2004, described the accounting policies that we believe are critical to the reporting of our financial position and results of operations and that require management’s most difficult, subjective or complex judgments. Our most significant judgments and estimates used in the preparation of its consolidated financial statements are:

•	Remaining proved oil and gas reserves (reserve estimates),

•	Timing of our future drilling activities,

•	Accruals of operating costs, capital expenditures in progress, and revenue,

•	Estimated useful life of equipment utilized in the oilfield service business,.

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

     In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) will be effective for Infinity on January 1, 2006.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No.153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on consolidated results of operations and financial condition but does not expect it to have a material impact.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Commodity Risk

     Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity’s United States crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Excluding sales under a fixed price contract of $4.84 per Mcf, gas price realizations ranged from a low of $5.81 to a high of $6.15 per Mcf during the three months ended March 31, 2005. Oil price realizations ranged from a low of $43.12 per barrel to a high of $54.22 per barrel during that period.

     Infinity-Wyoming periodically enters into hedging activities on a portion of its projected natural gas and crude oil production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels in order to manage Infinity-Wyoming’s cash flow by reducing the exposure to gas price fluctuations. Realized gains or losses from Infinity-Wyoming’s cash flow risk management activities are recognized in gas production revenues. In the three months ended March 31, 2005, the effect of Infinity-Wyoming selling a portion of its gas production under a fixed price contract, compared to if it had sold the gas on the spot market was a decrease in revenue of approximately $0.2 million.

     During 2004, the Company entered into fixed price delivery contracts for 2,000 MMBtu per day from April 1, 2004 until March 31, 2006. The price for the period April 1, 2004 until March 31, 2005 was $4.40 per MMBtu and the price for the period April 1, 2005 until March 31, 2006 is $4.15 per MMBtu. Sales under these fixed price contracts are accounted for as normal sales agreements under the exemption in SFAS No. 133.

     During April 2005, the Company entered into a costless collar arrangement covering 12,250 barrels (50 barrels of crude oil per day) from May 1, 2005 through December 31, 2005 with a floor price of $50.00 per barrel and a ceiling price of $65.70 per barrel. The derivative contract was designated as a cash flow hedge.

     The Securities Purchase Agreement dated as of January 13, 2005 by and among Infinity and the Buyers of the Notes includes a covenant that at each date that is the end of a quarterly or annual period covered by a quarterly report on Form 10-Q or annual report on Form 10-K (a “Determination Date”), at least 20% of the Company’s estimate of its oil and gas production for the twelve-month period commencing immediately after such Determination Date shall be protected from price fluctuations using derivatives, fixed price agreements and/or volumetric production payments. It is the opinion of management that the Company was in compliance with this hedging requirement at March 31, 2005.

     Interest Rate Risk

     Infinity’s exposure to changes in interest rates results from our $30 million in floating rate debt. The result of a 10% fluctuation in the 3 month LIBOR would impact our interest expense, before capitalization, by approximately $0.1 million per year.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the Company’s first quarter of 2005, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the first quarter of 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting other than the addition of additional accounting staff.

     Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management has identified certain deficiencies in its reconciliation procedures, level of staffing, and inherent limitations in its electronic data processing software. The Company has added additional accounting staff during the first and second quarters of 2005 and intends to add an additional financial and accounting officer during the second quarter of 2005 to address these deficiencies. The Company will also assess the viability of replacing or enhancing its electronic data processing software in 2005.

PART II

ITEM 1. LEGAL PROCEEDINGS

     There are currently no pending material legal proceedings to which we are a party.

ITEM 2. CHANGES IN SECURITIES

     There were no changes in securities during the first quarter of 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     There were no defaults upon senior securities during the first quarter of 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company’s shareholders during the first quarter of 2005.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     (a) Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at March 31, 2005 under the Senior Secured Notes Facility dated January 13, 2005

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date
/s/ Stanton E. Ross	President and Chief Executive Officer	May 13, 2005

Stanton E. Ross	(Principal Executive Officer)

/s/ James A. Tuell	Executive Vice President	May 13, 2005

James A. Tuell	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at March 31, 2005