Form 10-Q
period 2005-06-30
INFINITY INC
filed 2005-08-11
CIK 822746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Yes ☐ No ☑
     As of August 5, 2005, 13,463,039 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2005	2004
	(in thousands, except share and per share data)
ASSETS

Current assets
Cash and cash equivalents	$4,573	$3,052
Accounts receivable, less allowance for doubtful accounts of $85 (2005 and 2004)	4,675	3,494
Note receivable	1,200	1,581
Inventories	490	286
Prepaid expenses and other	468	654

Total current assets	11,406	9,067

Property and equipment, at cost, net of accumulated depreciation	10,051	8,764

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization
Proved	45,921	28,792
Unproved	18,327	15,595
Intangible assets, at cost, net of accumulated amortization	2,194	1,497
Other assets, net	334	333

Total assets	$88,233	$64,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable and current portion of long-term debt	$118	$284
Accounts payable	2,485	4,001
Accrued liabilities	5,395	4,274
Accrued interest	775	223
Current portion of asset retirement obligations	208	—

Total current liabilities	8,981	8,782
Long-term liabilities
Production taxes payable	224	469
Asset retirement obligations, less current portion	1,312	635
Long-term debt, less current portion	26,234	11,330
Subordinated convertible notes payable	—	14,010

Total liabilities	36,751	35,226

Commitments and contingencies

Stockholders’ equity
Common stock, par value $.0001, authorized 300,000,000 shares, issued and outstanding 13,330,539 (2005) and 10,628,196 (2004) shares	1	1
Additional paid-in-capital	76,352	43,363
Accumulated deficit	(24,871)	(14,542)

Total stockholders’ equity	51,482	28,822

Total liabilities and stockholders’ equity	$88,233	$64,048

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except share and per share data)
Revenue
Oilfield services	$5,447	$3,344	$9,517	$5,539
Oil and gas	2,204	1,701	3,649	3,073

Total revenue	7,651	5,045	13,166	8,612

Cost of revenue
Oilfield services	2,516	1,857	4,520	3,278
Oil and gas production expenses	1,010	523	1,449	926
Oil and gas production taxes	201	195	370	351

Total cost of revenue	3,727	2,575	6,339	4,555

Gross profit	3,924	2,470	6,827	4,057

General and administrative expenses	1,356	1,516	2,636	2,737

Depreciation, depletion, amortization and accretion	1,797	1,315	3,384	2,362

Operating income (loss)	771	(361)	807	(1,042)

Other income (expense)
Amortization of loan discount and costs	(215)	(431)	(8,572)	(1,070)
Early extinguishment of debt	(372)	—	(1,276)	(204)
Interest expense	(418)	(310)	(935)	(589)
Impairment of note receivable	(396)	—	(396)	—
Loss on sales of other assets	(91)	(39)	(91)	(39)
Other	56	39	134	77

Total other expense	(1,436)	(741)	(11,136)	(1,825)

Net loss before income taxes	(665)	(1,102)	(10,329)	(2,867)

Income tax benefit	—	—	—	—

Net loss	$(665)	$(1,102)	$(10,329)	$(2,867)

Basic and diluted net loss per share	$(0.05)	$(0.12)	$(0.83)	$(0.31)

Weighted average basic and diluted shares outstanding	13,159,575	9,396,091	12,385,310	9,295,798

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(665)	$(1,102)	$(10,329)	$(2,867)
Reclassifications, net of tax expense	—	—	—	98

Comprehensive loss	$(665)	$(1,102)	$(10,329)	$(2,769)

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	(in thousands, except share data)
Balance, December 31, 2004	10,628,196	$1	$43,363	$(14,542)	$28,822

Issuance of common stock upon the exercise of options and warrants	686,107	—	4,179	—	4,179

Conversion of 8% subordinated convertible notes and accrued interest into common stock	517,296	—	2,524	—	2,524

Conversion of 7% subordinated convertible notes and accrued interest into common stock	1,498,940	—	11,656	—	11,656

Issuance of warrants to purchase 1,656,240 common shares	—	—	6,529	—	6,529

Costs from previous equity placement financing	—	—	(7)	—	(7)

Beneficial conversion feature of senior secured notes	—	—	8,108	—	8,108

Net loss	—	—	—	(10,329)	(10,329)

Balance, June 30, 2005	13,330,539	$1	$76,352	$(24,871)	$51,482

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities
Net loss	$(10,329)	$(2,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	3,384	2,362
Amortization of loan discount and costs	8,572	1,070
Expense related to early extinguishment of debt	1,052	204
Impairment of note receivable	396	—
Loss on sales of other assets	91	39

Change in operating assets and liabilities
Increase in accounts receivable	(1,201)	(859)
Increase in inventories	(204)	(15)
(Increase) decrease in prepaid expenses and other	186	(67)
Decrease in accounts payable	(1,472)	(51)
Increase in accrued liabilities and accrued interest	1,592	1,053

Net cash provided by operating activities	2,067	869

Cash flows from investing activities
Capital expenditures — exploration and production	(21,342)	(2,908)
Capital expenditures — oilfield services	(1,959)	(235)
Acquisitions — exploration and production	—	(516)
Acquisitions — oilfield services, net of cash acquired	—	(1,189)
Proceeds from sale of fixed assets — exploration and production	133	147
Proceeds from sale of fixed assets — oilfield services	12	13
Increase in other assets	—	(323)
Receipts on note receivable	4	8

Net cash used in investing activities	(23,152)	(5,003)

Cash flows from financing activities
Proceeds from notes payable	—	295
Proceeds from borrowings on long-term debt	30,000	2,864
Proceeds from issuance of common stock	4,179	4,060
Debt and equity issuance costs	(2,124)	(30)
Repayment of notes payable	(160)	(194)
Repayment of long-term debt	(9,289)	(3,005)

Net cash provided by financing activities	22,606	3,990

Net increase (decrease) in cash and cash equivalents	1,521	(144)

Cash and cash equivalents, beginning of period	3,052	727

Cash and cash equivalents, end of period	$4,573	$583

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2005	2004
	(in thousands)
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$—	$588

Non-cash transactions:
Property and equipment acquired through seller financed debt, net	—	195
Conversion of subordinated convertible notes and accrued interest to common stock	14,180	132
Issuance of warrants in conjunction with the issuance of debt recorded as debt discount	6,529	—
Issuance of common stock to partially repay related party debt	—	500
Issuance of 7% Convertible Subordinated Notes in lieu of cash interest payment	—	391
See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies
     Nature of Operations
     Infinity, Inc. and its subsidiaries (collectively, “Infinity” or the “Company”) are engaged in the acquisition, exploration, development and production of natural gas and crude oil in the United States and the acquisition and exploration of oil and gas properties in Nicaragua. In addition, the Company provides oilfield services in the Mid-Continent region and in Northeast Wyoming.
     Basis of Presentation
     The unaudited consolidated financial statements include the accounts of Infinity, Inc. and its wholly-owned subsidiaries, which include Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”), Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”), Infinity Oil & Gas of Kansas, Inc. (“Infinity-Kansas”) and Consolidated Oil Well Services, Inc. (“Consolidated”). All significant intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period presentation to conform to the classifications used in the current period. These reclassifications did not have an impact on previously reported consolidated results of operations. The consolidated results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying unaudited consolidated financial statements should be read in conjunction with Infinity’s audited consolidated financial statements for the year ended December 31, 2004.
     The preparation of unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the unaudited consolidated financial statements include the estimated carrying value of unproved properties, the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, the estimated cost and timing related to asset retirement obligations and the realization of deferred tax assets.
     Oil and Gas Properties
     The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with property acquisition, exploration, and development activities are capitalized. Exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities, estimated future costs of site restoration, dismantlement and abandonment activities, and other costs incurred for the purpose of finding oil and gas reserves. Salaries and benefits paid to employees involved in the acquisition, exploration and development of properties, as well as other internal costs that can be directly identified with acquisition, exploration and development activities, are also capitalized. The Company capitalized internal costs of $305,000 and $173,000 during the three months ended June 30, 2005 and 2004, respectively, and $525,000 and $267,000 during the six months ended June 30, 2005 and 2004, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.
     Under full cost accounting rules, capitalized costs less accumulated depletion and related deferred income taxes, may not exceed the sum of the present value discounted at ten percent of estimated future net revenue using current prices and costs, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, less any related income tax effects. This is referred to as the “full cost ceiling limitation.” If capitalized costs exceed the limit, the excess must be charged to expense. The expense may not be reversed in future periods. At the end of each quarter, the Company calculates the full cost ceiling limitation.
     At June 30, 2005, the carrying amount of oil and gas properties exceeded the full cost ceiling limitation by approximately $8.5 million, based upon a natural gas price of approximately $7.05 per Mcf and an oil price of approximately $56.00 per barrel in effect at that date. However, based on subsequent price increases to approximately $8.50 per Mcf of gas and approximately $61.00 per barrel of oil at the August 4, 2005 measurement date, the full cost ceiling limitation exceeded the carrying amount of the Company’s oil and gas properties. Therefore, the Company was not required to record a ceiling write-down as of June 30, 2005.
     A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of a ceiling write-down of oil and gas properties in a future period.
     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	As of
	June 30,	December 31,
	2005	2004
	(in thousands)
Proved oil and gas properties	$61,014	$41,210
Unproved oil and gas properties	18,327	15,595

Total	79,341	56,805
Less accumulated depreciation, depletion, and amortization and ceiling write-downs	(15,093)	(12,418)

Net capitalized costs	$64,248	$44,387

     Depletion of proved oil and gas properties is computed on the units-of-production method, with oil and gas being converted to a common unit of measure based on their relative energy content, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserve quantities. The costs of wells in progress and unevaluated properties, including any related capitalized interest, are not amortized. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized based on a determination of the existence of proved reserves, impairments, or reductions in value. To the extent the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonment of unevaluated properties are accounted for as an adjustment to capitalized costs to be amortized, with no losses recognized.
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
     Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. As of June 30, 2005 and December 31, 2004, the Company had recorded a full valuation allowance for its net deferred tax asset.
Note 2 — Derivative Instruments and Hedging Activities
     The Company accounts for derivative instruments or hedging activities under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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
     During the quarter ended June 30, 2005, the Company entered into two costless collar arrangements to manage exposure to oil price volatility on a portion of its oil production. The following table sets forth the terms of the Company’s collar arrangements as of June 30, 2005:

Effective Dates	Bbls per Day	Floor Price	Ceiling Price
May 1, 2005 — December 31, 2005	50	$50.00	$65.70
January 1, 2006 — June 30, 2006	50	$50.00	$64.40
     Subsequent to June 30, 2005, the Company entered into a third costless collar arrangement as detailed in the following table:

Effective Dates	Bbls per Day	Floor Price	Ceiling Price
October 1, 2005 — December 31, 2006	50	$52.50	$74.00
     All of the Company’s collar arrangements have been designated as cash flow hedges. As of June 30, 2005, the Company had a derivative asset of approximately $23,000. During the three and six months ended June 30, 2005, the Company recognized ineffectiveness of approximately $23,000 under its collar arrangements.
Note 3 — Stock Options
     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for options granted to employees under the Company’s stock option plans because the fair value of the stock equaled or was less than the option exercise price at the date of grant. Had compensation costs for employee stock options under the Company’s plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per share would have been as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss as reported	$(665)	$(1,102)	$(10,329)	$(2,867)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(113)	(1,528)	(1,209)	(1,528)

Pro forma net loss	$(778)	$(2,630)	$(11,538)	$(4,395)

Basic and diluted loss per share as reported	$(0.05)	$(0.12)	$(0.83)	$(0.31)
Pro forma basic and diluted loss per share	$(0.06)	$(0.28)	$(0.93)	$(0.47)
     Options on 165,000 shares of common stock were granted during February 2005 at a strike price of $8.50 per share and options on 20,000 shares of common stock were granted during May 2005 at a strike price of $7.80 per share. The estimated fair value of the options granted in February and May utilizing the Black-Scholes pricing model was based on weighted average risk-free interest rates of 4.0% and 4.13%, respectively, expected option life of 10 years, expected volatility of approximately 70% and 60%, respectively, and no expected dividends.

Note 4 — Long-Term Debt
     Long-term debt consists of the following:

	As of
	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Senior secured notes due January 13, 2009, with interest calculated at 3-Month LIBOR plus 6.75% (10.28% as of July 1, 2005) due quarterly. The balance at June 30, 2005 is net of discount of $5,851	$24,149	$—
8% subordinated convertible notes payable, due June 13, 2006, which were called for redemption on February 28, 2005	—	2,493
7% subordinated convertible notes payable, due April 22, 2007, which were called for redemption on April 22, 2005	—	11,517
$25,000 development credit facility with U.S. Bank, repaid in full and terminated on January 13, 2005	—	5,000
Note payable to seller (for a 50% interest in an airplane), with interest at 7.25% due on a quarterly basis. The Company is required to make annual principal payments equal to 5% of the current outstanding principal until paid in full. The seller can call the note if the seller’s bank calls its note for the original purchase of the airplane. The note is collateralized by the Company’s 50% interest in the airplane with a net book value of $2,107 at June 30, 2005	2,203	2,326
Various revolving credit and term loans with LaSalle Bank with interest at prime plus 1.25%, repaid in full and terminated on January 13, 2005	—	3,582
Various other notes repaid in full and terminated no later than January 31, 2005	—	706

	26,352	25,624
Less current portion	(118)	(284)

Long-term debt	$26,234	$25,340

Senior Secured Notes Facility
     On January 13, 2005, the Company entered into a securities purchase agreement (the “Senior Secured Notes Facility”) with affiliates of Promethean Asset Management, LLC and Angelo, Gordon & Co., L.P. (collectively, the “Buyers”), pursuant to which Infinity sold, and the Buyers purchased, $30 million aggregate principal amount of senior secured notes (the “Notes”) due January 13, 2009 and five-year warrants to purchase 924,194 shares of the Company’s common stock at an exercise price of $9.09 per share and 732,046 shares of the Company’s common stock at an exercise price of $11.06 per share (collectively, the “Warrants”). The Notes have an initial maturity of 48 months subject to extension for an additional twelve months upon the mutual agreement of Infinity and the Buyers. The Notes bear interest at 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (10.28% effective July 1, 2005). The Notes are secured by essentially all of the assets of Infinity and its subsidiaries and are guaranteed by each of Infinity’s active subsidiaries. The Notes are redeemable by Infinity for cash at any time during the first year at 105% of par value, declining by 1% per year thereafter (101% during any extended maturity period), together with any accrued and unpaid interest. Under certain circumstances, Infinity has the option to repay the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion (the “beneficial conversion feature”).
     The Company allocated the proceeds from the sale of the Notes and Warrants based on their relative fair values. The $7,512,000 estimated fair value of the Warrants, calculated utilizing the Black-Scholes pricing model based on a weighted average risk-free interest rate of 4.0%, expected life of 5 years, expected volatility of approximately 70%, and no expected dividends, resulted in the allocation of $6,529,000 to additional paid-in capital and debt discount. The debt discount will be amortized over the 48 month initial maturity utilizing the effective interest rate.

     Pursuant to EITF 98-5 and EITF 00-27, generally accepted accounting principles require that the intrinsic value of the beneficial conversion feature, or difference between the initial value allocated to the Notes ($23,471,000) and the market value of the common stock required to retire the entire indebtedness assuming the Company repays the Notes entirely through the issuance of common shares ($31,579,000) be recorded as additional paid-in capital and loan issuance costs. As the Notes were convertible at their inception, the $8,108,000 beneficial conversion feature was immediately expensed as amortization of loan costs in the three months ended March 31, 2005.
     Under certain circumstances at quarterly intervals and over a three year period, commencing in the third quarter of 2005, Infinity has the option to sell additional Notes (“Additional Notes”), along with additional Warrants, in amounts up to $15 million in any rolling twelve-month period, up to an additional $45 million. The Additional Notes would have an initial maturity of 42 months (54 months if the maturity of the initial Notes is extended). The issuance of Additional Notes is subject to Infinity’s satisfaction of various closing conditions. The ability to issue Additional Notes or the requirement to prepay Notes prior to maturity will depend upon a maximum Notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of the Company’s proved reserves. The maximum Notes balance at June 30, 2005 exceeded the Notes outstanding on that date.
8% Convertible Subordinated Notes
     Effective June 13, 2001, the Company sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement. Interest on the notes accrued at a rate of 8% per annum and was payable in arrears on each December 15 and June 15. The notes were originally convertible to one share of common stock at $5 per share and matured on June 13, 2006.
     The Company incurred costs of $502,000 associated with the placement, which were capitalized as loan costs and were being amortized using the effective interest method. The Company also issued warrants to purchase 220,000 shares of the Company’s common stock at $5.99. The Company capitalized additional loan costs of $925,000 related to the fair value of the warrants.
     On January 13, 2005, the Company called for redemption all of the remaining 8% subordinated convertible notes outstanding on February 28, 2005. The holders of all $2,493,000 of 8% subordinated convertible notes at December 31, 2004 converted the debt and accrued interest into 517,296 shares of the Company’s common stock. The remaining unamortized loan costs of $156,000 were expensed as early extinguishment of debt.
7% Convertible Subordinated Notes
     Effective April 22, 2002, the Company sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement. Interest on the notes accrued at a rate of 7% per annum and was payable in arrears on each April 15 and October 15. The Company could elect to pay the accrued interest in cash or in the form of additional notes issued in increments of $1,000 with residual interest due in cash. The notes were convertible to one share of common stock at $8.625 per share and matured on April 22, 2007.
     The Company incurred costs of $866,000 associated with the issuance of the 7% subordinated convertible notes, which were capitalized as loan costs and were being amortized using the effective interest method. The Company also issued warrants to purchase 200,000 shares of the Company’s common stock at $9.058. The Company capitalized additional loan costs of $1,386,044 related to the fair value of the warrants.
     On February 25, 2005, the Company called for redemption all of the remaining 7% subordinated convertible notes outstanding on April 22, 2005 at a redemption price of 102.8% plus accrued and unpaid interest. During the three months ended March 31, 2005, the holders of $5,951,000 of 7% subordinated convertible notes at December 31, 2004 converted the debt and accrued interest into 783,779 shares of the Company’s common stock. In April 2005, the holders of $5,528,000 of 7% subordinated convertible notes converted the debt and accrued interest into 715,161 shares of the Company’s common stock, and the remaining balance of $38,000 plus accrued interest was paid in full on April 22, 2005. The unamortized loan costs of $372,000 and $753,000 associated with the debt converted during the three and six months ended June 30, 2005, respectively, were expensed as early extinguishment of debt.
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
Revolving Credit and Term Loans
     Effective July 9, 2004, Consolidated borrowed $5,400,000 under an amended credit facility with LaSalle Bank. The amended facility required monthly payments of $113,493 plus interest through November 2007, with a final payment of the remaining balance due December 31, 2007. Amounts outstanding accrued interest at the prime rate plus 1.25% per annum. The credit facility was repaid in full with proceeds from the Senior Secured Notes Facility discussed above and terminated on January 13, 2005.
Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs (including amortization of loan discount and costs) capitalized were $674,000 and $184,000 in the three months ended June 30, 2005 and 2004, respectively, and $1,260,000 and $522,000 in the six months ended June 30, 2005 and 2004, respectively.
Note 5 — Fair Value of Financial Instruments
     The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued liabilities represents the fair value of the accounts due to their short-term nature. Long-term debt at June 30, 2005, with a carrying value of approximately $26.4 million is estimated to have a fair value between $29 million and $30 million. See Note 4 for the terms of the long-term debt obligations.
Note 6 — Earnings Per Share
     Basic loss per common share is computed as net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed as net loss divided by the weighted average number of common shares and common share equivalents, if dilutive, using the treasury stock method, outstanding during the period.
     For the three and six months ended June 30, 2005 and 2004, all common share equivalents were anti-dilutive. Therefore the calculation of diluted loss per share excluded 5,184,000 and 2,751,000 common share equivalents for the three months ended June 30, 2005 and 2004, respectively, and 5,039,000 and 3,889,000 common share equivalents for the six months ended June 30, 2005 and 2004, respectively. The number of common share equivalents excluded from the diluted loss per share calculations does not include any shares that may be issued in the future should the Company elect to repay Notes outstanding under the Senior Secured Notes Facility with direct issuances of shares of registered common stock in lieu of cash.
Note 7 — Asset Retirement Obligations
     The Company records estimated future asset retirement obligations pursuant to the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to present value. Capitalized costs are depleted as a component of the full cost pool using the units of production method. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.

     The following table summarizes the activity for the Company’s asset retirement obligations for the six months ended June 30, 2005 and 2004:

	For the Six Months Ended June 30,
	2005	2004
	(in thousands)
Asset retirement obligations at beginning of period	$635	$521
Accretion expense	17	10
Liabilities incurred	24	19
Revisions of estimates	844	—

Asset retirement obligations at end of period	1,520	550
Less: current portion of asset retirement obligations	(208)	(—)

Asset retirement obligations, less current portion	$1,312	$550

Note 8 — Sale of Note Receivable
     Effective May 1, 2002, Infinity-Kansas sold its interest in oil and gas properties in Eastern Kansas to West Central Oil, LLC (“West Central”) for $180,000 cash and a $1,620,000 note receivable, secured by the oil and gas leases and real estate sold in the transaction. West Central failed to repay the $1,576,000 principal owed on the note as scheduled on May 1, 2005. In July 2005, the Company sold its interest in the note receivable to a bank for $1.2 million. As such, the Company impaired the value of the note receivable at June 30, 2005 and recognized a loss of $376,000 for the three and six months ended June 30, 2005. In addition, the Company wrote off $20,000 of interest receivable recorded as of December 31, 2004 (no interest income was recorded during 2005).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Form 10-Q. Infinity follows the full-cost method of accounting for oil and gas properties. See “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies,” included in Note 1 to the Unaudited Consolidated Financial Statements. Infinity and its operating subsidiaries (Infinity Oil and Gas of Texas, Inc., Infinity Oil & Gas of Wyoming, Inc., and Consolidated Oil Well Services, Inc.) are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage, oil and gas production, and providing oilfield services. Infinity’s primary focuses are on: (i) the acquisition, exploration and development of and production from its properties in the Fort Worth Basin of North central Texas and Greater Green River, Sand Wash and Piceance Basins of Southwest Wyoming and Northwest Colorado; and (ii) providing oilfield services in the Mid-Continent region and the Powder River Basin of Northeast Wyoming. Infinity has also been awarded a 1.4 million acre concession offshore Nicaragua in the Caribbean Sea which it intends to explore over the next few years subject to consummation of the long-term development and production contract governing such activity.
     On June 16, 2005, the stockholders of Infinity, Inc. authorized the reincorporation of the Company in the State of Delaware. The reincorporation will result in a change in the name of the Company to Infinity Energy Resources, Inc. The reincorporation will not however, result in any change in headquarters, business, jobs, location of any facilities, number of employees, assets, liabilities, or net worth. Management, including all directors and officers, will remain the same in connection with the reincorporation. Upon the effective time, which is anticipated to be prior to August 31, 2005, shares of the Company’s common stock will be converted into an equal number of common shares of Infinity Energy Resources, Inc.
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statement. Forward-looking statements include, among other items:
•	potential expansion of the oilfield services business through acquisitions;

•	completion of the negotiation and acquisition of offshore licenses in Nicaragua;

•	expected capital expenditures and cash flow for the remainder of 2005;

•	plans to raise external financing to finance a portion of 2005 activities;

•	increased activity in the oilfield services business;

•	planned increases in acreage position;

•	Infinity’s business strategy and anticipated trends in Infinity’s business and its future results of operations;

•	the ability of Infinity to make and integrate acquisitions and the completion of the Nicaragua acquisition;

•	planned exploration, drilling and completion activities;

•	the costs and results of dewatering operations, including drilling water disposal wells;

•	demand for oilfield services;

•	the availability of financing on acceptable terms;

•	the impact of governmental regulation; and

•	the timing of engineering and environmental impact studies and permitting.
     Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following (and the risks described under “Risk Factors” in our Annual Report on Form 10-K):
•	fluctuations in oil and natural gas prices and production;

•	the ability of Infinity to make and integrate acquisitions and the completion of the Nicaragua acquisition;

•	availability of drilling rigs, completion services and other support equipment;

•	incorrect estimations of required capital expenditures;

•	uncertainties inherent in estimating quantities of oil and gas reserves and projecting future rates of production and timing thereof;

•	delays or difficulties in development activities;

•	increases in the cost of oil and gas drilling, completion and production and in materials, fuel and labor costs;

•	the availability, conditions and timing of required government approvals and third party financing, including failure to satisfy the maximum notes balance requirements under the senior secured notes facility;

•	a decline in demand for Infinity’s oil and gas production or oilfield services;

•	delays in environmental and permitting factors; and

•	changes in general economic conditions.
Overview of Exploration and Production Activity
     Infinity, through Infinity-Texas, continued to expand its exploration and production operations in the Fort Worth Basin of Texas during the six months ended June 30, 2005. Meanwhile, Infinity-Wyoming continues to explore and develop the various projects and prospects in the Rocky Mountains, but continues to be hampered by weather, governmental and environmental restrictions and regulations, as well as various operational issues at the Labarge, Pipeline and Sand Wash Fields. During the six months ended June 30, 2005, Infinity-Wyoming and Infinity-Texas:
•	Commenced production from the Fort Worth Basin in North central Texas and the Sand Wash Basin in Northwest Colorado;

•	Made capital expenditures of approximately $22 million, including $7 million in leasehold acquisitions;

•	Achieved a 46% increase in proved oil and gas reserve quantities to 13,400 MMcfe, including extensions and discoveries of 5,060 MMcfe; and

•	Achieved a 57% increase to $37.1 million in the standardized measure of discounted future net cash flow from proved oil and gas properties.
     Infinity expects to continue to explore and develop its Fort Worth Basin acreage and its Rocky Mountain projects and prospects. Infinity expects its Rocky Mountain projects to proceed more slowly, due in part to governmental and environmental restrictions and regulations. Infinity raised incremental debt and equity capital to fund its exploration and production operations from the net proceeds of the Senior Secured Notes Facility and from the proceeds of option and warrant exercises during the first half of 2005. In addition to expected increases in cash flows from operating activities, Infinity will require external financing during 2005 and beyond to fund its exploration and production operations, although the type, timing, cost and amounts of such financing, if any, will depend upon general energy and capital markets conditions and the success of Infinity’s operations.
     The following table provides statistical information for the three and six months ended June 30, 2005 and 2004 (due to rounding and the inclusion of other operating expenses the sum of the individual amounts presented may not equal the totals):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30
	2005	2004	2005	2004
Production:
Natural gas (MMcf)	219.4	266.7	430.9	470.1
Crude oil (thousands of barrels)	19.5	8.2	28.6	17.5

Total (MMcfe)	336.4	315.9	602.5	575.1
Financial Data (thousands of dollars):
Total revenue	$2,204	$1,701	$3,649	$3,073
Production expenses	1,010	523	1,449	926
Production taxes	201	195	370	351
Financial Data per Unit ($ per Mcfe):
Total revenue	$6.55	$5.38	$6.05	$5.34
Production expenses	3.00	1.66	2.40	1.61
Production taxes	0.60	0.62	0.61	0.61
     Under full cost accounting rules, Infinity reviews, on a quarterly basis, the carrying value of its oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future revenue at the prices in effect as of the end of each fiscal quarter, and a write-down for accounting purposes is required if the ceiling is exceeded. At June 30, 2005, the carrying amount of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $8.5 million based upon a natural gas price of approximately $7.05 per Mcf and an oil price of approximately $56.00 per barrel in effect at that date. However, based on subsequent price increases to approximately $8.50 per Mcf of gas and approximately $61.00 per barrel of oil at the August 4, 2005 measurement date, the full cost ceiling limitation exceeded the carrying amount of the Company’s oil and gas properties. Therefore, the Company was not required to record a ceiling write-down as of June 30, 2005.
     A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of a ceiling write-down of oil and gas properties in a future period.
Overview of Oilfield Service Operations
     Consolidated continued to develop its business as the largest oilfield service provider in Eastern Kansas and Northeast Oklahoma. The continued strong price of natural gas and crude oil and the focus on development of the coal bed methane potential of the Cherokee basin in Eastern Kansas and Northeast Oklahoma contributed to an overall increase in activity for Consolidated. During the six months ended June 30, 2005, Consolidated achieved several operational milestones:
•	record second quarter and six month revenue of $5.4 million and $9.5 million, respectively;

•	subsidiary level earnings before interest, taxes, depreciation and amortization of approximately $3.7 million; and

•	subsidiary level income before taxes of approximately $2.8 million.
     Consolidated is actively seeking opportunities, through acquisitions or mergers, to expand its service area or enhance the services it provides to its customers.
     The following tables detail the increase in gross revenue, before discounts, for the periods shown, based on the number and type of core service jobs performed (due to rounding the sum of the individual amounts presented may not equal the totals):
Oilfield Service Statistics
($ in thousands, before discounts)

	Three Months Ended June 30,
	2005		2004		Change
	Jobs	Revenue	Jobs	Revenue	Jobs	% Chg. In Jobs	Revenue
Job Type
Cementing	799	$2,234	772	$2,058	27	3%	$176
Acidizing	471	482	267	274	204	76%	208
Fracturing	383	2,730	165	1,211	218	132%	1,519
Other		217		21			196
Discounts		(216)		(220)			4

Total		$5,447		$3,344			$2,103

	Six Months Ended June 30,
	2005		2004		Change
	Jobs	Revenue	Jobs	Revenue	Jobs	% Chg. In Jobs	Revenue
Job Type
Cementing	1,520	$4,120	1,185	$3,055	335	28%	$1,065
Acidizing	927	884	458	517	469	102%	367
Fracturing	581	4,467	303	2,263	278	92%	2,204
Other		414		33			381
Discounts		(368)		(329)			(39)

Total		$9,517		$5,539			$3,978

2005 Operational and Financial Objectives
Exploration and Production
     Infinity-Wyoming plans to focus on increasing production through development and exploration. Infinity-Wyoming anticipates remaining 2005 capital expenditures will be approximately $5.0 million to drill up to six wells, conduct additional geological and geophysical analysis, and increase its acreage positions.
     Infinity-Texas plans to focus on increasing its acreage position and production in the Fort Worth Basin of central Texas. Infinity-Texas anticipates its remaining 2005 capital expenditures will be approximately $17 million to acquire additional acreage, drill approximately ten wells, and conduct additional geological and geophysical analysis on its acreage positions.
     Infinity’s ability to complete these activities is dependent on a number of factors including, but not limited to:
•	The availability of the capital resources required to fund the activity. Infinity expects to generate approximately $3 million in cash flow from operations from oil and gas production activities during the remainder of 2005;

•	The availability of third party contractors for drilling rigs and completion services (although the Company has one rig under contract in the Fort Worth Basin); and

•	The approval by regulatory agencies of applications for permits to drill in a timely manner.
Oilfield Services
     Consolidated expects to increase its oilfield service revenue during 2005 due to the increase in the number of wells being drilled and completed by property owners in its service areas and possibly through strategic acquisitions. These acquisitions would be done in order to:
•	expand the services that are provided;

•	expand the area that is serviced; and

•	gain market share by providing services complementary to Consolidated’s existing services.
     Revenues from oilfield services are expected to be between $9.0 million and $9.5 million during the remainder of 2005. Management believes that if it is able to identify strategic acquisitions during the remainder of 2005, it would expect to fund any such acquisitions, which could individually cost up to $15 million, through external financings, which may include the issuance of subordinated debt or equity securities. Excluding acquisitions and related capital expenditures, Consolidated also expects to have capital expenditures of approximately $1 million related to equipment and facilities during the remainder of 2005. These capital expenditures would be financed through cash flow from operations and cash on hand.
Corporate Activities
     Infinity continues to negotiate the final development and production agreement with INE for the Perlas and Tyra blocks offshore Nicaragua. Management expects to complete the negotiations and execute the agreement in the third quarter of 2005. Upon execution, Infinity would be required to post a performance bond of approximately $0.7 million for the initial work on the leases which will include an environmental study and the development of geological information developed from additional evaluation of existing seismic data.
Results of operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004
     Net Loss
     Infinity incurred a net loss after taxes of $0.7 million, or $0.05 per diluted share, in the three months ended June 30, 2005 compared to a net loss after taxes of $1.1 million, or $0.12 per diluted share, in the prior year period. The decrease in net loss was the result of the items discussed below.

     Revenue
     Infinity achieved total revenue of $7.7 million in the three months ended June 30, 2005 compared to $5.1 million in the prior year period. The $2.6 million, or 52%, increase in revenue consisted of a $2.1 million increase in oilfield service revenue and a $0.5 million increase in oil and gas revenue. The increase in oilfield service revenue was principally attributable to an increase in the number of fracturing jobs and acidizing jobs completed in the 2005 period compared to the 2004 period. The increase in oil and gas revenue was the result of improved price realizations for both oil and gas combined with higher oil sales volumes, partially offset by lower gas sales volumes. The increase in oil sales volumes was due primarily to successful developmental drilling in the Sand Wash Basin in Northwest Colorado. Declines in gas sales volumes from the Company’s Pipeline field were partially offset by new production from exploratory drilling results in the Fort Worth Basin.
     Cost of Revenue
     Infinity’s cost of revenue increased to $3.7 million for the three months ended June 30, 2005, from $2.6 million in the prior year period. Oilfield service costs increased to $2.5 million during the three months ended June 30, 2005, from $1.9 million in the prior year period. The increase was principally attributable to increased materials, maintenance, fuel and labor costs in the 2005 period compared to the 2004 period. Oil and gas production expenses increased to $1.0 million, or $3.00 per Mcfe, during the three months ended June 30, 2005, from $0.5 million, or $1.66 per Mcfe, in the prior year period. The increase in production expenses was attributable to costs incurred at the Company’s Sand Wash Basin property, which began producing in March 2005, and Fort Worth Basin properties, which began producing in the second quarter of 2005. Oil and gas production taxes remained constant at $0.2 million during the three months ended June 30, 2005 and 2004.
     Gross Profit
     Infinity earned a gross profit of $3.9 million during the three months ended June 30, 2005, a $1.4 million or 59% increase from $2.5 million gross profit in the prior year period. Gross profit from oilfield services was $2.9 million, or 54% of revenue, during the three months ended June 30, 2005, compared to $1.5 million, or 44% of revenue, in the prior year period. The improvement in gross profit as a percentage of revenue was due principally to increased utilization of personnel and equipment. Gross profit from oil and gas operations remained constant at $1.0 million during the three months ended June 30, 2005 and 2004.
     General and Administrative Expenses
     General and administrative expenses decreased to $1.4 million for the three months ended June 30, 2005, from $1.5 million from the prior year period. The decrease was largely due to an increase in capitalized general and administrative expenses in the 2005 period as a result of increased drilling and acquisition activity, partially offset by increased salaries.
     Depreciation, Depletion, Amortization and Accretion
     Infinity recognized additional depreciation, depletion, amortization and accretion (“DD&A”) expense of approximately $0.5 million during the three months ended June 30, 2005, an increase to approximately $1.8 million compared to DD&A expense of approximately $1.3 million for the prior year period. The increase in DD&A expense was due to an increase in oil and gas producing properties as a result of the Company’s exploration and development program and increased investment in Consolidated’s fleet.
     Other Income (Expense)
     Other income and expense was a net expense of $1.4 million in the three months ended June 30, 2005 compared to a net expense of $0.7 million in the prior year period. The increase of $0.7 million was due to (i) a $0.1 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates, (ii) the write-off of $0.4 million of unamortized debt and loan issuance costs from debt retired during the three months ended June 30, 2005, and (iii) an impairment of approximately $0.4 million related to the sale of a note receivable, partially offset by a $0.2 million decrease in loan amortization costs resulting from loan costs written off in connection with debt retirement.

Results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004
     Net Loss
     Infinity incurred a net loss after taxes of $10.3 million, or $0.83 per diluted share, in the six months ended June 30, 2005 compared to a net loss after taxes of $2.9 million, or $0.31 per diluted share, in the prior year period. The increase in net loss was the result of the items discussed below.
     Revenue
     Infinity achieved total revenue of $13.2 million in the six months ended June 30, 2005 compared to $8.6 million in the prior year period. The $4.6 million, or 53%, increase in revenue consisted of a $4.0 million increase in oilfield service revenue and a $0.6 million increase in oil and gas revenue. The increase in oilfield service revenue was principally attributable to an increase in the number of fracturing jobs, acidizing jobs and cementing jobs completed in the 2005 period compared to the 2004 period. The increase in oil and gas revenue was the result of improved price realizations for both oil and gas combined with higher oil sales volumes, partially offset by lower gas sales volumes. The increase in oil sales volumes was due primarily to successful developmental drilling in the Sand Wash Basin in Northwest Colorado. Declines in gas sales volumes from the Company’s Pipeline field were partially offset by new production from exploratory drilling results in the Fort Worth Basin.
     Cost of Revenue
     Infinity’s cost of revenue increased to $6.3 million for the six months ended June 30, 2005, from $4.6 million in the prior year period. Oilfield service costs increased to $4.5 million during the six months ended June 30, 2005, from $3.3 million in the prior year period. The increase was principally attributable to increased materials, maintenance, fuel and labor costs in the 2005 period compared to the 2004 period. Oil and gas production expenses increased to $1.4 million, or $2.40 per Mcfe, during the six months ended June 30, 2005, from $0.9 million, or $1.61 per Mcfe, in the prior year period. The increase in production expenses was attributable to costs incurred at the Company’s Sand Wash Basin property, which began producing in March 2005, and Fort Worth Basin properties, which began producing in the second quarter of 2005. Oil and gas production taxes remained constant at $0.4 million during the six months ended June 30, 2005 and 2004.
     Gross Profit
     Infinity earned a gross profit of $6.8 million during the six months ended June 30, 2005, a $2.7 million, or 68%, increase from $4.1 million gross profit in the prior year period. Gross profit from oilfield services was $5.0 million, or 53% of revenue, during the six months ended June 30, 2005, compared to $2.3 million, or 41% of revenue, in the prior year period. The improvement in gross profit as a percentage of revenue was due principally to increased utilization of personnel and equipment. Gross profit from oil and gas operations remained constant at $1.8 million during the six months ended June 30, 2005 and 2004.
     General and Administrative Expenses
     General and administrative expenses decreased to $2.6 million for the six months ended June 30, 2005, from $2.7 million from the prior year period. The decrease was largely due to an increase in capitalized general and administrative expenses in the 2005 period as a result of increased drilling and acquisition activity, partially offset by increased salaries.
     Depreciation, Depletion, Amortization and Accretion
     Infinity recognized additional DD&A expense of approximately $1.0 million during the six months ended June 30, 2005, an increase to approximately $3.4 million compared to DD&A expense of approximately $2.4 million for the prior year period. The increase in DD&A expense was due to an increase in oil and gas producing properties as a result of the Company’s exploration and development program and increased investment in Consolidated’s fleet.
     Other Income (Expense)
     Other income and expense was a net expense of $11.1 million in the six months ended June 30, 2005 compared to a net expense of $1.8 million in the prior year period. The increase of $9.3 million was due to (i) a beneficial conversion feature of $8.1 million expensed as amortization of loan discount and costs in connection with the issuance of senior secured notes (as more fully discussed in the notes to unaudited consolidated financial statements), (ii) $1.1 million of additional early extinguishment of debt expense resulting from additional debt retired during the six months ended June 30, 2005, (iii) a $0.3 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates, and (iv) an impairment of approximately $0.4 million related to the sale of a note receivable, partially offset by a $0.6 million decrease in amortization costs resulting from loan costs written off in connection with debt retirement.
Liquidity and Capital Resources
     Infinity’s primary sources of liquidity are cash provided by operations and debt and equity financing. Infinity’s primary needs for cash are for the operation, development, production, exploration and acquisition of oil and gas properties, for fulfillment of working capital obligations, and for the operation and development of the oilfield service business.
     As of June 30, 2005, the Company had working capital of $2.4 million, compared to working capital of $0.3 million at December 31, 2004. The $2.1 million increase in working capital is largely the result of cash provided by operations (prior to changes in working capital components) during the six months ended June 30, 2005 of $3.2 million, and cash provided by financing activities of $22.6 million, partially offset by cash used in investing activities of $23.2 million and the satisfaction of $0.2 million of interest through the issuance of common stock upon conversion of convertible notes.
     During the six months ended June 30, 2005, cash provided by operating activities was $2.1 million, compared to $0.9 million in the prior year period. The increase in cash provided by operating activities of $1.2 million was primarily due to improved gross profit and slightly lower general and administrative expenses, partially offset by increased interest expense, cash expenses paid in connection with early extinguishment of debt and a decrease in net changes in operating assets and liabilities.
     During the six months ended June 30, 2005, Infinity used $23.2 million in investing activities, compared to $5.0 million used in the prior year period. The increase in cash used in investing activities of $18.2 million was primarily attributable to an $18.4 million increase in exploration and production capital expenditures related to the Company’s exploration and development program and a $1.7 million increase in oilfield services capital expenditures, partially offset by a decrease of $1.7 million in oilfield services and exploration and production acquisition costs.
     During the six months ended June 30, 2005, cash provided by financing activities was $22.6 million, compared to $4.0 million provided by financing activities during the prior year period. The increase in cash provided by financing activities of $18.6 million was principally due to the net cash proceeds provided by the sale of $30 million of Senior Secured Notes, discussed below, partially offset by the payment of issuance costs and debt repayment of $11.6 million during the six months ended June 30, 2005.
Senior Secured Notes Facility
     On January 13, 2005, the Company entered into a securities purchase agreement (the “Senior Secured Notes Facility”) with affiliates of Promethean Asset Management, LLC and Angelo, Gordon & Co., L.P. (collectively, the “Buyers”), pursuant to which Infinity sold, and the Buyers purchased, $30 million aggregate principal amount of senior secured notes (the “Notes”) due January 13, 2009 and five-year warrants to purchase 924,194 shares of the Company’s common stock at an exercise price of $9.09 per share and 732,046 shares of the Company’s common stock at an exercise price of $11.06 per share (collectively, the “Warrants”). The Notes have an initial maturity of 48 months subject to extension for an additional twelve months upon the mutual agreement of Infinity and the Buyers. The Notes bear interest at 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (10.28% effective July 1, 2005). The Notes are secured by essentially all of the assets of Infinity and its subsidiaries and are guaranteed by each of Infinity’s active subsidiaries. The Notes are redeemable by Infinity for cash at any time during the first year at 105% of par value, declining by 1% per year thereafter (101% during any extended maturity period), together with any accrued and unpaid interest. Under certain circumstances, Infinity has the option to repay the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion.
     Under certain circumstances at quarterly intervals and over a three year period, commencing in the third quarter of 2005, Infinity has the option to sell additional notes, along with warrants, in amounts up to $15 million in any rolling twelve-month period and up to a maximum $45 million. The additional Notes would have an initial maturity of 42 months (54 months if the maturity of the initial Notes is extended). The issuance of additional Notes is subject to Infinity’s satisfaction of various closing conditions. The ability to issue additional Notes or the requirement to prepay Notes prior to maturity will depend upon a maximum Notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of the Company’s proved reserves. The maximum Notes balance at June 30, 2005 exceeded the Notes outstanding on that date.

     During the first quarter of 2005, all $2.5 million of the Company’s 8% Subordinated Convertible Notes outstanding as of December 31, 2004, and interest accrued on those notes, were converted in their entirety into 517,296 shares of the Company’s common stock.
     During the first and second quarters of 2005, an aggregate of $11.5 million of the Company’s 7% Subordinated Convertible Notes and interest accrued on those notes were converted into an aggregate 1,498,940 shares of the Company’s common stock. The remaining balance of $38,000 plus accrued interest was paid in full on April 22, 2005.
     As a result of the closing of the Senior Secured Notes Facility, the $3.6 million outstanding under the LaSalle Bank, N.A. facility at December 31, 2004, was repaid in full on January 13, 2005. Also as a result of the closing of the Senior Secured Notes Facility, the $5.0 million outstanding under the U.S. Bank National Association facility at December 31, 2004, was repaid in full on January 13, 2005.
Outlook for 2005
     Depending on the availability of capital resources, the availability of third party contractors for drilling and completion services, and satisfaction of regulatory activities, Infinity could incur capital expenditures in the range of $22 million to $26 million during the remainder of 2005. If capital expenditures are in the middle of the anticipated range, capital expenditures by operating entity would be approximately $17 million by Infinity-Texas; $5 million by Infinity-Wyoming; $1 million by Consolidated and $1 million by Infinity, Inc. The Company could also make capital expenditures for acquisitions in excess of these amounts should appropriate opportunities arise.
     At quarterly intervals and over a three year period, commencing in the third quarter of 2005, Infinity has the option under the Senior Secured Notes Facility to sell additional notes, along with warrants, in amounts up to $15 million in any rolling twelve-month period. The ability to issue additional notes will depend upon a maximum notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of our proved reserves. The maximum Notes balance or Free Cash Flow Amount as of June 30, 2005 was approximately $52.3 million.
     Depending on the market price for crude oil and natural gas during 2005, stabilized production levels from wells placed on line during the six months ended June 30, 2005, and continued demand for and acceptance of oilfield service operations in the geographic areas served by Consolidated, Infinity would expect to generate cash flow of at least $7 million from operating activities during the remainder of 2005.
     During the third quarter of 2005, through August 4, 2005, Infinity has received approximately $0.5 million in proceeds from the exercise of options and warrants. Management expects to receive proceeds from additional exercises during 2005, but is unable to predict the amount or timing of such proceeds.
     In summary, Infinity believes that it may have approximately $25 million available to it in the remainder of 2005 from working capital at June 30, 2005 (approximately $2.4 million), external financing, including the planned sale of additional notes under the Senior Secured Notes Facility ($15 million), cash from operating activities (at least $7 million) and proceeds from the exercise of options and warrants (at least $0.5 million), to fund its planned capital expenditures of between $22 million and $26 million during the remainder of 2005.
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
Critical Accounting Policies and Estimates
     Infinity’s Annual Report on Form 10-K for the year ended December 31, 2004, described the accounting policies that we believe are critical to the reporting of our financial position and results of operations and that require management’s most difficult, subjective or complex judgments. The most significant judgments and estimates used in the preparation of our consolidated financial statements are:
•	Remaining proved oil and gas reserves (reserve estimates),

•	Timing of our future drilling activities,

•	Accruals of operating costs, capital expenditures in progress, and revenue,

•	Estimated useful life of equipment utilized in the oilfield service business,

•	Estimated timing and cost related to asset retirement obligations.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) is effective for public companies for annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures, previously permitted under SFAS No. 123, no longer will be an alternative to financial statement recognition. SFAS No. 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce the Company’s future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Commodity Risk
     Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity’s crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Excluding sales under a fixed price contract which averaged $4.70 per Mcf, gas price realizations ranged from a low of $5.81 to a high of $6.91 per Mcf during the six months ended June 30, 2005. Oil price realizations ranged from a low of $43.12 per barrel to a high of $56.13 per barrel during that period.
     Infinity-Wyoming periodically enters into fixed-price physical contracts and commodity derivative contracts on a portion of its projected natural gas and crude oil production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels by reducing the exposure to oil and gas price fluctuations.
     During 2004, Infinity-Wyoming entered into the following fixed price gas delivery contracts:

Delivery Dates	MMBtu Per Day	Fixed Price
April 1, 2004 — March 31, 2005	2,000	$4.40
April 1, 2005 — March 31, 2006	2,000	$4.15
     Sales under these fixed price contracts are accounted for as normal sales agreements under the exemption in SFAS No. 133. For the three and six months ended June 30, 2005, the effect of Infinity-Wyoming selling a portion of its gas production under a fixed price contract, compared to if it had sold the gas on the spot market, was a decrease in revenue of approximately $0.3 million and $0.5 million, respectively. The effect on the six months ended June 30, 2004, was a decrease in revenue of approximately $0.1 million.
     During the quarter ended June 30, 2005, Infinity-Wyoming entered into two costless collar arrangements to manage exposure to oil price volatility on a portion of its oil production. The following table sets forth the terms of Infinity-Wyoming’s collar arrangements as of June 30, 2005:

Effective Dates	Bbls Per Day	Floor Price	Ceiling Price
May 1, 2005 — December 31, 2005	50	$50.00	$65.70
January 1, 2006 — June 30, 2006	50	$50.00	$64.40
     Subsequent to June 30, 2005, Infinity-Wyoming entered into a third costless collar arrangement as detailed in the following table:

Effective Dates	Bbls Per Day	Floor Price	Ceiling Price
October 1, 2005 — December 31, 2006	50	$52.50	$74.00
     All of Infinity-Wyoming’s collar arrangements have been designated as cash flow hedges.
     The Securities Purchase Agreement dated as of January 13, 2005 by and among Infinity and the Buyers of the Notes includes a covenant that at each date that is the end of a quarterly or annual period covered by a quarterly report on Form 10-Q or annual report on Form 10-K (a “Determination Date”), at least 20% of the Company’s estimate of its oil and gas production for the twelve-month period commencing immediately after such Determination Date shall be protected from price fluctuations using derivatives, fixed price agreements and/or volumetric production payments. It is the opinion of management that the Company was in compliance with this hedging requirement at June 30, 2005.
     Interest Rate Risk
     Infinity’s exposure to changes in interest rates results from our $30 million in floating rate debt. The result of a 10% fluctuation in the 3 month LIBOR would impact our interest expense, before capitalization, by approximately $0.1 million per year.

ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the Company’s second quarter of 2005, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the second quarter of 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting other than the addition of additional accounting staff.
     Although the evaluation did not detect any material weaknesses or significant deficiencies in the Company’s system of internal accounting controls over financial reporting, management has identified certain deficiencies in its reconciliation procedures, level of staffing, and inherent limitations in its electronic data processing software. The Company has added additional accounting staff during the first and second quarters of 2005 to address these deficiencies. The Company will also assess the viability of replacing or enhancing its electronic data processing software in 2006.

PART II
ITEM 1. LEGAL PROCEEDINGS
     There are currently no pending material legal proceedings to which we are a party.
ITEM 2. CHANGES IN SECURITIES
     There were no changes in securities during the second quarter of 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There were no defaults upon senior securities during the second quarter of 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 16, 2005, Infinity held its Annual Meeting of Stockholders (“Annual Meeting”) at its office in Chanute, Kansas. The matters voted upon at the Annual Meeting consisted of five proposals set forth in Infinity’s Proxy Statement dated May 16, 2005. The five proposals submitted to a vote of Stockholders are set forth below:
(a)	The election of five Directors of the Company to serve until the next Annual Meeting and until their successors have been duly elected and qualified;

(b)	The reincorporation of Infinity, Inc. in the State of Delaware;

(c)	The establishment of a classified Board of Directors;

(d)	The approval of the Company’s 2005 Equity Incentive Plan;

(e)	The ratification of the selection of Ehrhardt Keefe Steiner & Hottman P.C., as Infinity’s independent registered public accounting firm.
     The following sets forth the votes cast for, against or withheld, as well as the number of abstentions, as to each of the proposals presented at the meeting:
     Election of Directors:

Nominee	For	Withheld
Stanton E. Ross	12,714,870	135,827
James A. Tuell	12,709,754	140,943
Elliot M. Kaplan	12,496,190	354,507
Robert O. Lorenz	12,708,330	142,367
Leroy C. Richie	12,709,154	141,543
     Reincorporation of Infinity, Inc. in the State of Delaware:

For	Against	Abstain
7,609,444	482,514	19,474
     Establishment of a classified Board of Directors:

For	Against	Abstain
5,379,625	2,414,418	317,389
     Approval of the Company’s 2005 Equity Incentive Plan:

For	Against	Abstain
6,796,210	979,860	335,362

     Ratification of the selection of Ehrhardt Keefe Steiner & Hottman P.C., as Infinity’s independent registered public accounting firm:

For	Against	Abstain
12,776,755	52,547	21,395
     Each of the proposals presented at the Annual Meeting was approved, with the exception of the proposal to establish a classified Board of Directors, which required an affirmative vote of a majority of Infinity’s issued and outstanding common shares.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

(a)	Exhibits.

	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

	99.1	Calculation of the Maximum Notes Balance at June 30, 2005 under the Senior Secured Notes Facility dated January 13, 2005

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ James A. Tuell James A. Tuell	President and Chief Executive Officer (Principal Executive Officer)	August 11, 2005

/s/ Timothy A. Ficker Timothy A. Ficker	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 11, 2005

Exhibit Index

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at June 30, 2005 under the Senior Secured Notes Facility dated January 13, 2005