Form 10-Q/A
period 2005-03-31
INFINITY ENERGY RESOURCES, INC
filed 2005-11-14
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

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
        Yes ☐ No ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
        Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 12, 2005, 13,302,388 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

EXPLANATORY PARAGRAPH
This Form 10-Q/A for the quarterly period ended March 31, 2005 is being filed for the purpose of restating Infinity, Inc.’s consolidated financial statements as of and for the three months ended March 31, 2005. During the three months ended March 31, 2005, a debt discount of $8.1 million was expensed, but should have been accreted from the date of issuance of the related debt to the stated redemption date of the related debt. Conforming changes have been made to the notes to the unaudited consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the accompanying Form 10-Q/A. See Note 2 in the notes to the unaudited consolidated financial statements for further information relating to this restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q.

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	Mar. 31, 2005	Dec. 31, 2004
	(As Restated)
	(See Note 2)
ASSETS
Current assets
Cash and cash equivalents	$12,477	$3,052
Accounts receivable, less allowance for doubtful accounts of $85 (2005 and 2004)	3,422	3,494
Note receivable	—	1,581
Inventories	425	286
Prepaid expenses and other	389	654

Total current assets	16,713	9,067
Property and equipment, at cost, less accumulated depreciation	9,584	8,764
Oil and gas properties, using full cost accounting net of accumulated depreciation, depletion, amortization
Subject to amortization	32,107	28,792
Not subject to amortization	25,760	15,595
Intangible assets, at cost, less accumulated amortization	2,722	1,497
Note receivable	1,577	—
Other assets, net	333	333

Total assets	$88,796	$64,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Note payable and current portion of long-term debt	$159	$284
Accounts payable	4,061	4,001
Accrued expenses	5,491	4,497

Total current liabilities	9,711	8,782
Long-term liabilities
Production taxes payable	342	469
Asset retirement obligations	660	635
Long-term debt, less current portion	18,130	11,330
8% subordinated convertible notes payable	—	2,493
7% subordinated convertible notes payable	5,566	11,517

Total liabilities	34,409	35,226

Commitments and contingencies
Stockholders’ equity
Common stock, par value $.0001, authorized 300,000,000 shares, issued and outstanding 12,532,927 (2005) and 10,628,196 (2004) shares	1	1
Additional paid-in-capital	70,591	43,363
Accumulated deficit	(16,205)	(14,542)

Total stockholders’ equity	54,387	28,822

Total liabilities and stockholders’ equity	$88,796	$64,048

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2005	2004
	(As Restated)
	(See Note 2)
Revenue
Oilfield service operations	$4,070	$2,195
Exploration and production	1,445	1,371

Total revenue	5,515	3,566
Cost of revenue
Oilfield service operations	2,004	1,420
Oil and gas production expenses	439	363
Oil and gas production taxes	169	156

Total cost of revenue	2,612	1,939

Gross profit	2,903	1,627
General and administrative expenses	1,280	1,262
Depreciation, depletion, amortization and accretion	1,586	1,047

Operating income (loss)	37	(682)

Other income (expense)
Interest and other income	78	39
Amortization of loan discount and costs	(356)	(843)
Early extinguishment of debt	(904)	—

Interest expense	(517)	(279)
Loss on sales of other assets	(1)	—

Total other income (expense)	(1,700)	(1,083)

Net loss before income taxes	(1,663)	(1,765)
Income tax benefit	—	—

Net loss	$(1,663)	$(1,765)

Basic and diluted net loss per share	$(0.14)	$(0.19)

Weighted average basic and diluted shares outstanding	11,619	9,196
See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	For the Three Months
	Ended March 31,
	2005	2004
	(As Restated)
	(See Note 2)
Net loss	$(1,663)	$(1,765)
Reclassifications, net of tax expense	—	98

Comprehensive loss	$(1,663)	$(1,667)

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2004	10,628,196	$1	$43,363	$(14,542)	$28,822
Issuance of common stock upon the exercise of options and warrants	603,656	—	3,979	—	3,979
Conversion of 8% subordinated convertible notes and accrued interest into common stock	517,296	—	2,524	—	2,524
Conversion of 7% subordinated convertible notes and accrued interest into common stock	783,779	—	6,095	—	6,095
Issuance of warrants to purchase 1,656,240 common shares	—	—	6,529	—	6,529
Costs from previous equity placement financing	—	—	(7)	—	(7)
Beneficial conversion feature of senior secured Notes	—	—	8,108	—	8,108
Net loss *	—	—	—	(1,663)	(1,663)

Balance, March 31, 2005	12,532,927	$1	$70,591	$(16,205)	$54,387

*	As Restated. See Note 2.
See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months
	Ended March 31,
	2005	2004
	(As Restated)
	(See Note 2)
Cash flows from operating activities
Net loss	$(1,663)	$(1,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,586	1,047
Amortization of loan discount and costs	356	161
Expense related to early extinguishment of debt	681	682
Loss on sales of other assets	1	—
Change in assets and liabilities
(Increase) decrease in accounts receivable	72	(232)
Increase in inventories	(139)	(36)
(Increase) decrease in prepaid expenses and other	265	(96)
Increase (decrease) in accounts payable	60	(249)
Increase in accrued liabilities	728	731

Net cash provided by operating activities	1,947	243

Cash flows from investing activities
Capital expenditures — exploration and production	(14,064)	(1,997)
Capital expenditures — oilfield services	(1,080)	(103)
Proceeds from sale of fixed assets — exploration and production	133	—
Proceeds from sale of fixed assets — oilfield services	1	2
Acquisitions — exploration and production, net of cash acquired	—	(516)
Payments on note receivable	4	4
Increase in other assets	—	(245)

Net cash used in investing activities	(15,006)	(2,855)

Cash flows from financing activities
Proceeds from notes payable	—	275
Proceeds from borrowings on long-term debt	30,000	390
Proceeds from issuance of common stock	3,979	4,060
Debt and equity issuance costs	(2,124)	(18)
Repayment of notes payable	(119)	—
Repayment of long-term debt	(9,252)	(1,647)

Net cash provided by financing activities	22,484	3,060

Net increase in cash and cash equivalents	9,425	448
Cash and cash equivalents, beginning of period	3,052	727

Cash and cash equivalents, end of period	$12,477	$1,175

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months
	Ended March 31,
	2005	2004
	(As Restated)
	(See Note 2)
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$—	$35
Non-cash transactions:
Non-cash costs capitalized in the full cost pool for oil and gas properties	851	176
Conversion of subordinated convertible notes and accrued interest to common stock	8,795	132
Issuance of warrants in conjunction with the issuance of debt — recorded as debt discount	6,529	—
Beneficial conversion feature recorded in conjunction with the issuance of debt — recorded as debt discount	8,108	—
Issuance of common stock to partially repay related party debt	—	500
Issuance of 2,106 shares of common stock in cashless exercise of warrants during 2005	—	—
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
     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-down are as follows:

	As of
	March 31,	December 31,
	2005	2004
	(in thousands)
Proved oil and gas properties	$45,774	$41,210
Unproved oil and gas properties	25,760	15,595

Total	71,534	56,805
Less accumulated depreciation, depletion, and amortization and ceiling write-downs	(13,667)	(12,418)

Net capitalized costs	$57,867	$44,387

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
Note 2 — Restatement
     As described further in Note 5, on January 13, 2005, the Company sold $30 million of senior secured notes due January 13, 2009 in a private placement. In connection with the sale of those notes, the Company expensed immediately the $8.1 million debt discount resulting from a beneficial conversion feature associated with the senior secured notes. However, under the provisions of EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the debt discount should have been accreted from the date of issuance to the stated redemption date of the senior secured notes.
     As a result, the Company has restated the consolidated financial statements as of and for the three months ended March 31, 2005. The following table presents the effect of the restatement on the consolidated statement of operations for the three months ended March 31, 2005 (in thousands, except per share amounts):

	As
	Previously		As
	Reported	Adjustment	Restated
Amortization of loan discount and cost	$(8,357)	$8,001	$(356)

Net loss	$(9,664)	$8,001	$(1,663)

Basic and diluted net loss per share	$(0.83)	$0.69	$(0.14)
     The following table presents the effect of the restatement on the consolidated balance sheet as of March 31, 2005 (in thousands):

	As
	Previously		As
	Reported	Adjustment	Restated
Oil and gas properties, unproved	$25,495	$265	$25,760

Total assets	$88,531	$265	$88,796

Long-term debt, less current portion	$25,866	$(7,736)	$18,130

Accumulated deficit	$(24,206)	$8,001	$(16,205)

Total stockholders’ equity	$46,386	$8,001	$54,387
Note 3 — Derivative Instruments and Hedging Activities
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
Note 4 — Stock Options
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

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
Net loss as reported	$(1,663)	$(1,765)
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards, net of tax	(1,096)	—

Pro forma net loss	$(2,759)	$(1,765)

Basic and diluted loss per share as reported	$(0.14)	$(0.19)
Basic and diluted loss per share-pro forma	$(0.24)	$(0.19)

     Options on 165,000 shares of common stock were granted during February 2005 at a strike price of $8.50 per share. The estimated fair value of the options granted utilizing the Black-Scholes pricing model was based on a weighted average risk-free interest rate of 4.0%, expected option life of 10 years, expected volatility of approximately 70%, and no expected dividends.
Note 5 — Long-Term Debt and Convertible Notes Payable
     Long-term debt consists of the following:

	As of
	March 31,	December 31,
	2005	2004
	(dollars in thousands)
Senior secured notes (the “Notes”) due January 13, 2009, with interest calculated quarterly at 3-Month LIBOR plus 6.75% (9.87% as of April 1, 2005) due on a quarterly basis. The Company is not required to make periodic principal payments prior to maturity, unless the outstanding balance exceeds the maximum Notes balance. The Company can redeem the Notes at any time with cash at a premium or at par with stock, priced at a discount to market. The balance of $30,000 at March 31, 2005 is net of discount of $13,955 associated with the value of warrants issued and beneficial conversion feature recorded in conjunction with the Notes
	$16,045	$—
8% subordinated convertible notes payable, due June 13, 2006, which were called for redemption on February 28, 2005	—	2,493
7% subordinated convertible notes payable, due April 22, 2007, which have been called for redemption on April 22, 2005	5,566	11,517
$25,000 development credit facility with U.S. Bank, repaid in full and terminated on January 13, 2005	—	5,000
Note payable to seller (for a 50% interest in an airplane), with interest at 7.25% due on a quarterly basis. The Company is required to make annual principal payments equal to 5% of the current outstanding principal until paid in full. The seller can call the note if the bank calls its note for the original purchase of the airplane. The note is collateralized by the Company’s 50% interest in the airplane with a net book value of $2,138	2,203	2,326
Various revolving credit and term loans with LaSalle Bank with interest at prime plus 1.25%, repaid in full and terminated on January 13, 2005	—	3,582
Various other notes	41	706

	23,855	25,624
Less current portion	(159)	(284)

Long-term debt	$23,696	$25,340

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
     Pursuant to EITF 98-5 and EITF 00-27, generally accepted accounting principles required that the intrinsic value of the beneficial conversion feature, or difference between the carrying value of the Notes ($23,471,000) and the market value of the common stock required to retire the entire indebtedness assuming the Company repays the notes entirely through the issuance of common shares ($31,579,000) be recorded as additional paid-in capital and debt discount. As such, the $8,108,000 beneficial conversion feature has been recorded as debt discount and is being amortized over the initial maturity of the Notes utilizing the effective interest method.
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
Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs (including amortization of loan discount and costs) capitalized in the three months ended March 31, 2005 and 2004 were $851,000 and $338,000, respectively.
Note 6 — Fair Value of Financial Instruments
     The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued liabilities represents the fair value of the accounts. Long-term debt at March 31, 2005, excluding convertible notes, with a carrying value of approximately $23.7 million is estimated to have a fair value between $29 million and $30 million . Convertible notes with a carrying value of $5,566,000, would have a fair value of approximately $7,158,000 on an as-converted basis. See Note 5 for the terms of the long-term debt obligations.
Note 7 — Earnings Per Share
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
Note 8 — Subsequent Event
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
Results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004
     Infinity incurred a net loss after taxes of $1.7 million, or $0.14 per diluted share, in the three months ended March 31, 2005 compared to a net loss after taxes of $1.8 million, or $0.19 per diluted share, in the prior year period. The decrease in net loss was the result of the items discussed below.
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
     Other income and expense was a net expense of $1.7 million in the three months ended March 31, 2005 compared to $1.1 million in the prior year period. The $0.6 million increase was due to (i) a $0.2 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates, and (ii) the write off of $0.9 million of unamortized debt and loan issuance costs from retired indebtedness in the 2005 period, partially offset by a $0.5 million decrease in loan amortization costs resulting from loan costs written off in connection with debt retirement in the 2005 period.
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
     At March 31, 2005, the full cost ceiling limitation exceeded the carrying amount of oil and gas properties subject to amortization based upon a natural gas price of approximately $6.91 per Mcf and an oil price of approximately $52.50 per barrel in effect at that date. In the prior year period, the Company did not record a ceiling writedown.
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
ITEM 4. CONTROLS AND PROCEDURES
     Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined as a company’s controls and other procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. At the time of the original filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, which is amended by this amendment, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for that purpose.
     In November 2005 in connection with reviewing the accounting for additional senior secured notes sold by the Company in September 2005, management concluded that during the period ended March 31, 2005 the Company erroneously expensed the debt discount resulting from a beneficial conversion feature associated with the Company’s senior secured notes issued in January 2005. Management also concluded that this error resulted from a material weakness related to the Company’s level of staffing at March 31, 2005.
     As a result of this conclusion and subsequent re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have determined that the Company’s disclosure controls and procedures were not effective as of March 31, 2005. In addition, management has identified certain deficiencies in its reconciliation procedures, and inherent limitations in its electronic data processing software. The Company has added additional accounting staff during the first and second quarters of 2005 to address these deficiencies and remediate the material weakness discussed above. The Company will also assess the viability of replacing or enhancing its electronic data processing software in 2006.
     The certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q/A include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

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
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (a) Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at March 31, 2005 under the Senior Secured Notes Facility dated January 13, 2005

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ James A. Tuell	President and Chief Executive Officer	November 10, 2005
James A. Tuell	(Principal Executive Officer)

/s/ Timothy A. Ficker	Vice President and Chief Financial Officer	November 10, 2005
Timothy A. Ficker	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at March 31, 2005