Form 10-Q/A
period 2005-06-30
INFINITY ENERGY RESOURCES, INC
filed 2005-11-14
CIK 822746

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
     Yes ☑      No☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐     No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐     No ☑
     As of August 5, 2005, 13,463,039 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

EXPLANATORY PARAGRAPH
This Form 10-Q/A for the quarterly period ended June 30, 2005 is being filed for the purpose of restating Infinity, Inc.’s consolidated financial statements as of and for the three and six months ended June 30, 2005. During the six months ended June 30, 2005, a debt discount of $8.1 million was expensed, but should have been accreted from the date of issuance of the related debt to the stated redemption date of the related debt. Conforming changes have been made to the notes to the unaudited consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the accompanying Form 10-Q/A. See Note 2 in the notes to the unaudited consolidated financial statements for further information relating to this restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q.

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(As Restated)
	(See Note 2)
ASSETS
Current assets
Cash and cash equivalents	$4,573	$3,052
Accounts receivable, less allowance for doubtful accounts of $85 (2005 and 2004)	4,675	3,494
Note receivable	1,200	1,581
Inventories	490	286
Prepaid expenses and other	468	654

Total current assets	11,406	9,067

Property and equipment, at cost, net of accumulated depreciation	10,051	8,764

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization
Proved	45,921	28,792
Unproved	18,899	15,595
Intangible assets, at cost, net of accumulated amortization	2,194	1,497
Other assets, net	334	333

Total assets	$88,805	$64,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable and current portion of long-term debt	$118	$284
Accounts payable	2,485	4,001
Accrued liabilities	5,395	4,274
Accrued interest	775	223
Current portion of asset retirement obligations	208	—

Total current liabilities	8,981	8,782
Long-term liabilities
Production taxes payable	224	469
Asset retirement obligations, less current portion	1,312	635
Long-term debt, less current portion	18,941	11,330
Subordinated convertible notes payable	—	14,010

Total liabilities	29,458	35,226

Commitments and contingencies

Stockholders’ equity
Common stock, par value $.0001, authorized 300,000,000 shares, issued and outstanding 13,330,539 (2005) and 10,628,196 (2004) shares	1	1
Additional paid-in-capital	76,352	43,363
Accumulated deficit	(17,006)	(14,542)

Total stockholders’ equity	59,347	28,822

Total liabilities and stockholders’ equity	$88,805	$64,048

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)		(As Restated)
	(See Note 2)		(See Note 2)
Revenue
Oilfield services	$5,447	$3,344	$9,517	$5,539
Oil and gas	2,204	1,701	3,649	3,073

Total revenue	7,651	5,045	13,166	8,612

Cost of revenue
Oilfield services	2,516	1,857	4,520	3,278
Oil and gas production expenses	1,010	523	1,449	926
Oil and gas production taxes	201	195	370	351

Total cost of revenue	3,727	2,575	6,339	4,555

Gross profit	3,924	2,470	6,827	4,057

General and administrative expenses	1,356	1,516	2,636	2,737

Depreciation, depletion, amortization and accretion	1,797	1,315	3,384	2,362

Operating income (loss)	771	(361)	807	(1,042)

Other income (expense)
Amortization of loan discount and costs	(351)	(431)	(707)	(1,070)
Early extinguishment of debt	(372)	—	(1,276)	(204)
Interest expense	(418)	(310)	(935)	(589)
Impairment of note receivable	(396)	—	(396)	—
Loss on sales of other assets	(91)	(39)	(91)	(39)
Other	56	39	134	77

Total other expense	(1,572)	(741)	(3,271)	(1,825)

Net loss before income taxes	(801)	(1,102)	(2,464)	(2,867)

Income tax benefit	—	—	—	—

Net loss	$(801)	$(1,102)	$(2,464)	$(2,867)

Basic and diluted net loss per share	$(0.06)	$(0.12)	$(0.20)	$(0.31)

Weighted average basic and diluted shares outstanding	13,159,575	9,396,091	12,385,310	9,295,798

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)		(As Restated)
	(See Note 2)		(See Note 2)
Net loss	$(801)	$(1,102)	$(2,464)	$(2,867)

Reclassifications, net of tax expense	—	—	—	98

Comprehensive loss	$(801)	$(1,102)	$(2,464)	$(2,769)

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2004	10,628,196	$1	$43,363	$(14,542)	$28,822

Issuance of common stock upon the exercise of options and warrants	686,107	—	4,179	—	4,179

Conversion of 8% subordinated convertible notes and accrued interest into common stock	517,296	—	2,524	—	2,524

Conversion of 7% subordinated convertible notes and accrued interest into common stock	1,498,940	—	11,656	—	11,656

Issuance of warrants to purchase 1,656,240 common shares	—	—	6,529	—	6,529

Costs from previous equity placement financing	—	—	(7)	—	(7)

Beneficial conversion feature of senior secured notes	—	—	8,108	—	8,108

Net loss *	—	—	—	(2,464)	(2,464)

Balance, June 30, 2005	13,330,539	$1	$76,352	$(17,006)	$59,347

*	As Restated. See Note 2.
See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2005	2004
	(As Restated)
	(See Note 2)
Cash flows from operating activities
Net loss	$(2,464)	$(2,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	3,384	2,362
Amortization of loan discount and costs	707	1,070
Expense related to early extinguishment of debt	1,052	204
Impairment of note receivable	396	—
Loss on sales of other assets	91	39

Change in operating assets and liabilities
Increase in accounts receivable	(1,201)	(859)
Increase in inventories	(204)	(15)
(Increase) decrease in prepaid expenses and other	186	(67)
Decrease in accounts payable	(1,472)	(51)
Increase in accrued liabilities and accrued interest	1,592	1,053

Net cash provided by operating activities	2,067	869

Cash flows from investing activities
Capital expenditures — exploration and production	(21,342)	(2,908)
Capital expenditures — oilfield services	(1,959)	(235)
Acquisitions — exploration and production	—	(516)
Acquisitions — oilfield services, net of cash acquired	—	(1,189)
Proceeds from sale of fixed assets — exploration and production	133	147
Proceeds from sale of fixed assets — oilfield services	12	13
Increase in other assets	—	(323)
Receipts on note receivable	4	8

Net cash used in investing activities	(23,152)	(5,003)

Cash flows from financing activities
Proceeds from notes payable	—	295
Proceeds from borrowings on long-term debt	30,000	2,864
Proceeds from issuance of common stock	4,179	4,060
Debt and equity issuance costs	(2,124)	(30)
Repayment of notes payable	(160)	(194)
Repayment of long-term debt	(9,289)	(3,005)

Net cash provided by financing activities	22,606	3,990

Net increase (decrease) in cash and cash equivalents	1,521	(144)

Cash and cash equivalents, beginning of period	3,052	727

Cash and cash equivalents, end of period	$4,573	$583

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
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
     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	As of
	June 30,	December 31,
	2005	2004
	(in thousands)
Proved oil and gas properties	$61,014	$41,210
Unproved oil and gas properties	18,899	15,595

Total	79,913	56,805
Less accumulated depreciation, depletion, and amortization and ceiling write-downs	(15,093)	(12,418)

Net capitalized costs	$64,820	$44,387

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
     As a result, the Company has restated the consolidated financial statements as of and for the periods ended June 30, 2005. The following tables present the effect of the restatements on the consolidated statements of operations for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Amortization of loan discount and cost	$(215)	$(136)	$(35)	$(8,572)	$7,865	$(707)

Net loss	$(665)	$(136)	$(801)	$(10,329)	$7,865	$(2,464)

Basic and diluted net loss per share	$(0.05)	$(0.01)	$(0.06)	$(0.83)	$0.63	$(0.20)
     The following table presents the effect of the restatement on the consolidated balance sheet as of June 30, 2005 (in thousands):

	As of June 30, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Oil and gas properties, unproved	$18,327	$572	$18,899

Total assets	$88,233	$572	$88,805

Long-term debt, less current portion	$26,234	$(7,293)	$18,941

Accumulated deficit	$(24,871)	$7,865	$(17,006)

Total stockholders’ equity	$51,482	$7,865	$59,347
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss as reported	$(801)	$(1,102)	$(2,464)	$(2,867)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(113)	(1,528)	(1,209)	(1,528)

Pro forma net loss	$(914)	$(2,630)	$(3,673)	$(4,395)

Basic and diluted loss per share as reported	$(0.06)	$(0.12)	$(0.20)	$(0.31)
Pro forma basic and diluted loss per share	$(0.07)	$(0.28)	$(0.30)	$(0.47)
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

Note 5 — Long-Term Debt
     Long-term debt consists of the following:

	As of
	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Senior secured notes due January 13, 2009, with interest calculated at 3-Month LIBOR plus 6.75% (10.28% as of July 1, 2005) due quarterly. The balance at June 30, 2005 is net of discount of $13,144	$16,856	$—
8% subordinated convertible notes payable, due June 13, 2006, which were called for redemption on February 28, 2005	—	2,493
7% subordinated convertible notes payable, due April 22, 2007, which were called for redemption on April 22, 2005	—	11,517
$25,000 development credit facility with U.S. Bank, repaid in full and terminated on January 13, 2005	—	5,000
Note payable to seller (for a 50% interest in an airplane), with interest at 7.25% due on a quarterly basis. The Company is required to make annual principal payments equal to 5% of the current outstanding principal until paid in full. The seller can call the note if the seller’s bank calls its note for the original purchase of the airplane. The note is collateralized by the Company’s 50% interest in the airplane with a net book value of $2,107 at June 30, 2005	2,203	2,326
Various revolving credit and term loans with LaSalle Bank with interest at prime plus 1.25%, repaid in full and terminated on January 13, 2005	—	3,582
Various other notes repaid in full and terminated no later than January 31, 2005	—	706

	19,059	25,624
Less current portion	(118)	(284)

Long-term debt	$18,941	$25,340

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
Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs (including amortization of loan discount and costs) capitalized were $982,000 and $184,000 in the three months ended June 30, 2005 and 2004, respectively, and $1,832,000 and $522,000 in the six months ended June 30, 2005 and 2004, respectively.
Note 6 — Fair Value of Financial Instruments
     The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued liabilities represents the fair value of the accounts due to their short-term nature. Long-term debt at June 30, 2005, with a carrying value of approximately $19.1 million is estimated to have a fair value between $29 million and $30 million. See Note 5 for the terms of the long-term debt obligations.
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
Note 8 — Asset Retirement Obligations
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

     The following table summarizes the activity for the Company’s asset retirement obligations for the six months ended June 30, 2005 and 2004:

	For the Six Months Ended June 30,
	2005	2004
	(in thousands)
Asset retirement obligations at beginning of period	$635	$521
Accretion expense	17	10
Liabilities incurred	24	19
Revisions of estimates	844	—

Asset retirement obligations at end of period	1,520	550
Less: current portion of asset retirement obligations	(208)	(—)

Asset retirement obligations, less current portion	$1,312	$550

Note 9	— Sale of Note Receivable
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
     The following tables detail the increase in gross revenue, before discounts, for the periods shown, based on the number and type of core service jobs performed (due to rounding the sum of the individual amounts presented may not equal the totals):
Oilfield Service Statistics
($ in thousands, before discounts)

	Three Months Ended June 30,
	2005		2004			Change
						% Chg.
	Jobs	Revenue	Jobs	Revenue	Jobs	In Jobs	Revenue
Job Type
Cementing	799	$2,234	772	$2,058	27	3%	$176
Acidizing	471	482	267	274	204	76%	208
Fracturing	383	2,730	165	1,211	218	132%	1,519
Other		217		21			196
Discounts		(216)		(220)			4

Total		$5,447		$3,344			$2,103

	Six Months Ended June 30,
	2005		2004			Change
						% Chg.
	Jobs	Revenue	Jobs	Revenue	Jobs	In Jobs	Revenue
Job Type
Cementing	1,520	$4,120	1,185	$3,055	335	28%	$1,065
Acidizing	927	884	458	517	469	102%	367
Fracturing	581	4,467	303	2,263	278	92%	2,204
Other		414		33			381
Discounts		(368)		(329)			(39)

Total		$9,517		$5,539			$3,978

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
     Infinity incurred a net loss after taxes of $0.8 million, or $0.06 per diluted share, in the three months ended June 30, 2005 compared to a net loss after taxes of $1.1 million, or $0.12 per diluted share, in the prior year period. The decrease in net loss was the result of the items discussed below.

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
     Other Income (Expense)
     Other income and expense was a net expense of $1.6 million in the three months ended June 30, 2005 compared to a net expense of $0.7 million in the prior year period. The increase of $0.9 million was principally due to (i) a $0.1 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates, (ii) the write-off of $0.4 million of unamortized debt and loan issuance costs from debt retired during the three months ended June 30, 2005, and (iii) an impairment of approximately $0.4 million related to the sale of a note receivable, partially offset by a $0.1 million decrease in loan amortization costs resulting from loan costs written off in connection with debt retirement.

Results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004
     Net Loss
     Infinity incurred a net loss after taxes of $2.5 million, or $0.20 per diluted share, in the six months ended June 30, 2005 compared to a net loss after taxes of $2.9 million, or $0.31 per diluted share, in the prior year period. The increase in net loss was the result of the items discussed below.
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
     Other Income (Expense)
     Other income and expense was a net expense of $3.3 million in the six months ended June 30, 2005 compared to a net expense of $1.8 million in the prior year period. The increase of $1.5 million was principally due to (i) $1.1 million of additional early extinguishment of debt expense resulting from additional debt retired during the six months ended June 30, 2005, (ii) a $0.3 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates, and (iii) an impairment of approximately $0.4 million related to the sale of a note receivable, partially offset by a $0.4 million decrease in amortization costs resulting from loan costs written off in connection with debt retirement.
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

ITEM 4. CONTROLS AND PROCEDURES
     Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined as a company’s controls and other procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. At the time of the original filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, which is amended by this amendment, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for that purpose.
     In November 2005 in connection with reviewing the accounting for additional senior secured notes sold by the Company in September 2005, management concluded that during the period ended June 30, 2005 the Company erroneously expensed the debt discount resulting from a beneficial conversion feature associated with the Company’s senior secured notes issued in January 2005. Management also concluded that this error resulted from a material weakness related to the Company’s level of staffing at March 31, 2005.
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
     The following sets forth the votes cast for, against or withheld, as well as the number of abstentions, as to each of the proposals presented at the meeting:
Election of Directors:

Nominee	For	Withheld
Stanton E. Ross James A. Tuell Elliot M. Kaplan Robert O. Lorenz Leroy C. Richie	12,714,870 12,709,754 12,496,190 12,708,330 12,709,154	135,827 140,943 354,507 142,367 141,543
Reincorporation of Infinity, Inc. in the State of Delaware:

For	Against	Abstain
7,609,444	482,514	19,474
Establishment of a classified Board of Directors:

For	Against	Abstain
5,379,625	2,414,418	317,389
Approval of the Company’s 2005 Equity Incentive Plan:

For	Against	Abstain
6,796,210	979,860	335,362

Ratification of the selection of Ehrhardt Keefe Steiner & Hottman P.C., as Infinity’s independent registered public accounting firm:

For	Against	Abstain
12,776,755	52,547	21,395
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

Signature	Capacity	Date

/s/ James A. Tuell	President and Chief Executive Officer	November 10, 2005
James A. Tuell	(Principal Executive Officer)

/s/ Timothy A. Ficker	Vice President and Chief Financial	November 10, 2005
Timothy A. Ficker	Officer (Principal Financial and
Accounting Officer)

Exhibit Index

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at June 30, 2005 under the Senior Secured Notes Facility dated January 13, 2005