Form 10-Q
period 2005-09-30
INFINITY ENERGY RESOURCES, INC
filed 2005-11-14
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17204

INFINITY ENERGY RESOURCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3126427
(State of Incorporation)	(I.R.S. Employer Identification Number)
950 Seventeenth Street, Suite 800, Denver, Colorado 80202
(Address of Principal Executive Offices, Including Zip Code)
(720) 932-7800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 10, 2005, 13,501,988 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,736	$3,052
Accounts receivable, less allowance for doubtful accounts of $85 (2005 and 2004)	4,744	3,494
Note receivable	—	1,581
Inventories	524	286
Prepaid expenses and other	759	654

Total current assets	15,763	9,067

Property and equipment, at cost, net of accumulated depreciation	10,658	8,764

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization
Proved	47,470	28,792
Unproved	21,099	15,595

Intangible assets, at cost, net of accumulated amortization	2,474	1,497
Other assets, net	272	333

Total assets	$97,736	$64,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable and current portion of long-term debt	$457	$284
Accounts payable	2,558	4,001
Accrued liabilities	3,589	4,274
Accrued interest	888	223
Current portion of asset retirement obligations	279	—

Total current liabilities	7,771	8,782
Long-term liabilities:
Production taxes payable	323	469
Asset retirement obligations, less current portion	1,069	635
Long-term debt, less current portion	25,386	11,330
Subordinated convertible notes payable	—	14,010

Total liabilities	34,549	35,226

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 13,501,988 (2005) and 10,628,196 (2004) shares	1	1
Additional paid-in-capital	80,829	43,363
Accumulated deficit	(17,643)	(14,542)

Total stockholders’ equity	63,187	28,822

Total liabilities and stockholders’ equity	$97,736	$64,048

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Oilfield services	$5,899	$4,843	$15,416	$10,382
Oil and gas	2,906	1,763	6,554	4,836

Total revenue	8,805	6,606	21,970	15,218

Cost of revenue:
Oilfield services	3,029	2,359	7,548	5,636
Oil and gas production expenses	1,053	498	2,503	1,336
Oil and gas production taxes	284	207	653	558

Total cost of revenue	4,366	3,064	10,704	7,530

Gross profit	4,439	3,542	11,266	7,688

General and administrative expenses	1,496	1,352	4,132	4,178

Depreciation, depletion, amortization and accretion	2,184	1,161	5,567	3,523

Operating income (loss)	759	1,029	1,567	(13)

Other income (expense):
Financing costs:
Interest expense	(790)	(328)	(1,725)	(917)
Amortization of loan discount and costs	(489)	(397)	(1,195)	(1,467)
Early extinguishment of debt	—	(4)	(1,276)	(208)
Impairment of note receivable	—	—	(396)	—
Gain (loss) on sales of assets	2	2,787	(89)	2,748
Other	(119)	34	13	111

Total other income (expense)	(1,396)	2,092	(4,668)	267

Net income (loss) before income taxes	(637)	3,121	(3,101)	254

Income taxes	—	—	—	—

Net income (loss)	$(637)	$3,121	$(3,101)	$254

Net income (loss) per share:

Basic	$(0.05)	$0.33	$(0.24)	$0.03

Diluted	$(0.05)	$0.29	$(0.24)	$0.03

Weighted average shares outstanding:

Basic	13,453,246	9,399,290	12,745,252	9,330,546

Diluted	13,453,246	11,600,675	12,745,252	9,514,622

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss)	$(637)	$3,121	$(3,101)	$254

Reclassifications, net of tax expense	—	—	—	98

Comprehensive income (loss)	$(637)	$3,121	$(3,101)	$352

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2004	10,628,196	$1	$43,363	$(14,542)	$28,822

Issuance of common stock upon the exercise of options and warrants	857,556	—	4,707	—	4,707

Conversion of 8% subordinated convertible notes and accrued interest into common stock	517,296	—	2,524	—	2,524

Conversion of 7% subordinated convertible notes and accrued interest into common stock	1,498,940	—	11,656	—	11,656

Issuance of warrants to purchase 2,163,493 common shares	—	—	8,250	—	8,250

Beneficial conversion feature of senior secured notes	—	—	10,329	—	10,329

Net loss	—	—	—	(3,101)	(3,101)

Balance, September 30, 2005	13,501,988	$1	$80,829	$(17,643)	$63,187

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,101)	$254
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	5,567	3,523
Amortization of loan discount and costs	1,195	1,467
Non-cash early extinguishment of debt cost	1,052	208
Impairment of note receivable	396	—
(Gain) loss on sales of assets	89	(2,748)
Unrealized loss on derivative instruments	118	—
Change in operating assets and liabilities:
Increase in accounts receivable	(1,271)	(1,835)
(Increase) decrease in inventories	(238)	101
Increase in prepaid expenses and other	(105)	(81)
Decrease in accounts payable	(1,443)	(708)
Increase (decrease) in accrued liabilities	(272)	1,429

Net cash provided by operating activities	1,987	1,610

Cash flows from investing activities:
Capital expenditures — exploration and production	(26,256)	(5,832)
Capital expenditures — oilfield services	(2,960)	(632)
Acquisitions — exploration and production	—	(516)
Acquisitions — oilfield services, net of cash acquired	—	(1,188)
Proceeds from sale of fixed assets — exploration and production	133	156
Proceeds from sale of fixed assets — oilfield services	20	4,334
Increase in other assets	—	(93)
Proceeds from note receivable	1,204	12

Net cash used in investing activities	(27,859)	(3,759)

Cash flows from financing activities:
Proceeds from notes payable	434	295
Proceeds from borrowings on long-term debt	39,500	5,845
Proceeds from issuance of common stock	4,707	4,095
Debt and equity issuance costs	(2,540)	(30)
Repayment of notes payable	(255)	(486)
Repayment of long-term debt	(9,290)	(5,882)

Net cash provided by financing activities	32,556	3,837

Net increase in cash and cash equivalents	6,684	1,688

Cash and cash equivalents, beginning of period	3,052	727

Cash and cash equivalents, end of period	$9,736	$2,415

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(in thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$678	$270

Non-cash transactions:
Conversion of subordinated convertible notes and accrued interest to common stock	14,180	—
Issuance of warrants in conjunction with the issuance of debt — recorded as debt discount	8,250	—
Beneficial conversion feature recognized in conjunction with the issuance of debt — recorded as debt discount	10,329	—
Property and equipment acquired through seller financed debt, net	—	183
Issuance of common stock to partially repay related party debt	—	500
Issuance of 7% Convertible Subordinated Notes in lieu of cash interest payment	—	391
See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies
     Nature of Operations
     Effective September 9, 2005, Infinity, Inc. merged with and into its wholly-owned subsidiary Infinity Energy Resources, Inc., a Delaware corporation, for the purpose of changing its domicile from Colorado to Delaware. As a result of the merger, the legal domicile of Infinity, Inc. was changed to Delaware and its name was changed to Infinity Energy Resources, Inc. At the effective time of the merger, shares of Infinity, Inc. were converted into an equal number of shares of common stock of Infinity Energy Resources, Inc.
     Infinity Energy Resources, Inc. and its subsidiaries (collectively, “Infinity” or the “Company”) are engaged in the acquisition, exploration, development and production of natural gas and crude oil in the United States and the acquisition and exploration of oil and gas properties in Nicaragua. In addition, the Company provides oilfield services in the Mid-Continent region and in Northeast Wyoming.
   Basis of Presentation
     The unaudited consolidated financial statements include the accounts of Infinity Energy Resources, Inc. and its wholly-owned subsidiaries, which include Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”), Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”), Infinity Oil & Gas of Kansas, Inc. (“Infinity-Kansas”) and Consolidated Oil Well Services, Inc. (“Consolidated”). All significant intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period presentation to conform to the classifications used in the current period. These reclassifications did not have an impact on previously reported consolidated results of operations. The consolidated results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying unaudited consolidated financial statements should be read in conjunction with Infinity’s audited consolidated financial statements for the year ended December 31, 2004.
     The preparation of unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the unaudited consolidated financial statements include the estimated carrying value of unproved properties, the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, the estimated cost and timing related to asset retirement obligations, the estimated fair value of debt and warrants issued during the period and the realizability of deferred tax assets.
   Oil and Gas Properties
     The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals and dry holes) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. The Company capitalized overhead costs of $243,000 and $121,000 during the three months ended September 30, 2005 and 2004, respectively, and $613,000 and $297,000 during the nine months ended September 30, 2005 and 2004, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.
     Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to determine whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding periods of the properties, and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized.
     Under full cost accounting rules, the Company performs a ceiling test each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value (discounted at ten percent) of future net revenue from estimated production of proved oil and gas reserves using current prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties, if any; less (4) related income tax effects. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods.
     At September 30, 2005, the full cost ceiling limitation exceeded the carrying value of the Company’s oil and gas properties by approximately $9.7 million, based upon a natural gas price of approximately $11.87 per Mcf and an oil price of approximately $65.74 per barrel in effect at that date. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of a ceiling write-down of oil and gas properties in a future period.
     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	As of
	September 30,	December 31,
	2005	2004
	(in thousands)
Proved oil and gas properties	$64,330	$41,210
Unproved oil and gas properties	21,099	15,595

Total	85,429	56,805
Less accumulated depreciation, depletion, amortization and ceiling write-downs	(16,860)	(12,418)

Net capitalized costs	$68,569	$44,387

     Depletion of proved oil and gas properties is computed on the units-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over total estimated proved reserves. The costs of wells in progress and unevaluated properties, including any related capitalized interest, are not amortized.
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
Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. As of September 30, 2005 and December 31, 2004, the Company had recorded a full valuation allowance for its net deferred tax asset.

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
     During 2005, the Company entered into three costless collar arrangements to manage exposure to oil price volatility on a portion of its oil production. The following table sets forth the terms of the Company’s collar arrangements as of September 30, 2005:

Effective Dates	Bbls per Day	Floor Price	Ceiling Price
May 1, 2005 — December 31, 2005	50	$50.00	$65.70
January 1, 2006 — June 30, 2006	50	$50.00	$64.40
October 1, 2005 — December 31, 2006	50	$52.50	$74.00
     All of the Company’s collar arrangements have been designated as cash flow hedges. As of September 30, 2005, the Company had a derivative liability of approximately $118,000. During the three and nine months ended September 30, 2005, the Company recognized ineffectiveness of approximately $141,000 and $118,000, respectively, under its collar arrangements.
Note 3 — Stock Options
     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost is recognized for options granted to employees at a price equal to or greater than the fair market value of the common stock at the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss) as reported	$(637)	$3,121	$(3,101)	$254
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,913)	(175)	(3,122)	(1,703)

Pro forma net income (loss)	$(2,550)	$2,946	$(6,223)	$(1,449)

Net income (loss) per share as reported:
Basic	$(0.05)	$0.33	$(0.24)	$0.03

Diluted	$(0.05)	$0.29	$(0.24)	$0.03

Pro forma net income (loss) per share:
Basic	$(0.19)	$0.31	$(0.49)	$(0.16)

Diluted	$(0.19)	$0.28	$(0.49)	$(0.16)

     Options to purchase 520,000 shares of common stock were granted during the nine months ended September 30, 2005, at a weighted average strike price of $7.84 per share. The estimated fair value of the options granted in 2005 utilizing the Black-Scholes pricing model was based on weighted average risk-free interest rates ranging from 4.0% to 4.22%, expected option life of 10 years, expected volatility of between approximately 60% and 70%, and no expected dividends.

Note 4 — Long-Term Debt
     Long-term debt consists of the following:

	As of
	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Senior Secured Notes, net of discount of $16,198 at September 30, 2005	$23,302	$—
8% Subordinated Convertible Notes	—	2,493
7% Subordinated Convertible Notes	—	11,517
$25,000 Development Credit Facility with U.S. Bank	—	5,000
Various revolving credit and term loans with LaSalle Bank	—	3,582
Note payable to seller (for a 50% interest in an airplane)	2,203	2,326
Other	338	706

	25,843	25,624
Less current portion	(457)	(284)

Long-term debt	$25,386	$25,340

Senior Secured Notes Facility
On January 13, 2005, the Company entered into a securities purchase agreement (the “Senior Secured Notes Facility”) with affiliates of Promethean Asset Management, LLC and Angelo, Gordon & Co., L.P. (collectively, the “Buyers”), pursuant to which Infinity sold, and the Buyers purchased, $30 million aggregate principal amount of senior secured notes (the “Initial Notes”) due January 13, 2009 and five-year warrants to purchase 924,194 shares of the Company’s common stock at an exercise price of $9.09 per share and 732,046 shares of the Company’s common stock at an exercise price of $11.06 per share (collectively, the “Initial Warrants”). The Initial Notes have an initial maturity of 48 months subject to extension for an additional twelve months upon the mutual agreement of Infinity and the Buyers. Pursuant to the terms of the Senior Secured Notes Facility, on September 7, 2005, the Company sold, and the Buyers purchased, an additional $9.5 million aggregate principal amount of senior secured notes (the “Additional Notes” and together with the Initial Notes, the “Notes”) due March 7, 2009 and five-year warrants to purchase 283,051 shares of the Company’s common stock at an exercise price of $9.40 per share and 224,202 shares of the Company’s common stock at an exercise price of $11.44 per share (collectively, the “Additional Warrants” and together with the Initial Warrants, the “Warrants”). The Additional Notes have an initial maturity of 42 months (54 months if the maturity of the Initial Notes is extended). The Notes bear interest at 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (10.83% effective October 3, 2005).
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
     The Company allocated the proceeds from the sale of the Notes and Warrants based on their relative fair values. The $7,512,000 and $1,866,000 estimated fair values of the Initial Warrants and Additional Warrants, respectively, resulted in the allocation of $6,529,000 and $1,721,000, respectively, to additional paid-in capital and debt discount. The debt discount is being amortized over the initial maturities of the Notes utilizing the effective interest method.
     Pursuant to EITF 98-5 and EITF 00-27, generally accepted accounting principles require that the intrinsic value of the beneficial conversion feature (“BCF”), or difference between the initial value allocated to the Notes and the market value of the common stock required to retire the entire indebtedness assuming the Company repays the Notes entirely through the issuance of common shares, be recorded as additional paid-in capital and debt discount. As such, the $8,108,000 BCF associated with the Initial Notes and the $2,221,000 BCF associated with the Additional Notes has been recorded as debt discount and is being amortized over the initial maturities of the Notes utilizing the effective interest method.

     Under certain circumstances at quarterly intervals and over a three year period, Infinity has the option to sell additional Notes, along with additional Warrants, in amounts up to $15 million in any rolling twelve-month period, up to an additional $35.5 million. The additional Notes would have an initial maturity of 42 months (54 months if the maturity of the Initial Notes is extended). The issuance of additional Notes is subject to Infinity’s satisfaction of various closing conditions. The ability to issue additional Notes or the requirement to prepay Notes prior to maturity will depend upon a maximum Notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of the Company’s proved reserves. The maximum Notes balance at September 30, 2005 exceeded the Notes outstanding on that date.
Note Payable to Seller
     In connection with the acquisition of a 50% interest in an aircraft, the Company entered into a note payable with the seller. As of September 30, 2005, the interest rate on the note payable was 7.5% and is payable on a quarterly basis. The Company is required to make annual principal payments equal to 5% of the then outstanding principal until the note payable is paid in full. The seller can call the note if the seller’s bank calls the seller’s note for the original purchase of the airplane. The note is collateralized by the Company’s 50% interest in the airplane, which had a net book value of $2.1 million at September 30, 2005.
8% Convertible Subordinated Notes
     Effective June 13, 2001, the Company sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement. Interest on the notes accrued at a rate of 8% per annum. The notes were convertible into one share of common stock at $5 per share and were scheduled to mature on June 13, 2006. The Company incurred costs of $502,000 associated with the placement, which were capitalized as loan costs. The Company also issued warrants to purchase 220,000 shares of the Company’s common stock at $5.99. The Company capitalized additional loan costs of $925,000 related to the fair value of the warrants.
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
7% Convertible Subordinated Notes
     Effective April 22, 2002, the Company sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement. Interest on the notes accrued at a rate of 7% per annum. The notes were convertible into one share of common stock at $8.625 per share and were scheduled to mature on April 22, 2007. The Company incurred costs of $866,000 associated with the placement, which were capitalized as loan costs. The Company also issued warrants to purchase 200,000 shares of the Company’s common stock at $9.058. The Company capitalized additional loan costs of $1,386,044 related to the fair value of the warrants.
     On February 25, 2005, the Company called for redemption all of the remaining 7% Subordinated Convertible Notes outstanding on April 22, 2005 at a redemption price of 102.8% plus accrued and unpaid interest. During the three months ended March 31, 2005, the holders of $5,951,000 of 7% Subordinated Convertible Notes at December 31, 2004 converted the debt and accrued interest into 783,779 shares of the Company’s common stock. In April 2005, the holders of $5,528,000 of 7% Subordinated Convertible Notes converted the debt and accrued interest into 715,161 shares of the Company’s common stock, and the remaining balance of $38,000 plus accrued interest was paid in full on April 22, 2005. The unamortized loan costs of $753,000 were expensed as early extinguishment of debt.
$25,000,000 Development Credit Facility
     In September 2003, the Company established a Secured Revolving Borrowing Base Credit Facility (the “Facility”) with a bank. Interest on the amounts outstanding accrued at prime rate plus 1.0%. The Company incurred $110,000 in loan costs and approximately $57,000 in legal costs to establish the Facility. These costs were capitalized as loan costs. The Facility was repaid in full with proceeds from the Senior Secured Notes Facility discussed above and terminated on January 13, 2005.

Revolving Credit and Term Loans
     Effective July 9, 2004, Consolidated borrowed $5,400,000 under an amended credit facility with LaSalle Bank. Amounts outstanding accrued interest at the prime rate plus 1.25% per annum. The credit facility was repaid in full with proceeds from the Senior Secured Notes Facility discussed above and terminated on January 13, 2005.
Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs (including amortization of loan discount and costs) capitalized were $892,000 and $310,000 in the three months ended September 30, 2005 and 2004, respectively, and $2,725,000 and $832,000 in the nine months ended September 30, 2005 and 2004, respectively.
Note 5 — Fair Value of Financial Instruments
     The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued liabilities represents the fair value of the accounts due to their short-term nature. Long-term debt at September 30, 2005, with a carrying value of approximately $25.4 million, is estimated to have a fair value between $36.5 million and $38.5 million. See Note 4 for the terms of the long-term debt obligations.
Note 6 — Earnings Per Share
     Basic earnings per share is computed by dividing net earnings from continuing operations attributable to common stock by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options, warrants and convertible notes. The following sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,
	2005			2004
			Per			Per
	Net		Share	Net		Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS:
Net income (loss) and share amounts	$(637)	13,453,246	$(0.05)	$3,121	9,399,290	$0.33

Dilutive Securities:
8% Convertible Notes	—	—		52	541,654
7% Convertible Notes	—	—		203	1,434,858
Stock Options and Warrants	—	—		—	224,873

Diluted EPS:
Net income (loss) and share amounts	$(637)	13,453,246	$(0.05)	$3,376	11,600,675	$0.29

	For the Nine Months Ended September 30,
	2005			2004
			Per			Per
	Net		Share	Net		Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS:
Net income (loss) and share amounts	$(3,101)	12,745,252	$(0.24)	$254	9,330,546	$0.03

Dilutive Securities:
8% Convertible Notes	—	—		—	—
7% Convertible Notes	—	—		—	—
Stock Options and Warrants	—	—		—	184,076

Diluted EPS:
Net income (loss) and share amounts	$(3,101)	12,745,252	$(0.24)	$254	9,514,622	$0.03

     For the three and nine months ended September 30, 2005, all common share equivalents were anti-dilutive. Therefore, the computation of diluted EPS for the three and nine months ended September 30, 2005 did not include the impact of 4,678,000 common share equivalents outstanding as of September 30, 2005 because to do so would have been anti-dilutive. The computation of diluted EPS for the three and nine months ended September 30, 2004 did not include the impact of 3,788,000 common stock equivalents outstanding as of September 30, 2004 because to do so would have been anti-dilutive. The number of common share equivalents excluded from the diluted loss per share calculations does not include any shares that may be issued in the future should the Company elect to repay Notes outstanding under the Senior Secured Notes Facility with direct issuances of shares of registered common stock in lieu of cash. See Note 4 for the terms of the Notes.
Note 7 — Asset Retirement Obligations
     The Company records estimated future asset retirement obligations pursuant to the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement obligation is required to be accreted each period to present value. Capitalized costs are depleted as a component of the full cost pool using the units of production method. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. The following table summarizes the activity for the Company’s asset retirement obligations for the nine months ended September 30, 2005 and 2004:

	For the Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
Asset retirement obligations at beginning of period	$635	$521
Accretion expense	43	15
Liabilities incurred	30	19
Liabilities settled	(199)	—
Revisions of estimates	839	—

Asset retirement obligations at end of period	1,348	555
Less: current portion of asset retirement obligations	(279)	(—)

Asset retirement obligations, less current portion	$1,069	$555

Note 8 — Sale of Note Receivable
     Effective May 1, 2002, Infinity-Kansas sold its interest in oil and gas properties in Eastern Kansas to West Central Oil, LLC (“West Central”) for $180,000 cash and a $1,620,000 note receivable, secured by the oil and gas leases and real estate sold in the transaction. West Central failed to repay the $1,576,000 principal owed on the note as scheduled on May 1, 2005. In July 2005, the Company sold its interest in the note receivable to a bank for $1.2 million. As such, the Company impaired the value of the note receivable and recognized a loss of $376,000 during the second quarter of 2005. In addition, the Company wrote off $20,000 of interest receivable recorded as of December 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Effective September 9, 2005, Infinity, Inc. merged with and into its wholly-owned subsidiary Infinity Energy Resources, Inc., a Delaware corporation, for the purpose of changing its domicile from Colorado to Delaware. As a result of the merger, the legal domicile of Infinity, Inc. was changed to Delaware and its name was changed to Infinity Energy Resources, Inc. At the effective time of the merger, shares of Infinity, Inc. were converted into an equal number of shares of common stock of Infinity Energy Resources, Inc. The reincorporation did not result in any change in headquarters, business, jobs, location of any facilities, number of employees, assets, liabilities, or net worth. Management, including all directors and officers, remain the same as prior to the reincorporation.
     The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Quarterly Report on Form 10-Q. Infinity follows the full-cost method of accounting for oil and gas properties. See “Nature of Operations and Basis of Presentation,” included in Note 1 to the Unaudited Consolidated Financial Statements. Infinity and its operating subsidiaries (Infinity Oil and Gas of Texas, Inc., Infinity Oil & Gas of Wyoming, Inc., and Consolidated Oil Well Services, Inc.) are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage, oil and gas production, and providing oilfield services. Infinity’s primary focuses are on: (i) the acquisition, exploration and development of and production from its properties in the Fort Worth Basin of North central Texas and Greater Green River, Sand Wash and Piceance Basins of Southwest Wyoming and Northwest Colorado; and (ii) providing oilfield services in the Mid-Continent region and the Powder River Basin of Northeast Wyoming. Infinity has also been awarded a 1.4 million acre concession offshore Nicaragua in the Caribbean Sea which it intends to explore over the next few years subject to consummation of the long-term development and production contract governing such activity.
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statement. Forward-looking statements include, among other items:
•	potential expansion of the oilfield services business through acquisitions;

•	expected capital expenditures and cash flow for the fourth quarter of 2005;

•	plans to raise external financing to finance a portion of 2005 activities;

•	increased activity in the oilfield services business;

•	planned increases in acreage position;

•	Infinity’s business strategy and anticipated trends in Infinity’s business and its future results of operations;

•	the ability of Infinity to make and integrate acquisitions and the completion of the negotiation and acquisition of offshore licenses in Nicaragua;

•	planned exploration, drilling and completion activities;

•	the costs and results of dewatering operations, including drilling water disposal wells;

•	demand for oilfield services;

•	the availability of financing on acceptable terms;

•	the impact of governmental regulation; and

•	the timing of engineering and environmental impact studies and permitting.
     Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following (and the risks described under “Risk Factors” in our Annual Report on Form 10-K):
•	fluctuations in oil and natural gas prices and production;

•	availability of drilling rigs, completion services and other support equipment;

•	incorrect estimations of required capital expenditures;

•	uncertainties inherent in estimating quantities of oil and gas reserves and projecting future rates of production and timing thereof;

•	delays or difficulties in exploration, exploitation and development activities;

•	increases in the cost of oil and gas drilling, completion and production and in materials, fuel and labor costs;

•	the availability, conditions and timing of required government approvals and third party financing, including failure to satisfy the maximum notes balance requirements under the senior secured notes facility;

•	a decline in demand for Infinity’s oil and gas production or oilfield services;

•	delays in environmental and permitting factors; and

•	changes in general economic conditions.
Overview of Exploration and Production Activity
     Infinity, through Infinity-Texas, continued to expand its exploration and production operations in the Fort Worth Basin of Texas during the nine months ended September 30, 2005. Meanwhile, Infinity-Wyoming continues to develop the various projects in the Rocky Mountains, but continues to be hampered by weather, governmental and environmental restrictions and regulations, as well as various operational issues at the Labarge, Pipeline and Sand Wash Fields. During the nine months ended September 30, 2005, Infinity-Texas and Infinity-Wyoming:
•	Commenced production from the Fort Worth Basin in North central Texas and the Sand Wash Basin in Northwest Colorado;

•	Made capital additions of approximately $28.8 million, including $8.4 million of leasehold additions (primarily in Texas);

•	Achieved a 31% increase in proved oil and gas reserve quantities to 12,068 MMcfe, including extensions and discoveries of 5,156 MMcfe; and

•	Achieved a 134% increase to $55.5 million in the standardized measure of discounted future net cash flow from proved oil and gas properties.
     Infinity plans to continue to explore, exploit and develop its Fort Worth Basin acreage and its Rocky Mountain projects and prospects. Infinity expects its Rocky Mountain projects to proceed more slowly, due in part to governmental and environmental restrictions and regulations. Infinity raised incremental debt and equity capital to fund its exploration and production operations from the net proceeds of the Senior Secured Notes Facility and from the proceeds of option and warrant exercises during the first nine months of 2005. In addition to expected increases in cash flows from operating activities, Infinity will require external financing during the fourth quarter of 2005 and beyond to fund its exploration and production operations, although the type, timing, cost and amounts of such financing, if any, will depend upon general energy and capital markets conditions and the success of Infinity’s operations.
     The following table provides statistical information for the three and nine months ended September 30, 2005 and 2004 (due to rounding and the inclusion of other operating expenses the sum of the individual amounts presented may not equal the totals):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30
	2005	2004	2005	2004
Production:
Natural gas (MMcf)	249.3	265.5	680.2	735.4
Crude oil (thousands of barrels)	19.1	8.5	47.7	26.1

Total (MMcfe)	364.1	316.7	966.6	891.7

Financial Data (thousands of dollars):
Total revenue	$2,906	$1,763	$6,554	$4,836
Production expenses	1,053	498	2,503	1,336
Production taxes	284	207	653	558

Financial Data per Unit ($ per Mcfe):
Total revenue	$7.98	$5.57	$6.78	$5.42
Production expenses	2.89	1.57	2.59	1.50
Production taxes	0.78	0.65	0.68	0.63
     Under full cost accounting rules, Infinity reviews, on a quarterly basis, the carrying value of its oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future revenue at the prices in effect as of the end of each fiscal quarter, and a write-down for accounting purposes is required if the ceiling is exceeded. At September 30, 2005, the full cost ceiling limitation exceeded the carrying value of the Company’s oil and gas properties by approximately $9.7 million based upon a natural gas price of approximately $11.87 per Mcf and an oil price of approximately $65.74 per barrel in effect at that date. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of a ceiling write-down of oil and gas properties in a future period.
Overview of Oilfield Service Operations
     Consolidated continued to develop its business as the largest oilfield service provider in Eastern Kansas and Northeast Oklahoma. The continued strong price of natural gas and crude oil and the focus on development of the coal bed methane potential of the Cherokee basin in Eastern Kansas and Northeast Oklahoma and the Powder River Basin in Northeastern Wyoming contributed to an overall increase in activity for Consolidated. During the nine months ended September 30, 2005, Consolidated achieved several operational milestones:
•	record third quarter and nine month revenue of $5.9 million and $15.4 million, respectively;

•	subsidiary level gross profit of approximately $7.9 million; and

•	subsidiary level income before taxes of approximately $4.5 million.
     Consolidated has expanded its pressure pumping fleet through the fabrication and construction of additional equipment. Consolidated is also seeking opportunities, through acquisitions or mergers, to expand its service area or enhance the services it provides to its customers.
     The following tables detail the increase in gross revenue, before discounts, for the periods shown, based on the number and type of core service jobs performed:
Oilfield Service Statistics
($ in thousands)

	Three Months Ended September 30,
	2005		2004		Change
						% Chg.
	Jobs	Revenue	Jobs	Revenue	Jobs	In Jobs	Revenue
Job Type
Cementing	983	$2,958	1,084	$2,812	(101)	(9.3%)	$146
Acidizing	487	513	447	461	40	8.9%	52
Fracturing	338	2,406	228	1,809	110	48.2%	597
Other		220		32			188
Discounts		(198)		(271)			73

Total		$5,899		$4,843			$1,056

	Nine Months Ended September 30,
	2005		2004		Change
						% Chg.
	Jobs	Revenue	Jobs	Revenue	Jobs	In Jobs	Revenue
Job Type
Cementing	2,503	$7,078	2,269	$5,867	234	10.3%	$1,211
Acidizing	1,414	1,396	905	978	509	56.2%	418
Fracturing	919	6,875	531	4,073	388	73.1%	2,802
Other		632		64			568
Discounts		(565)		(600)			35

Total		$15,416		$10,382			$5,034

2005 Operational and Financial Objectives
Exploration and Production
     Infinity-Wyoming plans to focus on increasing production through development and exploration. Infinity-Wyoming anticipates remaining 2005 capital expenditures will be approximately $6 million to drill up to 6 wells, conduct additional geological and geophysical analysis, and increase its acreage positions.
     Infinity-Texas plans to focus on increasing its acreage position and production in the Fort Worth Basin of central Texas. Infinity-Texas anticipates its remaining 2005 capital expenditures will be between $6 million and $9 million to acquire additional acreage, and drill between 3 and 8 wells. Infinity-Texas plans to conduct additional geological and geophysical analysis on its acreage and anticipates drilling 18 to 20 wells during 2006.
     Infinity’s ability to complete these activities is dependent on a number of factors including, but not limited to:
•	The availability of the capital resources required to fund the activity;

•	The availability of third party contractors for drilling rigs and completion services (although the Company has had up to three rigs under contract and operating during the fourth quarter); and

•	The approval by regulatory agencies of applications for permits to drill in a timely manner.
Oilfield Services
     Consolidated expects to increase its oilfield service revenue during 2005 due to the increase in the number of wells being drilled and completed by property owners in its service areas. These acquisitions would be made in order to:
•	expand the services that are provided;

•	expand the area that is serviced; and

•	gain market share by providing services complementary to Consolidated’s existing services.
     Revenue from oilfield services are expected to be approximately $5.0 million during the fourth quarter of 2005. Management believes that if it is able to identify strategic acquisitions during the fourth quarter of 2005, it would expect to fund any such acquisitions, which could individually cost up to $15 million, through external financings, which may include the issuance of subordinated debt or equity securities. Excluding acquisitions and related capital expenditures, Consolidated also expects to have capital expenditures of less than $1 million related to equipment and facilities during the fourth quarter of 2005. These capital expenditures would be financed through cash flow from operations and cash on hand.
Corporate Activities
     Infinity continues to negotiate the final development and production agreement with the Instituto Nicaraguense de Energia for the Perlas and Tyra blocks offshore Nicaragua. Management is unable to predict when it will be able to complete the negotiations and execute the agreement. Upon execution, Infinity would be required to post a performance bond of less than $1 million for the initial work on the leases which will include an environmental study and the development of geological information developed from reprocessing and additional evaluation of existing 2-D seismic data to be acquired.
Results of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004
     Net Income (Loss)
     Infinity incurred a net loss after taxes of $0.6 million, or $0.05 per diluted share, in the three months ended September 30, 2005 compared to net income after taxes of $3.1 million, or $0.29 per diluted share, in the prior year period. The change between periods was the result of the items discussed below.

     Revenue
     Infinity achieved total revenue of $8.8 million in the three months ended September 30, 2005 compared to $6.6 million in the prior year period. The $2.2 million, or 33%, increase in revenue consisted of a $1.1 million increase in oilfield service revenue and a $1.1 million increase in oil and gas revenue. The increase in oilfield service revenue was principally attributable to an increase in the number of fracturing and acidizing jobs completed in the 2005 period compared to the 2004 period. The increase in oil and gas revenue was the result of improved price realizations for both oil and gas combined with higher oil sales volumes, partially offset by lower gas sales volumes. The increase in oil sales volumes was due primarily to successful developmental drilling in the Sand Wash Basin in Northwest Colorado. Declines in gas sales volumes from the Company’s Pipeline field were partially offset by new production from exploratory drilling results in the Fort Worth Basin.
     Cost of Revenue
     Infinity’s cost of revenue increased to $4.4 million for the three months ended September 30, 2005, from $3.1 million in the prior year period. Oilfield service costs increased to $3.0 million during the three months ended September 30, 2005, from $2.4 million in the prior year period. The increase was principally attributable to increased materials, maintenance, fuel and labor costs resulting largely from the increase in the number of jobs performed in the 2005 period compared to the 2004 period. Oil and gas production expenses increased to $1.1 million, or $2.89 per Mcfe, during the three months ended September 30, 2005, from $0.5 million, or $1.57 per Mcfe, in the prior year period. The increase in production expenses was attributable to costs incurred at the Company’s Sand Wash Basin property, which began producing in March 2005, and Fort Worth Basin properties, which began producing in the second quarter of 2005. Oil and gas production taxes for the three months ended September 30, 2005 and 2004 increased to $0.3 million from $0.2 million as a result of the increase in revenue discussed above.
     Gross Profit
     Infinity earned a gross profit of $4.4 million during the three months ended September 30, 2005, a $0.9 million or 25% increase from $3.5 million gross profit in the prior year period. Gross profit from oilfield services was $2.9 million, or 49% of revenue, during the three months ended September 30, 2005, compared to $2.5 million, or 51% of revenue, in the prior year period. The decrease in gross profit as a percentage of revenue was due principally to increases in costs not immediately passed on at historical margins. Gross profit from oil and gas operations for the three months ended September 30, 2005 and 2004 increased to $1.6 million from $1.1 million primarily as a result of increased revenue as discussed above.
     General and Administrative Expenses
     General and administrative expenses increased to $1.5 million for the three months ended September 30, 2005, from $1.4 million from the prior year period. The increase was largely due to an increase in salaries, partially offset by an increase in capitalized general and administrative expenses in the 2005 period as a result of increased drilling and acquisition activity.
     Depreciation, Depletion, Amortization and Accretion
     Infinity recognized additional depreciation, depletion, amortization and accretion (“DD&A”) expense of approximately $1.0 million during the three months ended September 30, 2005, an increase to approximately $2.2 million compared to DD&A expense of approximately $1.2 million for the prior year period. The increase in DD&A expense was due to an increase in finding costs associated with the Company’s exploration and development program, increased oil and gas production and increased investment in Consolidated’s fleet.
     Other Income (Expense)
     Other income and expense was a net expense of $1.4 million in the three months ended September 30, 2005 compared to a net income of $2.1 million in the prior year period. The change of $3.5 million was principally due to a $0.5 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates during the 2005 period, and gains on sales of assets of approximately $2.8 million recognized in the third quarter of 2004 primarily in connection with the sale of certain oilfield services assets in September 2004.

Results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004
     Net Income (Loss)
     Infinity incurred a net loss after taxes of $3.1 million, or $0.24 per diluted share, in the nine months ended September 30, 2005 compared to net income after taxes of $0.3 million, or $0.03 per diluted share, in the prior year period. The change between periods was the result of the items discussed below.
     Revenue
     Infinity achieved total revenue of $22.0 million in the nine months ended September 30, 2005 compared to $15.2 million in the prior year period. The $6.8 million, or 44%, increase in revenue consisted of a $5.1 million increase in oilfield service revenue and a $1.7 million increase in oil and gas revenue. The increase in oilfield service revenue was principally attributable to an increase in the number of fracturing, acidizing and cementing jobs completed in the 2005 period compared to the 2004 period. The increase in oil and gas revenue was the result of improved price realizations for both oil and gas combined with higher oil sales volumes, partially offset by lower gas sales volumes. The increase in oil sales volumes was due primarily to successful developmental drilling in the Sand Wash Basin in Northwest Colorado. Declines in gas sales volumes from the Company’s Pipeline field were partially offset by new production from exploratory drilling results in the Fort Worth Basin.
     Cost of Revenue
     Infinity’s cost of revenue increased to $10.7 million for the nine months ended September 30, 2005, from $7.5 million in the prior year period. Oilfield service costs increased to $7.5 million during the nine months ended September 30, 2005, from $5.6 million in the prior year period. The increase was principally attributable to increased materials, maintenance, fuel and labor costs resulting largely from the increase in the number of jobs performed in the 2005 period compared to the 2004 period. Oil and gas production expenses increased to $2.5 million, or $2.59 per Mcfe, during the nine months ended September 30, 2005, from $1.3 million, or $1.50 per Mcfe, in the prior year period. The increase in production expenses was attributable to costs incurred at the Company’s Sand Wash Basin property, which began producing in March 2005, and Fort Worth Basin properties, which began producing in the second quarter of 2005. Oil and gas production taxes for the nine months ended September 30, 2005 and 2004 increased to $0.7 million from $0.6 million as a result of the increase in revenue discussed above.
     Gross Profit
     Infinity earned a gross profit of $11.3 million during the nine months ended September 30, 2005, a $3.6 million, or 47%, increase from $7.7 million gross profit in the prior year period. Gross profit from oilfield services was $7.9 million, or 51% of revenue, during the nine months ended September 30, 2005, compared to $4.7 million, or 46% of revenue, in the prior year period. The improvement in gross profit as a percentage of revenue was due principally to increased utilization of personnel and equipment. Gross profit from oil and gas operations for the nine months ended September 30, 2005 and 2004 increased to $3.4 million from $2.9 million primarily as a result of increased revenue as discussed above.
     General and Administrative Expenses
     General and administrative expenses decreased slightly to $4.1 million for the nine months ended September 30, 2005, from $4.2 million from the prior year period. The decrease was largely due to an increase in capitalized general and administrative expenses in the 2005 period as a result of increased drilling and acquisition activity, partially offset by increased salaries.
     Depreciation, Depletion, Amortization and Accretion
     Infinity recognized additional DD&A expense of approximately $2.1 million during the nine months ended September 30, 2005, an increase to approximately $5.6 million compared to DD&A expense of approximately $3.5 million for the prior year period. The increase in DD&A expense was due to an increase in finding costs associated with the Company’s exploration and development program, increased oil and gas production and increased investment in Consolidated’s fleet.

     Other Income (Expense)
     Other income and expense was a net expense of $4.7 million in the nine months ended September 30, 2005 compared to a net income of $0.3 million in the prior year period. The change of $5.0 million was principally due to (i) a $0.8 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates during the 2005 period, (ii) $1.1 million of additional early extinguishment of debt expense resulting from additional debt retired during the nine months ended September 30, 2005, (iii) an impairment of approximately $0.4 million related to the sale of a note receivable in the 2005 period, and (iv) gains on sales of assets of approximately $2.7 million recognized in the third quarter of 2004 primarily in connection with the sale of certain oilfield services assets in September 2004, partially offset by a $0.3 million decrease in amortization costs resulting from loan costs written off in connection with debt retirement in the 2005 period.
Liquidity and Capital Resources
     Infinity’s primary sources of liquidity are cash provided by operations and debt and equity financing. Infinity’s primary needs for cash are for the operation, development, production, exploration and acquisition of oil and gas properties, for fulfillment of working capital obligations, and for the operation and development of the oilfield service business.
     As of September 30, 2005, the Company had working capital of $8.0 million, compared to working capital of $0.3 million at December 31, 2004. The $7.7 million increase in working capital is largely the result of cash provided by operations (prior to changes in working capital components) during the nine months ended September 30, 2005 of $5.2 million, and cash provided by financing activities of $32.6 million, partially offset by cash used in investing activities of $27.9 million.
     During the nine months ended September 30, 2005, cash provided by operating activities was $2.0 million, compared to $1.6 million in the prior year period. The increase in cash provided by operating activities of $0.4 million was primarily due to improved gross profit, partially offset by increased interest expense and cash expenses paid in connection with early extinguishment of debt.
     During the nine months ended September 30, 2005, Infinity used $27.9 million in investing activities, compared to $3.8 million used in the prior year period. The increase in cash used in investing activities of $24.1 million was primarily attributable to a $20.0 million increase in exploration and production capital expenditures related to the Company’s exploration and development program and a $2.3 million increase in oilfield services capital expenditures, partially offset by a decrease of $1.7 million in oilfield services and exploration and production acquisition costs and proceeds of $4.3 million related to the Company’s sale of certain oilfield service equipment in September 2004.
     During the nine months ended September 30, 2005, cash provided by financing activities was $32.5 million, compared to $3.8 million provided by financing activities during the prior year period. The increase in cash provided by financing activities of $28.7 million was principally due to the net cash proceeds provided by the sale of $39.5 million of Senior Secured Notes, discussed below, and a $0.7 million increase in proceeds from the exercise of options and warrants, partially offset by the payment of issuance costs and debt repayment of $12.1 million during the nine months ended September 30, 2005.
     Senior Secured Notes Facility
     On January 13, 2005, the Company entered into a securities purchase agreement (the “Senior Secured Notes Facility”) with affiliates of Promethean Asset Management, LLC and Angelo, Gordon & Co., L.P. (collectively, the “Buyers”), pursuant to which Infinity sold, and the Buyers purchased, $30 million aggregate principal amount of senior secured notes (the “Initial Notes”) due January 13, 2009 and five-year warrants to purchase 924,194 shares of the Company’s common stock at an exercise price of $9.09 per share and 732,046 shares of the Company’s common stock at an exercise price of $11.06 per share (collectively, the “Initial Warrants”). The Initial Notes have an initial maturity of 48 months subject to extension for an additional twelve months upon the mutual agreement of Infinity and the Buyers. Pursuant to the terms of the Senior Secured Notes Facility, on September 7, 2005, the Company sold, and the Buyers purchased, an additional $9.5 million aggregate principal amount of senior secured notes (the “Additional Notes” and together with the Initial Notes, the “Notes”) due March 7, 2009 and five-year warrants to purchase 283,051 shares of the Company’s common stock at an exercise price of $9.40 per share and 224,202 shares of the Company’s common stock at an exercise price of $11.44 per share (collectively, the “Additional Warrants” and together with the Initial Warrants, the “Warrants”). The Additional Notes have an initial maturity of 42 months (54 months if the maturity of the Initial Notes is extended). The Notes bear interest at 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (10.83% effective October 3, 2005).

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
     Under certain circumstances at quarterly intervals and over a three year period, commencing in the third quarter of 2005, Infinity has the option to sell additional Notes, along with warrants, in amounts up to $15 million in any rolling twelve-month period and up to an additional $35.5 million. The additional Notes would have an initial maturity of 42 months (54 months if the maturity of the Initial Notes is extended). The issuance of additional Notes is subject to Infinity’s satisfaction of various closing conditions. The ability to issue additional Notes or the requirement to prepay Notes prior to maturity will depend upon a maximum Notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of the Company’s proved reserves. The maximum Notes balance at September 30, 2005 exceeded the Notes outstanding on that date.
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
     As a result of the January 13, 2005 closing of the Senior Secured Notes Facility, the $3.6 million outstanding under the LaSalle Bank, N.A. facility at December 31, 2004, was repaid in full on January 13, 2005. Also as a result of the closing of the Senior Secured Notes Facility, the $5.0 million outstanding under the U.S. Bank National Association facility at December 31, 2004, was repaid in full on January 13, 2005.
Outlook for 2005
     Depending on the availability of capital resources, the availability of third party contractors for drilling and completion services, and satisfaction of regulatory activities, Infinity could incur capital expenditures in the range of $14 million to $17 million during the fourth quarter of 2005. Approximate capital expenditures by operating entity are anticipated to be between $6 million and $9 million by Infinity-Texas; $6 million by Infinity-Wyoming; $1 million by Consolidated and $1 million by Infinity Energy Resources, Inc. The Company could also make capital expenditures for acquisitions in excess of these amounts should appropriate opportunities arise.
     At quarterly intervals and over a three year period, commencing in the third quarter of 2005, Infinity has the option under the Senior Secured Notes Facility to sell additional notes, along with warrants, in amounts up to $15 million in any rolling twelve-month period. The ability to issue additional notes will depend upon a maximum notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of our proved reserves. The maximum Notes balance or Free Cash Flow Amount as of September 30, 2005 was approximately $62 million. Infinity sold $9.5 million of Notes in the 3 months ended September 30, 2005 and expects to sell $5.5 million of Notes in the three months ended December 31, 2005.
     Depending on the market price for crude oil and natural gas during 2005, stabilized production levels from wells placed on line during the nine months ended September 30, 2005, and continued demand for and acceptance of oilfield service operations in the geographic areas served by Consolidated, Infinity would expect to generate cash flow from operating activities during the fourth quarter of 2005 similar to amounts generated in the three months ended September 30, 2005.
     In summary, Infinity believes that it will have at least $14 million available to it in the fourth quarter of 2005 from working capital at September 30, 2005 (approximately $8.0 million), external financing, including the planned sale of additional Notes under the Senior Secured Notes Facility ($5.5 million) and cash from operating activities, to fund its planned capital expenditures of between $14 million and $17 million during the fourth quarter of 2005.
     Should Infinity identify acquisition opportunities, or if it wishes to accelerate the exploration and development of its oil and gas properties beyond that currently anticipated, or if cash flow from operating activities is not at levels anticipated, or if Infinity is unable to sell additional Notes and Warrants under the Senior Secured Notes Facility, Infinity may seek the forward sale of oil and gas production, partnerships or strategic alliances for the development of its undeveloped acreage, the public or private offering of common or preferred equity or subordinated debt, asset sales, or other joint interest or joint venture opportunities to fund any cash shortfalls, or Infinity would decrease the level of its planned capital expenditures. Infinity will require external financing in 2006 to fund its continued drilling and exploration activities.
Critical Accounting Policies and Estimates
     Infinity’s Annual Report on Form 10-K for the year ended December 31, 2004, described the accounting policies that we believe are critical to the reporting of our financial position and results of operations and that require management’s most difficult, subjective or complex judgments. The most significant judgments and estimates used in the preparation of our consolidated financial statements are:
•	Remaining proved oil and gas reserves (reserve estimates),

•	Timing of our future drilling activities,

•	Accruals of operating costs, capital expenditures in progress, and revenue,

•	Estimated useful life of equipment utilized in the oilfield service business,

•	Estimated timing and cost related to asset retirement obligations,

•	Estimated realizability of deferred tax assets,

•	Estimated fair value of debt and warrants issued during the period.
Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) is effective for public companies for annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and is effective for the first annual period beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures, previously permitted under SFAS No. 123, no longer will be an alternative to financial statement recognition. SFAS No. 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce the Company’s future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future.
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
     In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. In April 2005, the SEC approved a rule that delayed the effective date of SFAS No. 123(R) for public companies. As a result, SFAS No. 123(R) will be effective for Infinity on January 1, 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Commodity Risk
     Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity’s crude oil and natural gas production. Historically, prices received for oil and gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Excluding sales under a fixed price contract which averaged $4.65 per Mcf, gas price realizations ranged from a low of $5.81 to a high of $10.76 per Mcf during the nine months ended September 30, 2005. Oil price realizations ranged from a low of $43.12 per barrel to a high of $65.02 per barrel during that period.
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
     Sales under these fixed price contracts are accounted for as normal sales agreements under the exemption in SFAS No. 133. For the three and nine months ended September 30, 2005, the effect of Infinity-Wyoming selling a portion of its gas production under a fixed price contract, compared to if it had sold the gas on the spot market, was a decrease in revenue of approximately $0.4 million and $0.8 million, respectively. The effect on the three and nine months ended September 30, 2004, was a decrease in revenue of approximately $0.1 million and $0.2 million, respectively.
     During 2005, Infinity-Wyoming entered into three costless collar arrangements to manage exposure to oil price volatility on a portion of its oil production. The following table sets forth the terms of the Company’s collar arrangements as of September 30, 2005:

Effective Dates	Bbls per Day	Floor Price	Ceiling Price
May 1, 2005 — December 31, 2005	50	$50.00	$65.70
January 1, 2006 — June 30, 2006	50	$50.00	$64.40
October 1, 2005 — December 31, 2006	50	$52.50	$74.00
     All of Infinity-Wyoming’s collar arrangements have been designated as cash flow hedges.
     The Securities Purchase Agreement dated as of January 13, 2005 by and among Infinity and the Buyers of the Notes includes a covenant that at each date that is the end of a quarterly or annual period covered by a quarterly report on Form 10-Q or annual report on Form 10-K (a “Determination Date”), at least 20% of the Company’s estimate of its oil and gas production for the twelve-month period commencing immediately after such Determination Date shall be protected from price fluctuations using derivatives, fixed price agreements and/or volumetric production payments. It is the opinion of management that the Company was in compliance with this hedging requirement at September 30, 2005.
     Interest Rate Risk
     Infinity’s exposure to changes in interest rates results from our $39.5 million in floating rate debt. The result of a 10% fluctuation in the 3 month LIBOR would impact our interest expense, before capitalization, by approximately $0.2 million per year.

ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the Company’s third quarter of 2005, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the third quarter of 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Although the evaluation did not detect any material weaknesses in the Company’s system of internal accounting controls over financial reporting at September 30, 2005, management has identified certain deficiencies in its reconciliation procedures, and inherent limitations in its electronic data processing software and a material weakness related to the level of staffing at March 31, 2005. The Company has added additional accounting staff during the first and second quarters of 2005 to address these deficiencies and remediate this material weakness. The Company will also assess the viability of replacing or enhancing its electronic data processing software in 2006.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are currently no pending material legal proceedings to which we are a party.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
     There were no unregistered sales of equity securities during the third quarter of 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There were no defaults upon senior securities during the third quarter of 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of the Company’s stockholders during the third quarter of 2005. However, on November 7, 2005, Infinity held a special meeting of stockholders (the “Special Meeting”) at its office in Denver, Colorado. The matter voted upon at the Special Meeting was set forth in Infinity’s Proxy Statement dated October 11, 2005. The proposal submitted to a vote of stockholders sought approval to issue shares of common stock upon conversion of Infinity’s senior secured notes, if any, and upon the exercise of Infinity’s warrants issued in connection with the issuance of the senior secured notes, to the extent that the issuance of common stock would require stockholder approval under the NASDAQ Marketplace Rules.
     The following table sets forth the votes cast for or against the proposal presented at the Special Meeting, as well as the number of abstentions:

For	Against	Abstain
6,903,033	252,543	46,477
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (a) Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at September 30, 2005 under the Senior Secured Notes Facility dated January 13, 2005

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ James A. Tuell	President and Chief Executive Officer	November 10, 2005
James A. Tuell	(Principal Executive Officer)

/s/ Timothy A. Ficker	Vice President and Chief Financial	November 10, 2005
Timothy A. Ficker	Officer (Principal Financial and
Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at September 30, 2005 under the Senior Secured Notes Facility dated January 13, 2005