Form 10-Q/A
period 2005-03-31
INFINITY ENERGY RESOURCES, INC
filed 2006-03-08
CIK 822746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY PARAGRAPH
This Form 10-Q/A for the quarterly period ended March 31, 2005 is being filed for the purpose of restating Infinity, Inc.’s consolidated financial statements as of and for the three months ended March 31, 2005. In connection with the issuance of its senior secured notes (the “Notes”) in January 2005, Infinity recorded a beneficial conversion feature associated with the fixed percentage conversion option in the Notes. However, the conversion option in the Notes is an embedded derivative which should be accounted for as a derivative. In addition, as a result of certain terms of the Notes and the detachable warrants issued with the Notes (the “Warrants”), the Warrants do not qualify as equity instruments, and, therefore, should also be accounted for as derivatives. Further, as a result of the issuance of the Notes in January 2005, the Company was no longer able to conclude that it has sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants after considering the commitment to potentially issue common stock under terms of the Notes. As such, effective with the issuance of the Notes on January 13, 2005, the fair value of all non-employee options and warrants should have been reclassified out of stockholders’ equity and accounted for as derivatives. Conforming changes have been made to the notes to the unaudited consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the accompanying Form 10-Q/A. See Note 2 in the notes to the unaudited consolidated financial statements for further information relating to this restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q.

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	Mar. 31, 2005	Dec. 31, 2004
	(As Restated)
	(See Note 2)
ASSETS
Current assets
Cash and cash equivalents	$12,477	$3,052
Accounts receivable, less allowance for doubtful accounts of $85 (2005 and 2004)	3,422	3,494
Note receivable	—	1,581
Inventories	425	286
Prepaid expenses and other	389	654

Total current assets	16,713	9,067
Property and equipment, at cost, less accumulated depreciation	9,584	8,764
Oil and gas properties, using full cost accounting net of accumulated depreciation, depletion, amortization
Subject to amortization	32,107	28,792
Not subject to amortization	25,463	15,595
Intangible assets, at cost, less accumulated amortization	2,722	1,497
Note receivable	1,577	—
Other assets, net	333	333

Total assets	$88,499	$64,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Note payable and current portion of long-term debt	$159	$284
Accounts payable	4,061	4,001
Accrued expenses	5,491	4,497

Total current liabilities	9,711	8,782
Long-term liabilities
Production taxes payable	342	469
Asset retirement obligations	660	635
Derivative liabilities	17,718	—
Long-term debt, less current portion	26,468	11,330
8% subordinated convertible notes payable	—	2,493
7% subordinated convertible notes payable	5,566	11,517

Total liabilities	60,465	35,226

Commitments and contingencies
Stockholders’ equity
Common stock, par value $.0001, authorized 300,000,000 shares, issued and outstanding 12,532,927 (2005) and 10,628,196 (2004) shares	1	1
Additional paid-in-capital	52,038	43,363
Accumulated deficit	(24,005)	(14,542)

Total stockholders’ equity	28,034	28,822

Total liabilities and stockholders’ equity	$88,499	$64,048

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2005	2004
	(As Restated)
	(See Note 2)
Revenue
Oilfield service operations	$4,070	$2,195
Exploration and production	1,445	1,371

Total revenue	5,515	3,566
Cost of revenue
Oilfield service operations	2,004	1,420
Oil and gas production expenses	439	363
Oil and gas production taxes	169	156

Total cost of revenue	2,612	1,939

Gross profit	2,903	1,627
General and administrative expenses	1,280	1,262
Depreciation, depletion, amortization and accretion	1,586	1,047

Operating income (loss)	37	(682)

Other income (expense)
Interest and other income	78	39
Amortization of loan discount and costs	(243)	(639)
Early extinguishment of debt	(904)	(204)
Interest expense	(517)	(279)
Changes in derivative fair value	(7,913)	—
Loss on sales of other assets	(1)	—

Total other income (expense)	(9,500)	(1,083)

Net loss before income taxes	(9,463)	(1,765)
Income tax benefit	—	—

Net loss	$(9,463)	$(1,765)

Basic and diluted net loss per share	$(0.81)	$(0.19)

Weighted average basic and diluted shares outstanding	11,619	9,196
See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	For the Three Months
	Ended March 31,
	2005	2004
	(As Restated)
	(See Note 2)
Net loss	$(9,463)	$(1,765)
Reclassifications, net of tax expense	—	98

Comprehensive loss	$(9,463)	$(1,667)

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2004	10,628,196	$1	$43,363	$(14,542)	$28,822
Reclassification of non-employee warrants to derivative liabilities*			(6,090)		(6,090)
Reclassification of non-employee warrants from derivative liabilities in connection with exercise*			2,174		2,174
Issuance of common stock upon the exercise of options and warrants	603,656	—	3,979	—	3,979
Conversion of 8% subordinated convertible notes and accrued interest into common stock	517,296	—	2,524	—	2,524
Conversion of 7% subordinated convertible notes and accrued interest into common stock	783,779	—	6,095	—	6,095
Costs from previous equity placement financing	—	—	(7)	—	(7)
Net loss*	—	—	—	(9,463)	(9,463)

Balance, March 31, 2005 *	12,532,927	$1	$52,038	$(24,005)	$28,034

*	As Restated. See Note 2.
See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months
	Ended March 31,
	2005	2004
	(As Restated)
	(See Note 2)
Cash flows from operating activities
Net loss	$(9,463)	$(1,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,586	1,047
Amortization of loan discount and costs	243	161
Expense related to early extinguishment of debt	681	682
Changes in fair value of derivative liabilities	7,913	—
Loss on sales of other assets	1	—
Change in assets and liabilities
(Increase) decrease in accounts receivable	72	(232)
Increase in inventories	(139)	(36)
(Increase) decrease in prepaid expenses and other	265	(96)
Increase (decrease) in accounts payable	60	(249)
Increase in accrued liabilities	728	731

Net cash provided by operating activities	1,947	243

Cash flows from investing activities
Capital expenditures — exploration and production	(14,064)	(1,997)
Capital expenditures — oilfield services	(1,080)	(103)
Proceeds from sale of fixed assets — exploration and production	133	—
Proceeds from sale of fixed assets — oilfield services	1	2
Acquisitions — exploration and production, net of cash acquired	—	(516)
Payments on note receivable	4	4
Increase in other assets	—	(245)

Net cash used in investing activities	(15,006)	(2,855)

Cash flows from financing activities
Proceeds from notes payable	—	275
Proceeds from borrowings on long-term debt	30,000	390
Proceeds from issuance of common stock	3,979	4,060
Debt and equity issuance costs	(2,124)	(18)
Repayment of notes payable	(119)	—
Repayment of long-term debt	(9,252)	(1,647)

Net cash provided by financing activities	22,484	3,060

Net increase in cash and cash equivalents	9,425	448
Cash and cash equivalents, beginning of period	3,052	727

Cash and cash equivalents, end of period	$12,477	$1,175

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months
	Ended March 31,
	2005	2004
	(As Restated)
	(See Note 2)
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$—	$35
Non-cash transactions:
Non-cash costs capitalized in the full cost pool for oil and gas properties	175	176
Conversion of subordinated convertible notes and accrued interest to common stock	8,795	132
Issuance of warrants in conjunction with the issuance of debt — recorded as debt discount	5,632	—
Conversion option — recorded as debt discount	257	—
Issuance of common stock to partially repay related party debt	—	500
Issuance of 2,106 shares of common stock in cashless exercise of warrants during 2005	—	—
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
     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-down are as follows:

	As of
	March 31,	December 31,
	2005	2004
	(in thousands)
	(As Restated)
	(See Note 2)
Proved oil and gas properties	$45,774	$41,210
Unproved oil and gas properties	25,463	15,595

Total	71,237	56,805
Less accumulated depreciation, depletion, and amortization and ceiling write-downs	(13,667)	(12,418)

Net capitalized costs	$57,570	$44,387

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
Note 2 — Restatement
     As described further in Note 4, on January 13, 2005, the Company sold $30 million of senior secured notes (the “Notes”) in a private placement. In connection with the sale of the Notes, the Company recorded an $8.1 million debt discount resulting from a beneficial conversion feature associated with the Notes. However, the Notes contain an embedded derivative which should be accounted for as a derivative under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. In addition, as a result of certain terms of the Notes and the detachable warrants issued with the Notes (the “Warrants”), management determined that the Warrants do not qualify as equity instruments under the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock, and, therefore, should also be accounted for as derivatives under the provisions of SFAS No. 133.
     In addition, as a result of the issuance of the Notes in January 2005, under the provisions of EITF 00-19 the Company was no longer able to conclude that it has sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants after considering the commitment to potentially issue common stock under terms of the Notes if there should ever be an event of default. As such, effective with the issuance of the Notes on January 13, 2005, the fair value of all non-employee options and warrants should have been reclassified out of stockholders’ equity and accounted for as derivatives under the provisions of SFAS No. 133. Changes in the fair value of the non-employee options and warrants will be recorded through earnings, so long as they continue to not qualify for equity classification. Non-employee options and warrants that are ultimately settled in common stock will be remeasured prior to settlement then reclassified back to stockholders’ equity; however, any gains or losses previously recognized on those instruments will remain in earnings.
     As a result, the Company has restated the consolidated financial statements as of and for the three months ended March 31, 2005, to reverse the effects of the beneficial conversion feature originally recorded and record the effects of the derivatives discussed above. The following table presents the effect of the restatement on the consolidated statement of operations for the three months ended March 31, 2005 (in thousands, except per share amounts):

	As
	Previously
	Reported	Adjustment	As Restated
Amortization of loan discount and cost	$(356)	$113	$(243)

Change in derivative fair value	—	$(7,913)	$(7,913)

Net loss	$(1,663)	$(7,800)	$(9,463)

Basic and diluted net loss per share	$(0.14)	$(0.67)	$(0.81)

     The following table presents the effect of the restatement on the consolidated balance sheet as of March 31, 2005 (in thousands):

	As
	Previously
	Reported	Adjustment	As Restated
Oil and gas properties, unproved	$25,760	$(297)	$25,463

Total assets	$88,796	$(297)	$88,499

Derivative liabilities	$—	$17,718	$17,718

Long-term debt, less current portion	$18,130	$8,338	$26,468

Additional paid-in-capital	$70,591	$(18,553)	$52,038

Accumulated deficit	$(16,205)	$(7,800)	$(24,005)

Total stockholders’ equity	$54,387	$(26,353)	$28,034
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

	For the Three Months
	Ended March 31,
	2005	2004
	(in thousands)
	(As Restated)
	(See Note 2)
Net loss as reported	$(9,463)	$(1,765)
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards, net of tax	(1,096)	—

Pro forma net loss	$(10,559)	$(1,765)

Basic and diluted loss per share as reported	$(0.81)	$(0.19)
Basic and diluted loss per share-pro forma	$(0.91)	$(0.19)
     Options on 165,000 shares of common stock were granted during February 2005 at a strike price of $8.50 per share. The estimated fair value of the options granted utilizing the Black-Scholes pricing model was based on a weighted average risk-free interest rate of 4.0%, expected option life of 10 years, expected volatility of approximately 70%, and no expected dividends.

Note 4 — Long-Term Debt and Convertible Notes Payable
     Long-term debt consists of the following:

	As of
	March 31,	December 31,
	2005	2004
	(dollars in thousands)
	(As Restated)
	(See Note 2)
Senior secured notes (the “Notes”) due January 13, 2009, with interest calculated quarterly at 3-Month LIBOR plus 6.75% (9.87% as of April 1, 2005) due on a quarterly basis. The balance of $30,000 at March 31, 2005 is net of discount of $5,617	$24,383	$—
8% subordinated convertible notes payable, due June 13, 2006, which were called for redemption on February 28, 2005	—	2,493
7% subordinated convertible notes payable, due April 22, 2007, which have been called for redemption on April 22, 2005	5,566	11,517
$25,000 development credit facility with U.S. Bank, repaid in full and terminated on January 13, 2005	—	5,000
Note payable to seller (for a 50% interest in an airplane), with interest at 7.25% due on a quarterly basis. The Company is required to make annual principal payments equal to 5% of the current outstanding principal until paid in full. The seller can call the note if the bank calls its note for the original purchase of the airplane. The note is collateralized by the Company’s 50% interest in the airplane with a net book value of $2,138	2,203	2,326
Various revolving credit and term loans with LaSalle Bank with interest at prime plus 1.25%, repaid in full and terminated on January 13, 2005	—	3,582
Various other notes	41	706

	32,193	25,624
Less current portion	(159)	(284)

Long-term debt	$32,034	$25,340

Senior Secured Notes Facility
     On January 13, 2005, the Company entered into a securities purchase agreement (the “Senior Secured Notes Facility”) with affiliates of Promethean Asset Management, LLC and Angelo, Gordon & Co., L.P. (collectively, the “Buyers”), pursuant to which Infinity sold, and the Buyers purchased, $30 million aggregate principal amount of senior secured notes (the “Notes”) due January 13, 2009 and five-year warrants to purchase 924,194 shares of common stock at an exercise price of $9.09 per share and 732,046 shares of common stock at an exercise price of $11.06 per share (collectively, the “Warrants”). The Notes have an initial maturity of 48 months subject to extension for an additional twelve months upon the mutual agreement of Infinity and the Buyers. The Notes bear interest at 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (9.87% effective April 1, 2005). The Notes are secured by essentially all of the assets of Infinity and its subsidiaries and are guaranteed by each of Infinity’s active subsidiaries. The Notes are redeemable by Infinity for cash at any time during the first year at 105% of par value, declining by 1% per year thereafter (101% during any extended maturity period), together with any accrued and unpaid interest. Under certain circumstances, Infinity has the option to repay the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion (the “Conversion Option”).
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

     Under the provisions of SFAS No. 133 and EITF 00-19, Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock, the Conversion Option and the Warrants qualify as derivatives. As a result, effective with the issuance of the Notes, the Company bifurcated the Conversion Option from the Notes and accounted for it and the Warrants as derivatives (see Note 5). The initial fair values of the Conversion Option and the Warrants, which equaled $257,000 and $5,632,000, respectively, were recorded as debt discount. The debt discount is being amortized over the initial maturities of the Notes utilizing the effective interest method.
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
Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs (including amortization of loan discount and costs) capitalized in the three months ended March 31, 2005 and 2004 were $554,000 and $338,000, respectively.
Note 5 — Derivative Instruments and Hedging Activities
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
     Commodity Derivatives
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
     Other Derivatives
     As more fully discussed in Note 4 above, in January 2005, the Company issued Notes and Warrants. Under the provisions of SFAS No. 133 and EITF 00-19 the Company bifurcated the Conversion Option associated with the Notes and accounted for it and the Warrants as derivatives. The initial fair values of the Conversion Option and the Warrants, which totaled $257,000 and $5,632,000, respectively, were recorded as debt discount. Subsequent changes in the fair value of those derivatives have been recorded as Changes in derivative fair value in the accompanying Consolidated Statements of Operations. During the three months ended March 31, 2005, the Company recognized a charge to Changes in derivative fair value of $3,924,000 related to the change in fair value of the Conversion Option and Warrants.
     In addition, as a result of the issuance of the Notes in January 2005, under the provisions of EITF 00-19, the Company was no longer able to conclude that it has sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants (the “Non-employee Options and Warrants”) after considering the commitment to potentially issue common stock under terms of the Notes if ever there is an event of default. As such, effective with the issuance of the Notes on January 13, 2005, the Company reclassified the fair value of the Non-employee Options and Warrants out of stockholders’ equity on the accompanying Consolidated Balance Sheet and recognized them as a derivative liability of $6,090,000. Changes in the fair value of the Non-employee Options and Warrants will be recorded as Changes in derivative fair value in the accompanying Consolidated Statements of Operations so long as they continue to not qualify for equity classification. Non-employee Options and Warrants that are ultimately settled in common stock will be remeasured prior to settlement and then reclassified back to stockholders’ equity; however, any gains or losses previously recognized on those instruments will remain in earnings. During the first quarter of 2005, in connection with the exercise of 538,850 Non-employee Options and Warrants, the Company reclassified $2,174,000 back to stockholders’ equity. During the three months ended March 31, 2005, the Company recognized a charge to Changes in derivative fair value of $3,992,000 related to the change in the fair value of these instruments.
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
     The fair value of the Company’s non-current derivative liabilities, all of which relate to the Conversion Option, Warrants and Non-employee Options and Warrants, is estimated using various models and assumptions related to the term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or exercise, among other items.
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
     Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following (and the risks described under “Risk Factors“in our Annual Report on Form 10-K):
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
Overview of Oilfield Service Operations
     Consolidated continued to develop its business as the largest oilfield service provider in Eastern Kansas and Northeast Oklahoma. The continued strong price of natural gas and crude oil and the focus on development of the coal bed methane potential of the Cherokee basin in Eastern Kansas and Northeast Oklahoma contributed to an overall increase in activity for Consolidated. During the three months ended March 31, 2005, Consolidated achieved several operational milestones:
•	record first quarter revenue of $4.1 million;

•	subsidiary level earnings before interest, taxes, depreciation and amortization of approximately $1.3 million and

•	subsidiary level income before taxes of approximately $0.9 million.
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
Results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004
     Infinity incurred a net loss after taxes of $9.5 million, or $0.81 per diluted share, in the three months ended March 31, 2005 compared to a net loss after taxes of $1.8 million, or $0.19 per diluted share, in the prior year period. The increase in net loss was the result of the items discussed below.
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
     Other income and expense was a net expense of $9.5 million in the three months ended March 31, 2005 compared to $1.1 million in the prior year period. The $8.4 million increase was due to (i) a $0.2 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates, (ii) the increased write off of $0.7 million of unamortized debt and loan issuance costs from early extinguishment of indebtedness in the 2005 period, and (iii) a $7.9 million charge resulting from the increase in the fair value of derivative liabilities, partially offset by a $0.4 million decrease in loan amortization costs resulting from loan costs written off in connection with debt retirement in the 2005 period.

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
     During the three months ended March 31, 2005, cash provided by operating activities was $1.9 million, compared to $0.2 million in the prior year period. The increase in cash provided by operating activities of $1.7 million was primarily due to improved gross profit, partially offset by increased interest expense and cash expenses paid in connection with early extinguishment of debt.
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
Critical Accounting Policies and Estimates
     Infinity’s Annual Report on Form 10-K for the year ended December 31, 2004, described the accounting policies that we believe are critical to the reporting of our financial position and results of operations and that require management’s most difficult, subjective or complex judgments. Our most significant judgments and estimates used in the preparation of its consolidated financial statements are:
•	Remaining proved oil and gas reserves (reserve estimates),

•	Timing of our future drilling activities,

•	Accruals of operating costs, capital expenditures in progress, and revenue,

•	Estimated useful life of equipment utilized in the oilfield service business.

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
     As a result of the Company’s review in February 2006 of a presentation on “Embedded Conversion Options and Freestanding Warrants” given at the AICPA’s December 2005 33rd National Conference on Current SEC and PCAOB Developments, management concluded that the accounting for the Company’s Senior Secured Notes, related warrants and previously issued non-employee options and warrants should be corrected to account for certain derivative and embedded derivatives in those instruments. Management also concluded that this error resulted from a material weakness related to the Company’s level of staffing at March 31, 2005.
     As a result of this conclusion and subsequent re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have determined that the Company’s disclosure controls and procedures were not effective as of March 31, 2005. In addition, management identified certain deficiencies in its reconciliation procedures, and inherent limitations in its electronic data processing software. The Company added additional accounting staff during the first and second quarters of 2005 to address these deficiencies and remediate the material weakness discussed above. The Company will also assess the viability of replacing or enhancing its electronic data processing software in 2006.
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

Signature	Capacity	Date
/s/ James A. Tuell James A. Tuell	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2006
/s/ Timothy A. Ficker Timothy A. Ficker	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2006

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)
99.1	Calculation of the Maximum Notes Balance at March 31, 2005