Form 10-Q/A
period 2005-06-30
INFINITY ENERGY RESOURCES, INC
filed 2006-03-08
CIK 822746

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
     Yes  ☒          No  ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes  ☐          No  ☒
     As of August 5, 2005, 13,463,039 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

Certification of Principal Executive Officer Pursuant to Section 302
Certification of Principal Financial Officer Pursuant to Section 302
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906
Calculation of the Maximum Notes Balance

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

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

ASSETS
	June 30,	December 31,
	2005	2004
	(As Restated)
	(See Note 2)
Current assets
Cash and cash equivalents	$4,573	$3,052
Accounts receivable, less allowance for doubtful accounts of $85 (2005 and 2004)	4,675	3,494
Note receivable	1,200	1,581
Inventories	490	286
Prepaid expenses and other	468	654

Total current assets	11,406	9,067

Property and equipment, at cost, net of accumulated depreciation	10,051	8,764

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization
Proved	45,921	28,792
Unproved	18,259	15,595
Intangible assets, at cost, net of accumulated amortization	2,194	1,497
Other assets, net	334	333

Total assets	$88,165	$64,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Note payable and current portion of long-term debt	$118	$284
Accounts payable	2,485	4,001
Accrued liabilities	5,395	4,274
Accrued interest	775	223
Current portion of asset retirement obligations	208	—

Total current liabilities	8,981	8,782
Long-term liabilities
Production taxes payable	224	469
Asset retirement obligations, less current portion	1,312	635
Long-term debt, less current portion	26,791	11,330
Derivative liabilities	12,706	—
Subordinated convertible notes payable	—	14,010

Total liabilities	50,014	35,226

Commitments and contingencies

Stockholders’ equity
Common stock, par value $.0001, authorized 300,000,000 shares, issued and outstanding 13,330,539 (2005) and 10,628,196 (2004) shares	1	1
Additional paid-in-capital	57,799	43,363
Accumulated deficit	(19,649)	(14,542)

Total stockholders’ equity	38,151	28,822

Total liabilities and stockholders’ equity	$88,165	$64,048

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)		(As Restated)
	(See Note 2)		(See Note 2)
Revenue
Oilfield services	$5,447	$3,344	$9,517	$5,539
Oil and gas	2,204	1,701	3,649	3,073

Total revenue	7,651	5,045	13,166	8,612

Cost of revenue
Oilfield services	2,516	1,857	4,520	3,278
Oil and gas production expenses	1,010	523	1,449	926
Oil and gas production taxes	201	195	370	351

Total cost of revenue	3,727	2,575	6,339	4,555

Gross profit	3,924	2,470	6,827	4,057

General and administrative expenses	1,356	1,516	2,636	2,737

Depreciation, depletion, amortization and accretion	1,797	1,315	3,384	2,362

Operating income (loss)	771	(361)	807	(1,042)

Other income (expense)
Amortization of loan discount and costs	(206)	(431)	(449)	(1,070)
Early extinguishment of debt	(372)	—	(1,276)	(204)
Interest expense	(418)	(310)	(935)	(589)
Changes in derivative fair value	5,012	—	(2,901)	—
Impairment of note receivable	(396)	—	(396)	—
Loss on sales of other assets	(91)	(39)	(91)	(39)
Other	56	39	134	77

Total other income (expense)	3,585	(741)	(5,914)	(1,825)

Net income (loss) before income taxes	4,356	(1,102)	(5,107)	(2,867)
Income tax benefit	—	—	—	—

Net income (loss)	$4,356	$(1,102)	$(5,107)	$(2,867)

Net income (loss) per share:
Basic	$0.33	$(0.12)	$(0.41)	$(0.31)

Diluted	$0.31	$(0.12)	$(0.41)	$(0.31)

Weighted average shares outstanding:
Basic	13,159,575	9,396,091	12,385,310	9,295,798

Diluted	13,528,198	9,396,091	12,385,310	9,295,798

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)		(As Restated)
	(See Note 2)		(See Note 2)
Net income (loss)	$4,356	$(1,102)	$(5,107)	$(2,867)
Reclassifications, net of tax expense	—	—	—	98

Comprehensive income (loss)	$4,356	$(1,102)	$(5,107)	$(2,769)

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2004	10,628,196	$1	$43,363	$(14,542)	$28,822

Reclassification of non-employee warrants to derivative liabilities *	—	—	(6,090)	—	(6,090)

Reclassification of non-employee warrants from derivative liabilities in connection with exercise *	—	—	2,174	—	2,174

Issuance of common stock upon the exercise of options and warrants	686,107	—	4,179	—	4,179

Conversion of 8% subordinated convertible notes and accrued interest into common stock	517,296	—	2,524	—	2,524

Conversion of 7% subordinated convertible notes and accrued interest into common stock	1,498,940	—	11,656	—	11,656

Costs from previous equity placement financing	—	—	(7)	—	(7)

Net loss *	—	—	—	(5,107)	(5,107)

Balance, June 30, 2005 *	13,330,539	$1	$57,799	$(19,649)	$38,151

     • As Restated. See Note 2.
See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2005	2004
	(As Restated)
	(See Note 2)
Cash flows from operating activities
Net loss	$(5,107)	$(2,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	3,384	2,362
Amortization of loan discount and costs	449	1,070
Expense related to early extinguishment of debt	1,052	204
Changes in derivative fair value	2,901	—
Impairment of note receivable	396	—
Loss on sales of other assets	91	39

Change in operating assets and liabilities
Increase in accounts receivable	(1,201)	(859)
Increase in inventories	(204)	(15)
(Increase) decrease in prepaid expenses and other	186	(67)
Decrease in accounts payable	(1,472)	(51)
Increase in accrued liabilities and accrued interest	1,592	1,053

Net cash provided by operating activities	2,067	869

Cash flows from investing activities
Capital expenditures — exploration and production	(21,342)	(2,908)
Capital expenditures — oilfield services	(1,959)	(235)
Acquisitions — exploration and production	—	(516)
Acquisitions — oilfield services, net of cash acquired	—	(1,189)
Proceeds from sale of fixed assets — exploration and production	133	147
Proceeds from sale of fixed assets — oilfield services	12	13
Increase in other assets	—	(323)
Receipts on note receivable	4	8

Net cash used in investing activities	(23,152)	(5,003)

Cash flows from financing activities
Proceeds from notes payable	—	295
Proceeds from borrowings on long-term debt	30,000	2,864
Proceeds from issuance of common stock	4,179	4,060
Debt and equity issuance costs	(2,124)	(30)
Repayment of notes payable	(160)	(194)
Repayment of long-term debt	(9,289)	(3,005)

Net cash provided by financing activities	22,606	3,990

Net increase (decrease) in cash and cash equivalents	1,521	(144)

Cash and cash equivalents, beginning of period	3,052	727

Cash and cash equivalents, end of period	$4,573	$583

See Notes to Unaudited Consolidated Financial Statements

INFINITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2005	2004
	(As Restated) (See Note 2)
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$—	$588

Non-cash transactions:
Non-cash costs capitalized in the full cost pool for oil and gas properties	373	241
Property and equipment acquired through seller financed debt, net	—	195
Conversion of subordinated convertible notes and accrued interest to common stock	14,181	132
Issuance of warrants in conjunction with the issuance of debt — recorded as debt discount	5,632	—
Conversion option — recorded as debt discount	257	—
Issuance of common stock to partially repay related party debt	—	500
Issuance of 7% Convertible Subordinated Notes in lieu of cash interest payment	—	391
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
     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	As of
	June 30,	December 31,
	2005	2004
	(in thousands)
	(As Restated)
	(See Note 2)
Proved oil and gas properties	$61,014	$41,210
Unproved oil and gas properties	18,259	15,595

Total	79,273	56,805
Less accumulated depreciation, depletion, and amortization and ceiling write-downs	(15,093)	(12,418)

Net capitalized costs	$64,180	$44,387

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
     As a result, the Company has restated the consolidated financial statements as of and for the periods ended June 30, 2005, to reverse the effects of the beneficial conversion feature originally recorded and record the effects of the derivatives discussed above. The following tables present the effect of the restatements on the consolidated statements of operations for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Amortization of loan discount and cost	$(351)	$145	$(206)	$(707)	$258	$(449)

Changes in derivative liabilities	$—	$5,012	$5,012	$—	$(2,901)	$(2,901)

Net income (loss)	$(801)	$5,157	$4,356	$(2,464)	$(2,643)	$(5,107)

Basic net income (loss) per share	$(0.06)	$0.39	$0.33	$(0.20)	$(0.21)	$(0.41)

Diluted net income (loss) per share	$(0.06)	$0.37	$0.31	$(0.20)	$(0.21)	$(0.41)
     The following table presents the effect of the restatement on the consolidated balance sheet as of June 30, 2005 (in thousands):

	As of June 30, 2005
	As Previously
	Reported	Adjustment	As Restated
Oil and gas properties, unproved	$18,899	$(640)	$18,259
Total assets	$88,805	$(640)	$88,165
Derivative liabilities	$—	$12,706	$12,706
Long-term debt, less current portion	$18,941	$7,850	$26,791

Additional paid-in-capital	$76,352	$(18,553)	$57,799
Accumulated deficit	$(17,006)	$(2,643)	$(19,649)
Total stockholders’ equity	$59,347	$(21,196)	$38,151
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
	(As Restated)		(As Restated)
	(See Note 2)		(See Note 2)
Net income (loss) as reported	$4,356	$(1,102)	$(5,107)	$(2,867)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(113)	(1,528)	(1,209)	(1,528)

Pro forma net income (loss)	$4,243	$(2,630)	$(6,316)	$(4,395)

Net income (loss) per share as reported:
Basic	$0.33	$(0.12)	$(0.41)	$(0.31)
Diluted	$0.31	$(0.12)	$(0.41)	$(0.31)
Pro forma income (loss) per share:
Basic	$0.32	$(0.28)	$(0.51)	$(0.47)
Diluted	$0.30	$(0.28)	$(0.51)	$(0.47)
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
Note 4 — Long-Term Debt
     Long-term debt consists of the following:

	As of
	June 30,	December 31,
	2005	2004
	(dollars in thousands)
	(As Restated)
	(See Note 2)
Senior secured notes due January 13, 2009, with interest calculated at 3-Month LIBOR plus 6.75% (10.28% as of July 1, 2005) due quarterly. The balance at June 30, 2005 is net of discount of $5,294	$24,706	$—
8% subordinated convertible notes payable, due June 13, 2006, which were called for redemption on February 28, 2005	—	2,493
7% subordinated convertible notes payable, due April 22, 2007, which were called for redemption on April 22, 2005	—	11,517
$25,000 development credit facility with U.S. Bank, repaid in full and terminated on January 13, 2005	—	5,000

	As of
	June 30,	December 31,
	2005	2004
	(dollars in thousands)
	(As Restated)
	(See Note 2)
Note payable to seller (for a 50% interest in an airplane), with interest at 7.25% due on a quarterly basis. The Company is required to make annual principal payments equal to 5% of the current outstanding principal until paid in full. The seller can call the note if the seller’s bank calls its note for the original purchase of the airplane. The note is collateralized by the Company’s 50% interest in the airplane with a net book value of $2,107 at June 30, 2005	2,203	2,326
Various revolving credit and term loans with LaSalle Bank with interest at prime plus 1.25%, repaid in full and terminated on January 13, 2005	—	3,582
Various other notes repaid in full and terminated no later than January 31, 2005	—	706

	26,909	25,624
Less current portion	(118)	(284)

Long-term debt	$26,791	$25,340

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
 Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs (including amortization of loan discount and costs) capitalized were $638,000 and $184,000 in the three months ended June 30, 2005 and 2004, respectively, and $1,192,000 and $522,000 in the six months ended June 30, 2005 and 2004, respectively.
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
 Other Derivatives
     As more fully discussed in Note 4 above, in January 2005, the Company issued Notes and Warrants. Under the provisions of SFAS No. 133 and EITF 00-19 the Company bifurcated the Conversion Option associated with the Notes and accounted for it and the Warrants as derivatives. The initial fair values of the Conversion Option and the Warrants, which totaled $257,000 and $5,632,000, respectively, were recorded as debt discount. Subsequent changes in the fair value of those derivatives have been recorded as Changes in derivative fair value in the accompanying Consolidated Statements of Operations. During the three months ended June 30, 2005, the Company recognized a credit to Changes in derivative fair value of $2,602,000 related to the change in the fair value of the Conversion Option and Warrants. During the six months ended June 30, 2005, the Company recognized a charge to Changes in derivative fair value of $1,320,000 related to the change in the fair value of the Conversion Option and Warrants.
     In addition as a result of the issuance of the Notes in January 2005, under the provisions of EITF 00-19 the Company was no longer able to conclude that it has sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants (the “Non-employee Options and Warrants”) after considering the commitment to potentially issue common stock under terms of the Notes. As such, effective with the issuance of the Notes on January 13, 2005, the Company reclassified the Non-employee Options and Warrants out of stockholders’ equity on the accompanying Consolidated Balance Sheet and recognized them as a derivative liability of $6,090,000. Changes in the fair value of the Non-employee Options and Warrants will be recorded as Change in derivative fair value in the accompanying Consolidated Statements of Operations so long as they continue to not qualify for equity classification. Non-employee Options and Warrants that are ultimately settled in common stock will be remeasured prior to settlement and then reclassified back to stockholders’ equity; however, any gains or losses previously recognized on those instruments will remain in earnings. During February and March 2005, in connection with the exercise of 538,850 Non-employee Options and Warrants, the Company reclassified $2,174,000 back to stockholders’ equity. During the three months ended June 30, 2005, the Company recognized a credit to Changes in derivative fair value of $2,410,000 related to the change in the fair value of these instruments. During the six months ended June 30, 2005, the Company recognized a charge to Changes in derivative fair value of $1,581,000 related to the change in the fair value of these instruments.
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

     The fair value of the Company’s non-current derivative liabilities, all of which relate to the Conversion Option, Warrants and Non-employee Options and Warrants, is estimated using various models and assumptions related to the estimated term of the instruments, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or exercise, among other items.
Note 7 — Earnings Per Share
     Basic income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares and common share equivalents, if dilutive, using the treasury stock method, outstanding during the period.

	For the Three Months Ended June 30,
	2005			2004
	(As Restated) (See Note 2)
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net income (loss) and share amounts	$4,356	13,159,575	$0.33	$(1,102)	9,396,091	$(0.12)

Dilutive Securities:
Stock Options and Warrants	(133)	368,623		—	—

Diluted EPS:
Net income (loss) and share amounts	$4,223	13,528,198	$0.31	$(1,102)	9,396,091	$(0.12)

	For the Six Months Ended June 30,
	2005			2004
	(As Restated) (See Note 2)
	(in thousands, except per share amounts)
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS:
Net loss and share amounts	$(5,170)	12,385,310	$(0.41)	$(2,867)	9,295,798	$(.31)

Dilutive Securities:
Stock Options and Warrants	—	—		—	—

Diluted EPS:
Net loss and share amounts	$(5,170)	12,385,310	$(0.41)	$(2,867)	9,295,798	$(.31)

     The calculation of diluted income (loss) per share excluded 2,859,000 and 2,751,000 common share equivalents for the three months ended June 30, 2005 and 2004, respectively, and 4,477,000 and 3,889,000 common share equivalents for the six months ended June 30, 2005 and 2004, respectively. The calculation of diluted income per share for the three months ended June 30, 2005 does not include the impact of conversion of any of the Note because to do so would be anti-dilutive as a result of the impact of related debt discount and loan costs that would be expensed under the “as converted” method.
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
     The following table summarizes the activity for the Company’s asset retirement obligations for the six months ended June 30, 2005 and 2004:

	For the Six Months Ended June 30,
	2005	2004
	(in thousands)
Asset retirement obligations at beginning of period	$635	$521
Accretion expense	17	10
Liabilities incurred	24	19
Revisions of estimates	844	—

Asset retirement obligations at end of period	1,520	550
Less: current portion of asset retirement obligations	(208)	(--)

Asset retirement obligations, less current portion	$1,312	$550

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
     The following table provides statistical information for the three and six months ended June 30, 2005 and 2004 (due to rounding and the inclusion of other operating expenses the sum of the individual amounts presented may not equal the totals):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30
	2005	2004	2005	2004
Production:
Natural gas (MMcf)	219.4	266.7	430.9	470.1
Crude oil (thousands of barrels)	19.5	8.2	28.6	17.5

Total (MMcfe)	336.4	315.9	602.5	575.1
Financial Data (thousands of dollars):
Total revenue	$2,204	$1,701	$3,649	$3,073
Production expenses	1,010	523	1,449	926
Production taxes	201	195	370	351
Financial Data per Unit ($ per Mcfe):
Total revenue	$6.55	$5.38	$6.05	$5.34
Production expenses	3.00	1.66	2.40	1.61
Production taxes	0.60	0.62	0.61	0.61
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
Results of operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004
     Net Income (Loss)
     Infinity reported net income after taxes of $4.4 million, or $0.31 per diluted share, in the three months ended June 30, 2005 compared to a net loss after taxes of $1.1 million, or $0.12 per diluted share, in the prior year period. The change between years was the result of the items discussed below.

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
     Other Income (Expense)
     Other income and expense was a net income of $3.6 million in the three months ended June 30, 2005 compared to a net expense of $0.7 million in the prior year period. The change of $4.3 million was principally due to (i) a $0.1 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates, (ii) the write-off of $0.4 million of unamortized debt and loan issuance costs from debt retired during the three months ended June 30, 2005, and (iii) an impairment of approximately $0.4 million related to the sale of a note receivable, offset by (i) a $5.0 million credit resulting from the decrease in the fair value of derivative liabilities, and (ii) a $0.2 million decrease in loan amortization costs resulting from loan costs written off in connection with debt retirement.

Results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004
     Net Loss
     Infinity incurred a net loss after taxes of $5.1 million, or $0.41 per diluted share, in the six months ended June 30, 2005 compared to a net loss after taxes of $2.9 million, or $0.31 per diluted share, in the prior year period. The increase in net loss was the result of the items discussed below.
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
     Other Income (Expense)
     Other income and expense was a net expense of $5.9 million in the six months ended June 30, 2005 compared to a net expense of $1.8 million in the prior year period. The increase of $4.1 million was principally due to (i) $1.1 million of additional early extinguishment of debt expense resulting from additional debt retired during the six months ended June 30, 2005, (ii) a $0.3 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates, (iii) an impairment of approximately $0.4 million related to the sale of a note receivable, and (iv) a $2.9 million charge resulting from the increase in the fair value of derivative liabilities, partially offset by a $0.6 million decrease in amortization costs resulting from loan costs written off in connection with debt retirement.
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

Signature	Capacity	Date
/s/ James A. Tuell James A. Tuell	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2006
/s/ Timothy A. Ficker Timothy A. Ficker	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2006

EXHIBITS INDEX
Exhibit No

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at June 30, 2005 under the Senior Secured Notes Facility dated January 13, 2005