Form 10-Q/A
period 2005-09-30
INFINITY ENERGY RESOURCES, INC
filed 2006-03-08
CIK 822746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17204

INFINITY ENERGY RESOURCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	20-3126427 (I.R.S. Employer Identification Number)
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

EXPLANATORY PARAGRAPH
This Form 10-Q/A for the quarterly period ended September 30, 2005 is being filed for the purpose of restating Infinity Energy Resources, Inc.’s consolidated financial statements as of and for the three and nine months ended September 30, 2005. In connection with the issuance of its senior secured notes (the “Notes”) in January 2005 and September 2005, Infinity recorded a beneficial conversion feature associated with the fixed percentage conversion option in the Notes. However, the conversion option in the Notes is an embedded derivative which should be accounted for as a derivative. In addition, as a result of certain terms of the Notes and the detachable warrants issued with the Notes (the “Warrants”), the Warrants do not qualify as equity instruments, and, therefore, should also be accounted for as derivatives. Further, as a result of the issuance of the Notes in January 2005, the Company was no longer able to conclude that it has sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants after considering the commitment to potentially issue common stock under terms of the Notes. As such, effective with the issuance of the Notes on January 13, 2005, the fair value of all non-employee options and warrants should have been reclassified out of stockholders’ equity and accounted for as derivatives. Conforming changes have been made to the notes to the unaudited consolidated financial statements and management’s discussion and analysis of financial condition and results of operations included in the accompanying Form 10-Q/A. See Note 2 in the notes to the unaudited consolidated financial statements for further information relating to this restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q.

Exhibits
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer and Principal Financial Officer
Calculation of the Maximum Notes Balance

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)
ASSETS

	September 30,	December 31,
	2005	2004
	(As Restated)
	(See Note 2)
Current assets:
Cash and cash equivalents	$9,736	$3,052
Accounts receivable, less allowance for doubtful accounts of $85 (2005 and 2004)	4,744	3,494
Note receivable	—	1,581
Inventories	524	286
Prepaid expenses and other	759	654

Total current assets	15,763	9,067

Property and equipment, at cost, net of accumulated depreciation	10,658	8,764
Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization
Proved	47,470	28,792
Unproved	20,153	15,595

Intangible assets, at cost, net of accumulated amortization	2,474	1,497
Other assets, net	272	333

Total assets	$96,790	$64,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable and current portion of long-term debt	$457	$284
Accounts payable	2,558	4,001
Accrued liabilities	3,589	4,274
Accrued interest	888	223
Current portion of asset retirement obligations	279	—

Total current liabilities	7,771	8,782
Long-term liabilities:
Production taxes payable	323	469
Asset retirement obligations, less current portion	1,069	635
Derivative liabilities	13,436	—
Long-term debt, less current portion	34,858	11,330
Subordinated convertible notes payable	—	14,010

Total liabilities	57,457	35,226

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 13,501,988 (2005) and 10,628,196 (2004) shares	1	1
Additional paid-in-capital	58,335	43,363
Accumulated deficit	(19,003)	(14,542)

Total stockholders’ equity	39,333	28,822

Total liabilities and stockholders’ equity	$96,790	$64,048

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(As Restated)		(As Restated)
	(See Note 2)		(See Note 2)
Revenue:
Oilfield services	$5,899	$4,843	$15,416	$10,382
Oil and gas	2,906	1,763	6,554	4,836

Total revenue	8,805	6,606	21,970	15,218

Cost of revenue:
Oilfield services	3,029	2,359	7,548	5,636
Oil and gas production expenses	1,053	498	2,503	1,336
Oil and gas production taxes	284	207	653	558

Total cost of revenue	4,366	3,064	10,704	7,530

Gross profit	4,439	3,542	11,266	7,688

General and administrative expenses	1,496	1,352	4,132	4,178

Depreciation, depletion, amortization and accretion	2,184	1,161	5,567	3,523

Operating income (loss)	759	1,029	1,567	(13)

Other income (expense):
Financing costs:
Interest expense	(790)	(328)	(1,725)	(917)
Amortization of loan discount and costs	(265)	(397)	(714)	(1,467)
Early extinguishment of debt	—	(4)	(1,276)	(208)
Changes in derivative fair value	1,059	—	(1,842)	—
Impairment of note receivable	—	—	(396)	—
Gain (loss) on sales of assets	2	2,787	(90)	2,748
Other	(119)	34	15	111

Total other income (expense)	(113)	2,092	(6,028)	267

Net income (loss) before income taxes	646	3,121	(4,461)	254

Income taxes	—	—	—	—

Net income (loss)	$646	$3,121	$(4,461)	$254

Net income (loss) per share:

Basic	$0.05	$0.33	$(0.35)	$0.03

Diluted	$0.00	$0.29	$(0.35)	$0.03

Weighted average shares outstanding:

Basic	13,453,246	9,399,290	12,745,252	9,330,546

Diluted	13,848,656	11,600,675	12,745,252	9,514,622

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(As Restated)		(As Restated)
	(See Note 2)		(See Note 2)
Net income (loss)	$646	$3,121	$(4,461)	$254

Reclassifications, net of tax expense	—	—	—	98

Comprehensive income (loss)	$646	$3,121	$(4,461)	$352

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2004	10,628,196	$1	$43,363	$(14,542)	$28,822

Reclassification of non-employee warrants to derivative liabilities *	—	—	(6,090)	—	(6,090)

Reclassification of non-employee warrants from derivative liabilities in connection with exercise *	—	—	2,174	—	2,174

Issuance of common stock upon the exercise of options and warrants	857,556	—	4,707	—	4,707

Conversion of 8% subordinated convertible notes and accrued interest into common stock	517,296	—	2,524	—	2,524

Conversion of 7% subordinated convertible notes and accrued interest into common stock	1,498,940	—	11,657	—	11,657

Net loss *	—	—	—	(4,461)	(4,461)

Balance, September 30, 2005 *	13,501,988	$1	$58,335	$(19,003)	$39,333

* As Restated. See Note 2.
See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
	(As Restated)
	(See Note 2)
Cash flows from operating activities:
Net income (loss)	$(4,461)	$254
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	5,567	3,523
Amortization of loan discount and costs	714	1,467
Non-cash early extinguishment of debt cost	1,052	208
Changes in fair value of derivative liabilities	1,842	—
Impairment of note receivable	396	—
(Gain) loss on sales of assets	88	(2,748)
Unrealized loss on commodity derivative instruments	118	—
Change in operating assets and liabilities:
Increase in accounts receivable	(1,271)	(1,835)
(Increase) decrease in inventories	(238)	101
Increase in prepaid expenses and other	(105)	(81)
Decrease in accounts payable	(1,443)	(708)
Increase (decrease) in accrued liabilities	(272)	1,429

Net cash provided by operating activities	1,987	1,610

Cash flows from investing activities:
Capital expenditures — exploration and production	(26,256)	(5,832)
Capital expenditures — oilfield services	(2,960)	(632)
Acquisitions — exploration and production	—	(516)
Acquisitions — oilfield services, net of cash acquired	—	(1,188)
Proceeds from sale of fixed assets — exploration and production	133	156
Proceeds from sale of fixed assets — oilfield services	20	4,334
Increase in other assets	—	(93)
Proceeds from note receivable	1,204	12

Net cash used in investing activities	(27,859)	(3,759)

Cash flows from financing activities:
Proceeds from notes payable	434	295
Proceeds from borrowings on long-term debt	39,500	5,845
Proceeds from issuance of common stock	4,707	4,095
Debt and equity issuance costs	(2,540)	(30)
Repayment of notes payable	(255)	(486)
Repayment of long-term debt	(9,290)	(5,882)

Net cash provided by financing activities	32,556	3,837

Net increase in cash and cash equivalents	6,684	1,688

Cash and cash equivalents, beginning of period	3,052	727

Cash and cash equivalents, end of period	$9,736	$2,415

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(in thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
	(As Restated)
	(See Note 2)
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$678	$270

Non-cash transactions:
Non-cash costs capitalized in the full cost pool for oil and gas properties	549	371
Conversion of subordinated convertible notes and accrued interest to common stock	14,181	—
Property and equipment acquired through seller financed debt, net	—	183
Issuance of warrants in conjunction with the issuance of debt — recorded as debt discount	7,334	—
Conversion option — recorded as debt discount	343	—
Issuance of common stock to partially repay related party debt	—	500
Issuance of 7% Convertible Subordinated Notes in lieu of cash interest payment	—	391

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
     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	As of
	September 30,	December 31,
	2005	2004
	(in thousands)
	(As Restated)
	(See Note 2)

Proved oil and gas properties	$64,330	$41,210
Unproved oil and gas properties	20,153	15,595

Total	84,483	56,805
Less accumulated depreciation, depletion, amortization and ceiling write-downs	(16,860)	(12,418)

Net capitalized costs	$67,623	$44,387

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
Note 2 — Restatement
     As described further in Note 4, during the nine months ended September 30, 2005, the Company sold $39.5 million of senior secured notes (the “Notes”) in two private placements. In connection with the sale of the Notes, the Company recorded an aggregate debt discount of $10.3 million resulting from a beneficial conversion feature associated with the Notes. However, the Notes contain an embedded derivative which should be accounted for as a derivative under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. In addition, as a result of certain terms of the Notes and the detachable warrants issued with the Notes (the “Warrants”), management determined that the Warrants do not qualify as equity instruments under the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock, and, therefore, should also be accounted for as derivatives under the provisions of SFAS No. 133.
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
     As a result, the Company has restated the consolidated financial statements as of and for the periods ended September 30, 2005, to reverse the effects of the beneficial conversion feature originally recorded and record the effects of the derivatives discussed above. The following tables present the effect of the restatements on the consolidated statements of operations for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Amortization of loan discount and cost	$(489)	$224	$(265)	$(1,195)	$481	$(714)

Changes in derivative liabilities	$—	$1,059	$1,059	$—	$(1,842)	$(1,842)

Net income (loss)	$(637)	$1,283	$646	$(3,101)	$(1,360)	$(4,461)

Basic net income (loss) per share	$(0.05)	$0.10	$0.05	$(0.24)	$(0.11)	$(0.35)
Diluted net income (loss) per share	$(0.05)	$0.05	$0.00	$(0.24)	$(0.11)	$(0.35)
     The following table presents the effect of the restatement on the consolidated balance sheet as of September 30, 2005 (in thousands):

	As of September 30, 2005
	As
	Previously
	Reported	Adjustment	As Restated
Oil and gas properties, unproved	$21,099	$(946)	$20,153

Total assets	$97,736	$(946)	$96,790

Derivative liabilities	$—	$13,436	$13,436

Long-term debt, less current portion	$25,386	$9,472	$34,858

Additional paid-in-capital	$80,829	$(22,494)	$58,335

Accumulated deficit	$(17,643)	$(1,360)	$(19,003)

Total stockholders’ equity	$63,187	$(23,854)	$39,333

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
	(As Restated)		(As Restated)
	(See Note 2)		(See Note 2)
Net income (loss) as reported	$646	$3,121	$(4,461)	$254
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,913)	(175)	(3,122)	(1,703)

Pro forma net income (loss)	$(1,267)	$2,946	$(7,583)	$(1,449)

Net income (loss) per share as reported:
Basic	$0.05	$0.33	$(0.35)	$0.03

Diluted	$0.00	$0.29	$(0.35)	$0.03

Pro forma net income (loss) per share:
Basic	$(0.09)	$0.31	$(0.59)	$(0.16)

Diluted	$(0.09)	$0.28	$(0.59)	$(0.16)

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

Note 4 — Long-Term Debt
     Long-term debt consists of the following:

	As of
	September 30,	December 31,
	2005	2004
	(dollars in thousands)
	(As Restated)
	(See Note 2)

Senior Secured Notes, net of discount of $6,726 at September 30, 2005	$32,774	$—
8% Subordinated Convertible Notes	—	2,493
7% Subordinated Convertible Notes	—	11,517
$25,000 Development Credit Facility with U.S. Bank	—	5,000
Various revolving credit and term loans with LaSalle Bank	—	3,582
Note payable to seller (for a 50% interest in an airplane)	2,203	2,326
Other	338	706

	35,315	25,624
Less current portion	(457)	(284)

Long-term debt	$34,858	$25,340

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
     Under the provisions of SFAS No. 133 and EITF 00-19, Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock, the Conversion Option and the Warrants qualify as derivatives. As a result, effective with the issuance of the Notes, the Company bifurcated the Conversion Option from the Notes and accounted for it and the Warrants as derivatives (see Note 5). The initial fair values of the Conversion Option and the Warrants, which aggregated $343,000 and $7,334,000, respectively, were recorded as debt discount. The debt discount is being amortized over the initial maturities of the Notes utilizing the effective interest method.
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
   Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs (including amortization of loan discount and costs) capitalized were $586,000 and $310,000 in the three months ended September 30, 2005 and 2004, respectively, and $1,778,000 and $832,000 in the nine months ended September 30, 2005 and 2004, respectively.
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
     Commodity Derivatives
     During 2005, the Company entered into three costless collar arrangements to manage exposure to oil price volatility on a portion of its oil production. The following table sets forth the terms of the Company’s collar arrangements as of September 30, 2005:

Effective Dates	Bbls per Day	Floor Price	Ceiling Price
May 1, 2005 – December 31, 2005	50	$50.00	$65.70
January 1, 2006 – June 30, 2006	50	$50.00	$64.40
October 1, 2005 – December 31, 2006	50	$52.50	$74.00
     All of the Company’s collar arrangements have been designated as cash flow hedges. As of September 30, 2005, the Company had a derivative liability of approximately $118,000. During the three and nine months ended September 30, 2005, the Company recognized ineffectiveness of approximately $141,000 and $118,000, respectively, under its collar arrangements.
   Other Derivatives
     As more fully discussed in Note 4 above, in January 2005, the Company issued Notes and Warrants. Under the provisions of SFAS No. 133 and EITF 00-19 the Company bifurcated the Conversion Option associated with the Notes and accounted for it and the Warrants as derivatives. The initial fair values of the Conversion Option and the Warrants, which aggregated $343,000 and $7,334,000, respectively, were recorded as debt discount. Subsequent changes in the fair value of those derivatives have been recorded as Changes in derivative fair value in the accompanying Consolidated Statements of Operations. During the three months ended September 30, 2005, the Company recognized a credit to Changes in derivative fair value of $362,000 related to the change in the fair value of the Conversion Option and Warrants. During the nine months ended September 30, 2005, the Company recognized a charge to Changes in derivative fair value of $958,000 related to the change in the fair value of the Conversion Option and Warrants.
     In addition as a result of the issuance of the Notes in January 2005, under the provisions of EITF 00-19 the Company was no longer able to conclude that it has sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants (the “Non-employee Options and Warrants”) after considering the commitment to potentially issue common stock under terms of the Notes if there should ever be an event of default. As such, effective with the issuance of the Notes on January 13, 2005, the Company reclassified the fair value of the Non-

employee Options and Warrants out of stockholders’ equity on the accompanying Consolidated Balance Sheet and recognized them as a derivative liability of $6,090,000. Changes in the fair value of the Non-employee Options and Warrants will be recorded as Changes in derivative fair value in the accompanying Consolidated Statements of Operations so long as they continue to not qualify for equity classification. Non-employee Options and Warrants that are ultimately settled in common stock will be remeasured prior to settlement and then reclassified back to stockholders’ equity; however, any gains or losses previously recognized on those instruments will remain in earnings. During the first quarter of 2005, in connection with the exercise of 538,850 Non-employee Options and Warrants, the Company reclassified $2,174,000 back to stockholders’ equity. During the three months ended September 30, 2005, the Company recognized a credit to Changes in derivative fair value of $698,000 related to the change in the fair value of these instruments during that period. During the nine months ended September 30, 2005, the Company recorded a charge to Changes in derivative fair value of $883,000 related to the change in the fair value of these instruments during that period.
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
Note 7 — Earnings Per Share
     Basic income (loss) per share is computed by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding during each period, excluding treasury shares. Diluted income (loss) per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options, warrants and convertible notes. The following sets forth the calculation of basic and diluted income (loss) per share (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,
	2005			2004
	(As Restated) (See Note 2)
			Per			Per
	Net		Share	Net		Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS:
Net income and share amounts	$646	13,453,246	$0.05	$3,121	9,399,290	$0.33

Dilutive Securities:
Stock Options and Warrants	(606)	395,410		—	224,873
8% Convertible Notes	—	—		52	541,654
7% Convertible Notes	—	—		203	1,434,858

Diluted EPS:
Net income (loss) and share amounts	$40	13,848,656	$0.00	$3,376	11,600,675	$0.29

	For the Nine Months Ended September 30,
	2005			2004
	(As Restated) (See Note 2)
			Per			Per
	Net		Share	Net		Share
	Loss	Shares	Amount	Income	Shares	Amount

Basic EPS:
Net income (loss) and share amounts	$(4,461)	12,745,252	$(0.35)	$254	9,330,546	$0.03

Dilutive Securities:
Stock Options and Warrants	—	—		—	—
8% Convertible Notes	—	—		—	—
7% Convertible Notes	—	—		—	184,076

Diluted EPS:
Net income (loss) and share amounts	$(4,461)	12,745,252	$(0.35)	$254	9,514,622	$0.03

     For the nine months ended September 30, 2005, all common share equivalents were anti-dilutive. Therefore, the computation of diluted EPS for the nine months ended September 30, 2005 did not include the impact of 5,148,000 common share equivalents outstanding as of September 30, 2005 because to do so would have been anti-dilutive. The computation of diluted EPS for the three months ended September 30, 2005 did not include the impact of 2,363,000 common stock equivalents outstanding as of September 30, 2005 because to do so would have been anti-dilutive. The computation of diluted EPS for the three and nine months ended September 30, 2004 did not include the impact of 3,788,000 common stock equivalents outstanding as of September 30, 2004 because to do so would have been anti-dilutive. The number of common share equivalents excluded from the diluted loss per share calculations does not include any shares that may be issued in the future should the Company elect to repay Notes outstanding under the Senior Secured Notes Facility with direct issuances of shares of registered common stock in lieu of cash. See Note 4 for the terms of the Notes.
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
     Infinity-Texas plans to focus on increasing its acreage position and production in the Fort Worth Basin of central Texas. Infinity-Texas anticipates its remaining 2005 capital expenditures will be between $6 million and $9 million to acquire additional acreage and drill between 3 and 8 wells. Infinity-Texas plans to conduct additional geological and geophysical analysis on its acreage and anticipates drilling 18 to 20 wells during 2006.
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
     Infinity reported net income after taxes of $0.6 million, or $0.00 per diluted share, in the three months ended September 30, 2005 compared to net income after taxes of $3.1 million, or $0.29 per diluted share, in the prior year period. The change between periods was the result of the items discussed below.

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
     Other Income (Expense)
     Other income and expense was a net expense of $0.1 million in the three months ended September 30, 2005 compared to a net income of $2.1 million in the prior year period. The change of $2.2 million was principally due to a $0.5 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates during the 2005 period, and gains on sales of assets of approximately $2.8 million recognized in the third quarter of 2004 primarily in connection with the sale of certain oilfield services assets in September 2004, partially offset by a $1.1 million credit resulting from a decrease in fair value of derivative liabilites and an approximately $0.1 million decrease in amortization costs resulting from loan costs written off in connection with debt retirement in the 2005 period.

Results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004
     Net Income (Loss)
     Infinity incurred a net loss after taxes of $4.5 million, or $0.35 per diluted share, in the nine months ended September 30, 2005 compared to net income after taxes of $0.3 million, or $0.03 per diluted share, in the prior year period. The change between periods was the result of the items discussed below.
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

     Other Income (Expense)
     Other income and expense was a net expense of $6.0 million in the nine months ended September 30, 2005 compared to a net income of $0.3 million in the prior year period. The change of $6.3 million was principally due to (i) a $0.8 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates during the 2005 period, (ii) $1.1 million of additional early extinguishment of debt expense resulting from additional debt retired during the nine months ended September 30, 2005, (iii) a $1.8 million charge resulting from the change in the fair value of derivative liabilities during the 2005 period, (iv) an impairment of approximately $0.4 million related to the sale of a note receivable in the 2005 period, and (v) gains on sales of assets of approximately $2.8 million recognized in the third quarter of 2004 primarily in connection with the sale of certain oilfield services assets in September 2004, partially offset by a $0.8 million decrease in amortization costs resulting from loan costs written off in connection with debt retirement in the 2005 period.
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

Signature	Capacity	Date

/s/ James A. Tuell	President and Chief Executive Officer	March 8, 2006
James A. Tuell	(Principal Executive Officer)

/s/ Timothy A. Ficker	Vice President and Chief Financial	March 8, 2006
Timothy A. Ficker	Officer (Principal Financial and
Accounting Officer)

Exhibit Index
     (a) Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at September 30, 2005 under the Senior Secured Notes Facility dated January 13, 2005