Form 10-K
period 2005-12-31
INFINITY ENERGY RESOURCES, INC
filed 2006-03-08
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-17204

Infinity Energy Resources, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3126427
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
950 Seventeenth Street, Suite 800 Denver, Colorado	80202
(Address of principal executive office)	(Zip Code)

(720) 932-7800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005, was approximately $105 million, based on the closing price of $8.48 per share as reported on the NASDAQ National Market.

As of March 6, 2006, 14,010,134 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 annual meeting of stockholders are incorporated by reference in Part III of this Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statement. Forward-looking statements include, among other items:

•	Infinity’s business strategy and anticipated trends in Infinity’s business and its future results of operations;

•	the ability of Infinity to make and integrate acquisitions and the completion of the Nicaragua acquisition;

•	commencement and progress of exploration, drilling and completion activities;

•	availability of drilling rigs and other support equipment;

•	the connection of Infinity’s wells to third party pipeline systems;

•	the costs and results of dewatering operations, including drilling water disposal wells;

•	the closure of wells and the costs associated therewith;

•	demand for oilfield services;

•	the availability of financing on acceptable terms;

•	the impact of governmental regulation; and

•	the timing of engineering and environmental impact studies and permitting,

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

GENERAL

Infinity Energy Resources, Inc. (“Infinity” or the “Company”) is an independent energy company engaged in the acquisition, exploration, development and production of natural gas and oil in the United States through our wholly-owned subsidiaries, Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) and Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”). Our current operations are focused in the Fort Worth Basin of north central Texas and in the Rocky Mountain region in the Greater Green River Basin in southwest Wyoming and the Sand Wash and Piceance Basins in northwest Colorado. Infinity is also pursuing an oil and gas exploration opportunity offshore Nicaragua in the Caribbean Sea. In addition, we provide oilfield services in eastern Kansas, northeast Oklahoma and northeast Wyoming through our wholly-owned subsidiary, Consolidated Oil Well Services, Inc. (“Consolidated”). As used in this report, Infinity, we and our refer collectively to Infinity Energy Resources, Inc., its predecessors and subsidiaries or one or more of them as the context may require.

Effective September 9, 2005, our predecessor, Infinity, Inc. merged with and into its wholly-owned subsidiary Infinity Energy Resources, Inc., for the purpose of changing its domicile from Colorado to Delaware.

From January 1, 2002 through December 31, 2004, we grew our production through exploration and development drilling exclusively in the Rocky Mountain region. During this period, we completed the drilling of 36 oil and gas wells with a success rate of 75% at our two projects in the Greater Green River Basin. Exploratory wells accounted for 69%, or 25 of the total wells we drilled. Beginning in 2005, the Company’s primary exploration focus shifted to the Fort Worth Basin in north central Texas. Our total proved reserves as of December 31, 2005 were an estimated 16.1 billion cubic feet of gas equivalent (“Bcfe”) with a PV-10 Value (as defined below) of $44.0 million (after-tax PV-10 Value of $43.5 million). During 2005, we purchased reserves in place of approximately 0.8 Bcfe, discovered proved reserves of approximately 6.9 Bcfe, produced approximately 1.2 Bcfe, and experienced net positive revisions of approximately 0.4 Bcfe for a net increase of approximately 6.9 Bcfe.

Subsequent to December 31, 2005 and through March 3, 2006, we have drilled four additional wells and completed two of those wells as producers and two are waiting completion (all in the Fort Worth basin). Activities subsequent to December 31, 2005 were not taken into account in the proved reserve estimate as of December 31, 2005, but will be reflected in future estimates.

In accordance with our business strategy which is discussed below, we operate 100% of our projects with working interests that range between 50% and 100%.

Our corporate office is located at 950 Seventeenth Street, Suite 800, Denver, Colorado 80202. Our telephone number is (720) 932-7800. Our website is http://www.infinity-res.com. The information on the website does not constitute part of this Annual Report on Form 10-K.

Infinity-Texas

Infinity-Texas is engaged in the acquisition, exploration, development and production of natural gas in the Fort Worth Basin of north central Texas. This subsidiary is a Delaware corporation with its headquarters located in Denver, Colorado.

Infinity-Texas was formed in June 2004 to acquire, explore, develop and produce natural gas from the Barnett Shale formation and other producing formations in the Fort Worth Basin. The Barnett Shale is a marine shale formation that is natural gas bearing at depths believed to range from 1,000 to 8,500 feet and is believed to be ubiquitous across the Fort Worth Basin. Though this area has been well known for natural gas production for many years, improvements in fracture techniques and the employment of horizontal drilling in recent years have generally improved the economics of producing this reservoir. In addition, the predominance of leases in the region relate to fee acreage and therefore have relatively few operating restrictions and regulations, as compared to the typically federally-owned leases in the Rocky Mountain region that involve more operating restrictions and regulations.

During the three months ended December 31, 2004, Infinity-Texas drilled three gross (2.7 net) wells and completed one gross (0.9 net) well. During 2005, Infinity-Texas drilled an additional 5 wells (4.9 net) and completed seven wells (6.7 net), six as producers and one as a water disposal well. The initial wells were connected to an existing third-party pipeline system beginning in May 2005. Infinity-Texas operates all drilled wells and expects to operate future wells. Operating the oil and gas properties in which it owns an interest allows Infinity-Texas to exercise greater control over operating costs, capital expenditures and the timing of exploration, development and exploitation activities.

At December 31, 2005, Infinity-Texas had total estimated proved reserves of 6.7 Bcfe.

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

At December 31, 2005, Infinity-Wyoming had total estimated proved reserves of 9.4 Bcfe.

Approximately 5.3 Bcfe of our proved oil and gas reserves were associated with tight sand properties in the Wamsutter Arch Pipeline Field in the Greater Green River Basin in southwest Wyoming (the “Pipeline Field”). Approximately 4.1 Bcfe of our proved reserves related to fractured Niobrara shale properties in the Sand Wash Basin in Colorado (the “Sand Wash Prospect”).

At December 31, 2005, Infinity-Wyoming operated all of its proved developed oil and gas locations. During the year ended December 31, 2005, Infinity-Wyoming drilled seven gross (and net) wells and completed six gross (and net) of such wells. Infinity-Wyoming also completed one gross (and net) well drilled during 2004. At December 31, 2005, Infinity-Wyoming had one gross (and net) well awaiting completion in the Sand Wash Basin of Colorado and six gross (and net) wells awaiting completion or abandonment operations in Wyoming. Operating the oil and gas properties in which it owns an interest allows Infinity-Wyoming to exercise greater control over operating costs, capital expenditures and the timing of exploration, development and exploitation activities.

Nicaragua

Since 1999, Infinity has pursued an oil and gas exploration opportunity offshore Nicaragua in the Caribbean Sea. Over such time period, the relationships which have been built with the Instituto Nicaraguense de Energia (“INE”) and the geological and geophysical research that was done allowed Infinity to become one of only six companies qualified to bid on offshore blocks in the first international bidding round held by INE in January 2003. Infinity was awarded the bid on 24 blocks of acreage, comprising approximately 1.4 million acres, in May 2003, and entered into negotiations with INE to finalize the initial exploration and production contract for the two underlying prospects (Tyra and Perlas). Infinity anticipates the completion of the negotiations and execution of the contract during 2006.

Consolidated

Consolidated acquired assets necessary to provide oilfield services in eastern Kansas and northeast Oklahoma in January 1994. Consolidated expanded its operations into northeast Wyoming during September 1999. Consolidated provides pressure-pumping services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, and water hauling. In April 2004, Consolidated expanded its presence in the Mid-Continent region with the acquisition of substantially all of the assets and liabilities of Blue Star Acid Services, Inc., a provider of acid and cementing services in eastern and central Kansas and north central Oklahoma, for $1.2 million in cash and the assumption of $0.2 million in liabilities. In September 2004, Consolidated sold selected assets in eastern Kansas, including real property and facilities in Chanute, Kansas, to an exploration and production company and customer for $4.1 million in cash. A wholly-owned subsidiary of Infinity, CIS Oklahoma, Inc. (“CIS”), owns the real property and facilities that we occupy in Ottawa and Thayer, Kansas; Bartlesville, Oklahoma; and Gillette, Wyoming and leases our Eureka facility.

BUSINESS STRATEGY

Our principal objective is to create stockholder value through the execution of a business strategy, the key elements of which include:

•	Exploration and Production. We will seek to: (i) consummate acquisitions of early-stage oil and gas properties, acreage leaseholds and prospects; (ii) explore such properties or prospects to discover underlying, commercially-viable hydrocarbon resource bases; (iii) develop such hydrocarbon resource bases into proved and producing reserves; (iv) operate and produce hydrocarbons from such reserve bases; and (v) sell or otherwise monetize such reserve bases at attractive valuations. We will usually seek to operate our exploration and production projects with a maximum working interest and net revenue interest, with exceptions or adjustments being made in situations in which the risk or capital requirements to explore, develop and produce from a given project are deemed high enough to warrant a partner, which may bring to the given project greater financial and technical resources than we have or are willing to commit.

•	Oilfield Services. We will seek to grow Consolidated through: (i) the expansion of its pressure-pumping fleet through construction or fabrication, (ii) selected acquisitions in our existing operating areas and (iii) selected acquisitions in new geographical operating areas. We will seek to improve and increase our product and service offerings and increase our operating margins, utilizing increasing efficiencies of scale as they present themselves. Ultimately, as the proved and producing reserve base in our exploration and production operations reaches a point at which we believe we no longer require cash flow contributions from our oilfield services operations, and dependent upon industry conditions, we may explore potential opportunities to monetize our investment in Consolidated, which monetization may include: (i) a sale to an industry acquiror; (ii) a sale to a financial buyer or investor; or (iii) spin-off, split-off or other such corporate transaction with the intended consequence of Consolidated becoming a separate publicly traded entity.

We intend to finance our business strategies through employment of working capital, cash flow from our operations, net proceeds from the sales of assets, and exercises of options and warrants and through external financing, which may include debt and equity capital raised in public and private offerings. Essentially all of our assets serve as collateral under our Senior Secured Notes Facility, and as such, any disposition of material assets would require the approval of the note holders.

OILFIELD SERVICES

Consolidated provides pressure-pumping services associated with drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, and water hauling. Consolidated provides these services out of service facilities it owns or leases in Ottawa, Eureka, and Thayer, Kansas; Bartlesville, Oklahoma; and Gillette, Wyoming. In April 2004, Consolidated expanded its presence in the Mid-Continent region with the acquisition of substantially all of the assets and liabilities of Blue Star Acid Services, Inc., a provider of acid and cementing services in eastern and central Kansas and north central Oklahoma, for $1.2 million in cash and the assumption of $0.2 million in liabilities. In September 2004, Consolidated sold selected assets from its Chanute, Kansas location, including real property and facilities, to an exploration and production company and customer for $4.1 million in cash.

Consolidated operates a fleet of approximately 100 vehicles specifically designed to provide service to oil and gas well operators working at depths ranging from 100 to 5,000 feet, as is usually the case in eastern Kansas, northeast Oklahoma, and for coal bed methane development in the Powder River Basin of Wyoming. The service vehicles are part of the collateral for the Company’s Senior Secured Note Facility.

EXPLORATION AND PRODUCTION

This section is an explanation and detail of some of the relevant project groupings from our overall inventory of projects and prospects. Our operations are focused primarily in the Fort Worth Basin of Texas and the Greater Green River and Sand Wash Basins in the Rocky Mountain region. Our other area of interest is in the Caribbean Sea, offshore Nicaragua.

Fort Worth Basin

For purposes of presentation, we divide our Fort Worth Basin operations into two main property areas: Erath and Hamilton Counties, Texas and Comanche County, Texas.

Erath and Hamilton Counties, Texas

At December 31, 2005, Infinity-Texas held leases on approximately 40,000 gross (approximately 29,000 net) acres in this area located in the southwest portion of the Fort Worth Basin in north central Texas. Infinity-Texas currently seeks to explore for, develop and produce natural gas and natural gas liquids from the Barnett Shale, and possibly shallower formations. At December 31, 2005, Infinity-Texas operated eight gross (7.6 net) wells in the area, of which six were active producers, one was shut-in, and one was a water disposal well. Infinity-Texas has a 90% working interest and an average 72% net revenue interest in the acreage in this area. During 2005, Infinity-Texas produced approximately 190,000 thousand cubic feet (“Mcf”) of natural gas from the field.

During 2004, Infinity-Texas horizontally drilled three wells, completing one of those wells prior to yearend 2004. During 2005, Infinity-Texas horizontally drilled an additional four wells and completed six wells. Infinity-Texas also vertically drilled a water disposal well for the disposal of frac flowback fluids and water produced from its wells in the area. During 2005, Infinity-Texas acquired and interpreted approximately 25 square miles of 3-D seismic data over the northern portion of its acreage in Erath County. Infinity-Texas believes it has a multi-year drilling inventory available to it in this area, adjusting for and reflective of spacing requirements and surface or lease restrictions. Infinity-Texas has a drilling rig under contract for a series of one year commitments and is currently drilling approximately one horizontal well every three weeks, with accompanying completion operations following the drilling. Infinity-Texas expects to be able to drill and complete between 18 and 20 horizontal wells per year with this rig. Infinity-Texas has contracted for a second drilling rig to drill a limited number of exploration wells in Erath and Comanche Counties, Texas during 2006. Dependent upon the success of early operations in 2006, Infinity-Texas may elect to extend the contract to accelerate drilling and completion operations in the Erath and Hamilton Counties area in 2006.

In the first two months of 2006, Infinity-Texas has vertically drilled one well, horizontally drilled three wells, and commenced drilling on a fourth horizontal well. Through such date two of the horizontal wells have been completed as producers and one horizontal well and the vertical well are waiting completion operations. Infinity-Texas recently completed micro-seismic operations in connection with the completion of one of the horizontal wells. During 2006, Infinity-Texas intends to acquire approximately 30 square miles of 3-D seismic data generally over the southern portion of its Erath County acreage.

Comanche County, Texas

At December 31, 2005, Infinity-Texas held leases on approximately 30,000 gross (and net) acres in this area, located approximately 30 miles southwest of the Erath and Hamilton County properties. During 2006, Infinity-Texas expects to explore for natural gas and natural gas liquids from the Barnett Shale and Lower Marble Falls formations at varying depths between 2,400 and 2,700 feet. Infinity-Texas has a 100% working interest and 80% net revenue interest in the acreage in this area.

Infinity-Texas agreed to drill at least one test well on the Comanche acreage by April 9, 2006. Infinity-Texas expects to commence drilling operations by April 1, 2006.

Greater Green River Basin

For purposes of presentation, we divide our Greater Green River Basin operations into two main property areas: Pipeline Field and Labarge Field.

Pipeline Field

At December 31, 2005, Infinity-Wyoming held leases on approximately 20,500 gross acres (approximately 18,100 net acres) located on the Wamsutter Arch in the Greater Green River Basin of southwest Wyoming. Infinity-Wyoming currently seeks to exploit hydrocarbons in the cretaceous-aged Upper Almond sand at varying depths between 2,800 and 3,600 feet. At December 31, 2005, Infinity-Wyoming operated 37 wells in the field, of which 21 were active producers, 8 were shut-in, 3 were water disposal wells, and 5 were awaiting completion or plugging and abandonment operations.

During 2005, Infinity-Wyoming produced approximately 670,000 Mcf of natural gas and 25,000 barrels of crude oil, or 820,000 thousand cubic feet of natural gas equivalent (“Mcfe”) from the field, compared to 930,000 Mcf of natural gas and 33,000 barrels of crude oil, or 1,130,000 Mcfe produced from the field in 2004. Production during 2005 represented a 27% decrease from 2004. Production has generally declined since peaking in the quarter ended March 31, 2003.

Production from our Wamsutter Arch Pipeline Field during January and February 2006 was negatively impacted by freeze-ups, mechanical failures of third-party gathering and compression facilities, and chronic shortages of third-party pulling units and other equipment and services needed to restore production. Beginning in March 2006, production levels at the Pipeline Field have returned to near-normal levels.

Labarge Field

At December 31, 2005, Infinity-Wyoming held leases on approximately 11,500 gross (and 11,000 net) acres located on the northern extension of the Moxa Arch in southwest Wyoming and held options on an additional approximately 18,000 gross acres. Infinity-Wyoming currently seeks to exploit hydrocarbons in the Cretaceous Upper Mesaverde coals at varying depths between 3,400 and 4,200 feet. At December 31, 2005, Infinity-Wyoming operated 12 wells in the field, of which 10 were shut-in, and 2 were water disposal wells. Infinity-Wyoming intends to recommence production operations in the spring of 2006 following the winter snow melt.

Infinity-Wyoming produced approximately 12,000 Mcf of natural gas from the field during 2005, as compared to approximately 24,000 Mcf of natural gas during 2004. Production during 2005 represented a 50% decrease as compared to 2004. Production has generally declined since peaking in the quarter ended September 30, 2002, when production reached 20,600 Mcfe. Production at Labarge has continued to be generally uneconomic. The completed and recompleted wells continue to undergo dewatering operations, which may increase the level of future gas production.

Infinity-Wyoming is subject to an ongoing Bureau of Land Management environmental impact study (“EIS”) on the Labarge Field federal acreage. The EIS must be completed before Infinity-Wyoming can continue development of the acreage. The EIS was commenced in 2002 and was originally anticipated to be completed in six to eight months. Infinity-Wyoming currently anticipates that the EIS will be completed during 2006. Depending on the results of dewatering and the availability of equipment, we may commence drilling and completion activities during the fourth quarter of 2006.

Northwest Colorado

For purposes of presentation, we divide our northwest Colorado operations into two main property areas: Sand Wash Prospect and Piceance Basin Prospect.

Sand Wash Prospect

At December 31, 2005, Infinity-Wyoming held leases on approximately 53,700 gross acres (approximately 46,900 net acres) located in the Sand Wash Basin of northwest Colorado and south central Wyoming. Infinity-

Wyoming currently seeks to explore and develop hydrocarbons in the fractured Niobrara calcareous shale between 5,500 and 6,500 feet. Secondary objectives include exploiting the Williams Fork and Iles coals at varying depths between 2,500 and 3,000 feet.

At December 31, 2005, Infinity-Wyoming operated two producing oil properties and four shut-in wells in the field which were completed in the coals. Drilling was suspended for the winter on one well targeting the fractured Niobrara shale. Infinity-Wyoming intends to attempt a completion of this well during the summer of 2006. Infinity-Wyoming continues to seek the acquisition of additional geophysical data in order to better delineate future prospective drilling locations.

During 2005, Infinity-Wyoming produced approximately 53,000 gross barrels (43,000 net barrels) of oil from this field.

Infinity-Wyoming plans to conduct additional geological and geophysical studies to identify potential additional oil locations. As it pertains to the Williams Fork and Iles coals, Infinity-Wyoming suspended dewatering efforts at the original pilot location in 2004 due to the onset of winter and the resultant substantial production of ice on the surface. No measurable gas production was achieved during 2004. Infinity-Wyoming will need to further evaluate the results of the dewatering process prior to determining what additional operations, if any, to perform.

Piceance Basin Prospect

At December 31, 2005, Infinity-Wyoming held leases on approximately 9,100 gross (and net) acres in the northeastern corner of the Piceance Basin in northwest Colorado. The acreage is located along the northern rim of the Piceance Basin and the southern extent of the Axial Basin Arch. Immediately adjacent to the prospect are several large oil and gas fields which were discovered and developed as early as 1927. Most notable of these is the Wilson Creek field to the south which has produced approximately 90 million barrels of oil and 75 Bcf of natural gas. Primary reservoir targets would include the Niobrara fractured shale and the Dakota and Morrison-Brushy Creek sandstone formations. Secondary reservoir targets might include the Mesaverde sands and coals, Morrison-Salt Wash, Entrada, Shinarump, Moenkopi, Weber and Morgan-Minturn formations. Infinity-Wyoming plans to conduct additional geological and potentially geophysical studies in 2006 to identify potential 2007 drilling opportunities.

Nicaragua

Since being awarded two concessions in 2003, Infinity has negotiated a number of key terms and conditions of an exploration and production contract covering the approximate 1.4 million acre Tyra (approximately 823,000 acres in the north) and Perlas (approximately 566,000 acres in the south) concession areas offshore Nicaragua. The contract as currently negotiated, contemplates an exploration period of up to six years with four sub-phases and a production period of up to 30 additional years (with a potential five year extension). The contract is in final negotiations and is expected to be executed in 2006, following final approvals by the Nicaraguan government. Upon execution, the initial capital costs during the first twelve months, for which Infinity would post a performance bond, are expected to total less than $1.0 million, with a total of less than $2.0 million during the second twelve months, to cover costs of environmental studies, geological and geophysical analysis, acquisition of seismic data and other operational expenses.

Exploration offshore Nicaragua would focus on Eocene and Cretaceous Carbonate reservoirs and Infinity’s management and consultants believe: (i) numerous analogies can be made between the Infinity concession block and production from fractured Cretaceous carbonates in Mexico, Venezuela and Guatemala and (ii) the presence of Cretaceous source rocks onshore Honduras and Nicaragua can be projected into the offshore Caribbean Shelf. Infinity plans to seek offers from another industry operator or operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations. No assurance can be given that any such transactions will be consummated.

Oil and Natural Gas Reserves

We engaged Netherland, Sewell & Associates, Inc., independent petroleum engineers, to prepare estimates of proved reserves, projected future production and related future net revenue for our properties as of December 31, 2005. Estimates prepared by Netherland, Sewell & Associates, Inc. were based upon review of production histories and other geologic, economic, ownership, volumetric and engineering data. In estimating reserve quantities that are economically recoverable, oil and gas prices and estimated development and production costs as of December 31, 2005 were utilized. Activity subsequent to December 31, 2005 in the Fort Worth, Sand Wash and Greater Green River Basins was not taken into consideration in the proved reserve estimate as of December 31, 2005, but will be reflected in future estimates.

The following table sets forth estimates as of December 31, 2005 derived from the Netherland, Sewell & Associates, Inc. reserve report. The present value (discounted at 10 percent) of estimated future net revenue before income taxes (“PV-10 Value”) shown in the table is not intended to represent the current market value of our estimated proved oil and gas reserves. For additional information concerning the present value of future net revenue from these proved reserves, see Note 17 — Supplemental Oil and Gas Information (Unaudited) in the Notes to the Consolidated Financial Statements.

	Developed	Undeveloped	Total

Natural gas (Mcf)	5,031,235	6,067,971	11,099,206
Crude oil (barrels)	712,094	124,671	836,765
Total (Mcfe)	9,303,799	6,815,997	16,119,796
Future net revenue before income taxes (in thousands)	$54,851	$21,336	$76,187
Present value of future net revenue before income taxes (in thousands)	$35,291	$8,689	$43,980

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

The weighted average sales prices utilized for purposes of estimating our proved reserves and future net revenue therefrom as of December 31, 2005 were $8.21 per Mcf of natural gas and $60.74 per barrel of crude oil.

Production, Prices and Production Costs

The following table sets forth Infinity’s net oil and gas production, average sales prices realized, and costs and expenses associated with such production during the years indicated.

	2005	2004	2003

Production:
Natural gas (Mcf)	875,543	953,428	1,080,456
Crude oil (barrels)	68,497	33,668	57,654
Total (Mcfe)	1,286,525	1,155,436	1,426,380
Average daily production:
Natural gas (Mcf)	2,399	2,612	2,960
Crude oil (barrels)	188	92	158
Total (Mcfe)	3,525	3,164	3,908
Average sales price per unit:
Natural gas ($per Mcf)	$6.06	$5.12	$4.47
Crude oil ($per barrel)	$56.74	$41.15	$30.51
Total ($ per Mcfe)	$7.14	$5.42	$4.62
Production costs per Mcfe	$3.44	$2.28	$2.05

Infinity owned 28 gross (25.7 net) producing wells and 6 gross (6 net) service wells as of December 31, 2005. Infinity owned an additional 26 gross (25.9 net) wells which were shut in, awaiting completion or plugging and abandonment operations as of December 31, 2005.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities (in thousands):

	2005	2004	2003

Property acquisition costs
Proved	$330	$516	$1,099
Unproved	5,745	3,625	661

Total property acquisition costs	6,075	4,141	1,760
Development costs	17,099	6,156	3,168
Exploration costs	17,583	5,294	3,492
Asset retirement costs	907	93	503

Total costs	$41,664	$15,684	$8,923

Drilling Activity

The following table sets forth certain information regarding the wells completed during the years indicated. Frequently wells are spud or drilled in one period and completed in a subsequent period. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells
Productive	6	5.7	3	2.9	—	—
Nonproductive	1	1.0	—	—	—	—

Total	7	6.7	3	2.9	—	—

Development Wells
Service	1	1.0	—	—	1	1
Productive	5	5.0	9	8.0	—	—
Nonproductive	1	1.0	—	—	—	—

Total	7	7.0	9	8.0	1	1

As of December 31, 2005, Infinity had an additional 7 wells which were drilled in 2005 or prior awaiting completion, including 4 wells waiting likely plugging and abandonment operations.

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases held by Infinity-Texas and Infinity-Wyoming as of December 31, 2005. Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation.

	Developed
	Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Fort Worth Basin	1,916	1,724	68,418	57,578
Greater Green River Basin
Wamsutter Arch	4,480	4,080	16,093	14,045
Labarge	1,763	1,763	9,715	9,184
Sand Wash Prospect	960	960	52,752	45,906
Piceance Basin Prospect	—	—	9,063	9,063

Total	9,119	8,527	156,041	135,776

Infinity-Wyoming held options on an additional approximately 18,000 gross acres in the Labarge field as of December 31, 2005. The table does not reflect any reclassification of our acreage to reflect wells completed after December 31, 2005.

Customers and Markets

Exploration and Production

The majority of Infinity-Wyoming’s gas production from the Pipeline Field is sold to Duke Energy Field Services under a forward contract, with the remainder being sold at the Inside FERC, first of the month CIG Index, a published pricing index on which gas sales contracts in the Rocky Mountains are generally based. Infinity-Wyoming enters into fixed price contracts to hedge its production when market conditions are deemed favorable in order to manage price fluctuations and achieve a more predictable cash flow. The following table identifies the one contract in place at December 31, 2005:

Daily
Contract Term	Contract Volume(1)	Contract Price

April 1, 2005 — March 31, 2006	2,000 MMBtu	$4.15/MMBtu

(1)	MMBtu of gas is equivalent to one million British thermal units (“Btu”), a standard measure of the heating value of the gas. The gas produced from the Pipeline project contains about 1100 Btu per cubic foot of gas.

Oil production from the Pipeline Field is sold at the average daily NYMEX posted price less $0.50 per barrel. For December 2005, this was a price of $58.80 per barrel of oil.

The following table shows exploration and production revenue and the percentage of consolidated revenue that the value represented for each of the years ended December 31, 2005, 2004 and 2003:

	Oil and Gas	Percentage of
Period	Revenue	Total Revenue

2005	$9.2 million	30%
2004	$6.3 million	30%
2003	$6.6 million	36%

Based on the general demand for oil and natural gas, Infinity does not believe that a loss of any customer would have a material adverse effect on its business.

Oilfield Services

Consolidated provides its services to oil and gas developers and lease operators throughout eastern Kansas and northeast Oklahoma, which includes the Cherokee, Forest City and Salina Basins, and in the Powder River Basin of northeast Wyoming. Consolidated also provides its services in the Arkoma basin of eastern Oklahoma and provides well cementing services to water well drillers in Missouri, Kansas and Oklahoma.

Consolidated provided services to more than 500 customers during 2005, to approximately 475 customers during 2004 and to approximately 400 customers during 2003. The following table sets out information about Consolidated’s major customers during each of these periods:

			Percent	Percent of
Customer	Area of Operation	Revenue	of Total	Oilfield Service

2005
Yates Petroleum	northeast Wyoming	$3.0 million	10%	14%
Newfield Exploration	northeast Oklahoma	$2.7 million	9%	12%
2004
Qwest Cherokee LLC	eastern Kansas/northeast Oklahoma	$2.1 million	10%	14%
	northeast Wyoming	$1.5 million	7%	10%
	northeast Oklahoma	$1.4 million	7%	10%
2003
Equity	northeast Oklahoma	$1.1 million	6%	10%
Dart	eastern Kansas	$0.9 million	5%	8%

Consolidated has provided services to Infinity-Wyoming from time to time. The amount of revenue earned by Consolidated from inter-company sales was less than $20,000 during 2003. There were no inter-company sales during 2004 and 2005. Consolidated has no long-term service contracts with any customers and we do not believe that a loss of any one of our customers will have a prolonged material adverse effect on Consolidated’s business. However, the loss of several customers in any location or a rapid, significant change in oil and gas prices to the extent that customers curtail their development activities could have a material adverse impact on our financial and operating results.

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

Oilfield Services

Consolidated’s competition for cementing services in eastern Kansas and northeast Oklahoma consists mainly of Superior Well Services, Inc., United Cementing & Acid Co., Inc., and Oilwell Cementers Inc. Consolidated’s competition for fracturing and acidizing services in eastern Kansas and northeast Oklahoma consists mainly of Cudd Pumping Services, Superior Well Services, Inc., Oilwell Fracturing Services, Inc. and Maverick Stimulation Company, LLC. Other less significant competitors in these areas include BJ Services Company, a major service company, and several small local companies. Consolidated believes that its bulk materials facilities, experienced work force, and well maintained fleet of service vehicles puts it in a competitive position to maintain revenues in these locations. In northeast Wyoming, Consolidated continues to see competition from three major service companies, Halliburton Company, BJ Services Company, and Schlumberger Ltd., and numerous smaller companies, including Basic Energy Services, Inc., Bison Oil Well Cementing Inc. and M & S Oil Well Cementing. Consolidated may be at a competitive disadvantage when compared to the major companies that are well established with substantial financial resources. These companies can redirect assets and manpower, much like Consolidated has done, to ensure that resources to meet the growing demand are available. Some of the exploration and development companies in this area also have the resources available to service their own oil and gas operations. Consolidated’s ability to provide services that meet the market demand in a timely manner while providing quality service to the wells will be crucial to its ability to compete in this market.

Delivery Commitments

Effective September 2001, Infinity-Wyoming entered into a gas gathering and transportation contract with Duke in which Duke built gas gathering laterals and installed compression facilities to deliver gas produced from the Pipeline Field to the Overland Trail Transmission pipeline. During 2002, the contract was amended to include additional compression and gathering facilities to be installed by Duke and delivery points for the additional production being generated by Infinity-Wyoming. Infinity-Wyoming pays a gathering fee of $0.40 per Mcf until 7,500,000 Mcf have been produced at which time the fee will be reduced to $0.25 per Mcf. Additionally, the Company had annual volume commitments for five years starting September 1, 2001. If the Company exceeded the minimum in any year, the excess reduced the following year’s commitment. If the Company did not meet the minimum in any year, the shortfall was added to the following years. To date, Infinity-Wyoming has delivered approximately 4,000,000 Mcf under this contract. The Pipeline sales volumes are also subject to a $0.15 per MMBtu charge for access onto the Overland Trail Transmission line. While Infinity-Wyoming has failed to deliver the volumes required under the terms of the contract, the pipeline operators have also not provided the compression and gathering capabilities they were required to provide under the contract. Management has received a verbal commitment from the operator that the volume commitments would be adjusted and management does not expect that there will be a contract shortfall under the renegotiated volumes although the contract term will likely be lenghtened.

Beginning April 1, 2003 and effective through March 31, 2004, Infinity-Wyoming had contracted to sell 3,500 MMBtu per day to Duke at a price of $4.71 per MMBtu, which equates to approximately $5.16 per Mcf. In 2004, Infinity-Wyoming entered into two additional contracts with Duke for the sale of 2,000 MMBtu per day. The first contract was for the period April 1, 2004 through March 31, 2005 at a price of $4.40 per MMBtu (approximately $4.84 per Mcf). The second contract is for the period beginning April 1, 2005 and ending March 31, 2006 and is for $4.15 per MMBtu (approximately $4.57 per Mcf). Infinity-Wyoming will receive the Colorado Interstate Gas (CIG) Pipeline first of the month index price for each Mcf of gas in excess of the contracted volume delivered onto the Overland Trail Transmission line. Infinity and its subsidiaries had no agreements or commitments at December 31, 2005, other than those shown above, to provide quantities of oil or gas in the future.

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company pays a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through June 30, 2015 associated with firm transportation rights. The Company may, at its discretion and with notice, reduce the minimum daily delivery volumes by up to 50%.

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

The Minerals Management Service (“MMS”) administers the valuation, payment and reporting for royalties on oil and gas produced from federal leases. The BLM issued a final rule that amended its regulations governing the valuation of gas produced from federal leases. This rule, which becomes effective June 1, 2005, primarily affects the transportation allowance used to value the federal royalty.

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

The operations of Consolidated routinely involve the handling of significant amounts of oilfield related materials, some of which are classified as hazardous substances. Consolidated’s transportation operations are regulated under the Federal Motor Carrier Safety Regulations of the Department of Transportation as administered by the Kansas Department of Transportation, Oklahoma Department of Transportation, and Wyoming Department of Transportation. The operation of salt-water disposal wells by Consolidated is regulated by the Kansas Department of Health and Environment. Consolidated will incur an estimated $100,000 in costs associated with operating within current environmental regulations during 2006 primarily related to transportation of hazardous substances.

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

Infinity-Texas utilizes significant quantities of water in the fracture and stimulation of its wells in the Fort Worth Basin. Typically a high percentage of this water flows back and must be disposed of. Infinity-Texas drilled one disposal well in Erath County, Texas during 2005 at a cost of approximately $1,000,000.

Title to Properties

As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time Infinity acquires leases of properties believed to be suitable for drilling operations. Prior to the commencement of drilling operations, a thorough title examination of the drill site tract is conducted by independent attorneys. Once production from a given well is established, Infinity prepares a division order title opinion indicating the proper parties and percentages for payment or production proceeds, including royalties. We believe that we have satisfactory title to all of our material assets. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, we believe that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from our interest in these properties or will materially interfere with our use in the operation of our business. In addition, we believe that we have obtained sufficient rights-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects.

Operating Hazards and Insurance

The oil and natural gas business involves a variety of operating risks, such as those described under “Risk Factors” In accordance with industry practice, we maintain insurance against some, but not all, potential risks and losses. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

Employees

On December 31, 2005, Infinity and its subsidiaries had 143 employees. Consolidated had 125 employees in its oilfield services business; Infinity-Texas and Infinity-Wyoming had 14 employees in their exploration and production business; and Infinity had 4 employees in executive and administrative positions.

ITEM 1A.	RISK FACTORS

We have a history of operating losses and we may be unable to achieve long-term profitability.

We incurred a net loss in our fiscal years ended December 31, 2005, 2004 and 2003 of approximately $13.6 million, $4.6 million and $9.9 million, respectively. Our history of losses may impair our ability to obtain financing for drilling and other business activities on favorable terms or at all. It may also impair our ability to attract investors if we attempt to raise additional capital, to grow our business or for other business purposes, by selling additional debt or equity securities in a private or public offering.

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

Our future oil and gas revenue, operating results, profitability, future rate of growth and the carrying value of oil and gas properties will depend heavily on prevailing market prices for oil and gas. We expect the market for oil and gas to continue to be volatile for the foreseeable future. Excluding sales under a fixed price contract which averaged $4.21 per Mcf, gas price realizations ranged from a low of $5.81 to a high of $12.04 per Mcf during the year ended December 31, 2005. Oil price realizations ranged from a low of $43.12 per barrel to a high of $65.02 per barrel during the year. Based on fourth quarter 2005 production levels, each $1.00  decrease in the price of crude oil would reduce Infinity’s oil revenue by approximately $7,000 per month and if none of the gas produced were being sold under fixed price contracts, each $0.10 decrease in natural gas price would reduce Infinity’s gas revenue by approximately $6,500 per month.

Revenue generated from oilfield services provided by Consolidated is indirectly affected by the price of oil and gas. Consolidated has historically experienced higher revenue in periods of high oil and gas prices and lower revenue in periods of low oil and gas prices.

Approximately 69% of our proved reserves are natural gas. Therefore, the volatility in the price of natural gas will have the greatest impact on our operations. Various factors beyond our control affect prices of oil and gas, including:

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

A charge to earnings and book value would occur if there is a further ceiling write-down of the carrying value of our oil and gas properties. Impairments can occur when oil and gas prices are depressed or unusually volatile. Once incurred, a ceiling write-down of oil and gas properties is not reversible at a later date when better industry conditions may exist. We review, on a quarterly basis, the carrying value of our oil and gas properties under the full cost accounting rules of the SEC. Under these rules, costs of proved oil and gas properties may not exceed the present value of estimated future net revenue after giving effect to cash flow from hedges but excluding the future cash out flows associated with settling asset retirement obligations, discounted at 10%, net of taxes. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter, after giving effect to Infinity’s cash flow hedge positions, if any, and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time.

At December 31, 2005, the carrying amount of oil and gas properties subject to amortization exceeded the full cost ceiling limitation by approximately $13,450,000 based upon an average natural gas price of $8.21 per Mcf and an average oil price of $60.74 per barrel in effect at that date. In 2004 and 2003, the Company also recorded ceiling writedowns of $4,100,000 and $2,975,000. A decrease in oil or gas prices, which continue to remain volatile, an increase in production costs, a decrease in estimated gas production in future periods, or the reclassification of development costs to properties subject to depletion without an increase in associated proved reserves could result in a ceiling write-down during future periods.

Prices may be affected by regional factors.

The prices to be received for the natural gas production from our Wyoming and Texas properties will be determined mainly by factors affecting the regional supply of and demand for natural gas, which include the degree to which pipeline and processing infrastructure exists in the region. Regional differences could cause negative basis differentials, which could be significant, between the published indices generally used to establish the price received for regional natural gas production and the actual price received by us for our natural gas production.

Forward sales transactions may limit our potential gains or expose us to loss.

To manage our exposure to price risks in the marketing of our natural gas, we enter into fixed price natural gas physical delivery contracts from time to time with respect to a portion of our current or future production. These transactions could limit our potential gains if natural gas prices were to rise substantially over the prices established by the contracts. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production is less than expected;

•	the counterparties to our contracts fail to perform under the contracts; or

•	our production costs on the contracted production significantly increase.

Exploration and development of our oil and gas projects will require large amounts of capital which we may not be able to obtain.

Full exploration and development of our properties could require drilling in excess of 1,000 production wells, 100 disposal wells to handle produced water, and the construction of 100 production facilities. This could require capital expenditures over time of in excess of $1 billion. Currently, our potential sources of financing for these activities are cash generated by operations, future sales of equity securities, subordinated debt securities, or the sale of additional senior secured debt securities under the terms of an existing securities purchase agreement. Under that agreement, we can borrow up to $15 million per twelve-month period for the next two years, depending on our satisfaction of certain closing conditions and on our maximum balance of notes outstanding, based generally on a combination of performance of our oilfield service business and the after-tax PV-10 Value of our proved reserves.

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

Issuing equity securities to satisfy our financing or refinancing requirements could cause substantial dilution to existing stockholders. Debt financing could lead to:

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

Our Senior Secured Notes Facility is secured by a pledge of substantially all of our natural gas and oil properties and oilfield services business assets, is guaranteed by our subsidiaries and contains covenants that limit additional borrowings, dividends to stockholders, the incurrence of liens, investments, sales or pledges of assets, changes in control and other matters. The Senior Secured Notes Facility also requires that specified financial ratios be maintained. The restrictions of our Senior Secured Notes Facility may have adverse consequences on our operations and financial results including:

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

As of March 3, 2006, the principal amount of our long-term debt totaled approximately $42.1 million. Our level of debt could have important negative consequences to our business.

We may not be able to refinance our debt or obtain additional financing, particularly in view of the restrictions imposed by our Senior Secured Notes Facility on our ability to incur other debt and the fact that substantially all of our assets are currently pledged to secure obligations under that facility. Our overall level of long-term debt and our difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results including:

•	any additional financing we obtain may be on unfavorable terms;

•	we may have a higher level of debt than many of our competitors, which may place us at a competitive disadvantage;

•	we may issue equity securities at an undesired or unanticipated point in time to repay indebtedness, causing additional dilution to our stockholders;

•	we may be more vulnerable to economic downturns and adverse developments in our industry; and

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

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

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since our wells in Texas been producing for less than a year, other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir are used, in conjunction with the decline analysis method, to determine our estimates of proved reserves. As our wells are produced over time and more data is available, our estimated proved reserves will be redetermined at least annually and may be adjusted based on that data.

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

As a result of these and other factors, we will be required to periodically reassess the amount of our reserves, which may require us to recognize a ceiling write-down of our oil and gas properties. In 2005, 2004 and 2003 we recorded ceiling write downs of $13,450,000, $4,100,000 and $2,975,000, respectively. These factors could cause us to write down the value of our properties in future periods.

As of December 31, 2005, we had approximately $22.8 million invested in unproved oil and gas properties not subject to amortization. During 2006, a portion of the investment in unproved oil and gas properties may be reclassified to the full cost pool subject to depletion and the ceiling test, following our required periodic evaluation of the fair value of our unproved properties. The amount of any such reclassification could be significant. We could be required to write down a portion of the full cost pool of oil and gas properties subject to amortization upon reclassification of the unproved oil and gas property costs.

The oil and gas exploration business involves a high degree of business and financial risk.

The business of exploring for and developing oil and gas properties involves a high degree of business and financial risk. Property acquisition decisions generally are based on assumptions about the quantity, quality, production costs, marketability, and sales price for the acreage or reserves being acquired. Although available geological and geophysical information can provide information about the potential of a property, it is impossible to predict accurately the ultimate production potential, if any, of a particular property or well. Any decision to acquire a property is also influenced by our subjective judgment as to whether we will be able to locate the reserves, drill and equip the wells to produce the reserves, operate the wells economically, and market the production from the wells.

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

Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local government authorities. Infinity spent approximately $1.0 million to drill and equip one water disposal well in 2005 to handle water produced from gas wells. It costs Infinity approximately $50,000 per year to operate each disposal well. In addition to the environmental costs that will be incurred by our oil and gas production operations, Consolidated will incur an estimated $50,000 in costs associated with operating within current environmental regulations during 2006. New laws or regulations, or changes to current requirements, could result in our incurring significant additional costs. We could face significant liabilities to government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation.

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

Large volumes of water produced from coalbed methane wells and discharged onto the surface in the Powder River Basin of Wyoming have drawn the attention of government agencies, gas producers, citizens and environmental groups which may result in new regulations for the disposal of produced water. We intend to use injection wells to dispose of water into underground rock formations at certain of our fields and intend to discharge onto the surface where permissible. If our wells produce water of lesser quality than allowed under Colorado, Texas or Wyoming state law for surface discharge or injection into underground rock formations, we could incur costs of up to $7.50 per barrel of water to dispose of the produced water. At December 2005 production rates, this would cost us an additional $125,000 per month in average water disposal costs. If our wells produce water in excess of the limits of our existing disposal facilities, we may have to drill additional disposal wells. Each additional disposal well could cost us up to $1.0 million.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

There are currently no pending material legal proceedings to which we are a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Principal Market and Price Range of Common Stock

Infinity’s Common Stock began trading on the Nasdaq Small-Cap Market on June 29, 1994, under the symbol “IFNY.” The following table sets forth the high and low closing sale prices for Infinity’s Common Stock as reported by the Nasdaq Stock Market. The closing price of the Common Stock on March 3, 2006 was $9.40 per share.

Quarter Ended	High	Low

March 31, 2004	$5.15	$2.75
June 30, 2004	5.00	3.00
September 30, 2004	5.85	3.87
December 31, 2004	8.49	4.75
March 31, 2005	$13.79	$7.68
June 30, 2005	10.52	7.52
September 30, 2005	8.97	7.21
December 31, 2005	8.39	6.23

Approximate Number of Holders of Common Stock

At March 3, 2006, there were approximately 190 stockholders of record of Infinity’s $0.0001 par value Common Stock and an estimated 4,000 beneficial holders whose Common Stock is held in street name by brokerage houses.

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

The selected consolidated financial information presented below for the years ended December 31, 2005, 2004, 2003 and 2002, and the nine month transition period ended December 31, 2001 is derived from the audited consolidated financial statements of Infinity. Infinity changed its fiscal year end to December 31st from March 31st effective December 31, 2001. Certain reclassifications have been made to prior financial data to conform to the current presentation. The table gives effect to the two-for-one split of Infinity’s common stock effective May 13, 2002 for all periods presented. The following table should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and the Consolidated Financial Statements and Notes thereto.

	For the Period Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Statement of Operations Data
Revenue:
Oilfield service operations	$21,583	$14,721	$11,634	$8,570	$9,854
Exploration and production	9,192	6,267	6,589	2,368	1,759

Total revenue	30,775	20,988	18,223	10,938	11,613
Expenses:
Oilfield service operations	10,769	7,890	6,222	4,621	5,154
Oil and gas production expense	3,548	1,914	2,162	1,583	1,074
Production taxes	877	722	759	238	66
General and administrative expenses	5,836	5,462	5,311	4,647	2,789
Depreciation, depletion and amortization	7,451	5,198	3,074	1,783	1,063
Ceiling write-down of oil and gas properties	13,450	4,100	2,975	—	—

Total expenses	41,931	25,286	20,503	12,872	10,146

Other income (expense)
Financing costs	(4,828)	(3,329)	(7,795)	(837)	(1,866)
Change in derivative fair value	2,908	—	—	—	—
Gain (loss) on sale of assets	(96)	2,824	20	(34)	5,128
Other, net	(405)	170	130	104	(599)

Income (loss) before income taxes	(13,577)	(4,633)	(9,925)	(2,701)	4,130
Income tax (expense) benefit	—	—	—	1,144	(1,590)

Net income (loss)	$(13,577)	$(4,633)	$(9,925)	$(1,557)	$2,540

Basic income (loss) per common share	$(1.05)	$(0.49)	$(1.23)	$(0.22)	$0.39
Diluted income (loss) per common share	(1.05)	(0.49)	(1.23)	(0.22)	0.37
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$9,650	$5,463	$2,845	$136	$1,361
Investing activities	(42,454)	(9,942)	(6,902)	(16,218)	(3,232)
Financing activities	37,694	6,804	3,917	16,283	2,381
Balance Sheet Data
Cash and cash equivalents	$7,942	$3,052	$727	$867	$666
Accounts receivable, net of allowance	4,748	3,494	1,767	1,514	1,600
Net property and equipment	11,489	8,764	10,044	10,315	10,343
Net oil and gas properties	66,548	44,387	36,162	32,284	17,191
Net intangible assets	2,514	1,497	3,953	5,300	1,527
Total assets	94,284	64,048	55,266	53,130	33,097
Note payable and current portion of long-term debt	288	284	1,763	2,227	3,342
Accounts payable	5,035	4,001	2,645	2,876	2,591
Accrued liabilities	6,314	4,497	967	890	391
Long-term debt, net of current portion	39,874	25,340	26,230	24,247	10,421
Derivative liabilities	9,837	—	—	—	—
Stockholders’ equity	30,217	28,822	22,911	22,810	15,207

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Oil and Gas Exploration and Production Activity

Infinity, through Infinity-Texas, expanded its exploration and production operations into the Fort Worth Basin of Texas during the year ended December 31, 2005. Successful exploratory drilling during 2005 increased Infinity-Texas’ reserves to 6.7 Bcfe at December 31, 2005. As such, Infinity expects increased natural gas production from Infinity-Texas during 2006 as compared to 2005. The opportunity to operate in Texas was attractive to Infinity due to year-round access to exploration and development locations, ease of permitting, better weather, and less restrictive government and environmental laws and regulations. Meanwhile, Infinity-Wyoming continued to explore and develop the various projects and prospects in the Rocky Mountains, but continues to be hampered by weather, governmental and environmental restrictions and regulations, as well as various operational issues at the Labarge, Pipeline and Sand Wash fields.

Infinity expects to continue to explore and develop its Fort Worth Basin acreage and its Rocky Mountain prospects. Infinity expects its Rocky Mountain projects to proceed more slowly, due in part to governmental restrictions. Infinity raised incremental debt and equity capital to fund its exploration operations from the net proceeds of the Senior Secured Notes Facility and from the proceeds of option and warrant exercises during 2005. In addition to expected increases in cash flows from operating activities, Infinity will likely require external financing during 2006 and beyond to fund its exploration operations, although the type, timing, cost and amounts of such financing, if any, will depend upon general energy and capital markets conditions and the success of Infinity’s operations.

The Company engaged Netherland, Sewell and Associates, Inc. to prepare its December 31, 2005, 2004 and 2003 third party reserve evaluations. Results of these evaluations are disclosed in the “Supplemental Oil and Gas Disclosures” in Infinity’s Consolidated Financial Statements and in the “Oil and Natural Gas Reserves” section of Item 1. and Item 2. Business and Properties.

The following table provides statistical information for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Production:
Natural gas (MMcf)	875.5	953.4	1,080.5
Oil (thousands of barrels)	68.5	33.7	57.7
Total (MMcfe)	1,286.5	1,155.4	1,426.4
Financial Data (in thousands):
Total revenue	$9,192.0	$6,267.5	$6,589.3
Production expenses	3,547.8	1,913.7	2,161.7
Production taxes	877.1	722.2	758.8
Financial Data per Mcfe:
Total revenue	$7.14	$5.42	$4.62
Production expenses	2.76	1.66	1.52
Production taxes	0.68	0.63	0.53

Under full cost accounting rules, Infinity reviews, on a quarterly basis, the carrying value of its oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future revenue at the prices in effect as of the end of each fiscal quarter, and a write-down for accounting purposes is required if the ceiling is exceeded. At December 31, 2005, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $13,450,000 based upon an average natural gas price of $8.21 per Mcf and an average oil price of $60.74 per barrel in effect at that date. In 2004 and 2003, the Company also recorded ceiling writedowns of $4,100,000 and $2,975,000, respectively. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of additional ceiling write-downs of oil and gas properties in future periods. Subsequent to December 31, 2005, oil prices have increased slightly, while natural gas prices have generally declined.

Overview of Oilfield Service Operations

Consolidated continued to develop its business as the largest oilfield service provider in eastern Kansas and northeast Oklahoma. The continued strong price of natural gas and crude oil and the focus on development of the coal bed methane potential of the Cherokee basin in eastern Kansas and northeast Oklahoma and the Powder River Basin in northeastern Wyoming contributed to an overall increase in activity for Consolidated. During the year ended December 31, 2005, Consolidated achieved several operational milestones:

•	revenue of $21.6 million;

•	subsidiary level gross profit of approximately $10.8 million;

•	provided services to more than 500 customers; and

•	subsidiary level income before taxes of approximately $6.3 million

During 2005 Consolidated expanded its pressure-pumping fleet through the fabrication and construction of additional equipment. Consolidated also seeks opportunities, through acquisitions or mergers, to expand its service area or enhance the services it provides to its customers.

The following table details gross revenue, before discounts, for the years ended December 31, 2005, 2004 and 2003, based on the number and type of core service jobs performed:

	2005		2004		2003
Job Type	Jobs	Revenue	Jobs	Revenue	Jobs	Revenue
			(Dollars in thousands)

Cementing	3,445	$10,890	3,059	$8,213	1,955	$4,801
Acidizing	1,899	1,960	1,260	1,403	1,201	1,431
Fracturing	1,303	9,556	790	5,992	1,015	6,108
Discounts		(823)		(887)		(706)

		$21,583		$14,721		$11,634

2006 Operational and Financial Objectives

Exploration and Production

Infinity-Wyoming plans to focus on increasing production through development of acreage. Infinity-Wyoming anticipates 2006 capital expenditures will be approximately $1 million to complete 1 well in progress at December 31, 2005, conduct additional geological and geophysical analysis, and increase its acreage positions.

Infinity-Texas plans to focus on increasing its production and acreage position in the Fort Worth Basin of central Texas. Infinity-Texas anticipates its 2006 capital expenditures will be approximately $40 million to drill between 18 and 20 wells, complete 1 well in progress at December 31, 2005, conduct additional geological and geophysical analysis on its acreage and acquire additional acreage. Through March 3, 2006, Infinity-Texas has vertically drilled one well, horizontally drilled three wells, and drilling is ongoing on a fourth horizontal well. Through such date two of the horizontal wells have been completed as producers and one horizontal well and the vertical well are waiting completion operations. Infinity-Texas may increase its capital expenditures and drilling activity through the contracting of a second drilling rig.

The Company’s ability to complete these activities is dependent on a number of factors including, but not limited to:

•	The availability of the capital resources required to fund the activity;

•	The availability of third party contractors for drilling rigs and completion services (although the Company has one rig under contract and operating in Texas during the first quarter of 2006); and

•	The approval by regulatory agencies of applications for permits to drill in a timely manner.

Oilfield Services

Consolidated plans to increase its oilfield service revenue during 2006 as a result of the expansion of its fleet during 2005 and due to the expected increase in the number of wells to be drilled and completed by property owners in its service areas. Strategic acquisitions, if any, made in the future would be made in order to:

•	expand the services that are provided;

•	expand the area that is serviced; and

•	gain market share by providing complementary services to Consolidated’s existing services.

Revenue from oilfield services are expected to be approximately $28 million in 2006. Management believes that if it is able to identify strategic acquisitions during 2006, it would expect to fund any such acquisitions, which could individually cost up to $15 million, through external financings, which may include the issuance of subordinated debt or equity securities. Excluding acquisitions and related capital expenditures, Consolidated also expects capital expenditures to approximate $4 million in 2006 related to equipment and facilities. Management expects these capital expenditures to be financed through Consolidated’s cash flow from operations and cash on hand.

Corporate Activities

Infinity continues to negotiate the final development and production agreement with the Instituto Nicaraguense de Energia for the Perlas and Tyra blocks offshore Nicaragua. Management expects to execute a definitive contract during 2006. Upon execution, Infinity would be required to post a performance bond of less than $1 million for the initial work on the leases which will include an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data to be acquired.

Results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004

Net Loss

Infinity incurred a net loss after taxes of $13.6 million, or $1.05 per diluted share, in 2005 compared to a net loss after taxes of $4.6 million, or $0.49 per diluted share, in 2004. The change between periods was the result of the items discussed below.

Revenue

Infinity achieved total revenue of $30.8 million in 2005 compared to $21.0 million in 2004. The $9.8 million, or 47%, increase in revenue consisted of a $6.9 million increase in oilfield service revenue and a $2.9 million increase in oil and gas revenue. The increase in oilfield service revenue was principally attributable to an increase in the number of jobs completed in 2005 compared to 2004, particularly fracturing jobs, which generate the highest per job revenue of the services provide by Consolidated. The increase in oil and gas revenue was the result of improved price realizations for both oil and gas combined with higher oil sales volumes, partially offset by lower gas sales volumes. The increase in oil sales volumes was due primarily to successful developmental drilling in the Sand Wash Basin in northwest Colorado. Declines in gas sales volumes from the Company’s Pipeline field were partially offset by new production from exploratory drilling in the Fort Worth Basin.

Cost of Revenue

Infinity’s cost of revenue increased to $15.2 million in 2005, from $10.5 million in 2004. Oilfield service costs increased to $10.8 million during 2005, from $7.9 million in the prior year. The increase was principally attributable to increased materials, maintenance, fuel and labor costs resulting largely from the increase in the number of jobs performed in 2005 compared to 2004. Oil and gas production expenses increased to $3.5 million, or $2.76 per Mcfe, during 2005, from $1.9 million, or $1.66 per Mcfe, in the prior year. The increase in production expenses was attributable to costs incurred at the Company’s Sand Wash Basin property, which began producing in March 2005, and Fort Worth Basin properties, which began producing in the second quarter of 2005. Oil and gas production taxes for 2005 increased to $.9 million from $0.7 million in 2004 as a result of the increase in revenue discussed above.

Gross Profit

Infinity earned a gross profit of $15.6 million during 2005, a $5.1 million or 49% increase from $10.5 million gross profit in the prior year. Gross profit from oilfield services was $10.8 million, or 50% of oilfield services revenue, during 2005, compared to $6.8 million, or 46% of oilfield services revenue, in the prior year. The improvement in gross profit as a percentage of revenue was due principally to increased utilization of personnel and equipment during 2005. Gross profit from oil and gas operations for 2005 increased to $4.8 million from $3.6 million in 2004 primarily as a result of increased revenue as discussed above.

General and Administrative Expenses

General and administrative expenses increased slightly to $5.8 million for 2005, from $5.5 million in the prior year. The increase was largely due to an increase in personnel and personnel-related costs, costs associated with the Company’s Sarbanes-Oxley compliance efforts and increased cost of being incorporated in Delaware, partially offset by an increase in capitalized general and administrative expenses in 2005 as a result of increased drilling and acquisition activity.

Depreciation, Depletion, Amortization and Accretion

Infinity recognized depreciation, depletion, amortization and accretion (“DD&A”) expense of approximately $7.5 million during 2005, an increase of approximately $2.3 million compared to DD&A expense of approximately $5.2 million in the prior year. The increase in DD&A expense was due to an increase in finding costs associated with the Company’s exploration and development program, increased oil and gas production and increased investment in Consolidated’s fleet.

Ceiling Write Down

At December 31, 2005, the carrying amount of the Company’s oil and gas properties subject to amortization exceeded the full cost ceiling limitation by approximately $13,450,000 based upon an average natural gas price of $8.21 per Mcf and an average oil price of $60.74 per barrel in effect at that date. At December 31, 2004, the carrying amount of the Company’s oil and gas properties subject to amortization exceeded the full cost ceiling limitation by approximately $8,900,000 based upon an average natural gas price of $6.07 per Mcf and an average oil price of $40.25 per barrel in effect at that date. However, due to subsequent price increases to approximately $6.53 per Mcf of gas and $54.55 per barrel of oil at the March 15, 2005 measurement date, the Company was only required to record a ceiling writedown of $4,100,000 in the quarter and year ended December 31, 2004.

Other Income (Expense)

Other income and expense was a net expense of $2.4 million in 2005 compared to a net expense of $0.3 million in the prior year. The change of $2.1 million was principally due to (i) a $1.3 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates during 2005, (ii) $0.9 million of additional early extinguishment of debt expense resulting from additional debt retired during 2005, (iii) an impairment of approximately $0.4 million related to the sale of a note receivable in 2005, and (iv) decreases in gains on sales of assets of approximately $2.9 million related to gains recognized in 2004 primarily in connection with the sale of certain oilfield services assets in September 2004, partially offset by a $0.7 million decrease in amortization costs resulting from loan costs written off in connection with debt retirement in 2005 and $2.9 million income resulting from the decrease in the fair value of derivative liabilities (see Note 7 in Notes to Consolidated Financial Statements).

Income Tax

Infinity reflected no net tax benefit or expense in 2005 and 2004. The net operating losses generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of December 31, 2005 and 2004, the Company recorded a full valuation allowance for its net deferred tax asset, as further described in Note 9 of the consolidated financial statements.

Results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003

Net Loss

Infinity incurred a net loss after taxes of $4.6 million, or $0.49 per diluted share, in 2004 compared to a net loss after taxes of $9.9 million, or $1.23 per diluted share, in 2003. The change between periods was the result of the items discussed below.

Revenue

Infinity achieved total revenue of $21.0 million in 2004 compared to $18.2 million in 2003. The $2.8 million increase in revenue was attributable to a $3.1 million increase in oilfield service revenue, partially offset by a $0.3 million decrease in oil and gas production revenue. The increase in oilfield services revenue was primarily due to the acquisition of a pressure-pumping business located in Eureka, Kansas in April 2004. The decrease in oil and gas production revenue was primarily due to a decrease in production volumes during 2004 as compared to 2003.

Cost of Revenue

Infinity’s cost of revenue increased to $10.5 million in 2004, from $9.1 million in 2003. Oilfield service costs increased to $7.9 million during 2004, from $6.2 million in the prior year. The increase was principally attributable to increased materials, maintenance, fuel and labor costs resulting largely from the increase in the number of jobs performed in 2004 compared to 2003. Oil and gas production expenses decreased to $1.9 million during 2004, from $2.2 million in the prior year. The decrease in production expenses was attributable to the 19% decrease in equivalent production in 2004 compared to the prior year. Oil and gas production taxes for 2004 decreased to $0.7 million from $0.8 million in 2003 as a result of the decrease in equivalent production discussed above, partially offset by increased commodity price realizations in 2004.

Gross Profit

Infinity earned a gross profit of $10.5 million during 2004, a $1.4 million or 15% increase from $9.1 million gross profit in the prior year. Gross profit from oilfield services was $6.8 million, or 46% of oilfield services revenue, during 2004, compared to $5.4 million, or 47% of oilfield services revenue, in the prior year. Gross profit from oil and gas operations for 2004 decreased slightly to $3.6 million from $3.7 million in 2003 primarily as a result of decreased production expenses as discussed above.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2004 increased $0.2 million from $5.3 million in 2003 to $5.5 million in 2004. In 2003, Infinity incurred approximately $0.6 million in expenses associated with detailed negotiations relating to a potential merger and the process leading up to negotiations in which Infinity solicited and reviewed strategic alternatives. The increase between years was primarily due to increased personnel and related personnel costs.

Depreciation, Depletion, Amortization and Accretion

Infinity recognized additional DD&A expense of approximately $2.1 million during 2004, an increase to approximately $5.2 million compared to DD&A expense of approximately $3.1 million for 2003. The increase in DD&A expense was due to the increase in the depletion rate on and increased investment in oil and gas producing properties and the increase in the investment in Consolidated’s fleet in 2004.

Ceiling Write Down

At December 31, 2004, the carrying amount of the Company’s oil and gas properties subject to amortization exceeded the full cost ceiling limitation by approximately $8,900,000 based upon an average natural gas price of $6.07 per Mcf and an average oil price of $40.25 per barrel in effect at that date. However, due to subsequent price increases to approximately $6.53 per Mcf of gas and $54.55 per barrel of oil at the March 15, 2005 measurement date, the Company was only required to record a ceiling writedown of $4,100,000 in the quarter and year ended December 31, 2004. During 2003, the Company recorded a ceiling writedown of $2,975,000 as a result of significant revisions to its December 31, 2003 year end reserves and other economic decisions made by the Company.

Other Income (Expense)

Other income and expense was a net expense of $0.3 million in 2004 compared to a net expense of $7.6 million in the prior year. The change of $7.3 million was principally due to (i) the recognition in 2003 of $5.6 million of amortization of loan costs associated with the value of warrants and options granted in conjunction with obtaining new debt financing and the amortization of $0.6 million of cash loan costs paid when those same loans were obtained, compared to $2.1 million of amortization of loan costs in 2004, and (ii) a $0.3 million decrease in interest expense in 2004 compared to 2003 due to a decrease in average debt outstanding, lower interest rates on certain indebtedness and an increase in interest capitalized to undeveloped properties.

Income Tax

Infinity reflected no net tax benefit or expense in 2004 and 2003. The net operating losses generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of December 31, 2004 and 2003, the Company recorded a full valuation allowance for its net deferred tax asset.

Liquidity and Capital Resources

Infinity’s primary sources of liquidity are cash provided by operations and debt and equity financing. Infinity’s primary needs for cash are for the operation, development, production, exploration and acquisition of oil and gas properties, for fulfillment of working capital obligations, and for the operation and development of the oilfield service business.

As of December 31, 2005, the Company had working capital of $1.6 million, compared to a working capital of $0.3 million at December 31, 2004. The $1.3 million increase in working capital is largely the result of cash provided by operations (prior to changes in working capital components) during 2005 of $7.2 million, and cash provided by financing activities of $37.7 million, partially offset by cash used in investing activities of $43.7 million, adjusted for the proceeds from a note receivable that was included in working capital at December 31, 2004.

During the year ended December 31, 2005, cash provided by operating activities was $9.7 million, compared to $5.5 million in 2004. The increase in cash provided by operating activities of $4.2 million was primarily due to improved gross profit, partially offset by increased interest expense and cash expenses paid in connection with early extinguishment of debt.

During 2005, Infinity used $42.5 million in investing activities, compared to $9.9 million used in 2004. The increase in cash used in investing activities of $32.6 million was primarily attributable to a $27.6 million increase in exploration and production capital expenditures related to the Company’s exploration and development program, a $3.0 million increase in oilfield services capital expenditures and a $4.6 million decrease in proceeds from the sale of assets, partially offset by a decrease of $1.4 million in oilfield services and exploration and production acquisition costs and proceeds of $1.2 million related to the Company’s sale of a note receivable in 2005.

During 2005, cash provided by financing activities was $37.7 million, compared to $6.8 million provided by financing activities during 2004. The increase in cash provided by financing activities of $30.9 million was principally due to an increase of $39.2 million in debt proceeds related to the net cash proceeds provided by the sale of $45.0 million of Senior Secured Notes, discussed below, partially offset by a $5.0 million decrease in proceeds from the sale of common stock and exercise of options and warrants during 2005, increased debt and equity issuance costs of $2.4 million and increased debt repayments of $1.3 million.

On January 13, 2005, Infinity entered into a securities purchase agreement (the “Senior Secured Notes Facility”), pursuant to which Infinity sold $30 million aggregate principal amount of senior secured notes (the “Initial Notes”) due January 13, 2009 and five-year warrants to purchase 924,194 shares of the Company’s common stock at an exercise price of $9.09 per share and 732,046 shares of the Company’s common stock at an exercise price of $11.06 per share. The Initial Notes have an initial maturity of 48 months subject to extension for an additional twelve months upon the mutual agreement of Infinity and the holders. Pursuant to the terms of the Senior Secured Notes Facility, on September 7, 2005 and December 9, 2005, the Company sold $9.5 million and $5.5 million, respectively, of additional principal amount of senior secured notes (the “Additional Notes” and together with the Initial Notes, the “Notes”) due March 7, 2009 and June 9, 2009, respectively, and five-year warrants to purchase 283,051 shares, 224,202 shares, 191,882 shares and 151,988 shares of the Company’s common stock at exercise prices of $9.40 per share, $11.44 per share, $8.03 per share and $9.77 per share, respectively. The Additional Notes have initial maturities of 42 months (54 months if the maturity of the Initial Notes is extended). The Notes bear interest at the 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (11.23% at December 31, 2005).

The Notes are secured by essentially all of the assets of Infinity and its subsidiaries and are guaranteed by each of Infinity’s active subsidiaries. The Notes are redeemable by Infinity for cash at any time during the first year at 105% of par value, declining by 1% per year thereafter (101% during any extended maturity period), together with any accrued and unpaid interest. Under certain circumstances, Infinity has the option to repay the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion. In accordance with terms of the Senior Secured Notes Facility, in January 2006, the Company elected to settle approximately $861,000 of interest due January 3, 2006 through the issuance of 126,084 shares of common stock. In addition, also in accordance with terms of the Senior Secured Notes Facility, in 2006, through March 3, 2006, the Company had converted $3 million principal amount of Notes, along with accrued interest of $37,000, into 382,062 shares of common stock.

Under certain circumstances at quarterly intervals and over a three year period, Infinity has the option to sell additional Notes, along with additional Warrants, in amounts up to $15 million in any rolling twelve-month period, up to an additional $30 million. The additional Notes would have an initial maturity of 42 months (54 months if the maturity of the Initial Notes is extended). The issuance of additional Notes is subject to Infinity’s satisfaction of various closing conditions. The ability to issue additional Notes or the requirement to prepay Notes prior to maturity will depend upon a maximum Notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of the Company’s proved reserves. The maximum Notes balance at December 31, 2005 exceeded the Notes outstanding on that date.

During the first quarter of 2005, all $2.5 million of the Company’s 8% Subordinated Convertible Notes outstanding as of December 31, 2004, and accrued interest on those notes, were converted in their entirety into 517,296 shares of the Company’s common stock. During the first and second quarters of 2005, an aggregate of $11.5 million of the Company’s 7% Subordinated Convertible Notes and accrued interest on those notes were converted into an aggregate 1,498,940 shares of the Company’s common stock. The remaining balance of $38,000 plus accrued interest was paid in full on April 22, 2005.

As a result of the January 13, 2005 closing of the Senior Secured Notes Facility, an aggregate of $8.6 million outstanding at December 31, 2004 under two separate bank facilities was repaid in full on January 13, 2005.

Outlook for 2006

Depending on the availability of capital resources, the availability of third party contractors for drilling and completion services, and satisfaction of regulatory activities, Infinity could incur capital expenditures of $46 million during 2006. Approximate capital expenditures by operating entity are anticipated to be $40 million by Infinity-Texas; $1 million by Infinity-Wyoming; $4 million by Consolidated and $1 million by Infinity Energy Resources, Inc. The Company could also make capital expenditures for acquisitions or accelerated drilling activities in excess of these amounts should appropriate opportunities arise.

At quarterly intervals and over a three year period, Infinity has the option under the Senior Secured Notes Facility to sell additional Notes, along with additional Warrants, in amounts up to $15 million in any rolling twelve-month period, up to a maximum Notes balance of $75 million. The ability to issue additional Notes will depend upon a maximum notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of our proved reserves. The maximum Notes balance or Free Cash Flow Amount as of December 31, 2005 was approximately $61 million.

Depending on the market price for crude oil and natural gas during 2006, stabilized production levels from wells placed on line during 2005 and 2006, and continued demand for and acceptance of oilfield service operations in the geographic areas served by Consolidated, Infinity would expect to generate cash flow from operating activities during 2006 of between $15 million and $20 million.

During 2005, Infinity realized proceeds from the exercise of options and warrants of approximately $5 million. Although it cannot predict with certainty the level of such activity in any given period, Infinity believes it can expect a similar level of activity in 2006.

In summary, Infinity believes that it will have at least $37 million available to it in 2006 from working capital at December 31, 2005 (approximately $1.6 million), external financing, including the potential sale of additional Notes under the Senior Secured Notes Facility, and cash from operating activities, to fund its 2006 planned capital expenditures of approximately $46 million. Infinity will require external financing in 2006 to fund its planned drilling and exploration activities.

Should Infinity identify acquisition opportunities, or if it wishes to accelerate the exploration and development of its oil and gas properties beyond that currently anticipated, or if cash flow from operating activities is not at levels anticipated, or if Infinity is unable to sell additional Notes and Warrants under the Senior Secured Notes Facility, Infinity may seek the forward sale of oil and gas production, partnerships or strategic alliances for the development of its undeveloped acreage, the public or private offering of common or preferred equity or subordinated debt, asset sales, or other joint interest or joint venture opportunities to fund any cash shortfalls, or, because Infinity’s planned capital expenditures are largely discretionary, Infinity could decrease the level of its planned capital expenditures.

Critical Estimates

Following is a discussion of estimates used in the preparation of Infinity’s financial statements that management deems to be critical in nature because either (i) the accounting estimate requires the Company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made, and different estimates could have reasonably been used for the accounting estimate in the current period, or (ii) in management’s judgment changes in the accounting estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of the Company’s financial condition or results of operations.

Reserve Estimates

Infinity’s estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, the Company must estimate the amount and timing of future operating costs, production and property taxes, development costs, and workover costs, all of which may, in fact, vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Any significant variance in these assumptions could materially affect the estimated quantity and value of the Company’s reserves. Despite the inherent imprecision in these engineering estimates, oil and gas reserves are used throughout Infinity’s financial statements. For example, since oil and gas properties are depleted using the units-of-production method, the quantity of reserves could significantly impact DD&A expense. In addition, oil and gas properties are subject to a ceiling limitation based in part on the quantity of proved reserves. Finally, these reserves are the basis for supplemental oil and gas disclosures.

Unproved Properties

On a quarterly basis, the costs of unproved properties are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonments of unproved properties are accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.

Fair Value of Derivatives

The Company records all derivative instruments assets or liabilities at fair value on the balance sheet. The accounting treatment for the changes in fair value is dependent upon whether or not a derivative instrument qualifies for hedge accounting and, if so, whether the derivative is a cash flow hedge or a fair value hedge. Changes in the fair value of effective cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings. For fair value hedges, to the extent the hedge is effective there is no effect on the statement of operations, because changes in the fair value of the derivative instrument offset changes in the fair value of the hedged item. For derivative instruments that do not qualify as fair value hedges or cash flow hedges, changes in fair value are recognized in earnings.

The Company periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges are to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. The Company’s senior secured notes (see Note 6) include certain terms, conditions and features that are separately accounted for as embedded derivatives at estimated fair value. In addition, the related warrants issued with the senior secured notes and non-employee options and warrants are also separately accounted for as freestanding derivatives at estimated fair value.

The estimated fair values of the Company’s derivative instruments require substantial judgment. The determination of fair value includes significant estimates by management including the term of the instruments, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or exercise, among other items. The fluctuations in estimated fair value may be significant from period to period, which, in turn, may have a significant impact on the Company’s reported financial condition and results of operations.

Asset Retirement Obligations

The Company has obligations to remove tangible equipment and restore locations, primarily associated with plugging and abandoning wells. Estimating future restoration and removal costs, or asset retirement obligations (“ARO”), is difficult and requires management to make estimates and judgments, because most of the removal obligations are several years in the future. Inherent in the calculation of the present value of the Company’s ARO under existing accounting literature are numerous assumptions and judgments, including ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. In addition, increases in the discounted ARO liability resulting from the passage of time will be reflected as accretion expense in the Consolidated Statements of Operations.

Valuation of Tax Asset

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes recognized is limited to the amount of the benefit that is more likely than not to be realized In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, as of December 31, 2005 and 2004, management was not able to concluded that it is more likely than not that the Company will realize the benefits of these deductible differences. As such, at December 31, 2005 and 2004, the Company recorded a full valuation allowance for its net deferred tax asset.

Critical Policies

The accounting for Infinity’s business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the full-cost method and the successful efforts method. The differences between the two methods can lead to significant variances in the amounts reported in the Company’s financial statements. Infinity has elected to follow the full-cost method, which is described below.

Oil and Gas Properties, Depreciation and Full Cost Ceiling Test

Under the full cost method of accounting for oil and gas properties, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition costs, geological and geophysical work, delay rentals, the cost of drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary related costs directly attributable to these activities. The capitalized costs are depleted over the life of the reserves associated with the assets with the depletion expense recognized in the period that the reserves are produced. This depletion expense is calculated by dividing the period’s production volumes by the estimated volume of reserves associated with the investment and multiplying the calculated percentage by the capitalized investment.

The costs of wells in progress and unevaluated properties, including any related capitalized interest, are not amortized. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonments of unproved properties are accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.

Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The test determines a limit, or ceiling, on the net book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved oil and natural gas reserves, as adjusted for asset retirement obligations and the effect of cash flow hedges. This ceiling is compared to the net book value of the oil and gas properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment, or non-cash writedown, is required. A ceiling test impairment could cause the Company to record a significant non-cash loss for a particular period; however, the future depletion, depreciation and amortization rate would be reduced.

At December 31, 2005, the carrying amount of oil and gas properties subject to amortization exceeded the full cost ceiling limitation by approximately $13,450,000 based upon an average natural gas price of $8.21 per Mcf and an average oil price of $60.74 per barrel in effect at that date. In 2004 and 2003, the Company also recorded ceiling writedowns of $4,100,000 and $2,975,000, respectively.

Under the alternative “successful efforts method” of accounting, surrendered, abandoned, and impaired leases, delay lease rentals, dry holes, and overhead costs are expensed as incurred. Capitalized costs are depleted on a property by property basis under the successful efforts method. Impairments are assessed on a property by property basis and are charged to expense when assessed. In general, the application of the full cost method of accounting results in higher capitalized costs and higher depletion rates compared to the successful efforts method.

The Company follows the full cost method because management believes it appropriately reflects the cost of the Company’s exploration programs as part of an overall investment in discovering and developing proved reserves.

Contractual Obligations

The following table summarizes by period the Company’s contractual obligations as of December 31, 2005.

	Payments Due by Period
	Total	2006	2007 and 2008	2009 and 2010	Thereafter
	(In thousands)

Senior Secured Notes(a)	$45,000	$—	$—	$45,000	$—
Note payable to seller(b)	2,203	118	203	183	1,699
Asset retirement obligations(c)	1,413	284	697	60	372
Capital lease	181	93	88	—	—
Operating leases	166	97	69	—	—
Gas gathering commitments(d)	4,954	400	1,680	1,916	958
Non-current production and property taxes	401	—	401	—	—

Total contractual obligations	$54,318	$992	$3,138	$47,159	$3,029

(a)	The amounts included in the table above represent principal maturities only. The Senior Secured Notes accrue interest at the 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (11.23% at December 31, 2005). See Note 6 of Notes to Consolidated Financial Statements.

(b)	This note payable was given by the Company in connection with the acquisition of a 50% interest in an aircraft in 2003. In February 2006, the Company sold its 50% interest in the aircraft and settled the related note payable. The table above reflects the Company’s obligation under the note payable as of December 31, 2005. See Note 16 of Notes to Consolidated Financial Statements.

(c)	The table above reflects the Company’s best estimate of the settlement of its asset retirement obligations; however, neither the timing nor the ultimate settlement amounts of such obligations can be determined in advance with any precision. See Note 1 of Notes to Consolidated Financial Statements.

(d)	Gathering commitments represent minimum estimated gathering fees under a gas gathering contract for gas production from the Company’s Erath County, Texas properties; however, the ultimate settlement amounts of these obligations can not be determined in advance with any precision. The table above does not reflect the obligations associated with a gas gathering contract related to the Company’s Pipeline field. The Pipeline contract is subject to certain delivery commitments that Infinity-Wyoming has not met. However, the gas gatherer has also not been able to supply the additional system capacity to allow Infinity-Wyoming to meet its delivery obligations and, Infinity-Wyoming expects that the contract will be amended to reflect volume requirements that are consistent with deliveries, although the contract term will likely be lengthened. See Note 10 of Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. SFAS No. 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce the Company’s future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future.

SFAS No. 123(R) must be adopted no later than January 1, 2006 and permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the adoption date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the adoption date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The adoption of SFAS No. 123(R) had no impact on the Company’s results of operations because all employee stock options outstanding at December 31, 2005 were fully vested. As permitted by SFAS No. 123, through December 31, 2005 the Company accounted for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company generally did not recognize compensation expense associated with employee stock option grants. Had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Company adopted the provisions of FIN 47 effective December 31, 2005. The adoption of FIN 47 had no impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity’s crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Excluding sales under a fixed price contract which averaged $4.21 per Mcf, gas price realizations ranged from a low of $5.81 to a high of $12.04 per Mcf during the year ended December 31, 2005. Oil price realizations ranged from a low of $43.12 per barrel to a high of $65.02 per barrel during that period.

Infinity periodically enters into fixed-price physical contracts and commodity derivative contracts on a portion of its projected natural gas and crude oil production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels by reducing the exposure to oil and gas price fluctuations. As of December 31, 2005, the Company had one fixed price physical contract in place with the following terms:

Delivery Dates	MMBtu per Day	Fixed Price

April 1, 2005 - March 31, 2006	2,000	$4.15

Sales under this fixed price contract are accounted for as normal sales agreements under the exemption in SFAS No. 133. For the years ended December 31, 2005 and 2004, the effect of Infinity’s sale of a portion of its gas production under a fixed price contract, compared to spot sales, was a decrease in revenue of approximately $1.4 million and $0.6 million, respectively.

As of December 31, 2005, Infinity had two costless collar arrangements in place to manage exposure to oil price volatility on a portion of its oil production. The following table sets forth the terms of the Company’s collar arrangements as of December 31, 2005:

Terms of Arrangements	Bbls per Day	Floor Price	Ceiling Price

January 1, 2006 - June 30, 2006	50	$50.00	$64.40
October 1, 2005 - December 31, 2006	50	$52.50	$74.00

Subsequent to December 31, 2005, the Company entered into the following costless collar arrangement:

Terms of Arrangement	Bbls per Day	Floor Price	Ceiling Price

January 1, 2007 - June 30, 2007	50	$57.50	$77.50

All of the Company’s collar arrangements have been designated as cash flow hedges.

The Securities Purchase Agreement dated as of January 13, 2005 by and among Infinity and the Buyers of the Notes includes a covenant that at each date that is the end of a quarterly or annual period covered by a quarterly report on Form 10-Q or annual report on Form 10-K (a “Determination Date”), at least 20% of the Company’s estimate of its oil and gas production for the 12-month period commencing immediately after such Determination Date shall be protected from price fluctuations using derivatives, fixed price agreements and/or volumetric production payments. It is the opinion of management that the Company was in compliance with this hedging requirement at December 31, 2005.

ITEM 8.	FINANCIAL STATEMENTS.

The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” and contained in this Form 10-K commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of its financial statements in accordance with generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management’s projections of any evaluation of the effectiveness of internal control over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Company’s management determined that as of December 31, 2005, the Company’s internal control over financial reporting was effective.

Report of Registered Public Accounting Firm

Ehrhardt Keefe Steiner & Hottman PC, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2005, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Infinity is incorporated by reference to the section entitled “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 annual meeting of stockholders (the “Proxy Statement”).

ITEM 11:	EXECUTIVE COMPENSATION

Reference is made to the information set forth under the caption “Executive Compensation and Other Information” in the Proxy Statement, which information (except for the report of the board of directors on executive compensation and the performance graph) is incorporated by reference in this report on Form 10-K.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report on Form 10-K or incorporated by reference.

(1) Our consolidated financial statements are listed on the “Index to Consolidated Financial Statements” on Page F-1 to this report.

(2) Financial Statement Schedules (omitted because not applicable or not required. Information is disclosed in the notes to the financial statements).

(3) The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Placement Agent Warrant in connection with 8% Convertible Subordinated Notes(2)
4.2	Form of Placement Agent Warrants in connection with 7% Convertible Subordinated Notes(3)
4.3	Form of Warrant Agreement for 12% Bridge Note Financing(2)
4.4	Form of Registration Rights Agreement in connection with January 2004 private placement(4)
4.5	Form of Registration Rights Agreement for November 2004 private placement(5)
4.6	Securities Purchase Agreement for Senior Secured Notes dated January 13, 2005(6)
4.7	Form of Initial Note for Senior Secured Notes(6)
4.8	Form of Additional Note for Senior Secured Notes(6)
4.9	Registration Rights Agreement dated January 13, 2005(6)
4.10	Form of Warrant in connection with Senior Secured Notes(6)
4.11	Form of Security Agreement for Senior Secured Notes(6)
4.12	Form of Guaranty for Senior Secured Notes(6)
4.13	Form of Mortgage for Senior Secured Notes(6)
10.1	Stock Option Plan(2); 1999 Stock Option Plan(7); 2000 Stock Option Plan(8); 2001 Stock Option Plan(8); 2002 Stock Option Plan(9); 2003 Stock Option Plan(10); 2004 Stock Option Plan(11); 2005 Equity Incentive Plan(12)
10.2	Promissory Note to Stanton E. Ross, dated June 11, 2004(13)
10.3	First Additional Closing Agreement dated September 7, 2005(14)
21	Subsidiaries of the Registrant
23.1	Consent of Ehrhardt, Keefe, Steiner & Hottman, P.C.
23.2	Consent of Netherland Sewell and Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002)
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed on September 13, 2005.

(2)	Incorporated by reference to our Registration Statement (No. 33-17416-D).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on June 29, 2002 (File No. 333-96671).

(4)	Incorporated by reference to our Current Report on Form 8-K, filed on January 21, 2004.

(5)	Incorporated by reference to our Current Report on Form 8-K, filed on November 16, 2004.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed on January 14, 2005.

(7)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

(8)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

(9)	Incorporated by reference to our Annual Report on Form 10-KSB for the transition period ended December 31, 2001.

(10)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(11)	Incorporated by reference to our Registration Statement on Form S-8 filed on July 15, 2004 (File No. 333-117390).

(12)	Incorporated by reference to our Registration Statement on form S-8 filed on August 29, 2005 (File No. 333-12794).

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(14)	Incorporated by reference to our Current Report on Form 8-K, filed on September 8, 2005.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINITY ENERGY RESOURCES, INC.

By:	/s/ JAMES A. TUELL
James A. Tuell
President and Chief Executive Officer
Dated: March 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Infinity and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ JAMES A. TUELL James A. Tuell	President and Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2006

/s/ TIMOTHY A. FICKER Timothy A. Ficker	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2006

/s/ STANTON E. ROSS Stanton E. Ross	Director	March 8, 2006

/s/ ELLIOT M. KAPLAN Elliot M. Kaplan	Director	March 8, 2006

/s/ ROBERT O. LORENZ Robert O. Lorenz	Director	March 8, 2006

/s/ LEROY C. RICHIE Leroy C. Richie	Director	March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infinity Energy Resources, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Infinity Energy Resources, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Managements’ Report on Internal Control over Financial Reporting included in Item 9A, that Infinity Energy Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity Energy Resources, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Infinity Energy Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Furthermore, in our opinion, Infinity Energy Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 3, 2006
Denver, Colorado

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$7,942	$3,052
Accounts receivable, less allowance for doubtful accounts of $70 (2005) and $85 (2004)	4,748	3,494
Note receivable	—	1,581
Inventories	453	286
Prepaid expenses and other	422	654

Total current assets	13,565	9,067
Property and equipment, at cost, net of accumulated depreciation	11,489	8,764
Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down:
Proved	43,699	28,792
Unproved	22,849	15,595
Intangible assets, at cost, less accumulated amortization	2,514	1,497
Other assets, net	168	333

Total assets	$94,284	$64,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable and current portion of long-term debt	$288	$284
Accounts payable	5,035	4,001
Accrued liabilities	6,314	4,497
Current portion of asset retirement obligations	284	—

Total current liabilities	11,921	8,782
Long-term liabilities:
Production taxes payable	401	469
Asset retirement obligations, less current portion	1,129	635
Accrued interest	905	—
Derivative liabilities	9,837	—
Long-term debt, less current portion	39,874	11,330
Subordinated convertible notes payable	—	14,010

Total liabilities	64,067	35,226

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $.0001, authorized 10,000,000 shares, issued and outstanding -0- (2005) and -0- (2004) shares	—	—
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 13,501,988 (2005) and 10,628,196 (2004) shares	1	1
Additional paid-in-capital	58,335	43,363
Accumulated deficit	(28,119)	(14,542)

Total stockholders’ equity	30,217	28,822

Total liabilities and stockholders’ equity	$94,284	$64,048

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Revenue:
Oilfield service operations	$21,583	$14,721	$11,634
Exploration and production	9,192	6,267	6,589

Total revenue	30,775	20,988	18,223
Cost of revenue:
Oilfield service operations	10,769	7,890	6,222
Oil and gas production expenses	3,548	1,914	2,162
Oil and gas production taxes	877	722	759

Total cost of revenue	15,194	10,526	9,143

Gross profit	15,581	10,462	9,080

General and administrative expenses	5,836	5,462	5,311
Depreciation, depletion, amortization and accretion	7,451	5,198	3,074
Ceiling write-down of oil and gas properties	13,450	4,100	2,975

	26,737	14,760	11,360

Operating loss	(11,156)	(4,298)	(2,280)
Other income (expense):
Financing costs:
Interest expense	(2,486)	(1,232)	(1,594)
Amortization of loan discount and costs	(1,066)	(1,741)	(6,146)
Early extinguishment of debt	(1,276)	(356)	(55)
Change in derivative fair value	2,908	—	—
Gain (loss) on sales of other assets	(96)	2,824	20
Other	(405)	170	130

Total other expense	(2,421)	(335)	(7,645)

Net loss before income taxes	(13,577)	(4,633)	(9,925)
Income taxes	—	—	—

Net loss	$(13,577)	$(4,633)	$(9,925)

Basic and diluted net loss per share	$(1.05)	$(0.49)	$(1.23)

Weighted average shares outstanding (basic and diluted)	12,936	9,495	8,048

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003

				(Accumulated		Accumulated
			Additional	Deficit)	Total	Other
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Income (Loss)	Equity
	(In thousands, except share data)

Balance, December 31, 2002	7,558,462	$1	$22,871	$16		$(77)	$22,811
Issuance of common stock upon the exercise of options and warrants	146,169	—	824	—		—	824
Conversion of subordinated convertible notes and accrued interest into common stock	499,401	—	3,236	—		—	3,236
Options and warrants granted in connection with amendments and agreements related to bridge loans	—	—	5,790	—		—	5,790
Comprehensive loss:
Net loss	—	—	—	(9,925)	$(9,925)	—	(9,925)
Change in fair value of fixed price delivery contract, net of tax benefit	—	—	—	—	257	257	257
Reclassifications, net of income tax expense	—	—	—	—	(82)	(82)	(82)

Comprehensive loss					$(9,750)

Balance, December 31, 2003	8,204,032	1	32,721	(9,909)		98	22,911
Issuance of common stock in private equity placement, net of financings costs	2,027,000	—	8,918	—		—	8,918
Issuance of common stock to partially repay related party debt	125,000	—	500	—		—	500
Issuance of common stock upon the exercise of options and warrants	146,300	—	428	—		—	428
Conversion of subordinated convertible notes and accrued interest into common stock	125,864	—	796	—		—	796
Comprehensive loss:
Net loss	—	—	—	(4,633)	(4,633)	—	(4,633)
Reclassifications, net of income tax expense	—	—	—	—	(98)	(98)	(98)

Comprehensive loss					$(4,731)

Balance, December 31, 2004	10,628,196	1	43,363	(14,542)		—	28,822
Reclassification of non-employee warrants to derivative liabilities	—	—	(6,090)	—		—	(6,090)
Reclassification of non-employee warrants from derivative liabilities in connection with exercise	—	—	2,174	—		—	2,174
Issuance of common stock upon the exercise of options and warrants	857,556	—	4,707	—		—	4,707
Conversion of subordinated convertible notes and accrued interest into common stock	2,016,236	—	14,181	—		—	14,181
Comprehensive loss:
Net loss	—	—	—	(13,577)	(13,577)	—	(13,577)

Comprehensive loss					$(13,577)

Balance, December 31, 2005	13,501,988	$1	$58,335	$(28,119)		$—	$30,217

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net loss	$(13,577)	$(4,633)	$(9,925)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization, accretion and ceiling write-down	20,901	9,298	6,049
Amortization of loan discount and costs	1,066	1,741	6,146
Non-cash early extinguishment of loan cost	1,052	356	55
Change in fair value of derivative liabilities	(2,908)	—	—
Impairment of note receivable and other	530	—	—
(Gain) loss on sales of other assets	96	(2,824)	(20)
Unrealized loss on commodity derivative instruments	28	—	—
Change in operating assets and liabilities
Increase in accounts receivable	(1,273)	(1,687)	(252)
(Increase) decrease in inventories	(167)	65	(11)
(Increase) decrease in prepaid expenses and other	232	(89)	(12)
Increase in accounts payable	1,034	1,526	33
Increase in accrued liabilities	2,636	1,710	782

Net cash provided by operating activities	9,650	5,463	2,845

Cash flows from investing activities:
Capital expenditures — exploration and production	(39,271)	(11,714)	(6,274)
Capital expenditures — oilfield services	(4,190)	(1,149)	(460)
Acquisitions — exploration and production	(330)	(516)	—
Acquisitions — oilfield services, net of cash acquired	—	(1,189)	—
Proceeds from sale of fixed assets — exploration and production	133	156	—
Proceeds from sale of fixed assets — oilfield services	31	4,654	105
Increase in other assets	(31)	(200)	(288)
Proceeds from note receivable	1,204	16	15

Net cash used in investing activities	(42,454)	(9,942)	(6,902)

Cash flows from financing activities:
Proceeds from notes payable	434	295	—
Proceeds from borrowings on long-term debt	45,000	5,845	11,453
Proceeds from issuance of common stock	4,707	9,666	824
Debt and equity issuance costs	(2,751)	(320)	—
Repayment of notes payable	(406)	(664)	—
Repayment of long-term debt	(9,290)	(8,018)	(8,360)

Net cash provided by financing activities	37,694	6,804	3,917

Net increase (decrease) in cash and cash equivalents	4,890	2,325	(140)
Cash and cash equivalents, beginning of period	3,052	727	867

Cash and cash equivalents, end of period	$7,942	$3,052	$727

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$1,175	$436	$1,590
Non-cash transactions:
Non-cash costs capitalized in the full cost pool for oil and gas properties	764	1,070	2,715
Property and equipment acquired through capital lease or assumption of debt	189	195	968
Oil and gas properties acquired through seller financed debt	—	—	263
Options and warrants granted in connection with debt, recorded as loan costs or debt discount	8,828	120	5,791
Conversion of subordinated convertible notes and accrued interest to common stock	14,181	796	3,236
Issuance of common stock to partially repay related party debt	—	500	—
Issuance of additional notes in lieu of cash interest payment on 7% subordinated convertible notes	—	795	379

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

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

Basis of Presentation

The consolidated financial statements include the accounts of Infinity Energy Resources, Inc. and its wholly-owned subsidiaries, which include Consolidated Oil Well Services, Inc., Infinity Oil & Gas of Wyoming, Inc., Infinity Oil and Gas of Texas, Inc., Infinity Oil & Gas of Kansas, Inc. and CIS — Oklahoma, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the consolidated financial statements include the estimated carrying value of unproved properties, the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, the estimated cost and timing related to asset retirement obligations, the estimated fair value of derivative liabilities and the realizability of deferred tax assets.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand and demand deposits with financial institutions. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. Management monitors the soundness of the financial institutions and believes the Company’s risk is negligible. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company’s revenue producing activities are conducted primarily in Colorado, Kansas, Oklahoma, Texas and Wyoming. The Company grants credit to qualified customers, which potentially subjects the Company to credit risk resulting from, among other factors, adverse changes in the industries in which the Company operates and the financial condition of its customers. The Company continuously monitors collections and payments from its

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers and maintains an allowance for doubtful accounts based upon historical experience and any specific customer collection issues identified.

Inventories

Inventories, consisting primarily of cement mix, sand, fuel and chemicals, are stated at the lower of cost or market. Cost has been determined on the first-in, first-out method.

Derivative Instruments

The Company accounts for derivative instruments or hedging activities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 133 requires the Company to record derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings.

The Company periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

The Company’s Senior Secured Notes (see Note 6) include certain terms, conditions and features that are separately accounted for as embedded derivatives at estimated fair value. In addition, the related warrants issued with the Senior Secured Notes and non-employee options and warrants are also separately accounted for as freestanding derivatives at estimated fair value. The determination of fair value includes significant estimates by management including the term of the instruments, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or exercise, among other items. The fluctuations in estimated fair value may be significant from period to period, which, in turn, may have a significant impact on the Company’s reported financial condition and results of operations. See Note 7.

Property and Equipment

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Assets	Useful Lives

Buildings	30 years
Site improvements	15 years
Machinery, equipment and vehicles	3-20 years
Office furniture and equipment	3-10 years

Long-Lived Assets

Long-lived assets to be held and used in the Company’s business are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When the carrying amounts of long-lived assets exceed the fair value, which is generally based on discounted expected future cash flows, the Company records an impairment. No impairments were recorded during the years ended December 31, 2005, 2004 or 2003.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals and dry holes) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. The Company capitalized $884,000, $652,000 and $49,000 of internal costs during the years ended December 31, 2005, 2004 and 2003, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current costs and prices, including the effects of derivative instruments accounted for as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties.

At December 31, 2005, the carrying amount of oil and gas properties subject to amortization exceeded the full cost ceiling limitation by approximately $13,450,000 based upon an average natural gas price of $8.21 per Mcf and an average oil price of $60.74 per barrel in effect at that date. In 2004 and 2003, the Company also recorded ceiling writedowns of $4,100,000 and $2,975,000, respectively.

Depletion of proved oil and gas properties is computed on the units-of-production method, with oil and gas being converted to a common unit of measure based on their relative energy content, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserve quantities. The costs of wells in progress and unevaluated properties, including any related capitalized interest, are not amortized. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonments of unproved properties are accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized. See Note 17 for additional discussion of unevaluated properties.

Proceeds from the sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Expenditures for maintenance and repairs are charged to oil and gas production expense in the period incurred.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement obligation is required to be accreted each period to present value. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. The following table summarizes the activity for the Company’s asset retirement obligations for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(In thousands)

Asset retirement obligations at January 1	$635	$521	$448
Accretion expense	70	21	17
Liabilities incurred	51	93	56
Liabilities assumed	17	—	—
Liabilities settled	(199)	—	—
Revision in estimates	839	—	—

Asset retirement obligations at December 31	1,413	635	521
Less: current portion of asset retirement obligations	(284)	—	—

Asset retirement obligations at December 31, less current portion	$1,129	$635	$521

Capitalized Interest

The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs capitalized in 2005, 2004 and 2003 were $1,451,000, $635,000 and $382,000, respectively.

Intangible Assets

Intangible assets consist principally of loan costs and goodwill. Loan costs are amortized over the terms of the related debt instruments using the effective interest method. Goodwill is not amortized, but is reviewed for impairment at least annually. As of December 31, 2005, goodwill was not impaired.

The Company capitalizes amortization of loan costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of loan costs is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total loan cost amortization capitalized for 2005, 2004 and 2003 was $261,000, $555,000 and $2,715,000, respectively.

Revenue Recognition

The Company accounts for natural gas sales using the sales method. Under this method, revenue is recognized based on actual volumes sold by the Company, which may be more or less than the Company’s share of pro-rata production from certain wells. Natural gas imbalances at December 31, 2005 and 2004 were immaterial. The Company recognizes sales of oil when title to the product is transferred. The Company recognizes revenue from oilfield services when the services are provided and collection is reasonably assured.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transportation Costs

The Company accounts for transportation costs under Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, whereby amounts paid for transportation are classified as operating expenses.

Per Share Information

Basic earnings per share is computed by dividing net earnings from continuing operations by the weighted average number of shares of common stock outstanding during each period, excluding treasury shares. Diluted earnings per share is computed by adjusting the average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents such as stock options, warrants and convertible debt.

Stock Options

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for options granted to employees under the stock option plans because the fair value of the stock equaled or was less than the option exercise price at the date of grant. Had compensation costs for employee stock options been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per share would have been as follows (see Note 8):

	For the Years Ended December 31
	2005	2004	2003
	(In thousands,
	except per share amounts)

Net loss as reported	$(13,577)	$(4,633)	$(9,925)
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards, net of tax	(3,177)	(1,703)	(26)

Pro forma net loss	$(16,754)	$(6,336)	$(9,951)

Basic and diluted loss per share as — reported	$(1.05)	$(0.49)	$(1.23)
Basic and diluted loss per share — pro forma	$(1.30)	$(0.67)	$(1.23)

For options granted during the years ended December 31, 2005, 2004 and 2003, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company’s plan was based on weighted average risk-free interest rates of 4.15%, 1.5% and 1.5%, respectively, expected option life of 10 years for 2005 and 2004 and 5 years for 2003, expected volatility of approximately 67%, 147% and 131%, respectively, and no expected dividends.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. As of December 31, 2005 and 2004, the Company had recorded a full valuation allowance for its net deferred tax asset.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures, previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce the Company’s future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future.

SFAS No. 123(R) must be adopted no later than January 1, 2006 and permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the adoption date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the adoption date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The adoption of SFAS No. 123(R) had no impact on the Company’s results of operations because all employee stock options outstanding at December 31, 2005 were fully vested. As permitted by SFAS No. 123, through December 31, 2005 the Company accounted for share-based payments to employees using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. As such, the Company generally did not recognize compensation expense associated with employee stock option grants. Had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the pro forma disclosures above under Stock Options.

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Company adopted the provisions of FIN 47 effective December 31, 2005. The adoption of FIN 47 had no impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

Note 2 — Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2005	2004
	(In thousands)

Accounts receivable oil field services	$2,771	$2,740
Revenue receivable oil and gas production	2,004	722
Other receivables	43	117

Total receivables	4,818	3,579
Less allowance for doubtful accounts	(70)	(85)

Net receivables	$4,748	$3,494

Note 3 — Property and Equipment

Property and equipment consists of the following:

	December 31,
	2005	2004
	(In thousands)

Buildings, site costs and improvements	$1,601	$777
Machinery, equipment, vehicles and aircraft	16,610	13,569
Office furniture and equipment	548	467

Total cost	18,759	14,813
Less accumulated depreciation	(7,270)	(6,049)

Net property and equipment	$11,489	$8,764

Depreciation expense related to property and equipment for the years ended December 31, 2005, 2004 and 2003 was $1,468,000, $1,617,000 and $1,580,000, respectively.

Note 4 — Intangible Assets

Intangible assets consist of the following:

	December 31,
	2005	2004
	(In thousands)

Loan costs	$2,889	$4,032
Goodwill	225	225
Other	20	56

	3,134	4,313
Less accumulated amortization	(620)	(2,816)

Net intangible assets	$2,514	$1,497

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2005, 2004 and 2003, the Company recorded amortization related to intangible assets of $1,735,000, $2,100,000 and $6,211,000, respectively.

Note 5 — Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2005	2004
	(In thousands)

Production taxes payable — current portion	$516	$236
Oil and gas revenue payable to oil and gas property owners	680	131
Accrued interest	247	223
Accrued drilling costs	2,918	2,650
Other accrued liabilities	1,953	1,257

	$6,314	$4,497

Note 6 — Debt

Debt consists of the following:

	December 31,
	2005	2004
	(In thousands)

Senior Secured Notes, net of discount of $7,417 at December 31, 2005	$37,583	$—
Promissory note to seller (for a 50% interest in an aircraft), with interest at 7.0% due quarterly. Annual principal payments equal to 5% of the current outstanding principal due each February until paid in full. The note was settled in February 2006 in connection with the sale of the related aircraft. See Note 16	2,203	2,326
8% Subordinated Convertible Notes	—	2,493
7% Subordinated Convertible Notes	—	11,517
$25 million Development Credit Facility	—	5,000
Various revolving credit and term loans	—	3,582
Other	376	706

	40,162	25,624
Less current portion	(288)	(284)

Long-term debt	$39,874	$25,340

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of debt are as follows:

Year Ending December 31,	(In thousands)

2006	$288
2007	88
2008	—
2009	37,583
2010	—
Thereafter	2,203

$40,162

Senior Secured Notes Facility

On January 13, 2005, the Company entered into a securities purchase agreement (the “Senior Secured Notes Facility”) with affiliates of Promethean Asset Management, LLC and Angelo, Gordon & Co., L.P. (collectively, the “Buyers”), pursuant to which Infinity sold, and the Buyers purchased, $30 million aggregate principal amount of senior secured notes (the “Initial Notes”) due January 13, 2009 and five-year warrants to purchase 924,194 shares of the Company’s common stock at an exercise price of $9.09 per share and 732,046 shares of the Company’s common stock at an exercise price of $11.06 per share (collectively, the “Initial Warrants”). The Initial Notes have an initial maturity of 48 months subject to extension for an additional twelve months upon the mutual agreement of Infinity and the Buyers. Pursuant to the terms of the Senior Secured Notes Facility, on September 7, 2005 and December 9, 2005, the Company sold, and the Buyers purchased, $9.5 million and $5.5 million, respectively, of additional principal amount of senior secured notes (the “Additional Notes” and together with the Initial Notes, the “Notes”) due March 7, 2009 and June 9, 2009, respectively, and five-year warrants to purchase 283,051 shares, 224,202 shares, 191,882 shares and 151,988 shares of the Company’s common stock at exercise prices of $9.40 per share, $11.44 per share, $8.03 per share and $9.77 per share, respectively (collectively, the “Additional Warrants” and together with the Initial Warrants, the “Warrants”). The Additional Notes have initial maturities of 42 months (54 months if the maturity of the Initial Notes is extended). The Notes bear interest at the 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (11.23% at December 31, 2005).

The Notes are secured by essentially all of the assets of Infinity and its subsidiaries and are guaranteed by each of Infinity’s active subsidiaries. The Notes are redeemable by Infinity for cash at any time during the first year at 105% of par value, declining by 1% per year thereafter (101% during any extended maturity period), together with any accrued and unpaid interest. Under certain circumstances, Infinity has the option to repay the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion (the “Conversion Option”). See Note 16.

Under certain circumstances at quarterly intervals and over a three year period, Infinity has the option to sell additional Notes, along with additional Warrants, in amounts up to $15 million in any rolling twelve-month period, up to an additional $30 million. The additional Notes would have an initial maturity of 42 months (54 months if the maturity of the Initial Notes is extended). The issuance of additional Notes is subject to Infinity’s satisfaction of various closing conditions. The ability to issue additional Notes or the requirement to prepay Notes prior to maturity will depend upon a maximum Notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of the Company’s proved reserves. The maximum Notes balance at December 31, 2005 exceeded the Notes outstanding on that date. The Notes include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the provisions of SFAS No. 133 and EITF 00-19, Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock, the Conversion Option and the Warrants qualify as derivatives. As a result, effective with the issuance of each series of Notes, the Company bifurcated the Conversion Option from the Notes and accounted for it and the Warrants as derivatives (see Note 7). The initial fair values of the Conversion Option and the Warrants, which aggregated $388,000 and $8,440,000, respectively, for all three series of Notes issued in 2005, were recorded as debt discount. The debt discount is being amortized over the initial maturities of the Notes utilizing the effective interest method.

Promissory Note to Seller

In connection with the 2003 acquisition of a 50% interest in an aircraft, the Company entered into a promissory note in favor of the seller. As of December 31, 2005, the interest rate on the promissory note was 7.0% with interest payable quarterly. The note and accrued interest were settled in full in February 2006 in connection with the sale of the aircraft (see Note 16). Since the promissory note was settled with the proceeds from the sale of a non-current asset, the full balance of the promissory note has been classified as long-term.

8% Convertible Subordinated Notes

Effective June 13, 2001, the Company sold $6,475,000 in 8% Subordinated Convertible Notes in a private placement. Interest on the notes accrued at a rate of 8% per annum. The notes were convertible into one share of common stock at $5 per share and were scheduled to mature on June 13, 2006. The Company incurred costs of $502,000 associated with the placement, which were capitalized as loan costs. The Company also issued warrants to purchase 220,000 shares of common stock at $5.90 per share. The Company capitalized additional loan costs of $925,000 related to the fair value of the warrants.

On January 13, 2005, the Company called for redemption all of the remaining 8% Subordinated Convertible Notes outstanding on February 28, 2005. The holders of all $2,493,000 of 8% Subordinated Convertible Notes outstanding at December 31, 2004 converted the debt and accrued interest into 517,296 shares of the Company’s common stock. The remaining unamortized loan costs of $156,000 were expensed as early extinguishment of debt. During 2004 and 2003, the holders of $300,000 and $1,450,000, respectively, of 8% Subordinated Convertible Notes converted the debt and accrued interest into 63,197 shares and 295,689 shares, respectively, of the Company’s common stock.

7% Convertible Subordinated Notes

Effective April 22, 2002, the Company sold $12,540,000 in 7% Subordinated Convertible Notes in a private placement. Interest on the notes accrued at a rate of 7% per annum. The notes were convertible to one share of common stock at $8.625 per share and were scheduled to mature on April 22, 2007. The Company incurred costs of $866,000 associated with the placement, which were capitalized as loan costs. The Company also issued warrants to purchase 200,000 shares of common stock at $9.058 per share. The Company capitalized additional loan costs of $1,386,000 related to the fair value of the warrants.

On February 25, 2005, the Company called for redemption all of the remaining 7% Subordinated Convertible Notes outstanding on April 22, 2005 at a redemption price of 102.8% plus accrued and unpaid interest. Holders of $11,479,000 of 7% Subordinated Convertible Notes outstanding at December 31, 2004 converted the debt and accrued interest into 1,498,940 shares of the Company’s common stock, and the remaining balance of $38,000 plus accrued interest was paid in full on April 22, 2005. The unamortized loan costs of $753,000 were expensed as early extinguishment of debt. During 2004 and 2003, the holders of $462,000 and $1,735,000, respectively, of 7% Subordinated Convertible Notes converted the debt and accrued interest into 62,685 shares and 203,712 shares, respectively, of the Company’s common stock.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$25 Million Development Credit Facility

In September 2003, the Company established a secured revolving credit facility with a bank. Interest on the amounts outstanding accrued at prime rate plus 1.0%. The Company incurred $110,000 in loan costs and approximately $57,000 in legal costs to establish the facility. These costs were capitalized as loan costs. The facility was repaid in full with proceeds from the Senior Secured Notes Facility discussed above and terminated on January 13, 2005.

Revolving Credit and Term Loans

Effective July 9, 2004, Consolidated borrowed $5,400,000 under an amended credit facility with a bank. Amounts outstanding accrued interest at the prime rate plus 1.25% per annum. The credit facility was repaid in full with proceeds from the Senior Secured Notes Facility discussed above and terminated on January 13, 2005.

Debt Discount

As discussed above, in connection with the issuance of the Notes the Company recorded debt discount of $8,828,000, which is being amortized over the initial maturities of the Notes utilizing the effective interest method. The Company capitalizes amortization of debt discount to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of debt discount is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total debt discount amortized during 2005 was $647,000, net of $764,000 capitalized to oil and gas properties. There was no debt discount amortization capitalized for 2004 and 2003.

Note 7 — Derivative Instruments

Commodity Derivatives

The Company periodically hedges a portion of its oil and gas production through fixed-price physical contracts and commodity derivative contracts. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2005 the Company had the following oil collar derivative arrangements outstanding:

Term of Arrangements	Bbls per Day	Floor Price	Ceiling Price

January 1, 2006 — June 30, 2006	50	$50.00	$64.40
October 1, 2005 — December 31, 2006	50	$52.50	$74.00

All of the Company’s collar arrangements have been designated as cash flow hedges. As of December 31, 2005, the Company had a derivative liability of approximately $28,000, which is included in Accrued liabilities on the accompanying Consolidated Balance Sheet. During the year ended December 31, 2005, the Company recognized ineffectiveness of approximately $28,000 under its collar arrangements, which is reflected in Other expense in the accompanying Consolidated Statements of Operations. No amounts were received or paid by the Company during 2005 under its collar arrangements. During 2004 and 2003, the Company reclassified from other comprehensive income to natural gas revenue, gains of approximately $155,000 and $133,000, respectively, related to certain fixed-price delivery contracts that had been designated as cash flow hedges.

Subsequent to December 31, 2005, the Company entered into the following oil collar:

Term of Arrangement	Bbls per Day	Floor Price	Ceiling Price

January 1, 2007 — June 30, 2007	50	$57.50	$77.50

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Derivatives

As more fully discussed in Note 6 above, in January, September and December 2005, the Company issued Notes and Warrants. Under the provisions of SFAS No. 133 and EITF 00-19 the Company bifurcated the Conversion Option associated with the Notes and accounted for it and the Warrants as derivatives. The initial fair values of the Conversion Option and the Warrants, which aggregated $388,000 and $8,440,000, respectively, for all three series of Notes issued in 2005, were recorded as debt discount. Subsequent changes in the fair value of those derivatives have been recorded as Changes in derivative fair value in the accompanying Consolidated Statements of Operations. During 2005, the Company recognized Changes in derivative fair value of $34,000 and $1,885,000 related to the decrease in the fair value of the Conversion Option and Warrants, respectively. The terms of the Notes and Warrants contain other embedded derivatives that management determined to have de minimus value.

As a result of the issuance of the Initial Notes in January 2005, under the provisions of EITF 00-19, the Company was no longer able to conclude that it has sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants (the “Non-employee Options and Warrants”) (see Note 8) after considering the commitment to potentially issue common stock under terms of the Notes if ever there is an event of default. As such, effective with the issuance of the Initial Notes on January 13, 2005, the Company reclassified the fair value of the Non-employee Options and Warrants out of stockholders’ equity on the accompanying Consolidated Balance Sheet and recognized them as a derivative liability of $6,090,000. Changes in the fair value of the Non-employee Options and Warrants will be recorded as Change in derivative fair value in the accompanying Consolidated Statements of Operations so long as they continue to not qualify for equity classification. Non-employee Options and Warrants that are ultimately settled in common stock will be remeasured prior to settlement and then reclassified back to stockholders’ equity; however, any gains or losses previously recognized on those instruments will remain in earnings. During 2005, in connection with the exercise of 538,850 Non-employee Options and Warrants, the Company reclassified $2,174,000 back to stockholders’ equity. During 2005, the Company recognized Changes in derivative fair value of $989,000 related to the decrease in the fair value of these instruments.

Note 8 — Stockholders’ Equity

Private Institutional Equity Placements

In January 2004, the Company issued 1,000,000 shares of common stock in exchange for $4,000,000. In November 2004, the Company issued 1,027,000 shares of common stock in exchange for $5,237,700. Costs associated with the issuances totaled $320,000.

Non-Employee Warrants and Options

In connection with the issuance of the Notes during 2005, the Company issued five-year warrants to purchase an aggregate of 2,507,363 shares of the Company’s common stock at a weighted average price of $9.87 per share. Through December 31, 2005, none of these warrants have been exercised.

In connection with the issuance of bridge notes in 2003, the Company issued warrants to purchase an aggregate of 1,163,500 shares of the Company’s common stock at $8.75 per share, with expiration dates ranging from January 23, 2008 through June 27, 2008. The warrant agreement for 250,000 of the warrants issued contains anti-dilution provisions that require the Company to adjust the exercise price and the number of warrants outstanding if the Company sells stock at less than the exercise price. As a result of the private institutional placements of equity discussed above in January and November 2004, the exercise price of the warrants was adjusted to $7.88 per share and the number of shares to be acquired under the warrants was increased by 27,746. The associated value of approximately $120,000 was recorded as offering costs.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes non-employee option and warrant activity for the years ended December 31, 2005, 2004 and 2003:

			Weighted Average
		Weighted Average	Grant Date Fair
	Number of Shares	Price Per Share	Value Per Share

Outstanding, January 1, 2003	1,030,000	$7.66	$
Granted	1,163,500	8.75	4.98
Exercised	(83,350)	7.34

Outstanding, December 31, 2003	2,110,150	8.27
Granted	47,746	8.24	4.80

Outstanding, December 31, 2004	2,157,896	8.17
Granted	2,507,363	9.87	3.38
Exercised	(546,850)	6.97

Outstanding, December 31, 2005	4,118,409	9.36

The following table summarizes information about non-employee warrants and options outstanding at December 31, 2005:

	Number
	Outstanding and
	Exercisable at	Weighted Average
	December 31,	Remaining	Weighted Average
Range of Exercise Prices	2005	Contractual Life	Exercise Price

$7.34 - 8.03	558,428	3.1 years	$7.85
$8.75 - 9.77	2,603,733	3.2 years	$9.02
$11.06 - 11.44	956,248	4.2 years	$11.15

	4,118,409

Options Under Employee Option Plans

In 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 475,000 shares of the Company’s common stock are reserved for issuance under the 2005 Plan. Options granted under the 2005 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2005 Plan.

The Company granted 530,000, 403,750 and 10,000 options to employees under the plans during the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, there were 140,881 shares available for grant under the plans, of which 140,000 are available under the 2005 Plan.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the years ended December 31, 2005, 2004 and 2003:

			Weighted Average
		Weighted Average	Grant Date Fair
	Number of Shares	Price Per Share	Value Per Share

Outstanding, January 1, 2003	1,140,900	$5.23	$
Granted	10,000	8.75	5.25
Canceled or forfeited	(61,781)	7.28
Exercised	(62,819)	3.38

Outstanding, December 31, 2003	1,026,300	5.25
Granted	403,750	4.26	4.22
Canceled or forfeited	(118,500)	7.22
Exercised	(146,300)	2.92

Outstanding, December 31, 2004	1,165,250	5.00
Granted	530,000	7.83	6.00
Exercised	(312,000)	3.07

Outstanding, December 31, 2005	1,383,250	6.52

The following table summarizes information about stock options outstanding at December 31, 2005:

	Number			Number
	Outstanding at	Weighted Average		Exercisable at
Range of	December 31,	Remaining	Weighted Average	December 31,	Weighted Average
Exercise Prices	2005	Contractual Life	Exercise Price	2005	Exercise Price

$4.26 - 5.00	620,250	2.2 years	$4.58	620,250	$4.58
$7.51 - 7.80	365,000	9.6 years	$7.53	365,000	$7.53
$8.50 - 8.70	398,000	5.2 years	$8.62	398,000	$8.62

	1,383,250			1,383,250

Note 9 — Income Taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

Current income tax expense	$—	$—	$—
Deferred income tax benefit	(5,464)	(1,784)	(4,003)
Change in valuation allowance and other	5,464	1,784	4,003

Total income tax benefit	$—	$—	$—

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate varies from the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax rate	(4.5)	(6.0)	(6.0)
Tax benefit of derivatives settled with equity	1.9	—	—
Other temporary and permanent differences	(3.6)	—	—
Change in valuation allowance and other	40.2	40.0	40.0

Effective tax rate	—%	—%	—%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	December 31,
	2005	2004
	(In thousands)

Deferred tax assets
Accruals and other	$214	$132
Net operating loss carry-forward	13,635	10,387

Gross deferred tax assets	13,849	10,519

Deferred tax liabilities
Property and equipment	1,185	4,694
Derivative liabilities	1,375	—

Gross deferred tax liabilities	2,560	4,694

Net deferred tax asset	11,289	5,825
Less valuation allowance	(11,289)	(5,825)

Deferred tax asset	$—	$—

For income tax purposes, the Company has net operating loss carry-forwards of approximately $35,416,000, which expire from 2015 through 2025. The Company has provided for a valuation allowance of $11,289,000 due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

During the years ended December 31, 2005, 2004 and 2003, the Company realized certain tax benefits related to stock option plans in the amounts of $505,000, $172,000 and $164,000, respectively. Such benefits were recorded as a deferred tax asset as they increased the Company’s net operating losses and an increase in additional paid in capital. The recognition of the valuation allowance offset the impact of this benefit.

Note 10 — Commitments and Contingencies

Gas Gathering Contracts

In June 2001, the Company entered into a long-term gas gathering contract, which expires in December 2008, for natural gas production from the Company’s field in Sweetwater County, Wyoming. Under the contract, as amended on April 4, 2003, the Company pays gas gathering fees per thousand cubic feet (“Mcf”) delivered. The Company is obligated to pay a fee of $.40 per Mcf on the first 7,500,000 Mcf and $.25 per Mcf thereafter. Additionally, the Company had annual volume commitments for five years starting September 1, 2001. If the Company exceeded the minimum in any year, the excess reduced the following year’s commitment. If the Company

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

did not meet the minimum in any year, the shortfall was added to the following years. Through December 31, 2005, the Company had delivered approximately 4,000,000 Mcf. While the Company has failed to deliver the volumes required under the contract, the pipeline operator has also not provided the compression and gathering capabilities it was required to provide under the contract. Management has received a verbal commitment from the operator that the volume commitments will be adjusted and management does not believe there will be a contract shortfall under the renegotiated volumes and therefore, anticipates no additional costs under the contract.

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company pays a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through June 30, 2015 associated with firm transportation rights. The Company may, at its discretion and with notice, reduce the minimum daily delivery volumes by up to 50%. Based on production volumes through December 31, 2005, the Company has accrued a liability of approximately $248,000 as a delivery commitment shortfall under the contract.

Fixed Price Delivery Contracts

During 2004, the Company entered into a fixed price delivery contract for the period from April 1, 2004 through March 31, 2006 for 2,000 MMbtu per day of natural gas from certain of the Company’s Wyoming properties. The fixed price for the period April 1, 2004 through March 31, 2005 was $4.40 per MMBtu and the fixed price for the period April 1, 2005 through March 31, 2006 is $4.15 per MMBtu. Sales under this fixed price contract are accounted for as normal sales agreements under the exemption in SFAS No. 133.

Lease Agreements

The Company leases office space under an operating lease with a lease term through September 2007. Future minimum lease payments under the non-cancelable operating lease are as follows at December 31, 2005:

Year Ending December 31,	Operating Lease
(In thousands)

2006	$97
2007	69

Total minimum lease payments	$166

Rental expense for the years ended December 31, 2005, 2004 and 2003 was $153,000, $133,524 and $142,926, respectively.

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

Note 11 — Retirement Plan

The Company has a 401(k) plan covering substantially all of its employees. Effective January 1, 2004, the Company began matching, dollar for dollar, employee contributions up to 4% of gross pay. The Company recognized expense of $152,000 and $112,000 related to such contributions during the years ended December 31, 2005 and 2004, respectively. There were no Company contributions made to the plan during 2003.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Industry Segments

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires disclosure of information related to certain operating segments of the Company. The Company has two reportable segments: (i) oil and gas production and (ii) oil field services. The Company’s oil and gas production segment is engaged in the acquisition, exploration, development and production of natural gas and crude oil in Colorado, Texas and Wyoming. The Company’s oil field services segment provides pressure-pumping services associated with the drilling and completion of oil and gas wells, including cementing, acidizing, fracturing, and water hauling and has operations principally in Kansas, Oklahoma, and Wyoming.

The segment data presented below was prepared on the same basis as the consolidated financial statements:

	Oil Field	Oil & Gas	Corporate and
	Services	Production	Other	Total
	(In thousands)

Revenue
For the year ended December 31, 2005	$21,583	$9,192	$—	$30,775
For the year ended December 31, 2004	14,721	6,267	—	20,988
For the year ended December 31, 2003	11,634	6,589	—	18,223
Depreciation, depletion, amortization and accretion
For the year ended December 31, 2005	1,268	6,033	150	7,451
For the year ended December 31, 2004	1,450	3,611	137	5,198
For the year ended December 31, 2003	1,421	1,561	92	3,074
Ceiling write-down
For the year ended December 31, 2005	—	13,450	—	13,450
For the year ended December 31, 2004	—	4,100	—	4,100
For the year ended December 31, 2003	—	2,975	—	2,975
Operating income (loss)
For the year ended December 31, 2005	6,712	(14,870)	(2,998)	(11,156)
For the year ended December 31, 2004	2,669	(4,823)	(2,144)	(4,298)
For the year ended December 31, 2003	1,411	(1,630)	(2,061)	(2,280)
Total assets
As of December 31, 2005	14,552	68,299	11,433	94,284
As of December 31, 2004	10,972	48,001	5,075	64,048
As of December 31, 2003	9,069	40,220	5,977	55,266
Capital expenditures
For the year ended December 31, 2005	4,190	39,590	11	43,791
For the year ended December 31, 2004	2,247	15,652	53	17,952
For the year ended December 31, 2003	460	6,076	198	6,734

Note 13 — Significant Customers

During 2005, oil field services provided to one unrelated third party represented 10% of total revenue. In addition, during 2005, oil and gas sales to one unrelated customer represented 10% of total revenue.

During 2004, oil field services provided to one unrelated third party represented 10% of total revenue. In addition, during 2004, oil and gas sales to one unrelated customer represented 26% of total revenue.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2003, oil and gas sales to two unrelated third parties represented 27% and 12% of total revenue.

Note 14 — Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities represent the fair value due to the short-term nature of the accounts. Long-term debt at December 31, 2005, with a carrying value of approximately $40.2 million, is estimated to have a fair value between $44 million and $45 million. See Note 6 for the terms of the long-term debt obligations.

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

Note 15 — Earnings Per Share

For the years ended December 31, 2005, 2004 and 2003, all of the Company’s common stock equivalents were anti-dilutive. Therefore, the impact of 5,501,659, 5,320,892 and 4,991,746 common stock equivalents outstanding as of December 31, 2005, 2004 and 2003, respectively, were not included in the calculation of diluted loss per share because their effect was anti-dilutive. The number of common stock equivalents excluded from the diluted loss per share calculations does not include any shares that may be issued in the future should the Company elect to repay Notes outstanding under the Senior Secured Notes Facility with direct issuances of shares of registered common stock in lieu of cash. See Note 16.

Note 16 — Subsequent Events

Conversion of Accrued Interest and Senior Secured Notes

In accordance with terms of the Senior Secured Notes Facility, in January 2006, the Company elected to settle approximately $861,000 of interest accrued at December 31, 2005 (due January 3, 2006) through the issuance of 126,084 shares of common stock. Since the interest was settled with other than current assets, the accrued interest at December 31, 2005 has been classified as long-term. In addition, also in accordance with terms of the Senior Secured Notes Facility, in 2006, through March 3, 2006, the Company converted $3 million principal amount of Notes, along with accrued interest of $37,000, into 382,062 shares of common stock.

Sale of Aircraft

In February 2006, the Company sold its 50% interest in an aircraft for net proceeds of approximately $2.3 million and recognized a gain of approximately $292,000. In conjunction with the sale of the aircraft, the Company settled the related promissory note and accrued interest.

Note 17 — Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

Proved oil and gas reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. There are uncertainties inherent in estimating quantities of proved oil and gas reserves, projecting future production rates, and timing of development expenditures. Accordingly, reserve estimates often differ from the quantities of oil and gas that are ultimately recovered.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the Company’s proved reserves are located in the United States. The following information about the Company’s proved and proved developed oil and gas reserves was developed from reserve reports prepared by independent reserve engineers:

	Natural Gas	Crude Oil
	(Mcf)	(Barrels)

Proved reserves as of December 31, 2002	95,790,200	182,700
Revisions of previous estimates	(90,374,776)	1,991
Extension, discoveries and other additions	3,175,927	66,102
Production	(1,080,456)	(57,654)

Proved reserves as of December 31, 2003	7,510,895	193,139
Purchases of reserves in place	1,476,067	—
Revisions of previous estimates	(1,230,288)	16,535
Extension, discoveries and other additions	1,239,700	17,571
Production	(953,428)	(33,668)

Proved reserves as of December 31, 2004	8,042,946	193,577
Purchases of reserves in place	—	140,591
Revisions of previous estimates	(2,887,783)	550,832
Extension, discoveries and other additions	6,819,586	20,262
Production	(875,543)	(68,497)

Proved reserves as of December 31, 2005	11,099,206	836,765

Proved Developed Reserves as of:
December 31, 2003	4,724,523	124,968

December 31, 2004	3,773,033	117,031

December 31, 2005	5,031,235	712,094

The 2003 revisions to the previous estimates of reserves is due primarily to the following factors:

•	operational issues at the existing Labarge wells;

•	a lack of financial resources to rectify the operational issues on a timely basis or to complete exploration on other wells; and

•	geological studies that indicate the producing Pipeline wells were producing from the sands rather than the coals thus leading the Company to change the classification of Pipeline from a coal play to a sand play.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

	For the Years Ended December 31
	2005	2004	2003
	(In thousands)

Property acquisition costs
Proved	$330	$516	$1,099
Unproved	5,745	3,625	661

Total property acquisition costs	6,075	4,141	1,760
Development costs	17,099	6,156	3,168
Exploration costs	17,583	5,294	3,492
Asset retirement costs	907	93	503

Total costs	$41,664	$15,684	$8,923

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-down are as follows:

	December 31,
	2005	2004
	(In thousands)

Proved oil and gas properties	$75,484	$41,210
Unproved oil and gas properties	22,849	15,595

Total	98,333	56,805
Less accumulated depreciation, depletion, amortization and ceiling write-down	(31,785)	(12,418)

Net capitalized costs	$66,548	$44,387

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2005, by year that the costs were incurred are as follows:

Year Ended December 31,	(In thousands)

2005	$12,879
2004	2,601
2003	1,745
Prior	5,624

Total costs not being amortized	$22,849

Unevaluated costs include $5,897,000 relating to the Company’s Labarge prospect in southwest Wyoming. Substantially all of the acreage in the prospect is subject to an ongoing Bureau of Land Management environmental impact statement (“EIS”). The EIS must be completed before the Company can continue development. Unevaluated costs include approximately $1,160,000 relating to the Company’s concessions offshore Nicaragua. The Company expects to execute a definitive exploration and production contract covering the approximate 1,400,000 acres

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during 2006. The Company anticipates that the majority of all the unproved costs in the table above will be classified as proved costs within the next five years.

Oil and Gas Operations

Aggregate results of operations in connection with the Company’s oil producing activities are shown below:

	For the Years Ended December 31
	2005	2004	2003
	(In thousands)

Revenue	$9,192	$6,268	$6,589
Production costs and taxes	(4,425)	(2,636)	(2,920)
Depreciation, depletion, amortization and accretion	(6,033)	(3,578)	(1,467)
Ceiling write-down	(13,450)	(4,100)	(2,975)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$(14,716)	$(4,046)	$(773)

Depletion per Mcf equivalent	$4.60	$3.06	$0.92

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

Future oil and gas sales and production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of oil and natural gas is covered by contracts, as required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities. SFAS No. 69 requires that net cash flow amounts be discounted at 10%. This information does not represent the fair market value of the Company’s proved oil and gas reserves.

	For the Years Ended December 31
	2005	2004	2003
	(In thousands)

Future cash inflows	$141,982	$56,585	$51,592
Future production costs	(49,010)	(18,552)	(16,205)
Future development costs	(16,785)	(3,450)	(2,913)
Future income tax expense	(656)	(400)	(2,765)

Future net cash flows	75,531	34,183	29,709
10% annual discount for estimated timing on cash flows	(32,014)	(10,471)	(8,887)

Standardized measure of discounted future cash flows	$43,517	$23,712	$20,822

The following table presents the average year-end spot market gas price and oil price used to compute future cash inflows for each period:

	For the Years Ended December 31
	2005	2004	2003

Weighted average gas price per Mcf	$8.21	$6.07	$6.06
Weighted average oil price per barrel	$60.74	$40.25	$31.34

Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved oil and gas reserves at December 31, 2005, 2004 and 2003 assuming continuation of existing economic conditions.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reconciles the change in the standardized measure of discounted future net cash flow:

	For the Years Ended December 31
	2005	2004	2003

Beginning of period	$23,712	$20,822	$55,053
Extensions, discoveries and other additions	12,328	2,912	9,004
Purchases of reserves in place	442	2,840	—
Net change in sales and transfer prices, net of production costs	(1,305)	(4,118)	76,823
Revision of previous quantity estimates	12,809	241	(170,455)
Development costs incurred during the period	1,525	5,023	976
Sales of oil and gas, net of production costs and taxes	(4,767)	(3,632)	(3,679)
Changes in future development costs	402	(3,026)	13,144
Net change in income taxes	(156)	1,817	26,834
Changes in production rates and other	(3,875)	(1,462)	4,719
Accretion of discount	2,402	2,295	8,403

End of period	$43,517	$23,712	$20,822

Future income tax expenses are computed by applying the appropriate period-end statutory tax rates to the future pretax net cash flow relating to the Company’s proved oil and gas reserves, less the tax basis of the related properties. The future income tax expenses do not give effect to tax credits, allowances, or the impact of general and administrative costs of ongoing operations relating to the Company’s proved oil and gas reserves.

Note 18 — Quarterly Consolidated Financial Information (Unaudited)

The following table provides selected quarterly consolidated financial results for the years ended December 31, 2005 and 2004.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

2005
Total revenue	$5,515	$7,651	$8,805	$8,804
Gross profit	$2,903	$3,924	$4,439	$4,315
Net income (loss)	$(9,463)	$4,356	$646	$(9,116)
Earnings (loss) per share	$(0.81)	$0.33	$0.05	$(0.68)
Earnings (loss) per diluted share	$(0.81)	$0.31	$0.00	$(0.68)
2004
Total revenue	$3,567	$5,045	$6,606	$5,770
Gross profit	$1,628	$2,518	$3,542	$2,774
Net (loss) income	$(1,765)	$(1,102)	$3,121	$(4,887)
(Loss) earning per share	$(0.19)	$(0.12)	$0.33	$(0.49)
(Loss) earning per diluted share	$(0.19)	$(0.12)	$0.29	$(0.49)

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded full cost ceiling writedowns during the fourth quarters of 2005 and 2004, of $13,450,000 and $4,100,000, respectively.

The Company restated net income (loss), earnings (loss) per share and earnings (loss) per diluted share for the first, second and third quarters of 2005 to correct the accounting for certain derivatives embedded in or resulting from the issuance of the Company’s senior secured notes in 2005.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

21	Subsidiaries of the Registrant
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC
23.2	Consent of Netherland Sewell and Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
99.1	Calculation of the Maximum Notes Balance at December 31, 2005 under the Senior Secured Notes Facility Dated January 13, 2005