Form 10-K/A
period 2005-12-31
INFINITY ENERGY RESOURCES, INC
filed 2006-05-02
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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

EXPLANATORY NOTE
     This Form 10-K/A (this “Amendment”) is being filed solely to add Part III hereof to Infinity Energy Resources, Inc.’s (“Infinity”) Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2006 (the “Original Filing”). Part III was originally to be incorporated by reference from Infinity’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders. As a result of this Amendment, the certifications filed pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

i

PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth the name and age of each of our directors and executive officers, indicating all positions and offices with Infinity presently held:

Name	Age	Positions and offices held
Stanton E. Ross	44	Chairman and Director since March 1992
James A. Tuell	46	President and Chief Executive Officer; Director since April 2005
Elliot M. Kaplan	55	Director since July 2004
Robert O. Lorenz	59	Director since January 2004
Leroy C. Richie	64	Director since June 1999
Stephen D. Stanfield	50	Senior Vice President, Oilfield Services of Infinity Energy Resources, Inc.
		President of Consolidated Oil Well Services, Inc.
Timothy A. Ficker	38	Vice President, Chief Financial Officer and Secretary
James W. Dean	39	Vice President, Strategic and Corporate Development
     Set forth below are the names of all directors and executive officers of Infinity, all positions and offices with Infinity held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:
Stanton E. Ross. Mr. Ross has been Chairman of Infinity Energy Resources, Inc. since March 1992. He served as President, Chief Executive Officer and Treasurer from March 1992 through June 2005. Since September 2005, Mr. Ross has served as the Chairman, Chief Executive Officer and a director of Digital Ally, Inc. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Overland Park, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc. which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager.
James A. Tuell. Mr. Tuell has served as a director of Infinity Energy Resources, Inc. since April 2005 and as President and Chief Executive Officer since June 2005. From March 2005 until June 2005, he served as Executive Vice President of Infinity Energy Resources, Inc. Mr. Tuell has also served as President of Infinity Oil & Gas of Wyoming, Inc. and Infinity Oil and Gas of Texas, Inc., wholly-owned subsidiaries of Infinity Energy Resources, Inc., since February 2004 and June 2004, respectively. Prior to joining Infinity, Mr. Tuell owned and operated an accounting and finance consultancy which served Infinity and numerous other independent energy companies from July 2001 to February 2004. From 1996 through July 2001, Mr. Tuell served as Controller and Chief Accounting Officer of Basin Exploration, Inc. From 1994 through 1996, he served as Vice President and Controller of Gerrity Oil & Gas Corporation. Mr. Tuell was employed by the independent accounting firm of Price Waterhouse from 1981 through 1994, most recently as a Senior Audit Manager. He earned a B.S. in accounting from the University of Denver and is a certified public accountant.
Elliot M. Kaplan. Mr. Kaplan has served as a director of Infinity since July 2004. Mr. Kaplan has been a practicing attorney with Daniels & Kaplan, P.C., Attorneys at Law since 1994, specializing in corporate strategizing. From 1991 to 1993, Mr. Kaplan practiced law with the firm of Berman, DeLeve, Kuchan & Champan, with DeWitt, Zeldin & Bigus from 1990 to 1991 and with Husch, Eppenberger, Donahue, Cornfield & Jenkins from 1985 to 1990. From 1983 to 1985, Mr. Kaplan served as Vice President, Assistant General Counsel and Assistant Secretary of Air One, Inc. Mr. Kaplan currently serves as a director of Digital Ally, Inc. Mr. Kaplan received his Bachelor of Arts degree from Antioch University in 1978 and his J.D. and M.B.A. degrees from Whittier College in 1982.
Robert O. Lorenz. Mr. Lorenz has been a director of Infinity since January 2004. Mr. Lorenz is a former audit partner of Arthur Andersen LLP. He served as the managing partner of the Arthur Andersen Oklahoma City office beginning in 1994 and as the managing partner of the Oklahoma practice beginning in 2000. He retired from Arthur Andersen in 2002. He currently serves as a director of Kerr-McGee Corp., OGE Energy Corp and Panhandle Royalty Company. Mr. Lorenz received a bachelor’s degree in business administration from Ohio University in 1969.
Leroy C. Richie. Mr. Richie has been a director of Infinity since June 1999. Since September 2000, he has been Chairman and Chief Executive Officer of Q Standards World Wide, Inc. From April 1999 to August 2000, he was President of Capitol Coating Technologies, Inc. From September 1998 to April 1999 he was President of Intrepid World Communications. From January 1998 to September 1998, Mr. Richie reviewed business opportunities and served as Chairman of H.P. Devco and Vice Chairman of Detroit Economic Growth Corp. and Detroit Medical Center. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for that company’s automotive operations from 1986 to 1997. Before joining Chrysler, he served as director of the New York office of the Federal Trade Commission. He currently serves as a director of Kerr-McGee Corp., J.W. Seligman & Co. and Digital Ally, Inc. Mr. Richie received a B.A. degree from City College of New York and a J.D. degree from the New York University School of Law.
Stephen D. Stanfield. Mr. Stanfield has been Senior Vice President, Oil Field Services of Infinity Energy Resources, Inc. since June 2004. He also served as the Chief Operating Officer of Consolidated Oil Well Services, Inc., a wholly-owned subsidiary of Infinity Energy Resources, Inc., from October 2000 to March 2004, when he was promoted to President of Consolidated Oil Well Services, Inc. Prior to joining Infinity, Mr. Stanfield was an Assistant Manager with Crude Marketing Inc. from February 2000 to October 2000. Crude Marketing Inc. buys, transports and sells crude oil in eastern Kansas and northeastern Oklahoma. From 1990 to February 2000, Mr. Stanfield was employed with EOTT Energy, which was based in Houston, Texas. Mr. Stanfield served as Operations Coordinator for the Mid-Continent Region and was responsible for coordinating crude oil transportation in a nine state area. Mr. Stanfield began his career in the oil and gas industry in 1981 with American Fracmaster Inc., which was headquartered in Oklahoma City, Oklahoma. He served as a Service Supervisor, Operations Manager, and Sales Representative at the company’s Chanute, Kansas and Bartlesville, Oklahoma facilities. He was employed with American Fracmaster Inc. until it sold its eastern Kansas operation to Eastern Frac Inc., with which Mr. Stanfield remained until 1988. Mr. Stanfield served with the United States Air Force from 1976 to 1980.
Timothy A. Ficker. Mr. Ficker has been Infinity’s Vice President, Chief Financial Officer and Secretary since May 2005. From October 2003 through April 2005, Mr. Ficker served as an audit partner in KPMG LLP’s Denver office, and from June 2002 through September 2003, he served as an audit director for KPMG LLP. From September 1989 through June 2002, Mr. Ficker worked for Arthur Andersen LLP, as an audit partner since September 2001, where he served clients primarily in the energy industry. Mr. Ficker is a certified public account and received a B.B.A. in Accounting from Texas A&M University.
James W. Dean. Mr. Dean has been Infinity’s Vice President, Strategic and Corporate Development since March 2004. Prior to joining Infinity, Mr. Dean was an investment banker with First Albany Capital, Inc. from 2000 to 2004, with clients and transactional experience focused in the energy industry, primarily related to oil and gas exploration and production. From 1996 to 2000, Mr. Dean worked for Key Energy Services, Inc., most recently as Vice President of Financial Planning and Analysis and, prior to that, Manager of Financial Planning and Analysis. From 1991 to 1996, Mr. Dean worked in energy corporate finance for Rauscher Pierce Refsnes, Inc., now RBC Capital Markets, and worked for Petrie Parkman & Co. in its mergers and acquisitions group in 1996. Mr. Dean began his career in 1990 at Price Waterhouse in its tax department. Mr. Dean received a B.A. in economics and managerial studies from Rice University.
     Infinity’s directors are elected to one year terms and once elected, hold office until the next annual meeting of shareholders and until their successors are elected and qualified or until their earlier death, resignation or removal. Infinity’s executive officers are elected each year at the first board meeting following the annual meeting of the shareholders of Infinity.
Director Compensation
     Non-employee members of the board of directors receive a quarterly retainer of $6,000, and meeting fees of $1,000 for attendance at each in-person meeting and $500 for participation in each telephonic meeting. In addition, the Chairman of the Audit Committee and the lead outside director each receive quarterly fees of $2,500 for serving in those roles. Directors are also entitled to reimbursement of reasonable travel expenses incurred by them in attending board meetings.
Lead Outside Director
     Leroy C. Richie serves as our lead outside director. In this capacity, Mr. Richie has frequent contact with Mr. Tuell and other members of management on a broad range of matters. The Board of Directors has determined that Mr. Richie meets the NASDAQ standard for independence.
Committees
     Audit Committee. Infinity has an Audit Committee, comprised of Elliot M. Kaplan, Robert O. Lorenz, and Leroy C. Richie. Each member of the Audit Committee is independent as defined in the NASDAQ listing standards. The Audit Committee reviews Infinity’s financial reporting process, system of internal controls, audit process and process for monitoring compliance with applicable law and our code of conduct. The Audit Committee is also responsible for the engagement and evaluation of the performance of our independent auditor.
     The board of directors has adopted a written charter for the Audit Committee, a copy of which is available on Infinity’s website at http://www.infinity-res.com. To access our corporate governance materials, click on “Governance” and then click on “Committees.”
     The board of directors has determined that Mr. Lorenz qualifies as an “Audit Committee Financial Expert” as that term is defined in rules promulgated by the Securities and Exchange Commission and that each member of the Audit Committee meets the financial sophistication requirements contained in the NASDAQ listing standards.
     Compensation Committee. Infinity has a Compensation Committee, comprised of Messrs. Kaplan, Lorenz, and Richie. Each of the members of the Compensation Committee is independent as defined in the NASDAQ listing standards. The responsibilities of the Compensation Committee include evaluating the performance of and approving the compensation of the Chief Executive Officer, periodically reviewing and recommending compensation arrangements for other executive officers and administering Infinity’s stock compensation plans.

     The board of directors has adopted a charter for the Compensation Committee, a copy of which is available on Infinity’s website at http://www.infinity-res.com. To access our corporate governance materials, click on “Governance” and then click on “Committees.”
     Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee, which is comprised of Messrs. Kaplan, Lorenz, and Richie. Each of the members of the Committee is independent as defined in the NASDAQ listing standards. The Corporate Governance and Nominating Committee is responsible for selecting and evaluating potential board of director nominees, overseeing corporate governance issues and reviewing all matters pertaining to fees and retainers paid to directors for service on the board of directors or a board committee.
     The board of directors has adopted a charter for the Corporate Governance and Nominating Committee, a copy of which is available on Infinity’s website at http://www.infinity-res.com. To access our corporate governance materials, click on “Governance” and then click on “Committees.”
Code of Ethics
     Infinity has adopted a code of ethics that applies to the directors, senior executive and financial officers, and other executive officers. In addition, Infinity has adopted a code of ethics and business conduct which applies to all employees. The code of ethics for directors and officers and the code of ethics and business conduct for employees are available on Infinity’s website at http://www.infinity-res.com. To access our corporate governance materials, click on “Governance.”
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
     Based solely on the written and oral representations of its directors and executive officers and a review of copies of Forms 3, 4 and 5 that were filed with the Commission, Infinity believes that all filing requirements pursuant to Section 16(a) were complied with during 2005.
ITEM 11: EXECUTIVE COMPENSATION
     The following tables set forth information regarding executive compensation for Infinity’s President and Chief Executive Officer and each other executive officer who received compensation in excess of $100,000 during the year ended December 31, 2005.

SUMMARY COMPENSATION TABLE

	Annual					Long-Term
	Compensation					Compensation
				Other		Restricted	Securities
				Annual		Security	Underlying	All Other
Name and Principal		Salary	Bonus	Compensation		Awards	Options	Compensation
Position	Year	($)	($)	($)		($)	(#)	($)
Stanton E. Ross	2005	$193,269	$27,900	$1,270	(8)	—	60,000	$8,510	(1)(7)
Chairman (2)	2004	$162,500	$25,000	$2,050	(8)	—	60,000	$7,555	(1)(7)
	2003	$110,000	—	$16,965	(3)	—	—	$1,005	(1)

James A. Tuell	2005	$182,462	$25,000	—		—	90,000	$7,038	(7)
President and Chief Executive Officer (4)	2004	$143,308	$25,000	—		—	20,000	$3,240	(7)

Stephen D. Stanfield	2005	$134,865	$30,000	$2,250	(8)	—	45,000	$5,168	(1)(7)
Senior Vice President,	2004	$96,717	$20,000	$1,250	(8)	—	35,000	$4,336	(1)(7)
Oilfield Services	2003	$81,417	—	$1,895	(8)	—	—	$780	(1)

Timothy A. Ficker	2005	$107,308	$25,000	—		—	50,000	—
Vice President, Chief Financial Officer and Secretary (5)

James W. Dean	2005	$136,538	$27,500	—		—	40,000	$6,462	(7)
Vice President — Strategic and Corporate Development (6)	2004	$79,231	$25,000	—		—	20,000	$2,000	(7)

(1)	Amount shown includes premiums paid of $1,005 and $780 on life insurance policies for the benefit of Messrs. Ross and Stanfield, respectively.

(2)	Mr. Ross served as Chairman, President and Chief Executive Officer of Infinity until June 2005 and served as Chairman after June 2005.

(3)	Amount shown includes $10,720 for personal use of company aircraft which was reported as taxable income.

(4)	Mr. Tuell joined Infinity in February 2004 and was named President and Chief Executive Officer in June 2005.

(5)	Mr. Ficker joined Infinity in May 2005.

(6)	Mr. Dean joined Infinity in March 2004.

(7)	Amount shown includes employer matching contributions to Infinity’s 401(k) plan for the benefit of Messrs. Ross, Tuell, Stanfield and Dean of $7,505, $7,038, $4,388, and $6,462, respectively, in 2005, and $6,550, $3,240, $3,556, and $2,000, respectively, in 2004.

(8)	Amount shown represents the taxable lease value attributed to personal use of Infinity vehicle by Messrs. Ross and Stanfield.
OPTION GRANTS IN LAST FISCAL YEAR

		Percent of
	Number	Total
	of	Options			Potential Realizable
	Securities	Granted			Value at Assumed
	Underlying	to	Individual Grants		Annual Rates of Share
	Options	Employees	Exercise or Base		Price Appreciation for
	Granted	In Fiscal	Price	Expiration	Option Term
Name	(#)	Year	($/Sh)	Date	5%($)	10%($)
Stanton E. Ross	20,000	3.8%	$8.50	2/3/2015	$106,912	$270,936
Stanton E. Ross	40,000	7.5%	7.51	7/18/2015	$188,920	$478,760
James A. Tuell	30,000	5.7%	8.50	2/3/2015	$160,368	$406,404
James A. Tuell	60,000	11.3%	7.51	7/18/2015	$283,380	$718,140
Stephen D. Stanfield	20,000	3.8%	8.50	2/3/2015	$106,912	$270,936
Stephen D. Stanfield	25,000	4.7%	7.51	7/18/2015	$118,075	$299,225
Timothy A. Ficker	20,000	3.8%	7.80	5/16/2015	$98,108	$248,624
Timothy A. Ficker	30,000	5.7%	7.51	7/18/2015	$141,690	$359,070
James W. Dean	20,000	3.8%	8.50	2/3/2015	$106,912	$270,936
James W. Dean	20,000	3.8%	7.51	7/18/2015	$94,460	$239,380

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In-the-Money Options at
	on	Value	Options At Fiscal Year-End (#)		Fiscal Year-End ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Stanton E. Ross	90,000	$589,200	220,000	—	$260,000	—
James A. Tuell	—	—	110,000	—	$54,000	—
Stephen D. Stanfield	15,200	$62,900	123,500	—	$153,300	—
Timothy A. Ficker	—	—	50,000	—	—	—
James W. Dean	—	—	60,000	—	$54,000	—
     Infinity has no employment agreements with any of its executive officers.
     Infinity has no retirement, pension, profit sharing or other plans covering its officers and directors except as disclosed below and except for a 401(k) Plan. Since January 1, 2004, Infinity has matched employee contributions to the 401(k) Plan on a dollar for dollar basis up to 4% of the employee’s gross salary. All employees of Infinity and its subsidiaries, including the named executive officers, who have been employed for a minimum of ninety days, are eligible to participate in the 401(k) Plan.
Stock Option Plans
     Over the past thirteen years, we have established several stock option plans which allow the board to grant stock options from time to time to Infinity’s employees, officers, directors and consultants. Other than the number of shares authorized under each plan, the plans are identical. Pursuant to the stock option plans, the board has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Incentive Stock Options may be granted only to persons who are employees of Infinity. Vesting provisions are determined by the board at the time the options are granted. Each of the plans may be amended by the board of directors at any time, provided that the board may not amend any plan to materially increase the benefits accruing to participants under the plan, or materially change the eligible classes of participants without shareholder approval.
     The table below sets forth the name of each of our stock option plans, the date each plan was approved by shareholders, the number of options outstanding under each plan and the range of exercise prices of outstanding options:

		Options Outstanding
	Date of Shareholder	at December 31,	Exercise Price
Name of Plan	Approval	2005	($/share)
2000 Stock Option Plan	July 2000	4,200	$8.50
2001 Stock Option Plan	July 2001	21,800	$5.00 to $8.50
2002 Stock Option Plan	June 2002	304,000	$5.00 to $8.50
2003 Stock Option Plan	June 2003	360,000	$7.51 to $8.70
2004 Stock Option Plan	June 2004	358,250	$4.26 to $7.51
2005 Stock Option Plan	June 2005	335,000	$7.51

     On March 1, 2006, the board of directors adopted, subject to shareholder approval, an equity incentive plan (the “2006 Plan”). The 2006 Plan is being presented to shareholders for approval at the May 23, 2006 annual meeting of shareholders.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2005, with respect to shares of Infinity’s Common Stock that may be issued under equity compensation plans:

Number of securities
remaining available for
	Number of securities to		future issuance under
	be issued upon exercise	Weighted-average exercise	equity compensation
	of outstanding options,	price of outstanding	plans (excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,383,250	$6.52	140,881
Equity compensation plans not approved by security holders	—	—	—

Total	1,383,250	$6.52	140,881

Performance Graph
     The following graph presents a comparison of the yearly percentage change in the cumulative total return on Infinity’s Common Stock over the period from December 31, 2000 to December 31, 2005, with the cumulative total return of the Nasdaq Composite Index and of the American Stock Exchange Natural Resource Industry Index of publicly traded companies over the same period. The graph assumes that $100 was invested on December 31, 2000, in Infinity’s Common Stock at the closing market price at the beginning of this period and in each of the other two indices and the reinvestment of all dividends, if any.

     Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future financial performance.

	2000	2001	2002	2003	2004	2005
Infinity	100	175.7	269.9	128.8	266.7	227.5
NASDAQ Composite Index	100	78.9	54.1	88.1	88.1	89.3
AMEX Natural Resource Industry Index	100	81.1	89.4	132.6	169.4	259.2

Compensation Committee Interlocks and Insider Participation
     None of the members of the Compensation Committee in 2005, Elliot M. Kaplan, Robert O. Lorenz and Leroy C. Richie, has ever been an officer or employee of Infinity or its subsidiaries. All relationships between these directors and Infinity required to be disclosed have been disclosed elsewhere in this proxy statement.
Report of the Compensation Committee
     The Compensation Committee is currently comprised of Elliot M. Kaplan, Robert O. Lorenz, and Leroy C. Richie. The Committee is responsible for establishing and administering the compensation philosophy, policies, and plans for our non-employee directors and executive officers.
     Infinity’s executive compensation philosophy is that compensation should largely be tied to our performance and the sustained creation of shareholder value. Infinity’s compensation programs are also designed to encourage share ownership. Infinity believes that share ownership effectively aligns the interests of executives with those of our shareholders.
     In determining compensation levels for 2005, the Compensation Committee conducted a subjective evaluation of each officer’s performance and contributions to Infinity and also considered Infinity’s past performance, future prospects and long-term growth potential. Our executive compensation program consists of three principal components: base salary, stock option awards and discretionary bonus awards. These components are described below:

     Base Salary. Executive salaries were established initially at levels consistent with the salaries of industry peers of similar size and with similar growth prospects. The Committee considered the factors listed above, as well as increases in the cost of living as reported in various indices, in setting the level of base salary in 2005.
     Stock Option Awards. Infinity has several stock option plans under which executive officers may be granted options to purchase Infinity’s common shares. In determining the specific grants for 2005, the board of directors issued stock option grants consistent with our compensation philosophy of aligning the interests of executives with those of our shareholders and encouraging share ownership by executives as well as Infinity’s need to attract and retain key officers.
     Discretionary Bonus Awards. In determining discretionary bonus awards relating to 2005 performance, the Compensation Committee considered the factors listed above as well as the overall financial condition of Infinity. Discretionary bonuses aggregating $135,400, or approximately 18% of total executive salaries, were awarded to the Company’s five senior executives.
     Chief Executive Officer’s 2005 Compensation. Mr. Tuell’s base salary was increased from $162,000 to $190,000 in April 2005, in conjunction with the Committee’s annual review of officers’ salaries. In establishing Mr. Tuell’s salary for 2005, the Committee considered the factors listed above, as well as Mr. Tuell’s increasing responsibilities and his continued significant contributions to Infinity’s fundraising efforts.
     Submitted by the Compensation Committee:
Elliot M. Kaplan
Leroy C. Richie
Robert O. Lorenz

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth the number and percentage of shares of Infinity’s $.0001 par value common stock owned beneficially, as of May 1, 2006, by any person who is known to Infinity to be the beneficial owner of 5% or more of such common stock, and, in addition, by each director, nominee for director and executive officer of Infinity, and by all directors, nominees for director and executive officers of Infinity as a group. All information is taken from or based on ownership filings made by such persons with the Securities and Exchange Commission or upon information provided by such persons to Infinity. Unless otherwise noted, Infinity believes that each person shown below has sole investment and voting power. As of May 1, 2006, 14,203,115 shares of our common stock were issued and outstanding.

Name and Address of	Amount and Nature of	Percent
Beneficial Owner (1)	Beneficial Ownership	of Class

Spindrift Investors (Bermuda) L.P. (2)	1,003,000	7.1%

Wellington Management Company LLP (3)	1,905,625	13.4%

Elliot M. Kaplan (4)	44,100	*

Robert O. Lorenz (5)	62,600	*

Leroy C. Richie (6)	118,500	*

Stanton E. Ross (7)	996,038	6.9%

James A. Tuell (8)	147,500	1.0%

Timothy A. Ficker (9)	54,625	*

James W. Dean (10)	69,750	*

Stephen D. Stanfield (11)	123,500	*

All directors, nominees for director, and executive officers as a group (8 persons) (12)	1,616,613	10.8%

*	The percentage of shares beneficially owned is less than 1%.

(1)	The address of these persons, unless otherwise noted, is Infinity Energy Resources, Inc., 950 Seventeenth Street, Suite 800, Denver, Colorado 80202.

(2)	The address of Spindrift Investors (Bermuda) L.P. (“Spindrift”) is c/o Wellington Management Company, LLP, 75 State St., Boston, MA 02109. The 1,003,000 shares are also beneficially owned by Wellington Global Holdings, Ltd. (“WGHL”), and each of Spindrift and WGHL have shared voting and dispositive power.

(3)	The address of Wellington Management Company, LLP (“WMC”) is 75 State St., Boston, MA 02109. WMC is a registered investment advisor and may be deemed to be the beneficial owner of 1,905,625 of our shares. These shares are owned of record by clients of WMC.

(4)	Includes 40,000 shares which may be purchased within 60 days under stock options held by Mr. Kaplan.

(5)	Includes 55,000 shares which may be purchased within 60 days under stock options held by Mr. Lorenz.

(6)	Includes 118,500 shares which may be purchased within 60 days under stock options held by Mr. Richie.

(7)	Includes 220,000 shares which may be purchased within 60 days under stock options held by Mr. Ross. Mr. Ross has pledged 440,000 shares of Infinity common stock owned by him to support a margin loan from a brokerage firm in the current amount of approximately $550,000. Under this arrangement, Infinity common stock owned by Mr. Ross could be sold by the brokers to meet margin calls or under certain other conditions.

(8)	Includes 105,000 shares which may be purchased within 60 days under stock options held by Mr. Tuell.

(9)	Includes 50,000 shares which may be purchased within 60 days under stock options held by Mr. Ficker.

(10)	Includes 60,000 shares which may be purchased within 60 days under stock options held by Mr. Dean.

(11)	Includes 123,500 shares which may be purchased within 60 days under stock options held by Mr. Stanfield.

(12)	Includes options to purchase 772,000 shares exercisable within 60 days.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Infinity was paid approximately $63,500 for the use of an aircraft owned by the Company during 2005 by two entities in which Mr. Ross and his brother own significant interests.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Auditor Fees
Ehrhardt Keefe Steiner & Hottman, P.C. billed Infinity the following fees for services provided during the last two fiscal years.

	2005	2004
Audit fees (1)	$167,620	$110,495
Audit-related fees (2)	92,856	26,950
Tax fees (3)	11,640	9,500
All other fees (4)	9,814	7,515

Total fees	$281,930	$154,460

(1)	Audit fees include fees for services rendered for the audit of our annual consolidated financial statements, the audit of internal control over financial reporting in 2005 and reviews of quarterly consolidated financial statements. This category includes fees for all services rendered in performance of the annual audit for the period indicated, including services performed after the fiscal year end.

(2)	Audit-related fees include services performed related to reviews of earnings releases and services performed during the period indicated in connection with the filing of various registration statements with the Securities and Exchange Commission.

(3)	Tax fees include fees for services rendered during the period indicated in connection with the preparation of our tax returns in the United States.

(4)	All other fees include services rendered in consultation on general corporate matters.
     The Audit Committee charter includes certain policies and procedures regarding the pre-approval of audit and non-audit services performed by an outside accountant. The Committee is required to pre-approve all engagement letters and fees for all auditing services (including providing comfort letters in connection with securities underwritings) and non-audit services performed by the outside auditors, subject to any exception under Section 10A of the Securities Exchange Act of 1934 and any rules promulgated thereunder. Pre-approval authority may be delegated to a Committee member or a subcommittee, and any such member or subcommittee shall report any decisions to the full Committee at its next scheduled meeting. One-hundred percent of the services provided under the caption “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were approved by the Audit Committee pursuant to its pre-approval policy as provided in the Audit Committee charter.
     In connection with the audit of the consolidated financial statements for the year ended December 31, 2005, approximately 20% of the hours expended on the audit engagement were performed by persons other than the principal accountant’s full-time permanent employees.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Documents filed as part of this report on Form 10-K/A or incorporated by reference.
          (1) Our consolidated financial statements are listed on the “Index to Consolidated Financial Statements” on Page F-1 to this report.
          (2) Financial Statement Schedules (omitted because not applicable or not required. Information is disclosed in the notes to the financial statements).
          (3) The following exhibits are filed with this report on Form 10-K/A or incorporated by reference.
EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Placement Agent Warrant in connection with 8% Convertible Subordinated Notes(2)
4.2	Form of Placement Agent Warrants in connection with 7% Convertible Subordinated Notes(3)
4.3	Form of Warrant Agreement for 12% Bridge Note Financing(2)
4.4	Form of Registration Rights Agreement in connection with January 2004 private placement(4)
4.5	Form of Registration Rights Agreement for November 2004 private placement(5)
4.6	Securities Purchase Agreement for Senior Secured Notes dated January 13, 2005(6)
4.7	Form of Initial Note for Senior Secured Notes(6)
4.8	Form of Additional Note for Senior Secured Notes(6)
4.9	Registration Rights Agreement dated January 13, 2005(6)
4.10	Form of Warrant in connection with Senior Secured Notes(6)
4.11	Form of Security Agreement for Senior Secured Notes(6)
4.12	Form of Guaranty for Senior Secured Notes(6)
4.13	Form of Mortgage for Senior Secured Notes(6)
10.1	Stock Option Plan(2); 1999 Stock Option Plan(7); 2000 Stock Option Plan(8); 2001 Stock Option Plan(8); 2002 Stock Option Plan(9); 2003 Stock Option Plan(10); 2004 Stock Option Plan(11); 2005 Equity Incentive Plan(12)
10.2	Promissory Note to Stanton E. Ross, dated June 11, 2004(13)
10.3	First Additional Closing Agreement dated September 7, 2005(14)
21	Subsidiaries of the Registrant (15)
23.1	Consent of Ehrhardt, Keefe, Steiner & Hottman, P.C. (15)
23.2	Consent of Netherland Sewell and Associates, Inc. (15)
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed on September 13, 2005.

(2)	Incorporated by reference to our Registration Statement (No. 33-17416-D).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on June 29, 2002 (File No. 333-96671).

(4)	Incorporated by reference to our Current Report on Form 8-K, filed on January 21, 2004.

(5)	Incorporated by reference to our Current Report on Form 8-K, filed on November 16, 2004.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed on January 14, 2005.

(7)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

(8)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

(9)	Incorporated by reference to our Annual Report on Form 10-KSB for the transition period ended December 31, 2001.

(10)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(11)	Incorporated by reference to our Registration Statement on Form S-8 filed on July 15, 2004 (File No. 333-117390).

(12)	Incorporated by reference to our Registration Statement on form S-8 filed on August 29, 2005 (File No. 333-12794).

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(14)	Incorporated by reference to our Current Report on Form 8-K, filed on September 8, 2005.

(15)	Previously filed

SIGNATURES
In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINITY ENERGY RESOURCES, INC.
By:	/s/ James A. Tuell
James A. Tuell
President and Chief Executive Officer

Dated: May 2, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)