Form 10-Q
period 2006-03-31
INFINITY ENERGY RESOURCES, INC
filed 2006-05-10
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐      No ☑
     As of May 8, 2006, 14,217,593 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,118	$7,942
Accounts receivable, less allowance for doubtful accounts of $70 (2006 and 2005)	4,742	4,748
Inventories	458	453
Prepaid expenses and other	313	422

Total current assets	11,631	13,565
Property and equipment, at cost, net of accumulated depreciation	10,954	11,489
Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization and ceiling write-down:
Proved	43,961	43,699
Unproved	24,279	22,849
Intangible assets, at cost, net of accumulated amortization	2,523	2,514
Other assets, net	222	168

Total assets	$93,570	$94,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable and current portion of long-term debt	$145	$288
Accounts payable	5,657	5,035
Accrued liabilities	5,484	6,314
Current portion of asset retirement obligations	288	284

Total current liabilities	11,574	11,921
Long-term liabilities:
Production taxes payable	316	401
Asset retirement obligations, less current portion	1,163	1,129
Accrued interest	1,157	905
Derivative liabilities	14,958	9,837
Long-term debt, less current portion	42,039	39,874

Total liabilities	71,207	64,067

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.0001 per share; 10,000,000 authorized shares, -0- shares issued and outstanding	—	—
Common stock, par value $.0001 per share; 75,000,000 authorized shares, 14,015,133 (2006) and 13,501,988 (2005) shares issued and outstanding	1	1
Additional paid-in-capital	61,786	58,335
Accumulated deficit	(39,424)	(28,119)

Total stockholders’ equity	22,363	30,217

Total liabilities and stockholders’ equity	$93,570	$94,284

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2006	2005
Revenue:
Oilfield services	$8,450	$4,070
Oil and gas	2,364	1,445

Total revenue	10,814	5,515
Cost of revenue:
Oilfield services	3,873	2,004
Oil and gas production expenses	1,143	439
Oil and gas production taxes	201	169

Total cost of revenue	5,217	2,612

Gross profit	5,597	2,903
General and administrative expenses	1,700	1,280
Depreciation, depletion, amortization and accretion	1,564	1,586
Ceiling write-down of oil and gas properties	9,100	—

Operating income (loss)	(6,767)	37

Other income (expense):
Financing costs:
Interest expense	(771)	(517)
Amortization of loan discount and costs	(440)	(243)
Early extinguishment of debt	(122)	(904)
Change in derivative fair value	(3,460)	(7,913)
Gain on sale of assets	294	(1)
Other	(39)	78

Total other income (expense)	(4,538)	(9,500)

Net loss before income taxes	(11,305)	(9,463)
Income taxes	—	—

Net loss	$(11,305)	$(9,463)

Basic and diluted net loss per share	$(0.82)	$(0.81)

Weighted average basic and diluted shares outstanding	13,824	11,619

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2005	13,501,988	$1	$58,335	$(28,119)	$30,217
Issuance of common stock upon the exercise of options	5,000	—	22	—	22
Issuance of common stock as settlement of accrued interest	126,083	—	861	—	861
Issuance of common stock upon conversion of senior secured notes and settlement of accrued interest	382,062	—	2,568	—	2,568
Net loss	—	—	—	(11,305)	(11,305)

Balance, March 31, 2006	14,015,133	$1	$61,786	$(39,424)	$22,363

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Three Months
	Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(11,305)	$(9,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,564	1,586
Ceiling write-down of oil and gas properties	9,100	—
Amortization of loan discount and costs	440	243
Non-cash early extinguishment of debt	122	681
Current interest expense settled by stock issuance	37	—
Changes in fair value of derivative instruments	3,460	7,913
Unrealized loss on commodity derivative instruments	57	—
(Gain) loss on sales of assets	(294)	1
Change in operating assets and liabilities:
Decrease in accounts receivable	6	72
Increase in inventories	(5)	(139)
Decrease in prepaid expenses and other	109	265
Increase in accounts payable	622	60
Increase (decrease) in accrued liabilities	(266)	728

Net cash provided by operating activities	3,647	1,947

Cash flows from investing activities:
Capital expenditures – exploration and production	(11,204)	(14,064)
Capital expenditures – oilfield services	(1,816)	(1,080)
Proceeds from sale of fixed assets – exploration and production	—	133
Proceeds from sale of fixed assets – oilfield services	—	1
Proceeds from sale of fixed assets - corporate	62	—
Payments on note receivable	—	4
Increase in other assets	(54)	—

Net cash used in investing activities	(13,012)	(15,006)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	8,000	30,000
Proceeds from issuance of common stock	22	3,979
Debt and equity issuance costs	(313)	(2,124)
Repayment of notes payable	(168)	(119)
Repayment of long-term debt	—	(9,252)

Net cash provided by financing activities	7,541	22,484

Net (decrease) increase in cash and cash equivalents	(1,824)	9,425
Cash and cash equivalents, beginning of period	7,942	3,052

Cash and cash equivalents, end of period	$6,118	$12,477

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
Basis of Presentation
     The unaudited consolidated financial statements include the accounts of Infinity Energy Resources, Inc. and its wholly-owned subsidiaries, including Consolidated Oil Well Services, Inc. (“Consolidated”), Infinity Oil & Gas of Wyoming, Inc., Infinity Oil and Gas of Texas, Inc., Infinity Oil & Gas of Kansas, Inc. and CIS — Oklahoma, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period presentation to conform to the classifications used in the current period. These reclassifications did not have an impact on previously reported results of operations. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying unaudited consolidated financial statements should be read in conjunction with Infinity’s audited consolidated financial statements for the year ended December 31, 2005.
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
Oil and Gas Properties
     The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with property acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals and dry holes) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. The Company capitalized $252,000 and $220,000 of internal costs during the three months ended March 31, 2006 and 2005, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.
     Pursuant to full cost accounting rules, the Company performs a ceiling test each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, including the effects of derivative instruments designated as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, using a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties, if any; less (4) related income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods.
     At March 31, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $9,100,000, based upon a natural gas price of approximately $6.62 per Mcf and an oil price of approximately $66.11 per barrel in effect at that date. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period.
     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	As of
	March 31,	December 31,
	2006	2005
	(in thousands)
Proved oil and gas properties	$86,076	$75,484
Unproved oil and gas properties	24,279	22,849

Total	110,355	98,333
Less accumulated depreciation, depletion, amortization and ceiling write-downs	(42,115)	(31,785)

Net capitalized costs	$68,240	$66,548

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
     The Company’s senior secured notes (see Note 4) include certain terms, conditions and features that are separately accounted for as embedded derivatives at estimated fair value. In addition, the related warrants issued with the senior secured notes and non-employee options and warrants are also separately accounted for as freestanding derivatives at estimated fair value. The determination of fair value includes significant estimates by management including the remaining contractual term of the instruments, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or exercise, among other items. The fluctuations in estimated fair value may be significant from period to period, which, in turn, may have a significant impact on the Company’s reported financial condition and results of operations. See Note 5.
Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. As of March 31, 2006 and December 31, 2005, the Company had recorded a full valuation allowance for its net deferred tax asset.
Comprehensive Income (Loss)
     Comprehensive income (loss) is composed of net income (loss) and all changes to stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders. There were no components of comprehensive income (loss) during the three months ended March 31, 2006 and 2005.
Note 3 — Stock Options
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. SFAS No. 123(R) also requires tax benefits relating to the deductibility of increases in the value of equity instruments issued under share-based compensation arrangements that are not included in costs applicable to sales (“excess tax benefits”) to be presented as financing cash inflows in the Statement of Cash Flows. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.
     The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this method, compensation cost recognized subsequent to December 31, 2005 will be based on the grant-date fair value for all share-based payments granted subsequent to December 31, 2005, estimated in accordance with the provisions of SFAS No. 123(R). All share-based awards outstanding as of the January 1, 2006 adoption date were fully vested. There were no stock-based awards granted during the three months ended March 31, 2006. The results for prior periods have not been restated.
Options Under Equity Incentive Plans
     In 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 475,000 shares of the Company’s common stock are reserved for issuance under the 2005 Plan. Options granted under the 2005 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2005 Plan. As of March 31, 2006, 140,881 shares were available for future grants under the plans, including 140,000 available under the 2005 Plan.
     The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award, and stock price volatility. These estimates involve inherent uncertainties and the application of management judgment.
     The following table summarizes stock option activity as of and for the three months ended March 31, 2006:

		Weighted Average
		Exercise
	Number of Shares	Price Per Share
Outstanding, January 1, 2006	1,383,250	$6.52
Exercised	(5,000)	4.26

Outstanding, March 31, 2006	1,378,250	6.53

     There were no stock-based awards granted during the three months ended March 31, 2006. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 was $6.64 per share. Because all options granted under the Company’s stock option plans have been equal to or greater than the market value on the date of grant, no compensation cost was recognized in the statements of operations in any period. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $16,000 and $222,000, respectively. All options outstanding during the three months ended March 31, 2006 and 2005 were fully vested and exercisable.
     The following table summarizes information about stock options outstanding at March 31, 2006:

	Number
	Outstanding at	Weighted Average		Aggregate
Range of	March 31,	Remaining	Weighted Average	Intrinsic
Exercise Prices	2006	Contractual Life	Exercise Price	Value
$4.26 - 5.00	615,250	4.6 years	$4.58	$1,961,200
$7.51 - 7.80	365,000	9.3 years	$7.53	89,700
$8.50 - 8.70	398,000	5.0 years	$8.62	—

	1,378,250			$2,050,900

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under stock option plans in the three months ended March 31, 2005:

Three Months
Ended March 31,
2005
(in thousands)
Net loss as reported	$(9,463)
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards, net of tax	(1,096)

Pro forma net loss	$(10,559)

Basic and diluted loss per share as reported	$(0.81)
Basic and diluted loss per share-pro forma	$(0.91)
Note 4 —Debt
     Debt consists of the following:

	As of
	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Senior Secured Notes, net of discount of $8,024 at March 31, 2006 and $7,417 at December 31, 2005	$41,976	$37,583
Note payable to seller (for a 50% interest in an airplane)	—	2,203
Other, principally capitalized lease obligations	208	376

	42,184	40,162
Less current portion	(145)	(288)

Long-term debt	$42,039	$39,874

Senior Secured Notes Facility
     The Company has a senior secured notes facility (the “Senior Secured Notes Facility”) with a group of lenders led by Promethean Asset Management, LLC (collectively, the “Buyers”). Pursuant to the terms of the Senior Secured Notes Facility, on January 13, 2005, September 7, 2005 and December 9, 2005, the Company sold, and the Buyers purchased, $30.0 million, $9.5 million and $5.5 million, respectively, principal amount of senior secured notes (the “Series A Notes,” “Series B Notes” and “Series C Notes,” respectively), and five-year warrants to purchase 924,194 shares, 732,046 shares, 283,051 shares, 224,202 shares, 191,882 shares and 151,988 shares of the Company’s common stock at exercise prices of $9.09 per share, $11.06 per share, $9.40 per share, $11.44 per share, $8.03 per share and $9.77 per share, respectively (the “Series A Warrants,” “Series B Warrants” and “Series C Warrants,” respectively). The Series A Notes have an initial maturity of 48 months subject to extension for an additional twelve months upon the mutual agreement of Infinity and the Buyers. The Series B and Series C Notes have initial maturities of 42 months (54 months if the maturity of the Series A Notes is extended).
     Pursuant to a waiver of certain terms of the Senior Secured Notes Facility, on March 17, 2006, the Company sold, and the Buyers purchased, $8.0 million of additional principal amount of senior secured notes (the “Series D Notes” and collectively with the Series A, Series B and Series C Notes, the “Notes”), and five-year warrants to purchase 258,960 shares of the Company’s common stock at an exercise price of $8.65 per share and 205,128 shares of the Company’s common stock at an exercise price of $10.53 per share (collectively, the “Series D Warrants” and together with the Series A, Series B and Series C Warrants, the “Warrants”). The Series D Notes have an initial maturity of 18 months, which will be extended to 42 months (54 months if the maturity of the Series A Notes is extended) if the principal amount of any series of Notes is, in one or a series of transactions, reduced (either through repayment or conversion) by at least $5 million during the period beginning on March 18, 2006 and ending on September 17, 2006.
     The Notes bear interest at the 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (11.36% at March 31, 2006). The Notes are secured by essentially all of the assets of Infinity and its subsidiaries and are guaranteed by each of Infinity’s active subsidiaries. Under certain circumstances at quarterly intervals and over a three year period, Infinity has the option to sell additional Notes, along with additional Warrants, in amounts up to $15 million in any rolling twelve-month period, up to an additional $25 million. Any additional Notes would have an initial maturity of 42 months (54 months if the maturity of the Series A Notes is extended). The issuance of additional Notes is subject to Infinity’s satisfaction of various closing conditions. The ability to issue additional Notes or the requirement to prepay Notes prior to maturity will depend upon a maximum Notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of the Company’s proved reserves. The maximum Notes balance at March 31, 2006 exceeded the Notes outstanding on that date. The Notes include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions.
     The Notes are redeemable by Infinity for cash at any time during the first year at 105% of par value, declining by 1% per year thereafter (101% during any extended maturity period), together with any accrued and unpaid interest. Under certain circumstances, Infinity has the option to repay the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion (the “Conversion Option”). In addition, the Company may elect to settle accrued interest due under the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion. In accordance with terms of the Senior Secured Notes Facility, in January 2006, the Company elected to settle approximately $861,000 of interest accrued at December 31, 2005 (due January 3, 2006) through the issuance of 126,083 shares of common stock (see Note 8). In addition, also in accordance with terms of the Senior Secured Notes Facility, in the first quarter of 2006, the Company converted $3 million principal amount of Series B Notes, along with accrued interest of $37,000, into 382,062 shares of common stock. In connection with the conversion, the Company reclassified unamortized discount (see discussion below under Debt Discount) of $549,000 related to the converted Notes to additional paid-in-capital, reclassified Conversion Option derivative liability of $80,000 (see Note 5) to additional paid-in-capital and wrote off deferred financing costs of $122,000.
Debt Discount
     Under the provisions of SFAS No. 133 and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Conversion Option and the Warrants issued in connection with the Notes qualify as derivatives. As a result, upon the issuance of each series of Notes, the Company bifurcated the Conversion Option from the Notes and accounted for it and the related Warrants as derivatives (see Note 5). The initial fair values of the Conversion Option and Warrants, which aggregated $461,000 and $10,108,000, respectively, for all four series of Notes issued to date, were recorded as debt discount. The debt discount is being amortized over the initial maturities of the Notes utilizing the effective interest method.

     The Company capitalizes amortization of debt discount to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of debt discount is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total debt discount amortized during the three months ended March 31, 2006 and 2005 was $588,000 and $273,000, respectively, of which $255,000 and $175,000, respectively, was capitalized to oil and gas properties.
Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs (including amortization of deferred financing costs) capitalized in the three months ended March 31, 2006 and 2005 were $552,000 and $380,000, respectively.
Promissory Note to Seller
     In connection with the 2003 acquisition of a 50% interest in an aircraft, the Company entered into a promissory note in favor of the seller. The note and accrued interest were settled in full in February 2006 in connection with the sale of the aircraft.
Note 5 — Derivative Instruments and Hedging Activities
     The Company accounts for derivative instruments or hedging activities under the provisions of SFAS No. 133, which requires the Company to record derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings.
Commodity Derivatives
     The Company periodically hedges a portion of its oil and gas production through fixed-price physical contracts and commodity derivative contracts. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of March 31, 2006 the Company had the following oil collar derivative arrangements outstanding:

Term of Arrangements	Bbls per Day	Floor Price	Ceiling Price
January 1, 2006 – June 30, 2006	50	$50.00	$64.40
October 1, 2005 – December 31, 2006	50	$52.50	$74.00
July 1, 2006 – March 31, 2007	50	$55.00	$77.00
January 1, 2007 – June 30, 2007	50	$57.50	$77.50
     All of the collar arrangements above have been designated as cash flow hedges. As of March 31, 2006 and December 31, 2005, the Company had derivative liabilities of approximately $85,000 and $28,000, respectively, which are included in accrued liabilities on the accompanying Consolidated Balance Sheet. During the three months ended March 31, 2006, the Company recognized ineffectiveness of approximately $57,000 under its collar arrangements, which is reflected in Other expense in the accompanying Consolidated Statements of Operations. The Company had no collars in place during the three months ended March 31, 2005. The Company paid approximately $1,800 under its collar arrangements during the three months ended March 31, 2006.
     Subsequent to March 31, 2006, the Company entered into the following natural gas collar:

Term of Arrangement	MMBtu per Day	Floor Price	Ceiling Price
May 1, 2006 – July 31, 2006	1,000	$4.50	$8.00
Other Derivatives
     As more fully discussed in Note 4 above, in January 2005, the Company issued Notes and Warrants. Under the provisions of SFAS No. 133 and EITF 00-19 the Company bifurcated the Conversion Option associated with the Notes and accounted for it and the Warrants as derivatives. The initial fair values of the Conversion Option and the Warrants, which totaled $461,000 and $10,108,000, respectively, were recorded as debt discount. Subsequent changes in the fair value of those derivatives have been recorded as Change in derivative fair value in the accompanying Consolidated Statements of Operations. During the three months ended March 31, 2006 and 2005, the Company recognized charges of $2,414,000 and $3,921,000, respectively, related to the change in fair value of the Conversion Option and Warrants. The charge recognized in the three months ended March 31, 2006, includes $56,500 related to the Conversion Option on the Notes converted during the period.
     In addition, as a result of the issuance of the Notes in January 2005, under the provisions of EITF 00-19, the Company was no longer able to conclude that it has sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants (the “Non-employee Options and Warrants”) after considering the commitment to potentially issue common stock under terms of the Notes if ever there is an event of default. As such, effective with the issuance of the Notes on January 13, 2005, the Company reclassified the fair value of the Non-employee Options and Warrants out of stockholders’ equity on the accompanying Consolidated Balance Sheet and recognized them as a derivative liability of $6,090,000. Changes in the fair value of the Non-employee Options and Warrants are recorded as Change in derivative fair value in the accompanying Consolidated Statements of Operations so long as they continue to not qualify for equity classification. Non-employee Options and Warrants that are ultimately settled in common stock will be remeasured prior to settlement and then reclassified back to stockholders’ equity; however, any gains or losses previously recognized on those instruments will remain in earnings. During February and March 2005, in connection with the exercise of 538,850 Non-employee Options and Warrants, the Company reclassified $2,174,000 back to stockholders’ equity. During the three months ended March 31, 2006 and 2005, the Company recognized charges of $1,046,000 and $3,992,000, respectively, related to the change in the fair value of Non-employee Options and Warrants outstanding during those periods.
Note 6 — Fair Value of Financial Instruments
     The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued liabilities represents the fair value of the accounts. Long-term debt at March 31, 2006, with a carrying value of approximately $42.2 million is estimated to have a fair value between $44 million and $45 million. See Note 4 for the terms of the long-term debt obligations.
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
     For the three months ended March 31, 2006 and 2005, the Company’s common stock equivalents are anti-dilutive; therefore the impact of 5,960,747 and 5,256,000, respectively, of common stock equivalents were not included because their effect was anti-dilutive. The number of common stock equivalents excluded from the diluted loss per share calculation does not include any shares that may be issued in the future should the Company elect to repay Notes outstanding under the Senior Secured Notes Facility with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding conversion.
Note 8 — Subsequent Event
     In accordance with terms of the Senior Secured Notes Facility, in April 2006, the Company elected to settle approximately $1,170,000 of interest accrued at March 31, 2006 (due April 3, 2006) through the issuance of 177,212 shares of common stock. Since the interest was settled with other than current assets, the accrued interest at March 31, 2006 has been classified as long-term.

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
     The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Quarterly Report on Form 10-Q. Infinity follows the full-cost method of accounting for oil and gas properties. See “Nature of Operations and Basis of Presentation,” included in Note 1 to the Unaudited Consolidated Financial Statements. Infinity and its operating subsidiaries (Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”), Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”), and Consolidated Oil Well Services, Inc. (“Consolidated”)) are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage, oil and gas production, and providing oilfield services. Infinity’s primary focuses are on: (i) the acquisition, exploration and development of and production from its properties in the Fort Worth Basin of north central Texas and the Greater Green River, Sand Wash and Piceance Basins of southwest Wyoming and northwest Colorado; and (ii) providing oilfield services in the Mid-Continent region and the Powder River Basin of northeast Wyoming. Infinity has also been awarded a 1.4 million acre concession offshore Nicaragua in the Caribbean Sea which it intends to explore over the next few years subject to the long-term development and production contract governing such activity.
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statement. Forward-looking statements include, among other items:
•	potential expansion of the oilfield services business through acquisitions;

•	expected capital expenditures and cash flow for the remainder of 2006;

•	plans to raise external financing to finance a portion of 2006 activities;

•	increased activity in the oilfield services business;

•	planned increases in acreage position;

•	Infinity’s business strategy and anticipated trends in Infinity’s business and its future results of operations;

•	the ability of Infinity to make and integrate acquisitions;

•	planned exploration, drilling and completion activities;

•	the costs and results of dewatering operations, including drilling water disposal wells;

•	demand for oilfield services;

•	the availability of financing on acceptable terms;

•	the impact of governmental regulation; and

•	the timing of engineering and environmental impact studies and permitting.

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
Overview of Exploration and Production Activity
     Infinity, through Infinity-Texas, continued to expand its exploration and production operations in the Fort Worth Basin of Texas. During the three months ended March 31, 2006, Infinity-Texas:
•	Drilled five horizontal wells and one vertical well targeting the Barnett Shale formation;

•	Increased production from the Fort Worth Basin in north central Texas by approximately 80% as compared to the three months ended December 31, 2005;

•	Made capital additions of approximately $11 million, including costs for leasehold additions, seismic acquisition and interpretation, and the drilling, completing and equipping of wells;
     Infinity plans to continue to explore, exploit and develop its Fort Worth Basin acreage and its Rocky Mountain projects and prospects. Infinity expects its Rocky Mountain projects to proceed more slowly, due in part to governmental and environmental restrictions and regulations. Infinity raised incremental debt and equity capital to fund its exploration and production operations from the net proceeds of the Senior Secured Notes Facility and from the proceeds of option and warrant exercises during the first three months of 2006. In addition to expected increases in cash flows from operating activities, Infinity will require external financing during 2006 and beyond to fund its exploration and production operations, although the type, timing, cost and amounts of such financing, if any, will depend upon general energy and capital markets conditions and the success of Infinity’s operations.
     The following table provides statistical information for the three months ended March 31, 2006 and 2005:

	For the Three
	Months Ended
	March 31,
	2006	2005
Production:
Natural gas (MMcf)	207.0	211.5
Crude oil (thousands of barrels)	18.8	9.1
Total (MMcfe)	319.5	266.1

Financial Data (thousands of dollars):
Total revenue	$2,364	$1,445
Production expenses	1,143	439
Production taxes	201	169

Financial Data per Unit ($ per Mcfe):
Total revenue	$7.40	$5.43
Production expenses	3.58	1.65
Production taxes	0.63	0.64
     Under full cost accounting rules, Infinity reviews, on a quarterly basis, the carrying value of its oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future revenue at the prices in effect as of the end of each fiscal quarter, and a write-down for accounting purposes is required if the ceiling is exceeded. At March 31, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $9,100,000 based upon a natural gas price of approximately $6.62 per Mcf and an oil price of approximately $66.11 per barrel in effect at that date. Had subsequent commodity prices, which peaked on April 21, 2006, been utilized in the Company’s ceiling test, no write down would have been required. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period.
Overview of Oilfield Service Operations
     Consolidated continued to develop its business as the largest oilfield service provider in eastern Kansas and northeast Oklahoma. The continued strong price of natural gas and crude oil and the focus on development of the coal bed methane potential of the Cherokee basin in eastern Kansas and northeast Oklahoma and the Powder River Basin in northeastern Wyoming contributed to an overall increase in activity for Consolidated. During the three months ended March 31, 2006, Consolidated achieved several operational milestones:
•	record quarterly revenue of $8.5 million;

•	subsidiary level gross profit of approximately $4.6 million;

•	provided services to more than 270 customers; and

•	subsidiary level income before taxes of approximately $3.4 million.
     Consolidated has expanded its pressure pumping fleet through the fabrication and construction of additional equipment. Consolidated is also seeking opportunities, through acquisitions or mergers, to expand its service area or enhance the services it provides to its customers.

     The following table details the increase in gross revenue, before discounts, for the periods shown, based on the number and type of core service jobs performed:
Oilfield Service Statistics
($ in thousands)

	Three Months Ended March 31,
	2006		2005		Change
	Jobs	Revenue	Jobs	Revenue	Jobs	% Chg. In Jobs	Revenue
Job Type
Cementing	970	$3,156	721	$1,887	249	35%	$1,269
Acidizing	587	1,776	456	877	131	29%	899
Fracturing	623	3,601	198	1,103	425	215%	2,498
Other		361		355			6
Discounts		(444)		(152)			(292)

Total		$8,450		$4,070			$4,380

2006 Operational and Financial Objectives
Exploration and Production
     Infinity-Texas plans to focus on increasing its production and acreage position in the Fort Worth Basin of northcentral Texas. Infinity-Texas anticipates its remaining 2006 capital expenditures will be approximately $29 million to drill between 16 and 18 wells, complete one well in progress at March 31, 2006, conduct additional geological and geophysical analysis on its acreage and acquire additional acreage. Since March 31, 2006 and through May 8, 2006, Infinity-Texas has vertically drilled three wells in Comanche County, and horizontally drilled two wells in Erath County. Through such date two horizontal wells have been completed as producers and one horizontal well and the three vertical wells are waiting completion operations. Infinity-Texas may increase its capital expenditures and drilling activity through the contracting of an additional drilling rig.
     The Company’s ability to complete these activities is dependent on a number of factors including, but not limited to:
•	The availability of the capital resources required to fund the activity;

•	The availability of third party contractors for drilling rigs and completion services (although the Company has one rig under contract and operating in Erath County, Texas); and

•	The approval by regulatory agencies of applications for permits to drill in a timely manner.
     Infinity-Wyoming plans to focus on increasing production through development of acreage. Infinity-Wyoming anticipates remaining 2006 capital expenditures will be less than $1 million to complete one well in progress at December 31, 2005, conduct additional geological and geophysical analysis, and increase its acreage position in the Sand Wash Basin of northwestern Colorado.
Oilfield Services
     Consolidated plans to increase its oilfield service revenue during 2006 as a result of the expansion of its fleet during 2005 and 2006 and due to the expected increase in the number of wells to be drilled and completed by property owners in its service areas. Strategic acquisitions, if any, made in the future would be made in order to:
•	expand the services that are provided;

•	expand the area that is serviced; and

•	gain market share by providing complementary services to Consolidated’s existing services.
     Management believes that if it is able to identify strategic acquisitions during 2006, it would expect to fund any such acquisitions, which could individually cost up to $20 million, through external financings, which may include the issuance of subordinated debt or equity securities. Excluding acquisitions and related capital expenditures, Consolidated expects capital expenditures to approximate $3 million for the remainder of 2006 related to equipment and facilities. Management expects these capital expenditures to be financed through Consolidated’s cash flow from operations and cash on hand.

Corporate Activities
     Infinity has completed negotiations of the final development and production agreement with the Instituto Nicaraguense de Energia for the Perlas and Tyra blocks offshore Nicaragua and will be required to post a performance bond of less than $1 million for the initial work on the leases which will include an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data to be acquired.
Results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005
Net Loss
     Infinity reported net loss after taxes of $11.3 million, or $0.82 per diluted share, in the three months ended March 31, 2006 compared to net loss after taxes of $9.5 million, or $0.81 per diluted share, in the prior year period. The change between periods was the result of the items discussed below.
Revenue
     Infinity achieved total revenue of $10.8 million in the three months ended March 31, 2006 compared to $5.5 million in the prior year period. The $5.3 million, or 96%, increase in revenue consisted of a $4.4 million increase in oilfield service revenue and a $0.9 million increase in oil and gas revenue. The increase in oilfield service revenue was attributable to a 59% increase in the number of jobs completed in the 2006 period compared to the 2005 period and a 31% increase in the average revenue per job in the 2006 period compared to the 2005 period. The increase in oil and gas revenue was the result of improved price realizations for both oil and gas combined with higher oil sales volumes, partially offset by lower gas sales volumes. The increase in oil sales volumes was due primarily to successful developmental drilling in the Sand Wash Basin in northwest Colorado. Declines in gas sales volumes from the Company’s Pipeline field were partially offset by new production from exploratory drilling results in the Fort Worth Basin. The 60% decline in gas production from the Company’s Pipeline field in southern Wyoming was largely attributable to production shut-ins that resulted from third-party gathering and compression equipment freeze-ups during January 2006 compounded by the lack of availability of third-party workover rigs and pulling units needed to fully restore production.
Cost of Revenue
     Infinity’s cost of revenue increased to $5.2 million for the three months ended March 31, 2006, from $2.6 million in the prior year period. Oilfield service costs increased to $3.9 million during the three months ended March 31, 2006, from $2.0 million in the prior year period. The increase was principally attributable to increased materials, maintenance, fuel and labor costs resulting largely from the increase in the number of jobs performed in the 2006 period compared to the 2005 period. Oil and gas production expenses increased to $1.1 million, or $3.58 per Mcfe, during the three months ended March 31, 2006, from $0.4 million, or $1.65 per Mcfe, in the prior year period. The increase in production expenses was attributable to costs incurred at the Company’s Sand Wash Basin property, which began producing in March 2005, and Fort Worth Basin properties, which began producing in the second quarter of 2005, as well as higher workover costs at the Company’s Pipeline field resulting from the extended production shut-in which occurred during the quarter. Oil and gas production taxes for the three months ended March 31, 2006 and 2005 remained relatively constant at $0.2 million.
Gross Profit
     Infinity earned a gross profit of $5.6 million during the three months ended March 31, 2006, a $2.7 million or 93% increase from $2.9 million gross profit in the prior year period. Gross profit from oilfield services was $4.6 million, or 54% of revenue, during the three months ended March 31, 2006, compared to $2.1 million, or 51% of revenue, in the prior year period. The increase in gross profit as a percentage of oilfield service revenue was due principally to an increase in higher margin frac jobs and lower than average down days as a result of better than average weather during the 2006 quarter. Gross profit from oil and gas operations for the three months ended March 31, 2006 and 2005 increased to $1.0 million from $0.8 million primarily as a result of increased revenue as discussed above.
General and Administrative Expenses
     General and administrative expenses increased to $1.7 million for the three months ended March 31, 2006, from $1.3 million in the prior year period. The increase was largely due to an increase in personnel and personnel related costs, costs associated with the Company’s Sarbanes-Oxley compliance efforts, and increased cost of being incorporated in Delaware.

Depreciation, Depletion, Amortization and Accretion
     Depreciation, depletion, amortization and accretion (“DD&A”) expense recognized during the three months ended March 31, 2006 and 2005, was $1.6 million. Increased DD&A in the 2006 period resulting from an increase in Consolidated’s fleet and an increase in the Company’s oil and gas properties subject to depletion as of March 31, 2006 was offset by decreased depletion resulting from an increase in proved oil and gas reserve volumes associated with the Company’s exploration and development program.
Ceiling Write-Down
     At March 31, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $9,100,000, based upon a natural gas price of approximately $6.62 per Mcf and an oil price of approximately $66.11 per barrel in effect at that date. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period.
Other Income (Expense)
     Other income and expense was a net expense of $4.5 million in the three months ended March 31, 2006 compared to a net expense of $9.5 million in the prior year period. The change of $5.0 million was principally due to (i) a $4.5 million decrease in the charge recognized in the 2006 period compared to the 2005 period for the change in derivative fair value, (ii) an $0.8 million decrease in early extinguishment of debt expense, and (iii) a $0.3 million gain on the sale of an aircraft in February 2006, offset partially by a $0.3 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates during the 2006 period and a $0.2 million increase in amortization costs resulting from increased loan costs incurred in connection with the Company’s senior secured notes facility.
Liquidity and Capital Resources
     Infinity’s primary sources of liquidity are cash provided by operations and debt and equity financing. Infinity’s primary needs for cash are for the operation, development, production, exploration and acquisition of oil and gas properties, for fulfillment of working capital obligations, and for the operation and development of the oilfield service business. As of March 31, 2006, the Company had working capital of $0.1 million, compared to working capital of $1.6 million at December 31, 2005.
     During the three months ended March 31, 2006, cash provided by operating activities was $3.6 million, compared to $1.9 million in the prior year period. The increase in cash provided by operating activities of $1.7 million was primarily due to improved gross profit, partially offset by increased interest expense and general and administrative expenses.
     During the three months ended March 31, 2006, Infinity used $13.0 million in investing activities, compared to $15.0 million used in the prior year period. The decrease in cash used in investing activities of $2.0 million was primarily attributable to a $2.9 million decrease in exploration and production capital expenditures partially offset by a $0.7 million increase in oilfield services capital expenditures.
     During the three months ended March 31, 2006, cash provided by financing activities was $7.5 million, compared to $22.5 million provided by financing activities during the prior year period. The decrease in cash provided by financing activities of $15.0 million was principally due to a $20.2 million decrease in net cash proceeds provided by the sale of Senior Secured Notes and a $4.0 million decrease in net proceeds from issuance of common stock, partially offset by a $9.2 million decrease in repayment of long-term debt.
Senior Secured Notes Facility
     As of March 31, 2006, the Company had issued an aggregate of $50.0 million principal amount of senior secured notes (the “Notes”) under its senior secured notes facility (the “Senior Secured Notes Facility”). The Notes were issued in four separate transactions in January, September and December 2005 and March 2006. The Notes bear interest at 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (11.36% at March 31, 2006), and are secured by essentially all of the assets of Infinity and its subsidiaries and are guaranteed by each of Infinity’s active subsidiaries. The Notes issued in January 2005 have an initial maturity of 48 months subject to extension for an additional twelve months upon the mutual agreement of the Company and holders of the Notes. The Notes issued in September and December 2005 have initial maturities of 42 months (54 months if the maturity of the January 2005 Notes is extended). The Notes issued in March 2006 have an initial maturity of 18 months, which will be extended to 42 months (54 months if the maturity of the January 2005 Notes is extended) if the principal amount of any series of Notes is, in one or a series of transactions, reduced (either through repayment or conversion) by at least $5 million during the period beginning on March 18, 2006 and ending on September 17, 2006.
     The Notes are redeemable by Infinity for cash at any time during the first year at 105% of par value, declining by 1% per year thereafter (101% during any extended maturity period), together with any accrued and unpaid interest. Under certain circumstances, Infinity has the option to repay the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion (the “Conversion Option”). In addition, the Company may elect to settle accrued interest due under the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion. In accordance with terms of the Senior Secured Notes Facility, in January and April 2006, the Company elected to settle approximately $861,000 and $1,170,000, respectively, of interest accrued at December 31, 2005 (due January 3, 2006) and March 31, 2006 (due April 3, 2006), respectively, through the issuance of 126,083 shares and 177,212 shares of common stock, respectively. In addition, in the first quarter of 2006, the Company converted $3 million principal amount of Notes, along with accrued interest of $37,000, into 382,062 shares of common stock. Subsequent to March 31, 2006 and through May 8, 2006, the Company had converted an additional $765,000 principal amount of Notes along with accrued interest of $7,400, into 110,908 shares of common stock.
     Under certain circumstances at quarterly intervals and over a three year period, Infinity has the option to sell additional Notes, along with additional Warrants, in amounts up to $15 million in any rolling twelve-month period, up to an additional $25 million. Any additional Notes would have an initial maturity of 42 months (54 months if the maturity of the January 2005 Notes is extended). The issuance of additional Notes is subject to Infinity’s satisfaction of various closing conditions. The ability to issue additional Notes or the requirement to prepay Notes prior to maturity will depend upon a maximum Notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of the Company’s proved reserves. The maximum Notes balance at March 31, 2006 exceeded the Notes outstanding on that date.
Outlook for 2006
     Depending on the availability of capital resources, the availability of third party contractors for drilling and completion services, and satisfaction of regulatory activities, Infinity could incur capital expenditures of $34 million during the remainder of 2006. Approximate capital expenditures by operating entity would be $29 million by Infinity-Texas; $1 million by Infinity-Wyoming; $3 million by Consolidated and $1 million by Infinity Energy Resources, Inc. The Company could also make capital expenditures for acquisitions in excess of these amounts should appropriate opportunities arise.
     At quarterly intervals and over a three year period, commencing in the third quarter of 2006, Infinity has the option under the Senior Secured Notes Facility to sell additional notes, along with warrants, in amounts up to $15 million in any rolling twelve-month period. The ability to issue additional notes will depend upon a maximum notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of our proved reserves. The maximum Notes balance or Free Cash Flow Amount as of March 31, 2006 was approximately $65 million.
     Depending on the market price for crude oil and natural gas during 2006, stabilized production levels from wells placed on line during 2006, and continued demand for and acceptance of our oilfield service operations in the geographic areas we serve, Infinity would expect to generate cash flow of between $12 million and $16.5 million from operating activities during the remainder of 2006.
     During 2005, Infinity received approximately $5 million in proceeds from the exercise of options and warrants. Management expects to receive proceeds from additional exercises during 2006, but is unable to predict the amount or timing of such proceeds.
     In summary, Infinity believes that it may have approximately $30 million available to it in the remainder of 2006 from cash at March 31, 2006 (approximately $6 million) external financing, which may include the sale of additional notes under the Senior Secured Notes Facility, cash from operating activities and proceeds from the exercise of options and warrants, to fund its planned capital expenditures of approximately $34 million during the remainder of 2006.
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
Critical Accounting Policies and Estimates
     Infinity’s Annual Report on Form 10-K for the year ended December 31, 2005, described the accounting policies that we believe are critical to the reporting of our financial position and results of operations and that require management’s most difficult, subjective or complex judgments. The most significant judgments and estimates used in the preparation of our consolidated financial statements are:
•	Remaining proved oil and gas reserves (reserve estimates),

•	Timing of our future drilling activities,

•	Accruals of operating costs, capital expenditures in progress, and revenue,

•	Estimated useful life of equipment utilized in the oilfield service business,

•	Estimated timing and cost related to asset retirement obligations,

•	Estimated realizability of deferred tax assets,

•	Estimated fair value of derivative instruments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Commodity Risk
     Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity’s United States crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Excluding sales under a fixed price contract of $4.75 per Mcf, gas price realizations ranged from a low of $5.69 to a high of $7.48 per Mcf during the three months ended March 31, 2006. Oil price realizations ranged from a low of $56.44 per barrel to a high of $64.91 per barrel during that period.
     Infinity periodically enters into fixed-price physical contracts and commodity derivative contracts on a portion of its projected natural gas and crude oil production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels by reducing the exposure to oil and gas price fluctuations.
     Sales under fixed price contracts are accounted for as normal sales agreements under the exemption in SFAS No. 133. For the three months ended March 31, 2006 and 2005, the effect of Infinity selling a portion of its gas production under a fixed price contract, compared to if it had sold the gas on the spot market, was a decrease in revenue of approximately $0.3 million and $0.2 million, respectively.
     As of March 31, 2006 the Company had the following oil collar derivative arrangements outstanding:

Term of Arrangements	Bbls per Day	Floor Price	Ceiling Price
January 1, 2006 – June 30, 2006	50	$50.00	$64.40
October 1, 2005 – December 31, 2006	50	$52.50	$74.00
July 1, 2006 – March 31, 2007	50	$55.00	$77.00
January 1, 2007 – June 30, 2007	50	$57.50	$77.50
     Subsequent to March 31, 2006, the Company entered into the following natural gas collar:

Term of Arrangement	MMBtu per Day	Floor Price	Ceiling Price
May 1, 2006 – July 31, 2006	1,000	$4.50	$8.00
     The Securities Purchase Agreement dated as of January 13, 2005 by and among Infinity and the buyers of the Notes includes a covenant that at each date that is the end of a quarterly or annual period covered by a quarterly report on Form 10-Q or annual report on Form 10-K (a “Determination Date”), at least 20% of the Company’s estimate of its oil and gas production for the twelve-month period commencing immediately after such Determination Date shall be protected from price fluctuations using derivatives, fixed price agreements and/or volumetric production payments. It is the opinion of management that the Company was in compliance with this hedging requirement at May 8, 2006.
Interest Rate Risk
     Infinity’s exposure to changes in interest rates results from our $50 million in floating rate debt. The result of a 10% fluctuation in the 3 month LIBOR would impact our interest expense, before capitalization, by approximately $0.1 million per year.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the Company’s first quarter of 2006, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the first quarter of 2006 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
     There are currently no pending material legal proceedings to which we are a party.
ITEM 1A. RISK FACTORS
     There were no material changes from the risk factors as previously discussed in our Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no changes in securities during the first quarter of 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There were no defaults upon senior securities during the first quarter of 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s shareholders during the first quarter of 2006.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (a) Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at March 31, 2006 under the Senior Secured Notes Facility dated January 13, 2005

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date
/s/ James A. Tuell James A. Tuell	President and Chief Executive Officer (Principal Executive Officer)	May 10, 2006
/s/ Timothy A. Ficker Timothy A. Ficker	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2006

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at March 31, 2006