Form 10-Q
period 2006-06-30
INFINITY ENERGY RESOURCES, INC
filed 2006-08-10
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17204

INFINITY ENERGY RESOURCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	20-3126427 (I.R.S. Employer Identification Number)
633 Seventeenth Street, Suite 1800, Denver, Colorado 80202
(Address of Principal Executive Offices, Including Zip Code)
(720) 932-7800
(Registrant’s telephone number, including area code)
950 Seventeenth Street, Suite 800
Denver, Colorado 80202
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: Common Stock
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 8, 2006, 15,001,850, shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,925	$7,942
Accounts receivable, less allowance for doubtful accounts of $134 (2006) and $85 (2005)	5,873	4,748
Inventories	592	453
Prepaid expenses and other	309	422

Total current assets	8,699	13,565
Property and equipment, at cost, net of accumulated depreciation	12,270	11,489
Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization and ceiling write-down:
Proved	52,430	43,699
Unproved	25,995	22,849
Intangible assets, at cost, net of accumulated amortization	2,217	2,514
Other assets, net	1,402	168

Total assets	$103,013	$94,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable and current portion of long-term debt, net of discount	$40,773	$288
Accounts payable	13,359	5,035
Accrued liabilities	5,120	6,314
Current portion of asset retirement obligations	317	284

Total current liabilities	59,569	11,921
Long-term liabilities:
Production taxes payable and other	343	401
Asset retirement obligations, less current portion	1,183	1,129
Accrued interest	1,346	905
Derivative liabilities	11,596	9,837
Long-term debt, net of discount, less current portion	—	39,874

Total liabilities	74,037	64,067

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.0001 per share; 10,000,000 authorized shares, -0- shares issued and outstanding	—	—
Common stock, par value $.0001 per share; 75,000,000 authorized shares, 14,671,261 (2006) and 13,501,988 (2005) shares issued and outstanding	1	1
Additional paid-in-capital	65,744	58,335
Accumulated deficit	(36,769)	(28,119)

Total stockholders’ equity	28,976	30,217

Total liabilities and stockholders’ equity	$103,013	$94,284

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
Revenue
Oilfield services	$9,299	$5,447	$17,749	$9,517
Oil and gas	3,356	2,204	5,720	3,649

Total revenue	12,655	7,651	23,469	13,166

Cost of revenue
Oilfield services	4,132	2,516	8,005	4,520
Oil and gas production expenses	1,138	1,010	2,281	1,449
Oil and gas production taxes	34	201	235	370

Total cost of revenue	5,304	3,727	10,521	6,339

Gross profit	7,351	3,924	12,948	6,827

General and administrative expenses	1,639	1,356	3,339	2,636

Depreciation, depletion, amortization and accretion	2,289	1,797	3,853	3,384

Ceiling write-down of oil and gas properties	2,500	—	11,600	—

Operating income (loss)	923	771	(5,844)	807

Other income (expense)
Financing costs:
Interest expense	(862)	(418)	(1,633)	(935)
Amortization of loan discount and costs	(541)	(206)	(981)	(449)
Early extinguishment of debt	(88)	(372)	(210)	(1,276)
Change in derivative fair value	3,304	5,012	(156)	(2,901)
Gain (loss) on sales of other assets	(27)	(91)	267	(91)
Other	(54)	(340)	(93)	(262)

Total other income (expense)	1,732	3,585	(2,806)	(5,914)

Net income (loss)	$2,655	$4,356	$(8,650)	$(5,107)

Net income (loss) per share:

Basic	$0.18	$0.33	$(0.61)	$(0.41)

Diluted	$0.18	$0.31	$(0.61)	$(0.41)

Weighted average shares outstanding:

Basic	14,415,500	13,159,575	14,121,487	12,385,310

Diluted	14,629,884	13,528,198	14,121,487	12,385,310

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2005	13,501,988	$1	$58,335	$(28,119)	$30,217
Issuance of common stock upon conversion of senior secured notes and settlement of accrued interest	1,058,523	—	6,704	—	6,704
Issuance of common stock upon the exercise of options	105,750	—	525	—	525
Employee stock options granted	—	—	150	—	150
Other	5,000	—	30	—	30
Net loss	—	—	—	(8,650)	(8,650)

Balance, June 30, 2006	14,671,261	$1	$65,744	$(36,769)	$28,976

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months
	Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,650)	$(5,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	3,853	3,384
Ceiling write-down of oil and gas properties	11,600	—
Amortization of loan discount and costs	981	449
Non-cash early extinguishment of debt	210	1,052
Current interest expense settled by stock issuance, net of amounts capitalized	232	—
Non-cash stock-based compensation expense	181	—
Changes in fair value of derivative instruments	156	2,901
Unrealized loss (gain) on commodity derivative instruments	124	(23)
Impairment of note receivable	—	396
(Gain) loss on sales of assets	(267)	91
Change in operating assets and liabilities:
Increase in accounts receivable	(1,125)	(1,201)
Increase in inventories	(139)	(204)
(Increase) decrease in prepaid expenses and other	(324)	186
Increase in accounts payable and accrued liabilities	2,345	143

Net cash provided by operating activities	9,177	2,067

Cash flows from investing activities:
Capital expenditures – exploration and production	(18,952)	(21,342)
Capital expenditures – oilfield services	(3,532)	(1,959)
Proceeds from sale of fixed assets – exploration and production	113	133
Proceeds from sale of fixed assets – oilfield services	5	12
Proceeds from sale of fixed assets — corporate	62	—
Payments on note receivable	—	4
Increase in other assets	(798)	—

Net cash used in investing activities	(23,102)	(23,152)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	8,000	30,000
Proceeds from issuance of common stock	525	4,179
Debt and equity issuance costs	(313)	(2,124)
Repayment of notes payable	(304)	(160)
Repayment of long-term debt	—	(9,289)

Net cash provided by financing activities	7,908	22,606

Net (decrease) increase in cash and cash equivalents	(6,017)	1,521
Cash and cash equivalents, beginning of period	7,942	3,052

Cash and cash equivalents, end of period	$1,925	$4,573

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
     Infinity Energy Resources, Inc. and its subsidiaries (collectively, “Infinity” or the “Company”) are engaged in the acquisition, exploration, development and production of natural gas and crude oil in the United States and the acquisition and exploration of oil and gas properties in Nicaragua. In addition, the Company provides oilfield services in the Mid-Continent region and in northern Wyoming.
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying unaudited consolidated financial statements should be read in conjunction with Infinity’s audited consolidated financial statements for the year ended December 31, 2005.
     The preparation of unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the unaudited consolidated financial statements include the estimated carrying value of unproved properties, the estimate of proved oil and gas reserve volumes and the related present value of estimated future net cash flows and the ceiling test applied to capitalized oil and gas properties, the estimated cost and timing related to asset retirement obligations, the estimated fair value of derivative liabilities and stock based awards and the realizability of deferred tax assets.
Oil and Gas Properties
     The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with property acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals and dry holes) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. The Company capitalized internal costs of $221,000 and $209,000 during the three months ended June 30, 2006 and 2005, respectively, and $469,000 and $371,000 during the six months ended June 30, 2006 and 2005, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.

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
     At June 30, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $16,500,000, based upon a natural gas price of approximately $6.03 per Mcf and an oil price of approximately $73.21 per barrel in effect at that date. However, based on subsequent price increases to approximately $8.37 per Mcf of gas and approximately $74.62 per barrel of oil at the August 2, 2006 measurement date, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $2,500,000. As a result, in the three and six months ended June 30, 2006 the Company recognized ceiling write-downs of $2,500,000 and $11,600,000, respectively. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period.
     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	As of
	June 30,	December 31,
	2006	2005
	(in thousands)
Proved oil and gas properties	$98,957	$75,484
Unproved oil and gas properties	25,995	22,849

Total	124,952	98,333
Less accumulated depreciation, depletion, amortization and ceiling write-downs	(46,527)	(31,785)

Net capitalized costs	$78,425	$66,548

     Depletion of proved oil and gas properties is computed on the units-of-production method, whereby capitalized costs, as adjusted for future development costs, are amortized over total estimated proved reserves. The costs of wells in progress and unevaluated properties, including any related capitalized interest, are not amortized.
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
Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. As of June 30, 2006 and December 31, 2005, the Company had recorded a full valuation allowance for its net deferred tax asset.
Comprehensive Income (Loss)
     Comprehensive income (loss) is composed of net income (loss) and all changes to stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders. There were no components of comprehensive income (loss) during the three and six months ended June 30, 2006 and 2005.
Other Assets, Net
     At June 30, 2006, Other assets include approximately $852,000 of cash on deposit at a bank to secure two letters of credit. The letters of credit were issued to the Instituto Nicaraguense de Energia in connection with the Company’s May 2006 execution of exploration and production contracts for two oil and gas concessions in the Caribbean Sea of Nicaragua, and the Company’s requirement under the contracts to incur capital costs of a similar amount during the first year of the contracts.
     In addition, at June 30, 2006, Other assets also includes approximately $337,000 related to estimated production tax refunds. The estimated refunds result from the June 2006 designation of the Barnett Shale in Erath County, Texas as a tight gas formation eligible for a reduced production tax rate.
Note 2 — Stock Options
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

Options Under Equity Incentive Plans
     In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of June 30, 2006, 270,881 shares were available for future grants under all plans.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility used by an independent market participant in the valuation of certain of the Company’s warrants (see Note 5). The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends and a zero forfeiture rate.
     The following table summarizes the inputs used in the calculation of fair value of options granted during the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Expected term (in years)	5.5 -- 10	10
Expected stock price volatility	62%	60% - 70%
Expected dividends	—	—
Risk-free rate	4.98% - 5.07%	4.00% - 4.13%
Forfeiture rate	—	—
     The following table summarizes stock option activity as of and for the six months ended June 30, 2006:

		Weighted Average	Aggregate	Weighted Average
		Exercise	Intrinsic Value	Remaining
	Number of Options	Price Per Share	(in thousands)	Contractual Term
Outstanding at January 1, 2006	1,383,250	$6.52
Granted	340,000	6.48
Exercised	(105,750)	4.96
Forfeited	(1,500)	8.70

Outstanding at June 30, 2006	1,616,000	6.61	$1,419	7.0 years

Exercisable at June 30, 2006	1,276,000	6.65	$1,260	6.1 years

     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $4.14 and $6.64 per share, respectively. During the six months ended June 30, 2006, the Company recognized compensation expense of approximately $150,000 related to stock options. The Company did not capitalize any stock-based compensation expense during the six months ended June 30, 2006 and 2005. The Company did not recognize a tax benefit related to the stock-based compensation recognized during the six months ended June 30, 2006 as the Company has a fully reserved deferred tax asset. Because the exercise price of all options granted under the Company’s stock option plans have been equal to or greater than the market value on the date of grant, no compensation cost was recognized in any period prior to the January 1, 2006 adoption of SFAS No. 123(R). Unrecognized compensation cost of $1,258,000 as of June 30, 2006, related to unvested stock options will be recognized ratably over the next 11 months.
     The Company received cash proceeds of $525,000 and $422,000 from the exercise of stock options during the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $211,000 and $1,030,000, respectively.
     The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under stock option plans in the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
	(in thousands, except share amounts)
Net income (loss) as reported	$4,356	$(5,107)
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards	(113)	(1,209)

Pro forma net income (loss)	$4,243	$(6,316)

     Net income (loss) per share as reported:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
	(in thousands, except share amounts)
Basic	$0.33	$(0.41)
Diluted	$0.31	$(0.41)
Pro forma net income (loss) per share:
Basic	$0.32	$(0.51)
Diluted	$0.30	$(0.51)
Note 3 — Asset Retirement Obligations
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
     The following table summarizes the activity for the Company’s asset retirement obligations for the six months ended June 30, 2006 and 2005:

	For the Six Months Ended
	June 30,
	2006	2005
	(in thousands)
Asset retirement obligations at beginning of period	$1,413	$635
Accretion expense	60	17
Liabilities incurred	30	24
Liabilities Settled	(3)	—

Revisions of estimates	—	844

Asset retirement obligations at end of period	1,500	1,520
Less: current portion of asset retirement obligations	(317)	(208)

Asset retirement obligations, less current portion	$1,183	$1,312

Note 4 —Debt
     Debt consists of the following:

	As of
	June 30,	December 31,
	2006	2005
	(in thousands)
Senior Secured Notes, net of discount of $6,799 at June 30, 2006 and $7,417 at December 31, 2005	$40,701	$37,583
Note payable to seller (for a 50% interest in an airplane)	—	2,203
Other, principally capitalized lease obligations	72	376

	40,773	40,162
Less current portion	(40,773)	(288)

Long-term debt, net	$—	$39,874

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
     The Notes bear interest at the 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (11.75% at June 30, 2006). The Notes are secured by essentially all of the assets of Infinity and its subsidiaries and are guaranteed by each of Infinity’s active subsidiaries. The requirement to prepay Notes prior to maturity will depend upon a maximum Notes balance calculated quarterly based generally upon a combination of financial performance of Consolidated and the SEC after-tax PV-10% value of the Company’s proved reserves. The maximum Notes balance at June 30, 2006 exceeded the Notes outstanding on that date.

     The Notes are redeemable by Infinity for cash at any time during the first year at 105% of par value, declining by 1% per year thereafter (101% during any extended maturity period), together with any accrued and unpaid interest. Under certain circumstances, Infinity has the option to repay the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion (the “Conversion Option”). In addition, the Company may elect to settle accrued interest due under the Notes with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion. In accordance with terms of the Senior Secured Notes Facility, in January and April 2006, the Company elected to settle approximately $861,000 and $1.2 million, respectively, of accrued interest through the issuance of 126,083 shares and 177,212 shares, respectively, of common stock (see Note 8). In addition, also in accordance with terms of the Senior Secured Notes Facility, in the first and second quarters of 2006, the Company converted $3 million principal amount of Series B Notes, along with accrued interest of $37,000, into 382,062 shares of common stock and $2.5 million principal amount of Series C Notes, along with accrued interest of $28,000, into 373,156 shares of common stock. In connection with the conversions, the Company reclassified unamortized discount (see discussion below under Debt Discount) of $481,000 for the three months ended June 30, 2006 and $1,030,000 for the six months ended June 30, 2006, related to the converted Notes to additional paid-in-capital, reclassified Conversion Option derivative liability of $58,000 for the three months ended June 30, 2006 and $138,000 for the six months ended June 30, 2006 (see Note 5) to additional paid-in-capital and wrote off deferred financing costs of $88,000 for the three months ended June 30, 2006 and $210,000 for the six months ended June 30, 2006.
     The Notes include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, maximum trade payable balances, asset sales, hedging activities, investments, dividends, mergers, and acquisitions. As of June 30, 2006, the Company was in violation of certain of the covenants, including the maximum trade payable balance covenant. As a result, on August 9, 2006 the Company and the Note holders entered into a waiver and amendment to the Senior Secured Notes Facility and the Notes that waives the violations at June 30, 2006 and provides for the following terms:
•	repayment or conversion of $2.5 million principal amount of Notes (plus prepayment premiums discussed above and accrued interest) with a conversion period to begin or cash payment due immediately;

•	repayment or conversion of $2.0 million principal amount of Notes (plus prepayment premiums discussed above and accrued interest) per month for nine of the next ten months commencing October 1, 2006, with the conversion period to begin or cash payment due on the first day of the month;

•	repayment in cash of $9.0 million on each of January 15, 2007, April 15, 2007 and July 15, 2007;

•	re-pricing of the exercise price of the outstanding Warrants from a weighted-average exercise price of $9.81 per share to $5.00 per share and increasing the number of Warrants from approximately 3.0 million to approximately 5.8 million;

•	no additional notes or warrants can be sold under the Senior Secured Notes Facility.
     If the Company is unable to maintain compliance with the terms of the amended Notes, the Note holders could declare a triggering event, which would entitle the Note holders to a 20% premium on the principal balance of the outstanding Notes, accelerate the due dates of the Notes, and increase the interest rate on the Notes. The Company’s ability to convert the $20.5 million in principal amount is dependent on the Company’s continued compliance with the amended Notes and the maintenance of a minimum weighted-average stock price during any conversion period. If the Company is unable to meet the conditions to convert amounts as scheduled, it will be required to pay such amounts in cash.
     As a result of the repayment schedule discussed above, the Company has classified the outstanding Notes balance at June 30, 2006 as current. The Company has engaged a financial advisor to assist in the Company’s efforts to secure new debt financing, the proceeds from which would be used to repay all or a portion of the outstanding Notes. In addition, the Company has engaged a separate financial advisor to assist in the evaluation of indications of interest received by the Company for Consolidated. If the Company were to sell Consolidated, proceeds from such a sale would be used to repay all or a portion of the outstanding Notes. There can be no assurances that the Company will be able secure new debt financing on economical terms or that the Company will sell Consolidated.
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
     The Company capitalizes amortization of debt discount to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of debt discount is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total debt discount amortized during the three months ended June 30, 2006 and 2005 was $743,000 and $322,000, respectively, of which $334,000 and $198,000, respectively, was capitalized to oil and gas properties. Total debt discount amortized during the six months ended June 30, 2006 and 2005 was $1,330,000 and $595,000, respectively, of which $589,000 and $373,000, respectively, was capitalized to oil and gas properties.
Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs (including amortization of deferred financing costs) capitalized in the three months ended June 30, 2006 and 2005 were $612,000 and $440,000, respectively. Interest costs (including amortization of deferred financing costs) capitalized in the six months ended June 30, 2006 and 2005 were $1,134,000 and $820,000, respectively.
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

Commodity Derivatives
     The Company periodically hedges a portion of its oil and gas production through fixed-price physical contracts and commodity derivative contracts. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of June 30, 2006 the Company had the following oil collar derivative arrangements outstanding (all of which have been designated as cash flow hedges):

Term of Arrangements	Bbls per Day	Floor Price	Ceiling Price
October 1, 2005 — December 31, 2006	50	$52.50	$74.00
July 1, 2006 — March 31, 2007	50	$55.00	$77.00
January 1, 2007 — June 30, 2007	50	$57.50	$77.50
April 1, 2007 — September 30, 2007	50	$60.00	$85.50
July 1, 2007 — December 31, 2007	50	$62.50	$87.00
     As of June 30, 2006 the Company had the following natural gas derivative collar arrangements outstanding (only the 2007 collar has been designated as a cash flow hedge):

	MMBtu
Term of Arrangements	per Day	Floor Price	Ceiling Price
May 1, 2006 — July 31, 2006	1,000	$4.50	$8.00
January 1, 2007 — March 31, 2007	1,000	$7.50	$12.00
     As of June 30, 2006 and December 31, 2005, the Company had derivative liabilities of approximately $152,000 and $28,000, respectively, which are included in accrued liabilities on the accompanying Consolidated Balance Sheet. During the three months ended June 30, 2006 and 2005, the Company recognized ineffectiveness of approximately $67,000 and $23,000, respectively, under its collar arrangements, which is reflected in Other expense in the accompanying Consolidated Statements of Operations. During the six months ended June 30, 2006 and 2005, the Company recognized ineffectiveness of approximately $124,000 and $23,000, respectively, under its collar arrangements. The Company paid approximately $21,000 and $0 under its collar arrangements during the six months ended June 30, 2006 and 2005, respectively.
     Subsequent to June 30, 2006, the Company entered into the following natural gas collars:

	MMBtu
Term of Arrangements	per Day	Floor Price	Ceiling Price
October 1, 2006 — December 31, 2006	1,000	$6.00	$10.55
April 1, 2007 — June 30, 2007	1,000	$6.00	$10.55
Other Derivatives
     As more fully discussed in Note 4 above, in January 2005, the Company issued Notes and Warrants. Under the provisions of SFAS No. 133 and EITF 00-19 the Company bifurcated the Conversion Option associated with the Notes and accounted for it and the Warrants as derivatives. The initial fair values of the Conversion Option and the Warrants, which totaled $461,000 and $10,108,000, respectively, were recorded as debt discount. Subsequent changes in the fair value of those derivatives have been recorded as Change in derivative fair value in the accompanying Consolidated Statements of Operations. During the three months ended June 30, 2006 and 2005, the Company recognized credits of $2,172,000 and $2,602,000, respectively, related to the change in fair value of the Conversion Option and Warrants. The amount recognized in the three months ended June 30, 2006, includes a charge of $41,000 related to the Conversion Option on the Notes converted during the period. During the six months ended June 30, 2006 and 2005, the Company recognized charges of $241,000 and $1,320,000, respectively, related to the change in fair value of the Conversion Option and Warrants. The charge recognized in the six months ended June 30, 2006, includes a charge of $97,000 related to the Conversion Option on the Notes converted during the period.
     In addition, as a result of the issuance of the Notes in January 2005, under the provisions of EITF 00-19, the Company was no longer able to conclude that it has sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants (the “Non-employee Options and Warrants”) after considering the commitment to potentially issue common stock under terms of the Notes if ever there is an event of default. As such, effective with the issuance of the Notes on January 13, 2005, the Company reclassified the fair value of the Non-employee Options and Warrants out of stockholders’ equity on the accompanying Consolidated Balance Sheet and recognized them as a derivative liability of $6,090,000. Changes in the fair value of the Non-employee Options and Warrants are recorded as Change in derivative fair value in the accompanying Consolidated

Statements of Operations so long as they continue to not qualify for equity classification. Non-employee Options and Warrants that are ultimately settled in common stock will be remeasured based on the intrinsic value prior to settlement and then reclassified back to stockholders’ equity; however, any gains or losses previously recognized on those instruments will remain in earnings. During February and March 2005, in connection with the exercise of 538,850 Non-employee Options and Warrants, the Company reclassified $2,174,000 back to stockholders’ equity. During the three months ended June 30, 2006 and 2005, the Company recognized credits of $1,131,000 and $2,410,000, respectively, related to the change in the fair value of Non-employee Options and Warrants outstanding during those periods. During the six months ended June 30, 2006 and 2005, the Company recognized a credit of $85,000 and a charge of $1,581,000, respectively, related to the change in the fair value of Non-employee Options and Warrants outstanding during those periods.
Note 6 — Fair Value of Financial Instruments
     The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued liabilities represents the fair value of the accounts. Debt at June 30, 2006, with a carrying value of approximately $40.8 million is estimated to have a fair value between $42 million and $43 million. See Note 4 for the terms of the Company’s debt obligations.
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

	For the Three Months Ended June 30,
	2006			2005
	(in thousands, except share and per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS:
Net income and share amounts	$2,655	14,415,500	$0.18	$4,356	13,159,575	$0.33

Dilutive Securities:
Stock Options and Warrants	—	214,384		(133)	368,623

Diluted EPS:
Net income and share amounts	$2,655	14,629,884	$0.18	$4,223	13,528,198	$0.31

	For the Six Months Ended June 30,
	2006			2005
	(in thousands, except share and per share amounts)
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net loss and share amounts	$(8,650)	14,121,487	$(0.61)	$(5,107)	12,385,310	$(0.41)

Dilutive Securities:
Stock Options and Warrants	—	—		—	—

Diluted EPS:
Net loss and share amounts	$(8,650)	14,121,487	$(0.61)	$(5,107)	12,385,310	$(0.41)

     The calculation of diluted income per share excluded 5,346,000 and 2,859,000 common share equivalents for the three months ended June 30, 2006 and 2005, respectively, and 6,200,000 and 4,477,000 common share equivalents for the six months ended June 30, 2006 and 2005, respectively, as they were anti-dilutive. The number of common stock equivalents excluded from the diluted income (loss) per share calculations does not include any shares that may be issued in the future should the Company elect to repay Notes outstanding under the Senior Secured Notes Facility with direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding conversion.

Note 8 — Subsequent Events
     In July 2006, the Company settled approximately $1,407,000 of accrued interest through the issuance of 291,589 shares of common stock. Since the interest was settled with other than current assets, the accrued interest at June 30, 2006 has been classified as long-term.
     As of June 30, 2006, the Company was in violation of certain covenants under the Notes. As a result, on August 9, 2006, the Company and the Note holders entered into a waiver and amendment to the Senior Secured Notes Facility and the Notes that waives the violations at June 30, 2006 and provides for the following terms: repayment or conversion of $20.5 million principal amount of Notes (plus prepayment premiums and accrued interest) between September 2006 and July 2007; repayment in cash of $27 million principal amount of Notes (plus prepayment premiums and accrued interest) between January 2007 and July 2007; and re-pricing of the exercise price of the outstanding Warrants from a weighted-average exercise price of $9.81 per share to $5.00 per share and increasing the number of Warrants from approximately 3.0 million to approximately 5.8 million. See Note 4 for additional discussion of the amendment and waiver.

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
     The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Quarterly Report on Form 10-Q. Infinity follows the full-cost method of accounting for oil and gas properties. See “Nature of Operations and Basis of Presentation,” included in Note 1 to the Unaudited Consolidated Financial Statements. Infinity and its operating subsidiaries (Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”), Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”), and Consolidated Oil Well Services, Inc. (“Consolidated”)) are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage, oil and gas production, and providing oilfield services. Infinity’s primary focuses are on: (i) the acquisition, exploration and development of and production from its properties in the Fort Worth Basin of north central Texas and the Greater Green River, Sand Wash and Piceance Basins of southwest Wyoming and northwest Colorado; and (ii) providing oilfield services in the Mid-Continent region and the Powder River and Big Horn Basins of northern Wyoming. Infinity has also been awarded a 1.4 million acre concession offshore Nicaragua in the Caribbean Sea which it intends to explore over the next few years subject to the long-term development and production contract governing such activity.
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statement. Forward-looking statements include, among other items:
•	expected capital expenditures and cash flow for the remainder of 2006;

•	plans to raise external financing to repay debt and finance a portion of 2006 activities;

•	increased activity in the oilfield services business;

•	planned increases in acreage position;

•	Infinity’s business strategy and anticipated trends in Infinity’s business and its future results of operations;

•	the ability of Infinity to make and integrate acquisitions;

•	planned exploration, drilling and completion activities;

•	the costs and results of dewatering operations, including drilling water disposal wells;

•	demand for oilfield services;

•	the availability of financing on acceptable terms;

•	the impact of governmental regulation; and

•	the timing of engineering and environmental impact studies and permitting.
     Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following (and the risks described under “Risk Factors” in our Annual Report on Form 10-K):

•	fluctuations in oil and natural gas prices and production;

•	availability of drilling rigs, completion services and other support equipment;

•	incorrect estimates of required capital expenditures;

•	uncertainties inherent in estimating quantities of oil and gas reserves and projecting future rates of production and timing thereof;

•	delays or difficulties in exploration, exploitation and development activities;

•	increases in the cost of oil and gas drilling, completion and production and in materials, fuel and labor costs;

•	the availability, conditions and timing of required government approvals and third party financing, including failure to satisfy the maximum notes balance requirements under the senior secured notes facility;

•	a decline in demand for Infinity’s oil and gas production or oilfield services;

•	delays in environmental and permitting factors; and

•	changes in general economic conditions;

•	inability to sell Consolidated or refinance the senior notes;

•	possible inability to repay senior notes in cash, if required;

•	inability to comply with provisions of senior notes in the future;

•	possible action by lenders on future defaults that could result in increased interest or foreclosure.
Overview of Exploration and Production Activity
     Infinity, through Infinity-Texas, continued to expand its exploration and production operations in the Fort Worth Basin of Texas. During the six months ended June 30, 2006, Infinity-Texas:
•	Drilled ten horizontal wells and four vertical wells targeting the Barnett Shale formation;

•	Increased production from the Fort Worth Basin in north central Texas by approximately 110% as compared to the six months ended December 31, 2005 (and increased production by 64% sequentially over the three months ended March 31, 2006);

•	Made capital additions of approximately $19.0 million, including costs for leasehold additions, seismic acquisition and interpretation, and the drilling, completing and equipping of wells;
     Infinity plans to continue to explore, exploit and develop its Fort Worth Basin acreage and its Rocky Mountain projects and prospects. Infinity expects its Rocky Mountain projects to proceed more slowly, due in part to governmental and environmental restrictions and regulations. Infinity raised incremental debt and equity capital to fund its exploration and production operations from the net proceeds of the Senior Secured Notes Facility and from the proceeds of option and warrant exercises during the first six months of 2006. In addition to expected increases in cash flows from operating activities, Infinity will require external financing during 2006 and beyond to fund its exploration and production operations, although the type, timing, cost and amounts of such financing, if any, will depend upon general energy and capital markets conditions and the success of Infinity’s operations.

     The following table provides statistical information for the three and six months ended June 30, 2006 and 2005:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Production:
Natural gas (MMcf)	281.9	219.4	488.9	430.9
Crude oil (thousands of barrels)	23.5	19.5	42.2	28.6
Total (MMcfe)	422.8	336.4	742.3	602.5

Financial Data (thousands of dollars):
Total revenue	$3,356	$2,204	$5,720	$3,649
Production expenses	1,138	1,010	2,281	1,449
Production taxes	34	201	235	370

Financial Data per Unit ($ per Mcfe):
Total revenue	$7.94	$6.55	$7.71	$6.05
Production expenses	2.69	3.00	3.07	2.40
Production taxes	0.08	0.60	0.32	0.61
     Under full cost accounting rules, Infinity reviews, on a quarterly basis, the carrying value of its oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future revenue at the prices in effect as of the end of each fiscal quarter, and a write-down for accounting purposes is required if the ceiling is exceeded. At June 30, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $16,500,000 based upon a natural gas price of approximately $6.03 per Mcf and an oil price of approximately $73.21 per barrel in effect at that date. However, based on subsequent price increases to approximately $8.37 per Mcf of gas and approximately $74.62 per barrel of oil at the August 3, 2006 measurement date, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $2,500,000. As a result, in the three and six months ended June 30, 2006 the Company recognized ceiling write-downs of $2,500,000 and $11,600,000. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period.
Overview of Oilfield Service Operations
     Consolidated continued to develop its business as the largest oilfield service provider in eastern Kansas and northeast Oklahoma. The continued strong price of natural gas and crude oil and the focus on development of the coal bed methane potential of the Cherokee basin in eastern Kansas and northeast Oklahoma and the Powder River and Big Horn Basins in northern Wyoming contributed to an overall increase in activity for Consolidated. During the three months ended June 30, 2006, Consolidated achieved several operational milestones:
•	record quarterly revenue of $9.3 million;

•	subsidiary level gross profit of approximately $5.2 million;

•	provided services to 390 customers; and

•	subsidiary level income before taxes of approximately $3.8 million.
     Consolidated has expanded its pressure pumping fleet and expanded its service area through the fabrication and construction of additional equipment.

     The following table details the increase in gross revenue, before discounts, for the periods shown, based on the number and type of core service jobs performed:
Oilfield Service Statistics
(dollars in thousands)

	Three Months Ended June 30,
	2006		2005		Change
	Jobs	Revenue	Jobs	Revenue	Jobs	% Chg. In Jobs	Revenue
Job Type
Cementing	1,213	$3,699	799	$2,234	414	52%	$1,465
Acidizing	630	695	471	482	159	34%	213
Fracturing	500	5,194	383	2,730	117	31%	2,464
Other		259		217			42
Discounts		(548)		(216)			(332)

Total		$9,299		$5,447			$3,852

	Six Months Ended June 30,
	2006		2005		Change
	Jobs	Revenue	Jobs	Revenue	Jobs	% Chg. In Jobs	Revenue
Job Type
Cementing	2,183	$6,854	1,520	$4,120	663	44%	$2,734
Acidizing	1,217	1,479	927	884	290	31%	595
Fracturing	1,123	9,787	581	4,467	542	93%	5,320
Other		620		414			206
Discounts		(991)		(368)			(623)

Total		$17,749		$9,517			$8,232

2006 Operational and Financial Objectives
Exploration and Production
     Infinity-Texas plans to focus on increasing its production and acreage position in the Fort Worth Basin of northcentral Texas. Infinity-Texas anticipates its remaining 2006 capital expenditures will be approximately $12 million to drill approximately 6 wells, complete one well in progress at June 30, 2006, conduct additional geological and geophysical analysis on its acreage and acquire additional acreage. At June 30, 2006, Infinity-Texas had one horizontal well and one vertical well waiting completion operations. Infinity-Texas may increase its capital expenditures and drilling activity through an additional drilling rig in late 2006 or early in 2007.
     The Company’s ability to complete these activities is dependent on a number of factors including, but not limited to:
•	The availability of the capital resources required to fund the activity;

•	The availability of third party contractors for drilling rigs and completion services (although the Company has one rig under contract); and

•	The approval by regulatory agencies of applications for permits to drill in a timely manner.
     Infinity-Wyoming plans to focus on increasing production through development of acreage. Infinity-Wyoming anticipates remaining 2006 capital expenditures will be less than $1 million to deepen one well, conduct additional geological and geophysical analysis, and increase its acreage position in the Sand Wash Basin of northwestern Colorado.
Oilfield Services
     Consolidated plans to increase its oilfield service revenue during 2006 as a result of the expansion of its fleet during 2005 and 2006 and due to the expected increase in the number of wells to be drilled and completed by property owners in its service areas. Consolidated expects capital expenditures to approximate $2 million for the remainder of 2006 related to equipment and facilities. Management expects these capital expenditures to be financed through Consolidated’s cash flow from operations and cash on hand.

Corporate Activities
     Infinity has completed negotiations of the final development and production agreement with the Instituto Nicaraguense de Energia for the Perlas and Tyra blocks offshore Nicaragua and has issued letters of credit totaling less than $1 million for the initial work on the leases which will include an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data to be acquired.
Results of operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005
Net Income
     Infinity reported net income of $2.7 million, or $0.18 per diluted share, in the three months ended June 30, 2006 compared to net income of $4.4 million, or $0.31 per diluted share, in the prior year period. The change between periods was the result of the items discussed below.
Revenue
     Infinity achieved total revenue of $12.7 million in the three months ended June 30, 2006 compared to $7.7 million in the prior year period. The $5.0 million, or 65%, increase in revenue consisted of a $3.9 million increase in oilfield service revenue and a $1.1 million increase in oil and gas revenue. The increase in oilfield service revenue was attributable to a 42% increase in the number of jobs completed in the 2006 period compared to the 2005 period and a 20% increase in the average revenue per job in the 2006 period compared to the 2005 period. The increase in oil and gas revenue was primarily the result of a 26% increase in equivalent sales volumes combined with improved oil price realizations. The increase in sales volumes was due primarily to successful exploratory drilling in the Fort Worth Basin and developmental drilling in the Sand Wash Basin in northwest Colorado.
Cost of Revenue
     Infinity’s cost of revenue increased to $5.3 million for the three months ended June 30, 2006, from $3.7 million in the prior year period. Oilfield service costs increased to $4.1 million during the three months ended June 30, 2006, from $2.5 million in the prior year period. The increase was principally attributable to increased materials, maintenance, fuel and labor costs resulting largely from the increase in the number of jobs performed in the 2006 period compared to the 2005 period. Oil and gas production expenses increased to $1.1 million, or $2.69 per Mcfe, during the three months ended June 30, 2006, from $1.0 million, or $3.00 per Mcfe, in the prior year period. The increase in production expenses was primarily attributable to increased production from the Company’s Fort Worth Basin properties. Oil and gas production taxes for the three months ended June 30, 2006 include a credit of approximately $125,000 recorded in the quarter to reflect estimated refunds of production taxes paid in prior periods. The estimated refunds result from the June 2006 designation of the Barnett Shale in Erath County, Texas as a tight gas formation eligible for a reduced production tax rate.
Gross Profit
     Infinity earned a gross profit of $7.4 million during the three months ended June 30, 2006, a $3.4 million or 87% increase from $3.9 million gross profit in the prior year period. Gross profit from oilfield services was $5.2 million, or 56% of oilfield services revenue, during the three months ended June 30, 2006, compared to $2.9 million, or 54% of oilfield services revenue, in the prior year period. The increase in gross profit as a percentage of oilfield service revenue was due principally to an increase in higher margin frac jobs and lower than average down days as a result of better than average weather during the 2006 quarter. Gross profit from oil and gas operations for the three months ended June 30, 2006 and 2005 increased to $2.2 million from $1.0 million primarily as a result of increased revenue and decreased production taxes, both as discussed above.
General and Administrative Expenses
     General and administrative expenses increased to $1.6 million for the three months ended June 30, 2006, from $1.4 million in the prior year period. The increase was largely due to an increase in personnel and personnel related costs, stock-based compensation recorded during the 2006 period, costs associated with the Company’s Sarbanes-Oxley compliance efforts, and increased cost of being incorporated in Delaware.

Depreciation, Depletion, Amortization and Accretion
     Depreciation, depletion, amortization and accretion (“DD&A”) expense recognized during the three months ended June 30, 2006 increased $0.5 million to $2.3 million from $1.8 million in the prior year period. Increased DD&A in the 2006 period resulted from an increase in Consolidated’s fleet and an increase in the Company’s oil and gas properties subject to depletion as of June 30, 2006, increased production during the quarter and a decrease in proved oil and gas reserve volumes associated with the Company’s exploration and development program.
Ceiling Write-Down
     At June 30, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $16,500,000, based upon a natural gas price of approximately $6.03 per Mcf and an oil price of approximately $73.21 per barrel in effect at that date. However, based on subsequent price increases to approximately $8.37 per Mcf of gas and approximately $74.62 per barrel of oil at the August 2, 2006 measurement date, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $2,500,000. As a result, in the three months ended June 30, 2006 the Company recognized a ceiling write-down of $2,500,000. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period.
Other Income (Expense)
     Other income of $1.7 million in the three months ended June 30, 2006 compared to other income of $3.6 million in the prior year period. The decrease of $1.9 million was principally due to (i) a $1.7 million decrease in the credit recognized in the 2006 period compared to the 2005 period for the change in derivative fair value, (ii) a $0.4 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates during the 2006 period, and (iii) a $0.3 million increase in amortization costs resulting from increased loan costs incurred in connection with the Company’s senior secured notes facility, offset partially by a $0.3 million decrease in early extinguishment of debt expense.
Results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005
Net Loss
     Infinity reported net loss of $8.7 million, or $0.61 per diluted share, in the six months ended June 30, 2006 compared to net loss of $5.1 million, or $0.41 per diluted share, in the prior year period. The change between periods was the result of the items discussed below.
Revenue
     Infinity achieved total revenue of $23.5 million in the six months ended June 30, 2006 compared to $13.2 million in the prior year period. The $10.3 million, or 78%, increase in revenue consisted of a $8.2 million increase in oilfield service revenue and a $2.1 million increase in oil and gas revenue. The increase in oilfield service revenue was attributable to a 49% increase in the number of jobs completed in the 2006 period compared to the 2005 period and a 25% increase in the average revenue per job in the 2006 period compared to the 2005 period. The increase in oil and gas revenue was primarily the result of a 23% increase in equivalent sales volumes combined with improved oil price realizations. The increase in sales volumes was due primarily to successful exploratory drilling in the Fort Worth Basin and developmental drilling in the Sand Wash Basin in northwest Colorado.
Cost of Revenue
     Infinity’s cost of revenue increased to $10.5 million for the six months ended June 30, 2006, from $6.3 million in the prior year period. Oilfield service costs increased to $8.0 million during the six months ended June 30, 2006, from $4.5 million in the prior year period. The increase was principally attributable to increased materials, maintenance, fuel and labor costs resulting largely from the increase in the number of jobs performed in the 2006 period compared to the 2005 period. Oil and gas production expenses increased to $2.3 million, or $3.07 per Mcfe, during the six months ended June 30, 2006, from $1.4 million, or $2.40 per Mcfe, in the prior year period. The increase in production expenses was primarily attributable to increased production from the Company’s Fort Worth Basin properties. Oil and gas production taxes for the six months ended June 30, 2006 include a credit of approximately $125,000 recorded in the period to reflect estimated refunds of production taxes paid in prior periods. The estimated refunds result from the June 2006 designation of the Barnett Shale in Erath County, Texas as an area eligible for a reduced production tax rate.

Gross Profit
     Infinity earned a gross profit of $12.9 million during the six months ended June 30, 2006, a $6.1 million or 90% increase from $6.8 million gross profit in the prior year period. Gross profit from oilfield services was $9.7 million, or 55% of oilfield services revenue, during the six months ended June 30, 2006, compared to $5.0 million, or 53% of oilfield services revenue, in the prior year period. The increase in gross profit as a percentage of oilfield service revenue was due principally to an increase in higher margin frac jobs and lower than average down days as a result of better than average weather during the 2006 period. Gross profit from oil and gas operations for the six months ended June 30, 2006 increased to $3.2 million from $1.8 million primarily as a result of increased revenue and decreased production taxes, both as discussed above.
General and Administrative Expenses
     General and administrative expenses increased to $3.3 million for the six months ended June 30, 2006, from $2.6 million in the prior year period. The increase was largely due to an increase in personnel and personnel related costs, stock-based compensation expense recorded during the 2006 period, costs associated with the Company’s Sarbanes-Oxley compliance efforts, and increased cost of being incorporated in Delaware.
Depreciation, Depletion, Amortization and Accretion
     Depreciation, depletion, amortization and accretion (“DD&A”) expense recognized during the six months ended June 30, 2006 increased $0.5 million to $3.9 million from $3.4 million in the prior year period. Increased DD&A in the 2006 period resulted from an increase in Consolidated’s fleet and an increase in the Company’s oil and gas properties subject to depletion as of June 30, 2006, increased production during the period and a decrease in proved oil and gas reserve volumes associated with the Company’s exploration and development program.
Ceiling Write-Down
     At June 30, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $16,500,000, based upon a natural gas price of approximately $6.03 per Mcf and an oil price of approximately $73.21 per barrel in effect at that date. However, based on subsequent price increases to approximately $8.37 per Mcf of gas and approximately $74.62 per barrel of oil at the August 2, 2006 measurement date, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $2,500,000. As a result, in the six months ended June 30, 2006 the Company recognized a ceiling write-down of $11,600,000, which reflects the effects of a $9,100,000 ceiling write down recorded by the Company at March 31, 2006. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period.
Other Income (Expense)
     Other expense of $2.8 million in the six months ended June 30, 2006 compared to other expense of $5.9 million in the prior year period. The decrease of $3.1 million was principally due to (i) a $2.7 million decrease in the charge recognized in the 2006 period compared to the 2005 period for the change in derivative fair value, (ii) a $1.1 million decrease in early extinguishment of debt expense, and (iii) $0.4 million representing a net increase in gain (loss) on sales of other assets, offset partially by a $0.7 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates during the 2006 period, and a $0.5 million increase in amortization costs resulting from increased loan costs incurred in connection with the Company’s senior secured notes facility.
Liquidity and Capital Resources
     Infinity’s primary sources of liquidity are cash provided by operations and debt and equity financing. Infinity’s primary needs for cash are for the operation, development, production, exploration and acquisition of oil and gas properties, for fulfillment of working capital obligations, and for the operation and development of the oilfield service business. As of June 30, 2006, the Company had a working capital deficit of $50.9 million, compared to working capital of $1.6 million at December 31, 2005. The working capital deficit of June 30, 2006, reflects the classification of senior secured notes of $40.7 million (net of $6.8 million discount) as a current liability as a result of the Company’s violation of certain covenants under the senior secured notes, as further discussed below.
     During the six months ended June 30, 2006, cash provided by operating activities was $9.2 million, compared to $2.1 million in the prior year period. The increase in cash provided by operating activities of $7.1 million was primarily due to improved gross profit.

     During the six months ended June 30, 2006, Infinity used $23.1 million in investing activities, compared to $23.2 million used in the prior year period. The cash used in investing activities in the 2006 period reflects the Company’s decision in May 2006 to defer additional drilling in the Forth Worth Basin to the fourth quarter of 2006 and the timing of the settlement of accounts payable, offset partially by an increase in oilfield services capital expenditures.
     During the six months ended June 30, 2006, cash provided by financing activities was $7.9 million, compared to $22.6 million provided by financing activities during the prior year period. The decrease in cash provided by financing activities of $14.7 million was principally due to a decrease in net cash proceeds from the sale of Senior Secured Notes and issuance of common stock, partially offset by a decrease in repayment of long-term debt.
Waiver and Amendment Under Senior Secured Notes Facility
     As of June 30, 2006, the Company was in violation of certain covenants under its Senior Secured Notes. As a result, the Company and the Note holders entered into a waiver and amendment to the Notes that waives the violations at June 30, 2006 and provides for the following terms:
•	repayment or conversion of $2.5 million principal amount of Notes (plus prepayment premiums discussed above and accrued interest) with a conversion period to begin or cash payment due immediately;

•	repayment or conversion of $2.0 million principal amount of Notes (plus prepayment premiums discussed above and accrued interest) per month for nine of the next ten months commencing October 1, 2006, with the conversion period to begin or cash payment due on the first day of the month;

•	repayment in cash of $9.0 million on each of January 15, 2007, April 15, 2007 and July 15, 2007;

•	re-pricing of the exercise price of the outstanding Warrants from a weighted-average exercise price of $9.81 per share to $5.00 per share and increasing the number of Warrants from approximately 3.0 million to approximately 5.8 million;

•	no additional notes or warrants can be sold under the Senior Secured Notes Facility.
     If the Company is unable to maintain compliance with the terms of the amended Notes, the Note holders could declare a triggering event, which would entitle the Note holders to a 20% premium on the principal balance of the outstanding Notes, accelerate the due dates of the Notes, and increase the interest rate on the Notes. The Company’s ability to convert the $20.5 million in principal amount is dependent on the Company’s continued compliance with the amended Notes and the maintenance of a minimum weighted-average stock price during any conversion period. If the Company is unable to meet the conditions to convert amounts as scheduled, it will be required to pay such amounts in cash.
     In order to satisfy the repayment obligations under the amendment, it will be necessary for Infinity to sell significant operating assets, seek the forward sale of oil and gas production, complete a public or private equity offering or debt financing. There can be no assurance that the Company will be able to consummate any such efforts on favorable terms, if at all. If the Company is unable to maintain compliance with the terms of the amended Notes, the Note holders could declare a triggering event, which would entitle the Note holders to a 20% premium on the principal balance of the outstanding Notes, accelerate the due dates of the Notes, and increase the interest rate on the Notes.
Outlook for 2006
     Infinity has received a number of indications of interest to purchase Consolidated and it has engaged an energy investment banking firm to assist in the evaluation of these and any additional indications for Consolidated. No formal decision has been made and no agreement has been reached at this time with respect to any of the interested parties. There can be no assurances that a sale transaction will be finalized or that any transaction will occur, nor what the terms or the timing of any such transaction may be. If any transaction occurs, the net proceeds will be used to repay debt, including prepayment premiums and accrued interest, and for other general corporate purposes.
     Infinity has engaged another energy investment banking firm to explore strategic alternatives with respect to Infinity’s 1.4 million acre concessions in the Caribbean Sea offshore Nicaragua and to advise the Company in exploring various partnering arrangements and other ownership structures for its interests. No formal decision has been made and no agreement has been reached at this time with respect to any particular ownership structure or with any interested party. There can be no assurances that any transaction will occur or be finalized, nor what the terms or the timing of any such transaction may be. If any transaction occurs, the net proceeds, if any, will be used to repay debt, including prepayment premiums and accrued interest, and other general corporate purposes.
     Infinity has engaged another energy investment banking firm to explore debt financing alternatives for the Company. No formal decision has been made and no agreement has been reached at this time with respect to any particular debt financing alternative or with any interested party. There can be no assurances that any transaction will occur or be finalized, nor what the terms or the timing of any such transaction may be. If any transaction occurs, the net proceeds, if any, will be used to repay debt, including prepayment premiums and accrued interest, and other general corporate purposes.
     Depending on the availability of capital resources, the availability of third party contractors for drilling and completion services, and satisfaction of regulatory activities, Infinity could incur capital expenditures of $14 million during the remainder of 2006. Approximate capital expenditures by operating entity would be $12 million by Infinity-Texas and $2 million by Consolidated. There can be no assurances that Infinity will have sufficient capital resources to fund this level of capital expenditures. Infinity has no contractual drilling obligations or other capital expenditure commitments during the remainder of 2006 that have not already been secured by the posting of bonds or letters of credit.
     Depending on the market price for crude oil and natural gas during 2006, stabilized production levels from wells placed on line during 2006, and continued demand for and acceptance of our oilfield service operations in the geographic areas we serve, Infinity would expect to generate cash flow of between $8 million and $10 million from operating activities during the remainder of 2006.
     During 2005 and the first six months of 2006, Infinity received approximately $5.0 million and $0.5 million, respectively, in proceeds from the exercise of options and warrants. Management expects to receive proceeds from additional exercises during 2006, but is unable to predict the amount or timing of such proceeds.
     In summary, Infinity believes that it may have approximately $12 million available to it in the remainder of 2006 from cash at June 30, 2006 (approximately $2 million), cash from operating activities and proceeds from the exercise of options and warrants, to fund its planned debt retirement and capital expenditures, prior to the sale of any operating assets or proceeds from the public or private offering of common or preferred equity or subordinated debt.

Critical Accounting Policies and Estimates
     Infinity’s Annual Report on Form 10-K for the year ended December 31, 2005, described the accounting policies that we believe are critical to the reporting of our financial position and results of operations and that require management’s most difficult, subjective or complex judgments. The most significant judgments and estimates used in the preparation of our consolidated financial statements are:
•	Remaining proved oil and gas reserves (reserve estimates),

•	Timing of our future drilling activities,

•	Accruals of operating costs, capital expenditures in progress, and revenue,

•	Estimated useful life of equipment utilized in the oilfield service business,

•	Estimated timing and cost related to asset retirement obligations,

•	Estimated realizability of deferred tax assets,

•	Estimated fair value of stock based awards,

•	Estimated fair value of derivative instruments.
Recent Accounting Pronouncements
Adoption of SFAS No. 123R, “Share-Based Payment”
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility used by an independent market participant in connection with their valuation of certain of the Company’s warrants. The Company believes incorporation of a volatility rate commensurate with that used by an independent market participant provides the best indication of fair value for its employee stock options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s valuation model assumes no dividends and a zero forfeiture rate. Different assumptions could materially impact the resulting calculated option value. On May 23, 2006, the Company granted options to employees and directors to purchase 340,000 shares of the Company’s common stock at $6.48 per share. The options vest one year from the date of grant. The following table summarizes the inputs used in the calculation of fair value of options granted during the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Expected term (in years)	5.5 -- 10	10
Expected stock price volatility	62%	60% - 70%
Expected dividends	—	—
Risk-free rate	4.98% - 5.07%	4.00% - 4.13%
Forfeiture rate	—	—
     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $4.14 and $6.64 per share, respectively. During the six months ended June 30, 2006, the Company recognized compensation expense of approximately $150,000 related to stock options. Unrecognized compensation expense of $1,258,000 as of June 30, 2006, related to unvested stock options will be recognized ratably over the next 11 months.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Commodity Risk
     Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and natural gas spot prices applicable to Infinity’s United States crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Excluding sales under a fixed price contract of $4.75 per Mcf, gas price realizations ranged from a low of $5.55 to a high of $7.48 per Mcf during the six months ended June 30, 2006. Oil price realizations ranged from a low of $56.44 per barrel to a high of $70.50 per barrel during that period.
     Infinity periodically enters into fixed-price physical contracts and commodity derivative contracts on a portion of its projected natural gas and crude oil production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels by reducing the exposure to oil and gas price fluctuations.
     Sales under fixed price contracts are accounted for as normal sales agreements under the exemption in SFAS No. 133. The effect of Infinity selling a portion of its gas production under a fixed price contract, compared to if it had sold the gas on the spot market, was a decrease in revenue of approximately $0.3 million and $0.5 million, for the six months ended June 30, 2006 and 2005, respectively. The effect of such sales was a decrease in revenue of approximately $0.5 million, for the three months ended June 30, 2005 (sales under fixed price contracts ended March 31, 2006).
     As of June 30, 2006 the Company had the following oil collar derivative arrangements outstanding:

Term of Arrangements	Bbls per Day	Floor Price	Ceiling Price
October 1, 2005 — December 31, 2006	50	$52.50	$74.00
July 1, 2006 — March 31, 2007	50	$55.00	$77.00
January 1, 2007 — June 30, 2007	50	$57.50	$77.50
April 1, 2007 — September 30, 2007	50	$60.00	$85.50
July 1, 2007 — December 31, 2007	50	$62.50	$87.00
     As of June 30, 2006 the Company had the following natural gas derivative collar arrangements outstanding:

	MMBtu
Term of Arrangements	per Day	Floor Price	Ceiling Price
May 1, 2006 — July 31, 2006	1,000	$4.50	$8.00
January 1, 2007 — March 31, 2007	1,000	$7.50	$12.00

     Subsequent to June 30, 2006, the Company entered into the following natural gas collars:

	MMBtu
Term of Arrangements	per Day	Floor Price	Ceiling Price
October 1, 2006 — December 31, 2006	1,000	$6.00	$10.55
April 1, 2007 — June 30, 2007	1,000	$6.00	$10.55
     The Securities Purchase Agreement dated as of January 13, 2005 by and among Infinity and the buyers of the Company’s Senior Secured Notes includes a covenant that at each date that is the end of a quarterly or annual period covered by a quarterly report on Form 10-Q or annual report on Form 10-K (a “Determination Date”), at least 20% of the Company’s estimate of its oil and gas production for the twelve-month period commencing immediately after such Determination Date shall be protected from price fluctuations using derivatives, fixed price agreements and/or volumetric production payments. It is the opinion of management that the Company was in compliance with this hedging requirement as of June 30, 2006.
Interest Rate Risk
     Infinity’s exposure to changes in interest rates results from our $47.5 million in floating rate debt. The result of a 10% fluctuation in the 3 month LIBOR would impact our interest expense, before capitalization, by approximately $0.2 million per year.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the Company’s second quarter of 2006, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the second quarter of 2006 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
     There are currently no pending material legal proceedings to which we are a party.
ITEM 1A. RISK FACTORS
     Except as set forth below, there have been no material changes to our risk factors compared to those provided in our Form 10-K for the year ended December 31, 2005.
We have been unable to comply with certain requirements of our Senior Secured Notes Facility and may not be able to meet our obligations under the Facility in the future or repay the Notes.
     We have violated certain provisions and covenants of our Senior Secured Notes Facility and as a result have entered into a Waiver and Amendment with the holders of the Notes. In addition to changing certain covenants with respect to the Notes, the Waiver and Amendment provides for an accelerated payment schedule. Under the terms of the Waiver and Amendment, we will be required to (i) repay or convert $20.5 million principal amount of the Notes (plus prepayment premiums and accrued interest) at monthly intervals between September 2006 and July 2007 and (ii) repay in cash $27 million principal amount of the Notes (plus prepayment premiums and accrued interest) in three equal installments between January 2007 and July 2007. Our ability to convert the $20.5 million principal amount into common shares is dependent on our continued compliance with the amended Notes and the maintenance of a minimum weighted-average stock price during any conversion period. If we are unable to meet the conditions to convert amounts as scheduled, we will be required to pay such amounts in cash.
     There is no assurance that we will be able to convert the Notes or repay the Notes on the accelerated schedule described above. We are exploring debt refinancing alternatives, but a refinancing may not be possible in the timeframe we require or on acceptable terms. If we are unable to meet the accelerated repayment schedule or maintain compliance with the amended terms of the Notes, the holders of the Notes would be entitled to declare an event of default, which would entitle the Note holders to a 20% premium on the principal balance of the outstanding Notes, to accelerate the repayment dates of the Notes, and to increase the interest rate on the Notes. In addition, because substantially all of our assets are secured as collateral for the Notes, if the holders declare an event of default, they may be entitled to foreclose on and take possession of our assets or cause us to enter into bankruptcy proceedings.
Exploration and development of our oil and gas projects will require large amounts of capital which we may not be able to obtain.
     Full exploration and development of our properties could require drilling in excess of 1,000 production wells, 100 disposal wells to handle produced water, and the construction of 100 production facilities. This could require capital expenditures over time of in excess of $1 billion. Currently, our potential sources of financing for these activities are limited to cash generated by operations and future sales of operating assets, equity or debt securities. Because we currently have $47.5 million principal amount of Notes outstanding under our existing Senior Secured Notes Facility which we are required to repay by July 2007, any proceeds from future sales of assets, equity or debt securities will first be used to make these repayments and will not be available for increased capital expenditures. In addition, no further amounts can be borrowed under our Senior Secured Notes Facility to finance capital expenditures or otherwise.
The covenants and debt service obligations of our Senior Secured Note Facility may adversely affect our cash flow and our ability to raise additional capital.
     Under the terms of an August 2006 Waiver and Amendment to our Senior Secured Notes Facility, we have agreed to repay the outstanding principal amount of the Notes ($47.5 million plus prepayment premiums and accrued interest) by July 2007. The Senior Secured Notes are secured by a pledge of substantially all of our natural gas and oil properties and oilfield services business assets, are guaranteed by our subsidiaries and contain covenants that limit additional borrowings, dividends to stockholders, the incurrence of liens, investments, sales or pledges of assets, changes in control and other matters. The Senior Secured Notes Facility also requires that specified financial ratios be maintained.
     The restrictions of our Senior Secured Notes Facility, including the restrictions imposed by the August 2006 Waiver and Amendment and the requirement that we prepay the full amount of the outstanding Notes, may have adverse consequences on our operations and financial results including:
•	additional covenant violations, if any, or violations of the terms of the Waiver and Amendment could further accelerate our obligation to repay the existing Notes;

•	the amount of our interest expense may increase because our borrowings are at a variable rate of interest, which, if interest rates increase, would result in higher interest expense;

•	we will potentially need to use a significant portion of our cash flow to pay principal and interest on our debt which will reduce the amount of cash we have to finance our operations and other business activities; and

•	substantially all of our properties are pledged as collateral to lenders and failure to fulfill our obligations under the Notes Facility could result in foreclosure or the implementation of bankruptcy proceedings.
     We may not be able to refinance our debt or obtain additional financing on favorable terms or at all. Any amount we obtain from future financing will be used first to repay the amounts outstanding under the Notes Facility. Our overall level of long-term debt and any difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results including:
•	we may have a higher level of debt than many of our competitors, which may place us at a competitive disadvantage;

•	we may issue equity securities to repay indebtedness, causing additional dilution to our stockholders;

•	we may be more vulnerable to economic downturns and adverse developments in our industry; and

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     The Senior Secured Notes Facility include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, maximum trade payable balances, asset sales, hedging activities, investments, dividends, mergers, and acquisitions. As of June 30, 2006, the Company was in violation of certain of the covenants, including the maximum trade payable balance covenant. As a result, on August 9, 2006, the Company and the Note holders entered into a waiver and amendment to the Senior Secured Notes Facility and the Notes that waives the violations at June 30, 2006 and provides for certain revised terms. See ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Waiver and Amendment Under Senior Secured Notes Facility.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 23, 2006, Infinity held its Annual Meeting of Stockholders (“Annual Meeting”) at the office of Davis Graham & Stubbs LLP, in Denver, Colorado. The matters voted upon at the Annual Meeting consisted of three proposals set forth in Infinity’s Proxy Statement dated May 1, 2006. The three proposals submitted to a vote of Stockholders are set forth below:
(a)	The election of five Directors of the Company to serve until the next Annual Meeting and until their successors have been duly elected and qualified;

(b)	The approval of the Company’s 2006 Equity Incentive Plan;

(c)	The ratification of the selection of Ehrhardt Keefe Steiner & Hottman PC, as Infinity’s independent registered public accounting firm.
     The following sets forth the votes cast for, against or withheld, as well as the number of abstentions, as to each of the proposals presented at the meeting:
     Election of Directors:

Nominee	For	Withheld
Stanton E. Ross	10,807,611	649,312
James A. Tuell	10,985,775	471,148
Elliot M. Kaplan	10,920,807	536,116
Robert O. Lorenz	10,920,682	536,241
Leroy C. Richie	10,920,107	536,816
     Approval of the Company’s 2006 Equity Incentive Plan:

For	Against	Abstain
3,880,878	1,005,553	153,474
     Ratification of the selection of Ehrhardt Keefe Steiner & Hottman PC, as Infinity’s independent registered public accounting firm:

For	Against	Abstain
11,368,739	22,608	65,576
     Each of the proposals presented at the Annual Meeting was approved.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     (a) Exhibits.
10.1	Form of Change in Control Agreement dated June 9, 2006 between Infinity and certain executive officers.

10.2	Change in Control Agreement dated June 9, 2006 between Infinity, Consolidated and Stephen D. Stanfield.

10.3	Waiver and Amendment dated August 9, 2006 to Senior Secured Notes Facility

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at June 30, 2006 under the Senior Secured Notes Facility dated January 13, 2005

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date
/s/ James A. Tuell	President and Chief Executive Officer	August 10, 2006
James A. Tuell	(Principal Executive Officer)

/s/ Timothy A. Ficker	Vice President, Chief Financial Officer	August 10, 2006
Timothy A. Ficker	(Principal Financial and Accounting Officer)

Index of Exhibits
10.1	Form of Change in Control Agreement dated June 9, 2006 between Infinity and certain executive officers.

10.2	Change in Control Agreement dated June 9, 2006 between Infinity, Consolidated and Stephen D. Stanfield.

10.3	Waiver and Amendment dated August 9, 2006 to Senior Secured Notes Facility

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at June 30, 2006