Form 10-Q
period 2006-09-30
INFINITY ENERGY RESOURCES, INC
filed 2006-11-09
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 8, 2006, 16,606,877 shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$465	$7,942
Accounts receivable, less allowance for doubtful accounts of $154 (2006) and $85 (2005)	6,529	4,748
Inventories	629	453
Prepaid expenses and other	741	422

Total current assets	8,364	13,565
Property and equipment, at cost, net of accumulated depreciation	12,979	11,489
Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization and ceiling write-down:
Proved	35,400	43,699
Unproved	27,267	22,849
Intangible assets, at cost, net of accumulated amortization	213	2,514
Other assets, net	1,538	168

Total assets	$85,761	$94,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable and current portion of long-term debt, net of discount	$55,301	$288
Accounts payable	10,001	5,035
Accrued liabilities	3,782	6,314
Current portion of asset retirement obligations	412	284

Total current liabilities	69,496	11,921
Long-term liabilities:
Production taxes payable and other	515	401
Asset retirement obligations, less current portion	1,112	1,129
Accrued interest	—	905
Derivative liabilities	9,346	9,837
Long-term debt, net of discount, less current portion	—	39,874

Total liabilities	80,469	64,067

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.0001 per share; 10,000,000 authorized shares, -0- shares issued and outstanding	—	—
Common stock, par value $.0001 per share; 75,000,000 authorized shares, 15,616,350 (2006) and 13,501,988 (2005) shares issued and outstanding	2	1
Additional paid-in-capital	70,187	58,335
Accumulated deficit	(65,058)	(28,119)
Accumulated other comprehensive income	161	—

Total stockholders’ equity	5,292	30,217

Total liabilities and stockholders’ equity	$85,761	$94,284

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share amounts)
Revenue
Oilfield services	$11,070	$5,899	$28,819	$15,416
Oil and gas	3,742	2,906	9,462	6,554

Total revenue	14,812	8,805	38,281	21,970
Cost of revenue
Oilfield services	5,312	3,029	13,317	7,548
Oil and gas production expenses	990	1,053	3,271	2,503
Oil and gas production taxes	166	284	401	653

Total cost of revenue	6,468	4,366	16,989	10,704

Gross profit	8,344	4,439	21,292	11,266
General and administrative expenses	2,513	1,496	5,852	4,132
Depreciation, depletion, amortization and accretion	3,213	2,184	7,066	5,567
Ceiling write-down of oil and gas properties	15,000	—	26,600	—

Operating income (loss)	(12,382)	759	(18,226)	1,567

Other income (expense)
Financing costs:
Interest expense	(859)	(790)	(2,492)	(1,725)
Amortization of loan discount and costs	(226)	(265)	(1,207)	(714)
Early extinguishment of debt	(26,918)	—	(27,128)	(1,276)
Change in derivative fair value	11,889	1,059	11,733	(1,842)
Other	207	(117)	381	(471)

Total other income (expense )	(15,907)	(113)	(18,713)	(6,028)

Net income (loss)	$(28,289)	$646	$(36,939)	$(4,461)

Net income (loss) per share:
Basic	$(1.87)	$0.05	$(2.55)	$(0.35)

Diluted	$(1.87)	$0.00	$(2.55)	$(0.35)

Weighted average shares outstanding:
Basic	15,136,896	13,453,246	14,463,004	12,745,252

Diluted	15,136,896	13,848,656	14,463,004	12,745,252

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2005	13,501,988	$1	$58,335	$(28,119)	$—	$30,217
Issuance of common stock upon conversion of senior secured notes and settlement of accrued interest	1,964,612	1	10,657	—	—	10,658
Issuance of common stock upon the exercise of options	144,750	—	694	—	—	694
Stock-based compensation	—	—	471	—	—	471
Other	5,000	—	30	—	—	30
Comprehensive loss:
Net loss	—	—	—	(36,939)	—	(36,939)
Unrealized gain on effective commodity derivative instruments	—	—	—	—	161	161

Total comprehensive loss						(36,778)

Balance, September 30, 2006	15,616,350	$2	$70,187	$(65,058)	$161	$5,292

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(36,939)	$(4,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	7,066	5,567
Ceiling write-down of oil and gas properties	26,600	—
Amortization of loan discount and costs	1,207	714
Non-cash early extinguishment of debt	27,128	1,052
Current interest expense settled by stock issuance, net of amounts capitalized	1,079	—
Interest expense added to principal	1,357	—
Non-cash stock-based compensation expense	501	—
Changes in fair value of derivative instruments	(11,733)	1,842
Unrealized (gain) loss on commodity derivative instruments	(73)	118
Impairment of note receivable	—	396
(Gain) loss on sales of assets	(267)	88
Change in operating assets and liabilities:
Increase in accounts receivable	(1,781)	(1,271)
Increase in inventories	(176)	(238)
Increase in prepaid expenses and other	(695)	(105)
Increase (decrease) in accounts payable and accrued liabilities	227	(1,715)

Net cash provided by operating activities	13,501	1,987

Cash flows from investing activities:
Capital expenditures – exploration and production	(23,821)	(26,256)
Capital expenditures – oilfield services	(4,631)	(2,960)
Proceeds from sale of fixed assets – exploration and production	149	133
Proceeds from sale of fixed assets – oilfield services	5	20
Proceeds from sale of fixed assets — corporate	64	—
Proceeds from note receivable	—	1,204
Increase in other assets	(788)	—

Net cash used in investing activities	(29,022)	(27,859)

Cash flows from financing activities:
Proceeds from notes payable	—	434
Proceeds from borrowings on long-term debt	8,000	39,500
Proceeds from issuance of common stock	694	4,707
Debt and equity issuance costs	(333)	(2,540)
Repayment of notes payable	(317)	(255)
Repayment of long-term debt	—	(9,290)

Net cash provided by financing activities	8,044	32,556

Net (decrease) increase in cash and cash equivalents	(7,477)	6,684
Cash and cash equivalents, beginning of period	7,942	3,052

Cash and cash equivalents, end of period	$465	$9,736

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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying unaudited consolidated financial statements should be read in conjunction with Infinity’s audited consolidated financial statements for the year ended December 31, 2005.
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
Liquidity; Going Concern
     As more fully discussed in Note 4, in October 2006 the Company entered into an amendment to its senior secured notes facility (“Senior Secured Notes Facility”) that establishes a final maturity date of January 15, 2007 for all remaining Notes, as defined below, (less the aggregate balance of any converted Notes) plus accrued interest, due in cash. The Company has engaged a financial advisor to assist in the Company’s efforts to secure new debt financing, the proceeds from which would be used to repay all or a portion of the outstanding Notes. In addition, the Company has engaged a separate financial advisor to assist in the evaluation of strategic alternatives, which may include the sale of the entire Company or all or part of the Company’s: (i) net developed and undeveloped acres in Texas, Colorado and Wyoming; (ii) oilfield services subsidiaries or (iii) concessions in the Caribbean Sea offshore Nicaragua. If the Company were to sell a portion of its assets, proceeds from such a sale would be used to repay all or a portion of the outstanding Notes. There can be no assurances that the Company will be able to secure new debt financing on acceptable terms or that the Company will be able to close on a sale of any assets for sufficient proceeds to repay all of the Notes by January 15, 2007. Due to the uncertainties related to these matters, there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Oil and Gas Properties
     The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with property acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals and dry holes) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. The Company capitalized internal costs of $223,000 and $243,000 during the three months ended September 30, 2006 and 2005, respectively, and $692,000 and $613,000 during the nine months ended September 30, 2006 and 2005, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.
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
     At September 30, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $24,700,000, based upon a natural gas price of approximately $4.04 per Mcf and an oil price of approximately $61.55 per barrel in effect at that date, and including approximately $865,000 of discounted future net revenue related to the effects of the Company’s cash flow hedges. However, based on subsequent pricing of approximately $7.02 per Mcf of gas and approximately $56.26 per barrel of oil at the November 2, 2006 measurement date and including approximately $164,000 of discounted net future revenue related to the effects of the Company’s cash flow hedges, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $15,000,000. As a result, in the three and nine months ended September 30, 2006 the Company recognized ceiling write-downs of $15,000,000 and $26,600,000, respectively. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period.
     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	As of
	September 30,	December 31,
	2006	2005
	(in thousands)
Proved oil and gas properties	$99,726	$75,484
Unproved oil and gas properties	27,267	22,849

Total	126,993	98,333
Less accumulated depreciation, depletion, amortization and ceiling write-downs	(64,326)	(31,785)

Net capitalized costs	$62,667	$66,548

     Depletion of proved oil and gas properties is computed on the units-of-production method, whereby capitalized costs, as adjusted for future development costs, are amortized over total estimated proved reserves. The costs of wells in progress and unevaluated properties, including any related capitalized interest, are not amortized. The costs of wells in progress at September 30, 2006 were not significant.
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
Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. As of September 30, 2006 and December 31, 2005, the Company had recorded a full valuation allowance for its net deferred tax asset.
Comprehensive Income (Loss)
     Comprehensive income (loss) is composed of net income (loss) and all changes to stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders. The only item included in comprehensive loss for the three and nine months ended September 30, 2006 was the effective portion of the Company’s commodity derivative instruments. There were no components of comprehensive income (loss) during the three and nine months ended September 30, 2005.
Other Assets, Net
     At September 30, 2006, Other assets include approximately $852,000 of cash on deposit at a bank to secure two letters of credit. The letters of credit were issued to the Instituto Nicaraguense de Energia in connection with the Company’s May 2006 execution of exploration and production contracts for two oil and gas concessions in the Caribbean Sea of Nicaragua and the Company’s requirement under the contracts to incur capital costs of a similar amount during the first year of the contracts.

     In addition, at September 30, 2006, Other assets also includes approximately $483,000 related to estimated production tax refunds. The estimated refunds result from the June 2006 designation of the Barnett Shale in Erath County, Texas as a tight gas formation eligible for a reduced production tax rate.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This statement prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 to determine what impact, if any, this interpretation will have on the Company.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the statement to determine what impact, if any, it will have on the Company.
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
Options Under Equity Incentive Plans
     In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of September 30, 2006, 270,881 shares were available for future grants under all plans.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility used by an independent market participant in the valuation of certain of the Company’s warrants (see Note 5). The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends and a 10% forfeiture rate.
     The following table summarizes the inputs used in the calculation of fair value of options granted during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Expected term (in years)	5.5 - 10	10
Expected stock price volatility	62%	60% - 70%
Expected dividends	—	—
Risk-free rate	4.98% - 5.07%	4.00% - 4.13%
Forfeiture rate	10%	—
     The following table summarizes stock option activity as of and for the nine months ended September 30, 2006:

		Weighted Average	Aggregate	Weighted Average
		Exercise	Intrinsic Value	Remaining
	Number of Options	Price Per Share	(in thousands)	Contractual Term
Outstanding at January 1, 2006	1,383,250	$6.52
Granted	340,000	6.48
Exercised	(144,750)	4.79
Forfeited	(161,500)	5.03

Outstanding at September 30, 2006	1,417,000	6.86	$—	7.5 years

Exercisable at September 30, 2006	1,077,000	6.97	$—	6.5 years

     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $4.14 and $6.64 per share, respectively. During the three and nine months ended September 30, 2006, the Company recognized compensation expense of approximately $320,000 and $471,000, respectively, related to stock options. The Company did not capitalize any stock-based compensation expense during the three or nine months ended September 30, 2006 and 2005. The Company did not recognize a tax benefit related to the stock-based compensation recognized during the three or nine months ended September 30, 2006 as the Company has a fully reserved deferred tax asset. Because the exercise price of all options granted under the Company’s stock option plans have been equal to or greater than the market value on the date of grant, no compensation cost was recognized in any period prior to the January 1, 2006 adoption of SFAS No. 123(R). Unrecognized compensation cost of $841,000 as of September 30, 2006, related to unvested stock options will be recognized ratably over the next 8 months.
     The Company received cash proceeds of $694,000 and $957,000 from the exercise of stock options during the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $291,000 and $1,858,000, respectively.
     The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under stock option plans in the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(in thousands, except share amounts)
Net income (loss) as reported	$646	$(4,461)
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards	(1,913)	(3,122)

Pro forma net income (loss)	$(1,267)	$(7,583)

Net income (loss) per share as reported:
Basic	$0.05	$(0.35)
Diluted	$0.00	$(0.35)
Pro forma net income (loss) per share:
Basic	$(0.09)	$(0.59)
Diluted	$(0.09)	$(0.59)

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
     The following table summarizes the activity for the Company’s asset retirement obligations for the nine months ended September 30, 2006 and 2005:

	For the Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Asset retirement obligations at beginning of period	$1,413	$635
Accretion expense	81	43
Liabilities incurred	30	30
Liabilities settled	—	(199)
Revisions of estimates	—	839

Asset retirement obligations at end of period	1,524	1,348
Less: current portion of asset retirement obligations	(412)	(279)

Asset retirement obligations, less current portion	$1,112	$1,069

Note 4 —Debt
     Debt consists of the following:

	As of
	September 30,	December 31,
	2006	2005
	(in thousands)
Senior secured notes, net of discount of $116 at September 30, 2006 and $7,417 at December 31, 2005	$55,241	$37,583
Note payable to seller (for a 50% interest in an airplane)	—	2,203
Other, principally capitalized lease obligations	60	376

	55,301	40,162

Less current portion	(55,301)	(288)

Long-term debt, net	$—	$39,874

Senior Secured Notes Facility
     The Company has a senior secured notes facility (the “Senior Secured Notes Facility”) with a group of lenders led by Promethean Asset Management, LLC (collectively, the “Buyers”). Pursuant to the terms of the Senior Secured Notes Facility, on January 13, 2005, September 7, 2005 and December 9, 2005, the Company sold, and the Buyers purchased, $30.0 million, $9.5 million and $5.5 million, respectively, principal amount of senior secured notes (the “Series A Notes,” “Series B Notes” and “Series C Notes,” respectively), and five-year warrants to purchase 924,194 shares & 732,046 shares, 283,051 shares & 224,202 shares, and 191,882 shares & 151,988 shares of the Company’s common stock at exercise prices of $9.09 per share & $11.06 per share, $9.40 per share & $11.44 per share, and $8.03 per share & $9.77 per share, respectively (the “Series A Warrants,” “Series B Warrants” and “Series C Warrants,” respectively). Pursuant to a waiver of certain terms of the Senior Secured Notes Facility, on March 17, 2006, the Company sold, and the Buyers purchased, $8.0 million of additional principal amount of senior secured notes (the “Series D Notes” and collectively with the Series A, Series B and Series C Notes, the “Notes”), and five-year warrants to purchase 258,960 shares of the Company’s common stock at an exercise price of $8.65 per share and 205,128 shares of the Company’s common stock at an exercise price of $10.53 per share (collectively, the “Series D Warrants” and together with the Series A, Series B and Series C Warrants, the “Warrants”).

     The Notes bear interest at the 3-month LIBOR (London Interbank Offered Rate) plus 675 basis points, adjusted the first business day of each calendar quarter (12.12% at September 30, 2006). The Notes are secured by essentially all of the assets of Infinity and its subsidiaries and are guaranteed by each of Infinity’s active subsidiaries.
     Under the original terms of the Senior Secured Notes facility, in certain circumstances, Infinity had the option to repay the Notes with direct issuances of shares of common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion (the “Conversion Option”). These provisions were modified in connection with the August and October 2006 Waiver and Amendments. In addition, the Company also had the option to settle accrued interest due under the Notes with direct issuances of shares of common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion. In January, April and July 2006, the Company elected to settle approximately $861,000, $1.2 million and $1.4 million, respectively, of accrued interest through the issuance of 126,083 shares, 177,212 shares and 291,589 shares, respectively, of common stock. In addition, in the first, second and third quarters of 2006, the Company converted $3 million in principal amount of Notes (along with accrued interest of $37,000) into 382,062 shares of common stock, $2.5 million in principal amount of Notes (along with accrued interest of $28,000) into 373,156 shares of common stock and $2.5 million in principal amount of Notes (along with accrued interest of $47,000) into 614,500 shares of common stock, respectively. In connection with the conversions, for the nine months ended September 30, 2006 the Company reclassified unamortized discount (see discussion below under Debt Discount) of $1,030,000 related to the converted Notes to additional paid-in-capital, reclassified Conversion Option derivative liability of $138,000 (see Note 5) to additional paid-in-capital and wrote off deferred financing costs of $210,000.
     As of June 30, 2006, the Company was in violation of certain of the covenants under its Senior Secured Notes Facility, including the maximum exploration and production related trade payables balance covenant. As a result, on August 9, 2006 the Company and the Note holders entered into a waiver and amendment to the Senior Secured Notes Facility that waived the violations at June 30, 2006, and amended the Notes and Warrants to provide for the following terms:
➢	repayment or conversion of $2.5 million principal amount of Notes by September 15, 2006 (a total of $2,547,000 of principal and interest was converted into 614,500 shares of common stock by September 15, 2006);

➢	repayment or conversion of $2.0 million principal amount of Notes per month for the next nine months commencing October 2, 2006;

➢	repayment in cash of $9.0 million principal amount of Notes on each of January 15, 2007, April 15, 2007 and July 15, 2007;

➢	re-pricing of the exercise price of the outstanding Warrants from a weighted-average exercise price of $9.81 per share to $5.00 per share and increasing the number of Warrants from approximately 3.0 million to approximately 5.8 million;

➢	elimination of the Company’s ability to sell additional notes or warrants under the Senior Secured Notes Facility.
     The Company was unable to comply with the terms of the amended Senior Secured Notes Facility and Notes. As such, effective on October 2, 2006, the Company entered into an October 2006 Waiver and Amendment Agreement which further amends the Senior Secured Notes Facility, the Notes and the Warrants to provide for the following terms:
➢	increase in the outstanding principal Notes balance by 20%, or $9 million, plus an additional $1.4 million equal to the interest that would have been due on October 2, 2006, to arrive at a new principal Notes balance of $55.4 million;

➢	a final maturity date for all remaining Notes, less the aggregate balance of any converted Notes (see below), plus accrued interest, due in cash on January 15, 2007;

➢	deferral of the January 2, 2007 interest payment to the final maturity of the Notes on January 15, 2007;

➢	limitation on exploration and production related trade payables in excess of 90 days beyond invoice due date not to exceed $7.5 million and a requirement to reduce exploration and production related trade payables to a maximum not exceeding $6.0 million by January 1, 2007 or at any time thereafter;

➢	removal of the mandatory prepayment or conversion of $2.0 million of principal on the first business day of each month beginning October 2, 2006, as set forth in the August waiver;

➢	conversion prior to January 15, 2007 (unless the Notes are repaid prior in full by the Company), at the election of the Note holders, in the following amounts (the Company’s option to repay principal and interest with direct issuances of common stock has been eliminated):
•	up to approximately $3.4 million plus accrued interest commencing October 3, 2006

•	up to an additional $2.0 million plus accrued interest commencing November 1, 2006

•	up to an additional $2.0 million plus accrued interest commencing December 1, 2006
➢	Warrant holders may require the Company to redeem their Warrants in connection with a sale of all or substantially all of Infinity to a non-public buyer

     If the Company is unable to maintain compliance with the terms of the amended Notes, the Note holders could declare a triggering event, which would entitle the Note holders to a 20% premium on the increased principal balance of the outstanding Notes, accelerate the due date of the Notes, and increase the interest rate on the Notes.
     Under the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company determined that the August and October amendments each resulted in substantial modifications to the terms of the Notes. As a result, the Company accounted for each amendment as an extinguishment of debt. Accordingly, the Company recognized approximately $26.9 million of early extinguishment of debt expense consisting of the following (in thousands):

Change in fair value of Warrants upon repricing	$9,812
Increase in principal resulting from default	9,000
Write off of debt discount	6,467
Write off of debt issuance costs and other	1,639

$26,918

Debt Discount
     Under the provisions of SFAS No. 133 and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Conversion Option and the Warrants issued in connection with the Notes qualify as derivatives. As a result, upon the issuance of each series of Notes, the Company bifurcated the Conversion Option from the Notes and accounted for it and the related Warrants as derivatives (see Note 5). The initial fair values of the Conversion Option and Warrants, which aggregated $461,000 and $10,108,000, respectively, for all four series of Notes issued to date, were recorded as debt discount. The debt discount was being amortized over the initial maturities of the Notes utilizing the effective interest method. As noted above, the debt discount was written off in connection with the August and October amendments of the Notes.
     The Company capitalizes amortization of debt discount to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of debt discount is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total debt discount amortized during the three months ended September 30, 2006 and 2005 was $316,000 and $355,000, respectively, of which $161,000 and $176,000, respectively, was capitalized to oil and gas properties. Total debt discount amortized during the nine months ended September 30, 2006 and 2005 was $1,578,000 and $950,000, respectively, of which $750,000 and $549,000, respectively, was capitalized to oil and gas properties.
Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs (including amortization of deferred financing costs) capitalized in the three months ended September 30, 2006 and 2005 were $648,000 and $410,000, respectively. Interest costs (including amortization of deferred financing costs) capitalized in the nine months ended September 30, 2006 and 2005 were $1,812,000 and $1,229,000, respectively.
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

Commodity Derivatives
     The Company periodically hedges a portion of its oil and gas production through fixed-price physical contracts and commodity derivative contracts. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of September 30, 2006 the Company had the following oil collar derivative arrangements outstanding (all of which have been designated as cash flow hedges):

		NYMEX	NYMEX
Term of Arrangements	Bbls per Day	Floor Price	Ceiling Price
October 1, 2005 — December 31, 2006	50	$52.50	$74.00
July 1, 2006 — March 31, 2007	50	$55.00	$77.00
January 1, 2007 — June 30, 2007	50	$57.50	$77.50
April 1, 2007 — September 30, 2007	50	$60.00	$85.50
July 1, 2007 — December 31, 2007	50	$62.50	$87.00
October 1, 2007 — March 31, 2008	50	$62.00	$85.60
     As of September 30, 2006 the Company had the following natural gas derivative collar arrangements outstanding (all of which have been designated as cash flow hedges):

	MMBtu	WAHA	WAHA
Term of Arrangements	per Day	Floor Price	Ceiling Price
October 1, 2006 — December 31, 2006	1,000	$6.00	$10.55
January 1, 2007 — March 31, 2007	1,000	$7.50	$12.00
April 1, 2007 — June 30, 2007	1,000	$6.00	$10.55
July 1, 2007 — September 30, 2007	1,000	$6.50	$10.20
     As of September 30, 2006 and December 31, 2005, the Company had derivative assets (liabilities) of approximately $207,000 and ($28,000), respectively, which are included in other assets or accrued liabilities on the accompanying Consolidated Balance Sheet. During the three months ended September 30, 2006 and 2005, the Company recognized ineffectiveness of approximately $198,000 and ($141,000), respectively, under its collar arrangements, which is reflected in Other expense in the accompanying Consolidated Statements of Operations. During the nine months ended September 30, 2006 and 2005, the Company recognized ineffectiveness of approximately $74,000 and ($118,000), respectively, under its collar arrangements. The Company paid $31,000 and $0 under its collar arrangements during the nine months ended September 30, 2006 and 2005.
Other Derivatives
     As more fully discussed in Note 4 above, in January 2005, the Company issued Notes and Warrants. Under the provisions of SFAS No. 133 and EITF 00-19 the Company bifurcated the Conversion Option associated with the Notes and accounted for it and the Warrants as derivatives. The initial fair values of the Conversion Option and the Warrants, which totaled $461,000 and $10,108,000, respectively, were recorded as debt discount. Subsequent changes in the fair value of those derivatives have been recorded as Change in derivative fair value in the accompanying Consolidated Statements of Operations. During the three months ended September 30, 2006 and 2005, the Company recognized credits of $9,524,000 and $362,000, respectively, related to the change in fair value of the Conversion Option and Warrants. The amount recognized in the three months ended September 30, 2006, includes a charge of $41,000 related to the Conversion Option on the Notes converted during the period. During the nine months ended September 30, 2006 and 2005, the Company recognized a credit of $9,283,000 and a charge of $958,000, related to the change in fair value of the Conversion Option and Warrants. The credit recognized in the nine months ended September 30, 2006, includes a charge of $97,000 related to the Conversion Option on the Notes converted during the period.
     In addition, as a result of the issuance of the Notes in January 2005, under the provisions of EITF 00-19, the Company was no longer able to conclude that it has sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants (the “Non-employee Options and Warrants”) after considering the commitment to potentially issue common stock under terms of the Notes if ever there is an event of default. As such, effective with the issuance of the Notes on January 13, 2005, the Company reclassified the fair value of the Non-employee Options and Warrants out of stockholders’ equity on the accompanying Consolidated Balance Sheet and recognized them as a derivative liability of $6,090,000. Changes in the fair value of the Non-employee Options and Warrants are recorded as Change in derivative fair value in the accompanying Consolidated Statements of Operations so long as they continue to not qualify for equity classification. Non-employee Options and Warrants that are ultimately settled in common stock will be remeasured based on the intrinsic value prior to settlement and then reclassified back to stockholders’ equity; however, any gains or losses previously recognized on those instruments will remain in earnings. During February and March 2005, in connection with the exercise of 538,850 Non-employee Options and Warrants, the Company reclassified

$2,174,000 back to stockholders’ equity. During the three months ended September 30, 2006 and 2005, the Company recognized credits of $2,364,000 and $698,000, respectively, related to the change in the fair value of Non-employee Options and Warrants outstanding during those periods. During the nine months ended September 30, 2006 and 2005, the Company recognized a credit of $2,449,000 and a charge of $883,000, respectively, related to the change in the fair value of Non-employee Options and Warrants outstanding during those periods.
Note 6 — Fair Value of Financial Instruments
     The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued liabilities represents the fair value of the accounts. The carrying value of debt at September 30, 2006 is estimated to approximate fair value. See Note 4 for the terms of the Company’s debt obligations.
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

	For the Three Months Ended September 30,
	2006			2005
	(in thousands, except share and per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS:
Net income (loss) and share amounts	$(28,289)	15,136,896	$(1.87)	$646	13,453,246	$0.05

Dilutive Securities:
Stock Options and Warrants	—	—		(606)	395,410

Diluted EPS:
Net income (loss) and share amounts	$(28,289)	15,136,896	$(1.87)	$40	13,848,656	$0.00

	For the Nine Months Ended September 30,
	2006			2005
	(in thousands, except share and per share amounts)
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS:
Net loss and share amounts	$(36,939)	14,463,004	$(2.55)	$(4,461)	12,745,252	$(0.35)

Dilutive Securities:
Stock Options and Warrants	—	—		—	—

Diluted EPS:
Net loss and share amounts	$(36,939)	14,463,004	$(2.55)	$(4,461)	12,745,252	$(0.35)

     For the three months ended September 30, 2006 and the nine months ended September 30, 2006 and 2005, all common share equivalents were anti-dilutive. Therefore, the computations of diluted EPS for the three months ended September 30, 2006 and the nine months ended September 30, 2006 and 2005, do not include the impact of 8,862,000 and 5,148,000 common share equivalents outstanding as of September 30, 2006 and 2005, respectively, because to do so would have been anti-dilutive. The computation of diluted EPS for the three months ended September 30, 2005 did not include the impact of 2,363,000 common stock equivalents outstanding as of September 30, 2005 because to do so would have been anti-dilutive. The number of common stock equivalents excluded from the diluted income per share calculations does not include any shares that may be issued in the future should the Note holders elect to convert Notes outstanding under the Senior Secured Notes Facility through direct issuances of shares of registered common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding conversion (see Note 4).

Note 8 — Subsequent Events
Letter of Intent to Sell Oilfield Services Subsidiaries
     On October 19, 2006, the Company entered into a non-binding letter of intent with an undisclosed buyer for the sale of its oilfield services subsidiaries. The parties expect to negotiate a definitive agreement over the next several weeks. The transaction is expected to close by the end of November. The net proceeds from the sale will be used to repay existing indebtedness.
Conversions of Notes
     Subsequent to September 30, 2006 and through November 7, 2006, the Note holders have elected to convert $3,564,000 in principal of Notes (along with accrued interest of $15,000 into 990,527 shares of common stock.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Effective September 9, 2005, Infinity, Inc. merged with and into its wholly-owned subsidiary Infinity Energy Resources, Inc., a Delaware corporation, for the purpose of changing its domicile from Colorado to Delaware. As a result of the merger, the legal domicile of Infinity, Inc. was changed to Delaware and its name was changed to Infinity Energy Resources, Inc. At the effective time of the merger, shares of Infinity, Inc. were converted into an equal number of shares of common stock of Infinity Energy Resources, Inc. The reincorporation did not result in any change in headquarters, business, jobs, location of any facilities, number of employees, assets, liabilities, or net worth. Management, including all directors and officers, remained the same as prior to the reincorporation.
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
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statement. Forward-looking statements include, among other items:
•	expected capital expenditures and cash flow for the remainder of 2006;

•	increased activity in the oilfield services business;

•	our efforts to refinance the Notes and to evaluate and pursue strategic alternatives;

•	our ability to negotiate a definitive sales agreement with respect to the oilfield services subsidiaries on the schedule anticipated or at all and the timing of the closing of such a transaction;

•	planned increases in acreage position;

•	Infinity’s business strategy and anticipated trends in Infinity’s business and its future results of operations;

•	planned exploration, drilling and completion activities;

•	the costs and results of dewatering operations, including drilling water disposal wells;

•	demand for oilfield services;

•	the availability of financing on acceptable terms;

•	the impact of governmental regulation; and

•	the timing of engineering and environmental impact studies and permitting.
     Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following (and the risks described under “Risk Factors” in our Annual Report on Form 10-K):
•	fluctuations in oil and natural gas prices and production;

•	availability of drilling rigs, completion services and other support equipment;

•	incorrect estimates of required capital expenditures;

•	uncertainties inherent in estimating quantities of oil and gas reserves and projecting future rates of production and timing thereof;

•	delays or difficulties in exploration, exploitation and development activities;

•	increases in the cost of oil and gas drilling, completion and production and in materials, fuel and labor costs;

•	the availability, conditions and timing of required government approvals and third party financing, including failure to satisfy the maximum notes balance requirements under the senior secured notes facility;

•	a decline in demand for Infinity’s oil and gas production or oilfield services;

•	delays in environmental and permitting factors; and

•	changes in general economic conditions;

•	inability to sell our oilfield services subsidiaries, refinance the senior notes or consummate other suitable strategic transactions;

•	possible inability to repay senior notes in cash;

•	inability to comply with provisions of Senior Secured Notes Facility and Notes, as amended, in the future;

•	possible action by lenders on future defaults that could result in increased interest, accelerated maturity, foreclosure or bankruptcy.
Exploration of Strategic Alternatives
     On October 3, 2006, Infinity Energy Resources, Inc. announced that its Board of Directors was exploring strategic alternatives to increase shareholder value, including the possible sale of all or part of the Company, and had retained an energy investment banking firm as its financial advisor. The investment banking firm is expected to assist Infinity in coordinating existing candidates and identifying additional candidates and in the structuring of one or more potential transactions.
     On October 19, 2006, Infinity entered into a non-binding letter of intent with an undisclosed buyer for the sale of its oilfield services subsidiaries, Consolidated Oil Well Services, Inc. and CIS-Oklahoma, Inc. The parties expect to negotiate a definitive agreement over the next few weeks. The transaction is expected to close by the end of November 2006. The net proceeds from the sale will be used to repay existing indebtedness.
     Separately, Infinity continues to explore its strategic alternatives, including the sale of all or part of the Company’s exploration and production assets, and its debt financing alternatives, including new reserve-based credit facilities. There can be no assurance that Infinity will consummate any sale transaction or debt financing.
Overview of Exploration and Production Activity
     Infinity, through Infinity-Texas, continued to expand its exploration and production operations in the Fort Worth Basin of Texas. During the nine months ended September 30, 2006, Infinity-Texas:
•	Drilled ten horizontal wells and four vertical wells targeting the Barnett Shale formation;

•	Increased production from the Fort Worth Basin in north central Texas by approximately 215% as compared to the nine months ended December 31, 2005;

•	Made capital additions of approximately $26.2 million, including costs for leasehold additions, seismic acquisition and interpretation, and the drilling, completing and equipping of wells.
     Infinity plans to continue to explore, exploit and develop its Fort Worth Basin acreage and its Rocky Mountain projects and prospects. Infinity expects its Rocky Mountain projects to proceed more slowly, due in part to governmental and environmental restrictions and regulations. Infinity raised incremental debt and equity capital to fund its exploration and production operations from the net proceeds of the Senior Secured Notes Facility and from the proceeds of option and warrant exercises during the first nine months of 2006. In addition to expected increases in cash flows from operating activities, Infinity will require external financing beyond 2006 to fund its exploration and production operations, although the type, timing, cost and amounts of such financing, if any, will depend upon general energy and capital markets conditions and the success of Infinity’s operations.
     The following table provides statistical information for the three and nine months ended September 30, 2006 and 2005:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Production:
Natural gas (MMcf)	357.7	249.3	846.6	680.2
Crude oil (thousands of barrels)	23.7	19.1	66.0	47.7
Total (MMcfe)	500.2	364.1	1,242.5	966.6
Financial Data (thousands of dollars):
Total revenue	$3,742	$2,906	$9,462	$6,554
Production expenses	990	1,053	3,271	2,503
Production taxes	166	284	401	653
Financial Data per Unit ($ per Mcfe):
Total revenue	$7.48	$7.98	$7.62	$6.78
Production expenses	1.98	2.89	2.63	2.59
Production taxes	0.33	0.78	0.32	0.68
     Under full cost accounting rules, Infinity reviews, on a quarterly basis, the carrying value of its oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future net revenue at the prices in effect as of the end of each fiscal quarter, and a write-down for accounting purposes is required if the ceiling is exceeded. At September 30, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $24,700,000, based upon a natural gas price of approximately $4.04 per Mcf and an oil price of approximately $61.55 per barrel in effect at that date, and including approximately $865,000 of discounted future net revenue related to the effects of the Company’s cash flow hedges. However, based on subsequent pricing of approximately $7.02 per Mcf of gas and approximately $56.26 per barrel of oil at the November 2, 2006 measurement date and including approximately $164,000 of discounted net future revenue related to the effects of the Company’s cash flow hedges, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $15,000,000. As a result, in the three and nine months ended September 30, 2006 the Company recognized ceiling write-downs of $15,000,000 and $26,600,000, respectively. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period.
Overview of Oilfield Service Operations
     Consolidated continued to develop its business as the largest oilfield service provider in eastern Kansas and northeast Oklahoma. The continued strong price of natural gas and crude oil and the focus on development of the coal bed methane potential of the Cherokee basin in eastern Kansas and northeast Oklahoma and the Powder River and Big Horn Basins in northern Wyoming contributed to an overall increase in activity for Consolidated. During the three months ended September 30, 2006, Consolidated achieved several operational milestones:
•	record quarterly revenue of $11.1 million;

•	subsidiary level gross profit of approximately $5.7 million;

•	provided services to 310 customers; and

•	subsidiary level income before taxes of approximately $4.3 million.
     Consolidated has expanded its pressure pumping fleet and expanded its service area through the fabrication and construction of additional equipment.
     The following table details the increase in gross revenue, before discounts, for the periods shown, based on the number and type of core service jobs performed:
Oilfield Service Statistics
(dollars in thousands)

	Three Months Ended September 30,
	2006		2005		Change
	Jobs	Revenue	Jobs	Revenue	Jobs	% Chg. In Jobs	Revenue
Job Type
Cementing	1,395	$5,383	983	$2,958	412	42%	$2,425
Acidizing	705	1,165	487	513	218	45%	652
Fracturing	635	4,722	338	2,406	297	88%	2,316
Other		425		220			205
Discounts		(625)		(198)			(427)

Total		$11,070		$5,899			$5,171

	Nine Months Ended September 30,
	2006		2005		Change
	Jobs	Revenue	Jobs	Revenue	Jobs	% Chg. In Jobs	Revenue
Job Type
Cementing	3,578	$12,237	2,503	$7,078	1,075	43%	$5,159
Acidizing	1,922	2,645	1,414	1,396	508	36%	1,249
Fracturing	1,866	14,512	919	6,875	947	103%	7,637
Other		1,042		632			410
Discounts		(1,617)		(565)			(1,052)

Total		$28,819		$15,416			$13,403

2006 Operational and Financial Objectives
Exploration and Production
     Infinity-Texas plans to focus on increasing its production and acreage position in the Fort Worth Basin of north central Texas. Infinity-Texas anticipates its remaining 2006 capital expenditures will be less than $1 million to complete one well in progress at September 30, 2006, conduct additional geological and geophysical analysis on its acreage and acquire additional acreage. At September 30, 2006, Infinity-Texas had one horizontal well and one vertical well waiting completion operations. Infinity-Texas may increase its capital expenditures and drilling activity through an additional drilling rig in early in 2007.
     The Company’s ability to complete these activities is dependent on a number of factors including, but not limited to:
•	The availability of the capital resources required to fund the activity;

•	The availability of third party contractors for drilling rigs and completion services (although the Company has one rig under contract that is expected to be available in 2007); and

•	The approval by regulatory agencies of applications for permits to drill in a timely manner.
     Infinity-Wyoming plans to focus on increasing production through development of acreage. Infinity-Wyoming anticipates remaining 2006 capital expenditures will be less than $1 million to conduct additional geological and geophysical analysis, and increase its acreage position in the Sand Wash Basin of northwestern Colorado.
Oilfield Services
     Consolidated plans to continue to increase its oilfield service revenue during 2006 as a result of the expansion of its fleet during 2005 and 2006 and due to the expected increase in the number of wells to be drilled and completed by property owners in its service areas as compared to the prior year. Consolidated expects capital expenditures to approximate $1 million for the remainder of 2006 related to equipment and facilities. Management expects these capital expenditures to be financed through Consolidated’s cash flow from operations and cash on hand.
Corporate Activities
     Infinity has completed negotiations of the final development and production agreement with the Instituto Nicaraguense de Energia for the Perlas and Tyra blocks offshore Nicaragua and has issued letters of credit totaling approximately $1 million for the initial work on the leases which will include an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data to be acquired.
Results of operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005
Net Income (Loss)
     Infinity reported net loss of $28.3 million, or $1.87 per diluted share, in the three months ended September 30, 2006 compared to net income of $0.6 million, or $0.00 per diluted share, in the prior year period. The change between periods was the result of the items discussed below.
Revenue
     Infinity achieved total revenue of $14.8 million in the three months ended September 30, 2006 compared to $8.8 million in the prior year period. The $6.0 million, or 68%, increase in revenue consisted of a $5.2 million increase in oilfield service revenue and a $0.8 million increase in oil and gas revenue. The increase in oilfield service revenue was attributable to a 51% increase in the number of jobs completed in the 2006 period compared to the 2005 period and a 24% increase in the average revenue per job in the 2006 period compared to the 2005 period. The increase in oil and gas revenue was primarily the result of a 37% increase in equivalent sales volumes. The increase in sales volumes was due primarily to successful exploratory drilling in the Fort Worth Basin.

Cost of Revenue
     Infinity’s cost of revenue increased to $6.5 million for the three months ended September 30, 2006, from $4.4 million in the prior year period. Oilfield service costs increased to $5.3 million during the three months ended September 30, 2006, from $3.0 million in the prior year period. The increase was principally attributable to increased materials, maintenance, fuel and labor costs resulting largely from the increase in the number of jobs performed in the 2006 period compared to the 2005 period. Oil and gas production expenses decreased slightly to $1.0 million, or $1.98 per Mcfe, during the three months ended September 30, 2006, from $1.1 million, or $2.89 per Mcfe, in the prior year period. The decrease in production expenses was primarily attributable to a reduction in workover activity and the shutting-in of certain high cost wells during the 2006 period, partially offset by increased production from the Company’s Fort Worth Basin properties. Oil and gas production taxes decreased to $0.2 million for the three months ended September 30, 2006, compared to $0.3 million for the 2005 period. The decrease reflects the June 2006 designation of the Barnett Shale in Erath County, Texas as a tight gas formation eligible for a reduced production tax rate.
Gross Profit
     Infinity earned a gross profit of $8.3 million during the three months ended September 30, 2006, a $3.9 million or 88% increase from $4.4 million gross profit in the prior year period. Gross profit from oilfield services was $5.8 million, or 52% of oilfield services revenue, during the three months ended September 30, 2006, compared to $2.9 million, or 49% of oilfield services revenue, in the prior year period. The increase in gross profit as a percentage of oilfield service revenue was due principally to an increase in higher margin frac jobs and lower than average down days as a result of better than average weather during the 2006 quarter. Gross profit from oil and gas operations for the three months ended September 30, 2006 and 2005 increased to $2.6 million from $1.6 million primarily as a result of increased revenue and decreased production taxes, both as discussed above.
General and Administrative Expenses
     General and administrative expenses increased to $2.5 million for the three months ended September 30, 2006, from $1.5 million in the prior year period. The increase was largely due to costs incurred in the Company’s efforts to refinance its debt, an increase in personnel and personnel related costs, stock-based compensation recorded during the 2006 period, and increased cost of being incorporated in Delaware.
Depreciation, Depletion, Amortization and Accretion
     Depreciation, depletion, amortization and accretion (“DD&A”) expense recognized during the three months ended September 30, 2006 increased $1.0 million to $3.2 million from $2.2 million in the prior year period. Increased DD&A in the 2006 period resulted from an increase in Consolidated’s fleet and an increase in the Company’s oil and gas properties subject to depletion as of September 30, 2006, increased production during the quarter and a decrease in proved oil and gas reserve volumes associated with the Company’s exploration and development program.
Ceiling Write-Down
     At September 30, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $24,700,000, based upon a natural gas price of approximately $4.04 per Mcf and an oil price of approximately $61.55 per barrel in effect at that date, and including approximately $865,000 of discounted future net revenue related to the effects of the Company’s cash flow hedges. However, based on subsequent pricing of approximately $7.02 per Mcf of gas and approximately $56.26 per barrel of oil at the November 2, 2006 measurement date and including approximately $164,000 of discounted net future revenue related to the effects of the Company’s cash flow hedges, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $15,000,000. As a result, in the three months ended September 30, 2006 the Company recognized a ceiling write-down of $15,000,000. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period.
Other Income (Expense)
     Other expense of $15.9 million in the three months ended September 30, 2006 increased compared to other expense of $0.1 million in the prior year period. The increase of $15.8 million was principally due to a $26.9 million charge for early extinguishment of debt recorded in the 2006 period in connection with the August and October amendments to the Company’s senior secured notes, partially offset by a $10.8 million increase in the credit recognized in the 2006 period compared to the 2005 period for the change in derivative fair value.
Results of operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005
Net Loss
     Infinity reported net loss of $36.9 million, or $2.55 per diluted share, in the nine months ended September 30, 2006 compared to net loss of $4.5 million, or $0.35 per diluted share, in the prior year period. The change between periods was the result of the items discussed below.
Revenue
     Infinity achieved total revenue of $38.3 million in the nine months ended September 30, 2006 compared to $22.0 million in the prior year period. The $16.3 million, or 74%, increase in revenue consisted of a $13.4 million increase in oilfield service revenue and a $2.9 million increase in oil and gas revenue. The increase in oilfield service revenue was attributable to a 52% increase in the number of jobs completed in the 2006 period compared to the 2005 period and a 23% increase in the average revenue per job in the 2006 period compared to the 2005 period. The increase in oil and gas revenue was primarily the result of a 29% increase in equivalent sales volumes combined with improved price realizations. The increase in sales volumes was due primarily to successful exploratory drilling in the Fort Worth Basin and developmental drilling in the Sand Wash Basin in northwest Colorado.
Cost of Revenue
     Infinity’s cost of revenue increased to $17.0 million for the nine months ended September 30, 2006, from $10.7 million in the prior year period. Oilfield service costs increased to $13.3 million during the nine months ended September 30, 2006, from $7.5 million in the prior year period. The increase was principally attributable to increased materials, maintenance, fuel and labor costs resulting largely from the increase in the number of jobs performed in the 2006 period compared to the 2005 period. Oil and gas production expenses increased to $3.3 million, or $2.63 per Mcfe, during the nine months ended September 30, 2006, from $2.5 million, or $2.59 per Mcfe, in the prior year period. The increase in production expenses was primarily attributable to increased production from the Company’s Fort Worth Basin properties. Oil and gas production taxes decreased to $0.4 million for the nine months ended September 30, 2006 from $0.7 million in the 2006 period. Oil and gas production taxes for the nine months ended September 30, 2006 include a credit of approximately $125,000 recorded in the period to reflect estimated refunds of production taxes paid in prior periods. The estimated refunds result from the June 2006 designation of the Barnett Shale in Erath County, Texas as an area eligible for a reduced production tax rate.
Gross Profit
     Infinity earned a gross profit of $21.3 million during the nine months ended September 30, 2006, a $10.0 million or 89% increase from $11.3 million gross profit in the prior year period. Gross profit from oilfield services was $15.5 million, or 54% of oilfield services revenue, during the nine months ended September 30, 2006, compared to $7.9 million, or 51% of oilfield services revenue, in the prior year period. The increase in gross profit as a percentage of oilfield service revenue was due principally to an increase in higher margin frac jobs and lower than average down days as a result of better than average weather during the 2006 period. Gross profit from oil and gas operations for the nine months ended September 30, 2006 increased to $5.8 million from $3.4 million primarily as a result of increased revenue and decreased production taxes, both as discussed above.
General and Administrative Expenses
     General and administrative expenses increased to $5.9 million for the nine months ended September 30, 2006, from $4.1 million in the prior year period. The increase was largely due to costs associated with the Company’s efforts to refinance its debt in the 2006 period, an increase in personnel and personnel related costs, stock-based compensation expense recorded during the 2006 period, costs associated with the Company’s Sarbanes-Oxley compliance efforts, and increased cost of being incorporated in Delaware.
Depreciation, Depletion, Amortization and Accretion
     Depreciation, depletion, amortization and accretion (“DD&A”) expense recognized during the nine months ended September 30, 2006 increased $1.5 million to $7.1 million from $5.6 million in the prior year period. Increased DD&A in the 2006 period resulted from an increase in Consolidated’s fleet and an increase in the Company’s oil and gas properties subject to depletion as of September 30, 2006, increased production during the period and a decrease in proved oil and gas reserve volumes associated with the Company’s exploration and development program.
Ceiling Write-Down
     At September 30, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $24,700,000, based upon a natural gas price of approximately $4.04 per Mcf and an oil price of approximately $61.55 per barrel in effect at that date, and including approximately $865,000 of discounted future net revenue related to the effects of the Company’s cash flow hedges. However, based on subsequent pricing of approximately $7.02 per Mcf of gas and approximately $56.26 per barrel of oil at the November 2, 2006 measurement date and including approximately $164,000 of discounted net future revenue related to the effects of the Company’s cash flow hedges, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $15,000,000. As a result, in the nine months ended September 30, 2006 the Company recognized a ceiling write-down of $26,600,000. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period.
Other Income (Expense)
     Other expense of $18.7 million in the nine months ended September 30, 2006 increased compared to other expense of $6.0 million in the prior year period. The increase of $12.7 million was principally due to (i) a $25.9 million increase in early extinguishment of debt expense recorded in the 2006 period in connection with the August and October amendments to the Company’s senior secured notes, (ii) a $0.8 million increase in interest expense resulting from increased debt balances during the 2006 period, (iii) a $0.5 million increase in amortization costs resulting from increased loan costs incurred in connection with the Company’s senior secured notes facility, partially offset by a $13.6 million increase in the credit recognized in the 2006 period compared to the charge recognized in the 2005 period for the change in derivative fair value.
Liquidity and Capital Resources
     As more fully discussed in Note 4 to the Consolidated Financial Statements, the Company entered into an amendment to its Senior Secured Notes Facility that establishes a final maturity date of January 15, 2007 for all remaining Notes (less the aggregate balance of any converted Notes) plus accrued interest, due in cash. The Company has engaged a financial advisor to assist in the Company’s efforts to secure new debt financing, the proceeds from which would be used to repay all or a portion of the outstanding Notes. In addition, the Company has engaged a separate financial advisor to assist in the evaluation of strategic alternatives, which may include the sale of all or part of the Company’s: (i) net developed and undeveloped acres in Texas, Colorado and Wyoming; (ii) oilfield services subsidiaries or (iii) concessions in the Caribbean Sea offshore Nicaragua. If the Company were to sell a portion of its assets, proceeds from such a sale would be used to repay all or a portion of the outstanding Notes. There can be no assurances that the Company will be able to secure new debt financing on acceptable terms or that the Company will be able to close on a sale of any assets for sufficient proceeds by January 15, 2007. Due to the uncertainties related to these matters, there exists substantial doubt about the Company’s ability to continue as a going concern.
     Infinity’s primary sources of liquidity are cash provided by operations and debt and equity financing. Infinity’s primary needs for cash are for the repayment of existing debt, the operation, development, production, exploration and acquisition of oil and gas properties, for fulfillment of working capital obligations, and for the operation and development of the oilfield service business. As of September 30, 2006, the Company had a working capital deficit of $61.1 million, compared to working capital of $1.6 million at December 31, 2005. The working capital deficit at September 30, 2006, reflects the classification of senior secured notes of $55.3 million (net of $0.1 million discount) as a current liability as a result of the amended maturity date of the Company’s senior secured notes, as further discussed below.
     During the nine months ended September 30, 2006, cash provided by operating activities was $13.7 million, compared to $2.0 million in the prior year period. The increase in cash provided by operating activities of $11.7 million was primarily due to improved gross profit.
     During the nine months ended September 30, 2006, Infinity used $29.2 million in investing activities, compared to $27.9 million used in the prior year period. The increase in cash used in investing activities of $1.4 million was primarily attributable to a $1.9 million increase in oilfield services capital expenditures, partially offset by $0.6 million decrease in exploration and production capital expenditures, which reflects the Company’s decision in May 2006 to defer additional drilling in the Forth Worth Basin to the fourth quarter of 2006 or 2007.
     During the nine months ended September 30, 2006, cash provided by financing activities was $8.0 million, compared to $32.6 million provided by financing activities during the prior year period. The decrease in cash provided by financing activities of $24.6 million was principally due to a decrease in net cash proceeds from the sale of Notes and issuance of common stock, partially offset by a decrease in repayment of long-term debt.
Waivers and Amendments Under Senior Secured Notes Facility
     As of June 30, 2006, the Company was in violation of certain of the covenants under its Senior Secured Notes Facility, including the maximum trade payable balance covenant. As a result, on August 9, 2006 the Company and the Note holders entered into a waiver and amendment to the Senior Secured Notes Facility and the Notes that waived the violations at June 30, 2006, and amended the Notes and Warrants to provide for the following terms:
➢	repayment or conversion of $2.5 million principal amount of Notes by September 15, 2006 (a total of $2,547,000 of principal and interest was converted into 614,500 shares of common stock by September 15, 2006);

➢	repayment or conversion of $2.0 million principal amount of Notes per month for the next nine months commencing October 2, 2006;

➢	repayment in cash of $9.0 million principal amount of Notes on each of January 15, 2007, April 15, 2007 and July 15, 2007;

➢	re-pricing of the exercise price of the outstanding Warrants from a weighted-average exercise price of $9.81 per share to $5.00 per share and increasing the number of Warrants from approximately 3.0 million to approximately 5.8 million;

➢	removal of the Company’s ability to sell additional notes or warrants under the Senior Secured Notes Facility.
     The Company was unable to comply with the terms of the amended Senior Secured Notes Facility and Notes. As such, effective on October 2, 2006, the Company entered into an October 2006 Waiver and Amendment Agreement which further amends the Senior Secured Notes Facility, the Notes and the warrants to provide for the following terms:
➢	increase in the outstanding principal Notes balance by 20%, or $9 million, plus an additional $1.4 million equal to the interest that would have been due on October 2, 2006, to arrive at a new principal Notes balance of $55.4 million;

➢	a final maturity date for all remaining Notes, less the aggregate balance of any converted Notes (see below), plus accrued interest, due in cash on January 15, 2007;

➢	deferral of the January 2, 2007 interest payment to the final maturity of the Notes on January 15, 2007;

➢	limitation on exploration and production related trade payables in excess of 90 days beyond invoice due date not to exceed $7.5 million and a requirement to reduce exploration and production related trade payables to a maximum not exceeding $6.0 million by January 1, 2007 or at any time thereafter;

➢	removal of the mandatory prepayment or conversion of $2.0 million of principal on the first business day of each month beginning October 2, 2006, as set forth in the August waiver;

➢	conversion prior to January 15, 2007 (unless the Notes are repaid prior in full by the Company), at the election of the Note holders, in the following amounts (the Company’s option to repay principal and interest with direct issuances of common stock has been eliminated):
•	up to approximately $3.4 million plus accrued interest commencing October 3, 2006

•	up to an additional $2.0 million plus accrued interest commencing November 1, 2006

•	up to an additional $2.0 million plus accrued interest commencing December 1, 2006
➢	Warrant holders may require the Company to redeem their Warrants in connection with a sale of all or substantially all of Infinity to a non-public buyer
     If the Company is unable to maintain compliance with the terms of the amended Notes, the Note holders could declare a triggering event, which would entitle the Note holders to a 20% premium on the increased principal balance of the outstanding Notes, accelerate the due date of the Notes, and increase the interest rate on the Notes.
     The Company has engaged a financial advisor to assist in the Company’s efforts to secure new debt financing, the proceeds from which would be used to repay all or a portion of the outstanding Notes. In addition, the Company has engaged a separate financial advisor to assist in the evaluation of strategic alternatives, which may include the sale of the entire Company or all or part of the Company’s: (i) approximately 162,000 net developed and undeveloped acres in Texas, Colorado and Wyoming; (ii) oilfield services subsidiaries; or (iii) 1.4 million-acre prospect in two concessions in the Caribbean Sea offshore Nicaragua. If the Company were to sell a portion of its assets, proceeds from such a sale would be used to repay all or a portion of the outstanding Notes. There can be no assurances that the Company will be able secure new debt financing on acceptable terms or that the Company will be able to close on a sale of any assets for sufficient proceeds to repay all of the Notes by January 15, 2007.
Outlook for 2006
     The Board of Directors of Infinity is exploring strategic alternatives to increase shareholder value, including the possible sale of all or part of the Company and has retained an energy investment banking firm as its financial advisor. The investment banking firm is expected to assist Infinity in coordinating existing candidates and identifying additional candidates and in the structuring of one or more potential transactions.
     On October 19, 2006, Infinity entered into a non-binding letter of intent with an undisclosed buyer for the sale of its oilfield services subsidiaries, Consolidated Oil Well Services, Inc. and CIS-Oklahoma, Inc. The parties expect to negotiate a definitive agreement over the next few weeks. The transaction is expected to close by the end of November 2006. The net proceeds from the sale will be used to repay existing indebtedness. There can be no assurances that a sale transaction will be finalized.
     Infinity has engaged another energy investment banking firm to explore strategic alternatives with respect to its 1.4 million acre concessions in the Caribbean Sea offshore Nicaragua and to advise the Company in exploring various partnering arrangements and other ownership structures for its interests. No formal decision has been made and no agreement has been reached at this time with respect to any particular ownership structure or with any interested party. There can be no assurances that any transaction will occur or be finalized, nor what the terms or the timing of any such transaction may be. If any transaction occurs, the net proceeds, if any, will likely be used to repay debt and for other general corporate purposes.
     Infinity has engaged another energy investment banking firm to explore debt financing alternatives for the Company. No formal decision has been made and no agreement has been reached at this time with respect to any particular debt financing alternative or with any interested party. There can be no assurances that any transaction will occur or be finalized, nor what the terms or the timing of any such transaction may be. If any transaction occurs, the net proceeds, if any, will likely be used to repay debt and for other general corporate purposes.
     Depending on the availability of capital resources, the availability of third party contractors for drilling and completion services, and satisfaction of regulatory activities, Infinity could incur capital expenditures of approximately $2 million during the remainder of 2006. Approximate capital expenditures by operating segment would be $1 million for the exploration and production segment and $1 million for the oilfield services segment. There can be no assurances that Infinity will have sufficient capital resources to fund this level of capital expenditures. Infinity has no contractual drilling obligations or other capital expenditure commitments during the remainder of 2006 that have not already been secured by the posting of bonds or letters of credit.
     Depending on the market price for crude oil and natural gas during 2006, stabilized production levels from wells placed on line during 2006, and continued demand for and acceptance of our oilfield service operations in the geographic areas we serve, and the timing of any significant asset sale, Infinity would expect to generate cash flows of between $3 million and $5 million from operating activities during the remainder of 2006.
     During 2005 and the first nine months of 2006, Infinity received approximately $5.0 million and $0.7 million, respectively, in proceeds from the exercise of options and warrants. Management expects that it could receive proceeds from additional exercises during 2006, but is unable to predict the amount or timing of such proceeds.
     In summary, Infinity believes that it may have approximately $5 million available to it in the remainder of 2006 from cash at September 30, 2006 (approximately $0.5 million), cash from operating activities and proceeds from the exercise of options and warrants, to fund its planned debt retirement and capital expenditures, prior to the sale of any operating assets or proceeds from the public or private offering of common or preferred equity or subordinated debt.
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
Share-Based Payments
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility used by an independent market participant in connection with their valuation of certain of the Company’s warrants. The Company believes incorporation of a volatility rate commensurate with that used by an independent market participant provides the best indication of fair value for its employee stock options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s valuation model assumes no dividends and a 10% forfeiture rate. Different assumptions could materially impact the resulting calculated option value. On May 23, 2006, the Company granted options to employees and directors to purchase 340,000 shares of the Company’s common stock at $6.48 per share. The options vest one year from the date of grant. The following table summarizes the inputs used in the calculation of fair value of options granted during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Expected term (in years)	5.5 - 10	10
Expected stock price volatility	62%	60% - 70%
Expected dividends	—	—
Risk-free rate	4.98% - 5.07%	4.00% - 4.13%
Forfeiture rate	10%	—

     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $4.14 and $6.64 per share, respectively. During the three and nine months ended September 30, 2006, the Company recognized compensation expense of approximately $320,000 and $471,000, respectively, related to stock options. Unrecognized compensation expense of $841,000 as of September 30, 2006, related to unvested stock options will be recognized ratably over the next 8 months.
Uncertain Tax Positions
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This statement prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 to determine what impact, if any, this interpretation will have on the Company.
     Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Commodity Risk
     Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and natural gas spot prices applicable to Infinity’s United States crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Excluding sales under a fixed price contract of $4.75 per Mcf, gas price realizations ranged from a low of $3.52 to a high of $8.65 per Mcf during the nine months ended September 30, 2006. Oil price realizations ranged from a low of $56.44 per barrel to a high of $73.96 per barrel during that period.
     Infinity periodically enters into fixed-price physical contracts and commodity derivative contracts on a portion of its projected natural gas and crude oil production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels by reducing the exposure to oil and gas price fluctuations.
     Sales under fixed price contracts are accounted for as normal sales agreements under the exemption in SFAS No. 133. The effect of Infinity selling a portion of its gas production under a fixed price contract, compared to if it had sold the gas on the spot market, was a decrease in revenue of approximately $0.3 million and $0.8 million, for the nine months ended September 30, 2006 and 2005, respectively. The effect of such sales was a decrease in revenue of approximately $0.4 million, for the three months ended September 30, 2005 (sales under fixed price contracts ended March 31, 2006).
     As of September 30, 2006 the Company had the following oil collar derivative arrangements outstanding:

		NYMEX	NYMEX
Term of Arrangements	Bbls per Day	Floor Price	Ceiling Price
October 1, 2005 — December 31, 2006	50	$52.50	$74.00
July 1, 2006 — March 31, 2007	50	$55.00	$77.00
January 1, 2007 — June 30, 2007	50	$57.50	$77.50
April 1, 2007 — September 30, 2007	50	$60.00	$85.50
July 1, 2007 — December 31, 2007	50	$62.50	$87.00
October 1, 2007 — March 31, 2008	50	$62.00	$85.60

     As of September 30, 2006 the Company had the following natural gas derivative collar arrangements outstanding:

	MMBtu	WAHA	WAHA
Term of Arrangements	per Day	Floor Price	Ceiling Price
October 1, 2006 — December 31, 2006	1,000	$6.00	$10.55
January 1, 2007 — March 31, 2007	1,000	$7.50	$12.00
April 1, 2007 — June 30, 2007	1,000	$6.00	$10.55
July 1, 2007 — September 30, 2007	1,000	$6.50	$10.20
     The Securities Purchase Agreement dated as of January 13, 2005 by and among Infinity and the buyers of the Company’s Senior Secured Notes includes a covenant that at each date that is the end of a quarterly or annual period covered by a quarterly report on Form 10-Q or annual report on Form 10-K (a “Determination Date”), at least 20% of the Company’s estimate of its oil and gas production for the twelve-month period commencing immediately after such Determination Date shall be protected from price fluctuations using derivatives, fixed price agreements and/or volumetric production payments. It is the opinion of management that the Company was in compliance with this hedging requirement as of September 30, 2006.
Interest Rate Risk
     Infinity’s exposure to changes in interest rates results from our $55.4 million in floating rate debt. The result of a 10% fluctuation in the 3 month LIBOR would impact our interest expense, before capitalization, by approximately $0.2 million per year.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the Company’s third quarter of 2006, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the third quarter of 2006 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     We have violated certain provisions and covenants of our Senior Secured Notes Facility and as a result entered into a Waiver and Amendment with the holders of the Notes on August 9, 2006 (the “August Waiver”), as described in Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Waiver and Amendment Under Senior Secured Notes Facility. We were subsequently unable to comply with the conditions to the August Waiver prescribing the maximum allowable level of exploration and production related trade payables. Following our notice of non-compliance, we entered into an October 2006 Waiver and Amendment Agreement effective October 2, 2006 (the “October Waiver”) as described in Item 2. Management’s

Discussion and Analysis of Financial Conditions and Results of Operations — Waiver and Amendment Under Senior Secured Notes Facility.
     The Warrants as amended in the October Waiver, permit the warrant holders, in the event of a sale of all or substantially all of Infinity to a buyer that is not publicly traded (other than the sale of Consolidated prior to January 15, 2007), to require us to redeem the Warrants at a price which is equal, generally, to the Black-Scholes value of the Warrants, reduced, in certain circumstances, by the excess of the market price of Infinity common stock over the exercise price of the Warrant. If any Warrants are exercised during this period, we would have a similar payment obligation in respect of the exercised Warrants. In addition, in such circumstances, the Warrant exercise price would be reduced to the trading price of our common stock immediately prior to announcement of the sale, or, in the case of an equity transaction, to a price equal to the value of the consideration to be received by stockholders of Infinity in such transaction (if lower).
     The continued effectiveness of the waivers is subject to our aggregate trade payables in the oil and gas exploration and production segment of our business not exceeding $6.0 million as of January 1, 2007 or at any time thereafter; and our aggregate trade payables in the oil and gas exploration and production segment of our business in excess of 90 days beyond invoice due date not exceeding $7.5 million.
     There is no assurance that we will be able to repay the Notes by the maturity date set forth above. We are exploring a number of alternatives, including a sale of some or all of our assets, the sale of Infinity as a whole, or a debt refinancing, but such transactions may not be possible in the time frame we require or, if completed in time to meet the January 15, 2007 maturity, may not be on acceptable terms. We have entered into a non-binding letter of intent with an undisclosed buyer for the sale of our oilfield services subsidiaries, but have no definitive agreement regarding sale of this asset. The sale price of our oilfield services subsidiaries, or of any other portion of our assets, or of Infinity as a whole, will be affected by market factors, as well as an assessment of the businesses sold, and there can be no assurance that the sale price will be sufficient to satisfy our obligations under the Notes.
     If we are unable to maintain compliance with the amended terms of the Notes or repay the Notes at maturity, the holders of the Notes would be entitled to declare a triggering event, which would entitle the Note holders to a 20% premium on the principal balance of the outstanding Notes, resulting in a total amount due of approximately $62.2 million plus interest and to accelerate the repayment. In addition, because substantially all of our assets are collateral for the Notes, if the holders declare an event of default, they are entitled to foreclose on and take possession of our assets or cause us to enter into bankruptcy proceedings.
     These matters, as well as the other risk factors related to our liquidity and financial position discussed below, raise substantial doubt as to our ability to continue as a going concern.
The covenants and debt service obligations of our Senior Secured Note Facility may adversely affect our cash flow and our ability to raise additional capital.
     Under the terms of the October Waiver to our Senior Secured Notes Facility, we have agreed to repay the outstanding principal amount of the Notes (currently $51.8 million plus accrued interest) by January 15, 2007. The Senior Secured Notes are secured by a pledge of substantially all of our natural gas and oil properties and oilfield services business assets, are guaranteed by our subsidiaries and contain covenants that limit additional borrowings, levels of trade payables, dividends to stockholders, the incurrence of liens, investments, sales or pledges of assets, changes in control and other matters. The Senior Secured Notes Facility also requires that specified financial ratios be maintained.
     The restrictions of our Senior Secured Notes Facility, including the restrictions imposed by the August Waiver, as amended by the October Waiver, on the amount of permissible trade payables and the short period until maturity may have adverse consequences on our operations and financial results including:
➢	Additional covenant violations, if any, or violations of the terms of the August Waiver , as amended by the October Waiver, could increase the principal amount of Notes and further accelerate our obligation to repay the Notes.

➢	We will need to use a portion of our cash flow to reduce trade payables, which will reduce the amount of cash we have available to use in our ongoing operations and to devote to capital projects. As a result of such cash flow constraints, we have released a drilling rig that had been scheduled to resume drilling for us in the Fort Worth Basin of Texas, which will negatively affect oil and natural gas production and earnings in the short run.

➢	Failure to fulfill our obligations under the Senior Secured Notes Facility could result in foreclosure on our assets or the initiation of bankruptcy proceedings.

➢	The amount of our accrued interest expense may increase because our borrowings are at a variable rate of interest, which, if interest rates increase, would result in higher interest expense.
     We may not be able to sell assets or refinance our debt on acceptable terms or at all, particularly in the short time frame in which we must complete a transaction. Any amount we obtain from future asset sales or financings will be used first to repay the amounts outstanding under the Senior Secured Notes Facility. Our overall level of long-term debt and any difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results including:
➢	We may have a higher level of debt than many of our competitors, which may place us at a competitive disadvantage.

➢	We may issue equity securities to repay indebtedness, which issuance could be at a discount to the market price, causing additional dilution to our stockholders.

➢	We may be more vulnerable to economic downturns and adverse developments in our industry.

➢	Our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate may be limited.
Exploration and development of our oil and gas projects will require large amounts of capital which we may not be able to obtain.
     Full exploration and development of our properties could require drilling in excess of 1,000 production wells, 100 disposal wells to handle produced water, and the construction of 100 production facilities. This could require capital expenditures over time of in excess of $1 billion. Currently, our potential sources of financing for these activities are limited to cash generated by operations and future sales of operating assets, equity or debt securities. Because we currently have $51.8 million principal amount of Notes outstanding under our existing Senior Secured Notes Facility which we are required to repay by January 15, 2007, any proceeds from future sales of assets, equity or debt securities will first be used to repay the Notes and will not be available for increased capital expenditures. In addition, no further amounts can be borrowed under our Senior Secured Notes Facility to finance capital expenditures or otherwise.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     Between July 1, 2006 and September 30, 2006 Infinity issued 749,678 shares of common stock to existing Note holders. The shares were issued through the conversation of accrued interest and principal due under the Notes at a conversion rate equal to 95% of the weighted average trading price of shares on the trading day immediately preceding the conversion. The conversion prices of the shares issued ranged from $4.09 to $5.32. The shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     The Senior Secured Notes Facility include terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, maximum trade payable balances, asset sales, hedging activities, investments, dividends, mergers, and acquisitions. As of June 30, 2006, the Company was in violation of certain covenants, including the maximum trade payable balance covenant. As a result, on August 9, 2006, the Company and the Note holders entered into a waiver and amendment to the Senior Secured Notes Facility and the Notes that waived the violations at June 30, 2006 and provides for certain revised terms. The Company was unable to maintain compliance with the revised terms under the August 2006 Waiver and Amendment. As such, the Company and the Note holders entered into a second waiver and amendment in October 2006 that waived the subsequent violations and provides for certain revised terms. See ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources Waiver and Amendment Under Senior Secured Notes Facility.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of the Company’s stockholders during the third quarter of 2006.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     (a) Exhibits.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at September 30, 2006 under the Senior Secured Notes Facility dated January 13, 2005

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	November 9, 2006
Stanton E. Ross	(Principal Executive Officer)

/s/ Timothy A. Ficker	Vice President, Chief Financial Officer	November 9, 2006
Timothy A. Ficker	(Principal Financial and Accounting Officer)

Index of Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

99.1	Calculation of the Maximum Notes Balance at September 30, 2006