Form 10-K
period 2006-12-31
INFINITY ENERGY RESOURCES, INC
filed 2007-03-14
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-17204

Infinity Energy Resources, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3126427
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

633 Seventeenth Street, Suite 1800 Denver, Colorado	80202 (Zip Code)
(Address of principal executive office)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006, was approximately $102 million, based on the closing price of $6.95 per share as reported on the NASDAQ National Market.

As of March 12, 2007, 17,871,157 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 annual meeting of stockholders are incorporated by reference in Part III of this Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K of Infinity Energy Resources, Inc. (“Infinity”), including information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statement. Forward-looking statements include, among other items:

•	Infinity’s business strategy and anticipated trends in Infinity’s business and its future results of operations;

•	the ability of Infinity to make and integrate acquisitions;

•	the financing of exploration and development operations for our offshore Nicaragua property;

•	commencement and progress of exploration, drilling and completion activities;

•	availability of drilling rigs and other support equipment;

•	the connection of Infinity’s wells to third party pipeline systems;

•	the costs and results of dewatering operations, including drilling water disposal wells;

•	the abandonment of wells and the costs associated therewith;

•	the availability of financing on acceptable terms;

•	the impact of governmental regulation;

•	the timing of engineering and environmental impact studies and permitting;

•	title to assets and related liens and encumbrances;

•	receipt of sufficient rights-of-way grants and permits to operate our business;

•	the impact of cash flows on future operations;

•	the impact of the adoption of Financial Accounting Standards Board (“FASB”) No. 48; and

•	the impact of the adoption of FASB Staff Position No. EITF 00-19-2.

Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following and the risks described in “Risk Factors”:

•	fluctuations in oil and natural gas prices and production,

•	inaccurate estimations of required capital expenditures,

•	uncertainties inherent in estimating quantities of oil and gas reserves and projecting future rates of production and timing of development activities,

•	an increase in the cost of oil and gas drilling, completion and production and in materials, fuel and labor costs,

•	the availability, conditions and timing of required government approvals and third party financing,

•	a decline in demand for Infinity’s oil and gas production, and

•	changes in general economic conditions.

PART I

ITEM 1. AND ITEM 2.	BUSINESS AND PROPERTIES

GENERAL

Infinity Energy Resources, Inc. (“Infinity” or the “Company”) was organized as a Colorado corporation in April 1987 and reincorporated as a Delaware corporation in September 2005. Infinity is an independent energy company engaged in the acquisition, exploration, development and production of natural gas and oil in the United States through our wholly-owned subsidiaries, Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) and Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”). Our current operations are focused in the Fort Worth Basin of north central Texas and in the Rocky Mountain region in the Greater Green River Basin in southwest Wyoming and the Sand Wash and Piceance Basins in northwest Colorado. Infinity is also pursuing an oil and gas exploration opportunity offshore Nicaragua in the Caribbean Sea. As used in this report, Infinity, we, us and our refer collectively to Infinity Energy Resources, Inc., its predecessors and subsidiaries or one or more of them as the context may require.

From January 1, 2002 through December 31, 2004, we grew our production through exploration and development drilling exclusively in the Rocky Mountain region. During this period, we completed the drilling of 36 oil and gas wells with a success rate of 75% at our two projects in the Greater Green River Basin. Exploratory wells accounted for 69%, or 25 of the total wells drilled. Beginning in 2005, the Company’s primary exploration focus shifted to the Fort Worth Basin in north central Texas. During 2006 and 2005, we completed the drilling of 27 oil and gas wells with a success rate of over 90%. Exploratory wells accounted for 74%, or 20, of the total wells drilled. Our total proved reserves as of December 31, 2006 were an estimated 7.7 billion cubic feet of gas equivalent (“Bcfe”) with a PV-10 Value (as defined below) of $21.4 million (after-tax PV-10 Value of $21.4 million).

In accordance with our business strategy which is discussed below, we operate 100% of our projects with working interests that range between 50% and 100%.

On December 15, 2006, we sold our oilfield services subsidiaries, Consolidated Oil Well Services, Inc. and CIS Oklahoma, Inc.

Our corporate office is located at 633 Seventeenth Street, Suite 1800, Denver, Colorado 80202. Our telephone number is (720) 932-7800. Our website is http://www.infinity-res.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on the website is not incorporated or part of this Annual Report on Form 10-K.

Infinity-Texas

Infinity-Texas is engaged in the acquisition, exploration, development and production of natural gas in the Fort Worth Basin of north central Texas. This subsidiary is a Delaware corporation with its headquarters located in Denver, Colorado.

Infinity-Texas was formed in June 2004 to acquire, explore, develop and produce natural gas from the Barnett Shale formation and other producing formations in the Fort Worth Basin. The Barnett Shale is a marine shale formation that is natural gas bearing at depths believed to range from 1,000 to 8,500 feet and is believed to be ubiquitous across the Fort Worth Basin. Though this area has been well known for natural gas production for many years, improvements in fracture techniques and the employment of horizontal drilling in recent years have generally improved the economics of producing this reservoir. In addition, the predominance of leases in the region relate to fee acreage and therefore have relatively few operating restrictions and regulations, as compared to the typical federal or state-owned leases in the Rocky Mountain region that involve more operating restrictions and regulations.

During the three months ended December 31, 2004, Infinity-Texas drilled three gross (2.7 net) wells and completed one gross (0.9 net) well. During 2005, Infinity-Texas drilled 5 wells (4.9 net) and completed seven wells (6.7 net), six as producers and one as a water disposal well. During 2006, Infinity-Texas drilled an additional

14 wells (14 net) and completed 13 wells (163 net). At December 31, 2006, Infinity-Texas had one gross (and net) well awaiting completion. Infinity-Texas operates all drilled wells and expects to operate future wells. Operating the oil and gas properties in which it owns an interest allows Infinity-Texas to exercise greater control over operating costs, capital expenditures and the timing of exploration, development and exploitation activities.

At December 31, 2006, Infinity-Texas had total estimated proved reserves of 2.5 Bcfe.

Infinity-Wyoming

Infinity-Wyoming is engaged in the acquisition, exploration, development and production of natural gas, condensate and crude oil in the Rocky Mountain region in Wyoming and Colorado. This subsidiary is a Wyoming corporation with its headquarters located in Denver, Colorado.

Infinity-Wyoming was incorporated in January 2000 for the purpose of acquiring properties with the intent of exploring, developing and producing natural gas and coal bed methane. To date, we have developed our proven oil and gas reserves and increased production primarily through acquiring additional oil and gas leaseholds and drilling wells to exploit and develop tight sand and fractured shale properties.

At December 31, 2006, Infinity-Wyoming had total estimated proved reserves of 5.2 Bcfe.

Approximately 1.8 Bcfe of our proved oil and gas reserves were associated with tight sand properties in the Wamsutter Arch Pipeline Field in the Greater Green River Basin in southwest Wyoming (the “Pipeline Field”). Approximately 3.4 Bcfe of our proved reserves relates to fractured Niobrara shale properties in the Sand Wash Basin in Colorado (the “Sand Wash Prospect”).

At December 31, 2006, Infinity-Wyoming operated all of its proved developed oil and gas locations. During the year ended December 31, 2006, Infinity-Wyoming drilled no gross (and net) wells and completed one gross (and net) well drilled in 2005. Infinity-Wyoming drilled seven gross (and net) wells and completed six gross (and net) of such wells during 2005. At December 31, 2006, Infinity-Wyoming had six gross (and net) wells awaiting completion or abandonment operations in Wyoming. Operating the oil and gas properties in which it owns an interest allows Infinity-Wyoming to exercise greater control over operating costs, capital expenditures and the timing of exploration, development and exploitation activities.

Nicaragua

Since 1999, Infinity has pursued an oil and gas exploration opportunity offshore Nicaragua in the Caribbean Sea. Over such time period, the relationships which have been built with the Instituto Nicaraguense de Energia (“INE”) and the geological and geophysical research that was done allowed Infinity to become one of only six companies qualified to bid on offshore blocks in the first international bidding round held by INE in January 2003. Infinity was awarded the bid on 24 blocks of acreage, comprising approximately 1.4 million acres, in May 2003, and finalized the initial exploration and production contract for the two underlying prospects (Tyra and Perlas) in May 2006.

Discontinued Operations

On December 15, 2006, we sold all of our ownership interest in Consolidated Oil Well Services, Inc. and CIS Oklahoma, Inc. (collectively, “Consolidated”), which were wholly owned subsidiaries providing oilfield services in eastern Kansas, northeast Oklahoma and northeast Wyoming. We sold Consolidated to Q Consolidated Oil Well Services, LLC for approximately $52 million in cash. As a result of the sale, our business is now focused solely on the acquisition, exploration, development and production of natural gas and crude oil.

BUSINESS STRATEGY

Our principal objective is to create stockholder value through the execution of our business strategy. We will seek to: (i) consummate acquisitions of early-stage oil and gas properties, acreage leaseholds and prospects; (ii) explore such properties or prospects to discover underlying, commercially-viable hydrocarbon resource bases; (iii) develop such hydrocarbon resource bases into proved and producing reserves; (iv) operate and produce hydrocarbons from such reserve bases; and (v) sell or otherwise monetize such reserve bases at attractive valuations. We will usually seek to operate our exploration and production projects with a maximum working interest and net revenue interest, with exceptions or adjustments being made in situations in which the risk or capital requirements to explore, develop and produce from a given project are deemed high enough to warrant a partner, which may bring to the given project greater financial and technical resources than we have or are willing to commit.

We intend to finance our business strategies through employment of working capital, cash flow from operations, net proceeds from the sales of assets, and exercises of options and warrants and through external financing, which may include debt and equity capital raised in public and private offerings. Essentially all of our assets serve as collateral under our new credit facility, and as such, any disposition of material assets would require the approval of the lender.

In addition, the Company has retained an investment bank to explore its strategic alternatives, including a sale of some or all of its assets. The Company and its investment bank are actively engaged in discussions with numerous parties regarding its strategic alternatives. The Company cannot predict the outcome of these discussions, whether a transaction might be consummated, or the potential impact of such a transaction on the Company’s stockholders.

EXPLORATION AND PRODUCTION

Properties

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

Erath and Hamilton Counties, Texas

At December 31, 2006, Infinity-Texas held leases on approximately 41,000 gross (approximately 34,000 net) acres in this area located in the southwest portion of the Fort Worth Basin in north central Texas. Infinity-Texas currently seeks to explore for, develop and produce natural gas and natural gas liquids from the Barnett Shale, and possibly shallower formations. At December 31, 2006, Infinity-Texas operated 19 gross (18.6 net) wells in the area, of which 13 were active producers, five were shut-in, and one was a water disposal well. Infinity-Texas has a 90% average working interest and a 72% average net revenue interest in the acreage in this area. During 2006, Infinity-Texas produced approximately 765,000 thousand cubic feet (“Mcf”) of natural gas from the field, compared to 189,000 Mcf of natural gas produced from the field in 2005. Production during 2006 represented a 304% increase from 2005.

During 2004, Infinity-Texas horizontally drilled three wells, completing one of those wells prior to yearend 2004. During 2005, Infinity-Texas horizontally drilled an additional four wells and completed six wells. Infinity-Texas also vertically drilled a water disposal well in 2005 for the disposal of frac flowback fluids and water produced from its wells in the area. During 2006, Infinity-Texas horizontally drilled an additional 10 wells, vertically drilled one well and completed all 11 wells. During 2006, Infinity-Texas shot approximately 34 square miles of 3-D seismic data principally over the southern portion of its acreage in Erath County. Infinity-Texas believes it has a multi-year drilling inventory available to it in this area, adjusting for and reflective of spacing requirements and surface or lease restrictions. Infinity-Texas has a drilling rig under contract for a minimum two-well commitment, is currently drilling one horizontal well, and expects completion operations to follow the drilling. Dependent upon the success of operations in early 2007, Infinity-Texas may seek to extend the contract to accelerate drilling and completion operations in the Erath and Hamilton Counties area in 2007.

In the first two months of 2007, Infinity-Texas has spud one horizontal well, which is expected to be completed in April 2007. During 2007, Infinity-Texas intends to interpret the approximately 26 square miles of 3-D seismic data shot generally over the southern portion of its Erath County acreage.

Comanche County, Texas

At December 31, 2006, Infinity-Texas held leases on approximately 34,000 gross (and net) acres in this area, located approximately 30 miles southwest of the Erath and Hamilton County properties. During 2006, Infinity-Texas vertically drilled 3 wells and completed 2 wells in Comanche County. During 2007, Infinity-Texas expects to explore for natural gas from the Barnett Shale and Lower Marble Falls formations at varying depths between 2,400 and 2,700 feet. Infinity-Texas has a 100% working interest and 80% net revenue interest in the acreage in this area. During 2006, Infinity-Texas produced approximately 11,000 Mcf of natural gas from the field.

Greater Green River Basin

For purposes of presentation, we divide our Greater Green River Basin operations into two main property areas: Pipeline Field and Labarge Field.

Pipeline Field

At December 31, 2006, Infinity-Wyoming held leases on approximately 21,000 gross acres (approximately 18,000 net acres) located on the Wamsutter Arch in the Greater Green River Basin of southwest Wyoming. Infinity-Wyoming currently seeks to exploit hydrocarbons in the cretaceous-aged Upper Almond sand at varying depths between 2,800 and 3,600 feet. At December 31, 2006, Infinity-Wyoming operated 38 wells in the field, of which 19 were active producers, 11 were shut-in, three were water disposal wells, and five were awaiting completion or plugging and abandonment operations.

During 2006, Infinity-Wyoming produced approximately 365,000 Mcf of natural gas and 16,000 barrels of crude oil, or 461,000 thousand cubic feet of natural gas equivalent (“Mcfe”) from the field, compared to 670,000 Mcf of natural gas and 25,000 barrels of crude oil, or 820,000 Mcfe produced from the field in 2005. Production during 2006 represented a 44% decrease from 2005. Production has generally declined since peaking in the quarter ended March 31, 2003.

Labarge Field

At December 31, 2006, Infinity-Wyoming held leases on approximately 11,000 gross (and 11,000 net) acres located on the northern extension of the Moxa Arch in southwest Wyoming and held options on an additional approximately 18,000 gross acres. Infinity-Wyoming currently seeks to exploit hydrocarbons in the Cretaceous Upper Mesaverde coals at varying depths between 3,400 and 4,200 feet. At December 31, 2006, Infinity-Wyoming operated 12 wells in the field, of which 10 were shut-in, and two were water disposal wells.

Infinity-Wyoming produced approximately 3,000 Mcf of natural gas from the field during 2006, as compared to approximately 12,000 Mcf of natural gas during 2005. Production during 2006 represented a 75% decrease as compared to 2005. Production has generally declined since peaking in the quarter ended September 30, 2002, when production reached 20,600 Mcfe. Production at Labarge has continued to be generally uneconomic.

Infinity-Wyoming has been subject to a Bureau of Land Management environmental impact study (“EIS”) on the Labarge Field and the Pinedale Resource Management Plan federal acreage. The EIS must be completed before significant development can occur. The EIS was commenced in 2002 and was originally anticipated to be completed in six to eight months. Infinity-Wyoming currently anticipates that an EIS covering the Greater Labarge Area will be completed during 2012.

Northwest Colorado

For purposes of presentation, we divide our northwest Colorado operations into two main property areas: Sand Wash Prospect and Piceance Basin Prospect.

Sand Wash Prospect

At December 31, 2006, Infinity-Wyoming held leases on approximately 36,000 gross acres (and net acres) located in the Sand Wash Basin of northwest Colorado and south central Wyoming. Infinity-Wyoming currently seeks to explore and develop hydrocarbons in the fractured Niobrara calcareous shale between 5,500 and 6,500 feet.

Secondary objectives include exploiting the Williams Fork and Iles coals at varying depths between 2,500 and 3,000 feet.

At December 31, 2006, Infinity-Wyoming operated two producing oil properties and five shut-in wells in the field. Infinity-Wyoming continues to seek the acquisition of additional geophysical data in order to better delineate future prospective drilling locations.

During 2006, Infinity-Wyoming produced approximately 73,000 gross barrels (58,000 net barrels) of oil from this field as compared to approximately 53,000 gross barrels (43,000 net barrels) of oil from this field during 2005.

Infinity-Wyoming plans to conduct additional geological and geophysical studies to identify potential additional oil locations. As it pertains to the Williams Fork and Iles coals, Infinity-Wyoming suspended dewatering efforts at the original pilot location in 2004 due to the onset of winter and the resulting substantial production of ice on the surface. No measurable gas production was achieved during 2004. Infinity-Wyoming will need to further evaluate the results of the dewatering process prior to determining what additional operations, if any, to perform.

Piceance Basin Prospect

At December 31, 2006, Infinity-Wyoming held leases on approximately 8,000 gross (and net) acres in the northeastern corner of the Piceance Basin in northwest Colorado. The acreage is located along the northern rim of the Piceance Basin and the southern extent of the Axial Basin Arch. Immediately adjacent to the prospect are several large oil and gas fields which were discovered and developed as early as 1927. Most notable of these is the Wilson Creek field to the south, which has produced approximately 90 million barrels of oil and 75 Bcf of natural gas. Primary reservoir targets would include the Niobrara fractured shale and the Dakota and Morrison-Brushy Creek sandstone formations. Secondary reservoir targets might include the Mesaverde sands and coals, Morrison-Salt Wash, Entrada, Shinarump, Moenkopi, Weber and Morgan-Minturn formations. Infinity-Wyoming plans to conduct additional geological and geophysical studies in 2007 to identify potential 2008 drilling opportunities.

Nicaragua

Subsequent to being awarded two concessions in 2003, Infinity negotiated a number of key terms and conditions of an exploration and production contract covering the approximate 1.4 million acre Tyra (approximately 823,000 acres in the north) and Perlas (approximately 566,000 acres in the south) concession areas offshore Nicaragua. The contract, which was finalized in May 2006, contemplates an exploration period of up to six years with four sub-phases and a production period of up to 30 additional years (with a potential five-year extension). The initial capital costs during the first twelve months, for which Infinity has issued two letters of credit, are expected to total approximately $850,000, with a total of less than $2.0 million during the second twelve months, to cover costs of environmental studies, geological and geophysical analysis, acquisition of seismic data and other operational expenses. Infinity will not be able to begin exploration until the INE has determined the requirements for an environmental impact study.

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

Oil and Natural Gas Reserves

We engaged Netherland, Sewell & Associates, Inc., independent petroleum engineers, to prepare estimates of proved reserves, projected future production and related future net revenue for our properties as of December 31, 2006. Estimates prepared by Netherland, Sewell & Associates, Inc. were based upon review of production histories and other geologic, economic, ownership, volumetric and engineering data. In estimating reserve quantities that are economically recoverable, oil and gas prices and estimated development and production costs as of December 31, 2006 were utilized.

The following table sets forth estimates as of December 31, 2006 derived from the Netherland, Sewell & Associates, Inc. reserve report. The present value (discounted at 10 percent) of estimated future net revenue before income taxes (“PV-10 Value”) shown in the table is not intended to represent the current market value of our estimated proved oil and gas reserves. For additional information concerning the present value of future net revenue from these proved reserves, see Note 14 — Supplemental Oil and Gas Information (Unaudited) in the Notes to the Consolidated Financial Statements.

	Developed	Undeveloped	Total

Natural gas (Mcf)	3,779,185	—	3,779,185
Crude oil (barrels)	648,462	—	648,462
Total (Mcfe)	7,669,957	—	7,669,957
Future net revenue before income taxes (in thousands)	$32,211	$—	$32,211
Present value of future net revenue before income taxes (in thousands)	$21,376	$—	$21,376

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

The weighted average sales prices utilized for purposes of estimating our proved reserves and future net revenue therefrom as of December 31, 2006 were $5.66 per Mcf of natural gas and $48.56 per barrel of crude oil.

Production, Prices and Production Costs

The following table sets forth Infinity’s net oil and gas production, average sales prices realized, and costs and expenses associated with such production during the years indicated.

	2006	2005	2004

Production:
Natural gas (Mcf)	1,142,305	875,543	953,428
Crude oil (barrels)	81,203	68,497	33,668
Total (Mcfe)	1,629,524	1,286,525	1,155,436
Average daily production:
Natural gas (Mcf)	3,130	2,399	2,612
Crude oil (barrels)	222	188	92
Total (Mcfe)	4,464	3,525	3,164
Average sales price per unit:
Natural gas ($ per Mcf)	$6.12	$6.06	$5.12
Crude oil ($ per barrel)	$64.94	$56.74	$41.15
Total ($ per Mcfe)	$7.53	$7.14	$5.42
Production costs per Mcfe	$3.31	$3.44	$2.28

Infinity owned 36 gross (33.8 net) producing wells and six gross (six net) service wells as of December 31, 2006. Infinity owned an additional 33 gross (32.8 net) wells which were shut in, awaiting completion or plugging and abandonment operations as of December 31, 2006.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the costs incurred by Infinity in the purchase of proved and unproved properties and in development and exploration activities (in thousands):

	2006	2005	2004

Property acquisition costs
Proved	$—	$330	$516
Unproved	4,844	5,745	3,625

Total property acquisition costs	4,844	6,075	4,141
Development costs	892	17,099	6,156
Exploration costs	24,865	17,583	5,294
Asset retirement costs	77	907	93

Total costs	$30,678	$41,664	$15,684

Drilling Activity

The following table sets forth certain information regarding the wells completed during the years indicated. Frequently wells are spud or drilled in one period and completed in a subsequent period. In the table, “gross” refers to the total number of wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells
Productive	13	13	6	5.7	3	2.9
Nonproductive	—	—	1	1.0	—	—

Total	13	13	7	6.7	3	2.9

Development Wells
Service	—	—	1	1.0	—	—

Productive	1	1	5	5.0	9	8.0

Nonproductive	—	—	1	1.0	—	—

Total	1	1	7	7.0	9	8.0

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases held by Infinity-Texas and Infinity-Wyoming as of December 31, 2006. Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Fort Worth Basin	6,000	5,000	69,000	63,000
Greater Green River Basin:
Wamsutter Arch	5,000	4,000	16,000	14,000
Labarge	2,000	2,000	9,000	9,000
Sand Wash Prospect	1,000	1,000	35,000	35,000
Piceance Basin Prospect	—	—	8,000	8,000

Total Onshore U.S.	14,000	12,000	137,000	129,000
Offshore Nicaragua	—	—	1,389,000	1,389,000

Total	14,000	12,000	1,526,000	1,518,000

Infinity-Wyoming held options on an additional approximately 18,000 gross acres in the Labarge field as of December 31, 2006.

Customers and Markets

The majority of Infinity-Wyoming’s gas production from the Pipeline Field is sold to Mountain Gas Resources at the Inside FERC, first of the month CIG Index, a published pricing index on which gas sales contracts in the Rocky Mountains are generally based. Infinity-Wyoming enters into fixed price contracts to hedge its production when market conditions are deemed favorable in order to manage price fluctuations and achieve a more predictable cash flow. The majority of Infinity-Texas’ gas production is sold to Louis Dreyfus Gas Development L.P. based on the daily WAHA index, a published pricing index on which gas sales in the Western Forth Worth and the Permian Basins are often based.

As of December 31, 2006, oil production from the Pipeline Field was being sold at the average daily NYMEX posted price less $.50 per barrel and oil production from the Sand Wash Prospect is sold at the average daily NYMEX posted price less $14.37 per barrel.

Based on the general demand for oil and natural gas, Infinity does not believe that a loss of any customer would have a material adverse effect on its business.

Competition

Infinity and its subsidiaries compete in virtually all facets of their businesses with numerous other companies in the oil and gas industry, including many that have significantly greater financial and other resources. Such competitors may be able to pay more for desirable oil and gas leases and to evaluate, bid for, and purchase a greater number of properties than the financial or personnel resources of Infinity permit.

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

Delivery Commitments

Effective September 2001, Infinity-Wyoming entered into a gas gathering and transportation contract with a third-party gatherer and processor in which the third-party gatherer and processor built gas gathering laterals and installed compression facilities to deliver gas produced from the Pipeline Field to the Overland Trail Transmission pipeline. During 2002, the contract was amended to include additional compression and gathering facilities to be installed by the third-party gatherer and processor and delivery points for the additional production being generated by Infinity-Wyoming. Infinity-Wyoming pays a gathering fee of approximately $0.40 per Mcf until 7,500,000 Mcf have been produced at which time the fee is to be reduced to $0.25 per Mcf. Additionally, the Company had annual volume commitments for five years starting September 1, 2001. If the Company exceeded the minimum in any year, the excess reduced the following year’s commitment. If the Company did not meet the minimum in any year, the shortfall was added to the following years. To date, Infinity-Wyoming has delivered approximately 4,545,000 Mcf under this contract. The Pipeline sales volumes are also subject to a $0.15 per MMBtu charge for access onto the Overland Trail Transmission line. While Infinity-Wyoming has failed to deliver the volumes required under the terms of the contract, the pipeline operators have also not provided the compression and gathering capabilities they were required to provide under the contract. Management is currently negotiating revised volume commitments under a lengthened contract with the third-party gatherer and processor.

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company pays a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through June 30, 2015 associated with firm transportation rights. Under provisions of the contract, in December 2006 the Company reduced the minimum daily delivery volumes by 50%.

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

Regulation of Operations

Infinity conducts certain operations on federal oil and gas leases, which are administered by the Bureau of Land Management (“BLM”). Of Infinity-Wyoming’s Pipeline Field acreage, approximately 15,000 gross acres are leases that are administered by the BLM. Approximately 3,000 acres of 11,000 total acres of Infinity-Wyoming’s Labarge Field acreage, including acreage subject to options, are part of federal units for which Infinity-Wyoming is the operator for the development of the resources to certain depths. The Piceance Basin Prospect and Sand Wash Prospect acreage also include acreage that is administered by the BLM. Federal leases contain relatively standard terms and require compliance with detailed BLM regulations and orders, which are subject to change. Among other restrictions, the BLM has regulations restricting the flaring or venting of natural gas, and the BLM has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the BLM may require any company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect Infinity’s financial condition, cash flows and operations.

The Minerals Management Service (“MMS”) administers the valuation, payment and reporting for royalties on oil and gas produced from federal leases. The BLM issued a final rule that amended its regulations governing the valuation of gas produced from federal leases. This rule primarily affects the transportation allowance used to value the federal royalty.

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

Infinity-Texas and Infinity-Wyoming currently own or lease properties that are being used for the disposal of drilling and produced fluids from exploration, development and production of oil and gas. Although these subsidiaries follow operating and disposal practices that they considers appropriate under applicable laws and regulations, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the subsidiaries or on or under other locations where such wastes were taken for disposal. Infinity could incur liability under the Comprehensive Environmental Response, Compensation and Liability Act or comparable state statutes for contamination caused by wastes it generated or for contamination existing on properties it owns or leases, even if the contamination was caused by the waste disposal practices of the prior owners or operators of the properties. In addition, it is not uncommon for landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of produced fluids or other pollutants into the environment.

During December 2006, Infinity-Wyoming produced an average of 30 barrels of water per day from wells that it operates. Infinity-Wyoming currently uses four injection wells to dispose of the water into underground rock formations and plans to continue to use this method for disposal of the water produced from its operated wells. If the future wells produce water of lesser quality than allowed under state law for injection in underground rock formations or at a volume greater than can be injected into the current disposal wells, Infinity-Wyoming could incur costs of up to $7.50 per barrel of water to dispose of the produced water. At current production rates, this would cost Infinity-Wyoming approximately an additional $4,500 a month in water disposal costs. If Infinity-Wyoming’s wells produce water in excess of the limits of its permitted facilities, Infinity-Wyoming may have to drill additional disposal wells. Each additional disposal well could cost Infinity-Wyoming approximately $600,000. It costs Infinity-Wyoming approximately $1,500 per month to operate these disposal wells.

Infinity-Texas utilizes significant quantities of water in the fracture and stimulation of its wells in the Fort Worth Basin. Typically a high percentage of this water flows back and must be disposed of. Infinity-Texas drilled one disposal well in Erath County, Texas during 2005 at a cost of approximately $1,000,000. It costs Infinity-Texas approximately $12,000 per month to operate this disposal well.

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

Operating Hazards and Insurance

The oil and natural gas business involves a variety of operating risks, such as those described under “Risk Factors.” In accordance with industry practice, we maintain insurance against some, but not all, potential risks and losses. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

Employees

On December 31, 2006, Infinity and its subsidiaries had 16 employees.

ITEM 1A.	RISK FACTORS

We have a history of losses and we may be unable to achieve long-term profitability.

We incurred a net loss from continuing operations in our fiscal years ended December 31, 2006, 2005 and 2004 of approximately $58.8 million, $19.9 million and $9.8 million, respectively. Our history of losses may impair our ability to obtain financing for drilling and other business activities on favorable terms or at all. It may also impair our ability to attract investors if we attempt to raise additional capital, to grow our business or for other business purposes, by selling additional debt or equity securities in a private or public offering. Future losses incurred by the Company, if any, may also impact our ability to satisfy the financial covenants under our new credit facility.

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

Our future oil and gas revenue, operating results, profitability, future rate of growth and the carrying value of oil and gas properties will depend heavily on prevailing market prices for oil and gas. We expect the market for oil and gas to continue to be volatile for the foreseeable future. Excluding sales under a fixed price contract which averaged $4.57 per Mcf, gas price realizations ranged from a low of $3.88 per Mcf to a high of $7.48 per Mcf during the year ended December 31, 2006. Oil price realizations ranged from a low of $47.85 per barrel to a high of $73.95 per barrel during the year. Based on fourth quarter 2006 production levels, each $1.00 decrease in the price of crude oil per barrel would reduce Infinity’s oil revenue by approximately $15,000 per month and each $0.10 decrease in natural gas price per Mcf would reduce Infinity’s gas revenue by approximately $30,000 per month.

Approximately 49% of our proved reserves are natural gas and approximately 51% of our reserves are oil. Therefore, the volatility in the price of natural gas and oil will both have a significant impact on our operations. Various factors beyond our control affect prices of oil and gas, including:

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

These external factors and the volatile nature of the energy markets generally make it difficult to estimate future prices of oil and gas. Significant declines in oil and natural gas prices for an extended period may cause various negative effects on our business, including:

•	impairing our financial condition, cash flows and liquidity;

•	limiting our ability to finance planned capital expenditures;

•	reducing our revenue, operating income and profitability; and

•	reducing the carrying value of our oil and natural gas properties.

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

At December 31, 2006, the carrying amount of oil and gas properties subject to amortization exceeded the full cost ceiling limitation by approximately $14,300,000 based upon an average natural gas price of $5.66 per Mcf and an average oil price of $48.56 per barrel in effect at that date. However, based on subsequent pricing of approximately $7.07 per Mcf of gas and approximately $47.60 per barrel of oil at the March 5, 2007 measurement date, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $11,200,000. Therefore, the Company recorded an additional ceiling writedown of $11,200,000 at December 31, 2006, for a total writedown of $37,800,000 in 2006. In 2005 and 2004, the Company also recorded ceiling writedowns of $13,450,000 and $4,100,000. A decrease in oil or gas prices (which continue to remain volatile) an increase in production costs, a decrease in estimated gas production in future periods, or the reclassification of development costs to properties subject to depletion without an increase in associated proved reserves could result in a ceiling write-down during future periods.

Prices may be affected by regional factors.

The prices to be received for the natural gas production from our Wyoming and Texas properties will be determined mainly by factors affecting the regional supply of and demand for natural gas, which include the degree to which pipeline and refining and processing infrastructure exists in the region. Regional differences could cause negative basis differentials, which could be significant, between the published indices generally used to establish the price received for regional production and the actual price received by us for our production.

Forward sales and hedging transactions may limit our potential gains or expose us to losses.

To manage our exposure to price risks in the marketing of our natural gas, time to time we enter into fixed price natural gas physical delivery contracts for a portion of our current or future production. In addition, under the terms of our new credit facility, we are required to hedge at least 70% of projected production from our proved developed producing properties. These transactions could limit our potential gains if natural gas prices were to rise substantially over the prices established by the contracts. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production is less than expected;

•	the counterparties to our contracts fail to perform under the contracts; or

•	our production costs on the contracted production significantly increase.

Exploration and development of our oil and gas projects will require large amounts of capital which we may not be able to obtain.

Full exploration and development of our properties could require drilling in excess of 1,000 production wells, 100 disposal wells to handle produced water, and the construction of 100 production facilities. This could require capital expenditures over time of in excess of $1 billion. Currently, our potential sources of financing for these activities are cash generated by operations, availability under our credit facility, future sales of equity securities or subordinated debt securities. Historically, a significant portion of cash flows from Infinity’s former oilfield services business was used to fund corporate overhead, debt service (or interest) and a portion of Infinity’s oil and gas exploration and development activities. The absence of such cash flows is expected to increase the overall debt required by Infinity to fund such activities in the future.

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

In order to reduce our capital needs, while continuing development of our oil and gas projects, we could enter into partnerships with another oil and gas company or companies in which we would maintain a carried or reduced working interest in the oil and gas properties. However, this would reduce our ownership and control over the projects and could significantly reduce our future revenue generated from oil and gas production.

If projected revenue were to decrease due to lower oil and natural gas prices, decreased production or other reasons, and if we were not able to obtain the necessary capital, our ability to execute development plans or maintain production levels could be limited.

The covenants and debt service obligations of our new credit facility may adversely affect our cash flow and our ability to raise additional capital.

Our new credit facility entered into in January 2007 is secured by a pledge of substantially all of our natural gas and oil properties, is guaranteed by our subsidiaries and contains covenants that limit additional borrowings, dividends to stockholders, the incurrence of liens, investments, sales or pledges of assets, changes in control and other matters. The credit facility also requires that specified financial ratios be maintained, including ratios regarding debt to EBITDA, interest coverage and collateral coverage. If we are unable to comply with the financial and other covenants of our new credit facility, our results of operations and financial condition may be adversely affected. The restrictions of our credit facility may have adverse consequences on our operations and financial results including:

•	it may be more difficult for us to satisfy our debt repayment obligations;

•	covenant violations, if any, could result in accelerated payment terms on existing debt;

•	the amount of our interest expense may increase because our borrowings are at a variable rate of interest, which, if interest rates increase, would result in higher interest expense;

•	we will need to use a portion of our revenue to pay principal and interest on our debt, which will reduce the amount of money we have to finance our operations and other business activities; and

•	substantially all of our properties are pledged as collateral to lenders and failure to pay could result in foreclosure and loss of assets.

As of March 9, 2007, the principal amount of our long-term debt totaled approximately $9.5 million. Our level of debt could have important negative consequences to our business.

We may not be able to refinance our debt or obtain additional financing, particularly in view of the restrictions imposed by our credit facility on our ability to incur other debt and the fact that substantially all of our assets are currently pledged to secure obligations under that facility. Our overall level of long-term debt and our difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results including:

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

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since our wells in Texas have been producing for less than two years, other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir are used, in conjunction with the decline analysis method, to determine our estimates of proved reserves. As our wells are produced over time and more data is available, our estimated proved reserves will be redetermined at least annually and may be adjusted based on that data.

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

As a result of these and other factors, we will be required to periodically reassess the amount of our reserves, which may require us to recognize a ceiling write-down of our oil and gas properties. In 2006, 2005 and 2004 we recorded ceiling write downs of $37,800,000, $13,450,000 and $4,100,000, respectively. These factors could cause us to write down the value of our properties in future periods.

As of December 31, 2006, we had approximately $26.8 million invested in unproved oil and gas properties not subject to amortization. During 2007, a portion of the investment in unproved oil and gas properties may be reclassified to the full cost pool subject to depletion and the ceiling test, following our required periodic evaluation of the fair value of our unproved properties. The amount of any such reclassification could be significant. We could be required to write down a portion of the full cost pool of oil and gas properties subject to amortization upon reclassification of the unproved oil and gas property costs.

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

Exploratory drilling involves numerous risks, including the risk that we will not find commercially productive natural gas or oil reservoirs. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	defects in title;

•	compliance with governmental requirements, rules and regulations; and

•	shortages or delays in the availability of drilling rigs, the delivery of equipment and adequately trained personnel.

Our future drilling activities may not be successful, and we cannot be sure of our overall drilling success rate. Unsuccessful drilling activities would result in significant expenses being incurred without any financial gain.

Our business will depend on transportation facilities owned by others.

The marketability of our gas production will depend in part on the availability, proximity and capacity of pipeline systems owned by third parties. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own under interruptible or short-term transportation agreements. The transportation of our gas may be interrupted due to capacity constraints on the applicable system, or for maintenance or repair of the system. Our ability to produce and market natural gas on a commercial basis could be harmed by any significant change in the cost or availability of markets, systems or pipelines.

The oil and gas industry is heavily regulated and we must comply with complex governmental regulations.

Federal, state and local authorities extensively regulate the oil and gas industry and the drilling and completion of oil and gas wells. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may adversely affect, among other things, the pricing and production or marketing of oil and gas. Noncompliance with statutes and regulations may lead to substantial penalties and the overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability. Federal, state and local authorities regulate various aspects of oil and gas drilling, service and production activities, including the drilling of wells through permit and bonding requirements, the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.

Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local government authorities. Infinity spent approximately $1.0 million to drill and equip one water disposal well in 2005 to handle water produced from gas wells. It costs Infinity up to $150,000 per year to operate a disposal well. New laws or regulations, or changes to current requirements, could result in our incurring significant additional costs. We could face significant liabilities to government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation.

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

Large volumes of water produced from coalbed methane wells and discharged onto the surface in the Powder River Basin of Wyoming have drawn the attention of government agencies, gas producers, citizens and environmental groups which may result in new regulations for the disposal of produced water. We intend to use injection wells to dispose of water into underground rock formations at certain of our fields and intend to discharge onto the surface where permissible. If our wells produce water of lesser quality than allowed under Colorado, Texas or Wyoming state law for surface discharge or injection into underground rock formations, we could incur costs of up to $7.50 per barrel of water to dispose of the produced water. At December 2006 production rates, this disposal would cost us an additional $180,000 per month in average water disposal costs. If our wells produce water in excess of the limits of our existing disposal facilities, we may have to drill additional disposal wells. Each additional disposal well could cost us up to $1.0 million.

The oil and gas industry is highly competitive.

We operate in the highly competitive areas of oil and natural gas acquisition, exploration, development and production with many other companies. We face intense competition from a large number of independent companies as well as major oil and natural gas companies in a number of areas such as:

•	acquisition of desirable producing properties or new leases for future exploration;

•	marketing our oil and natural gas production;

•	arranging for growth capital on attractive terms; and

•	seeking to acquire or secure the equipment, service, labor, other personnel and materials necessary to explore, operate and develop those properties.

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

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Principal Market and Price Range of Common Stock

Infinity’s Common Stock began trading on the Nasdaq Global Market on June 29, 1994, under the symbol “IFNY.” The following table sets forth the high and low closing sale prices for Infinity’s Common Stock as reported by the Nasdaq Stock Market. The closing price of the Common Stock on March 9, 2006 was $3.20 per share.

Quarter Ended	High	Low

March 31, 2005	$13.79	$7.68
June 30, 2005	10.52	7.52
September 30, 2005	8.97	7.21
December 31, 2005	8.39	6.23
March 31, 2006	$9.40	$6.85
June 30, 2006	8.45	6.03
September 30, 2006	7.04	3.87
December 31, 2006	4.00	3.20

Approximate Number of Holders of Common Stock

At March 9, 2007, there were approximately 400 stockholders of record of Infinity’s $0.0001 par value Common Stock and an estimated 4,000 beneficial holders whose Common Stock is held in street name by brokerage houses.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by Infinity’s Board of Directors. Infinity has not declared nor paid and does not anticipate declaring or paying any dividends on its common stock in the near future. Any future determination as to the declaration and payment of dividends will be at the discretion of Infinity’s board of directors and will depend on then-existing conditions, including Infinity’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the board deems relevant. Pursuant to the terms of its new Credit Facility, Infinity is prohibited from paying dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial information presented below for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 is derived from the audited consolidated financial statements of Infinity. Certain reclassifications have been made to prior financial data to conform to the current presentation. The table gives effect to the two-for-one split of Infinity’s common stock effective May 13, 2002 for all periods presented. The table also gives effect to the December 15, 2006 sale of the Company’s oilfield services business, which has been reflected as a discontinued operation for all periods presented. The following table should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and the Consolidated Financial Statements and Notes thereto.

	As of or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of Operations Data
Revenue:
Oil and gas sales	12,292	9,192	6,267	6,589	2,368

Costs and expenses:
Oil and gas production expense	4,583	3,548	1,914	2,162	1,583
Production taxes	806	877	722	759	238
General and administrative expenses	3,619	3,002	2,748	2,839	2,183
Depreciation, depletion and amortization	7,936	6,183	3,740	1,642	286
Ceiling write-down of oil and gas properties	37,800	13,450	4,100	2,975	—

	54,744	27,060	13,224	10,377	4,290

Operating loss	(42,452)	(17,868)	(6,957)	(3,788)	(1,922)
Other income (expense):
Financing costs	(31,598)	(4,531)	(2,983)	(7,451)	(490)
Change in derivative fair value	14,727	2,908	—	—	—
Other, net	535	(424)	104	114	87

Net loss from continuing operations before income taxes	(58,788)	(19,915)	(9,836)	(11,125)	(2,325)
Income tax benefit	—	—	—	—	985

Net loss from continuing operations	(58,788)	(19,915)	(9,836)	(11,125)	(1,340)
Income from discontinued operations, net of tax	12,750	6,338	5,203	1,200	(217)
Gain on sale of discontinued operations, net of tax	33,351	—	—	—	—

Net loss	$(12,687)	$(13,577)	$(4,633)	$(9,925)	$(1,557)

Basic and diluted income (loss) per common share
Continuing operations	(3.90)	(1.54)	(1.04)	$(1.38)	(.19)
Discontinued operations	3.06	.49	.55	.15	(.03)

Net loss	$(0.84)	$(1.05)	$(0.49)	$(1.23)	$(0.22)

Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$14,917	$9,650	$5,463	$2,845	$136
Investing activities	18,020	(42,454)	(9,942)	(6,902)	(16,218)
Financing activities	(40,007)	37,694	6,804	3,917	16,283

	As of or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Balance Sheet Data
Cash and cash equivalents	$872	$6,204	$2,208	$537	$722
Accounts receivable, net of allowance	1,511	2,004	793	675	567
Net property and equipment	94	2,236	2,306	2,891	1,946
Net oil and gas properties	51,384	66,548	44,352	36,262	32,284
Net intangible assets	59	2,321	1,263	3,693	4,963
Total assets	56,304	94,284	62,467	55,266	53,130
Note payable and current portion of long-term debt	48	288	124	171	721
Accounts payable	7,832	4,269	3,491	2,257	2,122
Accrued liabilities	2,775	5,378	4,056	747	759
Long-term debt, net of current portion	—	39,874	21,282	24,706	21,246
Derivative liabilities	5,895	9,837	—	—	—
Stockholders’ equity	37,617	30,217	28,822	22,911	22,810

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this Form 10-K. Infinity follows the full-cost method of accounting for oil and gas properties. See “Organization and Summary of Significant Accounting Policies,” included in Note 1 to the Consolidated Financial Statements.

Infinity and its operating subsidiaries Infinity-Texas and Infinity-Wyoming are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage and oil and gas production, with a focus on the acquisition, exploration and development of and production from its properties in the Fort Worth Basin of north central Texas and Greater Green River, Sand Wash and Piceance Basins of southwest Wyoming and northwest Colorado. Infinity has also been awarded a 1.4 million acre concession offshore Nicaragua in the Caribbean Sea, which it intends to explore over the next few years.

On December 15, 2006, Infinity sold its oilfield services business for approximately $52 million. Infinity has reflected the results its oilfield services business as discontinued operations in its statements of operations and balance sheet. The Company’s discussion in Management’s Discussion and Analysis is presented on a continuing operations basis.

Infinity, through Infinity-Texas, continued its exploration and production operations in the Fort Worth Basin of Texas during the year ended December 31, 2006. Infinity-Texas successfully drilled ten horizontal and four vertical exploratory wells during 2006. As such, Infinity significantly increased natural gas production from Infinity-Texas during 2006 as compared to 2005. Infinity-Texas’ operations benefit from year-round access to exploration and development locations, ease of permitting, better weather, and less restrictive government and environmental laws and regulations. Meanwhile, Infinity-Wyoming continued to explore and develop the various projects and prospects in the Rocky Mountain region, but continues to be hampered by weather, governmental and environmental restrictions and regulations, as well as various operational issues at the Labarge, Pipeline and Sand Wash fields.

Infinity expects to continue to explore and develop its Fort Worth Basin acreage and its Rocky Mountain prospects. Infinity expects its Rocky Mountain projects to proceed more slowly, due in part to governmental restrictions. Infinity raised incremental debt and equity capital to fund its exploration operations from the net proceeds from the sale of senior secured notes and from the proceeds of option and warrant exercises during 2006. In addition to expected increases in cash flows from operating activities, Infinity will likely require external financing during 2007 and beyond to fund its exploration operations. The type, timing, cost and amounts of such financing, if any, will depend upon general energy and capital markets conditions and the success of Infinity’s operations.

The Company engaged Netherland, Sewell & Associates, Inc. to prepare its December 31, 2006, 2005 and 2004 third-party reserve evaluations. Results of these evaluations are disclosed in the “Supplemental Oil and Gas Disclosures” in Infinity’s Consolidated Financial Statements and in the “Oil and Natural Gas Reserves” section of Item 1. and Item 2. Business and Properties.

The following table sets forth Infinity’s production and other financial data for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Production:
Natural gas (MMcf)	1,142.3	875.5	953.4
Oil (thousands of barrels)	81.2	68.5	33.7
Total (MMcfe)	1,629.5	1,286.5	1,155.4
Financial Data (in thousands):
Total revenue	$12,292	$9,192	$6,267
Production expenses	4,583	3,548	1,914
Production taxes	806	877	722
Financial Data per Mcfe:
Total revenue	$7.54	$7.14	$5.42
Production expenses	2.81	2.76	1.66
Production taxes	.50	0.68	0.63

Under full cost accounting rules, Infinity reviews, on a quarterly basis, the carrying value of its oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future revenue at the prices in effect as of the end of each fiscal quarter, and a write-down for accounting purposes is required if the ceiling is exceeded. During the first nine months of 2006, the Company recognized aggregate ceiling writedowns of $26,600,000 as a result of the carrying amount of oil and gas properties subject to amortization exceeding the full cost ceiling limitation. At December 31, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $14,300,000, based upon a natural gas price of approximately $5.66 per Mcf and an oil price of approximately $48.56 per barrel in effect at that date. However, based on subsequent pricing of approximately $7.07 per Mcf of gas and approximately $47.60 per barrel of oil at the March 5, 2007 measurement date, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $11,200,000. Therefore, the Company recorded an additional ceiling writedown of $11,200,000 at December 31, 2006. In 2005 and 2004, the Company also recorded ceiling writedowns of $13,450,000 and $4,100,000, respectively. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of additional ceiling write-downs of oil and gas properties in future periods.

2007 Operational and Financial Objectives

Infinity-Wyoming plans to focus on optimizing production from existing wells and the advancement of its prospects through additional geological and geophysical analysis. Infinity-Wyoming anticipates 2007 capital expenditures will be approximately $1 million to $2 million to deepen an oil well, reenter and recomplete a gas well previously abandoned by another operator, conduct additional geological and geophysical analysis, and increase its acreage positions.

Infinity-Texas plans to focus on increasing its production and acreage position in the Fort Worth Basin of central Texas. Infinity-Texas anticipates its 2007 capital expenditures will be approximately $20 million to $24 million to drill between 10 and 20 wells, complete one vertical well awaiting completion at December 31, 2006, conduct additional geological and geophysical analysis on its acreage and acquire additional acreage.

The Company’s ability to complete these activities is dependent on a number of factors including, but not limited to:

•	The availability of the capital resources required to fund the activity;

•	The availability of third party contractors for drilling rigs and completion services (although the Company has one rig under contract and operating in Texas); and

•	The approval by regulatory agencies of applications for permits to conduct exploration activities in a timely manner.

Corporate Activities

Infinity plans to conduct an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data to be acquired over its Perlas and Tyra concession blocks offshore Nicaragua. Infinity has issued letters of credit of approximately $850,000 for this initial work on the leases.

Results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005

On December 15, 2006, Infinity sold its oilfield services business for approximately $52 million. Infinity has reflected the results its oilfield services business as discontinued operations in its statements of operations and balance sheet. The Company’s discussion of its results of operations is presented on a continuing operations basis.

Net Loss

Infinity incurred a net loss after taxes of $12.7 million, or $.84 per diluted share, in 2006 compared to a net loss after taxes of $13.6 million, or $1.05 per diluted share, in 2005. The change between periods was the result of the items discussed below.

Revenue

Infinity achieved total oil and gas revenue of $12.3 million in 2006 compared to $9.2 million in 2005. The increase in oil and gas revenue was the result of improved price realizations combined with higher oil and natural gas sales volumes. The increase in sales volumes was due primarily to successful developmental drilling in the Sand Wash Basin in northwest Colorado and successful exploratory drilling in the Fort Worth Basin.

Production Expenses

Oil and gas production expenses increased to $4.6 million, or $2.81 per Mcfe, during 2006, from $3.5 million, or $2.76 per Mcfe, in the prior year. The increase in production expenses during 2006 was attributable to a full year of costs incurred at the Company’s Sand Wash Basin property, which began producing in March 2005, and Fort Worth Basin properties, which began producing in the second quarter of 2005. The increase in production cost on a per Mcfe basis was the result of a year-over-year increase in oilfield services costs.

Production Taxes

Oil and gas production taxes for 2006 decreased slightly to $0.8 million from $0.9 million in 2005 as a result of a decrease in production from the Pipeline Field located in Wyoming where production taxes are higher than the Company’s other producing locations. In addition, oil and gas production taxes for 2006 include a credit of approximately $125,000 recorded in the period to reflect estimated refunds of production taxes paid in prior periods. The estimated refunds result from the June 2006 designation of the Barnett Shale in Erath County, Texas as an area eligible for a reduced production tax rate. As a result of this designation, the Company reflects the payments of severance tax for the eligible wells as a prepayment rather than as production tax expense.

General and Administrative Expenses

General and administrative expenses increased to $3.6 million for 2006, from $3.0 million in the prior year. The increase was largely due to costs associated with the Company’s efforts to refinance its debt in the 2006 period, an increase in personnel and personnel related costs and stock-based compensation expense recorded during the 2006 period.

Depreciation, Depletion, Amortization and Accretion

Infinity recognized depreciation, depletion, amortization and accretion (“DD&A”) expense of approximately $7.9 million during 2006, an increase of approximately $1.7 million compared to DD&A expense of approximately $6.2 million in the prior year. The increase in DD&A expense was due to an increase in finding costs associated with the Company’s exploration and development program and increased oil and gas production.

Ceiling Write Down

During the first nine months of 2006, the Company recognized aggregate ceiling writedowns of $26,600,000 as a result of the carrying amount of oil and gas properties subject to amortization exceeding the full cost ceiling limitation. At December 31, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $14,300,000, based upon a natural gas price of approximately $5.66 per Mcf and an oil price of approximately $48.56 per barrel in effect at that date. However, based on subsequent pricing of approximately $7.07 per Mcf of gas and approximately $47.60 per barrel of oil at the March 5, 2007 measurement date, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $11,200,000. Therefore, the Company recorded an additional ceiling writedown of $11,200,000 at December 31, 2006. At December 31, 2005, the carrying amount of the Company’s oil and gas properties subject to amortization exceeded the full cost ceiling limitation by approximately $13,450,000 based upon an average natural gas price of $8.21 per Mcf and an average oil price of $60.74 per barrel in effect at that date.

Other Income (Expense)

Other income and expense was a net expense of $16.3 million in 2006 compared to a net expense of $2.0 million in the prior year. The change of $14.3 million was principally due to (i) a $0.7 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates during 2006, (ii) $0.2 million of additional amortization costs resulting from higher debt issuance costs recorded in connection with the Company’s issuance of senior secured notes in 2005 and 2006, and (iii) $26.2 million of additional early extinguishment of debt expense resulting from amendments to and repayment of the Company’s senior secured notes, partially offset by a $11.8 million increase in income resulting from the decrease in the fair value of derivative liabilities.

Income Tax

Infinity reflected no net tax benefit or expense from continuing operations in 2006 and 2005. The net operating losses generated in those periods increased Infinity’s net deferred tax asset. Included in gain on sale of discontinued operations for 2006 is $0.5 million of estimated alternative minimum taxes. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of December 31, 2006 and 2005, the Company recorded a full valuation allowance for its net deferred tax asset.

Discontinued Operations

On December 15, 2006, the Company completed the sale of its oilfield services subsidiaries for approximately $52 million in cash. In connection with the sale, the Company recognized a gain of $33,351,000, net of taxes of $0.5 million. Results from the Company’s oilfield subsidiaries are reflected as discontinued operations for all periods. Included in income from discontinued operations for the years ended December 31, 2006 and 2005 are revenues of $34,625,000 and $21,583,000, respectively.

Results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004

Net Loss

Infinity incurred a net loss after taxes of $13.6 million, or $1.05 per diluted share, in 2005 compared to a net loss after taxes of $4.6 million, or $0.49 per diluted share, in 2004. The change between periods was the result of the items discussed below.

Revenue

Infinity achieved total oil and gas revenue of $9.2 million in 2005 compared to $6.3 million in 2004. The increase in oil and gas revenue was the result of improved price realizations for both oil and gas combined with higher oil sales volumes, partially offset by lower gas sales volumes. The increase in oil sales volumes was due primarily to successful developmental drilling in the Sand Wash Basin in northwest Colorado. Declines in gas sales volumes from the Company’s Pipeline field were partially offset by new production from exploratory drilling in the Fort Worth Basin.

Production Expenses

Oil and gas production expenses increased to $3.5 million, or $2.76 per Mcfe, during 2005, from $1.9 million, or $1.66 per Mcfe, in the prior year. The increase in production expenses was attributable to costs incurred at the Company’s Sand Wash Basin property, which began producing in March 2005, and Fort Worth Basin properties, which began producing in the second quarter of 2005. The increase in production cost on a per Mcfe basis was the result of the increase in production from the Company’s Sand Wash Basin oil property, which has higher operating costs.

Production Taxes

Oil and gas production taxes for 2005 increased to $.9 million from $0.7 million in 2004 as a result of the increase in revenue discussed above.

General and Administrative Expenses

General and administrative expenses increased to $3.0 million for 2005, from $2.7 million in the prior year. The increase was largely due to an increase in personnel and personnel-related costs, costs associated with the Company’s Sarbanes-Oxley compliance efforts and increased cost of being incorporated in Delaware, partially offset by an increase in capitalized general and administrative expenses in 2005 as a result of increased drilling and acquisition activity.

Depreciation, Depletion, Amortization and Accretion

Infinity recognized depreciation, depletion, amortization and accretion (“DD&A”) expense of approximately $6.2 million during 2005, an increase of approximately $2.5 million compared to DD&A expense of approximately $3.7 million in the prior year. The increase in DD&A expense was due to an increase in finding costs associated with the Company’s exploration and development program and increased oil and gas production.

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

Other Income (Expense)

Other income and expense was a net expense of $2.0 million in 2005 compared to a net expense of $2.9 million in the prior year. The change of $0.9 million was principally due to (i) a $1.5 million increase in interest expense due to an increase in average debt outstanding and higher average interest rates during 2005, and (ii) $0.7 million of additional early extinguishment of debt expense resulting from additional debt retired during 2005, partially offset by a $0.6 million decrease in amortization costs resulting from loan costs written off in connection with debt retirement in 2005 and $2.9 million of income resulting from the decrease in the fair value of derivative liabilities (see Note 5 in notes to consolidated financial statements).

Income Tax

Infinity reflected no net tax benefit or expense in 2005 and 2004. The net operating losses generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of December 31, 2005 and 2004, the Company recorded a full valuation allowance for its net deferred tax asset, as further described in Note 7 of the consolidated financial statements.

Discontinued Operations

On December 15, 2006, the Company completed the sale of its oilfield services subsidiaries for approximately $52 million in cash. Results from the Company’s oilfield subsidiaries are reflected as discontinued operations for all periods. Included in income from discontinued operations for the years ended December 31, 2005 and 2004 are revenues of $21,583,000 and $14,721,000, respectively.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

Infinity’s primary sources of liquidity are cash provided by operations and debt and equity financings. Infinity’s primary needs for cash are for the operation, development, production, exploration and acquisition of oil and gas properties and for fulfillment of working capital obligations.

As of December 31, 2006, the Company had a working capital deficit of $7.4 million, compared to a working capital surplus of $1.6 million at December 31, 2005. Excluding current assets and liabilities of discontinued operations at December 31, 2005, the Company would have had a working capital deficit at December 31, 2005 of $1.9 million. The $5.5 million change in working capital (excluding the effects of current assets and liabilities of discontinued operations) is largely the result of a significant increase in vendor payables incurred and cash used in connection with the Company’s 2006 drilling program.

During the year ended December 31, 2006, cash provided by operating activities was $14.9 million, compared to $9.7 million in 2005. The increase in cash provided by operating activities of $5.2 million was primarily due to improved gross profit, partially offset by increased interest expense and cash expenses paid in connection with early extinguishment of debt.

During 2006, cash provided by investing activities was $18.0 million, compared to $42.5 million used in 2005. Excluding net proceeds of $49.7 million from the sale of the Company’s oilfield services business, cash used in investing activities during 2006 was $31.7 million. The decrease in cash used in investing activities of $10.8 million was primarily attributable to a $13.7 million decrease in exploration and development capital expenditures resulting from the suspension of exploration and development activities in mid-2006, partially offset by an increase of $1.4 million in oilfield services capital expenditures.

During 2006, cash used in financing activities was $40.0 million, compared to $37.7 million provided by financing activities during 2005. The net change of $77.7 million was principally due to the repayment of a net $40.0 million of debt during 2006 (including $9.0 million of increased principal resulting from covenant violations under the Company’s then outstanding senior secured notes) compared to net debt proceeds of $35.7 million received in 2005 and proceeds from issuance of common stock of $4.7 million, partially offset by $2.7 million of debt and equity issuance costs incurred in 2005.

On December 15, 2006, Infinity completed the sale of its oilfield services subsidiaries, Consolidated Oil Well Services, Inc. and CIS-Oklahoma, Inc. for approximately $52 million in cash. Infinity’s former oilfield services business is reported as a discontinued operation in the accompanying statements of operations and balance sheets; however, cash flows from the former oilfield services business are not reflected separately in the accompanying statements of cash flows. The following table quantifies cash flows from the discontinued operation by category:

	2006	2005	2004
	(In millions)

Net cash provided by (used in):
Operating activities	13	8	3
Investing activities	(5)	(4)	2
Financing activities	—	(4)	1

Historically, a significant portion of cash flows from Infinity’s former oilfield services business was used to fund corporate overhead, debt service (or interest) and a portion of Infinity’s oil and gas exploration and development activities. The absence of such cash flows is expected to increase the overall debt required by Infinity to fund such activities in the future.

Infinity used a portion of the proceeds from the sale of its oilfield services business to repay the outstanding principal amount of notes and accrued interest on its former senior secured notes facility and terminate the facility. On January 10, 2007, Infinity entered into a $50 million reserve-based revolving credit facility (the “Credit Facility”) with Amegy Bank N.A. (“Amegy”). Under the terms of the Credit Facility, Infinity may borrow, repay and re-borrow on a revolving basis up to the lesser of (i) the aggregate sums permitted under the borrowing base, initially set at $27 million, or (ii) $50 million. At closing, Infinity borrowed $8.9 million under the Credit Facility, which was used to settle past due trade payables, fund working capital needs and pay expenses of the financing transaction. Additional amounts borrowed under the facility may be used to fund the plan of development agreed to by Infinity and Amegy.

The Credit Facility has an initial term of two years. Amounts borrowed bear interest at graduated variable rates based on LIBOR or the prime rate, which rates shall be adjusted based on the percentage of the applicable borrowing base used by Infinity from time to time. LIBOR rates can range between LIBOR plus 2.50% and LIBOR plus 3.25%, and prime rates can range between prime and prime plus 0.50%. Interest payments are due on a monthly basis and principal payments may be required under the Credit Facility to meet a borrowing base deficiency or monthly borrowing commitment reductions. The borrowing base under the Credit Facility and the applicable interest rate are subject to adjustment at least once every six months. Outstanding balances are secured by substantially all of the assets of Infinity and its subsidiaries.

The Credit Facility contains certain standard continuing covenants and agreements and requires Infinity to maintain certain financial ratios and thresholds. Under the Credit Facility, Infinity is subject to certain limitations with respect to hedging transactions. In addition, Infinity was required to enter into certain hedging transactions covering in the aggregate at least seventy percent (70%) of anticipated production from its proved developed producing oil and gas properties.

Outlook for 2007

The Company has retained an investment bank to explore its strategic alternatives, including a sale of some or all of its assets. The Company and its investment bank are actively engaged in discussions with numerous parties regarding its strategic alternatives. The Company cannot predict the outcome of these discussions, whether a transaction might be consummated, or the potential impact of such a transaction on the Company’s stockholders.

Depending on the results of Infinity’s exploration of strategic alternatives, the availability of capital resources, the availability of third party contractors for drilling and completion services, and satisfaction of regulatory activities, Infinity could incur capital expenditures of approximately $21 million to $27 million during 2007. Approximate capital expenditures by operating entity are anticipated to be $24 million by Infinity-Texas; $2 million by Infinity-Wyoming; and $1 million by Infinity Energy Resources, Inc. The Company could also make capital expenditures for acquisitions or accelerated drilling activities in excess of these amounts should appropriate opportunities arise.

The Company has a $50 million reserve-based revolving credit facility (the “Credit Facility”) with Amegy Bank N.A. (“Amegy”), under which Infinity may borrow, repay and re-borrow on a revolving basis up to the lesser of (i) the aggregate sums permitted under the borrowing base, initially set at $27 million, or (ii) $50 million. As of March 9, 2007, the Company had drawn $9.5 million under the Credit Facility, and has $17.5 million available to fund budgeted capital expenditures under the approved plan of development under the Credit Facility. The Credit Facility has an initial term of two years and amounts borrowed bear interest at graduated variable rates based on LIBOR or the prime rate, which rates shall be adjusted based on the percentage of the applicable borrowing base used by Infinity from time to time. LIBOR rates can range between LIBOR plus 2.50% and LIBOR plus 3.25%, and prime rates can range between prime and prime plus 0.50%.

Depending on the market price for crude oil and natural gas during 2007, the number of wells ultimately drilled and stabilized production levels from wells expected to be placed on line during 2007, Infinity would expect to generate cash flow from operating activities during 2007 of between $4 million and $8 million.

In summary, Infinity believes that it will have approximately $23 million to $27 million available to it in 2007 from external financing, including borrowings under the Credit Facility, cash from operating activities, and cash collateral of $850,000 securing letters of credit related to its Nicaraguan concessions to fund its 2007 planned capital expenditures of $21 million to $27 million.

Should Infinity identify acquisition opportunities, or if it wishes to accelerate the exploration and development of its oil and gas properties beyond that currently anticipated, or if cash flow from operating activities is not at levels anticipated, or if Infinity is unable to borrow under the Credit Facility, Infinity may seek the forward sale of oil and gas production, partnerships or strategic alliances for the development of its undeveloped acreage, the public or private offering of common or preferred equity or subordinated debt, asset sales, or other joint interest or joint venture opportunities to fund any cash shortfalls, or, because Infinity’s planned capital expenditures are largely discretionary, Infinity could decrease the level of its planned capital expenditures.

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

The Company periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. In addition, the warrants issued with the Company’s retired senior secured notes are separately accounted for as freestanding derivatives at estimated fair value.

The estimated fair values of the Company’s derivative instruments require substantial judgment. The determination of fair value includes significant estimates by management including the term of the instruments, volatility of the price of the Company’s common stock and interest rates, among other items. The fluctuations in estimated fair value may be significant from period to period, which, in turn, may have a significant impact on the Company’s reported financial condition and results of operations.

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

Valuation of Tax Asset

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes recognized is limited to the amount of the benefit that is more likely than not to be realized. In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, as of December 31, 2006 and 2005, management was not able to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences. As such, at December 31, 2006 and 2005, the Company recorded a full valuation allowance for its net deferred tax asset.

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

Oil and Gas Properties, Depreciation and Full Cost Ceiling Test

Under the full cost method of accounting for oil and gas properties, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Capitalized costs include lease acquisition costs, geological and geophysical work, delay rentals, the cost of drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary related costs directly attributable to these activities. The capitalized costs are depleted over the life of the reserves associated with the assets, with the depletion expense recognized in the period that the reserves are produced. This depletion expense is calculated by dividing the period’s production volumes by the estimated volume of reserves associated with the investment and multiplying the calculated percentage by the capitalized investment.

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

Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The test determines a limit, or ceiling, on the net book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved oil and natural gas reserves, as adjusted for the effect of cash flow hedges. This ceiling is compared to the net book value of the oil and gas properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment, or non-cash writedown, is required. A ceiling test impairment could cause the Company to record a significant non-cash loss for a particular period; however, the future depletion, depreciation and amortization rate would be reduced. In 2006, 2005 and 2004, the Company recorded ceiling writedowns of $37,800,000, $13,450,000 and $4,100,000, respectively.

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

Contractual Obligations

The following table summarizes by period the Company’s contractual obligations as of December 31, 2006.

	Payments Due by Period
	Total	2007	2008 and 2009	2010 and 2011	Thereafter
	(In thousands)

Asset retirement obligations(a)	$1,602	$466	$289	$453	$394
Capital lease	48	48	—	—	—
Operating leases	655	198	396	61	—
Gas gathering commitments(b)	4,793	560	1,839	1,916	478
Non-current production and property taxes	535	—	535	—	—

Total contractual obligations	$7,633	$1,272	$3,059	$2,430	$872

(a)	The table above reflects the Company’s estimate of the settlement of its asset retirement obligations; however, neither the timing nor the ultimate settlement amounts of such obligations can be determined in advance with any precision. See Note 1 of Notes to Consolidated Financial Statements.

(b)	Gathering commitments represent minimum estimated gathering fees under a gas gathering contract for gas production from the Company’s Erath County, Texas properties; however, the ultimate settlement amounts of these obligations can not be determined in advance with any precision. The table above does not reflect the obligations associated with a gas gathering and transportation contract related to the Company’s Pipeline field. While Infinity-Wyoming has failed to deliver the volumes required under the terms of the contract, the pipeline operators have also not provided the compression and gathering capabilities they were required to provide under the contract. Management is currently negotiating revised volume commitments under a lengthened contract with the third-party gatherer and processor. See Note 8 of Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the statement to determine what impact, if any, it will have on the Company’s financial position or results of operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB

Statement No. 5, Accounting for Contingencies. The guidance in the FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. The FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP No. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of the FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of the FSP, the provisions of the FSP are effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company does not expect the adoption of FSP No. EITF 00-19-2 to have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity’s crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Excluding sales under a fixed price contract, gas price realizations ranged from a low of $3.88 to a high of $7.48 per Mcf during the year ended December 31, 2006. Oil price realizations ranged from a low of $47.85 per barrel to a high of $73.95 per barrel during that period.

Infinity periodically enters into fixed-price physical contracts and commodity derivative contracts on a portion of its projected natural gas and crude oil production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels by reducing the exposure to oil and gas price fluctuations. Through March 2006, the Company sold 2,000 MMBtu of natural gas per day under one fixed price physical contract. Sales under this fixed price contract were accounted for as normal sales agreements under the exemption in SFAS No. 133. For the years ended December 31, 2006, 2005 and 2004, the effect of Infinity’s sale of a portion of its gas production under a fixed price contract, compared to spot sales, was a decrease in revenue of approximately $0.3 million, $1.4 million and $0.6 million, respectively.

As of December 31, 2006, Infinity had the following costless collar arrangements in place to manage exposure to oil price volatility on a portion of its oil production:

Terms of Arrangements	Bbls per Day	NYMEX Floor Price	NYMEX Ceiling Price

July 1, 2006 — March 31, 2007	50	$55.00	$77.00
January 1, 2007 — June 30, 2007	50	$57.50	$77.50
April 1, 2007 — September 30, 2007	50	$60.00	$85.50
July 1, 2007 — December 31, 2007	50	$62.50	$87.00
October 1, 2007 — March 31, 2008	50	$62.00	$85.60

As of December 31, 2006, Infinity had the following costless collar arrangements in place to manage exposure to natural gas price volatility on a portion of its natural gas production:

Terms of Arrangements	MMBtu per Day	WAHA Floor Price	WAHA Ceiling Price

January 1, 2007 — March 31, 2007	1,000	$7.50	$12.00
January 1, 2007 — June 30, 2007	1,000	$6.00	$10.55
April 1, 2007 — September 30, 2007	1,000	$6.50	$10.20

Subsequent to December 31, 2006, the Company entered into the following NYMEX oil swaps:

Terms of Arrangements	Bbls per Day	NYMEX Swap Price

April 1, 2008 — December 31, 2008	65	$57.40
January 1, 2009 — December 31, 2009	55	$57.95
January 1, 2010 — December 31, 2010	50	$58.90

Subsequent to December 31, 2006, the Company entered into the following WAHA Natural gas swaps:

	MMBtu
Terms of Arrangements	per Day	WAHA Swap Price

October 1, 2007 — December 31, 2007	1,000	$6.915
January 1, 2008 — December 31, 2008	800	$7.235
January 1, 2009 — December 31, 2009	500	$7.170
January 1, 2010 — December 31, 2010	500	$6.865

Subsequent to December 31, 2006, the Company entered into the following CIG Natural gas swaps:

	MMBtu	CIG
Terms of Arrangements	per Day	Swap Price

February 1, 2007 — December 31, 2007	600	$5.200
January 1, 2008 — December 31, 2008	400	$6.475
January 1, 2009 — December 31, 2009	400	$6.810
January 1, 2010 — December 31, 2010	300	$6.565

ITEM 8.	FINANCIAL STATEMENTS

The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” and contained in this Form 10-K commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Company’s management determined that as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

Ehrhardt Keefe Steiner & Hottman PC, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2006, has issued an audit report on the effectiveness of the Company’s system of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of Infinity is incorporated by reference to the section entitled “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 annual meeting of stockholders (the “Proxy Statement”).

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

ITEM 13:	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(3) The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Placement Agent Warrant in connection with 8% Convertible Subordinated Notes(2)
4.2	Form of Placement Agent Warrants in connection with 7% Convertible Subordinated Notes(3)
4.3	Form of Warrant Agreement for 12% Bridge Note Financing(2)
4.4	Form of Registration Rights Agreement in connection with January 2004 private placement(4)
4.5	Form of Registration Rights Agreement for November 2004 private placement(5)
4.6	Securities Purchase Agreement for Senior Secured Notes dated January 13, 2005(6)
4.7	Form of Initial Note for Senior Secured Notes(6)
4.8	Form of Additional Note for Senior Secured Notes(6)
4.9	Registration Rights Agreement dated January 13, 2005(6)
4.10	Form of Warrant in connection with Senior Secured Notes(6)
4.11	Form of Security Agreement for Senior Secured Notes(6)
4.12	Form of Guaranty for Senior Secured Notes(6)
4.13	Form of Mortgage for Senior Secured Notes(6)
10.1	Stock Option Plan(2); 1999 Stock Option Plan(7); 2000 Stock Option Plan(8); 2001 Stock Option Plan(8); 2002 Stock Option Plan(9); 2003 Stock Option Plan(10); 2004 Stock Option Plan(11); 2005 Equity Incentive Plan(12); 2006 Equity Incentive Plan(13)
10.2	First Additional Closing Agreement dated September 7, 2005(14)
10.3	Purchase Agreement between Infinity Energy Resources, Inc. and Q Consolidated Oil Well Services, LLC dated December 1, 2006(15)

Exhibit
Number	Description of Exhibits

10.4	Loan Agreement between Infinity Energy Resources, Inc., Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy Bank N.A., dated effective as of January 9, 2007(16)
10.5	Revolving Promissory Note between Infinity Energy Resources, Inc. and Amegy Bank N.A., dated January 9, 2007(16)
10.6	Form of Change in Control Agreement(17)
10.7	Waiver and Amendment Agreement, dated August 9, 2006(17)
10.8	October 2006 Waiver and Amendment Agreement, dated October 2, 2006(18)
10.9	Acknowledgement and Termination Agreement between Infinity Energy Resources, Inc., Consolidated Oil Well Services, Inc. and Stephen D. Stanfield, dated December 15, 2006(19)
21	Subsidiaries of the Registrant
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC
23.2	Consent of Netherland Sewell & Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002)
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed on September 13, 2005.

(2)	Incorporated by reference to our Registration Statement (No. 33-17416-D).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on June 29, 2002 (File No. 333-96671).

(4)	Incorporated by reference to our Current Report on Form 8-K, filed on January 21, 2004.

(5)	Incorporated by reference to our Current Report on Form 8-K, filed on November 16, 2004.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed on January 14, 2005.

(7)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

(8)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

(9)	Incorporated by reference to our Annual Report on Form 10-KSB for the transition period ended December 31, 2001.

(10)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(11)	Incorporated by reference to our Registration Statement on Form S-8 filed on July 15, 2004 (File No. 333-117390).

(12)	Incorporated by reference to our Registration Statement on form S-8 filed on August 29, 2005 (File No. 333-12794).

(13)	Incorporated by reference to our Proxy Statement on Schedule 14A, filed on May 2, 2006.

(14)	Incorporated by reference to our Current Report on Form 8-K, filed on September 8, 2005.

(15)	Incorporated by reference to our Current Report on Form 8-K, filed on December 6, 2006.

(16)	Incorporated by reference to our Current Report on Form 8-K filed on January 17, 2007.

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2006.

(18)	Incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2006.

(19)	Filed herewith.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINITY ENERGY RESOURCES, INC.

By:	/s/ STANTON E. ROSS
Stanton E. Ross
Chief Executive Officer

Dated: March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Infinity and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ STANTON E. ROSS Stanton E. Ross	Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2007

/s/ TIMOTHY A. FICKER Timothy A. Ficker	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2007

/s/ JAMES A. TUELL James A. Tuell	President, Chief Operating Officer and Director	March 12, 2007

/s/ ELLIOT M. KAPLAN Elliot M. Kaplan	Director	March 12, 2007

/s/ ROBERT O. LORENZ Robert O. Lorenz	Director	March 12, 2007

/s/ LEROY C. RICHIE Leroy C. Richie	Director	March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infinity Energy Resources, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Infinity Energy Resources, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Managements’ Report on Internal Control over Financial Reporting included in Item 9A, that Infinity Energy Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity Energy Resources, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Infinity Energy Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Furthermore, in our opinion, Infinity Energy Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments.

/s/  Ehrhardt Keefe Steiner & Hottman PC

March 9, 2007
Denver, Colorado

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$872	$6,204
Accounts receivable	1,511	2,004
Prepaid expenses and other	719	133
Prepaid severance taxes	609	—
Current assets of discontinued operations	—	5,224

Total current assets	3,711	13,565
Property and equipment, at cost, net of accumulated depreciation	94	2,236
Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down:
Proved	24,581	43,699
Unproved	26,803	22,849
Intangible assets, at cost, less accumulated amortization	59	2,321
Other assets, net	1,056	168
Long term assets of discontinued operations	—	9,446

Total assets	$56,304	$94,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable and current portion of long-term debt	$48	$288
Accounts payable	7,832	4,269
Accrued liabilities	2,775	5,378
Current portion of asset retirement obligations	466	284
Current liabilities of discontinued operations	—	1,702

Total current liabilities	11,121	11,921
Long-term liabilities:
Production taxes payable	535	401
Asset retirement obligations, less current portion	1,136	1,129
Accrued interest	—	905
Derivative liabilities	5,895	9,837
Long-term debt, less current portion	—	39,874

Total liabilities	18,687	64,067

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $.0001, authorized 10,000,000 shares, issued and outstanding -0- (2006) and -0- (2005) shares	—	—
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 17,866,157 (2006) and 13,501,988 (2005) shares	2	1
Additional paid-in-capital	78,303	58,335
Accumulated other comprehensive income	118	—
Accumulated deficit	(40,806)	(28,119)

Total stockholders’ equity	37,617	30,217

Total liabilities and stockholders’ equity	$56,304	$94,284

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue:
Oil and gas sales	$12,292	$9,192	$6,267
Operating expenses:
Oil and gas production expenses	4,583	3,548	1,914
Oil and gas production taxes	806	877	722
General and administrative expenses	3,619	3,002	2,748
Depreciation, depletion, amortization and accretion	7,936	6,183	3,740
Ceiling write-down of oil and gas properties	37,800	13,450	4,100

	54,744	27,060	13,224

Operating loss	(42,452)	(17,868)	(6,957)
Other income (expense):
Financing costs:
Interest expense	(3,147)	(2,454)	(971)
Amortization of loan discount and costs	(1,290)	(1,066)	(1,656)
Early extinguishment of debt	(27,161)	(1,011)	(356)
Change in derivative fair value	14,727	2,908	—
Other	535	(424)	104

Total other expense	(16,336)	(2,047)	(2,879)

Net loss from continuing operations	(58,788)	(19,915)	(9,836)
Income from discontinued operations	12,750	6,338	5,203
Gain on sale of discontinued operations, net of tax	33,351	—	—

Net loss	$(12,687)	$(13,577)	$(4,633)

Basic and diluted net loss per share:
Net loss from continuing operations	$(3.90)	$(1.54)	$(1.04)
Income from discontinued operations	0.85	0.49	0.55
Gain on sale of discontinued operations	2.21	—	—

Net loss	$(.84)	$(1.05)	$(0.49)

Weighted average shares outstanding (basic and diluted)	15,085	12,936	9,495

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
	(In thousands, except share data)

Balance, January 1, 2004	8,204,032	$1	$32,721	$(9,909)	$98	$22,911
Issuance of common stock in private equity placement, net of financings costs	2,027,000	—	8,918	—	—	8,918
Issuance of common stock to partially repay related party debt	125,000	—	500	—	—	500
Issuance of common stock upon the exercise of options and warrants	146,300	—	428	—	—	428
Conversion of subordinated convertible notes and accrued interest into common stock	125,864	—	796	—	—	796
Comprehensive loss:
Net loss	—	—	—	(4,633)	(4,633)	(4,633)
Reclassifications, net of income tax expense	—	—	—	—	(98)	(98)

Comprehensive loss					$(4,731)

Balance, December 31, 2004	10,628,196	1	43,363	(14,542)	—	28,822
Reclassification of non-employee warrants to derivative liabilities	—	—	(6,090)	—	—	(6,090)
Reclassification of non-employee warrants from derivative liabilities in connection with exercise	—	—	2,174	—	—	2,174
Issuance of common stock upon the exercise of options and warrants	857,556	—	4,707	—	—	4,707
Conversion of subordinated convertible notes and accrued interest into common stock	2,016,236	—	14,181	—	—	14,181
Comprehensive loss:
Net loss	—	—	—	(13,577)	(13,577)	(13,577)

Comprehensive loss					$(13,577)

Balance, December 31, 2005	13,501,988	1	58,335	(28,119)	—	30,217
Issuance of common stock upon conversion of senior secured notes and settlement of accrued interest	4,214,419	1	18,216	—	—	18,217
Issuance of common stock upon the exercise of options	144,750	—	694	—	—	694
Stock-based compensation	—	—	687	—	—	687
Reclassification of non-employee warrants from derivative liabilities		—	341	—	—	341
Other	5,000	—	30	—	—	30
Comprehensive loss:
Net loss	—	—	—	(12,687)	(12,687)	(12,687)
Reclassifications, net of income tax expense	—	—	—	—	(29)	(29)
Unrealized gain on effective commodity derivative instruments	—	—	—	—	147	147

Comprehensive loss					$(12,569)

Balance, December 31, 2006	17,866,157	$2	$78,303	$(40,806)	$118	$37,617

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(12,687)	$(13,577)	$(4,633)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization, accretion and ceiling write-down	47,091	20,901	9,298
Amortization of loan discount and costs	1,290	1,066	1,741
Non-cash early extinguishment of loan cost	27,161	1,052	356
Current interest expense settled by stock issuance, net of amounts capitalized	1,079	—	—
Interest expense added to principal	1,357	—	—
Non-cash stock-based compensation expense	717	—	—
Change in fair value of derivative liabilities	(14,727)	(2,908)	—
Gain on sale of discontinued operations	(33,851)	—	—
Impairment of note receivable and other	—	530	—
(Gain) loss on sales of other assets	(255)	96	(2,824)
Unrealized (gain) loss on commodity derivative instruments	(272)	28	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	247	(1,273)	(1,687)
(Increase) decrease in inventories	(197)	(167)	65
(Increase) decrease in prepaid expenses and other	(574)	232	(89)
Increase in accounts payable	1,046	1,034	1,526
Increase (decrease) in accrued liabilities	(2,508)	2,636	1,710

Net cash provided by operating activities	14,917	9,650	5,463

Cash flows from investing activities:
Capital expenditures — exploration and production	(25,555)	(39,271)	(11,714)
Capital expenditures — oilfield services	(5,569)	(4,190)	(1,149)
Acquisitions — exploration and production	—	(330)	(516)
Acquisitions — oilfield services, net of cash acquired	—	—	(1,189)
Proceeds from sale of discontinued operations, net of transaction costs	49,744	—	—
Proceeds from sale of fixed assets — exploration and production and other	280	133	156
Proceeds from sale of fixed assets — oilfield services	8	31	4,654
Increase in other assets	(888)	(31)	(200)
Proceeds from note receivable	—	1,204	16

Net cash provided by (used in) investing activities	18,020	(42,454)	(9,942)

Cash flows from financing activities:
Proceeds from notes payable	—	434	295
Proceeds from borrowings on long-term debt	8,000	45,000	5,845
Proceeds from issuance of common stock	694	4,707	9,666
Debt and equity issuance costs	(372)	(2,751)	(320)
Repayment of notes payable	(329)	(406)	(664)
Repayment of long-term debt	(48,000)	(9,290)	(8,018)

Net cash (used in) provided by financing activities	(40,007)	37,694	6,804

Net (decrease) increase in cash and cash equivalents	(7,070)	4,890	2,325
Cash and cash equivalents, beginning of period	7,942	3,052	727

Cash and cash equivalents, end of period	$872	$7,942	$3,052

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$580	$1,175	$436
Non-cash transactions:
Non-cash costs capitalized in the full cost pool for oil and gas properties	2,446	764	1,070
Property and equipment acquired through capital lease or assumption of debt	—	189	195
Options and warrants granted in connection with debt, recorded as loan costs or debt discount	1,857	8,828	120
Conversion of subordinated convertible notes and accrued interest to common stock	18,217	14,181	796
Issuance of common stock to partially repay related party debt	—	—	500
Issuance of additional notes in lieu of cash interest payment on 7% subordinated convertible notes	—	—	795

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

Basis of Presentation

The consolidated financial statements include the accounts of Infinity Energy Resources, Inc. and its wholly-owned subsidiaries, which include Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

On December 15, 2006, the Company sold its oilfield services subsidiaries, Consolidated Oil Well Services, Inc. and CIS Oklahoma, Inc. (collectively “Consolidated”). As a result, Consolidated’s results of operations have been presented as discontinued operations in the accompanying statements of operations and balance sheet. See Note 2.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of certain terms, conditions and features included in certain warrants issued by the Company, those warrants are required to be accounted for as derivatives at estimated fair value. See Note 5.

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals and dry holes) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. The Company capitalized $846,000, $884,000 and $652,000 of internal costs during the years ended December 31, 2006, 2005 and 2004, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.

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

During the first nine months of 2006, the Company recognized aggregate ceiling writedowns of $26,600,000 as a result of the carrying amount of oil and gas properties subject to amortization exceeding the full cost ceiling limitation. At December 31, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $14,300,000, based upon a natural gas price of approximately $5.66 per Mcf and an oil price of approximately $48.56 per barrel in effect at that date. However, based on subsequent pricing of approximately $7.07 per Mcf of gas and approximately $47.60 per barrel of oil at the March 5, 2007 measurement date, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $11,200,000. Therefore, the Company recorded an additional ceiling writedown of $11,200,000 at December 31, 2006. In 2005 and 2004, the Company recorded ceiling writedowns of $13,450,000 and $4,100,000, respectively.

Depletion of proved oil and gas properties is computed on the units-of-production method, with oil and gas being converted to a common unit of measure based on relative energy content, whereby capitalized costs, as adjusted for estimated future development costs and estimated asset retirement costs, are amortized over the total estimated proved reserve quantities. The costs of wells in progress and unevaluated properties, including any related capitalized interest, are not amortized. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonments of unproved properties are accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.

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

Prepaid Severance Taxes

At December 31, 2006, the Company had approximately $609,000 recorded as prepaid severance taxes related to estimated severance tax refunds from the State of Texas. The estimated refunds result from the June 2006 designation of the Barnett Shale in Erath County, Texas as a tight gas formation eligible for a reduced production tax

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate. As a result of this designation, the Company reflects the payments of severance taxes for the eligible wells as a prepayment rather than as production tax expense.

Other Assets, Net

At December 31, 2006, other assets include approximately $852,000 of cash on deposit at a bank to secure two letters of credit. The letters of credit were issued to the Instituto Nicaraguense de Energia in connection with the Company’s May 2006 execution of exploration and production contracts for two oil and gas concessions in the Caribbean Sea of Nicaragua and the Company’s requirement under the contracts to incur capital costs of a similar amount during the first year of the contracts.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement obligation is required to be accreted each period to present value. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. The following table summarizes the activity for the Company’s asset retirement obligations for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)

Asset retirement obligations at January 1	$1,413	$635	$521
Accretion expense	112	70	21
Liabilities incurred	30	51	93
Liabilities assumed	—	17	—
Liabilities settled	—	(199)	—
Revision in estimates	47	839	—

Asset retirement obligations at December 31	1,602	1,413	635
Less: current portion of asset retirement obligations	(466)	(284)	—

Asset retirement obligations at December 31, less current portion	$1,136	$1,129	$635

Capitalized Interest

The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs capitalized for the years ended December 31, 2006, 2005 and 2004 were $2,339,000, $1,451,000 and $635,000, respectively.

Intangible Assets

Intangible assets consist of deferred loan costs, which are amortized over the terms of the related debt instruments using the effective interest method. See Note 4.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded amortization of deferred loan costs and early extinguishment of debt related to deferred loan costs of $2,634,000, $1,693,000 and $2,625,000, respectively. The Company capitalizes amortization of loan costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of loan costs is capitalized only for the period that activities are in progress to bring these

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projects to their intended use. Total loan cost amortization capitalized for the years ended December 31, 2006, 2005 and 2004 was $203,000, $261,000 and $555,000, respectively. See Note 4.

Revenue Recognition

The Company accounts for natural gas sales using the sales method. Under this method, revenue is recognized based on actual volumes sold by the Company, which may be more or less than the Company’s share of pro-rata production from certain wells.

Natural gas imbalances at December 31, 2006 and 2005 were immaterial. The Company recognizes sales of oil when title to the product is transferred.

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

Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. SFAS No. 123(R) also requires tax benefits relating to the deductibility of increases in the value of equity instruments issued under share-based compensation arrangements that are not included in costs applicable to sales (“excess tax benefits”) to be presented as financing cash inflows in the statement of cash flows. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB Opinion No. 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this method, compensation cost recognized is based on the grant-date fair value for all share-based payments granted or modified subsequent to December 31, 2005, estimated in accordance with the provisions of SFAS No. 123(R). All share-based awards outstanding as of the January 1, 2006 adoption date were fully vested. The results for prior periods have not been restated.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. As of December 31, 2006 and 2005, the Company had recorded a full valuation allowance for its net deferred tax asset.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

The Company has elected to report comprehensive income (loss) in the consolidated statements of stockholders’ equity. Comprehensive income (loss) is composed of net income (loss) and all changes to stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This statement prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the statement to determine what impact, if any, it will have on its financial position and results of operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in the FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. The FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP No. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of the FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of the FSP, the provisions of the FSP are effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company does not expect the adoption of FSP No. EITF 00-19-2 to have a material impact on its financial position or results of operations.

Note 2 — Discontinued Operations

On December 15, 2006, the Company completed the sale of Consolidated to Q Consolidated Oil Well Services, LLC for approximately $52 million in cash. In connection with the sale, the Company recognized a gain of $33,351,000 net of taxes of $500,000. Included in income from discontinued operations in the accompanying

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations for the years ended December 31, 2006, 2005 and 2004 are revenues of $34,625,000, $21,583,000 and $14,721,000, respectively.

Note 3 — Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2006	2005
	(In thousands)

Production taxes payable — current portion	$692	$516
Oil and gas revenue payable to oil and gas property owners	742	680
Current income taxes	500	—
Accrued interest	—	247
Accrued drilling costs	—	2,918
Other accrued liabilities	841	1,017

	$2,775	$5,378

Note 4 — Debt

Debt consists of the following:

	December 31,
	2006	2005
	(In thousands)

Senior Secured Notes, net of discount of $7,417 at December 31, 2005	$—	$37,583
Promissory note to seller (for a 50% interest in an aircraft)	—	2,203
Other	48	376

	48	40,162
Less current portion	(48)	(288)

Long-term debt	$—	$39,874

Senior Secured Notes Facility

The Company had a senior secured notes facility (the “Senior Secured Notes Facility”) with a group of lenders (collectively, the “Buyers”), under which the Company sold, and the Buyers purchased, on four separate occasions, an aggregate of $53.0 million principal amount of senior secured notes (the “Notes”), and five-year warrants to purchase an aggregate of 2,971,451 shares of the Company’s common stock at a weighted average exercise price of $9.81 per share (the “Warrants”).

Under the original terms of the Senior Secured Notes Facility, in certain circumstances, Infinity had the option to repay the Notes with direct issuances of shares of common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of the Company’s common stock on the trading day preceding the conversion (the “Conversion Option”). In addition, the Company also had the option to settle accrued interest due under the Notes with direct issuances of shares of common stock in lieu of cash at a conversion rate equal to 95% of the weighted average trading price of shares of the Company’s common stock on the trading day preceding the conversion. In January, April and July 2006, the Company elected to settle an aggregate of approximately $3.5 million of accrued interest through the issuance of an aggregate of 594,884 shares of common stock. In addition, in the first, second and third quarters of 2006, the Company converted an aggregate of $8.0 million in principal amount of Notes (along with accrued interest of approximately $112,000) into an aggregate of 1,369,718 shares of common stock.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the violation of certain of the covenants under the Senior Secured Notes Facility at June 30, 2006, on August 9, 2006 the Company and the Note holders entered into a Waiver and Amendment ( “August Amendment”) to the Senior Secured Notes Facility and the Notes that waived the violations at June 30, 2006 and amended the Notes and Warrants to provide for the following:

•	repayment or conversion of $2.5 million principal amount of Notes by September 15, 2006 (a total of $2,547,000 of principal and interest was converted into 614,500 shares of common stock by September 15, 2006);

•	reduction of the exercise price of the outstanding Warrants from a weighted-average exercise price of $9.81 per share to $5.00 per share and increase in the number of Warrants from 2,971,451 to 5,829,726.

The Company was unable to maintain compliance with the terms of the amended Senior Secured Notes Facility and Notes. As such, effective October 2, 2006, the Company entered into an October 2006 Waiver and Amendment Agreement (“October Amendment”) which further amended the Senior Secured Notes Facility, the Notes and the Warrants to provide for the following:

•	increase in the outstanding principal Notes balance by 20%, or $9 million, plus an additional $1.4 million equal to the interest that would have been due on October 2, 2006;

•	conversion of approximately $7.4 million principal amount of Notes by January 15, 2007, at the election of the Note holders (a total of $7,444,000 principal and interest was converted into 2,249,807 shares of common stock by December 14, 2006);

•	Warrant holders may require the Company to redeem their Warrants in connection with a sale of all or substantially all of the Company to a “non-public” buyer.

The outstanding principal amount of Notes and accrued interest of approximately $49.2 million was repaid on December 15, 2006 with proceeds from the sale of the Company’s oilfield services business (see Note 2) and the Senior Secured Notes Facility was terminated.

Under the provisions of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company determined that the August and October Amendments each resulted in substantial modifications to the terms of the Notes. As a result, the Company accounted for each amendment as an extinguishment of debt. In connection with the August and October amendments and the termination of the Senior Secured Notes Facility in December 2006, the Company recognized approximately $27.0 million of early extinguishment of debt expense consisting of the following (in thousands):

Change in fair value of Warrants upon repricing	$9,812
Increase in principal resulting from covenant violations	9,000
Write off of debt discount	6,500
Write off of debt issuance costs and other	1,639

$26,951

In connection with the Note conversions during the year ended December 31, 2006 the Company reclassified unamortized discount (see discussion below under Debt Discount) of $1,030,000 related to the converted Notes against additional paid-in-capital, reclassified Conversion Option derivative liability of $479,000 (see Note 5) to additional paid-in-capital and wrote off deferred financing costs of $210,000 to early extinguishment of debt.

Promissory Note to Seller

In connection with the 2003 acquisition of a 50% interest in an aircraft, the Company entered into a promissory note in favor of the seller. The note and accrued interest were settled in full in February 2006 in connection with the sale of the aircraft.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8% Convertible Subordinated Notes

Effective June 13, 2001, the Company sold $6,475,000 of 8% Subordinated Convertible Notes in a private placement. During 2004, the holders of $300,000 of 8% Subordinated Convertible Notes converted the debt and accrued interest into 63,197 shares of the Company’s common stock. On January 13, 2005, the Company called for redemption all of the remaining 8% Subordinated Convertible Notes outstanding on February 28, 2005. The holders of all $2,493,000 of 8% Subordinated Convertible Notes outstanding converted the debt and accrued interest into 517,296 shares of the Company’s common stock. The remaining unamortized loan costs of $156,000 were expensed as early extinguishment of debt.

7% Convertible Subordinated Notes

Effective April 22, 2002, the Company sold $12,540,000 of 7% Subordinated Convertible Notes in a private placement. During 2004, the holders of $462,000 of 7% Subordinated Convertible Notes converted the debt and accrued interest into 62,685 shares of the Company’s common stock. On February 25, 2005, the Company called for redemption all of the remaining 7% Subordinated Convertible Notes outstanding on April 22, 2005 at a redemption price of 102.8% plus accrued and unpaid interest. Holders of $11,479,000 of 7% Subordinated Convertible Notes outstanding converted the debt and accrued interest into 1,498,940 shares of the Company’s common stock, and the remaining balance of $38,000 plus accrued interest was paid in full on April 22, 2005. The unamortized loan costs of $753,000 were expensed as early extinguishment of debt.

Debt Discount

In connection with the issuance of the Notes discussed above, the Company recorded aggregate debt discount of $10,685,000, which was being amortized over the maturities of the Notes utilizing the effective interest method. The Company capitalizes amortization of debt discount to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of debt discount is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total debt discount amortized during the years ended December 31, 2006 and 2005 was $995,000 (net of $750,000 capitalized to oil and gas properties) and $647,000 (net of $764,000 capitalized to oil and gas properties). There was no debt discount amortization capitalized in 2004.

See Note 13 for discussion of a new credit facility entered into by the Company on January 10, 2007.

Note 5 — Derivative Instruments

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

Commodity Derivatives

The Company periodically hedges a portion of its oil and gas production through fixed-price physical contracts and commodity derivative contracts. The purpose of the hedges is to provide a measure of stability to the Company’s

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2006 the Company had the following oil collar derivative arrangements outstanding:

	Bbls	NYMEX	NYMEX
Term of Arrangements	per Day	Floor Price	Ceiling Price

July 1, 2006 — March 31, 2007	50	$55.00	$77.00
January 1, 2007 — June 30, 2007	50	$57.50	$77.50
April 1, 2007 — September 30, 2007	50	$60.00	$85.50
July 1, 2007 — December 31, 2007	50	$62.50	$87.00
October 1, 2007 — March 31, 2008	50	$62.00	$85.60

As of December 31, 2006 the Company had the following natural gas collar derivative arrangements outstanding:

	MMBtu	WAHA	WAHA
Term of Arrangements	per Day	Floor Price	Ceiling Price

January 1, 2007 — March 31, 2007	1,000	$7.50	$12.00
January 1, 2007 — June 30, 2007	1,000	$6.00	$10.55
April 1, 2007 — September 30, 2007	1,000	$6.50	$10.20

Through the third quarter 2006, all of the Company’s collar arrangements qualified as cash flow hedges. In connection with a change in the terms under which the Company sells a portion of its crude oil production and a loss of correlation between the index on which the Company sells its natural gas in Texas and the index on which its natural gas collars are settled, in the fourth quarter 2006 the Company determined it was no longer able to conclude that its oil or natural gas collars were effective hedges. As of December 31, 2006 and 2005, the Company had a derivative asset (liability) of approximately $363,000 and ($28,000), respectively, which are included in prepaid expenses and other assets and accrued liabilities, respectively, on the accompanying consolidated balance sheet. During the years ended December 31, 2006 and 2005, the Company recognized ineffectiveness of approximately $244,000 and ($28,000), respectively, under its collar arrangements, which is reflected in other income (expense) in the accompanying consolidated statements of operations. During 2006, the Company received approximately $68,000, net under its collar arrangements, which is included in oil and gas revenue. No amounts were received or paid by the Company during 2005 under its collar arrangements. During the years ended December 31, 2006 and 2004, the Company reclassified from other comprehensive income to natural gas revenue, gains of approximately $29,000 and $98,000, respectively, related to contracts that had been designated as cash flow hedges.

Subsequent to December 31, 2006, the Company entered into the following NYMEX oil swaps:

	Bbls	NYMEX
Term of Arrangement	per Day	Swap Price

April 1, 2008 — December 31, 2008	65	$57.40
January 1, 2009 — December 31, 2009	55	$57.95
January 1, 2010 — December 31, 2010	50	$58.90

Subsequent to December 31, 2006, the Company entered into the following WAHA natural gas swaps:

	MMBtu	WAHA
Term of Arrangement	per Day	Swap Price

October 1, 2007 — December 31, 2007	1,000	$6.915
January 1, 2008 — December 31, 2008	800	$7.235
January 1, 2009 — December 31, 2009	500	$7.170
January 1, 2010 — December 31, 2010	500	$6.865

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to December 31, 2006, the Company entered into the following CIG natural gas swaps:

	MMBtu	CIG
Term of Arrangement	per Day	Swap Price

February 1, 2007 — December 31, 2007	600	$5.200
January 1, 2008 — December 31, 2008	400	$6.475
January 1, 2009 — December 31, 2009	400	$6.810
January 1, 2010 — December 31, 2010	300	$6.565

Other Derivatives

As more fully discussed in Note 4 above, the Company issued Notes and Warrants in January, September and December 2005 and March 2006. Under the provisions of SFAS No. 133 and EITF 00-19 the Company bifurcated the Conversion Option associated with the Notes and accounted for it and the Warrants as derivatives. The fair values of the Conversion Option and the Warrants, which aggregated $557,000 and $10,108,000, respectively, for all four series of Notes, were recorded as debt discount. Subsequent changes in the fair value of those derivatives were recorded as changes in derivative fair value in the accompanying consolidated statements of operations. During the years ended December 31, 2006 and 2005, the Company recognized changes in derivative fair value of approximately $0 and $34,000, respectively, related to the decrease in the fair value of the Conversion Option and approximately $12,141,000 and $1,885,000, respectively, related to the decrease in the fair value of the Warrants. The terms of the Notes and Warrants contained other embedded derivatives that management determined to have de minimus value.

As a result of the issuance of the initial Notes in January 2005, under the provisions of EITF 00-19, the Company was no longer able to conclude that it had sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants (the “Non-employee Options and Warrants”) (see Note 6) after considering the commitment to potentially issue common stock under terms of the Notes in an event of default. As such, effective with the issuance of the initial Notes on January 13, 2005, the Company reclassified the fair value of the Non-employee Options and Warrants out of stockholders’ equity on the accompanying consolidated balance sheet and recognized them as a derivative liability of $6,090,000. Changes in the fair value of the Non-employee Options and Warrants were recorded as change in derivative fair value in the accompanying consolidated statements of operations. Non-employee Options and Warrants settled in common stock were remeasured prior to settlement and then reclassified back to additional paid-in capital. During 2005, in connection with the exercise of 538,850 Non-employee Options and Warrants, the Company reclassified $2,174,000 back to additional paid-in capital. During the years ended December 31, 2006 and 2005, the Company recognized changes in derivative fair value of approximately $2,586,000 and $989,000, respectively, related to the decrease in the fair value of these instruments. In connection with the repayment of the Notes on December 15, 2006, the Company was able to conclude that the Non-employee Options and Warrants were no longer required to be accounted for as derivatives. As such, the Company reclassified the Non-employee Options and Warrants derivative liability of $341,000 back to additional paid-in capital.

Note 6 — Stockholders’ Equity

Private Institutional Equity Placements

In January 2004, the Company issued 1,000,000 shares of common stock in exchange for $4,000,000. In November 2004, the Company issued 1,027,000 shares of common stock in exchange for $5,237,700. Costs associated with the issuances totaled $320,000.

Non-Employee Warrants and Options

In connection with the issuance of the Notes during 2006 and 2005, the Company issued five-year warrants to purchase an aggregate of 2,971,451 shares of the Company’s common stock at a weighted average price of $9.81 per share. As further discussed in Note 4 above, in August 2006 the exercise prices of these warrants were reduced to

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.00 per share and the number of warrants was increased to 5,829,726. The Warrants contain anti-dilution provisions that require the Company to adjust the exercise price and the number of Warrants outstanding if the Company issues stock at less than the exercise price. Through December 31, 2006, none of these warrants have been exercised.

In connection with the issuance of bridge notes in 2003, the Company issued warrants to purchase an aggregate of 1,163,500 shares of the Company’s common stock at $8.75 per share, with expiration dates ranging from January 23, 2008 through June 27, 2008. The warrant agreement for 250,000 of the warrants issued contain anti-dilution provisions that require the Company to adjust the exercise price and the number of warrants outstanding if the Company sells stock at less than the exercise price. As a result of the private institutional placements of equity discussed above in January and November 2004, and the conversion of Notes discussed in Note 4, the exercise price of these warrants has been adjusted to $7.13 per share and the number of shares to be acquired under the warrants was increased by 56,954.

The following table summarizes non-employee option and warrant activity for the years ended December 31, 2006, 2005 and 2004:

		Weighted Average	Weighted Average
	Number of	Exercise	Grant Date Fair
	Shares	Price per Share	Value per Share

Outstanding, January 1, 2004	2,110,150	$8.27	$
Granted	47,746	8.24	4.80

Outstanding, December 31, 2004	2,157,896	8.17
Granted	2,507,363	9.87	3.38
Exercised	(546,850)	6.97

Outstanding, December 31, 2005	4,118,409	9.36
Granted	3,351,571	5.00	3.35

Outstanding, December 31, 2006	7,469,980	5.75

The following table summarizes information about non-employee warrants and options outstanding at December 31, 2006:

	Number
	Outstanding and
	Exercisable at	Weighted Average	Weighted
	December 31,	Remaining	Average
Range of Exercise Prices	2006	Contractual Life	Exercise Price

$5.00	5,829,726	3.4 years	$5.00
$7.13 — 7.34	395,754	1.2 years	$7.18
$8.75 — $9.06	1,244,500	1.1 years	$8.80

	7,469,980

Options Under Employee Option Plans

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of December 31, 2006, 828,381 shares were available for future grants under all plans.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are calculated based on the methodology used in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the inputs used in the calculation of fair value of options granted during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Expected term (in years)	5.5 - 10	10	10
Expected stock price volatility	58% - 62%	67%	147%
Expected dividends	—	—	—
Risk-free rate	4.71% - 5.15%	4.00% - 4.13%	1.50%
Forfeiture rate	22.5%	—	—

The following table summarizes stock option activity as of and for the year ended December 31, 2006:

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Aggregate	Remaining
	Options	Price per Share	Intrinsic Value	Contractual Term
			(In thousands)

Outstanding at January 1, 2006	1,383,250	$6.52
Granted	440,000	5.91
Exercised	(144,750)	4.79
Expired	(160,000)	5.00
Forfeited	(497,500)	6.84

Outstanding at December 31, 2006	1,021,000	6.58	$—	7.0 years

Exercisable at December 31, 2006	636,000	7.03	$—	5.9 years

The following table summarizes certain information with respect to the Company’s stock option activity during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Weighted average grant-date fair value of options granted	$3.71	$6.00	$4.22
Total intrinsic value of options exercised	$291,000	$1,858,000	$441,000
Compensation expense recognized	$687,000	—	—
Cash received from the exercise of stock options	$694,000	$957,000	$428,000
Stock-based compensation expense capitalized	—	—	—
Tax benefits recognized related to stock-based compensation	—	—	—

As of December 31, 2006, the Company had unrecognized compensation cost of $578,000 related to unvested stock options, which will be recognized over the next 10 months, subject to estimated forfeiture rates.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under stock option plans in the years ended December 31, 2005 and 2004:

	2005	2004
	(In thousands, except share amounts)

Net loss as reported	$(13,577)	$(4,633)
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards	(3,177)	(1,703)

Pro forma net loss	$(16,754)	$(6,336)

Basic and diluted loss per share — as reported	$(1.05)	$(0.49)
Basic and diluted loss per share — as reported	$(1.30)	$(0.67)

Note 7 — Income Taxes

The (provision) benefit for income taxes consists of the following:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Current income tax provision	$—	$—	$—
Deferred income tax benefit	1,616	(5,464)	(1,784)
Change in valuation allowance and other	(1,616)	5,464	1,784

Total income tax (provision) benefit	$—	$—	$—

The effective income tax rate varies from the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Federal income tax rate	34.0%	34.0%	34.0%
State income tax rate	4.5	4.5	6.0
Non-deductible debt extinguishment expenses	(51.3)	—	—
Non-deductible / taxable change in derivative fair value	46.5	(1.9)	—
Non-deductible interest expense and debt discount	(21.4)	—	—
Other temporary and permanent differences	1.0	3.6	—
Change in valuation allowance and other	(13.3)	(40.2)	(40.0)

Effective tax rate	—%	—%	—%

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets
Accruals and other	$262	$214
Property and equipment	9,101	—
Alternative minimum tax credit carry-forward	500	—
Net operating loss carry-forward	3,541	13,635

Gross deferred tax assets	13,404	13,849

Deferred tax liabilities
Property and equipment	—	1,185
Derivative liabilities	—	1,375

Gross deferred tax liabilities	—	2,560

Net deferred tax asset	13,404	11,289
Less valuation allowance	(13,404)	(11,289)

Deferred tax asset	$—	$—

For income tax purposes, the Company has net operating loss carry-forwards of approximately $9,198,000, which expire from 2016 through 2026, and an alternative minimum tax credit carryforward of $500,000. The Company has provided for a valuation allowance of $13,404,000 due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

During the years ended December 31, 2006, 2005 and 2004, the Company realized certain tax benefits related to stock option plans in the amounts of $275,000, $505,000 and $172,000, respectively. Such benefits were recorded as a deferred tax asset as they increased the Company’s net operating losses and an increase in additional paid in capital. The recognition of the valuation allowance offset the impact of this benefit.

Note 8 — Commitments and Contingencies

Delivery Commitments

Effective September 2001, the Company entered into a gas gathering and transportation contract with a third-party gatherer and processor in which the third-party gatherer and processor built gas gathering laterals and installed compression facilities to deliver gas produced from the Company’s Pipeline Field to the Overland Trail Transmission pipeline. During 2002, the contract was amended to include additional compression and gathering facilities to be installed by the third-party gatherer and processor and delivery points for the additional production being generated by the Company. The Company pays a gathering fee of approximately $0.40 per Mcf until 7,500,000 Mcf have been produced at which time the fee is to be reduced to $0.25 per Mcf. Additionally, the Company had annual volume commitments for five years starting September 1, 2001. If the Company exceeded the minimum in any year, the excess reduced the following year’s commitment. If the Company did not meet the minimum in any year, the shortfall was added to the following years’ commitments. Through December 31, 2006, the Company has delivered approximately 4,545,000 Mcf under this contract. The Company’s sales volumes from the Pipeline Field are also subject to a $0.15 per MMBtu charge for access onto the Overland Trail Transmission line. While the Company has failed to deliver the volumes required under the terms of the contract, the third-party gatherer and processor has also not provided the compression and gathering capabilities they were required to provide under the contract. Management is currently negotiating revised volume commitments under a lengthened contract with the third-party gatherer and processor.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company pays a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through June 30, 2015 associated with firm transportation rights. Under provisions of the contract, in December 2006 the Company reduced the minimum daily delivery volumes by 50%. As of December 31, 2006 and 2005, the Company had accrued approximately $71,000 and $248,000, respectively, as a delivery commitment shortfalls under the contract.

Lease Agreements

The Company leases office space under an operating lease with a lease term through April 20, 2010. Future minimum lease payments under the non-cancelable operating lease are as follows at December 31, 2006:

Year Ending December 31,	Operating Lease
(In thousands)

2007	$198
2008	198
2009	198
2010	61

Total minimum lease payments	$655

Rental expense for the years ended December 31, 2006, 2005 and 2004 was $114,000, $98,000 and $112,000, respectively.

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

Note 9 — Retirement Plan

The Company has a 401(k) plan covering substantially all of its employees. Effective January 1, 2004, the Company began matching, dollar for dollar, employee contributions up to 4% of gross pay. The Company recognized expense of $51,000, $45,000 and $34,000 related to such contributions during the years ended December 31, 2006, 2005 and 2004, respectively.

Note 10 — Significant Customers

During 2006, sales to three unrelated customers represented 40%, 28% and 17% of total revenue. During 2005, sales to four unrelated customers represented 32%, 25%, 19% and 14% of total revenue. During 2004, sales to two unrelated customers represented 76% and 22% of total revenue.

Note 11 — Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities represent the fair value due to the short-term nature of the accounts.

The fair value of the Company’s non-current derivative liabilities, all of which relate to the Warrants, is estimated using various models and assumptions related to the term of the instruments, estimated volatility of the price of the Company’s common stock and interest rates, among other items.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Earnings Per Share

For the years ended December 31, 2006, 2005 and 2004, all of the Company’s common stock equivalents were anti-dilutive. Therefore, the impact of 8,490,980, 5,501,659 and 5,320,892 common stock equivalents outstanding as of December 31, 2006, 2005 and 2004, respectively, were not included in the calculation of diluted loss per share because their effect was anti-dilutive.

Note 13 — Subsequent Event — Credit Facility

On January 10, 2007, the Company entered into a $50 million reserve-based revolving credit facility (the “Credit Facility”) with Amegy Bank N.A. (“Amegy”). Under the related loan agreement (the “Loan Agreement”) between Infinity, Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy, Infinity may borrow, repay and re-borrow on a revolving basis up to the lesser of (i) the aggregate sums permitted under the borrowing base, initially set at $27 million, or (ii) $50 million. As of March 9, 2007, the Company had drawn $9.5 million under the Credit Facility. The Credit Facility has an initial term of two (2) years. Amounts borrowed bear interest at graduated variable rates based on LIBOR or the prime rate, which rates shall be adjusted based on the percentage of the applicable borrowing base used by Infinity from time to time. LIBOR rates can range between LIBOR plus 2.50% and LIBOR plus 3.25%, and prime rates can range between prime and prime plus 0.50%. Interest payments are due on a monthly basis beginning in February 2007, and principal payments may be required to meet a borrowing base deficiency or monthly borrowing commitment reductions. The borrowing base under the Credit Facility and the applicable interest rate are subject to adjustment at least once every six months. Amounts borrowed under the Credit Facility are collateralized by substantially all of the assets of Infinity and its subsidiaries and is guaranteed by Infinity’s subsidiaries. The Credit Facility contains certain standard continuing covenants and agreements and requires Infinity to maintain certain financial ratios and thresholds.

Note 14 — Supplemental Oil and Gas Information

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the Company’s proved reserves are located in the United States. The following information about the Company’s proved and proved developed oil and gas reserves was developed from reserve reports prepared by independent reserve engineers:

	Natural Gas	Crude Oil
	(Mcf)	(Barrels)

Proved reserves as of January 1, 2004	7,510,895	193,139
Purchases of reserves in place	1,476,067	—
Revisions of previous estimates	(1,230,288)	16,535
Extension, discoveries and other additions	1,239,700	17,571
Production	(953,428)	(33,668)

Proved reserves as of December 31, 2004	8,042,946	193,577
Purchases of reserves in place	—	140,591
Revisions of previous estimates	(2,887,783)	550,832
Extension, discoveries and other additions	6,819,586	20,262
Production	(875,543)	(68,497)

Proved reserves as of December 31, 2005	11,099,206	836,765
Purchases of reserves in place	—	—
Revisions of previous estimates	(7,778,519)	(111,442)
Extension, discoveries and other additions	1,600,803	4,342
Production	(1,142,305)	(81,203)

Proved reserves as of December 31, 2006	3,779,185	648,462

Proved Developed Reserves as of:
December 31, 2004	3,773,033	117,031

December 31, 2005	5,031,235	712,094

December 31, 2006	3,779,185	648,462

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

	For the Years Ended December 31
	2006	2005	2004
	(In thousands)

Property acquisition costs
Proved	$—	$330	$516
Unproved	4,844	5,745	3,625

Total property acquisition costs	4,844	6,075	4,141
Development costs	892	17,099	6,156
Exploration costs	24,865	17,583	5,294
Asset retirement costs	77	907	93

Total costs	$30,678	$41,664	$15,684

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unproved property acquisition costs in the table above includes costs related to the Company’s approximately 1,400,000 acre concessions offshore Nicaragua of approximately $832,000, $234,000 and $40,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-down are as follows:

	December 31,
	2006	2005
	(In thousands)

Proved oil and gas properties	$101,920	$75,484
Unproved oil and gas properties	26,803	22,849

Total	128,723	98,333
Less accumulated depreciation, depletion, amortization and ceiling write-down	(77,339)	(31,785)

Net capitalized costs	$51,384	$66,548

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2006, by year that the costs were incurred are as follows:

Year Ended December 31,	(In thousands)

2006	$8,557
2005	9,200
2004	1,716
Prior	7,330

Total costs not being amortized	$26,803

Unevaluated costs include $5,964,000 related to the Company’s Labarge prospect in southwest Wyoming. Substantially all of the acreage in the prospect is subject to an ongoing Bureau of Land Management environmental impact statement (“EIS”). The EIS must be completed before the field can be developed. Unevaluated costs include approximately $1,991,000 related to the Company’s approximate 1,400,000 acre concessions offshore Nicaragua. The Company anticipates that the majority of the unproved costs in the table above will be classified as proved costs within the next five years.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

Future oil and gas sales and production and development costs have been estimated using prices and costs in effect at the end of the years indicated, except in those instances where the sale of oil and natural gas is covered by contracts, as required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities. SFAS No. 69 requires that net cash flow amounts be discounted at 10%. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved oil and gas reserves assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate period-end statutory tax rates to the future pretax net cash flow relating to the Company’s proved oil and gas reserves, less the tax basis of the related properties. The future income tax expenses do not give effect to tax credits, allowances, or the impact of general and administrative costs of ongoing operations relating to the Company’s proved oil and gas reserves.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the demand for oil and natural gas, inflation, and other factors make such estimates inherently imprecise and subject to substantial revision. The table below should not be construed to be an estimate of the current market value of the Company’s proved reserves.

	For the Years Ended December 31
	2006	2005	2004
	(In thousands)

Future cash inflows	$52,897	$141,982	$56,585
Future production costs	(20,386)	(49,010)	(18,552)
Future development costs	(300)	(16,785)	(3,450)
Future income tax expense	—	(656)	(400)

Future net cash flows	32,211	75,531	34,183
10% annual discount for estimated timing on cash flows	(10,835)	(32,014)	(10,471)

Standardized measure of discounted future cash flows	$21,376	$43,517	$23,712

The following table presents the average year-end spot market gas price and oil price used to compute future cash inflows for each period:

	For the Years Ended December 31
	2006	2005	2004

Weighted average gas price per Mcf	$5.66	$8.21	$6.07
Weighted average oil price per barrel	$48.56	$60.74	$40.25

The following table reconciles the change in the standardized measure of discounted future net cash flow for the periods indicated:

	For the Years Ended December 31
	2006	2005	2004

Beginning of period	$43,517	$23,712	$20,822
Extensions, discoveries and other additions	4,788	12,328	2,912
Purchases of reserves in place	—	442	2,840
Net change in sales and transfer prices, net of production costs	(18,284)	(1,305)	(4,118)
Revision of previous quantity estimates	(15,735)	12,809	241
Development costs incurred during the period	—	1,525	5,023
Sales of oil and gas, net of production costs and taxes	(6,879)	(4,767)	(3,632)
Changes in future development costs	15,718	402	(3,026)
Net change in income taxes	462	(156)	1,817
Changes in production rates and other	(6,609)	(3,875)	(1,462)
Accretion of discount	4,398	2,402	2,295

End of period	$21,376	$43,517	$23,712

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Quarterly Consolidated Financial Information (Unaudited)

The following table provides selected quarterly consolidated financial results for the years ended December 31, 2006 and 2005.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

2006
Total revenue	$2,364	$3,356	$3,742	$2,830
Gross profit	$1,020	$2,184	$2,586	$1,113
Net income (loss)	$(11,306)	$2,655	$(28,289)	$24,253
Earnings (loss) per share from continuing operations	$(1.06)	$(0.08)	$(2.15)	$(0.61)
Earnings (loss) per diluted share from continuing operations	$(1.06)	$(0.08)	$(2.15)	$(0.61)
Earnings per share from discontinued operations	$0.24	$0.26	$0.28	$2.05
Earnings per diluted share from discontinued operations	$0.24	$0.26	$0.28	$2.05
2005
Total revenue	$1,445	$2,204	$2,906	$2,637
Gross profit	$837	$993	$1,569	$1,368
Net income (loss)	$(9,463)	$4,356	$646	$(9,116)
Earnings (loss) per share from continuing operations	$(0.89)	$0.19	$(0.08)	$(0.81)
Earnings (loss) per diluted share from continuing operations	$(0.89)	$0.18	$(0.08)	$(0.81)
Earnings (loss) per share from discontinued operations	$0.08	$0.14	$0.13	$0.13
Earnings (loss) per diluted share from discontinued operations	$0.08	$0.13	$0.13	$0.13

The Company recorded full cost ceiling writedowns of $9,100,000, $2,500,000, $15,000,000, $11,200,000 and $13,450,000 during the first, second, third and fourth quarters of 2006 and fourth quarter of 2005, respectively.

In the third quarter of 2006, the Company recognized $26,951,000 of early extinguishment expense related to two amendments to its then outstanding senior secured notes.

On December 15, 2006 the Company completed the sale of its oilfield services subsidiaries (see Note 2). As a result, the quarterly information presented above has been restated from its original presentation to reflect the results of the Company’s oilfield services subsidiaries as discontinued operations. Net income for the fourth quarter of 2006 includes a gain on the sale of discontinued operations of $33,351,000.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

10.9	Acknowledgement and Termination Agreement between Infinity Energy Resources, Inc., Consolidated Oil Well Services, Inc. and Stephen D. Stanfield, dated December 15, 2006
21	Subsidiaries of the Registrant
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC
23.2	Consent of Netherland Sewell & Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

E-1