Form 10-Q
period 2007-06-30
INFINITY ENERGY RESOURCES, INC
filed 2007-08-09
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 08, 2007, 17,871,157, shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$121	$872
Accounts receivable	1,424	1,511
Prepaid expenses and other	446	719
Prepaid severance taxes	695	609

Total current assets	2,686	3,711
Property and equipment, at cost, net of accumulated depreciation	57	94
Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization and ceiling write-down:
Proved	25,741	24,581
Unproved	20,696	26,803
Intangible assets, at cost, net of accumulated amortization	696	59
Other assets, net	1,065	1,056

Total assets	$50,941	$56,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable and current portion of debt	$17,023	$48
Accounts payable	4,450	7,832
Accrued liabilities	3,456	2,775
Current portion of asset retirement obligations	432	466

Total current liabilities	25,361	11,121
Long-term liabilities:
Production taxes payable and other	175	535
Asset retirement obligations, less current portion	1,044	1,136
Derivative liabilities	6,094	5,895

Total liabilities	32,674	18,687

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.0001 per share; 10,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, par value $.0001 per share; 75,000,000 authorized shares, 17,871,157 (2007) and 17,866,157 (2006) shares issued and outstanding	2	2
Additional paid-in-capital	78,888	78,303
Accumulated other comprehensive income	22	118
Accumulated deficit	(60,645)	(40,806)

Total stockholders’ equity	18,267	37,617

Total liabilities and stockholders’ equity	$50,941	$56,304

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2007	2006	2007	2006
Revenue
Oil and gas sales	$2,533	$3,356	$4,632	$5,720
Operating expenses
Oil and gas production expenses	1,262	1,138	3,320	2,281
Oil and gas production taxes	166	34	301	235
General and administrative expenses	753	603	1,717	1,385
Depreciation, depletion, amortization and accretion	1,871	1,956	3,004	3,241
Ceiling write-down of oil and gas properties	15,750	2,500	15,750	11,600

Total operating expenses	19,802	6,231	24,092	18,742

Operating loss	(17,269)	(2,875)	(19,460)	(13,022)

Other income (expense)
Financing costs:
Interest expense, net of capitalization	—	(862)	—	(1,635)
Amortization of loan discount and costs, net	—	(541)	—	(981)
Early extinguishment of debt	—	(88)	—	(210)
Change in derivative fair value	1,223	3,304	(351)	(156)
Other	(13)	(79)	(28)	165

Total other income (expense)	1,210	1,734	(379)	(2,817)

Net loss from continuing operations	(16,059)	(1,141)	(19,839)	(15,839)
Income from discontinued operations	—	3,796	—	7,189

Net income (loss)	$(16,059)	$2,655	$(19,839)	$(8,650)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.90)	$(0.08)	$(1.11)	$(1.12)
Income from discontinued operations	—	0.26	—	0.51

Net income (loss)	$(0.90)	$0.18	$(1.11)	$(0.61)

Weighted average shares outstanding:
Basic	17,871	14,416	17,871	14,121

Diluted	17,871	14,630	17,871	14,121

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2006	17,866,157	$2	$78,303	$(40,806)	$118	$37,617
Issuance of common stock	5,000	—	—	—	—	—
Stock-based compensation	—	—	585	—	—	585
Comprehensive loss:
Net loss	—	—	—	(19,839)	(19,839)	(19,839)
Reclassifications	—	—	—	—	(96)	(96)

Total comprehensive loss					(19,935)

Balance, June 30, 2007	17,871,157	$2	$78,888	$(60,645)	$22	$18,267

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months
	Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(19,839)	$(8,650)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	3,004	3,853
Ceiling write-down of oil and gas properties	15,750	11,600
Amortization of loan discount and costs	—	981
Non-cash early extinguishment of debt	—	210
Current interest expense settled by stock issuance, net of amounts capitalized	—	232
Non-cash stock-based compensation expense	585	181
Changes in fair value of derivative instruments	(1,069)	156
Unrealized (gain) loss on commodity derivative instruments	1,565	124
Gain on sales of assets	—	(267)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	87	(1,125)
Increase in prepaid expenses and other	(107)	(463)
(Decrease) increase in accounts payable and accrued liabilities	(1,029)	2,345

Net cash (used in) provided by operating activities	(1,053)	9,177

Cash flows from investing activities:
Capital expenditures – exploration and production	(15,808)	(18,952)
Capital expenditures – oilfield services	—	(3,532)
Proceeds from sale of fixed assets	—	180
Increase in other assets	—	(798)

Net cash used in investing activities	(15,808)	(23,102)

Cash flows from financing activities:
Net proceeds from borrowings on long-term debt	17,000	8,000
Proceeds from issuance of common stock	—	525
Debt issuance costs	(865)	(313)
Repayment of notes payable	(25)	(304)

Net cash provided by financing activities	16,110	7,908

Net decrease in cash and cash equivalents	(751)	(6,017)
Cash and cash equivalents, beginning of period	872	7,942

Cash and cash equivalents, end of period	$121	$1,925

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
Basis of Presentation
     The unaudited consolidated financial statements include the accounts of Infinity Energy Resources, Inc. and its wholly-owned subsidiaries, which include Infinity Oil and Gas of Texas, Inc., Infinity Oil & Gas of Wyoming, Inc., and Infinity Oil & Gas of Kansas, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts in the accompanying unaudited consolidated financial statements have been reclassified to conform to the current year presentation.
     On December 15, 2006, the Company sold its oilfield services subsidiaries, Consolidated Oil Well Services, Inc. and CIS-Oklahoma, Inc. (collectively “Consolidated”) to Q Consolidated Oil Well Services, LLC for approximately $52 million in cash. As a result, Consolidated’s results of operations have been presented as discontinued operations in the accompanying unaudited statements of operations. Included in income from discontinued operations in the accompanying statements of operations for the three and six months ended June 30, 2006 is revenue of $9,299,000 and $17,749,000, respectively.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying unaudited consolidated financial statements should be read in conjunction with Infinity’s audited consolidated financial statements for the year ended December 31, 2006.
Liquidity; Going Concern
     As reflected in the accompanying consolidated statements of operations, the Company has had a history of losses. As discussed in Note 2, the Company is currently in default of its Revolving Credit Facility as a result of its failure to meet certain financial covenants contained in the Loan Agreement for the three months ended June 30, 2007, including the interest coverage ratio and the funded debt to EBITDA ratio. As a result, the Company has classified all $17,000,000 outstanding under the Revolving Credit Facility at June 30, 2007 as a current liability in the accompanying consolidated balance sheets.
     As of August 8, 2007, the Company has borrowed all $22 million allowed under the reduced borrowing base. Additionally, Amegy Bank N.A. is currently conducting a borrowing base redetermination that could potentially result in a further reduction in the borrowing base, scheduled equal monthly commitment reductions, or other remedies.
     In May 2007, Infinity commenced an internal assessment of its oil and gas properties and prospects. Based upon the results of this assessment to date, the Company is actively seeking partners, farmout and farmin opportunities for its prospects, discussing the potential sale of certain properties and discussing the possibility of participating in certain prospects owned by other exploration and production companies. The objective of these discussions and any resulting transaction would be to reduce the amount of debt outstanding, reduce the Company’s exposure to and needs for risk capital, and to diversify the Company’s portfolio of exploration prospects. There can be no assurance that any transaction will occur or, if a transaction is undertaken, the terms or timing will be satisfactory.

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
Oil and Gas Properties
     The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals and dry holes) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. The Company capitalized internal costs of $242,000 and $217,000 during the three months ended June 30, 2007 and 2006, respectively, and $444,000 and $469,000 during the six months ended June 30, 2007 and 2006, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.
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
     At June 30, 2007, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $15,750,000, based upon a natural gas price of approximately $6.29 per Mcf and an oil price of approximately $62.03 per barrel in effect at that date. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period. In the three month and six months ended June 30, 2006 the Company recognized ceiling write-downs of $2,500,000 and $11,600,000, respectively.

     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	As of
	June 30,	December 31,
	2007	2006
	(in thousands)
Proved oil and gas properties	$121,748	$101,920
Unproved oil and gas properties	20,696	26,803

Total	142,444	128,723
Less accumulated depreciation, depletion, amortization and ceiling write-downs	(96,007)	(77,339)

Net capitalized costs	$46,437	$51,384

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
Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. As of June 30, 2007 and December 31, 2006, the Company had recorded a full valuation allowance for its net deferred tax asset. During the six months ended June 30, 2007, the Company paid $500,000 in income taxes accrued in 2006 in connection with the gain on sale of discontinued operations.
Comprehensive Income (Loss)
     The Company has elected to report comprehensive income (loss) in the consolidated statements of stockholders equity. Comprehensive income (loss) is composed of net income (loss) and all changes to stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in-capital and distributions to stockholders. The only item included in comprehensive loss for the three and six months ended June 30, 2007 related to the effective portion of commodity derivative instruments.
Prepaid Severance Taxes
     At June 30, 2007, the Company had $695,000 recorded as prepaid severance taxes related to estimated production tax refunds from the State of Texas. The estimated refunds result from the June 2006 designation of the Barnett Shale in Erath County, Texas as a tight gas formation eligible for a reduced production tax rate. As a result of this designation, the Company reflects the payments of severance taxes for the eligible wells as a prepayment rather than as production tax expense.

Other Assets, Net
     At June 30, 2007, Other assets include approximately $852,000 of cash on deposit at a bank to secure two letters of credit. The letters of credit were issued to the Instituto Nicaraguense de Energia in connection with the Company’s May 2006 execution of exploration and production contracts for two oil and gas concessions in the Caribbean Sea of Nicaragua and the Company’s requirement under the contracts to incur capital costs of a similar amount during the first sub-period of the contracts.
Asset Retirement Obligations
     The Company records estimated future asset retirement obligations pursuant to the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to present value. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. The following table summarizes the activity for the Company’s asset retirement obligations for the six months ended June 30:

	2007	2006
	(in thousands)
Asset retirement obligations at beginning of period	$1,602	$1,413
Accretion expense	48	60
Liabilities incurred	33	30
Liabilities settled	(259)	(3)
Revisions of estimates	52	—

Asset retirement obligations at end of period	1,476	1,500
Less: current portion of asset retirement obligations	(432)	(317)

Asset retirement obligations, less current portion	$1,044	$1,183

Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs capitalized in the three months ended June 30, 2007 and 2006 were $277,000 and $525,000, respectively. Interest costs capitalized in the six months ended June 30, 2007 and 2006 were $442,000 and $1,002,000, respectively.
Intangible Assets
     Intangible assets consist of deferred loan costs, which are amortized over the term of the related debt instrument using the effective interest method. During the three months ended June 30, 2007 and 2006, the Company recorded amortization of deferred loan costs of $114,000 and $219,000, respectively. During the six months ended June 30, 2007 and 2006, the Company recorded amortization of deferred loan costs of $228,000 and $400,000, respectively. The Company capitalizes amortization of loan costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of loan costs is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total loan cost amortization capitalized in the three months ended June 30, 2007 and 2006 were $114,000 and $87,000, respectively. Total loan cost amortization capitalized in the six months ended June 30, 2007 and 2006 were $228,000 and $161,000, respectively.
Fair Value of Financial Instruments
     The carrying value of the Company’s cash, accounts receivable, accounts payable and accrued liabilities represents the fair value of the accounts. The carrying value of debt at June 30, 2007 is estimated to approximate fair value. The fair value of the Company’s derivative liabilities, all of which relate to the Commodity Derivatives and Warrants, is estimated using various models and assumptions related to the estimated term of the instruments, volatility of the price of the Company’s common stock, interest rates and the probability of conversion, redemption or exercise, among other items.

Earnings Per Share
     Basic income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period. For the three and six months ended June 30, 2007 and the six months ended June 30, 2006, the Company’s common stock equivalents were anti-dilutive. Therefore, the impact of 8,393,000 and 6,200,000 common stock equivalents outstanding as of June 30, 2007 and 2006, respectively, were not included in the calculation of diluted loss per share because their effect was anti-dilutive.
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

Note 2 —Debt
     Debt consists of the following:

	As of
	June 30,	December 31,
	2007	2006
	(in thousands)
Revolving Credit Facility	$17,000	$—
Other	23	48

	17,023	48
Less current portion	(17,023)	(48)

Long-term debt	$—	$—

Revolving Credit Facility
     On January 10, 2007, the Company entered into a $50 million reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy Bank N.A. (“Amegy”). Under the related loan agreement (the “Loan Agreement”) between Infinity, Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy, Infinity may borrow, repay and re-borrow on a revolving basis up to the lesser of (i) the aggregate sums permitted under the borrowing base, $27 million at June 30, 2007 (subsequently reduced to $22 million on July 20, 2007), or (ii) $50 million. The Revolving Credit Facility has an initial term of two years. Amounts borrowed bear interest at graduated variable rates based on LIBOR or the prime rate, which rates shall be adjusted based on the percentage of the applicable borrowing base used by Infinity from time to time. LIBOR rates can range between LIBOR plus 2.50% and LIBOR plus 3.25%, and prime rates can range between prime and prime plus 0.50% (8.1% at June 30, 2007). Interest payments are due on a monthly basis, and principal payments may be required to meet a borrowing base deficiency or monthly borrowing commitment reductions. The borrowing base under the Revolving Credit Facility and the applicable interest rate are subject to adjustment at least once every six months. Amounts borrowed under the Revolving Credit Facility are collateralized by substantially all of the assets of Infinity and its subsidiaries and are guaranteed by Infinity’s subsidiaries. The Revolving Credit Facility contains certain standard continuing covenants and agreements and requires the Company to maintain certain financial ratios and thresholds. The Company failed to meet certain of these financial covenants during the three months ended June 30, 2007, including the interest coverage ratio and the funded debt to EBITDA ratio. As a result, the Company has classified all $17,000,000 outstanding under the Revolving Credit Facility at June 30, 2007 as a current liability in the accompanying consolidated balance sheets.
     As of August 8, 2007, the Company has borrowed all $22 million allowed under the reduced borrowing base. Additionally, Amegy. is currently conducting a borrowing base redetermination that could potentially result in a further reduction in the borrowing base, scheduled equal monthly commitment reductions, or other remedies.
Senior Secured Notes Facility
     The Company had a senior secured notes facility (the “Senior Secured Notes Facility”) with a group of lenders (collectively, the “Buyers”), under which the Company sold, and the Buyers purchased, on four separate occasions, an aggregate of $53 million principal amount of senior secured notes (the “Notes”), and five-year warrants to purchase an aggregate 5,829,726 shares of the Company’s common stock at an exercise price of $5.00 per share (the “Warrants”). All such warrants were outstanding at June 30, 2007.
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

Options Under Employee Option Plans
     In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of June 30, 2007, 767,000 shares were available for future grants under all plans.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data and have varied between 0% and 50% during the six months ended June 30, 2007 and 2006. The actual forfeiture rate could differ from these estimates. The following table summarizes the inputs used in the calculation of fair value of options granted during the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,,
	2007	2006
Expected term (in years)	5.5 - 10	5.5 - 10
Expected stock price volatility	55 - 61%	62%
Expected dividends	—	—
Risk-free rate	4.66% - 4.71%	4.98% - 5.07%
     The following table summarizes stock option activity as of and for the six months ended June 30, 2007:

		Weighted Average	Aggregate	Weighted Average
		Exercise	Intrinsic Value	Remaining
	Number of Options	Price Per Share	(in thousands)	Contractual Term
Outstanding at January 1, 2007	1,021,000	$6.58
Granted	410,000	3.79
Exercised	—	—
Forfeited or expired	(219,500)	7.37

Outstanding at June 30, 2007	1,211,500	5.49	$—	8.8 years

Exercisable at June 30, 2007	785,500	6.39	$—	8.1 years

     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $2.04 and $4.14, respectively. During the six months ended June 30, 2007 and 2006, the Company recognized compensation expense of $585,000 and $181,000, respectively. The Company did not recognize a tax benefit related to the stock-based compensation recognized during the six months ended June 30, 2007 and 2006 as the Company has a fully reserved deferred tax asset. Unrecognized compensation cost of $848,000 as of June 30, 2007, related to unvested stock and stock options will be recognized over the next twelve months.
     The Company received $0 and $525,000 cash proceeds during the six months ended June 30, 2007 and 2006, respectively, from the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $211,000.

Note 4 — Derivative Instruments
Commodity Derivatives
     As of June 30, 2007 the Company had the following oil swap and collar derivative arrangements outstanding:

		NYMEX	NYMEX	NYMEX
Term of Arrangements	Bbls per Day	Swap Price	Floor Price	Ceiling Price
July 1, 2007 — September 30, 2007	50		$60.00	$85.50
July 1, 2007 — December 31, 2007	50		$62.50	$87.00
October 1, 2007 — March 31, 2008	50		$62.00	$85.60
April 1, 2008 — December 31, 2008	65	$57.40
January 1, 2009 — December 31, 2009	55	$57.95
January 1, 2010 — December 31, 2010	50	$58.90
     As of June 30, 2007 the Company had the following natural gas swap and collar derivative arrangements outstanding:

	MMBtu	WAHA	WAHA	WAHA
Term of Arrangements	per Day	Swap Price	Floor Price	Ceiling Price
July 1, 2007 — September 30, 2007	1,000		$6.50	$10.20
October 1, 2007 — December 31, 2007	1,000	$6.915
January 1, 2008 — December 31, 2008	800	$7.235
January 1, 2009 — December 31, 2009	600	$7.170
January 1, 2010 — December 31, 2010	500	$6.865

	MMBtu	CIG - RM
Term of Arrangement	per Day	Swap Price
July 1, 2007 — December 31, 2007	600	$5.200
January 1, 2008 — December 31, 2008	400	$6.475
January 1, 2009 — December 31, 2009	400	$6.810
January 1, 2010 — December 31, 2010	300	$6.565
     As of June 30, 2007 and December 31, 2006, the Company had net commodity derivative (liabilities) assets of $(1,298,000) and $363,000, respectively, which are included in prepaid expenses and other, other assets, accrued liabilities, or derivative liabilities in the accompanying Consolidated Balance Sheets. Effective with the three months ended December 31, 2006, the Company determined it no longer qualified to utilize hedge accounting for its oil and natural gas derivative arrangements. As such, all changes in the derivative’s fair value are recognized currently in earnings. During the three months ended June 30, 2007 and 2006, the Company recognized net unrealized losses of $56,000 and $67,000, respectively, under its swap and collar arrangements, which is reflected in change in derivative fair value in the accompanying Consolidated Statements of Operations. During the six months ended June 30, 2007 and 2006, the Company recognized ineffectiveness of approximately $1,565,000 and $124,000, respectively, under its swap and collar arrangements. The Company received $78,000 and $67,000 under its collar arrangements during the three months ended June 30, 2007 and 2006, respectively. The Company received (paid) approximately $145,000 and $(38,000) under its collar arrangements during the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, the Company reclassified from other comprehensive income to change in derivative fair value, gains of approximately $96,000 related to contracts that had been designated as cash flow hedges but lost effectiveness in 2006.
Other Derivatives
     As discussed in Note 2 above, during 2005 and 2006, the Company issued Notes and Warrants. Under the provisions of SFAS No. 133 and EITF 00-19 the Company bifurcated the conversion option associated with the Notes and accounted for it and the Warrants as derivatives. During the three months ended June 30, 2007 and 2006, the Company recognized other income of $0 and $60,000, respectively, related to the change in the fair value of the conversion option and other income of $1,178,000 and $2,112,000, respectively, related to the change in the fair value of the Warrants. During the six months ended June 30, 2007 and 2006, the Company recognized other expense of $0 and $63,000, respectively, related to the change in the fair value of the conversion option and other income of $1,069,000 and other expense of $178,000, respectively, related to the change in the fair value of the Warrants.

Note 5 — Commitments and Contingencies
Delivery Commitments
     Effective September 2001, the Company entered into a five-year gas gathering and transportation contract with a third-party gatherer and processor. The Company was to pay a gathering fee of approximately $0.40 per Mcf until 7.5 Bcf of natural gas was produced at which time the fee was reduced to $0.25 per Mcf. Through September 30, 2006, the Company delivered approximately 4.4 Bcf under this contract, a shortfall of 3.1 Bcf. The Company accrued and paid $623,000 during the six months ended June 30, 2007 to settle this dispute.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Quarterly Report on Form 10-Q. Infinity follows the full-cost method of accounting for exploration and production activities. See “Nature of Operations” and “Basis of Presentation,” included in Note 1 to the Unaudited Consolidated Financial Statements.
     Infinity and its operating subsidiaries (Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) and Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”)) are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage, and oil and gas production, with a focus on the acquisition, exploration and development of and production from its properties in the Fort Worth Basin of north central Texas and the Greater Green River, Sand Wash and Piceance Basins of southwest Wyoming and northwest Colorado. Infinity has rights to a 1.4 million acre concession offshore Nicaragua in the Caribbean Sea which it intends to explore over the next few years.
     On December 15, 2006, Infinity sold its oilfield services business for approximately $52 million. Infinity has reflected the results of its oilfield services business as discontinued operations in its statements of operations and balance sheet. The Company’s discussion in Management’s Discussion and Analysis is presented on a continuing operations basis.
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
     Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following and the risks described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006:

•	fluctuations in oil and natural gas prices and production;

•	derivative arrangements and hedging transactions may limit our potential gains or expose us to losses;

•	inaccurate estimations of required capital expenditures;

•	covenants and debt service obligations may adversely affect our cash flow and our ability to raise capital;

•	uncertainties inherent in estimating quantities of oil and gas reserves and projecting future rates of production and timing of development activities;

•	operating hazards could result in substantial losses against which we may not be insured;

•	an increase in the cost of oil and gas drilling, completion and production and in materials, fuel and labor costs;

•	the availability, conditions and timing of required government approvals and third party financing;

•	a decline in demand for Infinity’s oil and gas production; and

•	changes in general economic conditions.
2007 Operational and Financial Objectives
Exploration and Production
     Infinity-Wyoming plans to focus on optimizing production from existing wells and advancing of its prospects through additional geological and geophysical analysis. Infinity-Wyoming anticipates its remaining 2007 capital expenditures will be less than $1 million to conduct additional geological and geophysical analysis and plug and abandon certain wells drilled during 2000 through 2002.
     Infinity-Texas plans to focus on increasing its production in the Fort Worth Basin of north central Texas. Infinity-Texas anticipates its remaining 2007 capital expenditures will be approximately $4 million to drill one horizontal well and up to four verticals wells and complete three wells in progress at June 30, 2007. At June 30, 2007, Infinity-Texas had one horizontal well drilling, and one horizontal well and one vertical well waiting completion operations.
     The Company’s ability to complete these activities is dependent on a number of factors including, but not limited to:
•	The availability of the capital resources required to fund the activity (see further discussion under Liquidity and Capital Resources below);

•	The availability of third party contractors for drilling rigs and completion services (although the Company has one rig under contract and operating in Texas); and

•	The approval by regulatory agencies of applications for permits to conduct exploration activities in a timely manner.
     Beginning in May 2007, Infinity commenced an internal assessment of its oil and gas properties and prospects. Based upon the results of this assessment to date and the Company’s limited financial resources, the Company is actively seeking partners, farmout and farmin opportunities for its prospects, discussing the potential sale of certain properties and discussing the possibility of participating in certain prospects owned by other exploration and production companies. The objective of these discussions and any resulting transaction would be to reduce the amount of debt outstanding, reduce the Company’s exposure to and needs for risk capital, and to diversify the Company’s portfolio of exploration prospects. There can be no assurance that any transaction will occur or, if a transaction is undertaken, the terms or timing will be satisfactory.

Corporate Activities
     Infinity plans to conduct an environmental study and to develop geological information from the reprocessing and additional evaluation of existing 2-D seismic data to be acquired over its Perlas and Tyra concession blocks offshore Nicaragua. Infinity has issued letters of credit totaling approximately $1million for this initial work on the leases. Infinity has not commenced significant activity under the initial work plan as Infinity has yet to receive the specific requirements associated with the conduct of the environmental study from the responsible governmental agency.
Overview of Exploration and Production Activity
     Infinity, through Infinity-Texas, continued to expand its exploration and production operations in the Fort Worth Basin of Texas. During the six months ended June 30, 2007, Infinity-Texas drilled four horizontal wells, commenced the drilling of a fifth horizontal well targeting the Barnett Shale formation, and continued its seismic interpretation and leasing activities.
     Infinity expects to continue to explore and develop its Fort Worth Basin acreage and its Rocky Mountain prospects. Infinity expects its Rocky Mountain projects to proceed more slowly, due in part to governmental restrictions and limited financial resources. Infinity borrowed amounts under its Revolving Credit Facility to fund its exploration and production operations during the first six months of 2007. In addition to cash flows from operating activities, Infinity will require external financing during the remainder of 2007 and beyond to fund its exploration operations. The type, timing, cost and amounts of such financing, if any, will depend upon general energy and capital markets conditions and the success of Infinity’s operations.
     During the six months ended June 30, 2007, Infinity-Wyoming acquired and began to reprocess and evaluate previously existing 2-D seismic over portions of its Sand Wash and Piceance prospects and deepened one of its existing oil wells.
     The following table provides statistical information for the three and six months ended June 30, 2007 and 2006:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Production:
Natural gas (MMcf)	244.3	281.9	473.3	488.9
Crude oil (thousands of barrels)	17.0	23.5	30.5	42.2
Total (MMcfe)	346.3	422.8	656.3	742.3
Financial Data (thousands of dollars):
Total revenue	$2,533	$3,356	$4,632	$5,720
Production expenses	1,262	1,138	3,320	2,281
Production taxes	166	34	301	235
Financial Data per Unit ($ per Mcfe):
Total revenue	$7.31	$7.94	$7.05	$7.71
Production expenses	3.64	2.69	5.06	3.07
Production taxes	0.48	0.08	0.46	0.32
     At June 30, 2007, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $15,750,000, based upon a natural gas price of approximately $6.29 per Mcf and an oil price of approximately $62.03 per barrel in effect at that date. A decline in prices received for oil and gas sales or an increase in operating costs subsequent to the measurement date or reductions in estimated economically recoverable quantities could result in the recognition of an additional ceiling write-down of oil and gas properties in a future period.
Results of operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006
Net Income (Loss)
     Infinity reported a net loss of $16.1 million, or $0.90 per basic and diluted share, in the three months ended June 30, 2007 compared to net income of $2.7 million, or $0.18 per basic and diluted share, in the prior year period. The change between periods was the result of the items discussed below.

Revenue
     Infinity achieved oil and gas revenue of $2.5 million in the three months ended June 30, 2007 compared to $3.4 million in the prior year period. The $0.8 million, or 25%, decrease in revenue consisted of an approximate $0.2 million decrease attributable to lower average prices and $0.6 million decrease attributable to lower oil and gas production. The decrease in average price was attributable to a 17% decrease in the price received for oil offset by a 4% increase in the price received for natural gas in 2007 as compared to the 2006 period. This decrease in the price of oil corresponded to a regional decrease in the demand for oil in northwest Colorado due to significant maintenance projects conducted at several local refineries during the period. The decrease in equivalent production was principally the result of natural production declines and partly the result of a decrease in oil volumes produced by the Company in northwest Colorado as a result of the temporary cessation of production from the Wolf Mountain 15-2-7-87 well following the production equipment fire suffered on March 15, 2007. The Wolf Mountain 15-2-7-87 well was successfully returned to production on April 12, 2007.
Production expenses and taxes
     Production costs increased to $1.4 million for the three months ended June 30, 2007, from $1.2 million in the prior year period. Oil and gas production expenses increased $0.1 million primarily as a result of repair and maintenance costs associated with the production equipment fire on the Wolf Mountain 15-2-7-87 well. Oil and gas production taxes increased $0.1 million during the three months ended June 30, 2007, compared to the 2006 period principally as a result of credits taken in the 2006 period due to the June 2006 designation of the Barnett Shale in Erath County, Texas as a tight gas formation eligible for a reduced production tax rate.
General and Administrative Expenses
     General and administrative expenses increased to $0.8 million for the three months ended June 30, 2007, from $0.6 million in the prior year period. The 2007 increase was attributable to a $0.1 million increase in non-cash stock-based compensation expense as compared to the 2006 period and small increases in other general and administrative costs, including liability insurance and occupancy costs.
Depreciation, Depletion, Amortization and Accretion
     Depreciation, depletion, amortization and accretion (“DD&A”) expense recognized during the three months ended June 30, 2007 decreased $0.1 million to $1.9 million from $2.0 million in the prior year period. Decreased DD&A in the 2007 period resulted primarily from an 18% decrease in equivalent production during the quarter.
Ceiling Write-Down
     At June 30, 2007, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $15.8 million, based upon a natural gas price of approximately $6.29 per Mcf and an oil price of approximately $62.03 per barrel in effect at that date. A decline in prices received for oil and gas sales or an increase in operating costs or reductions in estimated economically recoverable quantities could result in the recognition of a ceiling write-down of oil and gas properties in a future period. In the three months ended June 30, 2006 the Company recognized a ceiling write-down of $2.5 million.
Other Income (Expense)
     Other income of $1.2 million in the three months ended June 30, 2007 decreased $0.5 million as compared to other income of $1.7 million in the prior year period. The decrease was principally due to a $2.1 million decrease in the change in derivative fair value offset by a $1.5 million decrease in financing costs recorded in 2006 in connection with the Company’s senior secured notes which were retired in December 2006.
Income Tax
     Infinity reflected no net tax benefit or expense in the three months ended June 30, 2007 and 2006. The net operating losses generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of June 30, 2007 and 2006, the Company recorded a full valuation allowance for its net deferred tax asset.

Discontinued Operations
     On December 15, 2006, the Company completed the sale of its oilfield services subsidiaries for approximately $52 million in cash. Results from the Company’s oilfield subsidiaries are reflected as discontinued operations for all periods. Included in income from discontinued operations for the three months ended June 30, 2006 is revenue and pretax income of $9.3 million and $3.8 million, respectively.
Results of operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006
Net Income (Loss)
     Infinity reported a net loss of $19.8 million, or $1.11 per basic and diluted share, in the six months ended June 30, 2007 compared to a net loss of $8.7 million, or $0.61 per basic and diluted share, in the prior year period. The change between periods was the result of the items discussed below.
Revenue
     Infinity achieved oil and gas revenue of $4.6 million in the six months ended June 30, 2007 compared to $5.7 million in the prior year period. The $1.1 million, or 19%, decrease in revenue consisted of an approximate $0.4 million decrease attributable to lower average prices and $0.7 million decrease attributable to lower oil and gas production. The decrease in average price was attributable to a 21% decrease in the price received for oil offset by a 8% increase in the price received for natural gas in 2007 as compared to the 2006 period. This decrease in the price of oil corresponded to a regional decrease in the demand for oil in northwest Colorado due to significant maintenance projects conducted at several local refineries during the period. The decrease in equivalent production was principally the result of natural production declines and partly the result of a decrease in oil volumes produced by the Company in northwest Colorado as a result of the temporary cessation of production from the Wolf Mountain 15-2-7-87 well following the production equipment fire suffered on March 15, 2007. The Wolf Mountain 15-2-7-87 well was successfully returned to production on April 12, 2007.
Production expenses and taxes
     Production costs increased to $3.6 million for the six months ended June 30, 2007, from $2.5 million in the prior year period. Oil and gas production expenses increased $1.0 million during the 2007 period primarily as a result of a $0.6 million accrual for the settlement of volume deficiencies during 2003 through 2006 under a natural gas delivery commitment contract at the Company’s field in Sweetwater County, Wyoming; significantly higher well workover costs on projects deferred from the second-half of 2006; and repair and maintenance costs associated with the production equipment fire on the Wolf Mountain 15-2-7-87 well. Oil and gas production taxes increased $0.1 million during the six months ended June 30, 2007, compared to the 2006 period principally as a result of credits taken in the 2006 period due to the June 2006 designation of the Barnett Shale in Erath County, Texas as a tight gas formation eligible for a reduced production tax rate.
General and Administrative Expenses
     General and administrative expenses increased to $1.7 million for the six months ended June 30, 2007, from $1.4 million in the prior year period. The 2007 increase was attributable to a $0.4 million increase in non-cash stock-based compensation expense as compared to the 2006 period, offset by small decreases in other general and administrative costs.
Depreciation, Depletion, Amortization and Accretion
     Depreciation, depletion, amortization and accretion (“DD&A”) expense recognized during the six months ended June 30, 2007 decreased $0.2 million to $3.0 million from $3.2 million in the prior year period. Decreased DD&A in the 2007 period resulted primarily from a 12% decrease in equivalent production as compared to the 2006 period.
Ceiling Write-Down
     At June 30, 2007, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $15.8 million, based upon a natural gas price of approximately $6.29 per Mcf and an oil price of approximately $62.03 per barrel in effect at that date. A decline in prices received for oil and gas sales or an increase in operating costs or reductions in estimated economically recoverable quantities could result in the recognition of a ceiling write-down of oil and gas properties in a future period. In the six months ended June 30, 2006 the Company recognized a ceiling write-down of $11.6 million.
Other Income (Expense)
     Other expense of $0.4 million in the six months ended June 30, 2007 decreased $2.4 million as compared to other expense of $2.8 million in the prior year period. The decrease was principally due to a $2.8 million decrease in financing costs recorded in 2006 in connection with the Company’s senior secured notes which were retired in December 2006, partially offset by $0.4 million in changes in derivative fair value and other expense.
Income Tax
     Infinity reflected no net tax benefit or expense in the six months ended June 30, 2007 and 2006. The net operating losses generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of June 30, 2007 and 2006, the Company recorded a full valuation allowance for its net deferred tax asset.
Discontinued Operations
     On December 15, 2006, the Company completed the sale of its oilfield services subsidiaries for approximately $52 million in cash. Results from the Company’s oilfield subsidiaries are reflected as discontinued operations for all periods. Included in income from discontinued operations for the six months ended June 30, 2006 is revenue and pretax income of $17.7 million and $7.2 million, respectively.
Liquidity and Capital Resources
     As reflected in the accompanying Consolidated Statements of Operations, the Company has had a history of losses. As discussed in Note 2 in the accompanying Notes to Unaudited Consolidated Financial Statements, the Company is currently in default of its Revolving Credit Facility as a result of its failure to meet certain financial covenants contained in the Loan Agreement for the three months ended June 30, 2007, including the interest coverage ratio and the funded debt to EBITDA ratio. As a result, the Company has classified all $17 million outstanding under the Revolving Credit Facility at June 30, 2007 as a current liability in the accompanying Consolidated Balance Sheets.
     As of August 8, 2007, the Company has borrowed all $22 million allowed under the reduced borrowing base. Additionally, Amegy Bank N.A. is currently conducting a borrowing base redetermination that could potentially result in a further reduction in the borrowing base, scheduled equal monthly commitment reductions, or other remedies.
     In May 2007, Infinity commenced an internal assessment of its oil and gas properties and prospects. Based upon the results of this assessment to date, the Company is actively seeking partners, farmout and farmin opportunities for its prospects, discussing the potential sale of certain properties and discussing the possibility of participating in certain prospects owned by other exploration and production companies. The objective of these discussions and any resulting transaction would be to reduce the amount of debt outstanding, reduce the Company’s exposure to and needs for risk capital, and to diversify the Company’s portfolio of exploration prospects. There can be no assurance that any transaction will occur or, if a transaction is undertaken, the terms or timing will be satisfactory.
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
     Infinity’s primary sources of liquidity are expected to be cash provided by operations and debt and equity financing. Infinity’s primary needs for cash are for the operation, development, production, exploration and acquisition of oil and gas properties, for fulfillment of working capital obligations, and for the repayment of revolving debt. As of June 30, 2007, the Company had a working capital deficit of $22.7 million, compared to a deficit of $7.4 million at December 31, 2006.
     During the six months ended June 30, 2007, cash used in operating activities was $1.1 million, compared to $9.2 million cash provided by operations in the prior year period. The increase in cash used in operating activities of $10.2 million was primarily due to the decrease in cash provided by income from discontinued operations and to cash used to decrease accounts payable and accrued liabilities outstanding at December 31, 2006.
     During the six months ended June 30, 2007, Infinity used $15.8 million in investing activities, compared to $23.1 million used in the prior year period. The decrease in cash used in investing activities of $7.3 million was primarily attributable to a $3.5 million decrease in oilfield services capital expenditures and a $3.9 million decrease in exploration and production capital expenditures, which reflects lower drilling activity in the Forth Worth Basin in 2007 as compared to 2006.
     During the six months ended June 30, 2007, cash provided by financing activities was $16.1 million, compared to $7.9 million provided by financing activities during the prior year period. The increase in cash provided by financing activities of $8.2 million was principally due to borrowings required to fund 2007 capital expenditures as a result in the decrease in net cash provided by operating activities.
     On January 10, 2007, Infinity entered into a $50 million reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy Bank N.A. (“Amegy”). Under the terms of the Revolving Credit Facility, Infinity may borrow, repay and re-borrow on a revolving basis up to the lesser of (i) the aggregate sums permitted under the borrowing base, initially set at $27 million (reduced to $22 million in July 2007), or (ii) $50 million. At closing, Infinity borrowed $8.9 million under the Revolving Credit Facility, which was used to settle past due trade payables, fund working capital needs and pay expenses of the financing transaction. Additional amounts borrowed under the facility were used to fund the plan of development agreed to by Infinity and Amegy. As of August 8, 2007, the Company had borrowed $22 million under the Revolving Credit Facility, including $5 million during July 2007.
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
     The Revolving Credit Facility contains certain standard continuing covenants and agreements and requires Infinity to maintain certain financial ratios and thresholds. As discussed above, the Company failed to meet certain of these financial covenant during the three months ended June 30, 2007.
     Under the Revolving Credit Facility, Infinity is subject to certain limitations with respect to hedging transactions. In addition, Infinity was required under the Revolving Credit Facility to enter into certain hedging transactions covering in the aggregate at least seventy percent (70%) of anticipated production from its proved developed producing oil and gas properties.
Outlook for 2007
     Depending on the availability of capital resources, the availability of third party contractors for drilling and completion services, and satisfaction of regulatory activities, Infinity could incur capital expenditures of approximately $20 million during 2007. Approximate capital expenditures by operating entity are anticipated to be approximately $18 million by Infinity-Texas; $1 million by Infinity-Wyoming; and $1 million by Infinity Energy Resources, Inc. The Company could also make capital expenditures for acquisitions or accelerated drilling activities in excess of these amounts should appropriate opportunities arise. Approximately $14 million of the total $20 million potential capital expenditures expected for the year occurred during the six months ended June 30, 2007.
     Depending on the market price for crude oil and natural gas during 2007, the number of wells ultimately drilled and stabilized production levels from wells expected to be placed on line during 2007, Infinity would expect to generate cash flow from operating activities during the remainder of 2007 of between $2 million and $3 million.
     In summary, Infinity believes that it will have between $8 million and $9 million available to it during the six months ending December 31, 2007 (i) from borrowings under the Revolving Credit Facility ($5 million in July 2007), (ii) cash from operating activities (between $2 million and $3 million), and (iii) cash collateral of approximately $1 million securing letters of credit related to its Nicaraguan concessions to fund its remaining 2007 potential capital expenditures of $6 million, to reduce its outstanding debt, and to reduce its working capital deficit of $22.7 million at June 30, 2007.

     The Company is actively seeking partners, farmout and farmin opportunities for its prospects, discussing the potential sale of certain properties and discussing the possibility of participating in certain prospects owned by other exploration and production companies. The objective of these discussions and any resulting transaction would be to reduce the amount of debt outstanding, reduce the Company’s exposure to and needs for risk capital, and to diversify the Company’s portfolio of exploration prospects. There can be no assurance that any transaction will occur or, if a transaction is undertaken, the terms or timing will be satisfactory. Should Infinity identify acquisition or famin opportunities, or if it wishes to accelerate the exploration and development of its oil and gas properties beyond that currently anticipated, or if cash flow from operating activities is not at levels anticipated, or if Infinity is unable to borrow under the Revolving Credit Facility, or if Infinity is required to reduce debt outstanding under the Revolving Credit Facility, Infinity may seek the forward sale of oil and gas production, the public or private offering of common or preferred equity or subordinated debt to fund any cash shortfalls, or, because Infinity’s planned capital expenditures are largely discretionary, Infinity could decrease somewhat the level of its planned capital expenditures.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Commodity Risk
     Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and natural gas spot prices applicable to Infinity’s crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a low of $3.23 to a high of $8.13 per Mcf during the six months ended June 30, 2007. Oil price realizations ranged from a low of $40.33 per barrel to a high of $60.28 per barrel during that period.
     Infinity periodically enters into fixed-price physical contracts and commodity derivative contracts on a portion of its projected natural gas and crude oil production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels by reducing the exposure to oil and gas price fluctuations.
     Infinity periodically enters into fixed-price physical contracts and commodity derivative contracts on a portion of its projected natural gas and crude oil production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels by reducing the exposure to oil and gas price fluctuations. Through March 2006, the Company sold 2,000 MMBtu of natural gas per day under one fixed price physical contract. Sales under this fixed price contract were accounted for as normal sales agreements under the exemption in SFAS No. 133. For the six months ended June 30, 2006, the effect of Infinity’s sale of a portion of its gas production under a fixed price contract, compared to spot sales, was a decrease in revenue of approximately $0.3 million. The Company had no such fixed price contracts at June 30, 2007.
     As of June 30, 2007 the Company had the following oil swap and collar derivative arrangements outstanding:

		NYMEX	NYMEX	NYMEX
Term of Arrangements	Bbls per Day	Swap Price	Floor Price	Ceiling Price
July 1, 2007 — September 30, 2007	50		$60.00	$85.50
July 1, 2007 — December 31, 2007	50		$62.50	$87.00
October 1, 2007 — March 31, 2008	50		$62.00	$85.60
April 1, 2008 — December 31, 2008	65	$57.40
January 1, 2009 — December 31, 2009	55	$57.95
January 1, 2010 — December 31, 2010	50	$58.90

     As of June 30, 2007 the Company had the following natural gas swap and collar derivative arrangements outstanding:

	MMBtu	WAHA	WAHA	WAHA
Term of Arrangements	per Day	Swap Price	Floor Price	Ceiling Price
July 1, 2007 — September 30, 2007	1,000		$6.50	$10.20
October 1, 2007 — December 31, 2007	1,000	$6.915
January 1, 2008 — December 31, 2008	800	$7.235
January 1, 2009 — December 31, 2009	600	$7.170
January 1, 2010 — December 31, 2010	500	$6.865

	MMBtu	CIG - RM
Term of Arrangement	per Day	Swap Price
July 1, 2007 — December 31, 2007	600	$5.200
January 1, 2008 — December 31, 2008	400	$6.475
January 1, 2009 — December 31, 2009	400	$6.810
January 1, 2010 — December 31, 2010	300	$6.565
Interest Rate Risk
     Infinity’s exposure to changes in interest rates results from our $17.0 million in floating rate debt at June 30, 2007. The result of a 10% fluctuation in the 3 month LIBOR would impact our interest expense, before capitalization, by $0.1 million per year.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Principal Financial and Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by the Quarterly Report on Form 10-Q. The Company’s Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective. No changes in internal controls over financial reporting identified in connection with its evaluation occurred during the second quarter of 2007 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     There are currently no pending material legal proceedings to which we are a party, that are not being defended by our general liability insurance carrier.
ITEM 1A. RISK FACTORS
     There have been no material changes to our risk factors compared to those provided in our Annual Report on Form 10-K for the year ended December 31, 2006, other than set forth below:
We have been unable to comply with certain requirements of our Revolving Credit Facility and may not be able to meet our obligations under the Revolving Credit Facility in the future.
     We are currently in default under our Revolving Credit Facility as a result of our failure to meet certain financial covenants during the three months ended June 30, 2007, including the interest coverage ratio and the funded debt to EBITDA ratio. The Company is currently in discussions with Amegy with respect to the potential waiver of the events of default, but there can be no assurance that such waiver will be obtained at all or on satisfactory terms. In addition, Amegy is currently conducting a borrowing base redetermination that could potentially result in a further reduction of the borrowing base, scheduled equal monthly commitment reductions or other remedies, including the potential requirement to repay any borrowing base deficiency on an accelerated basis. If we are required to repay a borrowing base deficiency, there is no assurance that we will be able to repay the amount due. In the absence of a waiver of the existing events of default or, if such a waiver is obtained, if we are unable to maintain compliance with the terms of the Revolving Credit Facility in the future, Amegy would be entitled to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued but unpaid interest thereon, and all other indebtedness then owing to Amegy, would become immediately due and payable. If Amegy were to declare such an acceleration, there is no assurance that we will be able to repay the amount due.
     In addition, because substantially all of our assets are collateral under the Revolving Credit Facility, if Amegy declares an event of default, it would be entitled to foreclose on and take possession of our assets.
     These matters, as well as the other risk factors related to our liquidity and financial position raise substantial doubt as to our ability to continue as a going concern.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     The Loan Agreement with Amegy Bank, N.A. contains certain standard continuing covenants and agreements and requires Infinity to maintain certain financial ratios and thresholds. The Company failed to meet certain of these financial covenant during the three months ended June 30, 2007, including the interest coverage ratio and the funded debt to EBITDA ratio.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Results of matters submitted to a vote of the Company’s stockholders during the second quarter of 2007 were previously filed under Item 8.01 Other Events of a Current Report on Form 8-K dated May 15, 2007..
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

Signature	Capacity	Date

/s/ Stanton E. Ross Stanton E. Ross	Chief Executive Officer (Principal Executive Officer)	August 8, 2007

/s/ J. A. Tuell J. A. Tuell	Principal Financial and Accounting Officer	August 8, 2007

Index of Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)