Form 10-K
period 2007-12-31
INFINITY ENERGY RESOURCES, INC
filed 2008-03-31
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2007, was approximately $53 million, based on the closing price of $3.10 per share as reported on the NASDAQ Global Market.

As of March 27, 2008, 17,869,375 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 annual meeting of stockholders are incorporated by reference in Part III of this Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Infinity Energy Resources, Inc. (“Infinity”), including information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statement. Forward-looking statements include, among other items:

•	Infinity’s business strategy and anticipated trends in Infinity’s business and its future results of operations;

•	Infinity’s ability to continue as a going concern;

•	Infinity’s ability to repay the significant Borrowing Base deficiency under the Revolving Credit Facility;

•	possible requirement and efforts to sell assets of Infinity-Texas;

•	the initiation of drilling under the Farmout Agreement and the timing of anticipated production from such wells in 2008;

•	the impact of limitations relating to future general and administrative costs on future operations;

•	the impact of cash flows on future operations;

•	our plans with respect to the exploration and development of our offshore Nicaragua concessions;

•	our ability to consummate the necessary ratifications to our Nicaragua contract and concessions;

•	our planned capital expenditures in 2008;

•	our plans to seek additional farmout opportunities with respect to our remaining undeveloped acreage in the Fort Worth, Green River and Piceance Basins in the continental United States;

•	commencement and progress of exploration, drilling and completion activities;

•	availability of drilling rigs and other support equipment;

•	the connection of Infinity’s wells to third party pipeline systems;

•	the costs and results of dewatering operations, including drilling water disposal wells;

•	the abandonment of wells and the costs associated therewith;

•	the availability of financing on acceptable terms;

•	the impact of governmental regulation;

•	the timing of engineering and environmental impact studies and permitting;

•	title to assets and related liens and encumbrances; and

•	receipt of sufficient rights-of-way grants and permits to operate our business,

Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following and the risks described in “Risk Factors”:

•	covenants and debt service obligations may adversely affect our cash flow and our ability to raise capital;

•	failure to achieve success under the Farmout Agreement;

•	fluctuations in oil and natural gas prices and production;

•	inaccurate estimations of required capital expenditures;

•	uncertainties inherent in estimating quantities of oil and gas reserves and projecting future rates of production and timing of development activities;

•	operating hazards could result in substantial losses against which we not be adequately insured;

•	an increase in the cost of oil and gas drilling, completion and production and of materials, fuel and labor costs;

•	the availability, conditions and timing of required government approvals and third party financing;

•	a decline in demand for Infinity’s oil and gas production; and

•	changes in general economic conditions.

PART I

ITEM 1. AND ITEM 2.	BUSINESS AND PROPERTIES

GENERAL

Infinity Energy Resources, Inc. (“Infinity” or the “Company”) was organized as a Colorado corporation in April 1987 and reincorporated as a Delaware corporation in September 2005. Infinity is an independent energy company engaged in the acquisition, exploration, development and production of natural gas and oil in the United States through our wholly-owned subsidiaries, Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) and Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”). Our current operations are focused in the Fort Worth Basin of north central Texas. Infinity is also pursuing an oil and gas exploration opportunity offshore Nicaragua in the Caribbean Sea. As used in this report, Infinity, we, us and our refer collectively to Infinity Energy Resources, Inc., its predecessors and subsidiaries or one or more of them as the context may require.

From January 1, 2002 through December 31, 2004, we grew our production through exploration and development drilling exclusively in the Rocky Mountain region. During this period, we completed the drilling of 36 oil and gas wells with a success rate of 75% at our two projects in the Greater Green River Basin. Exploratory wells accounted for 69%, or 25 of the total wells drilled. Beginning in 2005, the Company’s primary exploration focus shifted to the Fort Worth Basin in north central Texas. During 2005, 2006 and 2007, we completed the drilling of 29 gas wells in the Fort Worth Basin. Exploratory wells accounted for 100% of the total wells drilled. Our total proved reserves as of December 31, 2007, were an estimated 7.8 billion cubic feet of gas equivalent (“Bcfe”) with a PV-10 Value (as defined below) of $26.1 million (and a standardized measure of discounted future net cash flow of $25.8 million).

In accordance with our business strategy which is discussed below, we operated 100% of our projects at December 31, 2007, with working interests that ranged between 50% and 100%.

On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by the Company in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming to Forest Oil Corporation, a New York corporation (“Forest”). In addition, concurrent with the sale, on December 27, 2007, Infinity-Texas entered into a Farmout and Acquisition Agreement (“Farmout Agreement”) for certain oil and gas leaseholds owned by Infinity-Texas in Erath County, Texas. The Farmout Agreement provides that Forest will operate and earn a 75% interest in the spacing unit for each well in a 10-well drilling program. If Forest completes the drilling program, Forest Oil will earn a 50% interest in the approximate 25,000 remaining undeveloped net acres and existing Erath County infrastructure owned by Infinity-Texas. The drilling obligation under the Farmout Agreement has been delayed to begin no later than May 1, 2008. Infinity-Texas retains 100% of its interest in all currently completed wells and 100 acres surrounding each currently completed well.

On December 15, 2006, we sold our oilfield services subsidiaries, Consolidated Oil Well Services, Inc. and CIS-Oklahoma, Inc. to Q Consolidated Oil Well Services, LLC, a Delaware limited liability company.

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

During the three months ended December 31, 2004, Infinity-Texas drilled three gross (2.7 net) wells and completed one gross (0.9 net) well. During 2005, Infinity-Texas drilled 5 wells (4.9 net) and completed seven wells (6.7 net), six as producers and one as a water disposal well. During 2006, Infinity-Texas drilled an additional 14 wells (14 net) and completed 13 wells (163 net). During 2007, Infinity-Texas drilled an additional 9 wells (9 net) and completed 7 wells (7 net). At December 31, 2007, Infinity-Texas had three gross (and net) wells awaiting completion. Infinity-Texas currently operates all drilled wells, but as a result of the Farmout Agreement entered into in January 2008, it will not operate future wells drilled under such agreement.

At December 31, 2007, Infinity-Texas had total estimated proved reserves of 2.8 Bcfe.

Infinity-Wyoming

Infinity-Wyoming is engaged in the acquisition, exploration, development and production of natural gas, condensate and crude oil in the Rocky Mountain region in Wyoming and Colorado. This subsidiary is a Wyoming corporation with its headquarters located in Denver, Colorado. Following the sale of properties to Forest on January 7, 2008, Infinity-Wyoming currently has no wells producing crude oil or natural gas.

Infinity-Wyoming was incorporated in January 2000 for the purpose of acquiring properties with the intent of exploring, developing and producing natural gas and coal bed methane. Through 2007, we have developed our proven oil and gas reserves and increased production primarily through acquiring additional oil and gas leaseholds and drilling wells to exploit and develop tight sand and fractured shale properties.

At December 31, 2007, Infinity-Wyoming had total estimated proved reserves of 5.0 Bcfe (approximately 4.9 Bcfe of which was sold to Forest in January 2008).

Approximately 1.7 Bcfe of our proved oil and gas reserves were associated with tight sand properties in the Wamsutter Arch Pipeline Field in the Greater Green River Basin in southwest Wyoming (the “Pipeline Field”). Approximately 3.3 Bcfe of our proved reserves related to fractured Niobrara shale properties in the Sand Wash Basin in Colorado (the “Sand Wash Prospect”).

At December 31, 2007, Infinity-Wyoming operated all of its proved developed oil and gas locations. During the year ended December 31, 2007, Infinity-Wyoming drilled no wells. During the year ended December 31, 2006, Infinity-Wyoming completed one gross (and net) well drilled in 2005. Infinity-Wyoming drilled seven gross (and net) wells and completed six gross (and net) wells during 2005. At December 31, 2007, Infinity-Wyoming had 23 gross (and net) wells awaiting possible abandonment operations in Colorado and Wyoming.

On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by the Company in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming to Forest.

Nicaragua

Since 1999, Infinity has pursued an oil and gas exploration opportunity offshore Nicaragua in the Caribbean Sea. Over such time period, the relationships that have been built with the Instituto Nicaraguense de Energia (“INE”) and the geological and geophysical research that was done allowed Infinity to become one of only six companies qualified to bid on offshore blocks in the first international bidding round held by INE in January 2003. Infinity was awarded the bid on 24 blocks of acreage, comprising approximately 1.4 million acres, in May 2003, and finalized the initial exploration and production contract for the two underlying prospects (Tyra and Perlas) in May

2006. The validity of the contracts relating to our concessions, and potentially the concessions themselves has been challenged, and Infinity is currently seeking ratifications of the contracts and concessions.

Infinity plans to conduct an environmental study and to develop geological information from the reprocessing and additional evaluation of existing 2-D seismic data to be acquired over its Perlas and Tyra concession blocks offshore Nicaragua. Infinity has issued letters of credit totaling approximately $1 million for this initial work on the leases. Infinity has not commenced significant activity under the initial work plan as Infinity has yet to receive the specific requirements associated with the conduct of the environmental study from the responsible governmental agency. Infinity intends to seek joint venture or working interest partners prior to the commencement of any drilling operations on these concessions.

Discontinued Operations

On December 15, 2006, we sold our oilfield services subsidiaries, Consolidated Oil Well Services, Inc. and CIS Oklahoma, Inc. (collectively “Consolidated”).

Second Forbearance Agreement

On March 27, 2008, we entered into a Second Forbearance Agreement under the loan agreement among the Company, Infinity-Texas, Infinity-Wyoming and Amegy Bank N.A. (“Amegy”). The borrowing base under the loan agreement was reduced to $3.8 million, with a resulting borrowing base deficiency of $7.1 million (the “Deficiency”). The Deficiency must be cured by May 31, 2008 through the sale of assets, refinancing of the loan or some other means of raising capital. The Second Forbearance Agreement relates to the breach by Infinity of: (i) existing defaults set forth in the First Forbearance Agreement, (ii) several financial covenants set forth in Section 8 of the loan agreement for the periods ended September 30 and December 31, 2007; and (iii) certain covenants set forth in Section 7 of the loan agreement for the periods ended September 30 and December 31, 2007. Under the Second Forbearance Agreement, Amegy agrees to forebear from exercising any remedies under the loan agreement and related loan documents and to waive the existing defaults through May 31, 2008 unless earlier terminated by Amegy due to a further default under the agreement or the loan agreement. In addition, the agreement gives Amegy the right to require Infinity to proceed with the sale and marketing of all of its remaining oil and gas properties and leasehold interests. Infinity agreed to pay Amegy forbearance fees due in connection with the Forbearance Agreements of $0.6 million and additional fees consisting of $0.2 million for December 2007 and, for each month from January 2008 to May 2008, 1% of the average daily outstanding principal balance of the loan. Amegy has agreed not to charge a default interest rate (prime plus 6.5%) during the forbearance period, but is entitled to impose such rate upon termination of the forbearance period.

BUSINESS STRATEGY

Our principal objective is to create stockholder value through the execution of our business strategy. We will seek to: (i) continue to operate our producing properties in the Fort Worth Basin; (ii) benefit from the anticipated drilling and completions activities of Forest under the Farmout Agreement; (iii) potentially seek additional farm out opportunities with respect to our remaining undeveloped acreage in the Fort Worth, Green River and Piceance Basins of the continental United States; and (iv) consummate the necessary ratifications of the Nicaraguan concessions and commence the geological and geophysical exploration of the concessions while also seeking joint venture or working interest partners.

We intend to finance our business strategies through employment of working capital, cash flow from operations, if any, net proceeds from the sales of assets, and through external financing, which may include debt and equity capital raised in public and private offerings. Essentially all of our assets serve as collateral under our credit facility, and as such, any disposition of material assets would require the approval of our lender. Additionally, any disposition of material assets during the remainder of 2008 may require stockholder approval.

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

Erath and Hamilton Counties, Texas

At December 31, 2007, Infinity-Texas held leases on approximately 40,000 gross (28,000 net) acres in this area located in the southwest portion of the Fort Worth Basin in north central Texas. Infinity-Texas currently seeks to explore for, develop and produce natural gas and natural gas liquids from the Barnett Shale, and possibly shallower formations. At December 31, 2007, Infinity-Texas operated 26 gross (25.6 net) wells in the area, of which sixteen were active producers, eight were shut-in, one was waiting completion operations, and one was a water disposal well. Infinity-Texas has a 90% average working interest and a 72% average net revenue interest in the acreage in this area. During 2007, Infinity-Texas produced approximately 641,000 thousand cubic feet (“Mcf”) of natural gas from the field, compared to 765,000 Mcf of natural gas produced from the field in 2006. Production during 2007 represented a 16% decrease from 2006.

During 2004, Infinity-Texas horizontally drilled three wells, completing one of those wells prior to yearend 2004. During 2005, Infinity-Texas horizontally drilled an additional four wells and completed six wells. Infinity-Texas also vertically drilled a water disposal well in 2005 for the disposal of frac flowback fluids and water produced from its wells in the area. During 2006, Infinity-Texas horizontally drilled an additional 10 wells, vertically drilled one well and completed all 11 wells. During 2007, Infinity-Texas horizontally drilled an additional seven wells, completing six of them. During 2005 and 2006, Infinity-Texas shot approximately 63 square miles of 3-D seismic data over its acreage in Erath County. Infinity-Texas believes it has a multi-year drilling inventory available in this area, adjusting for and reflective of spacing requirements and surface or lease restrictions.

On January 7, 2008, Infinity-Texas entered into a Farmout Agreement with Forest with respect to certain oil and gas leaseholds owned by Infinity-Texas in Erath County, Texas. The Farmout Agreement provides that Forest will operate and earn a 75% interest in the spacing unit for each well in a 10-well drilling program. If Forest completes the drilling program, Forest will earn a 50% interest in the approximate 25,000 remaining undeveloped net acres and existing Erath County infrastructure owned by Infinity-Texas. The drilling obligation is to begin no later than May 1, 2008. Infinity-Texas retains 100% of its interest in all currently completed wells and 100 acres surrounding each currently completed well.

Comanche County, Texas

At December 31, 2007, Infinity-Texas held leases on approximately 30,000 gross (and net) acres in this area, located approximately 30 miles southwest of the Erath and Hamilton County properties. During 2006, Infinity-Texas vertically drilled 3 wells and completed 2 wells in Comanche County. During 2007, Infinity-Texas vertically drilled two wells and completed one well in Comanche County. Infinity-Texas expects to explore for natural gas from the Barnett Shale and Lower Marble Falls formations at varying depths between 2,400 and 2,700 feet. Infinity-Texas has a 100% working interest and 80% net revenue interest in the acreage in this area. During 2006 and 2007, Infinity-Texas produced only insignificant amounts of natural gas from the field.

Greater Green River Basin

For purposes of presentation, we divide our Greater Green River Basin operations into two main property areas: Pipeline Field and Labarge Field.

Pipeline Field

At December 31, 2007, Infinity-Wyoming held leases on approximately 21,000 gross acres (18,000 net acres) located on the Wamsutter Arch in the Greater Green River Basin of southwest Wyoming. Infinity-Wyoming sought to exploit hydrocarbons in the cretaceous-aged Upper Almond sand at varying depths between 2,800 and 3,600 feet. At December 31, 2007, Infinity-Wyoming operated 28 wells in the field, of which sixteen were active producers, three were shut-in, two were water disposal wells, and seven were awaiting completion or plugging and abandonment operations. In January 2008, Infinity-Wyoming sold all but the seven wells awaiting completion or plugging and abandonment to Forest.

During 2007, Infinity-Wyoming produced approximately 300,000 Mcf of natural gas and 12,000 barrels of crude oil, or 372,000 thousand cubic feet of natural gas equivalent (“Mcfe”) from the field, compared to 365,000 Mcf of natural gas and 16,000 barrels of crude oil, or 461,000 Mcfe produced from the field in 2006. Production during 2007 represented a 19% decrease from 2006. Production has generally declined since peaking in the quarter ended March 31, 2003.

Labarge Field

At December 31, 2007, Infinity-Wyoming held leases on approximately 5,000 gross (and net) acres located on the northern extension of the Moxa Arch in southwest Wyoming and held options on an additional approximately 18,000 gross acres. Infinity-Wyoming currently seeks to exploit hydrocarbons in the Cretaceous Upper Mesaverde coals at varying depths between 3,400 and 4,200 feet. At December 31, 2007, Infinity-Wyoming operated twelve wells in the field, of which ten were shut-in, and two were water disposal wells.

Infinity-Wyoming did not produce from the Labarge field during 2007. The field produced approximately 3,000 Mcf of natural gas during 2006, as compared to approximately 12,000 Mcf of natural gas during 2005. Production has generally declined since peaking in the quarter ended September 30, 2002, when production reached 20,600 Mcfe. Production at Labarge to date has been uneconomic.

Infinity-Wyoming has been subject to a Bureau of Land Management environmental impact study (“EIS”) on the Labarge Field and the Pinedale Resource Management Plan federal acreage. An EIS must be completed before the acreage can be developed in a meaningful way. The EIS was commenced in 2002 and was originally anticipated to be completed in six to eight months. Infinity-Wyoming currently anticipates that an EIS covering the Greater Labarge Area will be completed during 2012.

Northwest Colorado

For purposes of presentation, we divide our northwest Colorado operations into two main property areas: Sand Wash Prospect and Piceance Basin Prospect.

Sand Wash Prospect

At December 31, 2007, Infinity-Wyoming held leases on approximately 35,000 gross acres (33,000 net acres) located in the Sand Wash Basin of northwest Colorado and south central Wyoming. Infinity-Wyoming seeks to explore and develop hydrocarbons in the fractured Niobrara calcareous shale between 5,500 and 6,500 feet. Secondary objectives include exploiting the Williams Fork and Iles coals at varying depths between 2,500 and 3,000 feet.

At December 31, 2007, Infinity-Wyoming operated three producing oil properties (two of which are shut-in) and four shut-in coalbed methane wells in the field.

During 2007, Infinity-Wyoming produced approximately 40,000 barrels of oil from this field as compared to approximately 58,000 barrels of oil from this field during 2006. The 31% production decline experienced in 2007 was partially attributable to periods where the most significant producer was shut-in for maintenance and repairs, including the production facilities fire in March 2007.

Piceance Basin Prospect

At December 31, 2007, Infinity-Wyoming held leases on approximately 7,000 gross (and net) acres in the northeastern corner of the Piceance Basin in northwest Colorado. The acreage is located along the northern rim of the Piceance Basin and the southern extent of the Axial Basin Arch. Immediately adjacent to the prospect are several large oil and gas fields which were discovered and developed as early as 1927. Most notable of these is the Wilson Creek field to the south, which has produced approximately 90 million barrels of oil and 75 Bcf of natural gas. Primary reservoir targets would include the Niobrara fractured shale and the Dakota and Morrison-Brushy Creek sandstone formations. Secondary reservoir targets might include the Mesaverde sands and coals, Morrison-Salt Wash, Entrada, Shinarump, Moenkopi, Weber and Morgan-Minturn formations. Infinity-Wyoming plans to conduct additional geological and geophysical studies in 2008 to identify potential 2009 drilling opportunities.

Nicaragua

Subsequent to being awarded two concessions in 2003, Infinity negotiated a number of key terms and conditions of an exploration and production contract covering the approximate 1.4 million acre Tyra (approximately 823,000 acres in the north) and Perlas (approximately 566,000 acres in the south) concession areas offshore Nicaragua. The contract, which was finalized in May 2006, contemplates an exploration period of up to six years with four sub-phases and a production period of up to 30 additional years (with a potential five-year extension). The validity of the contracts relating to our concessions, and potentially the concessions themselves, has been challenged and Infinity is currently seeking ratifications of the contracts and concessions. The initial capital costs during the first twelve months of exploration, for which Infinity has issued two letters of credit, are expected to total approximately $0.9 million, with a total of less than $2.0 million during the second twelve months, to cover costs of environmental studies, geological and geophysical analysis, acquisition of seismic data and other operational expenses. Infinity plans to conduct an environmental study and to develop geological information from the reprocessing and additional evaluation of existing 2-D seismic data to be acquired over the Perlas and Tyra concession blocks. Infinity has not commenced significant activity under the initial work plan as Infinity has yet to receive the specific requirements associated with the conduct of the environmental study from the responsible governmental agency.

Exploration offshore Nicaragua would focus on Eocene and Cretaceous Carbonate reservoirs and Infinity’s management and consultants believe: (i) numerous analogies can be made between the Infinity concession block and production from fractured Cretaceous carbonates in Mexico, Venezuela and Guatemala and (ii) the presence of Cretaceous source rocks onshore Honduras and Nicaragua can be projected into the offshore Caribbean Shelf. Infinity plans to seek offers from industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations. No assurance can be given that any such transactions will be consummated.

Oil and Natural Gas Reserves

We engaged Netherland, Sewell & Associates, Inc., independent petroleum engineers, to prepare estimates of proved reserves, projected future production and related future net revenue for our properties as of December 31, 2007. Estimates prepared by Netherland, Sewell & Associates, Inc. were based upon review of production histories and other geologic, economic, ownership, volumetric and engineering data. In estimating reserve quantities that are economically recoverable, oil and gas prices and estimated development and production costs as of December 31, 2007 were utilized.

The following table sets forth estimates as of December 31, 2007 derived from the Netherland, Sewell & Associates, Inc. reserve report. The present value (discounted at 10 percent) of estimated future net revenue before income taxes (“PV-10 Value”) shown in the table is not intended to represent the current market value of our estimated proved oil and gas reserves. For additional information concerning the Standardized measure of discounted future net cash flows relating to these proved reserves, see Note 14 — Supplemental Oil and Gas Information (Unaudited) in the Notes to the Consolidated Financial Statements.

	Developed	Undeveloped	Total

Natural gas (Mcf)	3,735,422	497,697	4,233,119
Crude oil (barrels)	473,832	120,543	594,375
Total (Mcfe)	6,578,414	1,220,955	7,799,369
Future net revenue before income taxes (in millions)	$41.0	$4.6	$45.6
Present value of future net revenue before income taxes (in millions)	$25.0	$1.1	$26.1

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

The weighted average sales prices utilized for purposes of estimating our proved reserves and future net revenue therefrom as of December 31, 2007 were $7.21 per Mcf of natural gas and $81.89 per barrel of crude oil.

Approximately 1.4 Bcf of natural gas, 570,000 barrels of crude oil and $19.1 million of present value of future net revenue before income taxes were sold to Forest in January 2008.

The PV-10 Value is a non-GAAP measure because it excludes income tax effects. Management believes that pre-tax cash flow amounts are useful for evaluative purposes since future income taxes, which are affected by a company’s unique tax position and strategies, can make after-tax amounts less comparable. We derive PV-10 Value based on the present value of estimated future revenues to be generated from the production of proved reserves, net of estimated production and future development costs and future plugging and abandonment costs, using prices and costs as of the date of estimate without future escalation, without giving effect to hedging activities, non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion, amortization and impairment and income taxes, and discounted using an annual discount rate of 10%. The following table reconciles the standardized measure of future net cash flows to PV-10 value as of the dates shown (in millions):

	2007	2006	2005

Present value of future net revenue before income taxes	$26.1	$21.4	$44.0
Discounted future income taxes	(0.3)	—	(0.5)
Standardized measure of discounted future net cash flows	$25.8	$21.4	$43.5

Production, Prices and Production Costs

The following table sets forth Infinity’s net oil and gas production, average sales prices realized, and costs and expenses associated with such production during the years indicated.

	2007	2006	2005

Production:
Natural gas (Mcf)	940,800	1,142,305	875,543
Crude oil (barrels)	55,890	81,203	68,497
Total (Mcfe)	1,276,140	1,629,524	1,286,525
Average daily production:
Natural gas (Mcf)	2,578	3,130	2,399
Crude oil (barrels)	153	222	188
Total (Mcfe)	3,496	4,464	3,525
Average sales price per unit:
Natural gas ($ per Mcf)	$6.38	$6.12	$6.06
Crude oil ($ per barrel)	$61.25	$64.94	$56.74
Total ($ per Mcfe)	$7.38	$7.53	$7.14
Production costs per Mcfe	$4.74	$3.31	$3.44
Depletion, depreciation and amortization per Mcfe	$4.24	$4.76	$4.60

Infinity owned 33 gross (30.8 net) producing wells and five gross (and net) service wells as of December 31, 2007. Infinity owned an additional 40 gross (39.8 net) wells which were shut in, awaiting workover, completion or plugging and abandonment operations as of December 31, 2007. During January 2008, Infinity sold to Forest seventeen gross (fifteen net) producing wells, two gross (and net) service wells, and nine gross (and net) wells which were shut-in.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the costs incurred by Infinity in the purchase of proved and unproved properties and in development and exploration activities (in thousands):

	2007	2006	2005

Property acquisition costs
Proved	$—	$—	$330
Unproved	2,096	4,844	5,745

Total property acquisition costs	2,096	4,844	6,075
Development costs	—	892	17,099
Exploration costs	18,098	24,942	18,490

Total costs	$20,194	$30,678	$41,664

Drilling Activity

The following table sets forth certain information regarding the wells completed during the years indicated. Frequently wells are spud or drilled in one period and completed in a subsequent period. In the table, “gross” refers to the total number of wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells
Productive	7	7	13	13	6	5.7
Nonproductive	4	4	—	—	1	1.0

Total	11	11	13	13	7	6.7

Development Wells
Service	—	—	—	—	1	1.0
Productive	—	—	1	1	5	5.0
Nonproductive	—	—	—	—	1	1.0

Total	—	—	1	1	7	7.0

The four nonproductive wells completed in 2007 relate to the plugging and abandonment in 2007 of four wells drilled, but not completed in 2002.

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases held by Infinity-Texas and Infinity-Wyoming as of December 31, 2007. Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Fort Worth Basin	10,000	9,000	60,000	49,000
Greater Green River Basin:
Wamsutter Arch	5,000	4,000	16,000	14,000
Labarge	2,000	2,000	3,000	3,000
Sand Wash Prospect	1,000	1,000	34,000	32,000
Piceance Basin Prospect	—	—	7,000	7,000

Total Onshore U.S.	18,000	16,000	120,000	105,000
Offshore Nicaragua	—	—	1,389,000	1,389,000

Total	18,000	16,000	1,509,000	1,494,000

Infinity-Wyoming held options on an additional approximately 18,000 gross acres in the Labarge field as of December 31, 2007.

Customers and Markets

Infinity-Wyoming’s gas production from the Pipeline Field is sold to Mountain Gas Resources based upon the daily midpoint of the CIG Rocky Mountain index, a published pricing index on which gas sales contracts in the Rocky Mountains are generally based. The majority of Infinity-Texas’ gas production is sold to Louis Dreyfus Gas Development L.P. based on the daily midpoint of the WAHA index, a published pricing index on which gas sales in the Western Forth Worth and the Permian Basins are often based.

As of December 31, 2007, oil production from the Pipeline Field was being sold at the average daily Chevron posted price for Southwest Wyoming Sweet less $3.00 per barrel and oil production from the Sand Wash Prospect is sold at the average daily Chevron posted price for Western Colorado less $2.00 per barrel.

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

Infinity’s business strategy includes highly competitive oil and natural gas exploration, development and production. We face intense competition from a large number of independent exploration and development companies as well as major oil and gas companies in a number of areas such as:

•	Marketing our oil and natural gas production; and

•	Seeking to acquire the services, equipment, labor and materials necessary to explore, operate and develop those properties.

Many of our competitors have financial and technological resources substantially exceeding those available to Infinity. We cannot be sure that we will be successful in operating and developing profitable properties in the face of this competition.

Delivery Commitments

Effective September 2001, Infinity-Wyoming entered into a gas gathering and transportation contract with a third-party gatherer and processor in which the third-party gatherer and processor built gas gathering laterals and installed compression facilities to deliver gas produced from the Pipeline Field to the Overland Trail Transmission pipeline. During 2002, the contract was amended to include additional compression and gathering facilities to be installed by the third-party gatherer and processor and delivery points for the additional production being generated by Infinity-Wyoming. Infinity-Wyoming pays a gathering fee of approximately $0.40 per Mcf until 7,500,000 Mcf have been produced at which time the fee is to be reduced to $0.25 per Mcf. Additionally; the Company had annual volume commitments for five years starting September 1, 2001. If the Company exceeded the minimum in any year, the excess reduced the following year’s commitment. If the Company did not meet the minimum in any year, the shortfall was added to the following years. Infinity-Wyoming delivered approximately 4,400,000 Mcf under this contract through September 30, 2006. During 2007, Infinity-Wyoming paid $0.6 million to settle this disputed volume commitment deficiency. The Pipeline sales volumes are also subject to a $0.15 per MMBtu charge for access onto the Overland Trail Transmission line.

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company pays a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through June 30, 2015 associated with firm transportation rights. In December 2006, under provisions of the contract, the Company reduced the minimum daily delivery volumes by 50%.

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

Regulation of Operations

Infinity conducts certain operations on federal oil and gas leases, which are administered by the Bureau of Land Management (“BLM”). Of Infinity-Wyoming’s Pipeline Field acreage at December 31, 2007, approximately 15,000 gross acres are leases that are administered by the BLM. The Piceance Basin Prospect and Sand Wash Prospect acreage also include acreage that is administered by the BLM. Federal leases contain relatively standard terms and require compliance with detailed BLM regulations and orders, which are subject to change. Among other restrictions, the BLM has regulations restricting the flaring or venting of natural gas, and the BLM has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the BLM may require any company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect Infinity’s financial condition, cash flows and operations.

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

Potentially Material Costs Associated with Environmental Regulation of Our Oil and Natural Gas Operations.  Significant potential costs relating to environmental and land use regulations associated with our existing properties and operations include those relating to (i) plugging and abandonment of facilities, (ii) clean-up costs and damages due to spills or other releases and (iii) civil penalties imposed for spills, releases or non-compliance with applicable laws and regulations.

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

During December 2007, Infinity-Wyoming produced an average of 50 barrels of water per day from wells that it operates. Infinity-Wyoming currently uses four injection wells to dispose of the water into underground rock formations and plans to continue to use this method for disposal of the water produced from its operated wells. If the future wells produce water of lesser quality than allowed under state law for injection in underground rock formations or at a volume greater than can be injected into the current disposal wells, Infinity-Wyoming could incur costs of up to $7.50 per barrel of water to dispose of the produced water. At current production rates, this would cost Infinity-Wyoming approximately an additional $11,000 a month in water disposal costs. If Infinity-Wyoming’s wells produce water in excess of the limits of its permitted facilities, Infinity-Wyoming may have to drill additional disposal wells. Each additional disposal well could cost Infinity-Wyoming approximately $0.6 million. It costs Infinity-Wyoming approximately $1,500 per month to operate these disposal wells. All such production and two injection wells disposal facilities were sold to Forest in January 2008.

Infinity-Texas utilizes significant quantities of water in the fracture and stimulation of its wells in the Fort Worth Basin. Typically a high percentage of this water flows back and must be disposed of. Infinity-Texas drilled one disposal well in Erath County, Texas during 2005 at a cost of approximately $1 million. It costs Infinity-Texas approximately $12,000 per month to operate this disposal well.

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

Employees

On December 31, 2007, Infinity and its subsidiaries had 11 employees.

ITEM 1A.	RISK FACTORS

We have been unable to comply with certain requirements of our Revolving Credit Facility and may not be able to repay our borrowing base deficiency under the Revolving Credit Facility or satisfy other current liabilities.

We entered into a Second Forbearance Agreement in March 2008 with respect to events of default under our Revolving Credit Facility as a result of our failure to meet substantially all financial and certain other covenants during 2007. Under this agreement, Amegy has agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through May 31, 2008. We are required to repay the $7.1 million borrowing base deficiency by May 31, 2008 (of the total $10.9 million outstanding under the Revolving Credit Facility on March 27, 2008) through the sale of assets, refinancing of the loan or some other means of raising capital. Under the terms of the Forbearance Agreement, Amegy may at any time require us to proceed with the marketing of the assets of Infinity-Texas. Infinity may be unable to sell assets sufficient to repay the deficiency or to obtain alternative sources of funding to repay the amount due. In that event, the Company would have insufficient funds to continue to operate. In addition, if we breach additional provisions of the Loan Agreement or if, by May 31, 2008, we are unable to renegotiate certain continuing loan covenants or are unable to repay the borrowing base deficiency as required, Amegy will be entitled to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued and unpaid interest and other amounts then owing to Amegy, would become immediately due and payable. Infinity agreed to pay Amegy forbearance fees due in connection with the Forbearance Agreements of $0.6 million and additional fees consisting of $0.2 million for December 2007 and, for each month from January 2008 to May 2008, 1% of the average daily outstanding principal balance of the loan. Amegy has agreed not to charge a default interest rate (prime plus 6.5%) during the forbearance period, but is entitled to impose such rate upon termination of the forbearance period. There can be no assurance that waivers will be able to be obtained in this situation at all or on satisfactory terms. Amegy or other creditors may take action to enforce their rights with respect to outstanding obligations, and Infinity may be forced to liquidate. Because substantially all of our assets are collateral under the Revolving Credit Facility, if Amegy declares an event of default, it would be entitled to foreclose on and take possession of our assets.

These matters, as well as the other risk factors related to our liquidity and financial position raise substantial doubt as to our ability to continue as a going concern. Even after sale of our remaining assets, we will likely be left with significant continuing liquidity concerns.

We have a history of losses and are currently experiencing substantial liquidity problems.

We incurred a net loss from continuing operations in our fiscal years ended December 31, 2007, 2006 and 2005 of approximately $30.9 million, $58.8 million and $19.9 million, respectively. In addition, we are currently experiencing substantial liquidity problems. Although we are currently operating under the Second Forbearance Agreement with Amegy, the current forbearance period expires on May 31, 2008, and under the terms of the agreement, at such time we are required to repay the approximately $7.1 million borrowing base deficiency. We do not currently have the funds to repay such deficiency or to satisfy various other existing debts and obligations. If we cannot find a satisfactory resolution to our liquidity problems, we may be forced to cease operations and may be required to liquidate.

If we are able to address our immediate liquidity problems, our history of losses may impair our ability to obtain financing for drilling and other business activities on favorable terms or at all. It may also impair our ability to attract investors if we attempt to raise additional capital, to grow our business or for other business purposes, by selling additional debt or equity securities in a private or public offering. If we are unable to obtain additional financing, we may be unable to maintain and develop our properties.

We are continuing to negotiate with our creditors and may face additional claims in the future.

We continue to have substantial liabilities, in addition to amounts owed to Amegy, which we are currently unable to pay. We continue to negotiate with our creditors to mitigate and settle our known liabilities to them or their claims of liabilities and in some cases, to secure releases of liens which have been filed on certain of our properties.

Various suits have been filed to enforce payments of liabilities and we are working to address these suits. We may incur additional liabilities if our liquidity situation deteriorates further and may face additional claims from creditors seeking to protect their interests in light of our announcements regarding our financial condition and business plans. We are unable to predict our success in attempting to negotiate with these parties nor the expense related to such negotiations or in defending any litigation related to these claims. These creditors may take action to force us into bankruptcy involuntarily. In addition, if we are unable to manage our current liabilities or substantial additional claims are asserted against us, we may be forced to seek protection under the Bankruptcy Code.

If we are unable to obtain lien releases on our Farmout properties, the commencement of drilling under the Farmout may continue to be delayed and the Farmout may be jeopardized.

Various liens have been filed on properties which are covered by the Farmout Agreement. The presence of these liens has delayed drilling under the Farmout Agreement. We continue to work with our creditors to mitigate and settle our liabilities and obtain releases for these liens, but we are unable to predict our success in attempting to settle with these parties and obtain releases. If we are unable to have such liens released, commencement of drilling may be further delayed and the success of the Farmout Agreement may be jeopardized, which would have a substantial adverse impact on the Company.

We may be unable to continue to operate due to our inability to obtain supplies and services.

We rely on a number of suppliers for day-to-day operations. We are experiencing delays in our ability to satisfy trade payables. In addition, as creditors react to news of our deteriorating financial situation, we may have further difficulties in obtaining supplies and services on a timely and cost-effective basis, and may be unable to obtain such supplies and services at all. Our inability to obtain the requisite supplies and services would have a substantial adverse impact on our ability to continue our operations and we could be forced to liquidate.

Our reduced exploration and development activities have caused us to lose certain leases and we may continue to lose substantial acreage.

We have substantially reduced our exploration and development activities to conserve cash. This has caused us to lose certain leases, and we are likely to continue to lose acreage as our liquidity concerns continue. If we are unable to resolve our liquidity issues in the near term, these losses could have an material adverse impact on Infinity.

Our common stock may be delisted from the NASDAQ Stock Market if it is unable to regain compliance with the minimum closing bid price.

The Company has received notice that if its common stock does not close at or above $1.00 per share for a minimum of ten consecutive business days at any time before June 24, 2008, the Company will be delisted from the NASDAQ Stock Market due to non-compliance with NASDAQ Marketplace Rule 4450(a)(5). If the Company’s common stock were delisted, shareholder value would be negatively impacted, and access to capital markets and the liquidity of our common stock would decrease.

Our Nicaraguan concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies.

Nicaragua has from time to time experienced economic or political instability. We may be materially adversely affected by risks associated with conducting operations in countries with developing economies, including:

•	political instability and violence;

•	war and civil disturbance;

•	acts of terrorism;

•	expropriation or nationalization;

•	changing fiscal regimes;

•	fluctuations in currency exchange rates;

•	high rates of inflation;

•	underdeveloped industrial and economic infrastructure; and

•	unenforceability of contractual rights.

We cannot accurately predict the effect of these factors on our concessions. In addition, legislation in the United States regulating foreign trade, investment and taxation could have a material adverse effect on our financial condition, results of operations and cash flows.

The validity of the contracts relating to our concessions, and potentially the concessions themselves, has been challenged and Infinity is currently seeking ratifications of the contracts and concessions. We are unable to predict the results of our efforts to obtain ratifications of the contracts and concessions or the timing of any such resolution. If we are unsuccessful, our contracts or the concessions themselves may be deemed invalid.

Oil and gas prices are volatile, and declines in prices would hurt our ability to achieve profitable operations.

Our future oil and gas revenue, operating results, profitability, and the carrying value of oil and gas properties will depend heavily on prevailing market prices for oil and gas. We expect the market for oil and gas to continue to be volatile for the foreseeable future. Gas price realizations ranged from a low of $1.19 per Mcf to a high of $8.54 per Mcf during the year ended December 31, 2007. Oil price realizations ranged from a low of $40.33 per barrel to a high of $89.83 per barrel during 2007. Based on fourth quarter 2007 production levels, each $1.00 decrease in the price of crude oil per barrel would reduce Infinity’s oil revenue by approximately $4,000 per month and each $0.10 decrease in natural gas price per Mcf would reduce Infinity’s gas revenue by approximately $7,000 per month.

At December 31, 2007, approximately 54% of our proved reserves are natural gas and approximately 46% of our reserves are oil. Therefore, the volatility in the price of natural gas and oil will both have a significant impact on our operations. However, following the sale of producing properties in January 2008, we are significantly more dependent on the price of natural gas. Various factors beyond our control affect prices of oil and gas, including:

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

These external factors and the volatile nature of the energy markets generally make it difficult to estimate future prices of oil and gas. Significant declines in oil and natural gas prices for an extended period may cause various negative effects on our business, including:

•	further impairing our financial condition, cash flows and liquidity;

•	limiting our ability to finance planned capital expenditures;

•	reducing our revenue, operating income and profitability; and

•	reducing the carrying value of our oil and natural gas properties;

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

At December 31, 2007, the carrying amount of oil and gas properties subject to amortization exceeded the full cost ceiling limitation by approximately $7 million based upon an average natural gas price of $7.21 per Mcf and an average oil price of $81.89 per barrel in effect at that date. However, based on the value received for proved properties sold in January 2008, the carrying value of those oil and gas properties exceeded their fair value at December 31, 2007 by an additional $4.6 million. Therefore, the Company recorded an aggregate ceiling write-down of $11.6 million at December 31, 2007, for a total write-down of $27.4 million in 2007. In 2006 and 2005, the Company also recorded ceiling write-downs of $37.8 million and $13.5 million, respectively. A decrease in oil or gas prices (which continue to remain volatile), an increase in production costs, a decrease in estimated gas production in future periods, or the reclassification of development costs to properties subject to depletion without an increase in associated proved reserves could result in a ceiling write-down during future periods.

Prices may be affected by regional factors.

The prices to be received for the natural gas production from our Wyoming and Texas properties will be determined mainly by factors affecting the regional supply of, and demand for, natural gas, which include the degree to which pipeline and processing infrastructure exists in the region. Regional differences could cause negative basis differentials, which could be significant, between the published indices generally used to establish the price received for regional natural gas production and the actual price received by us for our natural gas production.

Forward sales and hedging transactions may limit our potential gains or expose us to losses.

To manage our exposure to price risks in the marketing of our natural gas, we have in the past and may in the future enter into fixed price natural gas physical delivery contracts for a portion of our current or future production. These transactions could limit our potential gains if natural gas prices were to rise substantially over the prices established by the contracts. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production is less than expected;

•	the counterparties to our contracts fail to perform under the contracts; or

•	our production costs on the contracted production significantly increase.

Exploration and development of our oil and gas projects will require large amounts of capital which we may not be able to obtain.

Currently our primary exploration and development activities are expected to take place under the Farmout Agreement, which will be carried out by Forest. If we achieve success under the Farmout Agreement or are otherwise able to consider future exploration and development of our properties, we would be required to obtain large amounts of additional capital, which may not be available on acceptable terms or at all. Our potential sources of financing for these activities are cash generated by operations, availability under credit facilities, if any, and future sales of equity securities or subordinated debt securities.

Future cash flows and the availability of financing are subject to a number of variables, such as:

•	our oil and gas projects in the Fort Worth Basin of Texas, Greater Green River Basin of Wyoming, and Sand Wash and Piceance Basins of Colorado achieving and maintaining a level of production that provides sufficient cash flow to support additional borrowings and to attract other forms of debt and equity capital;

•	our success in locating and producing new reserves;

•	prices of crude oil and natural gas;

•	the level of production from existing wells; and

•	amounts of necessary working capital and expenses.

Issuing equity securities to satisfy our financing or refinancing requirements could cause substantial dilution to existing stockholders. Debt financing could lead to:

•	all or a substantial portion of our operating cash flow, if any, being dedicated to the payment of principal and interest;

•	an increase in interest expense as the amount of debt outstanding increases or as variable interest rates increase;

•	increased vulnerability to competitive pressures and economic downturns; and

•	restrictions on our operations that may be contained in any contract entered into with lenders.

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

If projected revenue were to decrease due to lower oil and natural gas prices, decreased production or other reasons, and if we were not able to obtain the necessary capital, our ability to execute development plans or maintain our properties and production levels could be limited.

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

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since many of our wells in Texas have been producing for less than two years, other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir are used, in conjunction with the decline analysis method, to determine our estimates of proved reserves. As our wells are produced over time and more data is available, our estimated proved reserves will be redetermined at least annually and may be adjusted based on that data.

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

As a result of these and other factors, we will be required to periodically reassess the amount of our reserves, which may require us to recognize a ceiling write-down of our oil and gas properties. In 2007, 2006 and 2005 we recorded ceiling write-downs of $27.4 million, $37.8 million and $13.5 million, respectively. These factors could cause us to write down the value of our properties in future periods.

As of December 31, 2007, we had approximately $17 million invested in unproved oil and gas properties not subject to amortization. During 2008, a portion of the investment in unproved oil and gas properties may be reclassified to the full cost pool subject to depletion and the ceiling test, following our required periodic evaluation of the fair value of our unproved properties. The amount of any such reclassification could be significant. We could be required to write down a portion of the full cost pool of oil and gas properties subject to amortization upon reclassification of the unproved oil and gas property costs.

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

Our future production is contingent on successful exploration, development and acquisitions to maintain reserves and revenue in the future.

In general, the volume of production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. In our current financial situation, we are unable to engage in significant exploration or development efforts or acquisitions of additional properties, and if we are unable to address our liquidity problems and make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves our future operations will be impaired.

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

Our business depends on transportation facilities owned by others.

The marketability of our gas production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own under interruptible or short-term transportation agreements. The transportation of our gas may be interrupted due to capacity constraints on the applicable system, or for maintenance or repair of the system. Our ability to produce and market natural gas on a commercial basis could be harmed by any significant change in the cost or availability of markets, systems or pipelines.

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

Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local government authorities. Infinity spent approximately $1.0 million to drill and equip one water disposal well in 2005 to handle water produced from gas wells. It costs Infinity up to $0.2 million per year to operate a disposal well. New laws or regulations, or changes to current requirements, could result in our incurring significant additional costs. We could face significant liabilities to government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation.

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

Large volumes of water produced from coalbed methane wells and discharged onto the surface in the Powder River Basin of Wyoming have drawn the attention of government agencies, gas producers, citizens and environmental groups which may result in new regulations for the disposal of produced water. We use injection wells to dispose of water into underground rock formations at certain of our fields and we plan to continue to use this method and to discharge onto the surface where permissible. If our wells produce water of lesser quality than allowed under Colorado, Texas or Wyoming state law for surface discharge or injection into underground rock formations, we could incur costs of up to $7.50 per barrel of water to dispose of the produced water. At December 2007 production rates, this disposal would cost us an additional $0.4 million per month in average water disposal costs. If our wells produce water in excess of the limits of our existing disposal facilities, we may have to drill additional disposal wells. Each additional disposal well could cost us up to $1.0 million.

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

The Company is currently involved in the following material litigation:

(i) BJ Services Company, U.S.A. also d/b/a BJ Chemical Services, filed an action in the District Court of Erath County, Texas, number CV 29262, on January 14, 2008 against Infinity Oil and Gas of Texas, Inc. BJ Services Company, U.S.A. and BJ Chemical Services provided certain goods, equipment, services and supplies to Infinity Oil and Gas of Texas, Inc. in Erath County, Texas between May and August 2007, and are claiming breach of contract for failure to pay amounts due.

(ii) Sequoia Fossil Fuels Corp. d/b/a Hudson Drilling Corp. filed an action in the District Court of Comanche County, Texas, number CCCV-07-23207, on December 10, 2007 against Infinity Oil and Gas of Texas, Inc. In June 2007 Sequoia Fossil Fuels Corp. d/b/a Hudson Drilling Corp. entered into a contract with Infinity Oil and Gas of Texas, Inc. for the sale and delivery of materials or equipment and the performance of services and labor in connection with digging, drilling and testing of the Dudley Lease in Comanche County, Texas, and is claiming breach of contract for failure to pay amounts due.

(iii) Bronco Drilling Company, Inc. filed an action in the United States District Court for the Western District of Oklahoma, number CIV-07-1427-C, on February 14, 2008 against Infinity Oil and Gas of Texas, Inc. Bronco Drilling Company, Inc. entered into an International Association of Drilling Contractor’s Drilling Bid Proposal and Day Work Drilling Contract — U.S. on February 16, 2007 with Infinity Oil and Gas of Texas, Inc. Bronco Drilling Company, Inc. agreed to provide certain services and materials to be used in connection with the drilling of an oil and gas well in Erath, Texas. Bronco claims breach of contract for failure to pay amounts due.

(iv) Sentencia No. 92 Expediente No. 591-06 rendered by the Supreme court of Justice of the Republic of Nicaragua, Constitutional Hall, dated May 2, 2006. This action relates to the validity of the Nicaraguan concessions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Principal Market and Price Range of Common Stock

Infinity’s common ctock trades on the Nasdaq Global Market under the symbol “IFNY.” The following table sets forth the high and low closing sale prices for Infinity’s common stock as reported by the Nasdaq Stock Market. The closing price of the common stock on March 27, 2008 was $0.56 per share.

Quarter Ended	High	Low

March 31, 2006	$9.40	$6.85
June 30, 2006	8.45	6.03
September 30, 2006	7.04	3.87
December 31, 2006	4.00	3.20
March 31, 2007	$3.66	$2.95
June 30, 2007	3.93	3.06
September 30, 2007	3.26	1.05
December 31, 2007	1.40	0.41

On December 28, 2007, Infinity received written notification from the NASDAQ Stock Market (“NASDAQ”) indicating that the minimum closing bid price of the Company’s common stock had fallen below $1.00 for 30 consecutive trading days, and therefore, the Company was not in compliance with NASDAQ Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rule 4450(e)(2), the Company has been provided a compliance period of 180 calendar days, or until June 24, 2008, to regain compliance. The Company may regain compliance if the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days at any time before June 24, 2008. We may not be able to regain compliance and may be delisted.

Approximate Number of Holders of Common Stock

At March 27, 2008, there were approximately 400 stockholders of record of Infinity’s $0.0001 par value common stock and an estimated 4,000 beneficial holders whose common stock is held in street name by brokerage houses.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by Infinity’s Board of Directors. Infinity has not declared nor paid and does not anticipate declaring or paying any dividends on its common stock in the near future. Any future determination as to the declaration and payment of dividends will be at the discretion of Infinity’s board of directors and will depend on then-existing conditions, including Infinity’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the board deems relevant. Pursuant to the terms of its Credit Facility, Infinity is prohibited from paying dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial information presented below for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 is derived from the audited consolidated financial statements of Infinity. Certain reclassifications have been made to prior financial data to conform to the current presentation. The table gives effect to the December 15, 2006 sale of the Company’s oilfield services business, which has been reflected as a discontinued operation for all periods presented. The following table should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and the Consolidated Financial Statements and Notes thereto.

	As of or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of Operations Data
Revenue:
Oil and gas sales	$9,426	$12,292	$9,192	$6,267	$6,589

Costs and expenses:
Oil and gas production expenses	5,561	4,583	3,548	1,914	2,162
Oil and gas production taxes	493	806	877	722	759
General and administrative expenses	3,479	3,619	3,002	2,748	2,839
Depreciation, depletion, amortization and accretion	5,584	7,936	6,183	3,740	1,642
Ceiling write-down of oil and gas properties	27,350	37,800	13,450	4,100	2,975

	42,467	54,744	27,060	13,224	10,377

Operating loss	(33,041)	(42,452)	(17,868)	(6,957)	(3,788)
Other income (expense):
Financing costs	(1,675)	(31,598)	(4,531)	(2,983)	(7,451)
Change in derivative fair value	3,795	14,971	2,908	—	—
Other, net	(20)	291	(424)	104	114

Loss from continuing operations before income taxes	(30,941)	(58,788)	(19,915)	(9,836)	(11,125)
Income tax benefit	—	—	—	—	—

Loss from continuing operations	(30,941)	(58,788)	(19,915)	(9,836)	(11,125)
Income from discontinued operations, net of tax	—	12,750	6,338	5,203	1,200
Gain on sale of discontinued operations, net of tax	99	33,351	—	—	—

Net loss	$(30,842)	$(12,687)	$(13,577)	$(4,633)	$(9,925)

Basic and diluted income (loss) per common share
Continuing operations	$(1.73)	$(3.90)	$(1.54)	$(1.04)	$(1.38)
Discontinued operations	—	3.06	.49	.55	.15

Net loss	$(1.73)	$(0.84)	$(1.05)	$(0.49)	$(1.23)

Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$(4,208)	$14,917	$9,650	$5,463	$2,845
Investing activities	(17,010)	18,020	(42,454)	(9,942)	(6,902)
Financing activities	21,087	(40,007)	37,694	6,804	3,917
Balance Sheet Data
Cash and cash equivalents	$741	$872	$6,204	$2,208	$537
Accounts receivable, net of allowance	1,164	1,511	2,004	793	675
Net oil and gas properties	38,526	51,384	66,548	44,352	36,262
Total assets	42,300	56,304	94,284	64,048	55,266
Current portion of long-term debt	22,000	48	288	124	171
Accounts payable	5,472	7,832	4,269	3,491	2,257
Accrued liabilities	4,973	2,775	5,378	4,056	747
Long-term debt, net of current portion	—	—	39,874	21,282	24,706
Long-term derivative liabilities	194	5,895	9,837	—	—
Stockholders’ equity	7,725	37,617	30,217	28,822	22,911

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this Annual Report on Form 10-K. Infinity follows the full-cost method of accounting for oil and gas properties. See “Summary of Significant Accounting Policies,” included in Note 3 to the Consolidated Financial Statements.

Infinity and its operating subsidiaries, Infinity-Texas and Infinity-Wyoming, are engaged in identifying and acquiring oil and gas acreage, exploring and developing acquired acreage and oil and gas production, with a focus on the acquisition, exploration and development of and production from its properties in the Fort Worth Basin of north central Texas and Greater Green River, Sand Wash and Piceance Basins of southwest Wyoming and northwest Colorado. Infinity has also been awarded a 1.4 million acre concession offshore Nicaragua in the Caribbean Sea, which it intends to explore over the next few years. The validity of the contracts relating to our concessions, and potentially the concessions themselves, has been challenged and Infinity is currently seeking ratifications of the contracts and concessions.

On December 15, 2006, Infinity sold its oilfield services business for approximately $52 million. Infinity has reflected the results its oilfield services business as discontinued operations in its statements of operations and balance sheet. The Company’s discussion in Management’s Discussion and Analysis is presented on a continuing operations basis.

Infinity, through Infinity-Texas, continued its exploration and production operations in the Fort Worth Basin of Texas during the year ended December 31, 2007. Infinity-Texas successfully drilled seven horizontal and two vertical exploratory wells during 2007. Infinity-Texas’ operations benefit from year-round access to exploration and development locations, ease of permitting, better weather, and less restrictive government and environmental laws and regulations. Meanwhile, Infinity-Wyoming continued to explore and develop the various projects and prospects in the Rocky Mountain region, but was hampered by weather, governmental and environmental restrictions and regulations, as well as various operational issues at the Labarge, Pipeline and Sand Wash fields. On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by the Company in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming to Forest. The transaction resulted in the sale of approximately 62% of the Company’s proved reserve quantities and 73% of the standardized measure of discounted future net cash flow.

Infinity expects to continue to explore and develop its Fort Worth Basin acreage and its Rocky Mountain prospects. Infinity expects its Rocky Mountain projects to proceed more slowly, due in part to governmental restrictions. Infinity borrowed $22 million under its Credit Facility to fund its working capital requirements and exploration activities during 2007. In January 2008, Infinity repaid approximately $11 million under the Credit Facility through a portion of the proceeds from the sale of oil and gas properties to Forest. In addition to cash flows from operating activities, Infinity will require external financing during 2008 and beyond to fund its current borrowing base deficiency, debt service, working capital requirements and exploration activities. The type, timing, cost and amounts of such financing, if any, will depend upon general energy and capital markets conditions and the success of Infinity’s operations.

The Company engaged Netherland, Sewell & Associates, Inc. to prepare its December 31, 2007, 2006 and 2005 third-party reserve evaluations. Results of these evaluations are disclosed in the “Supplemental Oil and Gas Disclosures” in Infinity’s Consolidated Financial Statements and in the “Oil and Natural Gas Reserves” section of Item 1. and Item 2. Business and Properties.

The following table sets forth Infinity’s production and other financial data for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Production:
Natural gas (MMcf)	940.8	1,142.3	875.5
Oil (thousands of barrels)	55.9	81.2	68.5
Total (MMcfe)	1,276.1	1,629.5	1,286.5
Financial Data (in thousands):
Total revenue	$9,426	$12,292	$9,192
Production expenses	5,561	4,583	3,548
Production taxes	493	806	877
Financial Data per Mcfe:
Total revenue	$7.38	$7.54	$7.14
Production expenses	4.36	2.81	2.76
Production taxes	0.39	0.50	0.68

Under full cost accounting rules, Infinity reviews, on a quarterly basis, the carrying value of its oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties may not exceed the present value of estimated future revenue at the prices in effect as of the end of each fiscal quarter, and a write-down for accounting purposes is required if the ceiling is exceeded. During 2007, the Company recognized aggregate ceiling write-downs of $27.4 million as a result of the carrying amount of oil and gas properties subject to amortization exceeding the full cost ceiling limitation. In 2006 and 2005, the Company also recorded ceiling write-downs of $37.8 million and $13.5 million, respectively. A decline in prices received for oil and gas sales, an increase in operating costs subsequent to the measurement date, reductions in estimated economically recoverable quantities or reclassification of the cost of properties not being amortized could result in the recognition of additional ceiling write-downs of oil and gas properties in future periods.

2008 Operational and Financial Objectives

On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by the Company in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming. Substantially all of Infinity-Wyoming’s remaining undeveloped leaseholds will require additional geological and geophysical analysis prior to identifying and drilling prospective prospects. Infinity-Wyoming anticipates 2008 capital expenditures will be limited and likely less than $1 million to plug and abandon and perform reclamation activities on ten to fifteen wells and potentially to conduct additional geological and geophysical analysis.

In addition, concurrent with the Infinity-Wyoming sale, Infinity-Texas entered into a Farmout Agreement with Forest relating to certain oil and gas leaseholds owned by it in Erath County, Texas. We anticipate that Forest will begin drilling in May 2008 and we would expect to realize the benefits of initial production from those activities beginning in the third or fourth quarters of 2008. Infinity-Texas plans to focus on maintaining its production in the Fort Worth Basin of central Texas. Infinity-Texas anticipates its 2008 capital expenditures will be limited and likely less than $1 million to potentially complete two vertical wells awaiting completion at December 31, 2007.

The Company’s ability to complete these activities is dependent on a number of factors including, but not limited to:

•	The availability of the capital resources required to fund the activity;

•	The availability of third party contractors for completion services; and

•	The approval by regulatory agencies of applications for permits to conduct exploration activities in a timely manner.

Corporate Activities

The validity of the contracts relating to our Nicaraguan concessions, and potentially the concessions themselves, has been challenged and Infinity is currently seeking ratifications of the contracts and concessions. Following the receipt of those ratifications, Infinity plans to conduct an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data to be acquired over its Perlas and Tyra concession blocks offshore Nicaragua. Infinity has cash on deposit to secure letters of credit of approximately $0.9 million for this initial work on the leases. Infinity also intends to seek offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations. No assurance can be given that any such transactions will be consummated.

Results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006

Net Loss

Infinity incurred a net loss of $30.9 million, or $1.73 per diluted share, in 2007 compared to a net loss of $12.7 million, or $0.84 per diluted share, in 2006. The change between periods was the result of the items discussed below.

Revenue

Infinity achieved total oil and gas revenue of $9.4 million in 2007 compared to $12.3 million in 2006. The $2.9 million, or 23%, decrease in revenue consisted of an approximate $0.2 million decrease attributable to lower average prices and a $2.7 million decrease attributable to lower oil and gas production. The decrease in average price was attributable to a 4% increase in the average natural gas price received, offset by a 6% decrease in the average price received for oil in 2007 as compared to 2006. The 18% decrease in natural gas production was principally the result of natural production declines. The 31% decrease in crude oil production was partially the result of natural production declines, but also as a result of the Wolf Mountain 15-2-7-87 well being shut-in for several months during 2007 for maintenance and repairs, including the month following the production facilities fire in March 2007.

Production Expenses

Oil and gas production expenses increased to $5.6 million, or $4.36 per Mcfe, during 2007, from $4.6 million, or $2.81 per Mcfe, in the prior year. The increase in production expenses during 2007 was attributable to a $0.6 million accrual for the settlement of volume deficiencies during 2003 through 2006 under a natural gas delivery commitment contract at the Company’s field in Sweetwater County, Wyoming, significantly higher well workover costs on projects deferred from the second-half of 2006; and repair and maintenance costs associated with the production equipment fire on the Wolf Mountain 15-2-7-87 well.

Production Taxes

Oil and gas production taxes for 2007 decreased to $0.5 million from $0.8 million in 2006 principally as a result of the decrease in revenue and production.

General and Administrative Expenses

General and administrative expenses decreased to $3.5 million for 2007, from $3.6 million in the prior year. The decrease was due to an approximate $0.5 million decrease in personnel and personnel related costs, offset by a $0.4 million increase in stock-based compensation expense recorded during 2007 as compared to 2006.

Depreciation, Depletion, Amortization and Accretion

Infinity recognized depreciation, depletion, amortization and accretion (“DD&A”) expense of approximately $5.6 million during 2007, a decrease of approximately $2.3 million, or 30% as compared to DD&A expense of approximately $7.9 million in the prior year. The decrease in DD&A expense was principally due to the 22%

decrease in equivalent production in 2007 and partially due to a decrease in the carrying costs of the Company’s proved oil and gas properties following the ceiling write-downs recorded in current and prior years.

Ceiling Write-down

During the first nine months of 2007, the Company recognized aggregate ceiling write-downs of $15.8 million as a result of the carrying amount of oil and gas properties subject to amortization exceeding the full cost ceiling limitation. At December 31, 2007, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $7.0 million, based upon an average natural gas price of approximately $7.21 per Mcf and an average oil price of approximately $81.89 per barrel in effect at that date. However, based on the value received for proved properties sold in January 2008, the carrying value of those oil and gas properties exceeded their fair value by an additional $4.6 million. Therefore, the Company recorded an aggregate ceiling write-down of $11.6 million at December 31, 2007, for a total of $27.4 million in 2007. In 2006, the Company recorded ceiling write-downs totaling $37.8 million.

Other Income (Expense)

Other income and expense was a net income of $2.1 million in 2007 compared to a net expense of $16.3 million in the prior year. The change of $18.4 million was principally due to (i) a $2.0 million decrease in interest expense due to a decrease in average debt outstanding and lower average interest rates during 2007, (ii) $0.8 million decrease in amortization costs resulting from lower debt issuance costs recorded in connection with the Company’s credit facility, and (iii) $27.2 million early extinguishment of debt expense resulting from amendments to and repayment of the Company’s senior secured notes in 2006, partially offset by a $11.2 million decrease in income resulting from the decrease in the fair value of derivative liabilities.

Income Tax

Infinity reflected no net tax benefit or expense in 2007 and 2006. The net operating losses generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of December 31, 2007 and 2006, the Company recorded a full valuation allowance for its net deferred tax asset, as further described in Note 8 of the consolidated financial statements.

Discontinued Operations

On December 15, 2006, the Company completed the sale of its oilfield services subsidiaries for approximately $52 million in cash. In connection with the sale, the Company recognized a gain of approximately $33.9 million. Results from the Company’s oilfield subsidiaries are reflected as discontinued operations for all periods. Included in income from discontinued operations for the years ended December 31, 2006 are revenue and pretax income of $34.6 million and $12.8 million, respectively.

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

Net Loss

Infinity incurred a net loss after taxes of $12.7 million, or $0.84 per diluted share, in 2006 compared to a net loss after taxes of $13.6 million, or $1.05 per diluted share, in 2005. The change between periods was the result of the items discussed below.

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

Production Taxes

Oil and gas production taxes for 2006 decreased slightly to $0.8 million from $0.9 million in 2005 as a result of a decrease in production from the Pipeline Field located in Wyoming where production taxes are higher than the Company’s other producing locations. In addition, oil and gas production taxes for 2006 include a credit of approximately $0.1 million recorded in the period to reflect estimated refunds of production taxes paid in prior periods. The estimated refunds result from the June 2006 designation of the Barnett Shale in Erath County, Texas as an area eligible for a reduced production tax rate. As a result of this designation, the Company reflects the payments of severance tax for the eligible wells as a prepayment rather than as production tax expense.

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

Ceiling Write-down

During the first nine months of 2006, the Company recognized aggregate ceiling write-downs of $26.6 million as a result of the carrying amount of oil and gas properties subject to amortization exceeding the full cost ceiling limitation. At December 31, 2006, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $14.3 million, based upon a natural gas price of approximately $5.66 per Mcf and an oil price of approximately $48.56 per barrel in effect at that date. However, based on subsequent pricing of approximately $7.07 per Mcf of gas and approximately $47.60 per barrel of oil at the March 5, 2007 measurement date, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $11.2 million. Therefore, the Company recorded an additional ceiling write-down of $11.2 million at December 31, 2006. At December 31, 2005, the carrying amount of the Company’s oil and gas properties subject to amortization exceeded the full cost ceiling limitation by approximately $13.5 million based upon an average natural gas price of $8.21 per Mcf and an average oil price of $60.74 per barrel in effect at that date.

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

Discontinued Operations

On December 15, 2006, the Company completed the sale of its oilfield services subsidiaries for approximately $52 million in cash. In connection with the sale, the Company recognized a gain of $33.4 million, net of taxes of $0.5 million. Results from the Company’s oilfield subsidiaries are reflected as discontinued operations for all periods. Included in income from discontinued operations for the years ended December 31, 2006 and 2005 are revenues of $34.6 million and $21.6 million, respectively.

Liquidity and Capital Resources

As reflected in the accompanying Consolidated Statements of Operations, we have had a history of losses. In addition, we have a significant working capital deficit and are currently experiencing substantial liquidity problems. As discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements, the Company is currently operating under a Second Forbearance Agreement with Amegy under the Revolving Credit Facility. We entered into the Second Forbearance Agreement under the Revolving Credit Facility as a result of our failure to meet substantially all financial and certain other covenants during certain periods of 2007. Under this agreement, Amegy has agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through May 31, 2008. We are required to repay the $7.1 million borrowing base deficiency by May 31, 2008 through the sale of assets, refinancing of the loan or some other means of raising capital. Under the terms of the Second Forbearance Agreement, Amegy may at any time require us to proceed with the marketing of the assets of Infinity-Texas. Infinity may be unable to sell assets sufficient to repay the deficiency or to obtain alternative sources of funding to repay the amount due. In that event, the Company would have insufficient funds to continue to operate. In addition, if we breach additional provisions of the Loan Agreement or if, by May 31, 2008, we are unable to renegotiate certain continuing loan covenants or are unable to repay the borrowing base deficiency as required, Amegy will be entitled to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued and unpaid interest and other amounts then owing to Amegy, would become immediately due and payable. Infinity agreed to pay Amegy forbearance fees due in connection with the Forbearance Agreements of $0.6 million and additional fees consisting of $0.2 million for December 2007 and, for each month from January 2008 to May 2008, 1% of the average daily outstanding principal balance of the loan. Amegy has agreed not to charge a default interest rate (prime plus 6.5%) during the forbearance period, but is entitled to impose such rate upon termination of the forbearance period. There can be no assurance that waivers will be able to be obtained in this situation at all or on satisfactory terms. Amegy or other creditors may take action to enforce their rights with respect to outstanding obligations, and Infinity may be forced to liquidate. Because substantially all of our assets are collateral under the Revolving Credit Facility, if Amegy declares an event of default, it would be entitled to foreclose on and take possession of our assets.

As a result, the Company has classified all $22 million outstanding under the Revolving Credit Facility at December 31, 2007 as a current liability in the accompanying Consolidated Balance Sheets. Concurrent with the sale of assets on January 7, 2008, the Company repaid $11.1 million of principal outstanding under the Revolving Credit Facility, settled commodity derivative liabilities of $2.3 million, settled general and administrative liabilities of approximately $0.7 million and established an escrow account in the amount of $3.7 million to potentially settle exploration and operating liabilities of Infinity-Texas in the amount of approximately $4.8 million. The Company plans to negotiate with and seek concessions from its trade creditors in order to satisfy these obligations. The Company may also seek an extension to repay the borrowing base deficiency should it be unable to sell assets or obtain alternative sources of funding to repay the deficiency by May 31, 2008.

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

Infinity’s primary sources of liquidity are cash provided by operations, if any, sales of assets and debt and equity financings. Infinity’s primary needs for cash are for the operation, development, production, exploration and acquisition of oil and gas properties and for fulfillment of working capital obligations.

As of December 31, 2007, the Company had a working capital deficit of $30.2 million, compared to a working capital deficit of $6.9 million at December 31, 2006. The $23.3 million change in working capital is largely the result of the current classification of $22 million due under our Credit Facility at December 31, 2007. As a result of the sale of assets in January 2008, and the related repayment of debt and settlement of accounts payable and accrued commodity derivative liabilities, our working capital deficit was reduced by approximately $17.6 million.

During the year ended December 31, 2007, cash used in operating activities was $4.2 million, compared to $14.9 million provided by operating activities in 2006. The decrease in cash provided by operating activities of $19.1 million was primarily due to the exclusion of cash formerly provided by discontinued operations.

During 2007, cash used in investing activities was $17.0 million, compared to $18.0 million provided by investing activities in 2006. Excluding net proceeds of $49.7 million from the sale of the Company’s oilfield services business, cash used in investing activities during 2006 was $31.7 million. The decrease in cash used in investing activities of $14.7 million was primarily attributable to an $8.4 million decrease in exploration and development capital expenditures resulting from the suspension of exploration and development activities in mid-2007, and a decrease of $5.6 million in oilfield services capital expenditures.

During 2007, cash provided by financing activities was $21.1 million, compared to $40.0 million used in financing activities during 2006. The net change of $61.1 million was principally due to the repayment of a net $40.0 million of debt during 2006 compared to net debt proceeds of $21.1 million received in 2007.

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

	2006	2005

Net cash provided by (used in)(in millions):
Operating activities	$13	$8
Investing activities	$(5)	$(4)
Financing activities	$—	$(4)

Historically, a significant portion of cash flows from Infinity’s former oilfield services business was used to fund corporate overhead, debt service (or interest) and a portion of Infinity’s oil and gas exploration and development activities. The absence of such cash flows is expected to impact the overall debt required by Infinity to fund such activities in the future.

Infinity used a portion of the proceeds from the sale of its oilfield services business to repay outstanding indebtedness under its former senior secured notes facility.

Outlook for 2008

Depending on the availability of capital resources, the availability of third party contractors for drilling and completion services, and satisfaction of regulatory activities, Infinity could incur capital expenditures of approximately $1 million to $2 million during 2008. Approximate capital expenditures by operating entity are anticipated to be less than $1 million by each of Infinity-Texas and Infinity-Wyoming; and approximately $1 million by Infinity Energy Resources, Inc.

The Company had $22 million outstanding under the Revolving Credit Facility at December 31, 2007. Concurrent with the sale of assets on January 7, 2008, the Company repaid $11.1 million of principal outstanding under the Revolving Credit Facility.

The Company has entered into a Second Forbearance Agreement with respect to events of default under our Revolving Credit Facility as a result of our failure to meet substantially all financial and certain other covenants during certain periods of 2007. Under this agreement, Amegy has agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through May 31, 2008. The Company is required to repay the $7.1 million borrowing base deficiency by May 31, 2008 through the sale of assets, refinancing of the loan or some other means of raising capital. If additional events of default occur, there can be no assurance that such waivers will be obtained in the future or on satisfactory terms. Under the terms of the Forbearance Agreement, Amegy may at any time require us to proceed with the marketing of the assets of Infinity-Texas. Infinity may be unable to sell assets sufficient to repay the deficiency or to obtain alternative sources of funding to repay the amount due. In that event, the Company would have insufficient funds to continue to operate. In addition, if we breach additional provisions of the Loan Agreement or if, by May 31, 2008, we are unable to renegotiate certain continuing loan covenants or are unable to repay the borrowing base deficiency as required, Amegy will be entitled to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued and unpaid interest and other amounts then owing to Amegy would become immediately due and payable. Infinity agreed to pay Amegy forbearance fees due in connection with the Forbearance Agreements of $0.6 million and additional fees consisting of $0.2 million for December 2007 and, for each month from January 2008 to May 2008, 1% of the average daily outstanding principal balance of the loan. Amegy has agreed not to charge a default interest rate (prime plus 6.5%) during the forbearance period, but is entitled to impose such rate upon termination of the forbearance period. There can be no assurance that waivers will be able to be obtained in this situation at all or on satisfactory terms. Amegy or other creditors may take action to enforce their rights with respect to outstanding obligations, and Infinity may be forced to liquidate. Because substantially all of our assets are collateral under the Revolving Credit Facility, if Amegy declares an event of default, it would be entitled to foreclose on and take possession of our assets.

Amounts borrowed under the Credit Facility bear interest at prime plus 0.50%.

Depending on the market price for crude oil and natural gas during 2008, the number of wells ultimately drilled under the Farmout Agreement and stabilized production levels from wells expected to be placed on line during 2008 under the farmout arrangement, Infinity would expect to generate cash flow from operating activities during 2008 of between $0.5 million and $1 million before debt service and working capital requirements.

In summary, Infinity believes that it will have approximately $1.5 million to $2 million before debt service and working capital requirements available to it in 2008 from cash from operating activities, and cash collateral of $0.9 million securing letters of credit related to its Nicaraguan concessions to fund its 2008 planned capital expenditures of $1 million to $2 million.

If cash flow from operating activities is not at levels anticipated, Infinity may seek the forward sale of oil and gas production, partnerships or strategic alliances for the development of its undeveloped acreage, the public or private offering of common or preferred equity or subordinated debt, asset sales, or other joint interest or joint venture opportunities to fund any cash shortfalls, or, because a portion of Infinity’s planned capital expenditures are discretionary, Infinity could decrease the level of its planned capital expenditures.

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

Fair Value of Derivatives

The Company records all derivative instruments assets or liabilities at estimated fair value on the balance sheet. The accounting treatment for the changes in fair value is dependent upon whether or not a derivative instrument qualifies for hedge accounting and, if so, whether the derivative is a cash flow hedge or a fair value hedge. Changes in the estimated fair value of effective cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings. For fair value hedges, to the extent the hedge is effective there is no effect on the statement of operations, because changes in the estimated fair value of the derivative instrument offset changes in the fair value of the hedged item. For derivative instruments that do not qualify as fair value hedges or cash flow hedges, changes in estimated fair value are recognized in earnings.

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

Valuation of Tax Asset

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes recognized is limited to the amount of the benefit that is more likely than not to be realized. In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, as of December 31, 2007 and 2006, management was not able to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences. As such, at December 31, 2007 and 2006, the Company recorded a full valuation allowance for its net deferred tax asset.

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

Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The test determines a limit, or ceiling, on the net book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved oil and natural gas reserves, as adjusted for the effect of cash flow hedges. This ceiling is compared to the net book value of the oil and gas properties reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment, or non-cash write-down, is required. A ceiling test impairment could cause the Company to record a significant non-cash loss for a particular period; however, the future depletion, depreciation and amortization rate would be reduced. In 2007, 2006 and 2005, the Company recorded ceiling write-downs of $27.4 million, $37.8 million and $13.5 million, respectively.

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

Contractual Obligations

The following table summarizes by period the Company’s contractual obligations as of December 31, 2007.

	Payments Due by Period
	Total	2008	2009 & 2010	2011 & 2012	Thereafter
	(In thousands)

Debt	$22,000	$22,000	$—	$—	$—
Asset retirement obligations(a)	1,510	423	210	—	877
Operating leases	457	198	259	—	—
Gas gathering commitments(b)	4,233	881	1,916	1,436	—
Non-current production and property taxes	403	—	403	—	—

Total contractual obligations	$28,603	$23,502	$2,788	$1,436	$877

(a)	The table above reflects the Company’s estimate of the settlement of its asset retirement obligations; however, neither the timing nor the ultimate settlement amounts of such obligations can be determined in advance with any precision. See Note 3 of Notes to Consolidated Financial Statements.

(b)	Gathering commitments represent minimum estimated gathering fees under a gas gathering contract for gas production from the Company’s Erath County, Texas properties; however, the ultimate settlement amounts of these obligations can not be determined in advance with any precision.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS 157 are effective for us on January 1, 2008. We are currently assessing the impact, if any, that the adoption of this pronouncement will have on our operating results, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective January 1, 2008. We are currently assessing the impact, if any, that the adoption of this pronouncement will have on our operating results, financial position and cash flows.

In April 2007, the FASB issued Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39, (“FIN 39-1”) to amend FIN 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”). The terms “conditional contracts” and “exchange contracts” used in FIN 39 have been replaced with the more general term “derivative contracts.” In addition, FIN 39-1 permits the offsetting of recognized fair values for the right to reclaim cash collateral or the obligation to return cash collateral against fair values of derivatives under certain circumstances, such as under master netting arrangements. Additional disclosure is also required regarding a company’s accounting policy with respect to offsetting fair value amounts. The guidance in FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application allowed. The effects of initial adoption should be recognized as a change in accounting principle through retrospective application for all periods presented. We are currently assessing the impact, if any, that the adoption of this pronouncement will have on our operating results, financial position and cash flows.

In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FIN 48-1”) which amends FIN 48 and provides guidance concerning how an entity should determine whether a tax position is “effectively,” rather than, as previously required, “ultimately,” settled for the purpose of recognizing previously unrecognized tax benefits. In addition, FIN 48-1 provides guidance on determining whether a tax position has been effectively settled. The guidance in FIN 48-1 is effective upon the initial January 1, 2007 adoption of FIN 48. Companies that have not applied this guidance must retroactively apply the provisions of this FSP to the date of the initial adoption of FIN 48. We have adopted FIN 48-1 and no retroactive adjustments were necessary.

In December 2007, the FASB issued Statement SFAS No. 141, Business Combinations (“SFAS 141R”), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results, financial position or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and spot prices applicable to Infinity’s crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a low of $1.19 to a high of $8.54 per Mcf during the year ended December 31, 2007. Oil price realizations ranged from a low of $40.33 per barrel to a high of $89.83 per barrel during that period.

Infinity periodically enters into fixed-price physical contracts and commodity derivative contracts on a portion of its projected natural gas and crude oil production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels by reducing the exposure to oil and gas price fluctuations. Through March 2006, the Company sold 2,000 MMBtu of natural gas per day under one fixed price physical contract. Sales under this fixed price contract were accounted for as normal sales agreements under the exemption in SFAS No. 133. For the years ended December 31, 2006 and 2005, the effect of Infinity’s sale of a portion of its gas production under a fixed price contract, compared to spot sales, was a decrease in revenue of approximately $0.3 million, and $1.4 million, respectively.

As of December 31, 2007, Infinity had the following oil swap and collar derivative arrangements outstanding:

		NYMEX	NYMEX
Terms of Arrangements	Bbls per Day	Floor Price	Ceiling Price

January 1, 2008 — March 31, 2008	50	$62.00	$85.60

		NYMEX
Terms of Arrangements	Bbls per Day	Swap Price

April 1, 2008 — December 31, 2008	65	$57.40
January 1, 2009 — December 31, 2009	55	$57.95
January 1, 2010 — December 31, 2010	50	$58.90

As of December 31, 2007, Infinity had the following natural gas swap arrangements outstanding

	MMBtu	WAHA
Terms of Arrangements	per Day	Swap Price

January 1, 2008 — December 31, 2008	800	$7.235
January 1, 2009 — December 31, 2009	600	$7.170
January 1, 2010 — December 31, 2010	500	$6.865

	MMBtu	CIG - RM
Terms of Arrangements	per Day	Swap Price

January 1, 2008 — December 31, 2008	400	$6.475
January 1, 2009 — December 31, 2009	400	$6.810
January 1, 2010 — December 31, 2010	300	$6.565

In connection with the asset sale completed in January 2008, all of these product derivative agreements were closed and settled at a total cost of $2.3 million.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer, and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Company’s management determined that as of December 31, 2007, the Company’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

Ehrhardt Keefe Steiner & Hottman PC, the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K for the period ended December 31, 2007, has issued an audit report on the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors of Infinity is incorporated by reference to the section entitled “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 annual meeting of stockholders (the “Proxy Statement”).

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

(3) The following exhibits are filed with this report on Form 10-K or incorporated by reference.

EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Placement Agent Warrant in connection with 8% Convertible Subordinated Notes(2)
4.2	Form of Placement Agent Warrants in connection with 7% Convertible Subordinated Notes(3)
4.3	Form of Warrant Agreement for 12% Bridge Note Financing(2)
4.4	Form of Registration Rights Agreement in connection with January 2004 private placement(4)
4.5	Form of Registration Rights Agreement for November 2004 private placement(5)
4.6	Securities Purchase Agreement for Senior Secured Notes dated January 13, 2005(6)
4.7	Registration Rights Agreement dated January 13, 2005(6)
4.8	Form of Warrant in connection with Senior Secured Notes(6)
10.1	Stock Option Plan(2); 1999 Stock Option Plan(7); 2000 Stock Option Plan(8); 2001 Stock Option Plan(8); 2002 Stock Option Plan(9); 2003 Stock Option Plan(10); 2004 Stock Option Plan(11); 2005 Equity Incentive Plan(12); 2006 Equity Incentive Plan(13)
10.2	Loan Agreement between Infinity Energy Resources, Inc., and Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy Bank N.A., dated effective as of January 9, 2007(14)
10.3	Revolving Promissory Note between Infinity Energy Resources, Inc. and Amegy Bank N.A., dated January 9, 2007(14)
10.4	Form of Change in Control Agreement(15)
10.5	Forbearance Agreement with Amegy Bank N.A. dated August 31, 2007(16)
10.6	Farmout and Acquisition Agreement by and between Infinity Oil and Gas of Texas, Inc. and Forest Oil Corporation dated as of December 27, 2007(17)
10.7	Asset Purchase and Sale Agreement by and between Infinity Oil & Gas of Wyoming, Inc. and Forest Oil Corporation dated effective October 1, 2007(17)
10.8	Second Forbearance Agreement with Amegy Bank N.A. dated March 27, 2008
21	Subsidiaries of the Registrant
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC
23.2	Consent of Netherland Sewell & Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002)
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002)

Exhibit
Number	Description of Exhibits

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed on September 13, 2005.

(2)	Incorporated by reference to our Registration Statement (No. 33-17416-D).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on June 29, 2002 (File No. 333-96671).

(4)	Incorporated by reference to our Current Report on Form 8-K, filed on January 21, 2004.

(5)	Incorporated by reference to our Current Report on Form 8-K, filed on November 16, 2004.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed on January 14, 2005.

(7)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

(8)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

(9)	Incorporated by reference to our Annual Report on Form 10-KSB for the transition period ended December 31, 2001.

(10)	Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(11)	Incorporated by reference to our Registration Statement on Form S-8 filed on July 15, 2004 (File No. 333-117390).

(12)	Incorporated by reference to our Registration Statement on form S-8 filed on August 29, 2005 (File No. 333-12794).

(13)	Incorporated by reference to our Proxy Statement on Schedule 14A, filed on May 2, 2006.

(14)	Incorporated by reference to our Current Report on Form 8-K, filed on January 17, 2007.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed on August 10, 2006.

(16)	Incorporated by reference to our Current Report on Form 8-K, filed on September 7, 2007.

(17)	Incorporated by reference to our Current Report on Form 8-K filed on January 3, 2008.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Infinity has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INFINITY ENERGY RESOURCES, INC.

By:	/s/ STANTON E. ROSS
Stanton E. Ross
Chief Executive Officer

Dated: March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Infinity and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ STANTON E. ROSS Stanton E. Ross	Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2008

/s/ DANIEL F. HUTCHINS Daniel F. Hutchins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2008

/s/ JAMES A. TUELL James A. Tuell	Director	March 27, 2008

/s/ ELLIOT M. KAPLAN Elliot M. Kaplan	Director	March 27, 2008

/s/ ROBERT O. LORENZ Robert O. Lorenz	Director	March 27, 2008

/s/ LEROY C. RICHIE Leroy C. Richie	Director	March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infinity Energy Resources, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Infinity Energy Resources, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity Energy Resources, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Infinity Energy Resources, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for share-based payments effective January 1, 2006.

March 27, 2008
Denver, Colorado

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$741	$872
Accounts receivable	1,164	1,511
Prepaid expenses and other	104	719
Prepaid severance taxes	675	609

Total current assets	2,684	3,711
Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down:
Proved	21,429	24,581
Unproved	17,097	26,803
Other assets, net	1,090	1,209

Total assets	$42,300	$56,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable and current portion of long-term debt	$22,000	$48
Accounts payable	5,472	7,832
Accrued liabilities	4,973	2,775
Current portion of asset retirement obligations	423	466

Total current liabilities	32,868	11,121
Long-term liabilities:
Production taxes payable and other liabilities	426	535
Asset retirement obligations, less current portion	1,087	1,136
Derivative liabilities	194	5,895

Total liabilities	34,575	18,687

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $.0001, authorized 10,000,000 shares, issued and outstanding -0- (2007) and -0- (2006) shares	—	—
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 17,871,157 (2007) and 17,866,157 (2006) shares	2	2
Additional paid-in-capital	79,371	78,303
Accumulated other comprehensive income	—	118
Accumulated deficit	(71,648)	(40,806)

Total stockholders’ equity	7,725	37,617

Total liabilities and stockholders’ equity	$42,300	$56,304

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue:
Oil and gas sales	$9,426	$12,292	$9,192
Operating expenses:
Oil and gas production expenses	5,561	4,583	3,548
Oil and gas production taxes	493	806	877
General and administrative expenses	3,479	3,619	3,002
Depreciation, depletion, amortization and accretion	5,584	7,936	6,183
Ceiling write-down of oil and gas properties	27,350	37,800	13,450

	42,467	54,744	27,060

Operating loss	(33,041)	(42,452)	(17,868)
Other income (expense):
Financing costs:
Interest expense	(1,159)	(3,147)	(2,454)
Amortization of loan discount and costs	(516)	(1,290)	(1,066)
Early extinguishment of debt	—	(27,161)	(1,011)
Change in derivative fair value	3,795	14,727	2,908
Other	(20)	535	(424)

Total other income (expense)	2,100	(16,336)	(2,047)

Net loss from continuing operations	(30,941)	(58,788)	(19,915)
Income from discontinued operations	—	12,750	6,338
Gain on sale of discontinued operations, net of tax	99	33,351	—

Net loss	$(30,842)	$(12,687)	$(13,577)

Basic and diluted net loss per share:
Net loss from continuing operations	$(1.73)	$(3.90)	$(1.54)
Income from discontinued operations	—	0.85	0.49
Gain on sale of discontinued operations	—	2.21	—

Net loss	$(1.73)	$(0.84)	$(1.05)

Weighted average shares outstanding (basic and diluted)	17,871	15,085	12,936

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
	(In thousands, except share data)

Balance, January 1, 2005	10,628,196	$1	$43,363	$(14,542)	$—	$28,822
Reclassification of non-employee warrants to derivative liabilities	—	—	(6,090)	—	—	(6,090)
Reclassification of non-employee warrants from derivative liabilities in connection with exercise	—	—	2,174	—	—	2,174
Issuance of common stock upon the exercise of options and warrants	857,556	—	4,707	—	—	4,707
Conversion of subordinated convertible notes and accrued interest into common stock	2,016,236	—	14,181	—	—	14,181
Comprehensive loss:
Net loss	—	—	—	(13,577)	(13,577)	(13,577)

Comprehensive loss					$(13,577)

Balance, December 31, 2005	13,501,988	1	58,335	(28,119)	—	30,217
Issuance of common stock upon conversion of senior secured notes and settlement of accrued interest	4,214,419	1	18,216	—	—	18,217
Issuance of common stock upon the exercise of options	144,750	—	694	—	—	694
Stock-based compensation	—	—	687	—	—	687
Reclassification of non-employee warrants from derivative liabilities		—	341	—	—	341
Other	5,000	—	30	—	—	30
Comprehensive loss:
Net loss	—	—	—	(12,687)	(12,687)	(12,687)
Reclassifications, net of income tax expense	—	—	—	—	(29)	(29)
Unrealized gain on effective commodity derivative instruments	—	—	—	—	147	147

Comprehensive loss					$(12,569)

Balance, December 31, 2006	17,866,157	2	78,303	(40,806)	118	37,617
Issuance of common stock	5,000	—	—	—	—	—
Stock-based compensation	—	—	1,068	—	—	1,068
Comprehensive loss:
Net loss	—	—	—	(30,842)	(30,842)	(30,842)
Reclassifications, net of income tax expense	—	—	—	—	(118)	(118)

Comprehensive loss					$(30,960)

Balance, December 31, 2007	17,871,157	$2	$79,371	$(71,648)	$—	$7,725

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(30,842)	$(12,687)	$(13,577)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion, amortization, accretion and ceiling write-down	32,934	47,091	20,901
Amortization of loan discount and costs	516	1,290	1,066
Non-cash early extinguishment of loan cost	—	27,161	1,052
Current interest expense settled by stock issuance, net of amounts capitalized	—	1,079	—
Interest expense added to principal	—	1,357	—
Non-cash stock-based compensation expense	1,068	717	—
Change in fair value of derivative liabilities	(5,701)	(14,727)	(2,908)
Gain on sale of sale of discontinued operations	(99)	(33,851)	—
Impairment of note receivable and other	—	—	530
(Gain) loss on sales of other assets	—	(255)	96
Unrealized loss (gain) on commodity derivative instruments	2,389	(272)	28
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	347	247	(1,273)
(Increase) in inventories	—	(197)	(167)
(Increase) decrease in prepaid expenses and other	184	(574)	232
Increase (decrease) in accounts payable	(4,560)	1,046	1,034
Increase (decrease) in accrued liabilities	(444)	(2,508)	2,636

Net cash (used in) provided by operating activities	(4,208)	14,917	9,650

Cash flows from investing activities:
Capital expenditures — exploration and production	(17,109)	(25,555)	(39,271)
Capital expenditures — oilfield services	—	(5,569)	(4,190)
Acquisitions — exploration and production	—	—	(330)
Proceeds from sale of discontinued operations, net of transaction costs	99	49,744	—
Proceeds from sale of fixed assets — exploration and production and other	—	280	133
Proceeds from sale of fixed assets — oilfield services	—	8	31
Increase in other assets	—	(888)	(31)
Proceeds from note receivable	—	—	1,204

Net cash (used in) provided by investing activities	(17,010)	18,020	(42,454)

Cash flows from financing activities:
Proceeds from notes payable	—	—	434
Proceeds from borrowings on long-term debt	22,000	8,000	45,000
Proceeds from issuance of common stock	—	694	4,707
Debt and equity issuance costs	(865)	(372)	(2,751)
Repayment of notes payable	(48)	(329)	(406)
Repayment of long-term debt	—	(48,000)	(9,290)

Net cash provided by (used in) financing activities	21,087	(40,007)	37,694

Net (decrease) increase in cash and cash equivalents	(131)	(7,070)	4,890
Cash and cash equivalents, beginning of period	872	7,942	3,052

Cash and cash equivalents, end of period	$741	$872	$7,942

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$232	$580	$1,175
Cash paid for income taxes	401	—	—
Non-cash transactions:
Increase in accounts payable capitalized in the full cost pool for oil and gas properties	2,200	2,400	—
Non-cash costs capitalized in the full cost pool for oil and gas properties	—	2,446	764
Property and equipment acquired through capital lease or assumption of debt	—	—	189
Options and warrants granted in connection with debt, recorded as loan costs or debt discount	—	1,857	8,828
Conversion of subordinated convertible notes and accrued interest to common stock	—	18,217	14,181

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization

Nature of Operations

Infinity Energy Resources, Inc. and its subsidiaries (collectively, “Infinity” or the “Company”) are engaged in the acquisition, exploration, development and production of natural gas and crude oil in the United States and the acquisition and exploration of oil and gas properties offshore Nicaragua in the Caribbean Sea.

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

On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by the Company in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming to Forest Oil Corporation, a New York corporation (“Forest”). The transaction resulted in the sale of approximately 62% of the Company’s proved reserve quantities and 73% of the standardized measure of discounted future net cash flow. In addition, concurrent with the sale, on December 27, 2007, Infinity-Texas entered into a Farmout and Acquisition Agreement (“Farmout Agreement”) for certain oil and gas leaseholds owned by Infinity-Texas in Erath County, Texas. The Farmout Agreement provides that Forest will operate and earn a 75% interest in the spacing unit for each well in a 10-well drilling program. If Forest completes the drilling program, Forest will earn a 50% interest in the approximate 25,000 remaining undeveloped net acres and existing Erath County infrastructure owned by Infinity-Texas. The drilling obligation has been delayed to begin no later than May 1, 2008. Infinity-Texas retains 100% of its interest in all currently completed wells and 100 acres surrounding each currently completed well.

On December 15, 2006, the Company completed the sale of its oilfield services subsidiaries, Consolidated Oil Well Services, Inc. and CIS-Oklahoma, Inc. (collectively “Consolidated”) to Q Consolidated Oil Well Services, LLC for approximately $52,000,000 in cash. In connection with the sale, the Company recognized a gain of $33,351,000 net of taxes of $500,000 in 2006. Included in income from discontinued operations in the accompanying statements of operations for the years ended December 31, 2006 and 2005 and are revenues of $34,625,000 and $21,583,000, respectively. As a result, Consolidated’s results of operations have been presented as discontinued operations in the accompanying statements of operations.

Note 2 —	Liquidity, Going Concern

As reflected in the accompanying Consolidated Statements of Operations, the Company has had a history of losses. In addition, the Company has a significant working capital deficit and is currently experiencing substantial liquidity problems. As also discussed in Note 5, the Company is currently operating under the Second Forbearance Agreement with Amegy under the Revolving Credit Facility.

The Company entered into the Second Forbearance Agreement under the Revolving Credit Facility as a result of the Company’s failure to meet substantially all financial and certain other covenants during certain periods of 2007. Under this agreement, Amegy has agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through May 31, 2008. The Company is required to repay the $7,097,000 borrowing base deficiency (of the $10,903,000 outstanding at March 27, 2008) by May 31, 2008 through the sale of assets, refinancing of the loan or some other means of raising capital. Under the terms of the Second Forbearance Agreement, Amegy may at any time require the Company to proceed with the marketing of the assets of Infinity-Texas. Infinity may be unable to sell assets sufficient to repay the deficiency or to obtain alternative sources of funding to repay the amount due. In

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that event, the Company would have insufficient funds to continue to operate. In addition, if the Company breaches additional provisions of the Loan Agreement or if, by May 31, 2008, it is unable to renegotiate certain continuing loan covenants or is unable to repay the borrowing base deficiency as required, Amegy will be entitled to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued and unpaid interest and other amounts then owing to Amegy would become immediately due and payable. There can be no assurance that waivers will be able to be obtained in this situation at all or on satisfactory terms. Amegy or other creditors may take action to enforce their rights with respect to outstanding obligations, and Infinity may be forced to liquidate. Because substantially all of the Company’s assets are collateral under the Revolving Credit Facility, if Amegy declares an event of default, it would be entitled to foreclose on and take possession of the Company’s assets.

As a result, the Company has classified all $22,000,000 outstanding under the Revolving Credit Facility and the related $2,144,000 commodity derivative liability (included in accrued liabilities in the accompanying consolidated balance sheets) at December 31, 2007 as current liabilities in the accompanying Consolidated Balance Sheets. Concurrent with the sale of assets on January 7, 2008, the Company repaid $11,097,000 of principal outstanding under the Revolving Credit Facility, settled the then commodity derivative liability of $2,258,000, settled general and administrative liabilities of approximately $660,000 and established an escrow account in the amount of $3,700,000 to potentially settle exploration and operating liabilities of Infinity Oil and Gas of Texas, Inc. in the amount of $4,838,000. The Company plans to negotiate with and seek concessions from its trade creditors in order to satisfy these obligations. The Company may also seek an extension to repay the borrowing base deficiency should it be unable to sell assets or obtain alternative sources of funding to repay the deficiency by May 31, 2008.

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

Note 3 —	Summary of Significant Accounting Policies

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments

The Company accounts for derivative instruments or hedging activities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to record derivative instruments at their estimated fair value. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the estimated fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the estimated fair value of derivatives that do not qualify for hedge treatment are recognized in earnings.

The Company periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk.

As a result of certain terms, conditions and features included in certain warrants issued by the Company, those warrants are required to be accounted for as derivative liabilities at estimated fair value. See Note 6.

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and seismic costs) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. The Company capitalized $790,000, $846,000 and $884,000 of internal costs during the years ended December 31, 2007, 2006 and 2005, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.

Depletion of proved oil and gas properties is computed on the units-of-production method, with oil and gas being converted to a common unit of measure based on relative energy content, whereby capitalized costs, as adjusted for estimated future development costs and estimated asset retirement costs, are amortized over the total estimated proved reserve quantities. The costs of wells in progress and unevaluated properties, including directly related seismic costs and any related capitalized interest and capitalized internal costs, are not amortized. On a quarterly basis, such costs are evaluated for inclusion in the costs to be amortized resulting from the determination of proved reserves, impairments, or reductions in value. To the extent that the evaluation indicates these properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Abandonments of unproved properties are accounted for as an adjustment to capitalized costs related to proved oil and gas properties, with no losses recognized.

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

During the first nine months of 2007, the Company recognized aggregate ceiling write-downs of $15,750,000 as a result of the carrying amount of oil and gas properties subject to amortization exceeding the full cost ceiling limitation. At December 31, 2007, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $7,000,000, based upon a natural gas price of approximately $7.21 per Mcf and an oil price of approximately $81.89 per barrel in effect at that date. However, based on the value received for proved properties sold in January 2008, the carrying value of those oil and gas properties exceeded their fair value by an additional $4,600,000. Therefore, the Company recorded an aggregate ceiling write-down of $11,600,000 at December 31, 2007, for a total of $27,350,000 during 2007. In 2006 and 2005, the Company recorded ceiling write-downs totaling $37,800,000 and $13,450,000, respectively.

Prepaid Severance Taxes

At December 31, 2007 and 2006, the Company had approximately $767,000 and $609,000 respectively, recorded as prepaid severance taxes and other assets related to estimated severance tax refunds from the State of Texas. The estimated refunds result from the June 2006 designation of the Barnett Shale in Erath County, Texas as a tight gas formation eligible for a reduced production tax rate. As a result of this designation, the Company reflects the payments of severance taxes for the eligible wells as a prepayment rather than as production tax expense.

Other Assets, Net

At December 31, 2007 and 2006, other assets include approximately $852,000 of cash on deposit at a bank to secure two letters of credit. The letters of credit were issued to the Instituto Nicaraguense de Energia in connection with the Company’s May 2006 execution of exploration and production contracts for two oil and gas concessions in the Caribbean Sea of Nicaragua and the Company’s requirement under the contracts to incur capital costs of a similar amount during the first year of the contracts.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement obligation is required to be accreted each period to present value. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. The following table summarizes the activity for the Company’s asset retirement obligations for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)

Asset retirement obligations at January 1	$1,602	$1,413	$635
Accretion expense	105	112	70
Liabilities incurred	63	30	51
Liabilities assumed	—	—	17
Liabilities settled	(385)	—	(199)
Revision in estimates	125	47	839

Asset retirement obligations at December 31	1,510	1,602	1,413
Less: current portion of asset retirement obligations	(423)	(466)	(284)

Asset retirement obligations at December 31, less current portion	$1,087	$1,136	$1,129

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Interest

The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs capitalized for the years ended December 31, 2007, 2006 and 2005 were $1,141,000, $2,339,000 and $1,451,000, respectively.

Intangible Assets

Intangible assets consist of deferred loan costs, which are amortized over the terms of the related debt instruments using the effective interest method. During the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization of deferred loan costs and early extinguishment of debt related to deferred loan costs of $924,000, $2,634,000 and $1,693,000, respectively. The Company capitalizes amortization of loan costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of loan costs is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total loan cost amortization capitalized for the years ended December 31, 2007, 2006 and 2005 was $408,000, $203,000 and $261,000, respectively. See Note 5.

Revenue Recognition

The Company accounts for natural gas sales using the sales method. Under this method, revenue is recognized based on actual volumes sold by the Company, which may be more or less than the Company’s share of pro-rata production from certain wells. Natural gas imbalances at December 31, 2007, 2006 and 2005 were immaterial. The Company recognizes sales of oil when title to the product is transferred.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. As of December 31, 2007 and 2006, the Company had recorded a full valuation allowance for its net deferred tax asset.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. The provisions of SFAS 157 are effective for us on January 1, 2008. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on our operating results, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value (the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If the Company elects the Fair Value Option for certain financial assets and liabilities, the Company will report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective January 1, 2008. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on our operating results, financial position and cash flows.

In April 2007, the FASB issued Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39, (“FIN 39-1”) to amend FIN 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”). The terms “conditional contracts” and “exchange contracts” used in FIN 39 have been replaced with the more general term “derivative contracts.” In addition, FIN 39-1 permits the offsetting of recognized fair values for the right to reclaim cash collateral or the obligation to return cash collateral against fair values of derivatives under certain circumstances, such as under master netting arrangements. Additional disclosure is also required regarding a company’s accounting policy with respect to offsetting fair value amounts. The guidance in FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application allowed. The effects of initial adoption should be recognized as a change in accounting principle through retrospective application for all periods presented. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on our operating results, financial position and cash flows.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FIN 48-1”) which amends FIN 48 and provides guidance concerning how an entity should determine whether a tax position is “effectively,” rather than, as previously required, “ultimately,” settled for the purpose of recognizing previously unrecognized tax benefits. In addition, FIN 48-1 provides guidance on determining whether a tax position has been effectively settled. The guidance in FIN 48-1 is effective upon the initial January 1, 2007 adoption of FIN 48. Companies that have not applied this guidance must retroactively apply the provisions of this FSP to the date of the initial adoption of FIN 48. The Company has adopted FIN 48-1 and no retroactive adjustments were necessary.

In December 2007, the FASB issued Statement SFAS No. 141, Business Combinations (“SFAS 141R”), and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141, Business Combinations, while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results, financial position or cash flows.

Note 4 —	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)

Commodity derivatives	$2,144	$—
Oil and gas revenue payable to oil and gas property owners	814	742
Production taxes payable — current portion	494	692
Accrued interest	927	—
Accrued income taxes	—	500
Other accrued liabilities	594	841

	$4,973	$2,775

Note 5 —	Debt

Debt consists of the following:

	December 31,
	2007	2006
	(In thousands)

Credit Facility	$22,000	$—
Other	—	48

	22,000	48
Less current portion	(22,000)	(48)

Long-term debt	$—	$—

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility

On January 10, 2007, the Company entered into a reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy Bank N.A. (“Amegy”). Under the related loan agreement (the “Loan Agreement”) between Infinity, Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. (each wholly-owned subsidiaries of the Company and together, the “Guarantors”) and Amegy, Infinity could borrow, repay and re-borrow on a revolving basis up to the aggregate sums permitted under the borrowing base, $22,000,000 (reduced to $10,500,000 effective as of August 10, 2007 and subsequently reduced to $3,806,000 effective as of March 26, 2008). The Revolving Credit Facility had an initial term of two years. Amounts borrowed bear interest at prime plus 0.50% (7.75% at December 31, 2007). Interest payments are due on a monthly basis, and principal payments may be required to meet a borrowing base deficiency or monthly borrowing commitment reductions. The borrowing base under the Revolving Credit Facility and the applicable interest rate are subject to adjustment at least once every nine months. Amounts borrowed under the Revolving Credit Facility are collateralized by substantially all of the assets of Infinity and its subsidiaries and are guaranteed by Infinity’s subsidiaries. The Revolving Credit Facility contains certain standard continuing covenants and agreements and requires the Company to maintain certain financial ratios and thresholds.

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

Effective as of March 26, 2008, the Company entered into the Second Forbearance Agreement under the Revolving Credit Facility as a result of the Company’s failure to meet substantially all financial and certain other covenants during certain periods of 2007. Under this agreement, Amegy has agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through May 31, 2008. The Company is required to repay the $7,097,000 borrowing base deficiency (of the $10,903,000 outstanding at March 27, 2008) by May 31, 2008 through the sale of assets, refinancing of the loan or some other means of raising capital. Under the terms of the Second Forbearance Agreement, Amegy may at any time require the Company to proceed with the marketing of the assets of Infinity-Texas. Infinity may be unable to sell assets sufficient to repay the deficiency or to obtain alternative sources of funding to repay the amount due. In that event, the Company would have insufficient funds to continue to operate. In addition, if the Company breaches additional provisions of the Loan Agreement or if, by May 31, 2008, it is unable to renegotiate certain continuing loan covenants or is unable to repay the borrowing base deficiency as required, Amegy will be entitled to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued and unpaid interest and other amounts then owing to Amegy would become immediately due and payable. Infinity accrued forbearance fees due in connection with the Forbearance Agreements of $554,000 and additional fees consisting of $224,000 for December 2007 and agreed to pay, for each month from January 2008 to May 2008, 1% of the average daily outstanding principal balance of the loan. Amegy has agreed not to charge a default interest rate (prime plus 6.5%) during the forbearance period, but is entitled to impose such rate upon termination of the forbearance period. There can be no assurance that waivers will be able to be obtained in this situation at all or on satisfactory terms. Amegy or other creditors may take action to enforce their rights with respect to outstanding obligations, and Infinity may be forced to liquidate. Because substantially all of the Company’s assets are collateral under the Revolving Credit Facility, if Amegy declares an event of default, it would be entitled to foreclose on and take possession of the Company’s assets.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Notes Facility

The Company had a senior secured notes facility (the “Senior Secured Notes Facility”) with a group of lenders (collectively, the “Buyers”), under which the Company sold, and the Buyers purchased, on four separate occasions, an aggregate of $53 million principal amount of senior secured notes (the “Notes”), and five-year warrants to purchase an aggregate of 5,829,726 shares of the Company’s common stock at an exercise price of $5.00 per share (the “Warrants”). All such warrants were outstanding at December 31, 2007.

The outstanding principal amount of Notes and accrued interest of approximately $49,200,000 was repaid on December 15, 2006 with proceeds from the sale of the Company’s oilfield services business and the Senior Secured Notes Facility was terminated. In connection with the Senior Secured Notes Facility, the Company recognized $26,951,000 of early extinguishment of debt expense. In connection with Note conversions during 2006, the Company reclassified unamortized discount (see discussion below under Debt Discount) of $1,030,000 related to the converted Notes against additional paid-in-capital, reclassified Conversion Option derivative liability of $479,000 (see Note 5) to additional paid-in-capital and wrote off deferred financing costs of $210,000 to early extinguishment of debt.

Debt Discount

In connection with the issuance of the Senior Secured Note Facility discussed above, the Company recorded in previous years aggregate debt discount of $10,685,000, which was being amortized over the maturities of the Notes utilizing the effective interest method. The Company capitalizes amortization of debt discount to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of debt discount was capitalized only for the period that activities are in progress to bring these projects to their intended use. Total debt discount amortized during the years ended December 31, 2006 and 2005 was $995,000 (net of $750,000 capitalized to oil and gas properties) and $647,000 (net of $764,000 capitalized to oil and gas properties).

Note 6 —	Derivative Instruments

Commodity Derivatives

As of December 31, 2007, Infinity had the following oil swap and collar derivative arrangements outstanding:

		NYMEX	NYMEX
Terms of Arrangements	Bbls per Day	Floor Price	Ceiling Price

January 1, 2008 — March 31, 2008	50	$62.00	$85.60

		NYMEX
Terms of Arrangements	Bbls per Day	Swap Price

April 1, 2008 — December 31, 2008	65	$57.40
January 1, 2009 — December 31, 2009	55	$57.95
January 1, 2010 — December 31, 2010	50	$58.90

As of December 31, 2007, Infinity had the following natural gas swap arrangements outstanding:

	MMBtu	WAHA
Terms of Arrangements	per Day	Swap Price

January 1, 2008 — December 31, 2008	800	$7.235
January 1, 2009 — December 31, 2009	600	$7.170
January 1, 2010 — December 31, 2010	500	$6.865

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	MMBtu	CIG-RM
Terms of Arrangements	per Day	Swap Price

January 1, 2008 — December 31, 2008	400	$6.475
January 1, 2009 — December 31, 2009	400	$6.810
January 1, 2010 — December 31, 2010	300	$6.565

Through the third quarter 2006, all of the Company’s collar arrangements qualified as cash flow hedges. In connection with a change in the terms under which the Company sells a portion of its crude oil production and a loss of correlation between the index on which the Company sells its natural gas in Texas and the index on which its natural gas collars are settled, in the fourth quarter 2006 the Company determined it was no longer able to conclude that its oil or natural gas collars were effective hedges. As of December 31, 2007 and 2006, the Company had a derivative (liability) asset of approximately $(2,144,000) and $363,000, respectively, which are included in accrued liabilities and prepaid expenses and other assets, respectively, on the accompanying consolidated balance sheet. During the years ended December 31, 2007, 2006 and 2005, the Company recognized ineffectiveness of approximately ($2,389,000), $244,000 and ($28,000), respectively, under its collar and swap arrangements, which is reflected in change in derivative fair value and other income (expense) in the accompanying consolidated statements of operations. During 2007 the Company received approximately $483,000, net under its collar and swap arrangements, which is included in change in derivative values in the accompanying consolidated statements of operations. During 2006, the Company received approximately $68,000, net under its collar arrangements, which is included in oil and gas revenue in the accompanying consolidated statements of operations. No amounts were received or paid by the Company during 2005 under its collar arrangements. During the years ended December 31, 2007 and 2006, the Company reclassified from other comprehensive income to natural gas revenue, gains of approximately $118,000 and $29,000, respectively, related to contracts that had been designated as cash flow hedges.

In connection with the sale of assets in January 2008, all swap and collar derivative contracts were closed. The Company paid $2,258,000 to settle the contracts subsequent to December 31, 2007.

Other Derivatives

As more fully discussed in Note 5 above, during 2005 and 2006, the Company issued Notes and Warrants. Under the provisions of SFAS No. 133 and EITF 00-19 the Company bifurcated the Conversion Option associated with the Notes and accounted for it and the Warrants as derivatives. During the years ended December 31, 2006 and 2005, the Company recognized changes in derivative fair value of approximately $0 and $34,000, respectively, related to the decrease in the estimated fair value of the Conversion Option. During the years ended December 31, 2007, 2006 and 2005, the Company recognized changes in derivative fair value of approximately $5,701,000, $12,141,000 and $1,885,000, respectively, related to the decrease in the estimated fair value of the Warrants. The terms of the Notes and Warrants contained other embedded derivatives that management determined to have de minimus value.

As a result of the issuance of the initial Notes in January 2005, under the provisions of EITF 00-19, the Company was no longer able to conclude that it had sufficient authorized and unissued shares available to settle its previously issued non-employee options and warrants (the “Non-employee Options and Warrants”) (see Note 7) after considering the commitment to potentially issue common stock under terms of the Notes in an event of default. As such, effective with the issuance of the initial Notes on January 13, 2005, the Company reclassified the estimated fair value of the Non-employee Options and Warrants out of stockholders’ equity and recognized them as a derivative liability of $6,090,000. Changes in the estimated fair value of the Non-employee Options and Warrants were recorded as change in derivative fair value in the accompanying consolidated statements of operations. Non-employee Options and Warrants settled in common stock were remeasured prior to settlement and then reclassified back to additional paid-in capital. During 2005, in connection with the exercise of 538,850 Non-employee Options and Warrants, the Company reclassified $2,174,000 back to additional paid-in capital.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2006 and 2005, the Company recognized changes in derivative fair value of approximately $2,586,000 and $989,000, respectively, related to the decrease in the estimated fair value of these instruments. In connection with the repayment of the Notes on December 15, 2006, the Company was able to conclude that the Non-employee Options and Warrants were no longer required to be accounted for as derivatives. As such, the Company reclassified the Non-employee Options and Warrants derivative liability of $341,000 back to additional paid-in capital during the year ended December 31, 2006.

Note 7 —	Stockholders’ Equity

Non-Employee Warrants and Options

In connection with the Senior Secured Note Facility, during 2006 and 2005 the Company issued five-year warrants to purchase an aggregate of 5,829,726 shares of the Company’s common stock at a price of $5.00 per share. The Warrants contain anti-dilution provisions that require the Company to adjust the exercise price and the number of Warrants outstanding if the Company issues stock at less than the exercise price. Through December 31, 2007, none of these warrants have been exercised.

In connection with the issuance of bridge notes in 2003, the Company issued warrants to purchase an aggregate of 1,163,500 shares of the Company’s common stock at $8.75 per share, with expiration dates ranging from January 23, 2008 through June 27, 2008. The warrant agreement for 250,000 of the warrants issued contain anti-dilution provisions that require the Company to adjust the exercise price and the number of warrants outstanding if the Company sells stock at less than the exercise price. As a result of a previous private institutional placement of equity in 2004, and the conversion of Notes discussed in Note 5, the exercise price of these warrants has been adjusted to $7.13 per share and the number of shares to be acquired under the warrants was increased by 56,954.

The following table summarizes non-employee option and warrant activity for the years ended December 31, 2007, 2006 and 2005:

		Weighted Average	Weighted Average
		Exercise	Grant Date Fair
	Number of Shares	Price per Share	Value per Share

Outstanding, January 1, 2005	2,157,896	$8.17	$
Granted	2,507,363	9.87	3.38
Exercised	(546,850)	6.97

Outstanding, December 31, 2005	4,118,409	9.36
Granted	3,351,571	5.00	3.35

Outstanding, December 31, 2006	7,469,980	5.75
Expired	(608,800)	8.64

Outstanding and exercisable, December 31, 2007	6,861,180	5.49

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about non-employee warrants and options outstanding at December 31, 2007:

	Number
	Outstanding and
	Exercisable at	Weighted Average
	December 31,	Remaining	Weighted Average
Range of Exercise Prices	2007	Contractual Life	Exercise Price

$5.00	5,829,726	2.4 years	$5.00
$7.13	306,954	0.5 years	$7.13
$8.75	724,500	0.5 years	$8.75

	6,861,180

Options Under Employee Option Plans

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of December 31, 2007, 617,881 shares were available for future grants under all plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are calculated based on the methodology used in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following table summarizes the inputs used in the calculation of fair value of options granted during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Expected term (in years)	5.5 — 10	5.5 — 10	10
Expected stock price volatility	55% — 62%	58% — 62%	67%
Expected dividends	—	—	—
Risk-free rate	4.5% — 5.1%	4.71% — 5.15%	4.00% — 4.13%
Forfeiture rate	25%	22.5%	—

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity as of and for the year ended December 31, 2007:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Remaining
	Number of Options	Price per Share	Value	Contractual Term
			(In thousands)

Outstanding at January 1, 2007	1,021,000	$6.58
Granted	450,000	3.68
Exercised	—	—
Expired	(90,500)	8.70
Forfeited	(154,000)	6.11

Outstanding at December 31, 2007	1,226,500	5.42	$—	8.3 years

Exercisable at December 31, 2007	865,250	6.11	$—	7.8 years

The following table summarizes certain information with respect to the Company’s stock option activity during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Weighted average grant-date fair value of options granted	$2.08	$3.71	$6.00
Total intrinsic value of options exercised	—	$291,000	$1,858,000
Compensation expense recognized	$1,068,000	$687,000	—
Cash received from the exercise of stock options	—	$694,000	$957,000
Stock-based compensation expense capitalized	—	—	—
Tax benefits recognized related to stock-based compensation	—	—	—

As of December 31, 2007, the Company had unrecognized compensation cost of $329,000 related to unvested stock options, which will be recognized over the next 10 months, subject to estimated forfeiture rates.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under stock option plans in the year ended December 31, 2005 (in thousands, except per share amounts):

2005

Net loss as reported	$(13,577)
Deduct: Total stock-based employee compensation expense, determined under fair value based method for all awards	(3,177)

Pro forma net loss	$(16,754)

Basic and diluted loss per share — as reported	$(1.05)
Basic and diluted loss per share — as reported	$(1.30)

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Income Taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Current income tax expense	$—	$—	$—
Deferred income tax benefit	(9,814)	(1,616)	(5,464)
Change in valuation allowance	9,814	1,616	5,464

Total income tax benefit	$—	$—	$—

The effective income tax rate varies from the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Federal income tax rate	34.0%	34.0%	34.0%
State income tax rate	2.0	4.5	4.5
Non-deductible debt extinguishment expenses	—	(51.3)	—
Non-deductible / taxable change in derivative fair value	6.3	46.5	(1.9)
Non-deductible interest expense and debt discount	—	(21.4)	—
Other permanent differences	(10.6)	1.0	3.6
Change in valuation allowance	(31.7)	(13.3)	(40.2)

Effective tax rate	—%	—%	—%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets
Accruals and other	$1,316	$262
Property and equipment	10,190	9,101
Alternative minimum tax credit carry-forward	405	500
Statutory depletion carry-forward	1,556	—
Net operating loss carry-forward	9,751	3,541

Gross deferred tax assets	23,218	13,404

Less valuation allowance	(23,218)	(13,404)

Deferred tax asset	$—	$—

For income tax purposes, the Company has net operating loss carry-forwards of approximately $27,100,000, which expire from 2025 through 2027. The Company has provided for a valuation allowance of $23,218,000 due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

During the years ended December 31, 2006 and 2005, the Company realized certain tax benefits related to stock option plans in the amounts of $275,000 and $505,000, respectively. Such benefits were recorded as a deferred

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax asset as they increased the Company’s net operating losses and an increase in additional paid in capital. The recognition of the valuation allowance offset the impact of this benefit.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We also adopted FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) as of January 1, 2007. FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. The adoption of FIN 48 and FSP FIN 48-1 had no effect on the Company’s financial position or results of operations.

Note 9 —	Commitments and Contingencies

Litigation

The Company is subject to numerous claims and legal actions in which vendors are claiming breach of contract due to the Company’s failure to pay amounts due. The Company believes that it has made adequate provision for these claims in the accompanying balance sheets, and that any additional liability with respect to these claims and legal actions will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

The validity of the contracts relating to our concessions offshore Nicaragua, and potentially the concessions themselves, has been challenged before the Supreme Court of Justice of the Republic of Nicaragua. Infinity is currently seeking ratifications of the contracts and concessions. We are unable to predict the results of our efforts to obtain ratifications of the contracts and concessions or the timing of any such resolution. If we are unsuccessful, our contracts or the concessions themselves may be deemed invalid.

Delivery Commitments

Effective September 2001, Infinity-Wyoming entered into a gas gathering and transportation contract with a third-party gatherer and processor in which the third-party gatherer and processor built gas gathering laterals and installed compression facilities to deliver gas produced from the Pipeline Field to the Overland Trail Transmission pipeline. During 2002, the contract was amended to include additional compression and gathering facilities to be installed by the third-party gatherer and processor and delivery points for the additional production being generated by Infinity-Wyoming. Infinity-Wyoming pays a gathering fee of approximately $0.40 per Mcf until 7,500,000 Mcf have been produced at which time the fee is to be reduced to $0.25 per Mcf. Additionally; the Company had annual volume commitments for five years starting September 1, 2001. If the Company exceeded the minimum in any year, the excess reduced the following year’s commitment. If the Company did not meet the minimum in any year, the shortfall was added to the following years. Infinity-Wyoming delivered approximately 4,400,000 Mcf under this contract through September 30, 2006. During 2007, Infinity-Wyoming paid $0.6 million to settle this disputed volume commitment deficiency. The Pipeline sales volumes are also subject to a $0.15 per MMBtu charge for access onto the Overland Trail Transmission line.

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company pays a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through June 30, 2015 associated with firm transportation rights. As of December 31, 2007, and 2006, the Company had accrued approximately $136,000 and $71,000, respectively, as delivery commitment shortfalls under the contract.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Agreements

The Company leases office space under an operating lease with a lease term through April 20, 2010. Future minimum lease payments under the non-cancelable operating lease are as follows at December 31, 2007:

Year Ending December 31,	Operating Lease
(In thousands)

2008	$198
2009	198
2010	61

Total minimum lease payments	$457

Rental expense for the years ended December 31, 2007, 2006 and 2005 was $208,000, $114,000, and $98,000, respectively.

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

Note 10 —	Retirement Plan

The Company has a 401(k) plan covering substantially all of its employees. Effective January 1, 2004, the Company began matching, dollar for dollar, employee contributions up to 4% of gross pay. The Company recognized expense of $37,000, $51,000, $45,000 related to such contributions during the years ended December 31, 2007, 2006 and 2005, respectively.

Note 11 —	Significant Customers

During 2007, sales to three unrelated customers represented 49%, 28% and 14% of total revenue. During 2006, sales to three unrelated customers represented 40%, 28% and 17% of total revenue. During 2005, sales to four unrelated customers represented 32%, 25%, 19% and 14% of total revenue.

Note 12 —	Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities represent the estimated fair value due to the short-term nature of the accounts.

The carrying value of the Company’s debt under its Revolving Credit Facility represents its estimated fair value due to its short-term nature, its adjustable rate of interest and associated fees and expenses.

The estimated fair value of the Company’s current derivative liabilities, all of which relate to commodity swaps and collars, are estimated using year-end futures prices, volumes, delivery dates, and a present value factor commensurate with the derivative contract term as the Company’s swap and collar contracts are not actively traded.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of the Company’s non-current derivative liabilities, all of which relate to the Warrants, is estimated using various models and assumptions related to the term of the instruments, estimated volatility of the price of the Company’s common stock and interest rates, among other items.

Note 13 —	Earnings Per Share

For the years ended December 31, 2007, 2006 and 2005, all of the Company’s common stock equivalents were anti-dilutive. Therefore, the impact of 8,087,680, 8,490,980 and 5,501,659 common stock equivalents outstanding as of December 31, 2007, 2006 and 2005, respectively, were not included in the calculation of diluted loss per share because their effect was anti-dilutive.

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

All of the Company’s proved reserves are located in the United States. The following information about the Company’s proved and proved developed oil and gas reserves was developed from reserve reports prepared by independent reserve engineers:

	Natural Gas	Crude Oil
	(Mcf)	(Barrels)

Proved reserves as of January 1, 2005	8,042,946	193,577
Purchases of reserves in place	—	140,591
Revisions of previous estimates	(2,887,783)	550,832
Extension, discoveries and other additions	6,819,586	20,262
Production	(875,543)	(68,497)

Proved reserves as of December 31, 2005	11,099,206	836,765
Purchases of reserves in place	—	—
Revisions of previous estimates	(7,778,519)	(111,442)
Extension, discoveries and other additions	1,600,803	4,342
Production	(1,142,305)	(81,203)

Proved reserves as of December 31, 2006	3,779,185	648,462
Purchases of reserves in place	—	—
Revisions of previous estimates	1,034,701	1,718
Extension, discoveries and other additions	360,033	85
Production	(940,800)	(55,890)

Proved reserves as of December 31, 2007	4,233,119	594,375

Proved Developed Reserves as of:
December 31, 2005	5,031,235	712,094

December 31, 2006	3,779,185	648,462

December 31, 2007	3,735,422	473,832

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2008, the Company completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by the Company in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming to Forest. The transaction resulted in the sale of proved reserves of 1,405,209 Mcf of natural gas (all of which was proved developed) and 569,591 barrels of crude oil of the Company’s proved reserve quantities.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

	For the Years Ended December 31
	2007	2006	2005
	(In thousands)

Property acquisition costs
Proved	$—	$—	$330
Unproved	2,096	4,844	5,745

Total property acquisition costs	2,096	4,844	6,075
Development costs	—	892	17,099
Exploration costs	18,098	24,942	18,490

Total costs	$20,194	$30,678	$41,664

Unproved property acquisition costs in the table above includes costs related to the Company’s approximately 1,400,000 acre concessions offshore Nicaragua of approximately $367,000, $832,000 and $234,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-down are as follows:

	December 31,
	2007	2006
	(In thousands)

Proved oil and gas properties	$131,532	$101,920
Unproved oil and gas properties	17,097	26,803

Total	148,629	128,723
Less accumulated depreciation, depletion, amortization and ceiling write-down	(110,103)	(77,339)

Net capitalized costs	$38,526	$51,384

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2007, by year that the costs were incurred are as follows:

Year Ended December 31,	(In thousands)

2007	$4,078
2006	5,114
2005	4,842
Prior	3,063

Total costs not being amortized	$17,097

Unevaluated costs include $850,000 related to the Company’s Labarge prospect in southwest Wyoming. Substantially all of the acreage in the prospect is subject to a Bureau of Land Management environmental impact statement (“EIS”). The EIS must be completed before the field can be developed. Unevaluated costs include approximately $2,274,000 related to the Company’s approximate 1,400,000 acre concessions offshore Nicaragua. The Company anticipates that the majority of the unproved costs in the table above will be classified as proved costs within the next five years.

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

	For the Years Ended December 31
	2007	2006	2005
	(In thousands)

Future cash inflows	$79,186	$52,897	$141,982
Future production costs	(29,945)	(20,386)	(49,010)
Future development costs	(3,636)	(300)	(16,785)
Future income tax expense	(441)	—	(656)

Future net cash flows	45,164	32,211	75,531
10% annual discount for estimated timing on cash flows	(19,363)	(10,835)	(32,014)

Standardized measure of discounted future cash flows	$25,801	$21,376	$43,517

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the average year-end spot market gas price and oil price used to compute future cash inflows for each period:

	For the Years Ended December 31
	2007	2006	2005

Weighted average gas price per Mcf	$7.21	$5.66	$8.21
Weighted average oil price per barrel	$81.89	$48.56	$60.74

The following table reconciles the change in the standardized measure of discounted future net cash flow for the periods indicated:

	For the Years Ended December 31
	2007	2006	2005

Beginning of period	$21,376	$43,517	$23,712
Extensions, discoveries and other additions	838	4,788	12,328
Purchases of reserves in place	—	—	442
Net change in sales and transfer prices, net of production costs	7,653	(18,284)	(1,305)
Revision of previous quantity estimates	5,510	(15,735)	12,809
Development costs incurred during the period	—	—	1,525
Sales of oil and gas, net of production costs and taxes	(3,372)	(6,879)	(4,767)
Changes in future development costs	(3,020)	15,718	402
Net change in income taxes	(269)	462	(156)
Changes in production rates and other	(5,053)	(6,609)	(3,875)
Accretion of discount	2,138	4,398	2,402

End of period	$25,801	$21,376	$43,517

In January 2008, the Company completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by the Company in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming to Forest. The transaction resulted in the sale of proved reserves with a standardized measure of discounted future net cash flows of approximately $18,900,000.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Quarterly Consolidated Financial Information (Unaudited)

The following table provides selected quarterly consolidated financial results for the years ended December 31, 2007 and 2006.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

2007
Total revenue	$2,099	$2,533	$2,460	$2,334
Gross profit	$(94)	$1,105	$1,119	$1,242
Net income (loss)	$(3,780)	$(16,059)	$3,223	$(14,226)
Earnings (loss) per share	$(0.21)	$(0.90)	$0.18	$(0.80)
2006
Total revenue	$2,364	$3,356	$3,742	$2,830
Gross profit	$1,020	$2,184	$2,586	$1,113
Net income (loss)	$(11,306)	$2,655	$(28,289)	$24,253
Earnings (loss) per share from continuing operations	$(1.06)	$(0.08)	$(2.15)	$(0.61)
Earnings (loss) per diluted share from continuing operations	$(1.06)	$(0.08)	$(2.15)	$(0.61)
Earnings per share from discontinued operations	$0.24	$0.26	$0.28	$2.05
Earnings per diluted share from discontinued operations	$0.24	$0.26	$0.28	$2.05

Gross profit is equal to revenue less oil and gas production expenses and oil and gas production taxes.

The Company recorded full cost ceiling write-downs of $15,750,000 and $11,600,000 during the second and fourth quarters of 2007, respectively. The Company recorded full cost ceiling write-downs of $9,100,000, $2,500,000, $15,000,000, and $11,200,000 during the first, second, third and fourth quarters of 2006, respectively.

In the third quarter of 2006, the Company recognized $26,951,000 of early extinguishment expense related to two amendments to its then outstanding senior secured notes.

On December 15, 2006 the Company completed the sale of its oilfield services subsidiaries (see Note 1). Net income for the fourth quarter of 2006 includes a gain on the sale of discontinued operations of $33,351,000.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

10.8	Second Forbearance Agreement with Amegy Bank N.A. dated March 27, 2008
21	Subsidiaries of the Registrant
23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC
23.2	Consent of Netherland Sewell & Associates, Inc.
31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002)
31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a14(a) and Rule 15d-14(a) (Section 302 of the Sarbanes-Oxley act of 2002)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)