Form 10-Q
period 2008-06-30
INFINITY ENERGY RESOURCES, INC
filed 2008-08-18
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 15, 2008, 17,869,375, shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,238	$741
Accounts receivable	741	1,164
Prepaid expenses and other	237	104
Prepaid severance taxes	—	675

Total current assets	2,216	2,684
Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down:
Proved	7,290	21,429
Unproved	11,556	17,097
Other assets, net	232	1,090

Total assets	$21,294	$42,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$9,910	$22,000
Accounts payable	1,405	5,472
Accrued liabilities	2,818	4,973
Current portion of asset retirement obligations	432	423

Total current liabilities	14,565	32,868
Long-term liabilities:
Production taxes payable and other liabilities	99	426
Asset retirement obligations, less current portion	518	1,087
Derivative liabilities	119	194

Total liabilities	15,301	34,575

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.0001 per share; 10,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, par value $.0001 per share; 75,000,000 authorized shares, 17,869,375 (2008) and 17,871,157 (2007) shares issued and outstanding	2	2
Additional paid-in-capital	79,716	79,371
Accumulated deficit	(73,725)	(71,648)

Total stockholders’ equity	5,993	7,725

Total liabilities and stockholders’ equity	$21,294	$42,300

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenue
Oil and gas sales	$1,286	$2,533	$2,486	$4,632

Operating expenses
Oil and gas production expenses	622	1,262	1,402	3,320
Oil and gas production taxes	41	166	68	301
General and administrative expenses	812	753	1,609	1,717
Depreciation, depletion, amortization and accretion	385	1,871	777	3,004
Ceiling write-down of oil and gas properties	—	15,750	—	15,750

Total operating expenses	1,860	19,802	3,856	24,092

Operating loss	(574)	(17,269)	(1,370)	(19,460)

Other income (expense)
Interest expense, net of capitalization	(320)	—	(776)	—
Change in derivative fair value	1	1,223	(34)	(351)
Other	68	(13)	103	(28)

Total other income (expense)	(251)	1,210	(707)	(379)

Net income (loss)	$(825)	$(16,059)	$(2,077)	$(19,839)

Basic and diluted net income (loss) per share:
Net income (loss)	$(0.05)	$(0.90)	$(0.12)	$(1.11)

Weighted average shares outstanding:
Basic and diluted	17,869	17,871	17,869	17,871

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2007	17,871,157	$2	$ 79,371	$ (71,648)	$ —	$ 7,725
Forfeiture of common stock	(1,782)	—	—	—	—	—
Stock-based compensation	—	—	345	—	—	345
Comprehensive loss:
Net loss	—	—	—	(2,077)	(2,077)	(2,077)
Reclassifications	—	—	—	—

Total comprehensive loss					$ (2,077)

Balance, June 30, 2008	17,869,375	$2	$ 79,716	$ (73,725)	$ —	$ 5,993

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Six Months
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,077)	$(19,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	777	3,004
Ceiling write-down of oil and gas properties	—	15,750
Non-cash stock-based compensation expense	345	585
Change in fair value of derivative instruments	(75)	(1,069)
Unrealized loss on commodity derivative instruments	—	1,565
Gain on sales of assets	(17)	—
Change in operating assets and liabilities:
Decrease in accounts receivable	423	87
(Increase) decrease in prepaid expenses and other	518	(107)
Decrease in accounts payable and accrued liabilities	(2,569)	(1,029)

Net cash used in operating activities	(2,675)	(1,053)

Cash flows from investing activities:
Capital expenditures – exploration and production	(3,267)	(15,808)
Decrease in other assets	852	—
Proceeds from sale of fixed assets	17,677	—

Net cash provided by (used in) investing activities	15,262	(15,808)

Cash flows from financing activities:
(Repayment of) proceeds from borrowings on debt	(12,090)	17,000
Debt issuance costs	—	(865)
Repayment of notes payable	—	(25)

Net cash (used in) provided by financing activities	(12,090)	16,110

Net increase (decrease) in cash and cash equivalents	497	(751)
Cash and cash equivalents, beginning of period	741	872

Cash and cash equivalents, end of period	$1,238	$121

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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited consolidated financial statements should be read in conjunction with Infinity’s audited consolidated financial statements for the year ended December 31, 2007.
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
Liquidity; Going Concern
     As reflected in the accompanying unaudited Consolidated Statements of Operations, the Company has had a history of losses.  In addition, the Company has a significant working capital deficit and is currently experiencing substantial liquidity problems. As also discussed in Note 2, the Company is currently operating under the Second Forbearance Agreement, as amended, with Amegy Bank, N. A. (“Amegy”) under the Revolving Credit Facility.
     The Company entered into the Second Forbearance Agreement, under the Revolving Credit Facility as a result of the Company’s failure to meet substantially all financial and certain other covenants during certain periods of 2007. Under this agreement, Amegy agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through May 30, 2008. The Company was required to repay the borrowing base deficiency by May 30, 2008 through the sale of assets, refinancing of the loan or some other means of raising capital. The Company failed to comply with the terms of the Second Forbearance Agreement and is currently in discussions with Amegy regarding an extension of the forbearance period or a new forbearance agreement; however, we may be unable to reach agreement on these matters at all or on acceptable terms. Amegy is currently entitled to impose a default interest rate (prime plus 6.5%) or to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued and unpaid interest and other amounts then owing to Amegy would become immediately due and payable. Amegy or other creditors may take action to enforce their rights with respect to outstanding obligations, and Infinity may be forced to liquidate. Because substantially all of the Company’s assets are collateral under the Revolving Credit Facility, if Amegy declares an event of default, it would be entitled to foreclose on and take possession of the Company’s assets.
     As a result, the Company has classified all $9,910,000 outstanding under the Revolving Credit Facility at June 30, 2008 as current liabilities in the accompanying Consolidated Balance Sheets. Concurrent with the sale of assets on January 7, 2008, the Company repaid $11,097,000 of principal outstanding under the Revolving Credit Facility, settled commodity derivative liabilities of $2,258,000, settled general and administrative liabilities of approximately $660,000 and established an escrow account in the amount of $3,700,000 ($438,000 of which remained at June 30, 2008) to settle exploration and operating liabilities of Infinity Oil and Gas of Texas, Inc. in the amount of $4,838,000. The Company continues to negotiate with and seek concessions from its trade creditors in order to satisfy its remaining 2007 obligations, which totaled approximately $700,000 at June 30, 2008.
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
Oil and Gas Properties
     The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and seismic costs) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. The Company capitalized $8,000 and $242,000 of internal costs during the three months ended June 30, 2008 and 2007, respectively, and $38,000 and $444,000 during the six months ended June 30, 2008, and 2007, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.
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
     At June 30, 2008, the full cost ceiling exceeded the carrying value of the Company’s oil and gas properties, based upon a natural gas price of approximately $13.50 per Mcf in effect at that date. A decline in prices received for gas sales or an increase in operating costs or reductions in estimated economically recoverable quantities could result in the recognition of a ceiling write-down of oil and gas properties in a future period.
     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	As of
	June 30,	December 31,
	2008	2007
	(in thousands)
Proved oil and gas properties	$90,090	$ 131,532
Unproved oil and gas properties	11,556	17,097

Total	101,646	148,629
Less accumulated depreciation, depletion, amortization and ceiling write-downs	(82,800)	(110,103)

Net capitalized costs	$18,846	$ 38,526

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
Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. As of June 30, 2008 and December 31, 2007, the Company had recorded a full valuation allowance for its net deferred tax asset.
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

Cash and cash equivalents
     For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand and demand deposits with financial institutions. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. Management monitors the soundness of the financial institutions and believes the Company’s risk is negligible. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2008, cash and cash equivalents include $438,000 designated for the payment of outstanding trade payables associated with exploration activities in Erath County, Texas.
Prepaid Severance Taxes
     At June 30, 2008, and December 31, 2007, the Company had $161,000 and $737,000, respectively, of prepaid severance taxes related to estimated production tax refunds from the State of Texas, $675,000 of which was a current asset at December 31, 2007. The estimated refunds result from the September 2006 designation of the Barnett Shale in Erath County, Texas as a tight gas formation eligible for a reduced production tax rate. As a result of this designation, the Company reflects the payments of severance taxes for the eligible wells as a prepayment rather than as production tax expense.
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

	2008	2007
	(in thousands)
Asset retirement obligations at beginning of period	$ 1,510	$ 1,602
Accretion expense	44	48
Liabilities incurred	—	33
Liabilities settled	—	(259)
Liabilities settled through sale of assets	(604)	—
Revisions of estimates	—	52

Asset retirement obligations at end of period	950	1,476
Less: current portion of asset retirement obligations	(432)	(432)

Asset retirement obligations, less current portion	$ 518	$ 1,044

Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest was capitalized in the three months ended June 30, 2008. Interest costs capitalized in the three months ended June 30, 2007 were $277,000. Interest costs capitalized in the six months ended June 30, 2008, and 2007, were $154,000 and $442,000, respectively.
Intangible Assets
     During the three and six months ended June 30, 2007, the Company recorded amortization of deferred loan costs of $114,000 and $228,000, respectively using the effective interest method. The Company capitalizes amortization of loan costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of loan costs is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total loan cost amortization capitalized in the three and six months ended June 30, 2007 was $114,000 and $228,000, respectively.

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
     The estimated fair value of the Company’s non-current derivative liabilities, all of which relate to warrants, is estimated using various models and assumptions related to the term of the instruments, estimated volatility of the price of the Company’s common stock and interest rates, among other items (SFAS 157 fair value hierarchy level 2).
Earnings Per Share
     Basic income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period. For the three and six months ended June 30, 2008 and 2007, the Company’s common stock equivalents were anti-dilutive. Therefore, the impact of 7,686,000 and 8,393,000 common stock equivalents as of June 30, 2008 and 2007, respectively, were not included in the calculation of diluted loss per share because their effect was anti-dilutive.
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
     In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”). The adoption of SFAS 161 is not expected to have an impact on the Company’s consolidated financial statements, other than additional disclosures. SFAS 161 expands interim and annual disclosures about derivative and hedging activities that are intended to better convey the purpose of derivative use and the risks managed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.
Note 2 —Debt
     Debt consists of the following:

	As of
	June 30,	December 31,
	2008	2007
	(in thousands)
Revolving Credit Facility	$9,910	$ 22,000
Less current portion	(9,910)	(22,000)

Long-term debt	$—	$ —

Revolving Credit Facility
     On January 10, 2007, the Company entered into a reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy. Under the related loan agreement (the “Loan Agreement”) between Infinity, Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. (each wholly-owned subsidiaries of the Company and together, the “Guarantors”) and Amegy, Infinity could borrow, repay and re-borrow on a revolving basis up to the aggregate sums permitted under the borrowing base, $22,000,000 (reduced to $10,500,000 effective as of August 10, 2007 and subsequently reduced to $3,806,000 effective as of March 26, 2008). The Revolving Credit Facility had an initial term of two years. Amounts borrowed bear interest at prime plus 0.50% (5.5% at June 30, 2008). Interest payments are due on a monthly basis, and principal payments may be required to meet a borrowing base deficiency or monthly borrowing commitment reductions. The borrowing base under the Revolving Credit Facility and the applicable interest rate are subject to adjustment at least once every three months. Amounts borrowed under the Revolving Credit Facility are collateralized by substantially all of the assets of Infinity and its subsidiaries and are guaranteed by Infinity’s subsidiaries. The Revolving Credit Facility contains certain standard continuing covenants and agreements and requires the Company to maintain certain financial ratios and thresholds.

     On August 31, 2007, the Company entered into a Forbearance Agreement, effective as of August 10, 2007, under the Loan Agreement among the Company, the Guarantors, and Amegy. The Forbearance Agreement related to the breach by the Company and Guarantors of: (i) the “Interest Coverage Ratio” set forth in Section 8(a) of the Loan Agreement for the period ended June 30, 2007; (ii) the “Funded Debt to EBITDA Ratio” set forth in Section 8(d) of the Loan Agreement and (iii) the requirement to deliver certain lien releases under Section 9 of the Loan Agreement.
     The Company entered into the Second Forbearance Agreement, under the Revolving Credit Facility as a result of the Company’s failure to meet substantially all financial and certain other covenants during certain periods of 2007. Under this agreement, Amegy agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through May 30, 2008. The Company was required to repay the borrowing base deficiency by May 30, 2008 through the sale of assets, refinancing of the loan or some other means of raising capital. The Company failed to comply with the terms of the Second Forbearance Agreement and is currently in discussions with Amegy regarding an extension of the forbearance period or a new forbearance agreement; however, we may be unable to reach agreement on these matters at all or on acceptable terms. Amegy is currently entitled to impose a default interest rate (prime plus 6.5%) or to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued and unpaid interest and other amounts then owing to Amegy would become immediately due and payable. Amegy or other creditors may take action to enforce their rights with respect to outstanding obligations, and Infinity may be forced to liquidate. Because substantially all of the Company’s assets are collateral under the Revolving Credit Facility, if Amegy declares an event of default, it would be entitled to foreclose on and take possession of the Company’s assets.
     Infinity has accrued forbearance and additional fees due in connection with the Forbearance Agreements of $1,548,000 through June 30, 2008.
Senior Secured Notes Facility
     The Company had a senior secured notes facility (the “Senior Secured Notes Facility”) with a group of lenders (collectively, the “Buyers”), under which the Company sold, and the Buyers purchased, on four separate occasions, an aggregate of $53 million principal amount of senior secured notes (the “Notes”) and five-year warrants to purchase an aggregate 5,829,726 shares of the Company’s common stock at an exercise price of $5.00 per share (the “Warrants”). The Notes were repaid in December 2006. All such warrants were outstanding at June 30, 2008.
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
Options Under Employee Option Plans
     In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of June 30, 2008, 317,000 shares were available for future grants under all plans.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data and have varied between 0% and 100% during the six months ended June 30, 2008 and 2007. The actual forfeiture rate could differ from these estimates. The following table summarizes the inputs used in the calculation of fair value of options granted during the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Expected term (in years)	5.5	5.5 – 10.0
Expected stock price volatility	140%	55% - 61%
Expected dividends	—	—
Risk-free rate	3.34%	4.66% - 4.71%
     The following table summarizes stock option activity as of and for the six months ended June 30, 2008:

		Weighted Average	Aggregate	Weighted Average
		Exercise	Intrinsic Value	Remaining
	Number of Options	Price Per Share	(in thousands)	Contractual Term
Outstanding at January 1, 2008	1,226,500	$ 5.42
Granted	550,000	0.38
Forfeited or expired	(247,500)	4.95

Outstanding at June 30, 2008	1,529,000	3.68	$ -	8.5 years

Exercisable at June 30, 2008	1,529,000	3.68	$ -	8.5 years

     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $0.35 and $2.04, respectively. During the six months ended June 30, 2008 and 2007, the Company recognized compensation expense of $402,000 and $585,000, respectively. The Company did not recognize a tax benefit related to the stock-based compensation recognized during the six months ended June 30, 2008 and 2007, as the Company has a fully reserved deferred tax asset. There was no unrecognized compensation cost as of June 30, 2008, related to unvested stock and stock options.
     The Company received no cash proceeds during the six months ended June 30, 2008 and 2007, respectively, from the exercise of stock options.
Note 4 — Derivative Instruments
Commodity Derivatives
     As of June 30, 2008 the Company had no oil and natural gas derivative arrangements outstanding.
     As of December 31, 2007, the Company had net commodity derivative liabilities of $2,144,000, which are included in accrued liabilities in the accompanying Consolidated Balance Sheets. Effective with the three months ended December 31, 2006, the Company determined it no longer qualified to utilize hedge accounting for its oil and natural gas derivative arrangements. As such, all changes in the derivative’s fair value are recognized currently in earnings. During the six months ended June 30, 2008 and 2007, the Company recognized losses of $109,000 and $1,420,000, respectively, under its swap and collar arrangements, which is reflected in change in derivative fair value in the accompanying Consolidated Statements of Operations. The Company paid $2,236,000 under its arrangements during the six months ended June 30, 2008 and received $145,000 during the six months ended June 30, 2007, respectively. During the six months ended June 30, 2007, the Company reclassified from other comprehensive income to change in derivative fair value, gains of $96,000 related to contracts that had been designated as cash flow hedges but lost effectiveness in 2006.
Other Derivatives
     As discussed in Note 2 above, during 2005 and 2006, the Company issued Notes and Warrants. Under the provisions of SFAS No. 133 and EITF 00-19 the Company bifurcated the conversion option associated with the Notes and accounted for it and the Warrants as derivatives. During the six months ended June 30, 2008 and 2007, the Company recognized other income of $75,000 and $1,069,000, respectively, related to the change in the fair value of the Warrants.

Note 5 — Commitments and Contingencies
Delivery Commitments
     Effective September 2001, Infinity-Wyoming entered into a gas gathering and transportation contract with a third-party gatherer and processor in which the third-party gatherer and processor built gas gathering laterals and installed compression facilities to deliver gas produced from the Pipeline Field to the Overland Trail Transmission pipeline. During the six months ended June 30, 2007, Infinity-Wyoming expensed $623,000 to settle this disputed volume commitment deficiency.
     In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company pays a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. As of June 30, 2008 and December 31, 2007, the Company had accrued approximately $157,000 and $90,000, respectively, as quarterly delivery commitment shortfalls under the contract.

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
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statement. Forward-looking statements include, among other items:
•	Infinity’s business strategy and anticipated trends in Infinity’s business and its future results of operations;

•	Infinity’s ability to continue as a going concern;

•	Infinity’s ability to obtain an extension of the forbearance period or a new forbearance agreement from Amegy;

•	Infinity’s ability to repay the significant borrowing base deficiency under the Revolving Credit Facility;

•	possible requirement and efforts to sell assets of Infinity-Texas;

•	the timing of anticipated production from wells under the Farmout Agreement in 2008;

•	the impact of limitations relating to future general and administrative costs on future operations;

•	the impact of cash flows on future operations;

•	our need for external financing in 2008 and beyond;

•	our plans with respect to the exploration and development of our offshore Nicaragua concessions;

•	our ability to obtain final central government approval for our Nicaragua contract and concessions;

•	success of the Company’s plans to move forward with exploration in Nicaragua;

•	our planned capital expenditures in 2008;

•	commencement and progress of exploration, drilling and completion activities;

•	availability of drilling rigs and other support equipment;

•	the connection of Infinity’s wells to third party pipeline systems;

•	the abandonment of wells and the costs associated therewith;

•	the availability of financing on acceptable terms;

•	the impact of governmental regulation;

•	the timing of engineering and environmental impact studies and permitting;

•	title to assets and related liens and encumbrances; and

•	receipt of sufficient rights-of-way grants and permits to operate our business,
     Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following and the risks described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007:
•	covenants and debt service obligations may adversely affect our cash flow and our ability to raise capital;

•	failure to obtain forbearance or waivers of events of default under the Revolving Credit Facility;

•	failure to achieve success under the Farmout Agreement;

•	fluctuations in oil and natural gas prices and production;

•	inaccurate estimations of required capital expenditures;

•	uncertainties inherent in estimating quantities of oil and gas reserves and projecting future rates of production and timing of development activities;

•	operating hazards could result in substantial losses against which we not be adequately insured;

•	an increase in the cost of oil and gas drilling, completion and production and of materials, fuel and labor costs;

•	the availability, conditions and timing of required government approvals and third party financing;

•	a decline in demand for Infinity’s oil and gas production; and

•	changes in general economic conditions.

2008 Operational and Financial Objectives
     On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by the Company in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming. Substantially all of Infinity-Wyoming’s remaining undeveloped leaseholds will require additional geological and geophysical analysis prior to identifying and drilling prospective prospects. Infinity-Wyoming anticipates 2008 capital expenditures will be limited and likely less than $0.5 million to plug and abandon and perform reclamation activities on ten to fifteen wells.
     In addition, concurrent with the Infinity-Wyoming sale, Infinity-Texas entered into a Farmout Agreement with Forest relating to certain oil and gas leaseholds owned by it in Erath County, Texas. Forest began drilling two wells in late April 2008 and assuming results are favorable, we would expect to realize the benefits of initial production from those activities beginning in the third or fourth quarters of 2008. Infinity-Texas plans to focus on maintaining its production in the Fort Worth Basin of central Texas. Infinity-Texas anticipates its 2008 capital expenditures will be limited and likely less than $0.5 million to potentially complete two vertical wells awaiting completion at June 30, 2008.
     The Company’s ability to complete these activities is dependent on a number of factors including, but not limited to:
•	The availability of the capital resources required to fund the activity;

•	The availability of third party contractors for completion services; and

•	The approval by regulatory agencies of applications for permits to conduct exploration activities in a timely manner.
     The validity of the contracts relating to our Nicaraguan concessions, and potentially the concessions themselves, has been challenged and Infinity is currently seeking ratifications of the contracts and concessions from Nicaragua’s federal government. Ratifications have been received from the Autonomous Region of the Southern Atlantic Region (“RAAS”) and the Autonomous Region of the Northern Atlantic (“RAAN”). We now only require final review and approval of the contracts by the central government. We remain hopeful that the central government will approve our contracts in a timely manner. Following the receipt of approval from the national government, Infinity plans to conduct an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data to be acquired over the concession blocks offshore Nicaragua. Infinity also intends to seek offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations. No assurance can be given that any such transactions will be consummated.
Overview of Exploration and Production Activity
     Infinity expects the exploration and development of its Fort Worth Basin acreage and its Rocky Mountain prospects to proceed slowly, due in part to governmental restrictions, limited financial resources, and its requirement to repay the remaining $6.1 million deficiency under the Revolving Credit Facility. In addition to cash flows from operating activities, if any, Infinity will require external financing during the remainder of 2008 and beyond to fund its exploration operations and working capital deficit. Infinity may be unable to obtain such financing on acceptable terms or at all.

          The following table provides statistical information for the three and six months ended June 30, 2008 and 2007:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Production:
Natural gas (MMcf)	105.9	244.3	227.3	473.3
Crude oil (thousands of barrels)	-	17.0	0.3	30.5
Total (MMcfe)	105.9	346.3	228.8	656.3
Financial Data (thousands of dollars):
Total revenue	$1,286	$2,533	$2,486	$4,632
Production expenses	622	1,262	1,402	3,320
Production taxes	41	166	68	301
Financial Data per Unit ($ per Mcfe):
Total revenue	$12.14	$7.31	$10.87	$7.05
Production expenses	5.87	3.64	6.12	5.06
Production taxes	0.39	0.48	0.30	0.46
     At June 30, 2008, the full cost ceiling exceeded the carrying value of the Company’s oil and gas properties, based upon a natural gas price of approximately $13.50 per Mcf in effect at that date. A decline in prices received for gas sales or an increase in operating costs or reductions in estimated economically recoverable quantities could result in the recognition of a ceiling write-down of oil and gas properties in a future period.
Results of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007
Net Income (Loss)
     Infinity reported a net loss of $0.8 million, or $0.05 per basic and diluted share, in the three months ended June 30, 2008, compared to a net loss of $16.1 million, or $0.90 per basic and diluted share, respectively, in the prior year period. The change between periods was the result of the items discussed below.
Revenue
     Infinity achieved oil and gas revenue of $1.3 million in the three months ended June 30, 2008 compared to $2.5 million in the prior year period. The $1.2 million, or 49%, decrease in revenue consisted of an approximate $1.7 million decrease attributable to lower oil and gas production, offset by a $0.5 million increase in average prices. The decrease in equivalent production was principally the result of production in 2007 from properties sold to Forest in January 2008.
Production expenses and taxes
     Production costs decreased to $0.6 million for the three months ended June 30, 2008, from $1.3 million in the prior year period. Oil and gas production expenses decreased $0.5 million as a result of production costs associated with production in 2007 from properties sold to Forest in January 2008. Oil and gas production taxes decreased $0.1 million during the three months ended June 30, 2008 as a result of production taxes in 2007 associated with properties sold to Forest in January 2008.
General and Administrative Expenses
     General and administrative expenses were relatively unchanged at $0.8 million for the three months ended June 30, 2008 and 2007, respectively. Decreases in 2008 in salaries and related personnel costs were offset by increases in legal expenses associated with the settlement of past-due payables and a decrease in internal costs capitalized to oil and gas properties.
Depreciation, Depletion, Amortization and Accretion
     Depreciation, depletion, amortization and accretion (“DD&A”) expense recognized during the three months ended June 30, 2008 decreased $1.5 million to $0.4 million from $1.9 million in the prior year period. Decreased DD&A in the 2008 period resulted primarily from a 69% decrease in equivalent production during the quarter.

Ceiling Write-Down
     At June 30, 2007, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $15.8 million, based upon a natural gas price of approximately $6.29 per Mcf and an oil price of approximately $62.03 per barrel in effect at that date. In the three months ended June 30, 2008 the Company was not required to recognize any such ceiling write-down.
Other Income (Expense)
     Other expense was $0.3 million in the three months ended June 30, 2008 compared to other income of $1.2 million in the prior year period. The $1.5 million change was principally due to a 2007 change in derivative fair value of $1.2 million and interest expense of $0.3 million in the 2008 period.
Income Tax
     Infinity reflected no net tax benefit in the three months ended June 30, 2008 and 2007. The net loss generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of June 30, 2008 and 2007, the Company recorded a full valuation allowance for its net deferred tax asset.
Results of operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007
Net Income (Loss)
     Infinity reported a net loss of $2.1 million, or $0.12 per basic and diluted share, in the six months ended June 30, 2008, compared to a net loss of $19.8 million, or $1.11 per basic and diluted share, in the prior year period. The change between periods was the result of the items discussed below.
Revenue
     Infinity achieved oil and gas revenue of $2.5 million in the six months ended June 30, 2008 compared to $4.6 million in the prior year period. The $2.1 million, or 46%, decrease in revenue consisted of an approximate $3.0 million decrease attributable to lower oil and gas production, offset by a $0.9 million increase in average prices. The decrease in equivalent production was principally the result of production in 2007 from properties sold to Forest in January 2008.
Production expenses and taxes
     Production costs decreased to $1.4 million for the six months ended June 30, 2008, from $3.3 million in the prior year period. Oil and gas production expenses decreased $1.8 million as a result of production costs associated with production in 2007 from properties sold to Forest in January 2008. Oil and gas production taxes decreased $0.2 million during the six months ended June 30, 2008 as a result of production taxes in 2007 associated with properties sold to Forest in January 2008.
General and Administrative Expenses
     General and administrative expenses decreased to $1.6 million in the six months ended June 30, 2008, as compared to $1.7 million for the six months ended June 30, 2007. Decreases in 2008 in salaries and related personnel costs were largely offset by increases in legal expenses associated with the settlement of past-due payables and a decrease in internal costs capitalized to oil and gas properties.
Depreciation, Depletion, Amortization and Accretion
     Depreciation, depletion, amortization and accretion (“DD&A”) expense recognized during the six months ended June 30, 2008 decreased $2.2 million to $0.8 million from $3.0 million in the prior year period. Decreased DD&A in the 2008 period resulted primarily from a 65% decrease in equivalent production during the quarter.

Ceiling Write-Down
     At June 30, 2007, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $15.8 million, based upon a natural gas price of approximately $6.29 per Mcf and an oil price of approximately $62.03 per barrel in effect at that date. In the six months ended June 30, 2008 the Company was not required to recognize any such ceiling write-down.
Other Income (Expense)
     Other expense was $0.7 million in the six months ended June 30, 2008 compared to $0.4 million in the prior year period. The $0.3 million change was principally due to a 2007 charge for change in derivative fair value of $0.4 million and interest expense of $0.8 million in the 2008 period.
Income Tax
     Infinity reflected no net tax benefit in the six months ended June 30, 2008 and 2007. The net loss generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of June 30, 2008 and 2007, the Company recorded a full valuation allowance for its net deferred tax asset.
Liquidity and Capital Resources
     As reflected in the accompanying Consolidated Statements of Operations, we have had a history of losses. In addition, we have a significant working capital deficit and are currently experiencing substantial liquidity problems. The Company entered into the Second Forbearance Agreement, under the Revolving Credit Facility as a result of the Company’s failure to meet substantially all financial and certain other covenants during certain periods of 2007. Under this agreement, Amegy agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through May 30, 2008. The Company was required to repay the borrowing base deficiency by May 30, 2008 through the sale of assets, refinancing of the loan or some other means of raising capital. The Company failed to comply with the terms of the Second Forbearance Agreement and is currently in discussions with Amegy regarding an extension of the forbearance period or a new forbearance agreement; however, we may be unable to reach agreement on these matters at all or on acceptable terms. Amegy is currently entitled to impose a default interest rate (prime plus 6.5%) or to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued and unpaid interest and other amounts then owing to Amegy would become immediately due and payable. Amegy or other creditors may take action to enforce their rights with respect to outstanding obligations, and Infinity may be forced to liquidate. Because substantially all of the Company’s assets are collateral under the Revolving Credit Facility, if Amegy declares an event of default, it would be entitled to foreclose on and take possession of the Company’s assets.
     Infinity agreed to pay Amegy forbearance and additional fees in connection with the Forbearance Agreements which totaled $1.5 million at June 30, 2008.
     As a result, the Company has classified all $9.9 million outstanding under the Revolving Credit Facility at June 30, 2008 as a current liability in the accompanying Consolidated Balance Sheets. Amounts borrowed under the Credit Facility bear interest at prime plus 0.50%.
     Concurrent with the sale of assets on January 7, 2008, the Company repaid $11.1 million of principal outstanding under the Revolving Credit Facility, settled commodity derivative liabilities of $2.3 million, settled general and administrative liabilities of approximately $0.7 million and established an escrow account in the amount of $3.7 million to potentially settle exploration and operating liabilities of Infinity-Texas in the amount of approximately $4.8 million. At June 30, 2008, cash and cash equivalents of $0.4 million were designated for the repayment of 2007 trade payables of approximately $0.7 million. The Company plans to continue to negotiate with and seek concessions from its trade creditors in order to satisfy these obligations.
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

     As of June 30, 2008, the Company had a working capital deficit of $12.3 million, compared to a working capital deficit of $30.2 million at December 31, 2007. The $17.8 million change in working capital is largely the result of the application of the $17.7 million of proceeds from the sale of assets to Forest to the repayment of $12.1 million in debt, the settlement of $2.3 million of commodity derivative liabilities in January 2008, payments to trade creditors of $2.9 million and the $0.4 million increase in designated cash.
     During the six months ended June 30, 2008, cash used in operating activities was $2.7 million, compared to $1.1 million in 2007. During the 2008 period, cash provided by investing activities was $15.3 million, compared to $15.8 million used in investing activities in 2007. Excluding net proceeds of $17.7 million from the sale of the assets in January 2008, cash used in investing activities during the 2008 period was $2.4 million. The decrease in cash used for capital expenditures of $12.5 million was primarily attributable to a decrease in exploration and development capital expenditures resulting from the suspension of exploration and development activities since mid-2007. During the 2008 period, cash used in financing activities was $12.1 million, compared to $16.1 million provided by financing activities during 2007. The net change of $28.2 million was principally due to the repayment of $12.1 million of debt during the 2008 period compared to proceeds of $17.0 million received from borrowings in 2007.
Off-Balance Sheet Arrangement
     The Company has no off-balance sheet arrangements.
Outlook for 2008
     Depending on the availability of capital resources, the availability of third party contractors for drilling and completion services, and satisfaction of regulatory activities, Infinity could incur capital expenditures of approximately $1 million to $1.5 million during the remainder of 2008. Approximate capital expenditures by operating entity are anticipated to be less than $0.5 million by each of Infinity-Texas, Infinity-Wyoming; and Infinity Energy Resources, Inc.
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
     In summary, Infinity believes that it will have up to $1 million available to it in 2008 from cash from operating activities after payment of current operating expenses and interest payments under our Revolving Credit Facility to fund its potentially required 2008 capital expenditures of $1 million to $2 million.
     If cash flow from operating activities is not at levels anticipated, Infinity may seek the forward sale of oil and gas production, partnerships or strategic alliances for the development of its undeveloped acreage, the public or private offering of common or preferred equity or subordinated debt, asset sales, or other joint interest or joint venture opportunities to fund any cash shortfalls, or, because a portion of Infinity’s potential capital expenditures are discretionary, Infinity could decrease to some degree the level of its capital expenditures. There can be no assurance that the Company would be able to consummate any such sale, partnership, alliance, offering or venture at all or on terms acceptable to the Company.
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
     In March 2008, the FASB issued Statement No. 161, Disclosure about Derivative instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”). The adoption of SFAS 161 is not expected to have an impact on the Company’s consolidated financial statements, other than additional disclosures. SFAS 161 expands interim and annual disclosures about derivative and hedging activities that are intended to better convey the purpose of derivative use and the risks managed. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Commodity Risk
     Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and natural gas spot prices applicable to Infinity’s crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a low of $9.14 to a high of $13.61 per Mcf during the six months ended June 30, 2008. Oil price realizations ranged from a low of $86.45 per barrel to a high of $101.38 per barrel during that period.
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
     As of June 30, 2008 the Company had no crude oil and natural gas derivative arrangements outstanding.
Interest Rate Risk
     Infinity’s exposure to changes in interest rates results from our $9.9 million in floating rate debt at June 30, 2008. The result of a 10% fluctuation in the prime rate would impact our interest expense, before capitalization, by less than $0.1 million per year.
ITEM 4. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.
     No changes in internal controls over financial reporting occurred during the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company anticipates that the loss of certain accounting personnel in the third quarter of 2008 may materially affect the Company’s internal control over financial reporting in future periods, and the Company plans to monitor these personnel changes and work to maintain the effectiveness of our internal controls.
PART II
ITEM 1. LEGAL PROCEEDINGS
     There were no material developments in the material litigation in which the Company is currently involved as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, other than the settlement of all matters associated with BJ Services, U.S.A., Sequoia Fossils Fuel Corp. and Bronco Drilling Company, Inc.
ITEM 1A. RISK FACTORS
     There have been no material changes to our risk factors compared to those provided in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     The Loan Agreement with Amegy contains certain standard continuing covenants and agreements and requires Infinity to maintain certain financial ratios and thresholds. In March 2008, the Company entered into the Second Forbearance Agreement under the Revolving Credit Facility as a result of the Company’s failure to meet substantially all financial and certain other covenants during 2007. The Company has also failed to meet these covenants during 2008, and failed to comply with the terms of the Second Forbearance Agreement. The company is currently in discussions with Amegy regarding an extension to the forbearance period or a new forbearance agreement; however we may be unable to reach an agreement on these matters at all or on acceptable terms.
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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	August 15, 2008
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	August 15, 2008
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)