Form 10-Q
period 2008-09-30
INFINITY ENERGY RESOURCES, INC
filed 2008-11-10
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of November 6, 2008, 17,869,375, shares of the Registrant’s $0.0001 par value Common Stock were outstanding.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$476	$741
Accounts receivable	854	1,164
Prepaid expenses and other	350	104
Prepaid severance taxes	—	675

Total current assets	1,680	2,684
Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down:
Proved	3,483	21,429
Unproved	11,667	17,097
Other assets, net	235	1,090

Total assets	$17,065	$42,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$9,910	$22,000
Accounts payable	1,226	5,472
Accrued liabilities	3,203	4,973
Current portion of asset retirement obligations	432	423

Total current liabilities	14,771	32,868
Long-term liabilities:
Production taxes payable and other liabilities	125	426
Asset retirement obligations, less current portion	524	1,087
Derivative liabilities	292	194

Total liabilities	15,712	34,575

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.0001 per share; 10,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, par value $.0001 per share; 75,000,000 authorized shares, 17,869,375 (2008) and 17,871,157 (2007) shares issued and outstanding	2	2
Additional paid-in-capital	79,716	79,371
Accumulated deficit	(78,365)	(71,648)

Total stockholders’ equity	1,353	7,725

Total liabilities and stockholders’ equity	$17,065	$42,300

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenue
Oil and gas sales	$1,062	$2,460	$3,548	$7,092

Operating expenses
Oil and gas production expenses	772	1,162	2,174	4,482
Oil and gas production taxes	48	179	116	480
General and administrative expenses	484	965	2,093	2,682
Depreciation, depletion, amortization and accretion	359	1,228	1,136	4,232
Ceiling write-down of oil and gas properties	3,500	—	3,500	15,750

Total operating expenses	5,163	3,534	9,019	27,626

Operating loss	(4,101)	(1,074)	(5,471)	(20,534)

Other income (expense)
Interest expense, net of capitalization	(366)	(641)	(1,142)	(641)
Change in derivative fair value	(173)	4,842	(207)	4,491
Other	—	(3)	103	(31)

Total other income (expense)	(539)	4,198	(1,246)	3,819

Net income (loss) from continuing operations	(4,640)	3,124	(6,717)	(16,715)
Income from discontinued operations	—	99	—	99

Net income (loss)	$(4,640)	$3,223	$(6,717)	$(16,616)

Basic and diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.26)	$0.18	$(0.38)	$(0.93)
Income from discontinued operations	—	—	—	—

Net income (loss)	$(0.26)	$0.18	$(0.38)	$(0.93)

Weighted average shares outstanding:
Basic and diluted	17,869	17,871	17,869	17,871

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2007	17,871,157	$2	$79,371	$(71,648)	$—	$7,725
Forfeiture of common stock	(1,782)	—	—	—	—	—
Stock-based compensation	—	—	345	—	—	345
Comprehensive loss:
Net loss	—	—	—	(6,717)	(6,717)	(6,717)
Reclassifications	—	—	—	—	—
Total comprehensive loss					$(6,717)

Balance, September 30, 2008	17,869,375	$2	$79,716	$(78,365)	$—	$1,353

See Notes to Unaudited Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	For the Nine Months
	Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(6,717)	$(16,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	1,136	4,232
Ceiling write-down of oil and gas properties	3,500	15,750
Non-cash stock-based compensation expense	345	875
Amortization of loan discount and costs	—	174
Change in fair value of derivative instruments	98	(5,309)
Unrealized loss on commodity derivative instruments	—	1,165
Gain on sales of assets	(17)	—
Change in operating assets and liabilities:
Decrease in accounts receivable	310	(173)
(Increase) decrease in prepaid expenses and other	400	(170)
Decrease in accounts payable and accrued liabilities	(2,337)	(4,925)

Net cash used in operating activities	(3,282)	(4,997)

Cash flows from investing activities:
Capital expenditures — exploration and production	(3,422)	(16,720)
Decrease in other assets	852	—
Proceeds from sale of oil and gas properties	17,677	—

Net cash provided by (used in) investing activities	15,107	(16,720)

Cash flows from financing activities:
(Repayment of) proceeds from borrowings on debt	(12,090)	22,000
Debt issuance costs	—	(865)
Repayment of notes payable	—	(38)

Net cash (used in) provided by financing activities	(12,090)	21,097

Net decrease in cash and cash equivalents	(265)	(620)
Cash and cash equivalents, beginning of period	741	872

Cash and cash equivalents, end of period	$476	$252

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
     Basis of Presentation
     The unaudited consolidated financial statements include the accounts of Infinity Energy Resources, Inc. and its wholly-owned subsidiaries, which include Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”), Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”), and Infinity Oil & Gas of Kansas, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited consolidated financial statements should be read in conjunction with Infinity’s audited consolidated financial statements for the year ended December 31, 2007.
     On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by the Company in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming to Forest Oil Corporation, a New York corporation (“Forest”). The transaction resulted in the sale of approximately 62% of the Company’s proved reserve quantities and 73% of the standardized measure of discounted future net cash flow. In addition, concurrent with the sale, on December 27, 2007, Infinity-Texas entered into a Farmout and Acquisition Agreement (the “Farmout Agreement”) for certain oil and gas leaseholds owned by Infinity-Texas in Erath County, Texas. The Farmout Agreement provides that Forest will operate and earn a 75% interest in the spacing unit for each well in a 10-well drilling program. If Forest completes the drilling program, Forest will earn a 50% interest in the approximate 25,000 remaining undeveloped net acres and existing Erath County infrastructure owned by Infinity-Texas. Infinity-Texas retains 100% of its interest in all previously completed wells and 100 acres surrounding each such completed well.
     Liquidity; Going Concern
     As reflected in the accompanying unaudited Consolidated Statements of Operations, the Company has had a history of losses. In addition, the Company has a significant working capital deficit and is currently experiencing substantial liquidity problems. As also discussed in Note 2, the Company is currently operating under the Third Forbearance Agreement with Amegy Bank, N. A. (“Amegy”) under the Revolving Credit Facility.
     The Company entered into the Third Forbearance Agreement under the Revolving Credit Facility as a result of the Company’s failure to meet substantially all financial and certain other covenants during 2008. Under this agreement, Amegy agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through May 31, 2009. The Company is required to repay the borrowing base deficiency by May 31, 2009 through the sale of assets, refinancing of the loan or some other means of raising capital.
     The Company has classified all $9,910,000 outstanding under the Revolving Credit Facility at September 30, 2008 as current liabilities in the accompanying Consolidated Balance Sheets. Concurrent with the sale of assets on January 7, 2008, the Company repaid $11,097,000 of principal outstanding under the Revolving Credit Facility, settled commodity derivative liabilities of $2,258,000, settled general and administrative liabilities of approximately $660,000 and established an escrow account in the amount of $3,700,000 ($296,000 of which remained at September 30, 2008) to settle primarily exploration and operating liabilities of Infinity Oil and Gas of Texas, Inc. in the amount of $4,838,000. The Company continues to negotiate with and seek concessions from its trade creditors in order to satisfy its remaining 2007 obligations, which totaled approximately $500,000 at September 30, 2008.

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
     Oil and Gas Properties
     The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and seismic costs) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. The Company capitalized $8,000 and $237,000 of internal costs during the three months ended September 30, 2008 and 2007, respectively, and $46,000 and $681,000 during the nine months ended September 30, 2008, and 2007, respectively. Costs associated with production and general corporate activities are expensed in the period incurred.
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
     At September 30, 2008, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $3,500,000, based upon a natural gas price of approximately $6.50 per Mcf in effect at that date. A decline in prices received for gas sales or an increase in operating costs or reductions in estimated economically recoverable quantities could result in the recognition of a ceiling write-down of oil and gas properties in a future period. In the three and nine months ended September 30, 2008, the Company recognized a ceiling write-down of $3,500,000. In the nine months ended September 30, 2007, the Company recognized a ceiling write-down of $15,750,000.
     Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	As of
	September 30,	December 31,
	2008	2007
	(in thousands)
Proved oil and gas properties	$90,134	$131,532
Unproved oil and gas properties	11,667	17,097

Total	101,801	148,629
Less accumulated depreciation, depletion, amortization and ceiling write-downs	(86,651)	(110,103)

Net capitalized costs	$15,150	$38,526

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
     The Company periodically hedges a portion of its oil and gas production through swap and collar agreements. The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of September 30, 2008, the Company had no oil and natural gas derivative arrangements outstanding.
     As a result of certain terms, conditions and features included in certain warrants issued by the Company, those warrants are required to be accounted for as derivatives at estimated fair value.
     Income Taxes
     The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. As of September 30, 2008 and December 31, 2007, the Company had recorded a full valuation allowance for its net deferred tax asset.
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
     Cash and cash equivalents
     For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand and demand deposits with financial institutions. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. Management monitors the soundness of the financial institutions and believes the Company’s risk is negligible. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2008, cash and cash equivalents include $296,000 designated primarily for the payment of outstanding trade payables associated with exploration activities in Erath County, Texas.
     Prepaid Severance Taxes
     At September 30, 2008, and December 31, 2007, the Company had $166,000 and $737,000, respectively, of prepaid severance taxes related to estimated production tax refunds from the State of Texas, $675,000 of which was a current asset at December 31, 2007. The estimated refunds result from the September 2006 designation of the Barnett Shale in Erath County, Texas as a tight gas formation eligible for a reduced production tax rate. As a result of this designation, the Company reflects the payments of severance taxes for the eligible wells as a prepayment rather than as production tax expense.
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

	2008	2007
	(in thousands)
Asset retirement obligations at beginning of period	$1,510	$1,602
Accretion expense	50	78
Liabilities incurred	—	63
Liabilities settled	—	(385)
Liabilities settled through sale of assets	(604)	—
Revisions of estimates	—	125

Asset retirement obligations at end of period	956	1,483
Less: current portion of asset retirement obligations	(432)	(705)

Asset retirement obligations, less current portion	$524	$778

     Capitalized Interest
     The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest was capitalized in the three months ended September 30, 2008. Interest costs capitalized in the three months ended September 30, 2007 were $417,000. Interest costs capitalized in the nine months ended September 30, 2008, and 2007, were $154,000 and $859,000, respectively.
     Intangible Assets
     During the three and nine months ended September 30, 2007, the Company recorded amortization of deferred loan costs of $280,000 and $508,000, respectively using the effective interest method. The Company capitalizes amortization of loan costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of loan costs is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total loan cost amortization capitalized in the three and nine months ended September 30, 2007 was $105,000 and $333,000, respectively.
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
     The estimated fair value of the Company’s non-current derivative liabilities, all of which relate to warrants, is estimated using various models and assumptions related to the term of the instruments, estimated volatility of the price of the Company’s common stock and interest rates, among other items (SFAS No. 157, Fair Value Measurements (“SFAS 157”) fair value hierarchy level 2). As defined in SFAS 157, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based upon observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable and are valued using models or other valuation methodologies (level 2), and the lowest priority to unobservable inputs (level 3 measurement).
     Earnings Per Share
     Basic income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period. For the three and nine months ended September 30, 2008 and 2007, the Company’s common stock equivalents were anti-dilutive. Therefore, the impact of 7,345,000 and 8,408,000 common stock equivalents as of September 30, 2008 and 2007, respectively, were not included in the calculation of diluted loss per share because their effect was anti-dilutive.
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
     Note 2 —Debt
     Debt consists of the following:

	As of
	September 30,	December 31,
	2008	2007
	(in thousands)
Revolving Credit Facility	$9,910	$22,000
Less current portion	(9,910)	(22,000)

Long-term debt	$—	$—

     Revolving Credit Facility
     On January 10, 2007, the Company entered into a reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy. Under the related loan agreement (the “Loan Agreement”) between Infinity, Infinity-Texas and Infinity-Wyoming (each wholly-owned subsidiaries of the Company and together, the “Guarantors”) and Amegy, Infinity could borrow, repay and re-borrow on a revolving basis up to the aggregate sums permitted under the borrowing base, $22,000,000 (reduced to $10,500,000 effective as of August 10, 2007 and subsequently reduced to $3,806,000 effective as of March 26, 2008). The Revolving Credit Facility had an initial term of two years. Amounts borrowed bear interest at prime plus 0.50% (5.5% at September 30, 2008). Interest payments were due on a monthly basis, and principal payments may be required to meet a borrowing base deficiency or monthly borrowing commitment reductions. The borrowing base under the Revolving Credit Facility and the applicable interest rate was subject to adjustment at least once every three months. Amounts borrowed under the Revolving Credit Facility are collateralized by substantially all of the assets of Infinity and its subsidiaries and are guaranteed by Infinity’s subsidiaries. The Revolving Credit Facility contains certain standard continuing covenants and agreements and requires the Company to maintain certain financial ratios and thresholds.
     On August 31, 2007, the Company entered into a Forbearance Agreement, effective as of August 10, 2007, under the Loan Agreement among the Company, the Guarantors, and Amegy. The Forbearance Agreement related to the breach by the Company and

Guarantors of: (i) the “Interest Coverage Ratio” set forth in Section 8(a) of the Loan Agreement for the period ended September 30, 2007; (ii) the “Funded Debt to EBITDA Ratio” set forth in Section 8(d) of the Loan Agreement and (iii) the requirement to deliver certain lien releases under Section 9 of the Loan Agreement. The Company entered into the Second Forbearance Agreement, under the Revolving Credit Facility as a result of the Company’s failure to meet substantially all financial and certain other covenants during certain periods of 2007.
     On October 16, 2008, the Company entered into a Third Forbearance Agreement under the Loan Agreement. This agreement relates to the breach by the Company and Guarantors of (i) substantially all financial covenants set forth in Section 8 of the Loan Agreement for the period ended March 31 and June 30, 2008; and (ii) certain covenants set forth in Section 7 of the Loan Agreement for the period ended March 31 and June 30, 2008 (the “Existing Defaults”). Under this agreement, the borrowing base remained at $3,806,000, with a resulting borrowing base deficiency of $6,104,000. The borrowing base shall not be subject to redetermination by Amegy during the Forbearance Period (as defined below). The borrowing base deficiency must be cured by the end of the Forbearance Period through the sale of assets, refinancing of the loan, or some other means of raising capital. Under this agreement, Amegy agrees to forebear from exercising any remedies under the Loan Agreement and related loan documents and to waive the Existing Defaults for the forbearance period commencing as of June 1, 2008 and continuing through May 31, 2009, unless otherwise extended or earlier terminated by Amegy due to a further default under the Agreement or the Loan Agreement, as set forth in the Agreement (the “Forbearance Period”). In connection with the Third Forbearance Agreement, the term of the Loan Agreement and related note was extended until May 31, 2009.
     During the Forbearance Period, the interest rate will continue at the stated rate plus the applicable margin, which is prime plus 0.50% (5.5% at September 30, 2008) as set forth under the revolving note, and certain operating and financial limitations remain in place. Certain officers of the Company were required to exercise stock options for 550,000 shares, with the $209,000 of proceeds allowed to be used by the Company for general and administrative expenses without restriction. These options were exercised on October 21, 2008. In addition, Amegy agrees, upon the request of the Company, to issue one or more letters of credit in an amount not to exceed $850,000 as security for the Company’s obligations with respect to the Nicaragua Concessions (as defined below).
     The Company has committed that on or before December 31, 2008, or at such later date as agreed to by Amegy, the Company will have received all governmental authorizations necessary for the validation and ratification of the concessions (“Government Approval”) in the Tyra and Perlas Blocks, offshore Nicaragua (the “Nicaragua Concessions”). In addition, the Company has agreed that on or before October 31, 2008, the Company shall have obtained one or more subordinate loans in an aggregate amount not less than $1,500,000, which shall be held in escrow until the Company has received Government Approval. Amegy will allow the subordinated loans to be secured by the assets of the Company, subject to Amegy’s security interest. As of November 6, 2008, the Company is still in the process of negotiating the subordinated loan with a potential investor, and is therefore not in compliance with certain of the terms of the Third Forbearance Agreement.
     The Company has agreed to proceed with the sale and marketing of all remaining assets of Infinity-Wyoming and to take certain actions in furtherance of such sale. In addition, once Government Approval of the Nicaragua Concessions has been obtained, Amegy may require the Company to proceed with the sale and marketing of the assets of Infinity-Texas.
     The Company has also agreed to pay Amegy a forbearance/waiver fee of 1.0% of the average daily outstanding principal balance of the revolving note until Government Approval has been obtained, and a forbearance/waiver fee of .75% of the average daily outstanding principal balance of the revolving note thereafter. If on or before January 31, 2009, the outstanding principal balance on the revolving note has been paid down, such forbearance/waiver fee is subject to pro rata reduction. The forbearance/waiver fee is due on or before the earlier of the end of the Forbearance Period, the cure of the borrowing base deficiency or the refinance of the revolving note by another lender.
     Should the Company fail to comply with the terms of the Third Forbearance Agreement, Amegy would be entitled to impose a default interest rate (prime plus 6.5%) or to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued and unpaid interest and other amounts then owing to Amegy would become immediately due and payable. Amegy or other creditors may take action to enforce their rights with respect to outstanding obligations, and Infinity may be forced to liquidate. Because substantially all of the Company’s assets are collateral under the Revolving Credit Facility, if Amegy declares an event of default, it would be entitled to foreclose on and take possession of the Company’s assets.
     Infinity has accrued interest and forbearance and additional fees due in connection with the Forbearance Agreements of $1,822,000 as of September 30, 2008.
     Senior Secured Notes Facility
     The Company had a senior secured notes facility (the “Senior Secured Notes Facility”) with a group of lenders (collectively, the “Buyers”), under which the Company sold, and the Buyers purchased, on four separate occasions, an aggregate of $53 million principal amount of senior secured notes (the “Notes”) and five-year warrants to purchase an aggregate 5,829,726 shares of the Company’s common stock at an exercise price of $5.00 per share (the “Warrants”). The Notes were repaid in December 2006. All such warrants were outstanding at September 30, 2008.
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
     Options Under Employee Option Plans
     In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of September 30, 2008, 317,000 shares were available for future grants under all plans.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data and have varied between 0% and 100% during the nine months ended September 30, 2008 and 2007. The actual forfeiture rate could differ from these estimates. The following table summarizes the inputs used in the calculation of fair value of options granted during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Expected term (in years)	5.5	5.5 - 10.0
Expected stock price volatility	140%	55% - 62%
Expected dividends	—	—
Risk-free rate	3.34%	4.57% - 4.86%
     The following table summarizes stock option activity as of and for the nine months ended September 30, 2008:

		Weighted Average	Aggregate	Weighted Average
		Exercise	Intrinsic Value	Remaining
	Number of Options	Price Per Share	(in thousands)	Contractual Term
Outstanding at January 1, 2008	1,226,500	$5.42
Granted	550,000	0.38
Forfeited or expired	(281,500)	4.82

Outstanding at September 30, 2008	1,495,000	3.68	$—	8.3 years

Exercisable at September 30, 2008	1,495,000	3.68	$—	8.3 years

     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0.35 and $1.95, respectively. During the nine months ended September 30, 2008 and 2007, the Company recognized compensation expense of $345,000 and $875,000, respectively. The Company did not recognize a tax benefit related to the stock-based compensation recognized during the nine months ended September 30, 2008 and 2007, as the Company has a fully reserved deferred tax asset. There was no unrecognized compensation cost as of September 30, 2008, related to unvested stock and stock options.

     The Company received no cash proceeds during the nine months ended September 30, 2008 and 2007, respectively, from the exercise of stock options.
     Note 4 — Derivative Instruments
     Commodity Derivatives
     As of September 30, 2008, the Company had no oil and natural gas derivative arrangements outstanding.
     As of December 31, 2007, the Company had net commodity derivative liabilities of $2,144,000, which are included in accrued liabilities in the accompanying Consolidated Balance Sheets. Effective with the three months ended December 31, 2006, the Company determined it no longer qualified to utilize hedge accounting for its oil and natural gas derivative arrangements. As such, all changes in the derivative’s fair value are recognized currently in earnings. During the nine months ended September 30, 2008 and 2007, the Company recognized losses of $109,000 and $1,283,000, respectively, under its swap and collar arrangements, which is reflected in change in derivative fair value in the accompanying Consolidated Statements of Operations. The Company paid $2,236,000 under its arrangements during the nine months ended September 30, 2008 and received $347,000 during the nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2007, the Company reclassified from other comprehensive income to change in derivative fair value, gains of $118,000 related to contracts that had been designated as cash flow hedges but lost effectiveness in 2006.
     Other Derivatives
     As discussed in Note 2 above, during 2005 and 2006, the Company issued Notes and Warrants. Under the provisions of SFAS No. 133 and EITF 00-19 the Company bifurcated the conversion option associated with the Notes and accounted for it and the Warrants as derivatives. During the nine months ended September 30, 2008 and 2007, the Company recognized other expense of $98,000 and other income of $5,309,000, respectively, related to the change in the fair value of the Warrants.
     Note 5 — Commitments and Contingencies
     Delivery Commitments
     Effective September 2001, Infinity-Wyoming entered into a gas gathering and transportation contract with a third-party gatherer and processor in which the third-party gatherer and processor built gas gathering laterals and installed compression facilities to deliver gas produced from the Pipeline Field to the Overland Trail Transmission pipeline. During the nine months ended September 30, 2007, Infinity-Wyoming expensed $623,000 to settle this disputed volume commitment deficiency.
     In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company pays a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. As of September 30, 2008 and December 31, 2007, the Company had accrued approximately $193,000 and $90,000, respectively, as quarterly delivery commitment shortfalls under the contract.

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
     FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any statements containing the words “anticipate,” “intend,” “believe,” “estimate,” “project,” “expect,” “plan,” “should” or similar expressions are intended to identify such statement. Forward-looking statements include, among other items:
•	Infinity’s business strategy and anticipated trends in Infinity’s business and its future results of operations;

•	Infinity’s ability to continue as a going concern;

•	Infinity’s ability to comply with the terms of the Third Forbearance Agreement with Amegy;

•	Infinity’s ability to repay the significant borrowing base deficiency under the Revolving Credit Facility;

•	the requirement and efforts to sell assets of Infinity-Wyoming;

•	the impact of limitations relating to future general and administrative costs on future operations;

•	the impact of cash flows on future operations;

•	expected cash flow from operations in 2008;

•	our need for external financing in 2008 and beyond;

•	our plans with respect to the exploration and development of our offshore Nicaragua concessions;

•	our ability to obtain final central government approval for our Nicaragua contract and concessions;

•	Infinity’s ability to obtain subordinated debt financing and the use of proceeds if so obtained;

•	our planned capital expenditures in 2008; and

•	commencement and progress of exploration, drilling and completion activities.
     Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the following and the risks described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007:
•	covenants and debt service obligations may adversely affect our cash flow and our ability to raise capital;

•	our inability to maintain compliance with the terms of the Third Forbearance Agreement or to obtain forbearance or waivers in the event that an event of default occurs;

•	failure to achieve success under the Farmout Agreement;

•	fluctuations in oil and natural gas prices and production;

•	inaccurate estimations of required capital expenditures;

•	uncertainties inherent in estimating quantities of oil and gas reserves and projecting future rates of production and timing of development activities;

•	operating hazards could result in substantial losses against which we not be adequately insured;

•	availability of drilling rigs and other support equipment;

•	the connection of Infinity’s wells to third party pipeline systems;

•	the abandonment of wells and the costs associated therewith;

•	the availability of financing on acceptable terms;

•	the impact of governmental regulation;

•	the timing of engineering and environmental impact studies and permitting;

•	title to assets and related liens and encumbrances;

•	receipt of sufficient rights-of-way grants and permits to operate our business,

•	an increase in the cost of oil and gas drilling, completion and production and of materials, fuel and labor costs;

•	the availability, conditions and timing of required government approvals and third party financing;

•	a decline in demand for Infinity’s oil and gas production; and

•	changes in general economic conditions.
     2008 Operational and Financial Objectives
     On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by the Company in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming. Substantially all of Infinity-Wyoming’s remaining undeveloped leaseholds will require additional geological and geophysical analysis prior to identifying and drilling prospective prospects. Infinity-Wyoming anticipates 2008 capital expenditures will be nominal.
     In addition, concurrent with the Infinity-Wyoming sale, Infinity-Texas entered into a Farmout Agreement with Forest relating to certain oil and gas leaseholds owned by it in Erath County, Texas. Forest has drilled two wells and is evaluating the results of those wells and performing additional geological and geophysical analysis. Infinity-Texas plans to focus on maintaining its production in the Fort Worth Basin of central Texas. Infinity-Texas anticipates its 2008 capital expenditures will be nominal. Infinity-Texas has two vertical wells awaiting completion operations at September 30, 2008.
     The Company’s ability to complete these activities is dependent on a number of factors including, but not limited to:
•	The availability of the capital resources required to fund the activities;

•	The availability of third party contractors for completion services; and

•	The approval by regulatory agencies of applications for permits to conduct exploration activities in a timely manner.
     The validity of the contracts relating to our Nicaraguan concessions, and potentially the concessions themselves, has been challenged and Infinity is currently seeking ratifications of the contracts and concessions from Nicaragua’s federal government. Ratifications have been received from the Autonomous Region of the Southern Atlantic Region (“RAAS”) and the Autonomous Region of the Northern Atlantic (“RAAN”). We now only require final review and approval of the contracts by the central government. We remain hopeful that the central government will approve our contracts in a timely manner. Following the receipt of approval from the national government, Infinity plans to conduct an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data to be acquired over the concession blocks offshore Nicaragua. Infinity also intends to seek offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations. The funds anticipated to be raised in the sale of subordinated notes as disclosed below would primarily be used to fund these expenses. No assurance can be given that these funds will be available or that any such transactions will be consummated.
     Overview of Exploration and Production Activity
     Infinity expects the exploration and development of its Fort Worth Basin acreage and its Rocky Mountain prospects to proceed slowly, due in part to governmental restrictions, limited financial resources, and its requirement to repay the remaining $6.1 million deficiency under the Revolving Credit Facility. In addition to cash flows from operating activities, if any, Infinity will require external financing during the remainder of 2008 and beyond to fund any exploration activities and its working capital deficit. Infinity may be unable to obtain such financing on acceptable terms or at all.
     The following table provides statistical information for the three and nine months ended September 30, 2008 and 2007:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Production:
Natural gas (MMcf)	108.3	251.0	335.6	724.3
Crude oil (thousands of barrels)	—	14.8	0.3	45.3
Total (MMcfe)	108.3	339.8	337.4	996.1
Financial Data (thousands of dollars):
Total revenue	$1,062	$2,460	$3,548	$7,092
Production expenses	772	1,162	2,174	4,482
Production taxes	48	179	116	480
Financial Data per Unit ($ per Mcfe):
Total revenue	$9.81	$7.24	$10.52	$7.12
Production expenses	7.13	3.42	6.44	4.50
Production taxes	0.44	0.53	0.34	0.48
     At September 30, 2008, the full cost ceiling exceeded the full cost ceiling limitation by approximately $3.5 million, based upon natural gas price of approximately $6.50 per Mcf in effect at that date. A decline in prices received for gas sales or an increase in operating costs or reductions in estimated economically recoverable quantities could result in the recognition of a ceiling write-down of oil and gas properties in a future period.
Results of operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007
      Net Income (Loss)
     Infinity reported a net loss of $4.6 million, or $0.26 per basic and diluted share, in the three months ended September 30, 2008, compared to net income of $3.2 million, or $0.18 per basic and diluted share, respectively, in the prior year period. The change between periods was the result of the items discussed below.
      Revenue
     Infinity achieved oil and gas revenue of $1.1 million in the three months ended September 30, 2008 compared to $2.5 million in the prior year period. The $1.4 million, or 57%, decrease in revenue consisted of an approximate $1.7 million decrease attributable to lower oil and gas production, offset by a $0.3 million increase in average prices. The decrease in equivalent production was principally the result of production in 2007 from properties sold to Forest in January 2008.
      Production expenses and taxes
     Production costs decreased to $0.8 million for the three months ended September 30, 2008, from $1.2 million in the prior year period. Oil and gas production expenses decreased $0.4 million as a result of production costs associated with production in 2007 from properties sold to Forest in January 2008. Oil and gas production taxes decreased $0.1 million during the three months ended September 30, 2008 as a result of production taxes in 2007 associated with properties sold to Forest in January 2008.
      General and Administrative Expenses
     General and administrative expenses decreased to $0.5 million for the three months ended September 30, 2008, from $1.0 million in the prior year period. The Company realized significant decreases in salaries and related personnel costs, including non-cash compensation costs and professional fees, somewhat offset by a decrease in internal costs capitalized to oil and gas properties.
      Depreciation, Depletion, Amortization and Accretion
     Depreciation, depletion, amortization and accretion (“DD&A”) expense recognized during the three months ended September 30, 2008 decreased $0.9 million to $0.4 million from $1.2 million in the prior year period. Decreased DD&A in the 2008 period resulted primarily from a 68% decrease in equivalent production during the quarter.
      Ceiling Write-Down
     At September 30, 2008, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $3.5 million, based upon a natural gas price of approximately $6.50 per Mcf in effect at that date. In the three months ended September 30, 2007 the Company was not required to recognize any such ceiling write-down.

      Other Income (Expense)
     Other expense was $0.5 million in the three months ended September 30, 2008, compared to other income of $4.2 million in the prior year period. The $4.7 million change was principally due to a 2007 change in derivative fair value of $4.8 million as compared to expense of $0.2 million in the 2008 period.
      Income Tax
     Infinity reflected no net tax benefit in the three months ended September 30, 2008 and 2007. The net loss generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of September 30, 2008 and 2007, the Company recorded a full valuation allowance for its net deferred tax asset.
Results of operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
      Net Income (Loss)
     Infinity reported a net loss of $6.7 million, or $0.38 per basic and diluted share, in the nine months ended September 30, 2008, compared to a net loss of $16.6 million, or $0.93 per basic and diluted share, in the prior year period. The change between periods was the result of the items discussed below.
      Revenue
     Infinity achieved oil and gas revenue of $3.5 million in the nine months ended September 30, 2008 compared to $7.1 million in the prior year period. The $3.5 million, or 50%, decrease in revenue consisted of an approximate $4.7 million decrease attributable to lower oil and gas production, offset by a $1.1 million increase in average prices. The decrease in equivalent production was principally the result of production in 2007 from properties sold to Forest in January 2008.
      Production expenses and taxes
     Production costs decreased to $2.2 million for the nine months ended September 30, 2008, from $4.5 million in the prior year period. Oil and gas production expenses decreased $2.3 million as a result of production costs associated with production in 2007 from properties sold to Forest in January 2008. Oil and gas production taxes decreased $0.4 million during the nine months ended September 30, 2008 as a result of production taxes in 2007 associated with properties sold to Forest in January 2008.
      General and Administrative Expenses
     General and administrative expenses decreased to $2.1 million in the nine months ended September 30, 2008, as compared to $2.7 million for the nine months ended September 30, 2007. The Company realized significant decreases in salaries and related personnel costs, including non-cash compensation costs and professional fees, somewhat offset by a decrease in internal costs capitalized to oil and gas properties and increases in legal expenses associated with the settlement of past-due payables.
      Depreciation, Depletion, Amortization and Accretion
     Depreciation, depletion, amortization and accretion (“DD&A”) expense recognized during the nine months ended September 30, 2008 decreased $3.1 million to $1.1 million from $4.2 million in the prior year period. Decreased DD&A in the 2008 period resulted primarily from a 66% decrease in equivalent production during the quarter.
      Ceiling Write-Down
     At September 30, 2008, the carrying value of the Company’s oil and gas properties exceeded the full cost ceiling limitation by approximately $3.5 million, based upon a natural gas price of approximately $6.50 per Mcf in effect at that date. In the nine months ended September 30, 2008 and 2007 the Company recognized ceiling write-downs of $3.5 million and $15.8 million, respectively.
      Other Income (Expense)
     Other expense was $1.2 million in the nine months ended September 30, 2008, compared to other income of $3.8 million in the prior year period. The $5.1 million change was principally due to a 2007 change in derivative fair value of $4.5 million as compared to expense of $0.2 million in the 2008 period.
      Income Tax
     Infinity reflected no net tax benefit in the nine months ended September 30, 2008 and 2007. The net loss generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of September 30, 2008 and 2007, the Company recorded a full valuation allowance for its net deferred tax asset.

Liquidity and Capital Resources
     As reflected in the accompanying Consolidated Statements of Operations, we have had a history of losses. In addition, we have a significant working capital deficit and are currently experiencing substantial liquidity problems. On October 16, 2008, the Company entered into the Third Forbearance Agreement under the Revolving Credit Facility as a result of the Company’s failure to meet substantially all financial and certain other covenants during 2008. Under this agreement, Amegy agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through May 31, 2009. The Company is required to repay the borrowing base deficiency by May 31, 2009 through the sale of assets, refinancing of the loan or some other means of raising capital. Should the Company fail to comply with the terms of the Third Forbearance Agreement, Amegy would be entitled to impose a default interest rate (prime plus 6.5%) or to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued and unpaid interest and other amounts then owing to Amegy would become immediately due and payable. Amegy or other creditors may take action to enforce their rights with respect to outstanding obligations, and Infinity may be forced to liquidate. Because substantially all of the Company’s assets are collateral under the Revolving Credit Facility, if Amegy declares an event of default, it would be entitled to foreclose on and take possession of the Company’s assets.
     As part of the Third Forbearance Agreement, we agreed to obtain one or more subordinate loans in an amount not less than $1.5 million. As of November 6, 2008, the Company is still in the process of negotiating the subordinated loan with a potential investor, and is therefore not in compliance with certain of the terms of the Third Forbearance Agreement. Infinity agreed to pay Amegy interest and forbearance and additional fees in connection with the Forbearance Agreements which totaled $1.8 million at September 30, 2008.
     The Company has classified all $9.9 million outstanding under the Revolving Credit Facility at September 30, 2008 as a current liability in the accompanying Consolidated Balance Sheets. Amounts borrowed under the Credit Facility bear interest at prime plus 0.50%.
     Concurrent with the sale of assets on January 7, 2008, the Company repaid $11.1 million of principal outstanding under the Revolving Credit Facility, settled commodity derivative liabilities of $2.3 million, settled general and administrative liabilities of approximately $0.7 million and established an escrow account in the amount of $3.7 million to potentially settle exploration and operating liabilities of Infinity-Texas in the amount of approximately $4.8 million. At September 30, 2008, cash and cash equivalents of $0.3 million were designated for the repayment of 2007 trade payables of approximately $0.5 million.
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
     Infinity’s primary sources of liquidity are cash provided by operations, if any, sales of assets and debt and equity financings. Infinity’s primary needs for cash are for the operation, development, and exploration of and production of oil and gas properties and for fulfillment of working capital obligations.
     As of September 30, 2008, the Company had a working capital deficit of $13.1 million, compared to a working capital deficit of $30.2 million at December 31, 2007. The $17.1 million change in working capital is largely the result of the application of the $17.7 million of proceeds from the sale of assets to Forest to the repayment of $12.1 million in debt, the settlement of $2.3 million of commodity derivative liabilities in January 2008, payments to trade creditors of $3.0 million and the $0.3 million increase in designated cash.
     During the nine months ended September 30, 2008, cash used in operating activities was $3.3 million, compared to $5.0 million in 2007. During the 2008 period, cash provided by investing activities was $15.1 million, compared to $16.7 million used in investing activities in 2007. Excluding net proceeds of $17.7 million from the sale of the assets in January 2008, cash used in investing activities during the 2008 period was $2.6 million. The decrease in cash used for capital expenditures of $14.2 million was primarily attributable to a decrease in exploration and development capital expenditures resulting from the suspension of exploration and development activities since mid-2007. During the 2008 period, cash used in financing activities was $12.1 million, compared to $21.1 million provided by financing activities during 2007. The net change of $33.2 million was principally due to the repayment of $12.1 million of debt during the 2008 period compared to proceeds of $22.0 million received from borrowings in 2007.
      Off-Balance Sheet Arrangement
     The Company has no off-balance sheet arrangements.

      Outlook for 2008
     If we obtain the ratification of our Nicaraguan Concessions and depending on the availability of capital resources, and satisfaction of regulatory activities, Infinity could incur capital expenditures of between $0.5 million and $1 million during the remainder of 2008 by Infinity Energy Resources, Inc. pursuant to the concessions in Nicaragua. If we are successful in obtaining the subordinated loans discussed above, the proceeds would be primarily used to fund these expenditures. No assurance can be given that these funds will be available or that any such transactions will be consummated.
     As a result of the significant declines in the market price for crude oil and natural gas beginning during the third quarter of 2008, Infinity does not expect to generate cash flow from operating activities during the remainder of 2008, after payment of current operating expenses and interest payments under our Revolving Credit Facility.
     Infinity may seek the forward sale of oil and gas production, partnerships or strategic alliances for the development of its undeveloped acreage, asset sales, or other joint interest or joint venture opportunities to fund any cash shortfalls. There can be no assurance that the Company would be able to consummate any such sale, partnership, alliance, or venture at all or on terms acceptable to the Company.
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
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
      Commodity Risk
     Infinity’s major market risk exposure is in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing price for crude oil and natural gas spot prices applicable to Infinity’s crude oil and natural gas production. Historically, prices received for gas production have been volatile and unpredictable. Pricing volatility is expected to continue. Gas price realizations ranged from a low of $6.48 to a high of $13.61 per Mcf during the nine months ended September 30, 2008. Oil price realizations ranged from a low of $86.45 per barrel to a high of $101.38 per barrel during that period.
     Infinity periodically enters into fixed-price physical contracts and commodity derivative contracts on a portion of its projected natural gas and crude oil production in accordance with its Energy Risk Management Policy. These activities are intended to support cash flow at certain levels by reducing the exposure to oil and gas price fluctuations. As of September 30, 2008 the Company had no crude oil and natural gas derivative arrangements outstanding.
      Interest Rate Risk
     Infinity’s exposure to changes in interest rates results from our $9.9 million in floating rate debt at September 30, 2008. The result of a 10% fluctuation in the prime rate would impact our interest expense, before capitalization, by less than $0.1 million per year.
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
     No changes in internal controls over financial reporting occurred during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company anticipates that the loss of any additional accounting personnel would materially affect the Company’s internal control over financial reporting in future periods, and the Company plans to monitor any such personnel changes and work to maintain the effectiveness of our internal controls.
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

Signature	Capacity	Date

/s/ Stanton E. Ross Stanton E. Ross	Chief Executive Officer (Principal Executive Officer)	November 6, 2008

/s/ Daniel F. Hutchins Daniel F. Hutchins	Chief Financial Officer (Principal Financial and Accounting Officer)	November 6, 2008

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)