Form 10-Q
period 2011-06-30
INFINITY ENERGY RESOURCES, INC
filed 2011-08-15
CIK 822746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to __________.

Commission File Number:  0-17204

INFINITY ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3126427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11900 College Blvd, Suite 204, Overland Park, KS 66210
(Address of principal executive offices) (Zip Code)

(913) 948-9512
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 15, 2011
Common Stock, $0.0001 par value	18,668,575

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$64	$-
Accounts receivable	2,992	2,992
Prepaid expenses	15,000	4,333
Total current assets	18,056	7,325

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down
Unproved	3,587,654	3,112,733

Total assets	$3,605,710	$3,120,058

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Checks written in excess of cash	$-	$166,419
Revolving credit facility to bank, net of discount of $306,072 at June 30, 2011 and $0 at December 31, 2010	10,716,822	10,242,956
Note payable to vendor	278,022	278,022
Current portion, subordinated note payable to related party, net of discount of $228,796 at June 30, 2011	1,040,645	-
Accrued interest on subordinated note	193,863	-
Accounts payable	3,374,709	3,423,220
Accrued liabilities	4,701,679	4,469,338
Accrued interest and fees – other debt	6,932,165	5,750,103
Current portion of asset retirement obligations	432,027	432,027
Total current liabilities	27,669,932	24,762,085

Long-term liabilities
Asset retirement obligations, less current portion	799,261	746,411
Subordinated note payable to related party, net of discount of $350,483 at December 31, 2010, net of current portion	-	918,958
Accrued interest on subordinated note	-	155,613
Derivative liabilities	497,793	-

Total liabilities	28,966,986	26,583,067

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit)
Preferred stock, par value $.0001, authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 18,668,575 shares at June 30, 2011 and December 31, 2010	1,866	1,866
Additional paid-in capital	80,260,169	80,107,816
Accumulated deficit	(105,623,311)	(103,572,691)
Total stockholders’ equity (deficit)	(25,361,276)	(23,463,009)

Total liabilities and stockholders’ equity (deficit)	$3,605,710	$3,120,058

See accompanying notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Operating expenses
Other operating expenses	$-	$596,707	$-	$1,200,085
General and administrative expenses	172,588	178,498	521,162	415,932
Accretion expense	26,719	23,974	52,850	47,947
Total operating expenses	199,307	799,179	574,012	1,663,964

Operating loss	(199,307)	(799,179)	(574,012)	(1,663,964)

Other income (expense)
Interest expense, net of capitalization	(808,967)	(715,148)	(1,514,623)	(1,203,014)
Change in derivative fair value	760,048	333,766	37,833	667,533
Other	182	-	182	14,478
Total other income (expense)	(48,737)	(381,382)	(1,476,608)	(521,003)

Net loss	$(248,044)	$(1,180,561)	$(2,050,620)	$(2,184,967)

Basic and diluted net loss per share
Net loss	$(.01)	$(.06)	$(.11)	$(.12)

Weighted average shares outstanding-basic and diluted	18,668,575	18,419,375	18,668,575	18,419,375

See accompanying notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2011 (Unaudited) and
Year Ended December 31, 2010 (Audited)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2009	18,419,375	$1,841	$80,043,049	$(99,794,543)	$(19,749,653)

Issuance of common stock	249,200	25	64,767	-	64,792

Net loss	-	-	-	(3,778,148)	(3,778,148)

Balance, December 31, 2010	18,668,575	1,866	80,107,816	(103,572,691)	(23,463,009)

Issuance of stock options	-	-	152,353	-	152,353

Net loss	-	-	-	(2,050,620)	(2,050,620)

Balance, June 30, 2011	18,668,575	$1,866	$80,260,169	$(105,623,311)	$(25,361,276)

See accompanying notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(2,050,620)	$(2,184,967)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount, net of capitalized amounts of $91,625 in 2011 and $72,929 in 2012	259,976	18,345
Accretion of asset retirement obligations	52,850	47,947
Stock-based compensation	152,353	-
Change in fair value of derivative liability	(37,833)	(667,533)
Loan commitment fees paid with debt proceeds	(8,850)	-
Change in operating assets and liabilities
Increase in prepaid expenses and other	(10,667)	(10,833)
Increase in accounts payable and accrued liabilities	1,438,477	2,779,080
Application of debt proceeds to reduce accrued liability	(56,086)	-
Net cash used in operating activities	(260,400)	(17,961)

Cash flows from investing activities
Investment in oil and gas properties	(353,056)	(545,084)
Net cash used in investing activities	(353,056)	(545,084)

Cash flows from financing activities
Proceeds from debt and subordinated note payable	1,012,401	193,418
Repayment of notes with debt proceed	(232,462)	-
Decrease (increase) in checks written in excess of cash	(166,419)	158,696
Net cash provided by financing activities	613,520	352,114

Net increase (decrease) in cash and cash equivalents	64	(210,931)

Cash and cash equivalents
Beginning	-	210,931
Ending	$64	$-

See accompanying notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

Infinity Energy Resources, Inc. and its subsidiaries (collectively, “we,” “ours,” “us,” “Infinity” or the “Company”) has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, statements of operations, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2011 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 15, “Financial Statements and Exhibits” of our Registration Statement on Form 10, as amended, filed with the SEC.

Nature of Operations

We are engaged in the exploration of the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions”).

Basis of Presentation

The consolidated financial statements include the accounts of Infinity Energy Resources, Inc. and its wholly-owned subsidiaries, which include Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) and Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity is conducting an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data that was acquired for the Nicaraguan Concessions. Infinity is seeking offers from other industry operators and other third parties for interests in the acreage in exchange for cash and a carried interest in exploration and development operations. The funds raised through the subordinated note transaction described below and Forbearance advances from Amegy Bank, N.A. (“Amegy”) were used to fund these expenses. These funds will not be sufficient to cover our expected operating exploration costs.

Going Concern

As reflected in the accompanying Consolidated Statements of Operations, the Company has had a history of losses. In addition, the Company has a significant working capital deficit and is currently experiencing substantial liquidity issues. As also discussed in Note 2, the Company was operating under the Fourth Forbearance Agreement with Amegy under the Revolving Credit Facility as of December 31, 2010.

In February 2011, the Company entered into the Fifth Forbearance Agreement under the Revolving Credit Facility as a result of its failure to meet substantially all financial and certain other covenants during 2007, 2008, 2009 and 2010. Under this Agreement, Amegy agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through December 31, 2011. The Company is required to repay the borrowing base deficiency by December 31, 2011 through the sale of assets, refinancing of the loan or some other means of raising capital. The Company and Amegy continue to operate under the Fifth Forbearance Agreement.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

The Company has classified the entire balance outstanding under the Revolving Credit Facility at June 30, 2011 and December 31, 2010 as current liabilities in the accompanying Consolidated Balance Sheets.

The funds advanced under the Fifth Forbearance Agreement will not be sufficient to cover our expected operations for the ensuing 12 months or exploration costs for the Nicaraguan Concessions.

The Company conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over its Nicaraguan Concessions. It issued letters of credit totaling $851,550 for this initial work on the leases. The Company commenced certain activity under the initial work plan and is waiting for governmental approval of the environmental study. The Company intends to seek joint venture or working interest partners prior to the commencement of any exploration or drilling operations on the Nicaraguan Concessions.

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

Management Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the consolidated financial statements include the estimated carrying value of unproved properties, the estimated cost and timing related to asset retirement obligations, the estimated fair value of derivative liabilities, stock based awards and overriding royalty interests, and the realization of deferred tax assets.

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and seismic costs) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. In the three months ended June 30, 2011 and 2010, and the six months ended June 30, 2011 and 2010, the Company capitalized direct costs, overhead costs and interest as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Direct costs	$124,577	$136,792	$328,057	$520,085
Overhead costs	12,500	12,500	25,000	25,000
Total non-interest costs	137,077	149,292	353,057	545,085
Interest costs	63,030	51,689	121,865	103,978
	$200,107	$200,981	$474,922	$649,063

Costs associated with production and general corporate activities are expensed in the period incurred.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Investments in unproved properties, including capitalized interest and internal costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate. All unproved property costs as of June 30, 2011 and December 31, 2010 relate to the Company’s Nicaragua Concessions that were entered into in March 2009. In assessing the unproved property costs for impairment, the Company takes into consideration the terms of the government concessions, the status of the ongoing environmental study, evaluation of the seismic data and plans to seek industry participation in the future exploration and development.

Concentrations

The Company’s only asset is the Nicaraguan Concessions and it expects to be active in Nicaragua for the foreseeable future, given sufficient capital. The political climate in Nicaragua could become unstable and subject to radical change over a short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Nicaraguan Concessions, it may be forced to abandon or suspend its efforts.

Derivative Instruments

The Company accounts for derivative instruments or hedging activities under the provisions of ASC 815 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.) ASC 815 requires the Company to record derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings.

The purpose of the hedges is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of June 30, 2011 and December 31, 2010 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (Note 4), those warrants are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. As of June 30, 2011 and 2010, the Company had recorded a full valuation allowance for its net deferred tax asset.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand and demand deposits with financial institutions. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410 (formerly SFAS No. 143, Accounting for Asset Retirement Obligations.) ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period to present value. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. The following table summarizes the activity for the Company’s asset retirement obligations at June 30, 2011:

Asset retirement obligations at beginning of period	$1,178,438
Accretion expense, six months ended June 30, 2011	52,850
Liabilities incurred	-
Liabilities settled	-
Liabilities settled through sale of assets	-
Revisions of estimates	-
Asset retirement obligations at end of period	1,231,288
Less: current portion of asset retirement obligations	(432,027)
Asset retirement obligations, less current portion	$799,261

Capitalized Interest and Debt Discount Amortization

The Company capitalizes interest costs and debt discount amortization to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Such costs are capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs and debt discount amortization capitalized for the quarters ended June 30, 2011 and 2010 were $63,030 and $51,689, respectively, and for the six months ended June 30, 2011 and 2010 were $121,865 and $103,378, respectively.

Fair Value of Financial Instruments

The carrying values of the Company’s accounts receivable, accounts payable and accrued liabilities represent the estimated fair value due to the short-term nature of the accounts.

The carrying value of the Company’s debt under its Revolving Credit Facility represents its estimated fair value due to its short-term nature, its adjustable rate of interest, associated fees and expenses and recorded discount.

The estimated fair value of the Company’s non-current derivative liabilities, all of which relate to warrants, is estimated using various models and assumptions related to the term of the instruments, estimated volatility of the price of the Company’s common stock and interest rates, among other items (ASC 820, Fair Value Measurements ("ASC 820") fair value hierarchy level 2). As defined in ASC 820, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based upon observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable and are valued using models or other valuation methodologies (level 2), and the lowest priority to unobservable inputs (level 3 measurement). There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the quarters and the six months ended June 30, 2011 or 2010.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Net Income (Loss) Per Share

Pursuant to FASB ASC Topic 260, Earnings Per Share, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

For the six and three month periods ended June 30, 2011 and 2010, options of 1,453,500 and 1,152,700, respectively, and warrants of 931,561 in 2011, to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Foreign Currency

The United States dollar is the functional currency for the Company’s operations. Although the Company’s acquisition and exploration activities have been conducted in Nicaragua, a significant portion of the payments incurred for exploration activities are denominated in United States dollars. The Company expects that a significant portion of its required and discretionary expenditures in the foreseeable future will also be denominated in United States dollars. Any foreign currency gains and losses are included in the consolidated results of operations in the period in which they occur. The Company does not have any cash accounts denominated in foreign currencies.

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted ASC guidance that requires enhanced disclosure in the level 3 reconciliation for fair value measurements. The adoption had no impact on the consolidated financial position, results of operations or cash flows of the Company. Refer to the discussion elsewhere in this note as to other information concerning our assets and liabilities measured at fair value.

Note 2 — Debt

Debt consists of the following:

	As of
	June 30, 2011	December 31, 2010

Revolving credit facility to bank, net of discount – current	$10,716,822	$10,242,956

Subordinated note payable, related party, net of discount	$1,040,645	$918,958
Less current portion	(1,040,645)	-
Long-term portion, subordinated note payable	$-	$918,958

Revolving Credit Facility

On January 10, 2007, the Company entered into a reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy. Under the related loan agreement (the “Loan Agreement”) between Infinity, Infinity-Texas and Infinity-Wyoming (each wholly-owned subsidiaries of the Company and together, the “Guarantors”) and Amegy, Infinity could borrow, repay and re-borrow on a revolving basis up to the aggregate sums permitted under the borrowing base, $22,000,000. Such amount was reduced to $10,500,000 effective as of August 10, 2007, and then reduced to $3,806,000 effective as of March 26, 2008 and finally reduced to $2,900,000 on December 4, 2009. The Revolving Credit Facility had an initial term of two years. Amounts borrowed bear interest at 5.5% at June 30, 2011 and December 31, 2010. Interest payments were due on a monthly basis, and principal payments may be required to meet a borrowing base deficiency or monthly borrowing commitment reductions. The borrowing base under the Revolving Credit Facility and the applicable interest rate was subject to adjustment at least once every three months. Amounts borrowed under the Revolving Credit Facility are collateralized by substantially all of the assets of Infinity and its subsidiaries and are guaranteed by Infinity’s subsidiaries. The Revolving Credit Facility contains certain standard continuing covenants and agreements and requires the Company to maintain certain financial ratios and thresholds.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

The Company entered into four separate forbearance agreements resulting from its breach of certain covenants in the Loan Agreement during the period 2007 through 2010.

Effective as of February 16, 2011 the Company entered into a Fifth Forbearance Agreement under the Loan Agreement. This agreement relates to the breach by the Company and Guarantors of (i) substantially all financial covenants set forth in Section 8 of the Loan Agreement and (ii) certain covenants set forth in Section 7 of the Loan Agreement (the “Existing Defaults”). Under this agreement, the borrowing base was not reduced. The borrowing base shall not be subject to redetermination by Amegy during the Forbearance Period (as defined below). The borrowing base deficiency must be cured by the end of the Forbearance Period through the sale of assets, refinancing of the loan, or some other means of raising capital. Under this Agreement, Amegy agrees to forbear from exercising any remedies under the Loan Agreement and related loan documents and to waive the Existing Defaults for the forbearance period commencing as of January 31, 2010 and continuing through December 31, 2011, unless otherwise extended or earlier terminated by Amegy due to a further default under the Agreement. In connection with the Fifth Forbearance Agreement, the term of the Loan Agreement and related note was extended until December 31, 2011. On such date we will owe Amegy $11,060,494 plus accrued interest, forbearance and additional fees of $6,118,539, for a total of $17,179,033. There can be no assurance that Amegy will extend the maturity date after December 31, 2011 or that the Company will be able to raise sufficient funds to retire the obligation.

Amegy approved additional Forbearance Period advances of $1,050,000 with an interest rate of prime plus 2% and the personal guarantee of the Company’s President and CEO for up to $500,000 of the advances. At June 30, 2011, $500,000 of the advances was personally guaranteed by the Company’s CEO. No additional compensation was granted for the personal guarantee. As of June 30, 2011 advances of $1,012,401 had been made, with $297,398 used to reduce prior obligations to Amegy and pay current commitment fees, in accordance with the Fifth Forbearance Agreement. As of June 30, 2011, a balance of $37,599 remained available for the remainder of 2011.

In 2011, Infinity granted Amegy a warrant to purchase 931,561 shares of the Company’s common stock (Amegy Warrant) at an exercise price of $5.01 per share during a ten-year period following the issuance of the warrant (see Note 4). The Company recorded a debt discount equal to the estimated fair value of the Amegy Warrant on the date of issuance in the amount of $535,626, and has expensed $311,985 in fees associated with the Fifth Forbearance Agreement during the quarter ended June 30, 2011 which amount is included in the accompanying consolidated statements of operations. Interest expense recognized during the quarter and the six months ended June 30, 2011 related to the accretion of the debt discount was $153,036 and $229,554, respectively.

The Company intends to market and sell all remaining assets of Infinity-Wyoming and Infinity-Texas and to apply the net sales proceeds, if any, to payment of the revolving note.

All cash receipts of the Company are deposited in a lockbox held by Amegy as restricted cash. All cash disbursements must be approved by Amegy.

The Company also agreed to pay Amegy a monthly forbearance/waiver fee of 1.0% of the average daily outstanding principal balance of the revolving note through December 31, 2011. If any cash equity contributions to the Company are used to pay monthly interest due under the agreement, Amegy agrees to credit the Company 300% of the amount of the equity contributions as a reduction in interest cost

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Should the Company fail to comply with the terms of the Fifth Forbearance Agreement, Amegy would be entitled to impose a default interest rate (prime plus 6.5%) or to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued and unpaid interest and other amounts then owing to Amegy would become immediately due and payable. Amegy or other creditors may take action to enforce their rights with respect to outstanding obligations, and Infinity may be forced to liquidate. Because substantially all of the Company’s assets are collateral under the Revolving Credit Facility, if Amegy declares an event of default, it would be entitled to foreclose on and take possession of the Company’s assets including its rights under the Nicaraguan Concessions.

Infinity has accrued interest, forbearance and additional fees due in connection with the Forbearance Agreements of $6,724,160 and $5,448,416 as of June 30, 2011 and December 31, 2010, respectively.

Subordinated Note Payable to Related Party

Effective March 5, 2009, the Company entered into two contracts relating to its Nicaraguan Concessions, as awarded by the Republic of Nicaragua in 2003. In addition, the Company has entered into a subordinated loan with Off-Shore Finance, LLC, a Nevada limited liability company (“Off-Shore”), and a related party (see Note 6) in an aggregate amount of $1,275,000, which was released as the Company needed funds for the Nicaraguan Concessions. Amegy allowed the subordinated loans to be secured by the assets of the Company, subject to Amegy’s security interest. The note bears interest at 6% and is due March 23, 2012.

Further, Amegy allowed the Company to grant a one percent revenue sharing interest with respect to the Nicaraguan Concessions to Off-Shore to obtain the subordinated loan.

In connection with the issuance of the Subordinated Note Payable discussed above, the Company recorded a debt discount, through a reduction to unproved properties, of $637,620, which is being amortized over the maturity of the Note utilizing the effective interest method. The Company capitalizes amortization of debt discount to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of debt discount was capitalized only for the period that activities are in progress to bring these projects to their intended use. Total subordinated note payable debt discount amortized during the quarters ended June 30, 2011 and 2010, were $63,640 and $45,862, respectively, of which $47,730 and $36,689, respectively, were capitalized to oil and gas properties; such amortization for the six months ended June 30, 2011 and 2010 was $121,687 and $91,724, respectively, of which $91,265 and $73,379, respectively were capitalized.

Notes Payable to Vendors

The Company had notes to certain vendors of $278,022 and agreed to pay interest at rates ranging from 8% to 18% on certain payables aggregating $410,500 for both June 30, 2011 and December 31, 2010. The total amount of interest accrued relating to these vendor notes for the quarters ending June 30, 2011 and 2010 was $24,565 and $21,886, respectively, and for the six months ended June 30, 2011 and 2010 was $48,519 and $42,944, respectively. The notes are included in accounts payable and the interest is included in accrued interest.

Note 3 — Stock Options

The Company applies ASC 718, Stock Compensation (formerly SFAS No. 123(R), Share-Based Payment), which requires companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. ASC 718 also requires tax benefits relating to the deductibility of increases in the value of equity instruments issued under share-based compensation arrangements to be presented as financing cash inflows in the statement of cash flows. Compensation cost is recognized based on the grant-date fair value for all share-based payments granted, and is estimated in accordance with the provisions of ASC 718.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Options Under Employee Option Plans

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of June 30, 2011 and December 31, 2010, 148,463 shares were available for future grants under all plans. Options granted in February 2011 were not issued under any of the equity incentive plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data for the six months ended June 30, 2011 and the year ended December, 2010. The actual forfeiture rate could differ from these estimates.

The following table summarizes stock option activity as of and for the periods ended June 30, 2011 and December 31, 2010:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2010	1,152,700	$2.34	6.9 years	$576,350
Exercised in July 2010	(249,200)
Outstanding and exercisable at December 31, 2010	903,500	$2.92	5.8 years	$-
Granted in February 2011	550,000	$5.25
Outstanding and exercisable at June 30, 2011	1,453,500	$3.80	6.9 years	$-

The Company recognized expense in connection with options granted of $152,353 during the six months ended June 30, 2011 and $0 during the six months ended June 30, 2010. There was no unrecognized compensation cost as of June 30, 2011 or December 31, 2010 related to unvested stock and stock options, as all options granted vested immediately.

Note 4 — Derivative Instruments and Warrants

Commodity Derivatives

As of June 30, 2011 and December 31, 2010, the Company had no oil and natural gas derivative arrangements outstanding.

Derivatives – Senior Secured Notes Facility Warrants

As discussed below, during 2005 and 2006, the Company issued Notes and Warrants. Under the provisions of ASC 815 and ASC 815-40 the Company bifurcated the conversion option associated with the Notes and accounted for it and the Warrants as derivatives and recording a derivative liability which appeared on balance sheets of the Company prior to effective expiration of the warrants as of December 31, 2010. The Company recognized other income of $333,766 for the quarter ended June 30, 2010, and $667,533 for the six months ended June 30, 2010, related to the change in fair value of these warrants.

The Company had a senior secured notes facility (the “Senior Secured Notes Facility”) with a group of lenders (collectively, the “Buyers”), under which the Company sold, and the Buyers purchased, on four separate occasions, an aggregate of $53 million principal amount of senior secured notes (the “Notes”) and five-year warrants to purchase an aggregate 5,829,726 shares of the Company’s common stock at an exercise price of $5.00 per share (the “Warrants”). The Notes were repaid in December 2006. The warrants expired, unexercised, over a period ranging from January 13, 2010 through March 17, 2011. No derivative liability associated with the fair value of these warrants was recorded as of June 30, 2011 or December 31, 2010.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Derivatives – Amegy Fifth Forbearance Warrant

On February 16, 2011, in connection with the signing of the Fifth Forbearance Agreement (see Note 2) the Company granted Amegy a warrant (the “Warrant”) to purchase 931,561 shares of the Company’s common stock at an exercise price of $5.01 per share during a ten-year period following the issuance of the Warrant.

The Warrant is subject to a registration rights agreement under which the Company has 120 days after the notification by Amegy to have such underlying shares registered. If the Company is unsuccessful in completing the registration of the shares within that period, it is obligated to pay registration right penalties in cash to Amegy. Such penalties would be equal to the aggregate exercise price for the Warrant multiplied by the sum of (i) 2.0% if a registration statement is not filed in a timely matter, plus (ii) 2.0% if the registration statement is not declared effective in a timely manner, plus (iii) the product of 0.000667 multiplied by the number of days for which a registration statement is not filed or declared effective. The Company will assess the likelihood and amount of such potential registration right penalties to Amegy at such time as it becomes probable that the Company will owe such amounts. As of June 30, 2011 and through August 15, 2011, the Company had not received any notification from Amegy that would indicate Amegy’s request to pursue registration, and as such, no amounts associated with potential registration right payments have been accrued at June 30, 2011.

In addition, the Warrant contains provisions upon which Amegy has the right, upon certain conditions, to put the Warrant to the Company at fair value. It also contains a provision under which the $5.01 per share exercise price is to be re-priced upon the issuance by the Company of equity instruments at a price less than $5.01. Further, the Company is required, during the period the Warrant can be exercised, to have authorized and reserved 110% of the number of shares of common stock required for the exercise of the shares to be issued under the Warrant. As a result of Amegy’s conditional ability to put the Warrant back to the Company, it has classified the estimated fair of the Warrant (derivative liability) as a noncurrent liability in the accompanying consolidated balance sheet as of June 30, 2011. Prospective changes in the fair value of the Warrant will be recorded in the consolidated statement of operations. During the quarter ended June 30, 2011 the Company recorded $760,048 representing the decrease in fair value of the Amegy Warrant. For the six months ended June 30, 2011 the Company recorded income of $37,833 representing the net decrease in fair value of the Amegy Warrant for the period from its issuance to June 30, 2011.

Note 5 — Commitments and Contingencies

The Company has no insurance coverage on its U.S domestic oil and gas properties. The Company is currently not in compliance with Federal and State laws regarding the U.S. domestic oil and gas properties. The Company’s known compliance issues relate to the Texas Railroad Commission regarding administrative filings and renewal permits.

Nicaragua Concessions

The significant terms and work commitments associated with the Nicaraguan Concessions are summarized below. Within 15 days of entering an exploration sub-period, the Company is required to provide an irrevocable guarantee (“Irrevocable Guarantee”) in favor of the Nicaraguan Ministry of Energy, payable in Nicaragua, in an amount equal to the estimated cost of such exploration sub-period, subject to an accumulated credit carry forward for the excess of work performed in the preceding exploration sub-period, as provided in the agreements relating to the Nicaraguan Concessions.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	2	- Environmental Impact Study	26km2	$443,100
		- Acquisition & interpretation of
		333km of new 2D seismic
		- Acquisition, processing & interpretation of
		667km of new 2D seismic (or equivalent in 3D)
Sub-Period 2	1	- Acquisition, processing & interpretation of	53km2	$1,356,227
Optional		200km2 of 3D seismic
Sub-Period 3	1	- Drilling of one exploration well to the	80km2	$10,220,168
Optional		Cretaceous or 3,500m, whichever is shallower
Sub-Period 4	2	- Drilling of one exploration well to the	All acreage except	$10,397,335
Optional		Cretaceous or 3,500m, whichever is shallower	areas with discoveries
		- Geochemical analysis

Minimum Work Program - Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	1.5	- Environmental Impact Study	26km2	$408,450
		- Acquisition & interpretation of
		667km of existing 2D seismic
		- Acquisition of 667km of new 2D seismic (or
		equivalent in 3D)
Sub-Period 2	0.5	- Processing & interpretation of the 667km 2D	40km2	$278,450
Optional		seismic (or equivalent in 3D) acquired in the
		previous sub-period
Sub-Period 3	2	- Acquisition, processing & interpretation of	160km2	$1,818,667
Optional		250km2 of new 3D seismic
Sub-Period 4	2	- Drilling of one exploration well to the	All acreage except	$10,418,667
Optional		Cretaceous or 3,500m, whichever is shallower	areas with discoveries
		- Geochemical analysis

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block
Area Fee	Yr 1-3	$0.05/hectare
	Yr 4-7	$0.10/hectare
	Yr 8 fwd	$0.15/hectare
Royalties	Recovery Factor	Percentage
	0 – 1.5	5%
	1.5 – 3.0	10%
	>3.0	15%
Natural Gas Royalties	Market value at production	5%
Corporate Tax	Rate no higher than 30%
Social Contribution	3% of the net profit (1.5% for each autonomous region)
Investment Protection	ICSID arbitration
	OPIC insurance

The minimum cash flow budgeted under the Nicaraguan Concessions for 2011 is approximately $8,281,000 of which $252,000 has been incurred and paid through August 15, 2011.

Delivery Commitments

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company pays a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. As of June 30, 2011 and December 31, 2010, the Company had accrued approximately $1,916,250 delivery commitment shortfalls under the contract.

Revenue Sharing Commitments

On March 23, 2009, the Company entered into a Securities Purchase Agreement dated effective as of March 23, 2009, with Off-Shore, an accredited investor, to issue a subordinated secured promissory note in the aggregate principal amount of up to $1,275,000 and a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. As of December 31, 2009, Off-Shore had funded $1,275,000 (the “Funding Amount”).

Under the Revenue Sharing Agreement (the “Revenue Agreement”), Infinity assigned to Off-Shore a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Off-Shore by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Off-Shore. At any time within three (3) years from the date of the Revenue Agreement, Infinity has the right to redeem the RSP by paying Off-Shore an amount as follows: (i) until March 22, 2010, a sum equal to three (3) times the Funding Amount, or $3,825,000; (ii) until March 22, 2011, a sum equal to five (5) times the Funding Amount, $6,375,000; or (iii) until March 22, 2012, a sum equal to ten (10) times the Funding Amount, or $12,750,000. Upon the redemption of the RSP by Infinity, the Revenue Agreement shall terminate. As of June 30, 2011, the Company had not exercised its right to redeem.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

On June 6, 2009 the Company entered into a Revenue Sharing Agreement with the officers and directors for services provided. Infinity assigned to officers and directors a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

The Company intends to seek joint venture or working interest partners (the “Farmout”) prior to the commencement of any exploratory drilling operations on these Nicaraguan Concessions. On September 8, 2009 the Company entered into a Revenue Sharing Agreement with Jeff Roberts to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout. Infinity assigned to Jeff Roberts a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Jeff Roberts by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Jeff Roberts.

On September 8, 2009 the Company entered into a Revenue Sharing Agreement with Thompson Knight Global Energy Services (“Thompson Knight”) to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout. Infinity assigned to Thompson Knight a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Thompson Knight by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Thompson Knight.

Lack of Compliance with Law Regarding Domestic Properties

Infinity is not in compliance with existing federal, state and local laws, rules and regulations for its domestic properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. For the year end December 31, 2008 the remaining value of the Infinity-Texas and Infinity-Wyoming were written down to zero as the Company focused solely on the development of the Nicaraguan Concessions. Management believes the estimate of the Company’s asset retirement obligations consisting of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties is sufficient to cover any noncompliance liabilities. The Company no longer carries insurance on the domestic properties.

Contingent Fees

In addition to the Revenue Sharing Agreement with Thompson Knight to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout, the Company agreed to compensate Thompson Knight a success fee of 5% of the upfront cash fee paid to Infinity by a third party earning an interest in the Nicaragua asset up to $20 million and 10% of any amount exceeding the $20 million. A 2% success fee would be paid to Thompson Knight of the remaining cash investment in subsequent years. At such time the Company enters into an agreement with a partner on the Nicaragua Concession and the Company receives and collects up to $20,000,000 in upfront fees, Messrs. Ross and Hutchins shall receive a bonus of 5% of the first $20,000,000 and 10% of any amount over $20,000,000, which amount is to be divided 50% to each officer. As of June 30, 2011 and December 31, 2010, no amounts had been accrued under these contingent fee arrangements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Litigation

The Company is subject to numerous claims and legal actions in which vendors are claiming breach of contract due to the Company’s failure to pay amounts due. The Company believes that it has made adequate provision for these claims in the accompanying balance sheets.

The Company is currently involved in the following material litigation:

(i) Exterran Energy Solutions, L.P. f/k/a Hanover Compression Limited Partnership, filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and is claiming breach of contract for failure to pay amounts due.

(ii) LDH Gas Development, L.P. filed an action in the District Court of Harris County, Texas, number 201030709, on May 14, 2010 against Infinity Oil and Gas of Texas, Inc. In May 2005 LDH Gas Development, L.P. entered into a Gas Purchase Agreement with Infinity Oil and Gas of Texas, Inc. In the agreement, LDH agreed to purchase specified quantities of gas from leasehold interests held by Infinity that are located close to LDH’s Gathering System, and is claiming breach of gas purchase agreement for failure to meet minimum quantities of gas.

The Company has included the impact of the foregoing litigation as liabilities in its accounts payable and accrued interest because it does not dispute the amounts payable. In 2009 the Company recorded the amounts claimed in the foregoing lawsuits including estimated attorney’s fees, which are $445,521 in the Exterran Energy Solutions action and $929,208 in the LDH Gas Development action. In 2010 it recorded $1,916,250 in the LDH Gas Development action, including estimated attorney’s fees. The Company will seek to settle the lawsuits when it has the financial resources to do so. Both suits are in the discovery stage.

Note 6 — Related Party Transactions

The corporate office was located in Denver, Colorado until November 2008 when the Denver office was closed. The corporate office moved to the business office of the CFO of the Company. The Company currently does not have any employees and the staff of the CFO provides the office services. These services are billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses. For the quarters ended June 30, 2011 and 2010, the Company was billed $54,897 and $38,377, respectively, and for the six months ended June 30, 2011 and 2010 such amounts were $111,385 and $74,629, respectively. The amount due to the CFO’s firm for services provided was $435,314 at June 30, 2011 and $323,929 at December 31, 2010.

The Company has entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds for the Nicaraguan Concessions. The managing partner of Off-Shore and the CFO are business partners in the firm which the Company uses for its corporate office.

The Company’s CEO has personally guaranteed up to $500,000 of the Forbearance advances from Amegy Bank and has received no compensation for such guarantee.

As of June 30, 2011 and December 31, 2010, the Company had accrued compensation to its officers and directors of $626,708 and $508,708, respectively.

Note 7 — Subsequent Events

The Company has drawn an additional $25,487 since June 30, 2011 on the forbearance advance and had $12,112 available at August 15, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Quarterly Report on Form 10-Q . Infinity follows the full-cost method of accounting for oil and gas properties. See “Summary of Significant Accounting Policies,” included in Note 1 to the Consolidated Financial Statements for the Six Months Ended June 30, 2011 and the Year Ended December 31, 2010.

Infinity Energy Resources, Inc. and its subsidiaries, (collectively, “Infinity,” "Company," “we,” “us” and “our”) are engaged in the acquisition and exploration of oil and gas properties offshore Nicaragua in the Caribbean Sea.

On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has submitted an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data that was acquired over the Nicaraguan Concessions located offshore. Infinity is currently seeking offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations. The funds raised through the subordinated note transaction described below and Forbearance advances from the bank were used to fund these expenses. No assurance can be given that these funds will be sufficient to cover the exploration and development cost until a partner is found.

On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by the Company in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming to Forest Oil Corporation, a New York corporation (“Forest”). The transaction resulted in the sale of approximately 62% of the Company’s proved reserve quantities and 73% of the standardized measure of discounted future net cash flow at that time. In addition, concurrent with the sale, on December 27, 2007, Infinity-Texas entered into a Farmout and Acquisition Agreement (the “Farmout Agreement”) for certain oil and gas leases owned by Infinity-Texas in Erath County, Texas. The Farmout Agreement provides that Forest would operate and earn a 75% interest in the spacing unit for each well in a ten-well drilling program. If Forest had completed the drilling program, Forest would have earned a 50% interest in the approximate 25,000 remaining undeveloped net acres and existing Erath County infrastructure owned by Infinity-Texas. Infinity-Texas retains 100% of its interest in all previously completed wells and 100 acres surrounding each such completed well. Forest did not complete the terms of the Farmout and Acquisition Agreement and did not earn any interest in the properties.

For the year end December 31, 2008 the remaining value of the Infinity-Texas and Infinity-Wyoming were written down to zero as such properties were deemed to be uneconomical and the Company focused solely on the development of the Nicaraguan Concessions.

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q of Infinity Energy Resources, Inc. (the "Company") for the six months ended June 30, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Registration Statement on Form 10 filed on May 13, 2011, as amended on July 1, 2011.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have been unable to comply with certain requirements of our Revolving Credit Facility and may not be able to repay our borrowing base deficiency under the Revolving Credit Facility or satisfy other current liabilities; (iii) we require working capital for our operations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xiv) if we are unable to obtain lien releases on our Texas properties, a sale may continue to be delayed and will be jeopardized; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xvii) our common stock is traded on the Pink Sheets; (xviii) we depend on key personnel; (xix) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xx) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxi) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xxiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvi) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; and (xxvii) indemnification of our officers and directors.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 15 of our Registration Statement on Form 10 filed on May 13, 2011 and Amendment No.1 filed on July 1, 2011.

2011 Operational and Financial Objectives

Corporate Activities

On April 14, 2011 we announced that we had completed and filed with the Nicaraguan government the Environmental Impact Assessment (“EIA”) covering proposed seismic activities on the 1.4 million-acres in our Nicaraguan Concessions. The filing of the EIA will be followed by a “comment period” during which there will be interaction among Infinity; the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest the Nicaraguan Concessions. During this process, we will continue to maintain our relationship with the autonomous regions. After the EIA has been formally approved, Infinity expects to be cleared to commence 3-D seismic mapping activities in the area, although no assurances can be offered in this regard.

Subject to obtaining sufficient capital, we plan to commence our seismic mapping activities during the fourth quarter of 2011 or in the first quarter of 2012. The 3-D seismic program will seek to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable oil in place. In addition, 3-D seismic should provide our first look at the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise 2-D seismic mapping.

We intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any, net proceeds from the sales of assets. Essentially all of our assets serve as collateral under our Amegy credit facility, and as such, any disposition of material assets would require its approval.

Our ability to complete these activities is dependent on a number of factors including, but not limited to:

•	The availability of the capital resources required to fund the activity;

•	The availability of third party contractors for completion services; and

•	The approval by regulatory agencies of applications for permits to conduct exploration activities in a timely manner.

Results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Infinity incurred a net loss of $248,044, or $0.01 per diluted share, for the three months ended June 30, 2011 compared to a net loss of $1,180,561, or $0.06 per diluted share, for the three months ended June 30, 2010.

Revenue

The Company had no revenues in either the three months ending June 30, 2011 or June 30, 2010. The Company focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses

Operating expenses of $596,707 were incurred in the three months ended June 30, 2010 to bring the Texas wells in compliance with State requirements for a potential sale of the property. No such expenses were incurred for the similar period in 2011. A contingent sales contract for the Texas property was entered into in 2009 and 2010, but could not be closed because trade vendors were unwilling to release liens on the properties for partial settlement of payables. The Company is in default on the leases relating to these shut-in wells, even though the leases have terminated. Further, the Company has obligations to plug the wells. The Company has recorded the estimated cost of such activities as a liability on its Consolidated Financial Statements and has discontinued its efforts to sell the property.

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from its properties in Erath County, Texas, under which it pays a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. The Company is unable to fulfill its commitment under this contract and has recorded a liability in Consolidated Financial Statements for the balance of the contract. As of June 30, 2011 and December 31, 2010 the Company had accrued approximately $1,916,250 (expensed in 2010) relating to the contract. The accrued liability at December 31, 2010 includes the Company's liability, along with estimated legal expenses, through December 31, 2011, the termination date of the contract.

The Company intends to seek to settle these lawsuits when it has the financial resources to do so. See Item 8. "Legal Proceedings."

We have had no domestic exploration and development activities to conserve cash. We are not actively working on any domestic property. This has caused us to lose certain leases, and we are likely to continue to lose acreage as our liquidity concerns continue. If we are unable to resolve our liquidity issues in the near term, these losses could have a material adverse impact on our business, prospects and financial condition.

General and Administrative Expenses

General and administrative expenses decreased slightly in the three months ended June 30, 2011 as compared to the same period in 2010, from $178,498 in 2010 to $172,588 in 2011. The 2010 expenses included some $48,000 of ongoing costs related to operations in Texas, which did not continue into 2011, whereas the 2011 expense included legal and accounting costs related to becoming a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”).

Other income (expense)

Interest expense increased in the 2011 period over that in 2010 from $715,000 in 2010 to $809,000 in 2011 due to increased borrowings outstanding during the 2011 period.

The fair value of the Company’s derivative liability, related to warrants outstanding, decreased in the three months ended June 30, 2011 and the three months ended June 30, 2010, with the decrease reflected as other income. The derivative value, required to be presented in accordance with generally accepted accounting principles, primarily reflects the liability associated with remaining life of the warrants with swings in fair value being primarily impacted by the volatility of the Company’s stock price.

Income Tax

Infinity reflected no net tax benefit or expense in the three month periods ended June 30 in either 2011 or 2010. The net operating losses generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of June 30, 2011 and December 31, 2010, the Company recorded a full valuation allowance for its net deferred tax asset.

Results of operations for six months ended June 30, 2011 compared to the six months ended June 30, 2010

Infinity incurred a net loss of $2,050,620, or $0.11 per diluted share, for the six months ended June 30, 2011 compared to a net loss of $2,184,967, or $0.12 per diluted share, for the six months ended June 30, 2010.

Revenue

The Company had no revenues in either the six months ending June 30, 2011 or June 30, 2010. The Company focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses

Operating expenses of $1,200,085 were incurred in the first six months of 2010 to bring the Texas wells in compliance with State requirements for a potential sale of the property. The Company had no operating expenses in the same period in 2011. A contingent sales contract for the Texas property was entered into in 2009 and 2010, but could not be closed because trade vendors were unwilling to release liens on the properties for partial settlement of payables. The Company is in default on the leases relating to these shut-in wells, even though the leases have terminated. Further, the Company has obligations to plug the wells. The Company has recorded the estimated cost of such activities as a liability on its Consolidated Financial Statements and has discontinued its efforts to sell the property.

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from its properties in Erath County, Texas, under which it pays a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. The Company is unable to fulfill its commitment under this contract and has recorded a liability in Consolidated Financial Statements for the balance of the contract. As of June 30, 2011 and December 31, 2010 the Company had accrued approximately $1,916,250 (expensed in 2010) relating to the contract. The accrued liability at December 31, 2010 includes the Company's liability, along with estimated legal expenses, through December 31, 2011, the termination date of the contract.

The Company intends to seek to settle these lawsuits when it has the financial resources to do so. See Item 1, "Legal Proceedings."

We have had no domestic exploration and development activities to conserve cash. We are not actively working on any domestic property. This has caused us to lose certain leases, and we are likely to continue to lose acreage as our liquidity concerns continue. If we are unable to resolve our liquidity issues in the near term, these losses could have a material adverse impact on our business, prospects and financial condition.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30 increased from approximately $416,000 in 2010 to approximately $521,000 in 2011. The costs in 2010 included about $132,000 in costs related to Texas operations of the Company, which operations had ceased in 2011 with no costs incurred for that period in 2011. On the other hand, legal, audit and accounting fees increased from almost $134,000 in 2010 to approximately $257,000 in 2011, primarily related to the effort necessary to become a reporting company under the Exchange Act. Also, officer salaries were $75,000 for the six month period in 2010 and increased to $214,000 in 2011 due to the cost associated with the award of stock options to officers in the first quarter of 2011.

Other income (expense)

Interest expense increased in the 2011 period over that in 2010 from $1,203,000 to $1,515,000, due to increased borrowings outstanding during the 2011 period.

The fair value of the Company’s derivative liability, related to warrants outstanding, decreased in the six months ended June 30, 2011 and the six months ended June 30, 2010, with the decrease reflected as other income. The derivative value, required to be presented in accordance with generally accepted accounting principles, primarily reflects the liability associated with remaining life of the warrants with swings in fair value being primarily impacted by the volatility of the Company’s stock price.

The derivative liability outstanding during 2010 related to warrants (which expired unused in January 2011) issued in connection with certain senior secured notes that had been earlier repaid. The derivative liability associated with these warrants, as the warrants were not exercised, was reduced to $-0- at December 31, 2010 and the amount of that liability was restored through earnings in 2010 in equal amounts each quarter, accumulating to a decrease of some $668,000 in the six months ended June 30, 2010. In February 2011, we issued warrant related to the extension of borrowing from Amegy Bank; this liability was recognized at the issuance date and increased in its fair value during the three months ended March 31, 2011. The greater part of this increase was offset by a decrease in the liability in the three months ended June 30, 2011, resulting in a modest net decrease in derivative fair value for the six months ended June 30, 2011 of approximately $38,000.

Income Tax

Infinity reflected no net tax benefit or expense in the six month periods ended June 30 in either 2011 or 2010. The net operating losses generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset, as of June 30, 2011 and December 31, 2010, the Company recorded a full valuation allowance for its net deferred tax asset.

Liquidity and Capital Resources; Going Concern

We have had a history of losses. In addition, we have a significant working capital deficit and are currently experiencing substantial liquidity issues. As also discussed in Note 2 of the Financial Statements, we were operating under the Fifth Forbearance Agreement with Amegy Bank, N. A. (“Amegy”) under the Revolving Credit Facility.

We entered into the Fifth Forbearance under the Revolving Credit Facility as a result of our failure to meet substantially all financial and certain other covenants during 2007, 2008, 2009 and 2010. Under this Agreement, Amegy agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through December 31, 2011. We continue to operate under the Fifth Forbearance Agreement and there can be no assurance Amegy will continue under the agreement after December 31, 2011 if we are unable to pay the amount due in full at such point.

We have classified all $10,242,956 outstanding under the Revolving Credit Facility at December 31, 2010 and all $10,716,822 of such balance at June 30, 2011 as current liabilities in the accompanying Consolidated Balance Sheets.

Under the Fifth Forbearance Agreement, Amegy made available $1,050,000 in advances to us. Amegy had advanced $454,053 of such amount as of December 31, 2010, $56,085 of which were applied to fees and penalties we owed to Amegy. As of June 30, 2011, Amegy had advanced $1,012,401 to us, leaving a balance available of $37,599 to us for the remainder of 2011 at such point. We estimate that we will require approximately $250,000 in working capital for the next 12 months, but not including annual salaries of $200,000 to our officers, which we will continue to defer if we do not have sufficient capital. In addition, we are required to repay the amounts due to Amegy under the Fifth Forbearance on December 31, 2011, which include $11,022,894 plus penalties and fees of $6,724,160, for a total of $17,747,054. The foregoing does not include amounts for seismic mapping of the Nicaraguan Concessions, which would be required expenditures after our receipt of the EIA and other approvals. We can offer no estimates regarding the receipt of such approvals or their timing.

We conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over our Nicaraguan Concessions. We issued letters of credit totaling $851,550 and entered into a subordinated loan with Off-Shore Finance, LLC, a Nevada limited liability company (“Off-Shore”), in an aggregate amount of $1,275,000, which was released as the Company needed funds for the initial work on the Nicaraguan Concessions. We commenced significant activity under the initial work plan and are waiting for governmental approval of the environmental study.

We plan to raise capital to satisfy the foregoing needs through an offering of our equity or debt securities and/or through a commercial relationship with other industry operators, which may involve the granting of revenue or other interests in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or the creation of a joint venture or other strategic partnership. There can be no assurance that we will obtain such funding or obtain it on terms acceptable to us. If we are not able to pay the Amegy obligation on or before its maturity date, there can be no assurance that Amegy will extend the maturity date. Further, if we cannot meet our obligations respecting the Nicaraguan Concession, we will lose our rights to them.

Due to the uncertainties related to these matters, there exists substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. A description of our critical accounting policies is set forth in our Registration Statement on Form 10 filed on May 13, 2011 and Amendment No.1 filed on July 1, 2011.

As of, and for the six months ended, June 30, 2011, there have been no material changes or updates to our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Stanton Ross and Chief Financial Officer, Daniel F. Hutchins evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on the evaluation, Messrs. Ross and Hutchins have concluded that the Company’s disclosure controls and procedures are effective in timely assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

Changes in Internal Control Over Financial Reporting

We previously had a material weakness in internal control over financial reporting due to inadequate segregation of duties and inadequate management review of journal entries to ensure that all items were recorded in the correct accounting period. In response to the material weakness, we have instituted additional control procedures to require management review of all journal entries and we have added additional staff to assure segregation of duties and review.  Based on the foregoing, our management has concluded that the material weakness has been remediated.

Except for the controls and procedures implemented to remediate the material weakness that existed as of December 31, 2010, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II

ITEM 1. LEGAL PROCEEDINGS

There were no material developments in the material litigation in which the Company is currently involved as set forth in our Registration Statement on Form 10 filed on May 13, 2011 and amendment No.1 filed on July 1, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We previously entered into four separate forbearance agreements resulting from our breach of certain covenants in the Loan Agreement. Effective as of February 16, 2011, we entered into the Fifth Forbearance under the Loan Agreement. The Fifth Forbearance relates to the breach by us and Guarantors of (i) substantially all financial covenants set forth in Section 8 of the Loan Agreement and (ii) certain covenants set forth in Section 7 of the Loan Agreement (the “Existing Defaults”). Under the Fifth Forbearance, the borrowing base remained at $2,900,000. The borrowing base is not subject to redetermination by Amegy during the period from January 31, 2010 to December 31, 2011 (the "Forbearance Period"). The borrowing base deficiency of $9,229,530 must be paid by the end of the Forbearance Period through the sale of assets, refinancing of the loan, or some other means of raising capital. Under the Fifth Forbearance, Amegy agrees to forebear from exercising any remedies under the Loan Agreement and related loan documents and to waive the Existing Defaults for the Forbearance Period, unless otherwise extended or earlier terminated by Amegy due to a further default under the Loan Agreement. In connection with the Fifth Forbearance, the maturity date of the Loan Agreement and related note was extended until December 31, 2011. There can be no assurance that Amegy will extend the maturity date after December 31, 2011.

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	August 15, 2011
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	August 15, 2011
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)