Form 10-Q/A
period 2011-06-30
INFINITY ENERGY RESOURCES, INC
filed 2011-09-27
CIK 822746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.

No changes have been made to the Form 10-Q other than furnishing Exhibit 101.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	September 27, 2011
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	September 27, 2011
Daniel F. Hutchins	(Principal Financial and Accounting Officer)