Form 10-K
period 2011-12-31
INFINITY ENERGY RESOURCES, INC
filed 2012-04-16
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission file number: 0-17204

Infinity Energy Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3126427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11900 College Blvd., Suite 310
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, was approximately $34,163,000 based on the closing price of $1.83 per share as reported on the Over-the-Counter QB Tier Market.

As of April 10, 2012, 18,668,575 shares of the registrant’s $0.0001 common stock were issued and outstanding.

FORM 10-K

INFINITY ENERGY RESOURCES, INC.

DECEMBER 31, 2011

Note Regarding Forward Looking Statements

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "intends," and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included in this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this annual report on Form 10-K to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law.

As used in this annual report, “Infinity,” the "Company,"“we,” “us” and “our” refer collectively to Infinity Energy Resources, Inc., its predecessors and subsidiaries or one or more of them as the context may require.

Part I

Item 1. Business.

Overview

Infinity Energy Resources, Inc. is an independent energy company that was engaged in the acquisition, exploration and development of natural gas and oil properties in the United States through our wholly-owned subsidiaries, Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) and Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”). We are pursuing an oil and gas exploration opportunity offshore of Nicaragua in the Caribbean Sea. Infinity previously operated in the Fort Worth Basin of north central Texas and Wyoming and still holds leases in those regions.

Corporate History

Infinity was incorporated as a Colorado corporation in April 1987 and reincorporated as a Delaware corporation in September 2005. From January 1, 2002 through December 31, 2004, we produced natural gas and oil and grew our production through exploration and development drilling exclusively in the Rocky Mountain region. During this period, we completed the drilling of 36 oil and gas wells with a success rate of 75% at our two projects in the Greater Green River Basin. Exploratory wells accounted for 69%, or 25 of the total wells drilled. Beginning in 2005, our primary exploration focus shifted to the Fort Worth Basin in north central Texas. During 2005, 2006 and 2007, we completed the drilling of 29 gas wells in the Fort Worth Basin. Exploratory wells accounted for 100% of the total wells drilled.

On December 15, 2006, we sold our oilfield services subsidiaries, Consolidated Oil Well Services, Inc. and CIS-Oklahoma, Inc. to Q Consolidated Oil Well Services, LLC, a Delaware limited liability company.

On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by it in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming to Forest Oil Corporation, a New York corporation (“Forest”). During the year ended December 31, 2008, Infinity-Texas property was not cash flowing and operations were scaled back. During the year ended December 31, 2008 the remaining values of the Infinity-Texas and Infinity-Wyoming properties were determined to be uneconomical to operate and as such, were written down to zero. In December 2011, we sold the Texas properties. We are now focused solely on the development of our properties offshore Nicaragua.

Nicaragua

Since 1999, we have pursued an oil and gas exploration opportunity offshore Nicaragua in the Caribbean Sea. Over such time period, we have built relationships with the Instituto Nicaraguense de Energia (“INE”) and undertook the geological and geophysical research that helped us to become one of only six companies qualified to bid on offshore blocks in the first international bidding round held by INE in January 2003.

On March 5, 2009, we signed the contracts granting us the Perlas and Tyra concession blocks offshore Nicaragua (the “Nicaraguan Concessions”). Since such point, we conducted an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data that was acquired over the concession blocks offshore Nicaragua. We are seeking offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations or other strategic partnership. The funds raised through the subordinated note transaction described below were used to fund these expenses.

Since our acquisition of the Nicaraguan Concessions, we have conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over our Perlas and Tyra concession blocks offshore Nicaragua. We issued letters of credit totaling approximately $1.0 million for this initial work on the leases. We commenced significant activity under the initial work plan and are waiting for governmental approval of the environmental study. We intend to seek joint venture or working interest partners prior to the commencement of any exploratory drilling operations on the Nicaraguan Concessions.

Recent Developments - Retirement of Debt

Effective February 16, 2011, we entered into a Fifth Forbearance Agreement (the "Fifth Forbearance") with Amegy Bank ("Amegy") under which advances of $1,050,000, increased to $1,260,000 on September 12, 2011, were approved. As of December 31, 2011, Amegy had made advances of $1,396,758, which were $136,758 in excess of the approved amount. After December 31, 2011, Amegy had made additional advances of $272,070, for a total of $1,668,828 as of February 28, 2012.

On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore Finance LLC ("Off-Shore") relating to outstanding debt and other obligations we owed to them. Under these documents, we agreed to issue 130,000 shares of Series A Preferred Stock (the "Series A Preferred") and 2,000,000 shares of common stock to Amegy and it agreed to cancel a warrant exercisable to purchase 968,000 shares of our common stock that we issued to it in February 2011 in conversion, exchange and payment in full of all debt and other obligations we owed to Amegy. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred Stock (the "Series B Preferred") in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. The transactions with Amegy and Off-Shore closed on April 13, 2012. As a result of the transactions, we cancelled debt, accrued interest and fees, and the derivative liability recorded relative to the Amegy warrant, all of which totaled $21,322,922 at December 31, 2011. We will record these transactions in the second quarter of 2012.

Our corporate office is located at 11900 College Boulevard, Suite 310, Overland Park, Kansas 66210. Our telephone number is (913) 948-9512.

Infinity-Texas

Infinity-Texas was engaged in the acquisition, exploration, development and production of natural gas in the Fort Worth Basin of north central Texas. This subsidiary is a Delaware corporation with its headquarters located in Overland Park, Kansas.

Infinity-Texas was formed in June 2004 to acquire, explore, develop and produce natural gas from the Barnett Shale formation and other producing formations in the Fort Worth Basin. The Barnett Shale is a marine shale formation that is natural gas bearing at depths believed to range from 1,000 to 8,500 feet and is believed to be ubiquitous across the Fort Worth Basin.

During the year ended December 31, 2008, Infinity-Texas property was not cash flowing and operations were scaled back. The main salt water disposal well was struck by lightning in April, 2009 and we made the decision to cease operations under the force majeure clause of the leases. During the year ended December 31, 2008, the remaining value of the Infinity-Texas and Infinity-Wyoming properties were determined to be uneconomical to operate and, as such, were written down to zero. In December 2011, we signed an agreement to sell the Texas properties for $1,000,000. The buyers issued us a non-interesting bearing note with a four-year term, payable from the buyer's net profits from oil and gas sales from the property, with payments to commence after the buyer's repayment of start-up funding. Due to uncertainty as to timing and amounts of repayments, the note receivable has been recorded net of a 100% valuation allowance.

Infinity-Wyoming

Infinity-Wyoming was engaged in the acquisition, exploration, development and production of natural gas, condensate and crude oil in the Rocky Mountain region in Wyoming and Colorado. This subsidiary is a Wyoming corporation. On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by it in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming to Forest. Following the sale, Infinity-Wyoming had no wells producing crude oil or natural gas and it is inactive.

Revolving Credit Facility and Fifth Forbearance Agreement - Retirement of Debt

On January 10, 2007, we entered into a reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy. Under the related loan agreement (the “Loan Agreement”) between us, Infinity-Texas and Infinity-Wyoming (each a wholly-owned subsidiary and together, the “Guarantors”) and Amegy, we could borrow, repay and re-borrow on a revolving basis up to the aggregate sums permitted under the borrowing base, $22,000,000 (reduced to $10,500,000 effective as of August 10, 2007 and subsequently reduced to $3,806,000 effective as of March 26, 2008) and subsequently reduced to $2,900,000 on December 4, 2009. The Revolving Credit Facility had an initial term of two years. Amounts borrowed bear interest at a stated rate of 5.5% at December 31, 2011 and 2010. Interest payments were due on a monthly basis, and principal payments may be required to meet a borrowing base deficiency or monthly borrowing commitment reductions. The borrowing base under the Revolving Credit Facility and the applicable interest rate was subject to adjustment at least once every three months. Amounts borrowed under the Revolving Credit Facility were collateralized by substantially all of our assets and those of our subsidiaries and were guaranteed by our subsidiaries. The Revolving Credit Facility contained certain standard continuing covenants and agreements and required us to maintain certain financial ratios and thresholds.

We previously entered into four separate forbearance agreements resulting from our breach of certain covenants in the Loan Agreement. Effective as of February 16, 2011, we entered into the Fifth Forbearance Agreement under the Loan Agreement. The Fifth Forbearance related to the breach by us and Guarantors of (i) substantially all financial covenants set forth in Section 8 of the Loan Agreement and (ii) certain covenants set forth in Section 7 of the Loan Agreement (the “Existing Defaults”). Under the Fifth Forbearance, the borrowing base remained the same. The borrowing base was not subject to redetermination by Amegy during the period from January 31, 2010 to December 31, 2011 (the "Forbearance Period"). The borrowing base deficiency had to be cured by the end of the Forbearance Period through the sale of assets, refinancing of the loan, or some other means of raising capital. Under the Fifth Forbearance, Amegy agreed to forebear from exercising any remedies under the Loan Agreement and related loan documents and to waive the Existing Defaults for the Forbearance Period, unless otherwise extended or earlier terminated by Amegy due to a further default under the Loan Agreement. In connection with the Fifth Forbearance, the maturity date of the Loan Agreement and related note was extended to December 31, 2011.

During the Forbearance Period, the interest rate continued at the stated rate plus the applicable margin, which is 5.5% at December 31, 2011 and 2010 as set forth under the revolving note, and certain operating and financial limitations remain in place. In addition, under the Fifth Forbearance Amegy agreed, upon the request of the Company, to issue one or more letters of credit in an amount not to exceed $850,000 as security for the Company’s obligations with respect to the Nicaragua Concessions.

Amegy made additional Forbearance Period advances of $1,050,000, which was increased to $1,260,000 on September 12, 2011, with an interest rate of prime plus 2% and the personal guarantee of the Company’s President and Chief Executive Officer for up to $500,000 of the advances. As of December 31, 2011, Amegy had made advances of $1,396,758, which was $136,758 in excess of the approved maximum for advances. From January 1, 2012 through February 28, 2012 Amegy made additional advances of $272,070 to us, for a total of $1,668,828.

Retirement of Debt. On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Under these documents, we agreed to issue 130,000 shares of Series A Preferred and 2,000,000 shares of common stock to Amegy and it agreed to cancel a warrant exercisable to purchase 968,000 shares of our common stock that we issued to it in February 2011 in conversion, exchange and payment in full of all debt and other obligations we owed to Amegy. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. The transactions with Amegy and Off-Shore closed on April 13, 2012. As a result of the transactions, we cancelled debt, accrued interest and fees, and the derivative liability recorded relative to the Amegy warrant, all of which totaled $21,322,922 at December 31, 2011. We will record these transactions in the second quarter of 2012.

The Series A Preferred and Series B Preferred accrue a 6% dividend per annum and are convertible into common stock at a price of $6.50 per share. Both series of Preferred Stock automatically convert into common stock if the average of the closing prices of the common stock for 30 consecutive trading days equals at least $7.50 per share. We have the right to redeem both series of Preferred Stock at any point for an amount equal to their issue price of $100 per share plus all accrued and unpaid dividends. Commencing January 1, 2013, the Series A Preferred will vote with the common stock on all matters presented to the holders of the common stock. Beginning January 1, 2014, the Series A Preferred shareholder will have a majority vote on all such matters and the right to elect a majority of the Board of Directors, if the Series A Preferred has not been redeemed or converted into common stock. Neither series of Preferred Stock is transferrable for 180 days after issuance.

Business Strategy

Our principal objective is to create stockholder value through the development of our Nicaraguan Concessions. We will seek to commence the geological and geophysical exploration of the Nicaraguan Concessions while also seeking joint venture or working interest partners.

We intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any, net proceeds from the sales of assets.

EXPLORATION AND PRODUCTION

Nicaragua Oil and Natural Gas Concession

Preliminary analyses and interpretation of available 2-D seismic data by independent consultants has revealed that the Nica-Tinkham Ridge, the single most important structure in the basin, traverses both of the blocks (Tyra and Perlas) in Infinity’s offshore concessions and controlled the deposition of Eocene and possibly younger reef systems. Such preliminary analyses have identified four prospects covering a total of over 547 square miles. The Company’s consultants, Brazilian-based Consultoria em Geologia Geofísica e Informática do Petróleo LTDA (“CGGIP”) and its senior geological consultant, Luciano Seixas Chagas, working in concert with Thompson & Knight Global Energy Services LLC, are building a credible model suggesting that the Eocene geologic zone alone has a potential that hydrocarbons could be present, based upon certain assumptions involving porosity, saturation, recovery and other parameters. This model is also subject to the complex geology of the region and the fact that the reef system has never been drilled. While 2-D seismic data is not sufficient to identify or evaluate prospects in the deeper Cretaceous zone, the we and our consultants continue to believe that Cretaceous, as well as Eocene, hydrocarbons could be present within the Nicaraguan Concessions, although we can offer no assurances in this regard.

These estimates are based upon preliminary conclusions and are subject to further analysis, additional seismic data and interpretation, and various assumptions that cannot be confirmed or disproved until the prospects are drilled. We believe these estimate and model support our long-held belief that the Nicaraguan Concessions have the potential for multiple oil discoveries. We are seeking to partner with a larger entity that has the resources to assist in the further exploration and development of the concessions.

In April 2011, we filed with the Nicaraguan government an Environmental Impact Assessment ("EIA") covering proposed seismic activities on our Nicaraguan Concessions. The filing of the EIA will be followed by a comment period during which there will be interaction between us the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest to the Nicaraguan Concessions. After the EIA has been formally approved, we expect to be cleared to commence 2-D and 3-D seismic mapping activities in the area, although we can offer no assurances in this regard.

As of December 31, 2011 and April 13, 2012, the Company is in Sub-Period 1 for both Perlas and Tyra. The Company is awaiting approval of the EIA before proceeding to Sub-Period 2. In accordance with the concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expiring March 2013) and $408,450 for Tyra (expiring September 2012). The Company has also made all required expenditures related to the concessions for training programs and as “area fees,” both for 2010 and 2011 and, in early 2012, for that year. The Company considers it is fully in compliance with the terms of the concession agreements.

Customers and Markets

We have no production and no customers.

Competition

We compete in virtually all facets of our businesses with numerous other companies in the oil and gas industry, including many that have significantly greater financial and other resources. Such competitors will be able to pay more for desirable oil and gas leases and to evaluate, bid for, and purchase a greater number of properties than our financial or personnel resources permit.

Our business strategy includes highly competitive oil and natural gas exploration, development and production. We face intense competition from a large number of independent exploration and development companies as well as major oil and gas companies in a number of areas such as:

•	Obtaining financing to pursue our Nicaraguan Concessions;

•	Seeking to acquire the services, equipment, labor and materials necessary to explore, operate and develop those properties.

Many of our competitors have financial and technological resources substantially exceeding those available to us. We cannot be sure that we will be successful in developing and operating profitable properties in the face of this competition.

Government Regulation of the Oil and Gas Industry

In April 2011, we filed with the Nicaraguan government an Environmental Impact Assessment ("EIA") covering proposed seismic activities on our Nicaraguan Concessions. The filing of the EIA will be followed by a comment period during which there will be interaction between us the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest to the Nicaraguan Concessions. After the EIA has been formally approved, we expect to be cleared to commence 2-D and 3-D seismic mapping activities in the area, although we can offer no assurances in this regard.

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

If we commence operations in Nicaragua we will be subject to legal and regulatory oversight by its energy-related agencies, such as the Nicaraguan Energy Institute, with respect to its energy or hydrocarbons laws.  In such case, from time to time, in varying degrees, political developments and federal and state laws and regulations affect our operations in Nicaragua.  In particular, price controls, taxes and other laws relating to the crude oil and natural gas industry, changes in these laws and changes in administrative regulations have affected and in the future could affect crude oil and natural gas production, operations and economics.  We cannot predict how Nicaraguan agencies or courts will interpret existing laws and regulations or the effect these adoptions and interpretations may have on our business or financial condition at that point.

Our business will also be subject to laws and regulations promulgated by federal and local authorities, including the Ministry of Energy and Mines, relating to the exploration for, and the development, production and marketing of, crude oil and natural gas, as well as safety matters.  Legal requirements may be frequently changed and subject to interpretation and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our future operations in Nicaragua.  In such event. we may be required to make significant expenditures to comply with governmental laws and regulations.

Further, future operations in Nicaragua will be subject to complex federal and local environmental laws and regulations.  The discharge of natural gas, crude oil, or other pollutants into the air, soil or water may give rise to significant liabilities on our part to government agencies and third parties and may require us to incur substantial costs of remediation.  In addition, in the future we may incur costs and penalties in addressing regulatory agency procedures involving instances of possible non-compliance.

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

The environmental and land use laws and regulations affecting oil and natural gas operations have been changed frequently in the past, and in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures in order to remain in compliance. Our business operations are not in compliance with current laws and regulations in the United States. Failure to comply with these requirements can result in civil and/or criminal fines and liability for non-compliance, clean-up costs and other environmental damages. It is also possible that unanticipated developments or changes in law could cause us to make environmental expenditures significantly greater than those we currently expect.

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

The Clean Water Act also regulates storm water discharges from industrial properties and construction activities and requires separate permits and implementation of a storm water management plan establishing best management practices, training, and periodic monitoring. Certain operations are also required to develop and implement “Spill Prevention, Control, and Countermeasure” plans or Facility Response Plans to address potential oil spills.

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

Oil Spill Regulations.  The Oil Pollution Act of 1990, as amended (the “OPA”), amends and augments oil spill provisions of the Clean Water Act, imposing potentially unlimited liability on responsible parties, without regard to fault, for the costs of cleanup and other damages resulting from an oil spill in U.S. waters. Responsible parties include (i) owners and operators of onshore facilities and pipelines and (ii) lessees or permit tees of offshore facilities.

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

We may generate wastes, including hazardous wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, although certain oil and natural gas exploration and production wastes currently are exempt from regulation under RCRA. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA (“Hazardous Wastes”). Furthermore, it is possible that certain wastes generated by our historical oil and natural gas operations that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating, disposal and clean-up requirements. State and federal oil and natural gas regulations also provide guidelines for the storage and disposal of solid wastes resulting from the production of oil and natural gas, both on- and off-shore.

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

Title to Properties

Currently domestic acreage and leases may be lost due to nonproduction. For the year end December 31, 2008, the remaining value of the Infinity-Texas and Infinity-Wyoming properties were determined to be uneconomical to operate and as such, we wrote them down to zero. In December 2011, we sold our Texas properties.

Operating Hazards and Insurance

The oil and natural gas business involves a variety of operating risks, such as those described under “Risk Factors.” We were unable to maintain insurance against such potential risks and losses.

In addition, pollution and environmental risks are not insured. If a significant accident or other event occurs not covered by insurance, it could adversely affect us.

Employees

On December 31, 2011, we had two employees, whose salaries we have deferred. We also use outside contractors to perform services.

Exploration and Development

We incurred exploration expenditures on our Nicaraguan Concessions in the fiscal years ended December 31, 2011 and 2010 of $731,347 and $945,080, respectively.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments..

None.

Item 2. Properties.

This section is an explanation and detail of some of the relevant project groupings from our overall inventory of projects and prospects. Our principal focus is our Nicaraguan Concessions, which are located in the Caribbean Sea, offshore Nicaragua.

Nicaragua

Subsequent to being awarded two concessions in 2003, we negotiated a number of key terms and conditions of an exploration and production contract covering the approximate 1.4 million acre Tyra (approximately 826,000 acres in the north) and Perlas (approximately 560,000 acres in the south) concession areas offshore Nicaragua. The contract, which was finalized in May 2006, contemplates an exploration period of up to six years with four sub-phases and a production period of up to 30 additional years (with a potential five-year extension). We have completed and submitted an environmental study and to develop geological information from the reprocessing and additional evaluation of existing 2-D seismic data to be acquired over the Perlas and Tyra concession blocks. We are awaiting approval of the environmental studies by the responsible governmental agency.

We expect that our exploration offshore Nicaragua will focus on Eocene and Cretaceous Carbonate reservoirs and our management and consultants believe: (i) numerous analogies can be made between the our concession block and production from fractured Cretaceous carbonates in Mexico, Venezuela and Guatemala and (ii) the presence of Cretaceous source rocks onshore Honduras and Nicaragua can be projected into the offshore Caribbean Shelf. We plan to seek offers from industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations. No assurance can be given that any such transactions will be consummated or the terms of such transaction.

Fort Worth Basin

For purposes of presentation, we divide our Fort Worth Basin operations into two main property areas: Erath and Hamilton Counties, Texas and Comanche County, Texas. In December 2011 the Company sold these Texas properties.

Erath and Hamilton Counties, Texas

Infinity-Texas had limited production in 2009 in this area, which is located in the southwest portion of the Fort Worth Basin in north central Texas. There was no production in 2010. A contingent sales contract for the Texas property was entered into in 2009 and 2010 but could not be closed due to trade vendors unwilling to release liens on the properties for partial settlement of payables. We have substantial doubts that any of the leases are still in force and have discontinued all sales efforts.

Comanche County, Texas

Infinity-Texas produced only insignificant amounts of natural gas from the field and has not produced from this field since 2007. We have substantial doubts that any of the leases are still in force and have discontinued all operations.

Greater Green River Basin

For purposes of presentation, we divide our Greater Green River Basin operations into two main property areas: Pipeline Field and Labarge Field.

Pipeline Field

Infinity-Wyoming has not produced from the Pipeline Field since 2007.

Labarge Field

Infinity-Wyoming has not produced from the Labarge field since 2006

Northwest Colorado

For purposes of presentation, we divide our northwest Colorado operations into two main property areas: Sand Wash Prospect and Piceance Basin Prospect.

Sand Wash Prospect

Infinity-Wyoming has not produced from the Sand Wash Prospect since 2007.

Piceance Basin Prospect

Infinity-Wyoming has not produced from the Piceance Basin Prospect since 2007.

Proved Reserves Reporting

We had no proved reserves as of December 31, 2011 and 2010.

Production, Prices and Production Costs

We had no production during the years ended December 31, 2011 or 2010.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the costs we incurred in the purchase of proved and unproved properties and in development and exploration activities in Nicaragua:

	2011	2010
Property acquisition costs
Proved	$-	$-
Unproved	-	-
Total property acquisition costs	-	-
Development costs	-	-
Exploration costs	731,347	945,080
Total costs	$731,347	$945,080

There were no development, exploration or acquisition costs incurred during 2011 and 2010 on our domestic properties.

Drilling Activity

We had no drilling activity during the years ended December 31, 2011 or 2010.

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases we held as of December 31, 2011. Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Domestic acreage may be lost due to nonproduction. For the year end December 31, 2008 the remaining value of the Infinity-Texas and Infinity-Wyoming were written down to zero due to uneconomical operating conditions.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Onshore U.S.	-	-	-	-
Offshore Nicaragua	-	-	1,386,000	1,386,000
Total	-	-	1,386,000	1,386,000

Present Activities

We hold a 100% interest in the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. Within 15 days of entering an exploration sub-period, we are required to provide an irrevocable guarantee (“Irrevocable Guarantee”) in favor of the Nicaraguan Ministry of Energy, payable in Nicaragua, in an amount equal to the estimated cost of such exploration sub-period, subject to an accumulated credit carry forward for the excess of work performed in the preceding exploration sub-period, as provided in the Nicaraguan Concession agreements.

As of December 31, 2011 and April 9, 2012, the Company is in Sub-Period 1 for both Perlas and Tyra. The Company has provided Environmental Impact Studies to the Nicaraguan Ministry of Energy effective April 2011 and is awaiting approval of these studies before proceeding to Sub-Period 2. In accordance with the concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expiring March 2013) and $408,450 for Tyra (expiring September 2012). The Company has also made all required expenditures related to the concessions for training programs and as “area fees,” both for 2010 and 2011 and, in early 2012, for that year. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements.

Minimum Work Program - Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	2	- Environmental Impact Study - Acquisition & interpretation of 333km of new 2D seismic - Acquisition, processing & interpretation of 667km of new 2D seismic (or equivalent in 3D)	26km2	$443,100
Sub-Period 2 Optional	1	- Acquisition, processing & interpretation of 200km2 of 3D seismic	53km2	$1,356,227
Sub-Period 3 Optional	1	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	80km2	$10,220,168
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,397,335

Minimum Work Program - Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	1.5	- Environmental Impact Study - Acquisition & interpretation of 667km of existing 2D seismic - Acquisition of 667km of new 2D seismic (or equivalent in 3D)	26km2	$ 408,450
Sub-Period 2 Optional	0.5	- Processing & interpretation of the 667km 2D seismic (or equivalent in 3D) acquired in the previous sub-period	40km2	$ 278,450
Sub-Period 3 Optional	2	- Acquisition, processing & interpretation of 250km2 of new 3D seismic	160km2	$ 1,818,667
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$ 10,418,667

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block
Area Fee	Yr 1-3 Yr 4-7 Yr 8 fwd	$0.05/hectare $0.10/hectare $0.15/hectare
Royalties	Recovery Factor 0 – 1.5 1.5 – 3.0 >3.0	Percentage 5% 10% 15%
Natural Gas Royalties	Market value at production	5%
Corporate Tax	Rate no higher than 30%
Social Contribution	3% of the net profit (1.5% for each autonomous region)
Investment Protection	ICSID arbitration OPIC insurance

Delivery Commitments

In June 2005, we entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company pays a gathering fee of $0.35 per Mcf gathered. The contract contained minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. Delivery commitment shortfalls under this contract of $1,916,250 in 2010 and $929,208 in 2009 were recorded as operating expenses in our consolidated statements of operations for the respective years. The aggregate amount owing related to the shortfalls, $2,845,458, was included within current liabilities in the accompanying consolidated balance sheets at December 31, 2011 and 2010.

Item 3. Legal Proceedings.

We are involved in the following material litigation:

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

LDH Gas Development, L.P. filed an action in the District Court of Harris County, Texas, number 201030709, on May 14, 2010 against Infinity Oil and Gas of Texas, Inc.  In May 2005 LDH Gas Development, L.P. entered into a Gas Purchase Agreement with Infinity Oil and Gas of Texas, Inc. In the agreement, LDH agreed to purchase specified quantities of gas from leasehold interests held by Infinity that are located close to LDH’s Gathering System, and is claiming breach of gas purchase agreement for failure to meet minimum quantities of gas. We have accrued the amount of the commitment shortfall under this long-term gas gathering contract through the end of the contract period as a liability.

We included the full amounts claimed in the foregoing matters, including estimated attorney fees, within current liabilities in its consolidated balance sheets at December 31, 2011 and 2010. The amounts included are $445,521 at both December 31, 2011 and 2010 in the Exterran Energy Solutions matter, and $2,845,458 at December 31, 2011 and 2010 in the LDH Gas Development, L.P. We plan to seek to settle both of these lawsuits when we have the financial resources to do so. Both suits are in the discovery stage.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Infinity’s common stock trades on the Over- the-Counter QB Tier Market (OTCQB) under the symbol “IFNY.PK.” The following table sets forth the high and low closing bid prices for Infinity’s common stock as reported by the OTCQB. The closing price of the common stock on April 11, 2012 was $1.67 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2010	High	Low
1st Quarter	$ 2.99	$ 1.85
2nd Quarter	2.25	1.00
3rd Quarter	1.63	0.70
4th Quarter	1.45	0.75

Year Ended December 31, 2011	High	Low
1st Quarter	$ 2.90	$ 0.85
2nd Quarter	2.85	1.71
3rd Quarter	1.79	1.00
4th Quarter	1.83	0.78

Holders of Common Stock

At December 31 2011, there were approximately 70 stockholders of record of our common stock.

Dividend Policy

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. We have not declared or paid and do not anticipate declaring or paying any dividends on our common stock in the near future. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the board deems relevant.

Under the terms of the definitive agreements entered into with Amegy and Off-Shore, LLC on February 28, 2012 (effective April 13, 2012), Amegy received Series A Preferred Shares and Off-Shore received Series B Preferred Shares; both these issues accrue a 6% dividend per annum which has a payment preference over dividends which could be declared and paid to the holders of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

In May 2006, the our stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of our common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by our Board of Directors and generally expire ten years after the date of grant. As of December 31, 2011 and 2010, 148,463 shares were available for future grants under all plans.

The following table sets forth certain information regarding our stock option plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	903,500	$ 2.92	148,463
Options grants not issued under a plan approved by stockholders	1,150,000	6.42	n/a
Total	2,053,500	$ 4.88	148,463

Recent Issuances of Unregistered Securities

There have been no sales of unregistered securities during the fiscal years ended December 31, 2011 and 2010.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "intends," and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the risk factors described below.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this report to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) while we have retired our obligations to Amegy and Off-Shore, we still have substantial obligations to a number of third parties, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders, including Amegy; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxii) possible issuance of common stock subject to the Series A Preferred, Series B Preferred, options and warrants may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital, including conversion of the Series A Preferred and Series B Preferred; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) Amegy, as the holder of the Series A Preferred, has voting rights through which it could control our Board of Directors and affairs; and (xxiv) indemnification of our officers and directors.

The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this annual report on Form 10-K. Infinity follows the full-cost method of accounting for oil and gas properties. See “Summary of Significant Accounting Policies,” included in Note 1 to the Consolidated Financial Statements for the Years Ended December 31, 2011 and 2010.

Infinity and its subsidiaries are engaged in the acquisition and exploration of oil and gas properties offshore Nicaragua in the Caribbean Sea.

On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has submitted an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data that was acquired over the Nicaraguan Concessions located offshore. Infinity is awaiting approval of the environmental studies before proceeding with further activities. Infinity is currently seeking offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations. The funds raised through the subordinated note transaction and Forbearance advances from the bank were used to fund these expenses. No assurance can be given that these funds will be sufficient to cover the exploration and development cost until a partner is found.

During the year ended December 31, 2008, Infinity-Texas property was not cash flowing and operations were scaled back. The main salt water disposal well was struck by lightning in April, 2009 and we made the decision to cease operations under the force majeure clause of the leases. During the year ended December 31, 2008 the remaining value of the Infinity-Texas and Infinity-Wyoming properties were determined to be uneconomical to operate and as such, were written down to zero. In December 2011, we signed an agreement to sell the Texas properties for $1,000,000. The buyer issued us a non-interesting bearing note with a four-year term, payable from the buyer's net profits from oil and gas sales from the property, with payments to commence after the buyer's repayment of start-up funding. Due to uncertainty as to timing and amounts of repayments, the note receivable has been recorded net of a 100% valuation allowance.

2012 Operational and Financial Objectives

Corporate Activities

On April 14, 2011, we announced that we had completed and filed with the Nicaraguan government the Environmental Impact Assessment (“EIA”) covering proposed seismic activities on the 1.4 million-acres in our Nicaraguan Concessions. The filing of the EIA will be followed by a “comment period” during which there will be interaction among Infinity; the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest the Nicaraguan Concessions. During this process, we will continue to maintain our relationship with the autonomous regions. After the EIA has been formally approved, Infinity expects to be cleared to commence 3-D seismic mapping activities in the area, although no assurances can be offered in this regard.

Subject to obtaining sufficient capital, we plan to commence our seismic mapping activities. The 3-D seismic program will seek to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable oil in place. In addition, 3-D seismic should provide our first look at the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise 2-D seismic mapping.

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

Off-Balance Sheet Arrangements

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

For the Years Ended December 31, 2011 and 2010

Results of Operations

Infinity incurred a net loss of $3,529,599, or $0.19 per diluted share, for the year ended December 31, 2011 compared to a net loss of $3,778,148, or $0.20 per diluted share, for the year ended December 31, 2010.

Revenue

The Company had no revenues in the years ended December 31, 2011 and December 31, 2010. It focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses

Operating expenses of $2,453,431 were incurred in the year ended December 31, 2010. Of this amount, $1,916,250 (see below) related to the recording of expense for delivery commitment shortfalls, and the remainder related to bringing the Texas wells into compliance with State requirements for a potential sale of the property. The Company had no operating expenses in the year ended December 31, 2011. It is in default on the leases relating to these shut-in Texas wells, even though the leases have terminated. Further, the Company has obligations to plug the wells. It recorded the estimated cost of such activities as a liability on its Consolidated Financial Statements at December 31, 2011 and 2010. In December 2011, the Company sold the Texas properties. See Note 7.

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from its properties in Erath County, Texas, under which it pays a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. Delivery commitment shortfalls under this contract of $1,916,250 in 2010 and $929,208 in 2009 were recorded as operating expenses in the Company’s consolidated statements of operations for the respective years. The cumulative shortfall amounts, $2,845,458 at December 31, 2011 and 2010, are included within current liabilities in the accompanying consolidated balance sheets at those dates.

The Company is a defendant in lawsuits relating to its Texas properties and intends to seek settlement of such lawsuits when it has the financial resources to do so. See Item 3, "Legal Proceedings."

The Company has no domestic exploration and development activities in order to conserve cash. It is not actively working on any domestic property.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, increased from $639,817 in 2010 to $953,621 in 2011. The costs in 2010 included $198,480 in costs related to Texas operations of the Company, which operations had ceased in 2010 with no costs incurred for 2011. On the other hand, legal (apart from those related to Texas operations), audit and accounting fees increased from almost $52,000 in 2010 to approximately $285,000 in 2011, primarily related to the effort necessary to re-establish itself as a reporting company under the Securities Exchange Act of 1934, as amended. The Company has two officers but no operating employees, with office services provided by the CFO’s accounting firm, which charges for those services increased from $139,965 in 2010 to $193,108 in 2011, consisting primarily of accounting and administration fees. Also, officer salaries were $150,000 in 2010 and increased to $351,056 in 2011 due to the cost associated with the award of stock options to officers in the first and third quarters of 2011.

Other income (expense)

Interest expense, net of amounts capitalized as additions to oil and gas properties, and including forbearance fees related to bank borrowings (see note 2) increased from $1,939,208 in 2010 to $3,102,637 in 2011. This increase related to increased borrowings, increased forbearance fees, and a higher interest rate accrued relative to bank borrowings outstanding during the 2011 period.

The fair value of the Company’s derivative liability, which arose in February 2011 attributable to the issuance of warrants, increased from its initial balance of $535,626 to a calculated balance of $600,763 at December 31, 2011, by $65,137. Such increase is reflected as “change in derivative fair value.” During 2010, the derivative liability recorded as of December 31, 2009, attributed to earlier warrants outstanding which expired in early 2011, fell by $1,335,065 with such decrease in liability reflected as an element of other income. The derivative value, required to be presented in accordance with generally accepted accounting principles, primarily reflects the liability associated with remaining life of the warrants with swings in fair value being principally impacted by the volatility of the Company’s stock price.

Income Tax

Infinity reflected a $700,000 deferred income tax benefit for the year ended December 31, 2011 and no income tax expense or benefit for 2010. The deferred tax benefit recorded reflects the anticipated net earnings that will result in 2012 from the recording of the effects of the agreements signed in February 2012 with Amegy and Off-Shore (Note 10), net of projected 2012 operating expenses, which make it more likely than not that the Company will utilize a portion of its deferred tax asset in 2012, thus justifying the recognition of the deferred tax asset. The net operating losses generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset in an amount greater than that anticipated to be utilized in 2012, the remainder of the deferred tax asset at December 31, 2011 and the full deferred tax asset at December 31, 2010 were reduced by valuation allowances.

Liquidity and Capital Resources; Going Concern

We have had a history of losses. In addition, we have a significant working capital deficit and are currently experiencing substantial liquidity issues. As also discussed in Note 2 of the Financial Statements, as of December 31, 2011 we were operating under the Fifth Forbearance Agreement with Amegy Bank, N. A. (“Amegy”) under the Revolving Credit Facility. We had entered into the Fifth Forbearance under the Revolving Credit Facility as a result of our failure to meet substantially all financial and certain other covenants during 2007, 2008, 2009 and 2010. Under this Agreement, Amegy agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through December 31, 2011.

We continued to operate under the Fifth Forbearance Agreement through February 28, 2012. On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Under these documents, we agreed to issue 130,000 shares of Series A Preferred and 2,000,000 shares of common stock to Amegy and it agreed to cancel a warrant exercisable to purchase 968,000 shares of our common stock that we issued to it in February 2011 in conversion, exchange and payment in full of all debt and other obligations we owed to Amegy. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. The transactions with Amegy and Off-Shore closed on April 13, 2012. As a result of the transactions, we cancelled debt, accrued interest and fees, and the derivative liability recorded relative to the Amegy warrant, all of which totaled $21,322,922 at December 31, 2011. We will record these transactions in the second quarter of 2012.

We have classified the entire balances under the Revolving Credit Facility ($10,242,956 at December 31, 2010 and $11,407,252 at December 31, 2011) as current liabilities in the accompanying Consolidated Balance Sheets.

Under the Fifth Forbearance Agreement signed in February 2011 (see note 2), Amegy had made available for borrowing an additional $1,050,000, which was increased to $1,260,000 on September 12, 2011. Amegy had advanced $454,053 of such amount as of December 31, 2010, prior to formally executing the Fifth Forbearance Agreement, $56,084 of which were applied to fees and penalties we owed to Amegy. As of December 31, 2011, Amegy had advanced $1,396,758 to us, which was in excess of the originally approved amount of $1,260,000. From January 1, 2012 through February 28, 2012 Amegy made additional advances of $272,070 to us, for a total of $1,668,828.

We estimate that we will require approximately $2,800,000 in working capital for the next 12 months, but not including annual salaries of $200,000 to our officers, which we will continue to defer if we do not have sufficient capital, and not including obligations that we owe to third parties. The foregoing includes $1,590,300 for expenditures projected to be required under the Nicaraguan Concessions, which would occur after our receipt of approval EIA and other approvals. We can offer no assurances regarding the receipt of such approvals or, if received, their timing.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are summarized in the notes to our consolidated financial statements included in Item 8, “Financial Statements”, of this annual report.

The application of our accounting policies regarding income taxes and regarding full cost accounting for oil and gas properties and the sale of oil and gas properties are critical to two accounting estimates made in 2011.

As noted above, the Company reflected a $700,000 deferred income tax benefit for the year ended December 31, 2011 and no income tax expense or benefit for 2010, in conformity with the Company’s policy for accounting for income taxes. The deferred tax benefit recorded in 2011 reflects the anticipated net earnings that will result in 2012 from the recording of the effects of the agreements signed in February 2012 (effective April 13, 2012) with Amegy and Off-Shore (Note 10), net of projected 2012 operating expenses, which make it more likely than not that the Company will utilize a portion of its deferred tax asset in 2012, thus justifying the recognition of the deferred tax asset. The net operating losses generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset in an amount greater than that anticipated to be utilized in 2012, the remainder of the deferred tax asset at December 31, 2011 and the full deferred tax asset at December 31, 2010 were reduced by valuation allowances.

Also, as noted above and in Note 7 to the consolidated financial statements, in 2011 the Company sold its oil and gas properties in Texas, the cost associated with which were entirely written off in prior periods, in return for a non-interest-bearing note with repayment conditional upon net profit from sales of oil and gas from the properties. Due to the uncertainty of when and in what amount payments on the note will be received, the Company has recorded the note net of a 100% valuation reserve and has recognized no gain or loss on this transaction. Any related gains will be recognized when and if payments are received. The treatment of this Texas sale transaction conforms to the Company’s policy regarding sale of oil and gas properties.

As of and for the year ended December 31, 2011, there have been no material changes or updates to our critical accounting policies.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our business is seasonal in nature.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Infinity Energy Resources, Inc.

Consolidated Financial Statements

and Accompanying Notes

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infinity Energy Resources, Inc. and Subsidiaries

Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Infinity Energy Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Energy Resources, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has a significant working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado April 13, 2012

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS	December 31,	December 31,
	2011	2010
Current assets
Cash	$217	$-
Accounts receivable	2,992	2,992
Prepaid expenses	7,500	4,333
Deferred income tax	700,000	-
Total current assets	710,709	7,325

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down
Unproved	3,844,080	3,112,733

Total assets	$4,554,789	$3,120,058

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Checks written in excess of cash	$-	$166,419
Revolving credit facility to bank	11,407,252	10,242,956
Note payable to vendor	278,022	278,022
Current portion, subordinated note payable to related party,
net of discount of $83,088 at December 31, 2011	1,186,353	-
Accrued interest on subordinated note	232,112	-
Accounts payable	3,280,339	3,423,220
Accrued liabilities	4,904,077	4,469,338
Accrued interest and fees – bank and other	8,156,254	5,750,103
Current portion of asset retirement obligations	432,027	432,027
Total current liabilities	29,876,436	24,762,085

Long-term liabilities
Asset retirement obligations, less current portion	855,292	746,411
Subordinated note payable to related party, net of discount of $350,483 at
December 31, 2010, net of current portion	-	918,958
Accrued interest on subordinated note	-	155,613
Derivative liabilities	600,763	-
Total long-term liabilities	1,456,055	1,820,982

Total liabilities	31,332,491	26,583,067

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, par value $.0001, authorized 10,000,000 shares,
none issued and outstanding	-	-
Common stock, par value $.0001, authorized 75,000,000 shares, issued and
outstanding 18,668,575 shares at December 31, 2011 and 2010	1,866	1,866
Additional paid-in capital	80,322,722	80,107,816
Accumulated deficit	(107,102,290)	(103,572,691)
Total stockholders’ deficit	(26,777,702)	(23,463,009)

Total liabilities and stockholders’ deficit	$4,554,789	$3,120,058

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years
	Ended December 31,
	2011	2010

Operating expenses
Other operating expenses	$-	$2,453,431
General and administrative expenses	953,261	639,817
Accretion expense	108,881	95,894
Total operating expenses	1,062,142	3,189,142

Operating loss	(1,062,142)	(3,189,142)

Other income (expense)
Interest expense, net of capitalization	(3,102,637)	(1,939,428)
Change in derivative fair value	(65,137)	1,335,065
Other	317	15,357
Total other expense	(3,167,457)	(589,006)

Loss before income tax benefit	(4,229,599)	(3,778,148)

Deferred income tax benefit	700,000	-

Net loss	$(3,529,599)	$(3,778,148)

Basic and diluted net loss per share	$(.19)	$(.20)

Weighted average shares outstanding-basic and diluted	18,668,575	18,668,575

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2009	18,419,375	$1,841	$80,043,049	$(99,794,543)	$(19,749,653)

Issuance of common stock	249,200	25	64,767	-	64,792

Net loss	-	-	-	(3,778,148)	(3,778,148)

Balance, December 31, 2010	18,668,575	1,866	80,107,816	(103,572,691)	(23,463,009)

Issuance of stock options	-	-	214,906	-	214,906

Net loss	-	-	-	(3,529,599)	(3,529,599)

Balance, December 31, 2011	18,668,575	$1,866	$80,322,722	$(107,102,290)	$(26,777,702)

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(3,529,599)	$(3,778,148)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount, net of capitalized amounts of $200,546
in 2011 and $146,758 in 2010	602,475	183,447
Accretion of asset retirement obligation	108,881	95,894
Deferred income tax benefit	(700,000)	-
Stock-based compensation	214,906	-
Change in fair value of derivative liability	65,137	(1,335,065)
Change in operating assets and liabilities
Increase in prepaid expenses and other	(3,167)	(4,333)
Increase in accounts payable and accrued liabilities	2,740,394	4,617,267
Net cash used in operating activities	(500,973)	(220,938)

Cash flows from investing activities
Change in restricted cash	-	158,737
Investment in oil and gas properties	(419,601)	(510,810)
Net cash used in investing activities	(419,601)	(352,073)

Cash flows from financing activities
Proceeds from debt and subordinated note payable	1,396,758	354,398
Repayment of notes	(232,464)	-
Payment of hedge termination fees	(56,084)	-
Loan commitment fees paid with debt proceeds	(21,000)	-
Checks written in excess of cash	(166,419)	166,419
Net cash provided by financing activities	920,791	520,817

Net increase (decrease) in cash and cash equivalents	217	(52,194)

Cash and cash equivalents
Beginning	-	52,194
Ending	$217	$-

Supplemental noncash disclosures
Noncash capitalized overhead and interest	$311,746	$434,270
Noncash exercise of options	-	64,792

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

We are engaged in the exploration of the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions”).

Basis of Presentation

The consolidated financial statements include the accounts of Infinity Energy Resources, Inc. and its wholly-owned subsidiaries, Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) and Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern

As reflected in the accompanying Consolidated Statements of Operations, the Company has had a history of losses. In addition, the Company has a significant working capital deficit and is currently experiencing substantial liquidity issues. Further, as discussed in Note 2 and below, the Company was at December 31, 2011 operating under the Fifth Forbearance Agreement with Amegy under the Revolving Credit Facility, which agreement expired on that date. After December 31, additional advances of $272,070 were made by Amegy accumulating to a total advance of $1,668,828 as of February 28, 2012.

On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Under these documents, we agreed to issue 130,000 shares of Series A Preferred and 2,000,000 shares of common stock to Amegy and it agreed to cancel a warrant exercisable to purchase 968,000 shares of our common stock that we issued to it in February 2011 in conversion, exchange and payment in full of all debt and other obligations we owed to Amegy. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. The transactions with Amegy and Off-Shore closed on April 13, 2012. As a result of the transactions, we cancelled debt, accrued interest and fees, and the derivative liability recorded relative to the Amegy warrant, all of which totaled $21,322,922 at December 31, 2011. We will record these transactions in the second quarter of 2012.

Although the cash outflow necessary to pay the Amegy has been eliminated under terms of the Stock Purchase Agreement, the Company is still in need of additional cash infusion to meet its obligations under the Nicaraguan concessions, and is in the process of searching for sources of additional equity financing. There is no assurance that the equity funds will be received.

The Company has classified the entire balance outstanding under the Revolving Credit Facility at December 31, 2011 and 2010 as a current liability in the accompanying Consolidated Balance Sheets.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and seismic costs) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. In the years ended December 31, 2011 and 2010, the Company capitalized direct costs, overhead costs and interest as follows:

	For the Years
	Ended December 31,
	2011	2010

Direct costs	$419,601	$688,324
Overhead costs	50,000	50,000
Total non-interest costs	469,601	738,324
Interest costs	261,746	206,756
	$731,347	$945,080

Costs associated with production and general corporate activities are expensed in the period incurred.

Depletion of proved oil and gas properties is computed on the units-of-production method, with oil and gas being converted to a common unit of measure based on relative energy content, whereby capitalized costs, as adjusted for estimated future development costs and estimated asset retirement costs, are amortized over the total estimated proved reserve quantities. Investments in unproved properties, including capitalized interest and internal costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate. All unproved property costs as of December 31, 2011 and 2010 relate to the Company’s Nicaragua Concessions that were entered into in March 2009. In assessing the unproved property costs for impairment, the Company takes into consideration the terms of the government concessions, the status of the ongoing environmental study, evaluation of the seismic data and plans to seek industry participation in the future exploration and development.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of-month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of December 31, 2011 and 2010, the Company did not have any proved oil and gas properties, and all unproved property costs relate to the Company’s Nicaragua concessions.

Proceeds from the sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss would be recognized in the determination of the Company’s net earnings/loss. During 2011 (see Note 7) the Company sold its oil and gas properties in Texas, the costs associated with which were entirely written off in prior periods, in return for a non-interest-bearing note with repayment conditional upon net profit from sales of oil and gas from the properties. Due to the uncertainty of when and in what amount payments on the note will be received, the Company has recorded the note net of a 100% valuation reserve and has recognized no gain or loss on this transaction. Any related gains will be recognized when and if payments are received.

Concentrations

The Company’s only asset is the Nicaraguan Concessions and it expects to be active in Nicaragua for the foreseeable future, given sufficient capital. The political climate in Nicaragua could become unstable and subject to radical change over a short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Nicaraguan Concessions, of the inability of the Company to obtain sufficient financing, the Company might be forced to abandon or suspend its efforts and its rights under the Nicaraguan Concessions.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2011 and 2010 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (Note 4), those warrants are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. We routinely assess the realizability of our deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. We consider future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require us to adjust our deferred income tax asset valuation allowance in a future period. We are potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. We recognize certain income tax positions that meet a more-likely-than not recognition threshold. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize an income tax benefit. The Company recognized a deferred tax asset, net of valuation allowance, of $700,000 at December 31, 2011. The Company recognized no deferred tax asset at December 31, 2010.

Cash

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of December 31, 2011 and 2010, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410 (formerly SFAS No. 143, Accounting for Asset Retirement Obligations.) ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Although the Company has recognized full impairment of the value of all remaining domestic oil and gas properties in prior periods, and has sold all of its Texas oil and gas properties in 2011 (see Note 7), the Company may retain title to certain abandoned non-producing domestic leasehold properties. Management believes the Company may retain some asset retirement obligation related to properties sold and properties retained. As such, it has continued to maintain the asset retirement obligation as a liability in its financial statements and, in accordance with ASC 410, to accrete such obligation regularly. The following table summarizes the activity for the Company’s asset retirement obligations for the years ended December 31, 2011 and 2010:

	For the Years
	Ended December 31,
	2011	2010

Asset retirement obligations at beginning of period	$1,178,438	$1,082,544
Accretion expense for the year	108,881	95,894
Asset retirement obligations at end of period	1,287,319	1,178,438
Less: current portion of asset retirement obligations	(432,027)	(432,027)
Asset retirement obligations, less current portion	$855,292	$746,411

Capitalized Interest and Debt Discount Amortization

The Company capitalizes interest costs and debt discount amortization to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Such costs are capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs and debt discount amortization capitalized for the years ended December 31, 2011 and 2010 were $261,746 and $206,756, respectively.

Fair Value of Financial Instruments

The carrying values of the Company’s accounts receivable, accounts payable and accrued liabilities represent the estimated fair value due to the short-term nature of the accounts.

The carrying value of the Company’s debt under its Revolving Credit Facility represents its estimated fair value due to its short-term nature, its adjustable rate of interest, associated fees and expenses and initially recorded discount.

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rate and time value of money. Accordingly, the fair value is based on unobservable pricing inputs and therefore is included within the Level 3 fair value hierarchy. During the years ended December 31, 2011 and 2010, the Company recorded asset retirement obligations of $108,881 and $95,894 as discussed elsewhere in this note under “Asset Retirement Obligations.”

The estimated fair value of the Company’s non-current derivative liabilities, all of which relate to warrants, is estimated using a “Black-Scholes” model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, and non-performance risk factors, among other items (ASC 820, Fair Value Measurements ("ASC 820") fair value hierarchy level 2). As defined in ASC 820, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based upon observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable and are valued using models or other valuation methodologies (level 2), and the lowest priority to unobservable inputs (level 3 measurement). There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the years ended December 31, 2011 and 2010.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

For the years ended December 31, 2011 and 2010, options of 2,053,500 and 903,500, respectively, and warrants of 931,561 in 2011, to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted new authoritative for fair value disclosures requiring that purchases, sales, issuances and settlements in the rollforward activity in Level 3 measurements be disclosed. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to the discussion elsewhere in this note as to other information concerning our assets and liabilities measured at fair value.

Note 2 — Debt

Debt consists of the following:

	December 31,
	2011	2010

Revolving credit facility to bank - current	$11,407,252	$10,242,956
Subordinated note payable, related party, net of discount
of $83,088 and $350,483 at 2011 and 2010	$1,186,353	$918,958
Less current portion	(1,186,353)	-
Long-term portion, subordinated note payable	$-	$918,958

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Revolving Credit Facility

On January 10, 2007, the Company entered into a reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy. Under the related loan agreement (the “Loan Agreement”) between Infinity, Infinity-Texas and Infinity-Wyoming (each wholly-owned subsidiaries of the Company and together, the “Guarantors”) and Amegy, Infinity could borrow, repay and re-borrow on a revolving basis up to the aggregate sums permitted under the then current borrowing base. Amounts borrowed under the Revolving Credit Facility are collateralized by substantially all of the assets of Infinity and its subsidiaries and are guaranteed by Infinity’s subsidiaries. The Revolving Credit Facility contains certain standard continuing covenants and agreements and requires the Company to maintain certain financial ratios and thresholds. Per the terms of the loan agreement, amounts borrowed bear interest at 5.5%, or at 11.0% if the loan is in default. The Company accrued interest at 11.0% on the balance of the loan during 2011 and 2010.

The Company entered into four separate forbearance agreements resulting from its breach of certain covenants in the Loan Agreement during the period 2007 through 2010.

Effective as of February 16, 2011 the Company entered into a Fifth Forbearance Agreement under the Loan Agreement. This agreement relates to the breach by the Company and Guarantors of (i) substantially all financial covenants set forth in Section 8 of the Loan Agreement and (ii) certain covenants set forth in Section 7 of the Loan Agreement (the “Existing Defaults”). Under this Agreement, Amegy agreed to forbear from exercising any remedies under the Loan Agreement and related loan documents and to waive the Existing Defaults for the forbearance period commencing as of January 31, 2011 and continuing through December 31, 2011, unless otherwise extended or earlier terminated by Amegy due to a further default under the Agreement. In connection with the Fifth Forbearance Agreement, the term of the Loan Agreement and related note was extended until December 31, 2011.

Amegy initially approved additional Forbearance Period advances of $1,050,000, which was increased to $1,260,000 on September 12, 2011, with an interest rate of prime plus 2% and the personal guarantee of the Company’s President and CEO for up to $500,000 of the advances. At December 31, 2011, $500,000 of the advances was personally guaranteed by the Company’s CEO. No additional compensation was granted for the personal guarantee. As of December 31, 2011 advances of $1,396,758 had been made, with $232,464 used to reduce prior obligations to Amegy, $56,084 used to repay hedge termination fees, and $21,000 used to pay current commitment fees in accordance with the Fifth Forbearance Agreement. As of December 31, 2011, Amegy had advanced a total amount of $1,396,758, which was $136,758 in excess of the approved maximum for advances. From January 1, 2012 through February 28, 2012, Amegy made additional advances of $272,070 for a total advance of $1,668,828.

On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Under these documents, we agreed to issue 130,000 shares of Series A Preferred and 2,000,000 shares of common stock to Amegy and it agreed to cancel a warrant exercisable to purchase 968,000 shares of our common stock that we issued to it in February 2011 in conversion, exchange and payment in full of all debt and other obligations we owed to Amegy. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. The transactions with Amegy and Off-Shore closed on April 13, 2012. As a result of the transactions, we cancelled debt, accrued interest and fees, and the derivative liability recorded relative to the Amegy warrant, all of which totaled $21,322,922 at December 31, 2011. We will record these transactions in the second quarter of 2012.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

In 2011, Infinity had granted Amegy a warrant to purchase 931,561 shares of the Company’s common stock (the “Amegy Warrant”) at an exercise price of $5.01 per share during a ten-year period following the issuance of the warrant (see Note 4). This Warrant was cancelled as part of the agreements the Company and Amegy entered into on February 28, 2012 (see Note 10). The Company recorded a debt discount equal to the estimated fair value of the Amegy Warrant on the date of issuance in the amount of $535,626, and has expensed $1,188,474 in forbearance fees associated with the Fifth Forbearance Agreement (see below) during the year ended December 31, 2011, which amounts are included in the accompanying consolidated statements of operations. Interest expense recognized during the year ended December 31, 2011 related to the amortization of the debt discount was $535,626.

The Company’s intention has been to market and sell all remaining assets of Infinity-Wyoming and Infinity-Texas and to apply the net sales proceeds, if any, to payment of the revolving note, and in December 2011 the Company sold its Texas assets (Note 7); no proceeds have yet been received.

The following information relates to the Fifth Forbearance Agreement, which was in effect as of December 31, 2011, but which was cancelled effective with the closing of the agreements the Company and Amegy entered into on February 28, 2012:

Under the Fifth Forbearance Agreement, any cash receipts of the Company were deposited in a lockbox held by Amegy as restricted cash. All cash disbursements had to be approved by Amegy.

The Company also agreed to pay Amegy a monthly forbearance/waiver fee of 1.0% of the average daily outstanding principal balance of the revolving note through December 31, 2011. If any cash equity contributions to the Company are used to pay monthly interest due under the agreement, Amegy agreed to credit the Company 300% of the amount of the equity contributions as a reduction in interest cost.

If Infinity failed to comply with the terms of the Fifth Forbearance Agreement, Amegy would be entitled to impose a default interest rate (prime plus 6.5%) or to declare an event of default, at which point the entire unpaid principal balance of the loan, together with all accrued and unpaid interest and other amounts then owing to Amegy would become immediately due and payable. Amegy or other creditors may take action to enforce their rights with respect to outstanding obligations, and Infinity may be forced to liquidate. Because substantially all of the Company’s assets were pledged as collateral under the Revolving Credit Facility, if Amegy declared an event of default, it would be entitled to foreclose on and take possession of the Company’s assets, including its rights under the Nicaraguan Concessions.

Infinity has accrued interest, forbearance and additional fees due in connection with the Forbearance Agreements of $7,896,442 and $5,590,256 as of December 31, 2011 and December 31, 2010, respectively.

Subordinated Note Payable to Related Party

Effective March 5, 2009, the Company entered into two contracts relating to its Nicaraguan Concessions, as awarded by the Republic of Nicaragua in 2003. In addition, the Company entered into a subordinated loan with Off-Shore Finance, LLC, a Nevada limited liability company (“Off-Shore”), and a related party (see Note 8) in an aggregate amount of $1,275,000, which was released as the Company needed funds for the Nicaraguan Concessions. Amegy allowed the subordinated loans to be secured by the assets of the Company, subject to Amegy’s security interest. The note bears interest at 6% and would have been due March 23, 2012. This note has been retired under the agreement between the Company and Off-Shore dated February 28, 2012, under which Off-Shore accepted 15,016 shares of the Company’s Class B Preferred Stock in full payment of the note and its related accrued interest at such date (see also Note 10, Subsequent Event).

Further, Amegy allowed the Company to grant a one percent revenue sharing interest with respect to the Nicaraguan Concessions to Off-Shore to obtain the subordinated loan.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

In connection with the issuance of the Subordinated Note Payable discussed above, the Company recorded a debt discount, through a reduction to unproved properties, of $637,620, which is being amortized over the maturity of the Note utilizing the effective interest method. The Company capitalizes amortization of debt discount to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of debt discount is capitalized only for the period that activities are in progress to bring these projects to their intended use. Total subordinated note payable debt discount amortized during the years ended December 31, 2011 and 2010 were $267,395 and $183,447, respectively, of which $200,546 and $146,758, respectively, were capitalized to oil and gas properties.

Interest Bearing Liabilities to Vendors

At December 31, 2011 and 2010, the Company had a note payable to a vendor of $278,022 bearing interest at 18% and had also agreed to pay interest at 8% on certain accrued liabilities aggregating $410,500. The total amount of interest expense accrued relating to these liabilities for the years ending December 31, 2011 and 2010 was $99,966 and $89,129. The interest accrued on these liabilities is included in accrued interest and fees – bank and other.

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of December 31, 2011 and 2010, 148,463 shares were available for future grants under all plans. Options granted in February and August 2011 were not issued under any of the equity incentive plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data for the years ended December 31, 2011 and 2010. The actual forfeiture rate could differ from these estimates. The following table summarizes the inputs used in the calculation of fair value of options granted during the year ended December 31, 2011 (none in 2010):

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Year Ended December 31,
2011
Expected term (in years)	5.0
Expected stock price volatility	51.3 - 60.9%
Expected dividends	-
Risk-free rate	0.13 - 0.27%

The following table summarizes stock option activity as of and for the years ended December 31, 2011 and 2010:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2010	1,152,700	$2.34	6.9 years	$576,350
Exercised in July 2010	(249,200)
Outstanding and exercisable at December 31, 2010	903,500	$2.92	5.8 years	$-
Granted in February 2011	550,000	$5.25
Granted in August 2011	600,000	$7.50
Outstanding and exercisable at December 31, 2011	2,053,500	$4.88	7.3 years	$-

The Company recognized expense in connection with options granted of $214,906 during the year ended December 31, 2011 and $0 during the year ended December 31, 2010. The weighted average grant date fair value of the February and August options granted was $0.28 and $0.10, respectively. There was no unrecognized compensation cost as of December 31, 2011 or 2010 related to unvested stock and stock options, as all options granted vested immediately and are currently exercisable. Within the August 2011 grant were included 100,000 options issued to non-employees for services rendered to the Company, of which 60,000 were to employees of related parties. In July 2010, $64,792 of stock options were exercised by the Company’s CEO in exchange for a portion of his unpaid accrued salary.

Note 4 — Derivative Instruments and Warrants

Commodity Derivatives

As of December 31, 2011 and 2010, the Company had no oil and natural gas derivative arrangements outstanding.

Derivatives – Senior Secured Notes Facility Warrants

During 2005 and 2006, the Company issued Notes and Warrants. Under the provisions of ASC 815 and ASC 815-40 the Company bifurcated the conversion option associated with the Notes and accounted for it and the Warrants as derivatives and recording a derivative liability which appeared on balance sheets of the Company prior to effective expiration of the warrants as of December 31, 2010. The Company recognized other income of $1,335,065 for the year ended December 31, 2010, related to the change in fair value of these warrants.

The Company had a senior secured notes facility (the “Senior Secured Notes Facility”) with a group of lenders (collectively, the “Buyers”), under which the Company sold, and the Buyers purchased, on four separate occasions, an aggregate of $53 million principal amount of senior secured notes (the “Notes”) and five-year warrants to purchase an aggregate 5,829,726 shares of the Company’s common stock at an exercise price of $5.00 per share (the “Warrants”). The Notes were repaid in December 2006. The Warrants expired, unexercised, over a period ranging from January 13, 2010 through March 17, 2011. No derivative liability associated with the fair value of these Warrants was recorded as of December 31, 2011 or 2010.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Derivatives – Amegy Fifth Forbearance Warrant

On February 16, 2011, in connection with the signing of the Fifth Forbearance Agreement (see Note 2) the Company granted Amegy a warrant (the “Warrant”) to purchase 931,561 shares of the Company’s common stock at an exercise price of $5.01 per share during a ten-year period following the issuance of the Warrant. This Warrant has been cancelled under the agreements between the Company and Amegy dated February 28, 2012 (effective April 13, 2012). See Notes 2 and 10.

The Warrant is subject to a registration rights agreement under which the Company has 120 days after the notification by Amegy to have such underlying shares registered. If the Company is unsuccessful in completing the registration of the shares within that period, it is obligated to pay registration right penalties in cash to Amegy. Such penalties would be equal to the aggregate exercise price for the Warrant multiplied by the sum of (i) 2.0% if a registration statement is not filed in a timely matter, plus (ii) 2.0% if the registration statement is not declared effective in a timely manner, plus (iii) the product of 0.000667 multiplied by the number of days for which a registration statement is not filed or declared effective. The Company will assess the likelihood and amount of such potential registration right penalties to Amegy at such time as it becomes probable that the Company will owe such amounts. As of December 31, 2011 the Company had not received any notification from Amegy that would indicate Amegy’s request to pursue registration, and as such, no amounts associated with potential registration right payments have been accrued at December 31, 2011. This Warrant has been cancelled under the agreements between the Company and Amegy dated February 28, 2012 (effective April 13, 2012). See Notes 2 and 10.

In addition, the Warrant contains provisions upon which Amegy has the right, upon certain conditions, to put the Warrant to the Company at fair value. It also contains a provision under which the $5.01 per share exercise price is to be re-priced upon the issuance by the Company of equity instruments at a price less than $5.01. Further, the Company is required, during the period the Warrant can be exercised, to have authorized and reserved 110% of the number of shares of common stock required for the exercise of the shares to be issued under the Warrant. As a result of Amegy’s conditional ability to put the Warrant back to the Company, it has classified the estimated fair of the Warrant (derivative liability) as a noncurrent liability in the accompanying consolidated balance sheet as of December 31, 2011. Prospective changes in the fair value of the Warrant will be recorded in the consolidated statement of operations. During the year ended December 31, 2011 the Company recorded an expense of $65,137 representing the net increase in fair value of the Amegy Warrant for the period from its issuance to December 31, 2011.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 5 — Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of December 31, 2011 and 2010, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

	December 31, 2011		December 31, 2010
Property acquisition costs
Proved	$		$
Unproved		-		-
Total property acquisition costs		-		-
Development costs
Exploration costs		731,347		945,080
Total costs		$731,347		$945,080

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	December 31, 2011	December 31, 2010

Proved oil and gas properties	$-	$-
Unproved oil and gas properties	3,844,080	3,112,733
Total	3,844,080	3,112,733
Less accumulated depreciation, depletion, amortization and ceiling write-downs	-	-
Net capitalized costs	$3,844,080	$3,112,733

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2011, by year that the costs were incurred, are as follows:

Year Ended December 31,
2011	$731,347
2010	945,080
Prior	2,167,653
Total costs not being amortized	$3,844,080

The above unevaluated costs relate to the Company’s approximate 1,400,000 acre concessions offshore Nicaragua.

The Company anticipates that these unproved costs in the table above will be reclassified to proved costs within the next five years.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 6 — Income Taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2011	2010
	(in thousands)
Current income tax expense	$-	$-
Deferred income tax benefit	(1,215)	(1,892)
Change in valuation allowance	515	1,892
Total income tax benefit	$(700)	$-

The effective income tax rate varies from the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2011	2010
Federal income tax rate	34.0%	34.0%
State income tax rate	4.1	4.1
Other	(9.4)	12.0
Change in valuation allowance	(28.7)	(50.1)
Effective tax rate	16.6%	-%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	For the Years Ended December 31,
	2011	2010
	(in thousands)
Deferred tax assets
Accruals and other	$1,191	$1,075
Property and equipment	2,933	3,049
Alternative minimum tax credit carry-forward	405	405
Statutory depletion carry-forward	1,599	1,599
Net operating loss carry-forward	30,446	29,231
Gross deferred tax assets	36,574	35,359
Less valuation allowance	(35,874)	(35,359)
Deferred tax asset	$700	$-

For income tax purposes, the Company has net operating loss carry-forwards of approximately $82,285,000, which expire from 2025 through 2028. The Company has provided for a valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset. The deferred tax benefit recognized in 2011 reflects the anticipated net earnings that will result in 2012 from the recording of the effects of the agreements signed in February 2012, with Amegy and Off-Shore (Note 10), net of projected 2012 operating expenses, which make it more likely than not that the Company will utilize a portion of its net operating losses in 2012, thus justifying the recognition of the deferred tax asset.

During the years ended December 31, 2011 and 2010, the Company realized certain tax benefits related to stock option plans in the amounts of $79,000 and $0, respectively. Such benefits were recorded as a deferred tax asset as they increased the Company’s net operating losses and an increase in additional paid in capital. The recognition of the valuation allowance offset the impact of this benefit.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period.  Current estimates prepared by the Company indicate that no ownership changes have occurred, and are currently not subject to an annual limitation but may be further limited by additional ownership changes which may occur in the future

As discussed in Note 1, "Summary of Significant Accounting Policies," tax positions are evaluated in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Management has identified no tax positions taken that would meet or exceed these thresholds and therefore there are no gross interest, penalties and unrecognized tax expense/benefits that are not expected to ultimately result in payment or receipt of cash in the consolidated financial statements.

Note 7 — Sale of Texas Properties

In December 2011, the Company sold its oil and gas properties in Texas in return for a four-year, non-interest bearing promissory note in the face amount of $1 million. Repayment of the note is subordinate to the buyer’s recovery start-up funds, as defined, and payments against the note will be determined as 50% of the net profit from sales of oil and gas products from the properties. In 2008, the Company had reduced the carrying value of these properties to zero because they were deemed uneconomical to operate. Due to uncertainties as to when, and if, the Company will receive payments on the note, the Company has elected to record the note net of a 100% valuation reserve and has recognized no impact on net loss for the year. Any related gains will be recognized when and if payments are received. Management believes the Company may retain some asset retirement obligation related to properties sold and properties retained. As such, it has continued to maintain the asset retirement obligation as a liability in its financial statements and, in accordance with ASC 410, to accrete such obligation regularly.

Note 8 — Commitments and Contingencies

The Company has no insurance coverage on its U.S domestic oil and gas properties. The Company is currently not in compliance with Federal and State laws regarding the U.S. domestic oil and gas properties. The Company’s known compliance issues relate to the Texas Railroad Commission regarding administrative filings and renewal permits. The ultimate resolution of these compliance issues could have a significant adverse impact on the Company’s financial statements.

Nicaragua Concessions

The significant terms and work commitments associated with the Nicaraguan Concessions by area (Perlas and Tyra blocks) are summarized below. Within 15 days of entering an exploration sub-period, the Company is required to provide an irrevocable guarantee (“Irrevocable Guarantee”) in favor of the Nicaraguan Ministry of Energy, payable in Nicaragua, in an amount equal to the estimated cost of such exploration sub-period, subject to an accumulated credit carry forward for the excess of work performed in the preceding exploration sub-period, as provided in the agreements relating to the Nicaraguan Concessions.

As of December 31, 2011 and April 9, 2012, the Company is in Sub-Period 1 for both Perlas and Tyra. The Company has provided Environmental Impact Studies to the Nicaraguan Ministry of Energy effective April 2011 and is awaiting approval of these studies before proceeding to Sub-Period 2. In accordance with the concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expiring March 2013) and $408,450 for Tyra (expiring September 2012). The Company has also made all required expenditures related to the concessions for training programs and as “area fees,” for 2011, 2010 and, in early 2012, for that year. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	2	- Environmental Impact Study - Acquisition & interpretation of 333km of new 2D seismic - Acquisition, processing & interpretation of 667km of new 2D seismic (or equivalent in 3D)	26km2	$ 443,100
Sub-Period 2 Optional	1	- Acquisition, processing & interpretation of 200km2 of 3D seismic	53km2	$ 1,356,227
Sub-Period 3 Optional	1	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	80km2	$ 10,220,168
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$ 10,397,335

Minimum Work Program - Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	1.5	- Environmental Impact Study - Acquisition & interpretation of 667km of existing 2D seismic - Acquisition of 667km of new 2D seismic (or equivalent in 3D)	26km2	$ 408,450
Sub-Period 2 Optional	0.5	- Processing & interpretation of the 667km 2D seismic (or equivalent in 3D) acquired in the previous sub-period	40km2	$ 278,450
Sub-Period 3 Optional	2	- Acquisition, processing & interpretation of 250km2 of new 3D seismic	160km2	$ 1,818,667
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$ 10,418,667

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block
Area Fee	Yr 1-3 Yr 4-7 Yr 8 fwd	$0.05/hectare $0.10/hectare $0.15/hectare
Royalties	Recovery Factor 0 – 1.5 1.5 – 3.0 >3.0	Percentage 5% 10% 15%
Natural Gas Royalties	Market value at production	5%
Corporate Tax	Rate no higher than 30%
Social Contribution	3% of the net profit (1.5% for each autonomous region)
Investment Protection	ICSID arbitration and OPIC insurance

The minimum cash commitment budgeted for the Nicaraguan Concessions for 2012 is approximately $1,590,300, of which approximately $234,007 has been incurred and paid through March 21, 2012. See Note 1 for discussion of Going Concern.

Delivery Commitments

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company was to pay a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. Delivery commitment shortfalls under this contract of $1,916,250 were recorded as operating expenses in the Company’s consolidated statements of operations for 2010. The aggregate amount owing related to the shortfalls, $2,845,458 (which includes amounts accrued in 2009), was included within current liabilities in the accompanying consolidated balance sheets at December 31, 2011 and 2010.

Revenue Sharing Commitments

On March 23, 2009, the Company entered into a Securities Purchase Agreement dated, effective as of March 23, 2009, with Off-Shore, an accredited investor, to issue a subordinated secured promissory note in the aggregate principal amount of up to $1,275,000 and a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. As of December 31, 2011, Off-Shore had funded $1,275,000 (the “Funding Amount”).

Under the Revenue Sharing Agreement (the “Revenue Agreement”), Infinity assigned to Off-Shore a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Off-Shore by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Off-Shore. At any time within three (3) years from the date of the Revenue Agreement, the Company had the right to redeem the RSP by paying Off-Shore amounts specified in the Agreement; however, these redemption rights have expired, unexercised, as of March 23, 2012.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

The Revenue Sharing Agreement of 1% were each valued at $637,620 using the same method as the 1% RSP assigned to Off-Shore as debt discount. Of the aggregate $1,912,860 initially expensed in 2009 for the three 1% RSP’s (with an offset to unproved properties), $1,243,359 was recapitalized to unproved properties as such amounts were deemed to be representative of those amounts incurred for the acquisition and exploration of the Nicaraguan concessions.

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

Contingent Fees

In addition to the Revenue Sharing Agreement with Thompson Knight to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout, the Company agreed to compensate Thompson Knight a success fee of 5% of the upfront cash fee paid to Infinity by a third party earning an interest in the Nicaragua asset up to $20 million and 10% of any amount exceeding the $20 million. A 2% success fee would be paid to Thompson Knight of the remaining cash investment in subsequent years. At such time the Company enters into an agreement with a partner on the Nicaragua Concession and the Company receives and collects up to $20,000,000 in upfront fees, Messrs. Ross and Hutchins shall receive a bonus of 5% of the first $20,000,000 and 10% of any amount over $20,000,000, which amount is to be divided 50% to each officer. As of December 31, 2011 and 2010, no amounts had been accrued under these contingent fee arrangements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

The Company has included the impacts of the foregoing litigation as liabilities in its accounts payable and accrued liabilities because it does not dispute the amounts owed. In 2009 the Company recorded the amounts claimed in the foregoing lawsuits, which are $445,521 in the Exterran Energy Solutions action and $929,208 in the LDH Gas Development action. In 2010 it recorded $1,916,250 in the LDH Gas Development action. The aggregate amount owing LDH related to the shortfalls, $2,845,458 was included within current liabilities in the accompanying consolidated balance sheets at December 31, 2011 and 2010. The Company will seek to settle the lawsuits when it has the financial resources to do so. Both suits are in the discovery stage.

Note 9 — Related Party Transactions

The corporate office was located in Denver, Colorado until November 2008 when the Denver office was closed. The corporate office moved to the business office of the CFO of the Company. The Company currently does not have any employees and the staff of the CFO provides the office services. These services are billed at the CFO firm’s standard billing rate plus out-of-pocket expenses. For the years ended December 31, 2011 and 2010, the Company was billed $193,108 and $139,965, respectively. The amount due to the CFO’s firm for services provided was $514,885 and $321,777 at December 31, 2011 and 2010, respectively.

The Company has entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds for the Nicaraguan Concessions (see Notes 2 and 10 relative to settlement of this note as a subsequent event). The managing partner of Off-Shore and the CFO are business partners in the firm which the Company uses for its corporate office.

The Company’s CEO has personally guaranteed up to $500,000 of the Forbearance advances from Amegy Bank and has received no compensation for such guarantee.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

During 2011 the Company awarded stock options for 60,000 shares to an employee of the CEO and the business partner and an employee of the CFO, with a total fair value at the grant date of $6,255.

As of December 31, 2011 and 2010, the Company had accrued compensation to its officers and directors of $744,708 and $508,708, respectively.

Note 10 — Subsequent Events

Conversion of Certain Debt and Related Liabilities to Preferred and Common Stock

On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Under these documents, we agreed to issue 130,000 shares of Series A Preferred and 2,000,000 shares of common stock to Amegy and it agreed to cancel a warrant exercisable to purchase 968,000 shares of our common stock that we issued to it in February 2011 in conversion, exchange and payment in full of all debt and other obligations we owed to Amegy. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. The transactions with Amegy and Off-Shore closed on April 13, 2012. As a result of the transactions, we cancelled debt, accrued interest and fees, and the derivative liability recorded relative to the Amegy warrant, all of which totaled $21,322,922 at December 31, 2011. We will record these transactions in the second quarter of 2012.

Advances on Amegy Credit Facility After Year-End and Before Date of Stock Purchase Agreement with Amegy

From January 1, 2012 through February 28, 2012, the Company has drawn an additional $272,070 on the forbearance advance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2011, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, positions and ages of our directors and executive officers. Our directors were elected by the majority written consent of our stockholders in lieu of a meeting. Our directors are typically elected at each annual meeting and serve for one year and until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Positions and Offices Held
Stanton E. Ross	50	Chairman, President and Chief Executive Officer
Daniel F. Hutchins	56	Director, Chief Financial Officer, Secretary
Leroy C. Richie	70	Director

Stanton E. Ross. From March 1992 to June 2005, Mr. Ross was Infinity’s Chairman and President and served as an officer and director of each of its subsidiaries. He resigned all of these positions with Infinity in June 2005, except Chairman, but was reappointed as Infinity’s President in October 2006. Mr. Ross has served as Chairman, President and Chief Executive Officer of Digital Ally, Inc. (“Digital”) since September 2005. Digital is a publicly held company whose common stock is traded on the Nasdaq Capital Market under the symbol DGLY. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Overland Park, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross allocates his time between Digital and the Company as he deems necessary to discharge his fiduciary duties to each of them. Because of the Company's reduced level of activity and the needs of Digital, he has devoted most of his time to Digital and the balance to the Company during the last year. Mr. Ross holds no public company directorships other than with Digital and Infinity currently and has not held any others during the previous five years. The Company believes that Mr. Ross’ broad entrepreneurial, financial and business experience and his experience with micro-cap public companies and role as Chairman, President and CEO gives him the qualifications and skills to serve as a director.

Daniel F. Hutchins. Mr. Hutchins was appointed to serve as Chief Financial Officer of Infinity effective as of August 13, 2007. Mr. Hutchins was elected as a Director of Digital in December 2007 and serves as Chairman of Digital’s Audit Committee and is its financial expert. He is also a member of Digital's Compensation and Strategic Planning Committees. Mr. Hutchins, a Certified Public Accountant, is a Principal with the accounting firm of Hutchins & Haake, LLC. He was previously a member of the Advisory Board of Digital Ally. Mr. Hutchins has served as an instructor for the Becker CPA exam with the Keller Graduate School of Management and has over 17 years of teaching experience preparing CPA candidates for the CPA exam. He has 30 years of public accounting experience, including five years with Deloitte & Touche, LLP. He holds no other public directorships and has not held any others during the previous five years. He has served on the boards of various non-profit groups and is a member of the American Institute of Certified Public Accountants. Mr. Hutchins earned his Bachelor of Business Administration degree in Accounting at Washburn University in Topeka, Kansas. Mr. Hutchins holds no other public company directorships currently and for the previous five years. The Company believes that Mr. Hutchins’ significant experience in finance and accounting gives him the qualifications to serve as a director.

Leroy C. Richie. Since June 1, 1999 Mr. Richie has been a director of Infinity. Mr. Richie has been the Lead Outside Director of Digital since September 2005.  He is also a member Digital’s Audit and Compensation Committees and is the Chairman of Digital’s Nominating and Governance Committee.  Additionally, Mr. Richie serves as a member of the boards of directors of the following corporations and serves in the additional capacities noted:  OGE Energy Corp., Chairman of the Compensation Committee and a member of the Corporate Governance Committee; RiverSource Funds, member of the board of directors of the mutual fund family managed by Ameriprise Financial, Inc., Vibration Control Technologies, LLC, Great Lakes Assemblies, LLC and Gulf Shore Assemblies, LLC.  Since 2004, he has been of counsel to the Detroit law firm of Lewis & Munday, P.C.  From September 2000 to November 2004, he was Chairman and Chief Executive Officer of Q Standards World Wide, Inc.  From April 1999 to August 2000, he was President of Capitol Coating Technologies, Inc.  He holds no other public directorships and has not held any others during the previous five years except for Kerr-McGee Corporation. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for that company’s automotive operations from 1986 until his retirement in 1997.  Before joining Chrysler, he served as director of the New York office of the Federal Trade Commission.  Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a director.

Family Relationships

There is no family relationship between any of our directors, director nominees and executive officers.

Board of Directors and Committee Meetings

Our Board of Directors held four meetings during the fiscal year ended December 31, 2011. In addition, our Board of Directors acted by unanimous written consent once during fiscal year ended December 31, 2011. Our directors attended at least all of the meetings of the Board of Directors. Our directors are expected, absent exceptional circumstances, to attend all Board meetings.

Committees of the Board of Directors

We do not have Audit, Compensation or Nominating and Governance Committees. Our full Board of Directors discharges the duties that such committees would normally have. We do not have such committees because of our stage of operations and because our Board of Directors consists of only three members.

Our full Board is comprised of three Directors, one of whom is independent, as defined by the rules and regulations of the Securities and Exchange Commission. The members of our Board of Directors are Stanton E. Ross, Leroy C. Richie and Daniel F. Hutchins. The Board of Directors determined that Mr. Richie qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission, and is independent as noted above.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent accountants must be approved in advance by the Board to assure that such services do not impair the accountants’ independence from the Company. Our full board of directors performs the equivalent functions of an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2011, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with Ehrhardt Keefe Steiner & Hottman PC, our independent registered public accounting firm for fiscal year 2011, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from Ehrhardt Keefe Steiner & Hottman PC required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with such firm any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2011 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the Securities and Exchange Commission.

Board of Directors’ Role in the Oversight of Risk Management

We face a variety of risks, including credit, liquidity and operational risks. In fulfilling its risk oversight role, our Board of Directors focuses on the adequacy of our risk management process and overall risk management system. Our Board of Directors believes that an effective risk management system will (i) adequately identify the material risks that we face in a timely manner; (ii) implement appropriate risk management strategies that are responsive to our risk profile and specific material risk exposures; (iii) integrate consideration of risk and risk management into our business decision-making; and (iv) include policies and procedures that adequately transmit necessary information regarding material risks to senior executives and, as appropriate, to the Board or relevant committee.

Our Board of Directors oversees risk management for us. Accordingly, the Board schedules time for periodic review of risk management, in addition to its other duties. In this role, the Board receives reports from management, certified public accountants, outside legal counsel, and to the extent necessary, from other advisors, and strives to generate serious and thoughtful attention to our risk management process and system, the nature of the material risks we face, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

Board Leadership Structure

Our Board of Directors has a Chairman of the Board. Our Board of Directors does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. Our Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interests of us and our shareholders. The Board of Directors believes that Mr. Ross’ service as both Chief Executive Officer and Chairman of the Board is in the best interest of us and our stockholders. Mr. Ross possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas, with the input of the other directors, that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers and suppliers, particularly given the issues and other challenges the Company has faced in recent years. Our Board has determined that our Board leadership structure is appropriate given the size of our Board and the nature of our business.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows: Infinity Energy Resources, Inc., attention: Corporate Secretary, 11900 College Blvd., Suite 310, Overland Park, KS 66210. Stockholders who would like their submission directed to a particular member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

Process and Policy for Director Nominations

Our full Board will consider candidates for Board membership suggested by Board members, management and our stockholders. In evaluating the suitability of potential nominees for membership on the Board, the Board members will consider the Board's current composition, including expertise, diversity, and balance of inside, outside and independent directors. The Board considers the general qualifications of the potential nominees, including integrity and honesty; recognized leadership in business or professional activity; a background and experience that will complement the talents of the other board members; the willingness and capability to take the time to actively participate in board and committee meetings and related activities; the extent to which the candidate possesses pertinent technological, political, business, financial or social/cultural expertise and experience; the absence of realistic possibilities of conflict of interest or legal prohibition; the ability to work well with the other directors; and the extent of the candidate's familiarity with issues affecting our business.

While the Board considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen solely or mainly because of race, color, gender, national origin or sexual identity or orientation. Thus, although diversity may be a consideration in the Board's process, it does not have a formal policy regarding the consideration of diversity in identifying director nominees.

Stockholder Recommendations for Director Nominations. Our Board of Directors does not have a formal policy with respect to consideration of any director candidate recommendation by stockholders. While the Board of Directors may consider candidates recommended by stockholders, it has no requirement to do so. To date, no stockholder has recommended a candidate for nomination to the Board. Given that we have not received director nominations from stockholders in the past and that we do not canvass stockholders for such nominations, we believe it is appropriate not to have a formal policy in that regard. We do not pay a fee to any third party to identify or evaluate or assist in indentifying or evaluating potential nominees.

Stockholder recommendations for director nominations may be submitted to the Company at the following address: Infinity Energy Resources, Inc., attention: Corporate Secretary, 11900 College Blvd., Suite 310, Overland Park, KS 66210. Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of stockholders. The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

Stockholder Nominations of Directors. The bylaws of the Company provide that in order for a stockholder to nominate a director at an annual meeting, the stockholder must give timely, written notice to the Secretary of the Company and such notice must be received at the principal executive offices of the Company not less than 120 days before the date of its release of the proxy statement to stockholders in connection with its previous year’s annual meeting of stockholders. Such stockholder’s notice shall include, with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person, including such person’s written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Securities Exchange Act of 1934, as amended, and cooperating with a background investigation. In addition, the stockholder must include in such notice his name and address, as they appear on the Company’s records, of the stockholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class and number of shares of capital stock of the Company that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest or relationship that such stockholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Company the information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee.

To be timely in the case of a special meeting or if the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, a stockholder’s notice must be received at the principal executive offices of the Corporation no later than the close of business on the tenth day following the earlier of the day on which notice of the meeting date was mailed or public disclosure of the meeting date was made.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards. A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at 11900 College Blvd., Suite 310, Overland Park, KS 66210; Attn: President and the Code of Ethics and Conduct is filed as an exhibit to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2011, except each director had one late filing in which each failed to report one transaction.

Item 11. Executive Compensation.

The following table shows compensation paid, accrued or awarded with respect to our named executive officers during the years indicated, all compensation after 2008 is accrued but not paid:

2011 Summary Compensation Table (1)

Name and Principal Position (2)	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Stanton Ross CEO	2011	$100,000			$76,252				$176,252
	2010	$100,000							$100,000
Daniel F Hutchins CFO	2011	$100,000			$66,721			$193,409	$360,130
	2010	$100,000						$142,117	$242,117

(1)	Due to the financial condition of the Company, Mr. Ross has deferred the receipt of his salary since January 2009. As of December 31, 2011, a total of $235,208 of salary has accrued. $64,792 of deferred salary was to exercise 249,200 shares at $0.26 in July 2010.

(2)	Mr. Hutchins began serving the Company as Vice President, Chief Financial Officer in August 2007. Mr. Hutchins is compensated $100,000 per year. Since January 2009 he has deferred his compensation, which totaled $300,000 as of December 31, 2011. His other compensation is indirect and consists of services billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses. For the year ending 2011 the Company was billed $193,409 and for the year ended 2010 the Company was billed $142,117.

Compensation Policies and Objectives

We structure compensation for executive officers, including the named executive officers, to drive performance, to accomplish both our short-term and long-term objectives, and to enable us to attract, retain and motivate well qualified executives by offering competitive compensation and by rewarding superior performance. We also seek to link our executives’ total compensation to the interests of our shareholders. To accomplish this, our board of directors relies on the following elements of compensation, each of which is discussed in more detail below:

•	salary;

•	annual performance-based cash awards;

•	equity incentives in the form of stock and/or stock options; and

•	other benefits.

Our board of directors believes that our executive compensation package, consisting of these components, is comparable to the compensation provided in the market in which we compete for executive talent and is critical to accomplishing our recruitment and retention aims.

In setting the amounts of each component of an executive’s compensation and considering the overall compensation package, the Committee generally considers the following factors:

Benchmarking—For executive officers, the board of directors considers the level of compensation paid to individuals in comparable executive positions of other oil and gas exploration and production companies of a similar size. The board of directors believes that these companies are the most appropriate for review because they are representative of the types of companies with which we compete to recruit and retain executive talent. The information reviewed by the board of directors includes data on salary, annual and long-term cash incentive bonuses and equity compensation, as well as total compensation.

Internal Equity—The board of directors considers the salary level for each executive officer and each position in overall management in order to reflect their relative value to us.

Individual Performance—The board of directors considers the individual responsibilities and performance of each named executive officer, which is based in part on the board of directors’ assessment of that individual’s performance as well as the evaluation of the individual by the Chief Executive Officer.

All executive officers are eligible for annual cash bonuses and equity incentive awards that reinforce the relationship between pay and performance by conditioning compensation on the achievement of the Company’s short- and long-term financial and operating goals, including operating profits, reserve finding costs, and growth in the Company’s daily oil and gas production and estimated proved, probable and possible recoverable oil and gas reserves.

Components of Executive Compensation

The following provides an analysis of each element of compensation, what each element is designed to reward and why the board of directors chose to include it as an element of our executive compensation.

Salaries

Salaries for executive officers are intended to incentivize the officers to focus on executing the Company’s day-to-day business and are reviewed annually. Changes are typically effective in April of each year and are based on the factors discussed above. Compensation arrangements with Mr. Hutchins were determined through arms-length negotiations.

Annual Bonuses

The awarding of annual bonuses to executives is at the Committee’s discretion. The objective of the annual bonus element of compensation is to align the interest of executive officers with the achievement of superior Company performance for the year and also to encourage and reward extraordinary individual performance. In light of the Company’s operating results for 2011, the Committee determined that it was appropriate to withhold annual bonuses from all executive officers for 2011.

Stock Options

Including an equity component in executive compensation closely aligns the interests of the executives and our shareholders and rewards executives consistent with shareholder gains. Stock options produce value for executives only if our stock price increases over the exercise price, which is set at the market price on the date of grant. Also, through vesting and forfeiture provisions, stock options serve to encourage executive officers to remain with the Company. Awards made other than pursuant to the annual equity grants are typically made to newly hired or recently promoted employees.

In determining the stock option grants for Messrs. Ross and Hutchins, the Board considered the number of options previously granted that remained outstanding, the number and value of shares underlying the options being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock incentive plans. Awards were made to key employees. Messrs. Ross and Hutchins were granted 200,000 and 175,000 options, respectively, in February 2011, and another 200,000 and 175,000, respectively, in August 2011. Information regarding all outstanding equity awards as of December 31, 2011 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

Other Elements of Executive Compensation

We have not provided cash perquisites to our executive officers given our limited funds.

On June 6, 2009, the Company entered into a Revenue Sharing Agreement with the officers and directors for services provided. Infinity assigned to officers and directors a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of 8/8ths of Infinity’s share of the hydrocarbons produced at the wellhead from the Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Concessions, and does not create any rights in the Concessions for officers and directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ross (2)	60,000			$4.26	06/17/2014
	20,000			$8.50	02/03/2015
	40,000			$7.51	07/18/2015
	50,000			$6.48	05/23/2016
	100,000			$3.97	10/10/2016
	70,000			$3.06	05/17/2017
	200,000			$5.25	02/10/2021
	200,000			$7.50	08/02/2021

Hutchins (2)	25,000			$2.15	08/21/2017
	155,750			$0.26	04/01/2018
	175,000			$5.25	02/10/2021
	175,000			$7.50	08/02/2021

DIRECTOR COMPENSATION

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal years ended December 31, 2011 and 2010.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Leroy C. Richie	2010	$ 36,000						$ 36,000
	2011	$ 36,000		$47.658				$ 83.658

(1)	Mr. Richie received no cash compensation in 2011, but has accrued $147,500 for his services on the Board since January 1, 2008.

(2)	Mr. Ross’ and Mr. Hutchins’ compensation and option awards are noted in the Executive Compensation table because neither of them received compensation or stock options for their services as a director.

Compensation Committee Interlocks and Insider Participation

Leroy C. Richie is the sole member of the Compensation Committee in 2011 and 2010. Mr. Richie is not currently and has not ever been an officer or employee of Infinity or its subsidiaries.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have no employment or change-in-control agreements with Stanton E. Ross or Daniel F. Hutchins.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 5, 2012, the number and percentage of outstanding shares of common stock beneficially owned by each person known by us to beneficially own more than five percent of such stock. We have no other class of capital stock outstanding.

Security Ownership of Certain Beneficial Owners

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
5% Stockholders (excluding executive officers and directors):
None (1)	-	-

__________

(1)	Based solely on a Schedule 13D, there are no 5% stockholders other than Stanton E. Ross, our Chairman, Chief Executive Officer and President.

 The following table sets forth, as of April 9, 2012, the number and percentage of outstanding shares of common stock beneficially owned by each director of the Company, each named officer of the Company, and all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Security Ownership of Management

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Executive Officers & Directors: (1)

Stanton E. Ross (2)	1,416,510	7.3%
Leroy C. Richie (3)	570,750	3.0%
Daniel F. Hutchins (4)	730,750	3.8%

All officers and directors as a group (3 individuals)	2,718,010	13.3%

__________

(1)	The address of these persons is c/o 11900 College Blvd., Suite 310, Overland Park, KS 66210.
(2)	Mr. Ross’s shares include: vested options to purchase 740,000 shares of common stock. Mr. Ross has pledged 676,510 shares and all of his outstanding options to purchase common stock to third parties as collateral for personal loans.
(3)	Mr. Richie’s total shares include: (i) vested options to purchase 570,750 shares of common stock.
(4)	Mr. Hutchins’ total shares include: (i) vested options to purchase 530,750 shares of common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The charter for the Company’s Audit Committee includes a requirement for the Audit Committee to review and approve any transaction involving the Company and a related party at least once a year or upon any significant change in the transaction or relationship. For these purposes, a “related party transaction” includes any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

On June 6, 2009, we entered into a revenue sharing agreement with Messrs. Ross, Richie and Hutchins for services provided. We assigned to them a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of 8/8ths of our share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in them for officers and directors

On March 23, 2009, the Company entered into a Securities Purchase Agreement, dated effective as of March 23, 2009, with Off-Shore Finance, LLC , a Nevada limited liability company and an accredited investor ("Off-Shore"), to issue a subordinated secured promissory note in the aggregate principal amount of up to $1,275,000 and a one percent (1%) revenue sharing interest with respect to the Company’s Nicaragua concessions in the Tyra and Perlas Blocks, offshore Nicaragua. The managing partner of Off-Shore and the CFO of Infinity are business partners in the accounting firm which the Company uses for its corporate office.

Under the Revenue Sharing Agreement (the “Revenue Agreement”), Infinity assigned to Off-Shore a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of 8/8ths of Infinity’s share of the hydrocarbons produced at the wellhead from the Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Off-Shore by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Concessions, and does not create any rights in the Concessions for Off-Shore. At any time within three (3) years from the date of the Revenue Agreement, Infinity shall have the right to redeem the RSP by paying Off-Shore an amount as follows: (i) if during the first year of the Revenue Agreement, a sum equal to three (3) times the amount of investor funding by Off-Shore to Infinity as of December 31, 2009 (the “Funding Amount”); (ii) if during the second year of the Revenue Agreement, a sum equal to five (5) times the Funding Amount; or (iii) if during the third year of the Revenue Agreement, a sum equal to ten (10) times the Funding Amount. Upon the redemption of the RSP by Infinity, the Revenue Agreement shall terminate.

The corporate office was located in Denver, Colorado until November 2008 when the Denver office was closed. The corporate office moved to the business office of the CFO of the Company. The Company currently does not have any employees and the staff of the interim CFO provides the office services. These services are billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses. For the year ending 2011 the Company was billed $193,409 and for the year ended 2010 the Company was billed $142,117. The amount due to the CFOs firm for services provided was $517,337 for December 31, 2011 and $323,929 at December 13, 2010.

Under the Fifth Forbearance Agreement, Additional Forbearance Period advances of $1,050,000 (amended in September 2011 to $1,260,000) were approved with an interest rate of prime plus 2% and the personal guarantee of the Company’s President and Chief Executive Officer for up to $500,000 of the advances. At December 31, 2011, $500,000 of the advances were personally guaranteed by the Company’s CEO.

Director Independence

Stanton E. Ross, Leroy C. Richie and Daniel F. Hutchins are the directors of the Company.  Messrs. Ross and Hutchins are not considered “independent” in accordance with rule 5605(a)(2) of the NASDAQ Marketplace Rules. The Board of Directors has determined that Mr. Richie is independent in accordance with the Nasdaq and SEC rules. We are currently traded on the OTC QB, which does not require that a majority of the board be independent. If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The following table is a summary of the fees billed to us by Ehrhardt Keefe Steiner & Hottman PC, Certified Public Accountants (EKS&H) for the fiscal year ended December 31, 2011 and 2010:

Fee Category:	2011	2010
Audit Fees	$49,500	$39,000
Audit-Related Fees	27,000
Tax Fees
All Other Fees
Total Fees	$76,500	$39,000

Audit Fees. Such amount consists of fees billed for professional services rendered in connection with the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports. It also includes services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services related to tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2011 and 2010, there were no fees related to this category.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were pre-approved by the Audit Committee.

The audit report of EKS&H on the consolidated financial statements of the Company for the years ended December 31, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal year ended December 31, 2011, there were no disagreements with EKS&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to EKS&H’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2011 and 2010, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Consolidated Financial Statements:

All financial statements set forth under Part II, Item 8 of this annual report.

2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes in this annual report.

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc.*
3.1	Certificate of Incorporation***
3.2	Bylaws*
10.1	2004 Stock Option Plan*
10.2	2005 Equity Incentive Plan*
10.3	2006 Equity Incentive Plan*
10.4	Form of Incentive Stock Option for 2006 Equity Incentive Plan*
10.5	Form of Nonqualified Stock Option for 2006 Equity Incentive Plan*
10.6	Loan Agreement between Infinity Energy Resources, Inc., and Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy Bank N.A., dated effective as of January 9, 2007***
10.7	Revolving Promissory Note between Infinity Energy Resources, Inc. and Amegy Bank N.A., dated January 10, 2007*
10.8	Nicaraguan Concession - Perlas Prospect***
10.9	Nicaraguan Concession - Tyra Prospect***
10.10	Forbearance Agreement with Amegy Bank N.A., dated August 31, 2007*
10.11	Second Forbearance Agreement with Amegy Bank N.A., dated March 26, 2008*
10.12	Third Forbearance Agreement with Amegy Bank N.A., dated October 16, 2008***
10.13	First Amendment to Revolving Promissory Note - Amegy Bank, N.A., dated October 16, 2008***
10.14	Fourth Forbearance Agreement with Amegy Bank N.A., dated December 4, 2009***
10.15	Fifth Forbearance Agreement with Amegy Bank N.A., dated February 16, 2011***
10.16	Guarantee of Obligation with Amegy Bank N.A., dated February 16, 2011**
10.17	Omnibus Amendment with Amegy Bank N.A., dated February 16, 2011*
10.18	Third Amendment to Revolving Promissory Note with Amegy Bank N.A., dated January 31, 2010*
10.19	Forbearance Period Advance Promissory Note with Amegy Bank N.A., dated February 16, 2011*
10.20	Registration Rights with Amegy Bank N.A., dated February 16, 2011***
10.21	Securities Purchase Agreement with Amegy Bank N.A., dated February 16, 2011***
10.22	Warrant to Purchase Common Stock with Amegy Bank N.A., dated February 16, 2011***
10.23	Subordinate Secured Promissory Note Off-Shore Finance, LLC, dated March 23, 2009*
10.24	Securities Purchase Agreement Off-Shore Finance, LLC, dated March 23, 2009 **
10.25	Revenue Sharing Agreement with Off-Shore Finance, LLC, dated March 23, 2009*
10.26	Revenue Sharing Agreement with Officers and Directors, dated June 6, 2009***
10.27	Map: Nicaraguan Concessions**
10.28	Revenue Sharing Agreement with Jeff Roberts, dated September 16, 2009***
10.29	Revenue Sharing Agreement with Thompson Knight Global Energy, dated September 8, 2009***
14.1	Code of Ethics and Conduct (filed herewith)
21.1	Subsidiaries of Registrant*
23.1	Consent of Ehrhardt Keefe Steiner & Hottman, PC (filed herewith)
31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Audited Financial Statements as of and for the years ended December 31, 2011 and 2010. (filed herewith)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

* Filed as an exhibit to Form 10 filed by Company on May 13, 2011.

** Filed as an exhibit to Amendment No. 1 to Form 10 filed by Company on July 1, 2011.

*** Filed as an exhibit to Amendment No. 2 to Form 10 filed by Company on April 5, 2012.

The XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2012	Infinity Energy Resources, Inc.,
a Delaware corporation

	By:	/s/ Stanton E. Ross
Stanton E. Ross Chief Executive Officer

	By:	/s/ Daniel F. Hutchins
Daniel F. Hutchins
Chief Financial Officer

Each person whose signature appears below authorizes Stanton E. Ross to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this annual report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such annual report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Stanton E. Ross	April 16, 2012
Stanton E. Ross, Director

/s/ Leroy C. Richie	April 16, 2012
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	April 16, 2012
Daniel F. Hutchins, Director

