Form 10-Q
period 2012-03-31
INFINITY ENERGY RESOURCES, INC
filed 2012-05-15
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 25, 2012
Common Stock, $0.0001 par value	20,668,575

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$175	$217
Accounts receivable	2,992	2,992
Prepaid expenses	3,750	7,500
Deferred income tax	700,000	700,000
Total current assets	706,917	710,709

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down Unproved	4,156,046	3,844,080

Total assets	$4,862,963	$4,554,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Revolving credit facility to bank	$11,679,322	$11,407,252
Note payable to vendor	278,022	278,022
Current portion, subordinated note payable to related party, net of discount of $0 at March 31, 2012 and $83,088 at December 31, 2011	1,269,441	1,186,353
Accrued interest on subordinated note	251,237	232,112
Accounts payable	3,295,615	3,280,339
Accrued liabilities	5,041,617	4,904,077
Accrued interest and fees – bank and other	8,487,782	8,156,254
Current portion of asset retirement obligations	432,027	432,027
Total current liabilities	30,735,063	29,876,436

Long-term liabilities
Asset retirement obligations, less current portion	884,257	855,292
Derivative liabilities	482,078	600,763
Total long-term liabilities	1,366,335	1,456,055

Total liabilities	32,101,398	31,332,491

Commitments and contingencies (Note 5)

Stockholders’ deficit
Preferred stock, par value $.0001, authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 18,668,575 shares at March 31, 2012 and December 31, 2011	1,866	1,866
Additional paid-in capital	80,322,722	80,322,722
Accumulated deficit	(107,563,023)	(107,102,290)
Total stockholders’ deficit	(27,238,435)	(26,777,702)

Total liabilities and stockholders’ deficit	$4,862,963	$4,554,789

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Operating expenses
General and administrative expenses	$194,313	$348,575
Accretion expense	28,965	26,131
Total operating expenses	223,278	374,706

Operating loss	(223,278)	(374,706)

Other income (expense)
Interest expense, net of capitalization	(356,140)	(705,656)
Change in derivative fair value	118,685	(722,215)
Total other income (expense)	(237,455)	(1,427,871)

Net loss	$(460,733)	$(1,802,577)

Basic and diluted net loss per share	$(.02)	$(.10)

Weighted average shares outstanding-basic and diluted	18,668,575	18,668,575

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2012 (Unaudited) and

Year Ended December 31, 2011

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	18,668,575	$1,866	$80,107,816	$(103,572,691)	$(23,463,009)

Issuance of stock options	-	-	214,906	-	214,906

Net loss	-	-	-	(3,529,599)	(3,529,599)

Balance, December 31, 2011	18,668,575	1,866	80,322,722	(107,102,290)	(26,777,702)

Net loss	-	-	-	(460,733)	(460,733)

Balance, March 31, 2012	18,668,575	$1,866	$80,322,722	$(107,563,023)	$(27,238,435)

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(460,733)	$(1,802,577)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount, net of capitalized amounts of $62,316 in 2012 and $43,535 in 2011	20,772	91,030
Accretion of asset retirement obligations	28,965	26,131
Stock-based compensation	-	152,353
Change in fair value of derivative liability	(118,685)	722,215
Change in operating assets and liabilities
Decrease in prepaid expenses and other	3,750	3,250
Increase in accounts payable and accrued liabilities	488,169	574,312
Net cash used in operating activities	(37,762)	(233,286)

Cash flows from investing activities
Investment in oil and gas properties	(234,350)	(215,980)
Net cash used in investing activities	(234,350)	(215,980)

Cash flows from financing activities
Proceeds from debt and subordinated note payable	272,070	925,205
Repayment of notes	-	(232,464)
Loan commitment fees paid with debt proceeds	-	(21,000)
Checks written in excess of cash	-	(166,391)
Payment of hedge termination fees	-	(56,084)
Net cash provided by financing activities	272,070	449,266

Net increase (decrease) in cash and cash equivalents	(42)	-

Cash and cash equivalents
Beginning	217	-
Ending	$175	$-

Supplemental noncash disclosures
Noncash capitalized overhead and interest	$90,116	$71,335

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

Infinity Energy Resources, Inc. and its subsidiaries (collectively, “we,” “ours,” “us,” “Infinity” or the “Company”) has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, statements of operations, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2012 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K, filed with the SEC.

Nature of Operations

We are engaged in the exploration of the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions”) granted to us under contracts from the Nicaraguan government.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Although the cash outflow necessary to pay Amegy has been eliminated under terms of the Stock Purchase Agreement, the Company is still in need of additional cash infusions to meet its obligations under the Nicaraguan Concessions, and is in the process of searching for sources of additional equity financing. There is no assurance that the equity funds will be received.

The Company has classified the entire balance outstanding under the Revolving Credit Facility at March 31, 2012 and December 31, 2011 as a current liability in the accompanying Consolidated Balance Sheets.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and seismic costs) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. In the quarters ended March 31, 2012 and 2011, the Company capitalized direct costs, overhead costs and interest as follows:

	For the Quarter
	Ended March 31,
	2012	2011

Direct costs	$221,850	$203,480
Overhead costs	12,500	12,500
Total non-interest costs	234,350	215,980
Interest costs	77,616	58,835
	$311,966	$274,815

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Costs associated with production and general corporate activities are expensed in the period incurred.

Depletion of proved oil and gas properties is computed on the units-of-production method, with oil and gas being converted to a common unit of measure based on relative energy content, whereby capitalized costs, as adjusted for estimated future development costs and estimated asset retirement costs, are amortized over the total estimated proved reserve quantities. Investments in unproved properties, including capitalized interest and internal costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate. All unproved property costs as of March 31, 2012 and December 31, 2011 relate to the Company’s Nicaraguan Concessions that were entered into in March 2009. In assessing the unproved property costs for impairment, the Company takes into consideration the terms of the government concessions, the status of the ongoing environmental study, evaluation of the seismic data and plans to seek industry participation in the future exploration and development.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of-month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of March 31, 2012 and 2011, the Company did not have any proved oil and gas properties, and all unproved property costs relate to the Company’s Nicaraguan Concessions.

Proceeds from the sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss would be recognized in the determination of the Company’s net earnings/loss. During 2011 the Company sold its oil and gas properties in Texas, the costs associated with which were entirely written off in prior periods, in return for a non-interest-bearing note with repayment conditional upon net profit from sales of oil and gas from the properties. Due to the uncertainty of when and in what amount payments on the note will be received, the Company has recorded the note net of a 100% valuation reserve and has recognized no gain or loss on this transaction. Any related gains will be recognized when and if payments are received.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of March 31, 2012 and December 31, 2011 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (see Note 4), those warrants are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. We routinely assess the realizability of our deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. We consider future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require us to adjust our deferred income tax asset valuation allowance in a future period. We are potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. We recognize certain income tax positions that meet a more-likely-than not recognition threshold. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize an income tax benefit. The Company recognized a deferred tax asset, net of valuation allowance, of $700,000 at March 31, 2012 and December 31, 2011 related to the anticipated use of net operating losses to offset any taxable income triggered by the transaction with Amegy and Off-Shore that closed in April 2012 (see Note 2).

Cash and cash equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of March 31, 2012 and December 31, 2011, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410 (formerly SFAS No. 143, Accounting for Asset Retirement Obligations.) ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Although the Company has recognized full impairment of the value of all remaining domestic oil and gas properties in prior periods, and has sold all of its Texas oil and gas properties in 2011, the Company may retain title to certain abandoned non-producing domestic leasehold properties. Management believes the Company may retain some asset retirement obligation related to properties sold and properties retained. As such, it has continued to maintain the asset retirement obligation as a liability in its financial statements and, in accordance with ASC 410, to accrete such obligation regularly. The following table summarizes the activity for the Company’s asset retirement obligations for the period ended March 31, 2012:

Asset retirement obligations at beginning of period	$1,287,319
Accretion expense, three months ended March 31, 2012	28,965
Asset retirement obligations at end of period	1,316,284
Less: current portion of asset retirement obligations	(432,027)
Asset retirement obligations, less current portion	$884,257

Capitalized Interest and Debt Discount Amortization

The Company capitalizes interest costs and debt discount amortization to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Such costs are capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs and debt discount amortization capitalized for the quarters ended March 31, 2012 and 2011 were $77,616 and $58,835, respectively.

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

The estimated fair value of the Company’s non-current derivative liabilities, all of which relate to warrants, is estimated using a “Black-Scholes” model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, and non-performance risk factors, among other items (ASC 820, Fair Value Measurements ("ASC 820") fair value hierarchy level 2). As defined in ASC 820, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based upon observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable and are valued using models or other valuation methodologies (level 2 measurement), and the lowest priority to unobservable inputs (level 3 measurement). There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the quarter ended March 31, 2012 or year ended December 31, 2011.

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

For the three month periods ended March 31, 2012 and 2011, options of 2,053,500 and 1,453,300, respectively, and warrants, for both periods, of 931,561, to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

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

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments. ASU 2011-11 was issued in order to facilitate comparison between GAAP and IFRS financial statements by requiring enhanced disclosures, but does not change existing GAAP that permits balance sheet offsetting. This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on the Company's financial position or results of operations.

Note 2 — Debt

Debt consists of the following:

	As of
	March 31, 2012	December 31, 2011

Revolving credit facility to bank, current	$11,679,322	$11,407,252

Subordinated note payable, related party, net of discount	$1,269,441	$1,186,353
Less current portion	(1,269,441)	(1,186,353)
Long-term portion, subordinated note payable	$-	$-

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Revolving Credit Facility

On January 10, 2007, the Company entered into a reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy. Under the related loan agreement (the “Loan Agreement”) between Infinity, Infinity-Texas and Infinity-Wyoming (each wholly-owned subsidiaries of the Company and together, the “Guarantors”) and Amegy, Infinity could borrow, repay and re-borrow on a revolving basis up to the aggregate sums permitted under the then current borrowing base. Amounts borrowed under the Revolving Credit Facility are collateralized by substantially all of the assets of Infinity and its subsidiaries and are guaranteed by Infinity’s subsidiaries. The Revolving Credit Facility contains certain standard continuing covenants and agreements and requires the Company to maintain certain financial ratios and thresholds. Per the terms of the loan agreement, amounts borrowed bear interest at 5.5%, or at 11.0% if the loan is in default. The Company accrued interest at 11.0% on the balance of the loan during the three months ended March 31, 2012 and 2011.

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

On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Under these documents, we agreed to issue 130,000 shares of Series A Preferred and 2,000,000 shares of common stock to Amegy and it agreed to cancel a warrant exercisable to purchase 968,000 shares of our common stock that we issued to it in February 2011 in conversion, exchange and payment in full of all debt and other obligations we owed to Amegy. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. The transactions with Amegy and Off-Shore closed on April 13, 2012. As a result of the transactions, we cancelled debt, accrued interest and fees, and the derivative liability recorded relative to the Amegy warrant, all of which aggregated $21,883,393 at March 31, 2012 and $21,322,922 at December 31, 2011. We will record these transactions in the second quarter of 2012.

In 2011, Infinity had granted Amegy a warrant to purchase 931,561 shares of the Company’s common stock (the “Amegy Warrant”) at an exercise price of $5.01 per share during a ten-year period following the issuance of the warrant (see Note 4). This Warrant was cancelled as part of the agreements the Company and Amegy entered into on February 28, 2012 (see Note 7). The Company recorded a debt discount equal to the estimated fair value of the Amegy Warrant on the date of issuance in the amount of $535,626, and expensed $307,289 in forbearance fees associated with the Fifth Forbearance Agreement (see below) during the three months ended March 31, 2011, which amount is included in the accompanying consolidated statements of operations as interest expense for that period. Because the Fifth Forbearance Agreement ceased its effectiveness after December 31, 2011, and the Company and Amegy were in the process of negotiating and signing an agreement to exchange equity securities in full payment of the Company’s obligations to Amegy, no forbearance fees have been accrued for period after that date. Interest expense recognized during the three months ended March 31, 2011 that related to the amortization of the debt discount was $76,518 (none in the three months ended March 31, 2012).

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s intention had been to market and sell all remaining assets of Infinity-Wyoming and Infinity-Texas and to apply the net sales proceeds, if any, to payment of the revolving note. In December 2011 the Company sold its Texas assets; no proceeds have yet been received.

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

Infinity had accrued interest, forbearance and additional fees due in connection with the Forbearance Agreements of $8,201,315 and $7,896,442 as of March 31, 2012 and December 31, 2011, respectively.

Subordinated Note Payable to Related Party

Effective March 5, 2009, the Company entered into two contracts relating to its Nicaraguan Concessions, as awarded by the Republic of Nicaragua in 2003. In addition, the Company entered into a subordinated loan with Off-Shore Finance, LLC, a Nevada limited liability company (“Off-Shore”), and a related party (see Note 6) in an aggregate amount of $1,275,000, which was released as the Company needed funds for the Nicaraguan Concessions. Amegy allowed the subordinated loans to be secured by the assets of the Company, subject to Amegy’s security interest. The note bore interest at 6% and would have been due March 23, 2012. This note was retired under the agreement between the Company and Off-Shore, dated February 28, 2012, under which the Company issued15,016 shares of its Class B Preferred Stock to Off-Shore in full payment of the note and its related accrued interest at such date (see also Note 7, Subsequent Events).

Further, Amegy allowed the Company to grant a one percent revenue sharing interest with respect to the Nicaraguan Concessions to Off-Shore to obtain the subordinated loan.

In connection with the issuance of the Subordinated Note Payable discussed above, the Company recorded a debt discount, through a reduction to unproved properties, of $637,620, which is being amortized over the maturity of the Note utilizing the effective interest method. The Company capitalizes amortization of debt discount to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Amortization of debt discount was capitalized only for the period that activities are in progress to bring these projects to their intended use. Total subordinated note payable debt discount amortized during the quarters ended March 31, 2012 and 2011 were $83,088 and $58,047, respectively, of which $62,316 and $43,535, respectively, were capitalized to oil and gas properties

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Interest Bearing Liabilities to Vendors

At March 31, 2012 and December 31, 2011, the Company had a note payable to a vendor of $278,022 bearing interest at 18% and had also agreed to pay interest at 8% on certain accrued liabilities aggregating $410,500. The total amount of interest expense accrued relating to these liabilities for the quarters ending March 31, 2012 and 2011 was $26,656 and $23,594, respectively. The interest accrued on these liabilities is included in accrued interest and fees – bank and other.

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

During the three months ended March 31, 2012, no stock options were granted or forfeited.

The following table summarizes stock option activity as of and for the periods ended March 31, 2012 and December 31, 2011:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding and exercisable at January 1, 2011	903,500	$2.92	5.8 years	$-
Granted in February 2011	550,000	$5.25
Granted in August 2011	600,000	$7.50
Outstanding and exercisable at December 31, 2011	2,053,500	$4.88	7.3 years	$-
Granted in 2012	-
Outstanding and exercisable at March 31, 2012	2,053,500	$4.88	7.0 years	$-

The Company recognized expense in connection with options granted of $0 and $152,343 during the three months ended March 31, 2012 and 2011, respectively. The weighted average grant date fair value of the February 2011 options granted was $0.28 each. There was no unrecognized compensation cost as of March 31, 2012 or December 31, 2011 related to unvested stock and stock options, as all options granted vested immediately and are currently exercisable.

Note 4 — Derivative Instruments and Warrants

Commodity Derivatives

As of March 31, 2012 and December 31, 2011, the Company had no oil and natural gas derivative arrangements outstanding.

Derivatives – Amegy Fifth Forbearance Warrant

On February 16, 2011, in connection with the signing of the Fifth Forbearance Agreement (see Note 2) the Company granted Amegy a warrant (the “Warrant”) to purchase 931,561 shares of the Company’s common stock at an exercise price of $5.01 per share during a ten-year period following the issuance of the Warrant. This Warrant has been cancelled under the agreements between the Company and Amegy dated February 28, 2012 (effective April 13, 2012). See Notes 2 and 7.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Warrant was subject to a registration rights agreement under which the Company had 120 days after the notification by Amegy to have such underlying shares registered. If the Company was unsuccessful in completing the registration of the shares within that period, it was obligated to pay registration right penalties in cash to Amegy. Such penalties would be equal to the aggregate exercise price for the Warrant multiplied by the sum of (i) 2.0% if a registration statement was not filed in a timely matter, plus (ii) 2.0% if the registration statement was not declared effective in a timely manner, plus (iii) the product of 0.000667 multiplied by the number of days for which a registration statement was not filed or declared effective. The Company planned to assess the likelihood and amount of such potential registration right penalties to Amegy at such time as it becomes probable that the Company will owe such amounts. As of December 31, 2011 and during the quarter ended March 31, 2012 the Company had not received any notification from Amegy that would indicate Amegy’s request to pursue registration, and as such, no amounts associated with potential registration right payments were accrued at March 31, 2012 or December 31, 2011. This Warrant and the registration rights agreement were cancelled under the agreements between the Company and Amegy dated February 28, 2012 (effective April 13, 2012). See Notes 2 and 7.

In addition, the Warrant contained provisions upon which Amegy has the right, upon certain conditions, to put the Warrant to the Company at fair value. It also contained a provision under which the $5.01 per share exercise price was to be re-priced upon the issuance by the Company of equity instruments at a price less than $5.01. Further, the Company was required, during the period the Warrant could be exercised, to have authorized and reserved 110% of the number of shares of common stock required for the exercise of the shares to be issued under the Warrant. As a result of Amegy’s conditional ability to put the Warrant back to the Company, it had classified the estimated fair of the Warrant (derivative liability) as a noncurrent liability in the accompanying consolidated balance sheet as of December 31, 2011. Prospective changes in the fair value of the Warrant will be recorded in the consolidated statement of operations. During the three months ended March 31, 2012 the Company recorded an income item of $118,685 representing the net decrease in fair value of the Amegy Warrant for the period, and during the three months ended March 31, 2011, the Company recorded an expense of $722,215 representing the increase in the fair value of the Warrant from the date of its issuance in February 2011 through March 31, 2011.

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

As of December 31, 2011 and April 25, 2012, the Company is in Sub-Period 1 for both Perlas and Tyra. The Company has provided Environmental Impact Studies to the Nicaraguan Ministry of Energy effective April 2011 and is awaiting approval of these studies before proceeding to Sub-Period 2. In accordance with the agreements relating to the Nicaraguan Concessions, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expiring March 2013) and $408,450 for Tyra (expiring September 2012). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for 2011, 2010 and, in early 2012, for that year. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements.

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
	OPIC insurance

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The minimum cash commitment budgeted for the Nicaraguan Concessions for 2012 is approximately $1,590,300, of which approximately $234,007 has been incurred and paid through April 25, 2012. See Note 1 for discussion of Going Concern.

Delivery Commitments

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company was to pay a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. The aggregate amount owing related to the shortfalls, $2,845,458 (which had been entirely accrued prior to 2011), was included within current liabilities in the accompanying consolidated balance sheets at March 31, 2012 and December 31, 2011.

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

Under the Revenue Sharing Agreement (the “Revenue Agreement”), Infinity assigned to Off-Shore a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Off-Shore by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Off-Shore. At any time within three (3) years from the date of the Revenue Agreement, Infinity has the right to redeem the RSP by paying Off-Shore an amount as follows: (i) until March 22, 2010, a sum equal to three (3) times the Funding Amount, or $3,825,000; (ii) until March 22, 2011, a sum equal to five (5) times the Funding Amount, $6,375,000; or (iii) until March 22, 2012, a sum equal to ten (10) times the Funding Amount, or $12,750,000. Upon the redemption of the RSP by Infinity, the Revenue Agreement shall terminate. As of March 23, 2012, the Company had not exercised its right to redeem and such redemption right expired.

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity is not in compliance with certain existing federal, state and local laws, rules and regulations relating to its domestic properties, which could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. For the year end December 31, 2008 the remaining values of Infinity-Texas and Infinity-Wyoming were written down to zero as the Company focused solely on the development of the Nicaraguan Concessions. Management believes the estimate of the Company’s asset retirement obligations consisting of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties is sufficient to cover any noncompliance liabilities. The Company no longer carries insurance on the domestic properties.

Contingent Fees

In addition to the Revenue Sharing Agreement with Thompson Knight to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout, the Company agreed to compensate Thompson Knight a success fee of 5% of the upfront cash fee paid to Infinity by a third party earning an interest in the Nicaragua asset up to $20 million and 10% of any amount exceeding the $20 million. A 2% success fee would be paid to Thompson Knight of the remaining cash investment in subsequent years. At such time the Company enters into an agreement with a partner on the Nicaragua Concession and the Company receives and collects up to $20,000,000 in upfront fees, Messrs. Ross and Hutchins shall receive a bonus of 5% of the first $20,000,000 and 10% of any amount over $20,000,000, which amount is to be divided 50% to each officer. As of March 31, 2012 and December 31, 2011, no amounts had been accrued under these contingent fee arrangements.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company has included the impacts of the foregoing litigation as liabilities in its accounts payable and accrued liabilities because it does not dispute the amounts owed. In 2009 the Company recorded the amounts claimed in the foregoing lawsuits, which are $445,521 in the Exterran Energy Solutions action and $929,208 in the LDH Gas Development action. In 2010 it recorded $1,916,250 in the LDH Gas Development action. The aggregate amount owing LDH related to the shortfalls, $2,845,458 was included within current liabilities in the accompanying consolidated balance sheets at March 31, 2012 and December 31, 2011. The Company will seek to settle the lawsuits when it has the financial resources to do so. Both suits are in the discovery stage.

Note 6 — Related Party Transactions

The corporate office was located in Denver, Colorado until November 2008 when the Denver office was closed. The corporate office moved to the business office of the CFO of the Company. The Company currently does not have any employees and the staff of the CFO provides the office services. These services are billed at the CFO firm’s standard billing rate plus out-of-pocket expenses. For the quarters ended March 31, 2012 and 2011, the Company was billed $86,715 and $56,414, respectively. The amount due to the CFO’s firm for services provided was $591,600 at March 31, 2012 and $514,885 at December 31, 2011.

The Company had entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds for the Nicaraguan Concessions. Such loan was cancelled and converted into equity under the agreement dated February 28, 2012 between the Company and Off-Shore. The managing partner of Off-Shore and the CFO are business partners in the firm which the Company uses for its corporate office.

The Company’s CEO had personally guaranteed up to $500,000 of the Forbearance advances from Amegy Bank and received no compensation for such guarantee.

As of March 31, 2012 and December 31, 2011, the Company had accrued compensation to its officers and directors of $803,708 and $744,708, respectively.

Note 7 — Subsequent Events

Conversion of Certain Debt and Related Liabilities to Preferred and Common Stock

On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Under these documents, we agreed to issue 130,000 shares of Series A Preferred and 2,000,000 shares of common stock to Amegy and it agreed to cancel a warrant exercisable to purchase 968,000 shares of our common stock that we issued to it in February 2011 in conversion, exchange and payment in full of all debt and other obligations we owed to Amegy. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. The transactions with Amegy and Off-Shore closed on April 13, 2012. As a result of the transactions, we cancelled debt, accrued interest and fees, and the derivative liability recorded relative to the Amegy warrant, all of which totaled $21,883,393 at March 31, 2012 and $21,322,922 at December 31, 2011. We will record these transactions in the second quarter of 2012.

Advances on Amegy Credit Facility

From April 1, 2012 through April 25, 2012, the Company had drawn no additional advances from Amegy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Quarterly Report on Form 10-Q. Infinity follows the full-cost method of accounting for oil and gas properties. See “Summary of Significant Accounting Policies,” included in Note 1 to the Consolidated Financial Statements for the Three Months Ended March 31, 2012 and the Year Ended December 31, 2011.

Infinity Energy Resources, Inc. and its subsidiaries, (collectively, “Infinity,” "Company," “we,” “us” and “our”) are engaged in the acquisition and exploration of oil and gas properties offshore Nicaragua in the Caribbean Sea.

On March 5, 2009, Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has submitted an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data that was acquired over the Nicaraguan Concessions located offshore. Infinity is currently seeking offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations. The funds raised through the subordinated note transaction and Forbearance advances from the bank were used to fund these expenses. No assurance can be given that these funds will be sufficient to cover the exploration and development cost until a partner is found.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2012, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) while we have retired our obligations to Amegy and Off-Shore, we still have substantial obligations to a number of third parties; (iii) we require working capital for our operations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xiv) if we are unable to obtain lien releases on our Texas properties, a sale may continue to be delayed and will be jeopardized; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the Over the Counter QB Tier Market (OTCQB); (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxii) possible issuance of common stock subject to options and warrants that may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital, including conversion of the Series A Preferred and Series B Preferred; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) Amegy, as the holder of the Series A Preferred, has voting rights through which it could control our Board of Directors and affairs in the future; and (xxiv) indemnification of our officers and directors.

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

We intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital, cash flow from operations, if any, and net proceeds from the sales of assets.

Our ability to complete these activities is dependent on a number of factors, including, but not limited to:

•	The availability of the capital resources required to fund the activity;

•	The availability of third party contractors for completion services; and

•	The approval by regulatory agencies of applications for permits to conduct exploration activities in a timely manner.

Results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Infinity incurred a net loss of $460,733, or $0.02 per diluted share, for the three months ended March 31, 2012 compared to a net loss of $1,802,577, or $0.10 per diluted share, for the three months ended March 31, 2011.

Revenue

The Company had no revenues in either the three months ending March 31, 2012 or 2011. The Company focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses

No operating expenses were incurred in either the first three months of 2012 or 2011.

General and Administrative Expenses

General and administrative expenses in the three months ended March 31, 2012 were $194,313 versus $384,575 for the same period in 2011, a decrease of $154,262. This decrease was almost entirely attributable to compensation expense of $152,343 recorded in the 2011 period resulting from the award of stock options.

Other income (expense)

Interest expense decreased from $705,656 for the three months ended March 31, 2011 to $356,140 for the three months ended March 31, 2012. Although borrowings rose and the interest rates charged remained unchanged, this decrease results from two facts. First, the period in 2011 included $76,518 of amortization of debt discount, classified as interest expense, associated with the Warrant issued to Amegy when the Fifth Forbearance agreement was signed in February 2011. These costs were entirely amortized in 2011 and there was no such amortization cost recorded in the first three months of 2012. Second, the period ended March 31, 2011 included as interest expense $307,289 of forbearance fees associated with the Fourth and Fifth Forbearance Agreements (see Note 2). The Fifth Forbearance Agreement was not effective after December 31, 2011 and no forbearance fees have been accrued subsequent to that date.

The fair value of the Company’s derivative liability, related to the Amegy Warrant, decreased in the three months ended March 31, 2012, resulting in an other income item in the amount of $118,685, but increased in the period from the issuance of the Warrant (February 2011) through March 31, 2011, resulting in an other expense item, in the amount of $722,215. The derivative value, required to be presented in accordance with generally accepted accounting principles, primarily reflects the liability associated with remaining life of the warrants with changes in fair value being principally impacted by the volatility of the Company’s stock price.

Income Tax

Infinity reflected no net tax benefit or expense in the three month periods ended March 31 in either 2012 or 2011. The net operating losses generated in those periods increased Infinity’s gross deferred tax asset related to future ability to utilize net operating losses to reduce future income tax outlays. For the most part, due to uncertainty as to the ultimate ability of the Company to utilize its net deferred tax asset, the Company has recognized no net deferred tax benefit, and has, as a result, offset its gross deferred tax benefit with a 100% valuation allowance. Although in 2011 the Company did, in fact, recognize a tax benefit (resulting in the recognition of a deferred tax asset) in the amount of $700,000, which approximates the benefit the Company anticipates receiving in the remaining quarters in 2012 from utilizing net operating losses to fully offset an expected gain from settlement of its outstanding debt due Amegy and Off-Shore Finance, no additional benefit was recorded in the first three months of 2012 because no portion of the gain had as yet been realized.

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

We continued to operate under the Fifth Forbearance Agreement through February 28, 2012, when we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Under these documents, we agreed to issue 130,000 shares of Series A Preferred and 2,000,000 shares of common stock to Amegy and it agreed to cancel a warrant exercisable to purchase 968,000 shares of our common stock that we issued to it in February 2011 in conversion, exchange and payment in full of all debt and other obligations we owed to Amegy. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. The transactions with Amegy and Off-Shore closed on April 13, 2012. As a result of the transactions, we cancelled debt, accrued interest and fees, and the derivative liability recorded relative to the Amegy warrant, all of which aggregated $21,883,393 at March 31, 2012 and $21,322,922 at December 31, 2011. We will record these transactions in the second quarter of 2012.

We have classified the entire balances under the Revolving Credit Facility ($11,679,322 at March 31, 2012 and $11,407,252 at December 31, 2011) as current liabilities in the accompanying Consolidated Balance Sheets.

Under the Fifth Forbearance Agreement signed in February 2011 (see Note 2), Amegy had made available for borrowing an additional $1,050,000, which was increased to $1,260,000 on September 12, 2011. Amegy had advanced $454,053 of such amount as of December 31, 2010, prior to formally executing the Fifth Forbearance Agreement, $56,084 of which were applied to fees and penalties we owed to Amegy. As of December 31, 2011, Amegy had advanced $1,396,758 to us, which was in excess of the originally approved amount of $1,260,000. From January 1, 2012 through February 28, 2012 Amegy made additional advances of $272,070 to us, for a total of $1,668,828. No additional advances have occurred beyond that date.

We estimate that we will require approximately $2,800,000 in working capital for the next 12 months, not including annual salaries of $200,000 to our officers, which we will continue to defer if we do not have sufficient capital, and not including obligations that we owe to third parties. The foregoing includes $1,590,300 for expenditures projected to be required under the Nicaraguan Concessions, which would occur after our receipt of approved EIA and other approvals. We can offer no assurances regarding the receipt of such approvals or, if received, their timing.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are summarized in the notes to our consolidated financial statements included in Item 1, “Financial Statements”, of this quarterly report.

The application of our accounting policies regarding income taxes and regarding full cost accounting for oil and gas properties and the sale of oil and gas properties are critical to two accounting estimates made in 2011.

As noted above, the Company reflected a $700,000 deferred income tax benefit for the year ended December 31, 2011 in conformity with the Company’s policy for accounting for income taxes. The deferred tax benefit recorded in 2011 reflects the anticipated net earnings that will result in 2012 from the recording of the effects of the agreements signed in February 2012 (effective April 13, 2012) with Amegy and Off-Shore (see Note 7), net of projected 2012 operating expenses, which make it more likely than not that the Company will utilize a portion of its deferred tax asset in 2012, thus justifying the recognition of the deferred tax asset. The net operating losses generated in those periods increased Infinity’s net deferred tax asset. Due to uncertainty as to the ultimate utilization of the Company’s net deferred tax asset in an amount greater than that anticipated to be utilized in 2012, the remainder of the deferred tax asset at December 31, 2011 was reduced by valuation allowances.

Also, as noted above, in 2011 the Company sold its oil and gas properties in Texas, the cost associated with which were entirely written off in prior periods, in return for a non-interest-bearing note with repayment conditional upon net profit from sales of oil and gas from the properties. Due to the uncertainty of when and in what amount payments on the note will be received, the Company has recorded the note net of a 100% valuation reserve and has recognized no gain or loss on this transaction. Any related gains will be recognized when and if payments are received. The treatment of this Texas sale transaction conforms to the Company’s policy regarding sale of oil and gas properties.

At March 31, 2012, and as of December 31, 2011, there have been no material changes or updates to our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The Company has included the impacts of the foregoing litigation as liabilities in its accounts payable and accrued liabilities because it does not dispute the amounts owed. In 2009 the Company recorded the amounts claimed in the foregoing lawsuits, which are $445,521 in the Exterran Energy Solutions action and $929,208 in the LDH Gas Development action. In 2010 it recorded $1,916,250 in the LDH Gas Development action. The aggregate amount owing LDH related to the shortfalls, $2,845,458 was included within current liabilities in the accompanying consolidated balance sheets at March 31, 2012 and December 31, 2011. The Company will seek to settle the lawsuits when it has the financial resources to do so. Both suits are in the discovery stage.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We previously entered into four separate forbearance agreements resulting from our breach of certain covenants in the Loan Agreement. Effective as of February 16, 2011, we entered into the Fifth Forbearance under the Loan Agreement. The Fifth Forbearance relates to the breach by us and Guarantors of (i) substantially all financial covenants set forth in Section 8 of the Loan Agreement and (ii) certain covenants set forth in Section 7 of the Loan Agreement (the “Existing Defaults”). Under the Fifth Forbearance, Amegy agrees to forebear from exercising any remedies under the Loan Agreement and related loan documents and to waive the Existing Defaults for the Forbearance Period, unless otherwise extended or earlier terminated by Amegy due to a further default under the Loan Agreement. In connection with the Fifth Forbearance, the maturity date of the Loan Agreement and related note was extended until December 31, 2011. On February 28, 2012 we entered into definite agreements with Amegy to convert, exchange and retire our obligations to Amegy for Series A Preferred Stock. We closed such transaction on April 13, 2012.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(c)	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Calculation Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith.

*	XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	May 15, 2012
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	May 15, 2012
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

101.INS*	XBRL Instance Document.	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL*	XBRL Calculation Linkbase Document.	Filed herewith.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.	Filed herewith.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith.
*	XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

