Form 10-Q
period 2012-06-30
INFINITY ENERGY RESOURCES, INC
filed 2012-09-27
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 24, 2012
Preferred Stock, $0.0001 par value	145,016
Common Stock, $0.0001 par value	20,668,575

2

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$133	$217
Accounts receivable	2,992	2,992
Prepaid expenses	-	7,500
Deferred income tax	-	700,000
Total current assets	3,125	710,709

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down
Unproved	4,231,454	3,844,080

Total assets	$4,234,579	$4,554,789

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	June 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Revolving credit facility to bank	$-	$11,407,252
Note payable to vendor	278,022	278,022
Current portion, subordinated note payable to related party, net of discount of $0 at June 30, 2012 and $83,088 at December 31, 2011	-	1,186,353
Accrued interest on subordinated note	-	232,112
Accounts payable	3,493,482	3,280,339
Accrued liabilities	5,162,600	4,904,077
Accrued interest and fees – bank and other	313,965	8,156,254
Current portion of asset retirement obligations	432,027	432,027
Total current liabilities	9,680,096	29,876,436

Long-term liabilities
Asset retirement obligations, less current portion	913,873	855,292
Derivative liabilities	-	600,763
Total long-term liabilities	913,873	1,456,055

Total liabilities	10,593,969	31,332,491

Redeemable, convertible preferred stock, par value $.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series A, 130,000 shares issued and outstanding at June 30, 2012, none at December 31, 2011, liquidation preference $13,000,000 plus undeclared dividends of $169,000	10,260,957	-
Series B (related party), 15,016 shares issued and outstanding at June 30, 2012, none at December 31, 2011, liquidation preference $1,501,600 plus undeclared dividends of $19,521	1,168,112	-

Commitments and contingencies (Note 6)

Stockholders’ deficit
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 20,668,575 shares at June 30, 2012 and 18,668,575 shares at December 31, 2011	2,066	1,866
Additional paid-in capital	90,076,846	80,322,722
Accumulated deficit	(107,867,371)	(107,102,290)
Total stockholders’ deficit	(17,788,459)	(26,777,702)

Total liabilities and stockholders’ deficit	$4,234,579	$4,554,789

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Operating expenses
General and administrative expenses	$246,878	$172,588	$441,191	$521,162
Accretion expense	29,616	26,719	58,581	52,850
Total operating expenses	276,494	199,307	499,772	574,012

Operating loss	(276,494)	(199,307)	(499,772)	(574,012)

Other income (expense)
Interest expense, net of capitalization	(27,854)	(808,967)	(383,994)	(1,514,623)
Change in derivative fair value	-	760,048	118,685	37,833
Other	-	182	-	182
Total other income (expense)	(27,854)	(48,737)	(265,309)	(1,476,608)

Net (loss)	(304,348)	(248,044)	(765,081)	(2,050,620)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	(188,521)	-	(188,521)	-

Accretion of Series A and B redeemable, convertible preferred stock	(390,713)	-	(390,713)	-

Loss applicable to common shareholders	$(883,582)	$(248,044)	$(1,344,315)	$(2,050,620)

Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.07)	$(.11)

Weighted average shares outstanding-basic and diluted	20,382,861	18,668,575	19,530,453	18,668,575

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2012 (Unaudited) and

Year Ended December 31, 2011

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	18,668,575	$1,866	$80,107,816	$(103,572,691)	$(23,463,009)

Issuance of stock options	-	-	214,906	-	214,906

Net loss	-	-	-	(3,529,599)	(3,529,599)

Balance, December 31, 2011	18,668,575	1,866	80,322,722	(107,102,290)	(26,777,702)

Issuance of common stock	2,000,000	200	2,979,800	-	2,980,000

Accretion of Series A and B redeemable, convertible preferred stock	-	-	(390,713)	-	(390,713)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(188,521)	-	(188,521)

Excess of debt forgiven by creditors over fair value of common and redeemable, convertible preferred Series A and B stock issued in exchange (Note 3) net of tax of $700,000	-	-	7,353,558	-	7,353,558

Net loss	-	-	-	(765,081)	(765,081)

Balance, June 30, 2012	20,668,575	$2,066	$90,076,846	$(107,867,371)	$(17,788,459)

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(765,081)	$(2,050,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization of debt discount, net of capitalized amounts of $62,316 in 2012 and $91,265 in 2011	20,772	259,976
Accretion of asset retirement obligations	58,581	52,850
Stock-based compensation	-	152,353
Change in fair value of derivative liability	(118,685)	(37,833)
Loan commitment fees paid with debt proceeds	-	(8,850)
Change in operating assets and liabilities
(Increase) decrease in prepaid expenses and other	7,500	(10,667)
Increase in accounts payable and accrued liabilities	809,517	1,413,477
Application of debt proceeds to reduce accrued liability	-	(56,086)
Net cash provided by (used in) operating activities	12,604	(285,400)

Cash flows from investing activities
Investment in oil and gas properties	(284,758)	(328,056)
Net cash used in investing activities	(284,758)	(328,056)

Cash flows from financing activities
Proceeds from debt and subordinated note payable	272,070	1,012,401
Repayment of notes	-	(232,462)
Checks written in excess of cash	-	(166,419)
Net cash provided by financing activities	272,070	613,520

Net increase (decrease) in cash and cash equivalents	(84)	64

Cash and cash equivalents
Beginning	217	-
Ending	$133	$64

Supplemental noncash disclosures
Noncash capitalized overhead and interest	$102,616	$146,865

Noncash transaction: debt, subordinated note payable and related accrued interest and other fees satisfied by issuance of Common and Series A and B Preferred shares	$21,883,393	$-

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

On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity is conducting an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data that was acquired for the Nicaraguan Concessions. Infinity is seeking offers from other industry operators and other third parties for interests in the acreage in exchange for cash and a carried interest in exploration and development operations. The funds raised through the subordinated note transaction described below and Forbearance advances from Amegy Bank, N.A. (“Amegy”) were used to fund these expenditures (see Notes 2 and 3). These funds will not be sufficient to cover our expected operating exploration costs.

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

On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Under these documents, we agreed to issue to Amegy 130,000 shares of Series A Preferred and 2,000,000 shares of common stock as payment in full of all debt and related obligations owed Amegy; the Company and Amegy also agreed to cancel a warrant held by Amegy exercisable to purchase 968,000 shares of the Company’s common stock that had been issued in February 2011. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. The transactions with Amegy and Off-Shore closed on April 13, 2012 and are described more fully in Note 3.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Although the cash outflow necessary to pay Amegy has been eliminated under terms of the Stock Purchase Agreement, the Company is still in need of additional cash infusion to meet its obligations under the Nicaraguan Concessions, and is searching for sources of additional equity financing. There is no assurance that the equity funds will be received.

The Company has classified the entire balance outstanding under the Revolving Credit Facility at December 31, 2011 as a current liability in the accompanying Consolidated Balance Sheets.

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

Management Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the consolidated financial statements include the initial fair value of redeemable convertible preferred shares, the estimated carrying value of unproved properties, the estimated cost and timing related to asset retirement obligations, the estimated fair value of derivative liabilities and stock based awards, and the realization of deferred tax assets.

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and seismic costs) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. In the quarters ended June 30, 2012 and 2011, the Company capitalized direct costs, overhead costs and interest as follows:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Direct costs	$284,758	$328,057	$62,907	$124,577
Overhead costs	25,000	25,000	12,500	12,500
Total non-interest costs	309,758	353,057	75,407	137,077
Interest costs	77,616	121,865	-	63,030
	$387,374	$474,922	$75,407	$200,107

Costs associated with production and general corporate activities are expensed in the period incurred.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Depletion of proved oil and gas properties is computed on the units-of-production method, with oil and gas being converted to a common unit of measure based on relative energy content, whereby capitalized costs, as adjusted for estimated future development costs and estimated asset retirement costs, are amortized over the total estimated proved reserve quantities. Investments in unproved properties, including capitalized interest and internal costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate. All unproved property costs as of June 30, 2012 and December 31, 2011 relate to the Company’s Nicaraguan Concessions that were entered into in March 2009. In assessing the unproved property costs for impairment, the Company takes into consideration the terms of the government concessions, the status of the ongoing environmental study, evaluation of the seismic data and plans to seek industry participation in the future exploration and development.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of-month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of June 30, 2012 and 2011, the Company did not have any proved oil and gas properties, and all unproved property costs relate to the Company’s Nicaraguan Concessions.

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

Concentrations

The Company’s significant asset is the Nicaraguan Concessions and it expects to be active in Nicaragua for the foreseeable future, given sufficient capital. The political climate in Nicaragua could become unstable and subject to radical change over a short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Nicaraguan Concessions, it may be forced to abandon or suspend its efforts.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of June 30, 2012 and December 31, 2011 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company but no longer outstanding at June 30, 2012 (see Note 5), those warrants were required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings. Such derivatives were outstanding at December 31, 2011 and were cancelled effective April 13, 2012 as part of the transaction in which the Company’s debt, subordinated note payable and related accrued interest and other fees, in addition to its derivative liability associated with the warrants, were satisfied by the issuance of common and Series A and B redeemable, convertible preferred stock (Note 4).

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. We routinely assess the realizability of our deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. We consider future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require us to adjust our deferred income tax asset valuation allowance in a future period. We are potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. We recognize certain income tax positions that meet a more-likely-than not recognition threshold. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize an income tax benefit. The Company recognized a deferred tax asset, net of valuation allowance, of $0 at June 30, 2012 and $700,000 at December 31, 2011 related to the anticipated use of net operating losses to offset taxable income triggered by the transaction with Amegy and Off-Shore that closed in April 2012 (see Note 4). As recorded, the Company did not realize any gain in association with the transaction, and the deferred tax asset set up at December 31, 2011 was recorded as a reduction in additional paid-in capital.

Cash and cash equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of June 30, 2012 and December 31, 2011, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410 (formerly SFAS No. 143, Accounting for Asset Retirement Obligations.) ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Although the Company has recognized full impairment of the value of all remaining domestic oil and gas properties in prior periods, and has sold all of its Texas oil and gas properties in 2011, the Company may retain title to certain abandoned non-producing domestic leasehold properties. Management believes the Company may retain some asset retirement obligation related to properties sold and properties retained, although it believes a significant portion of such obligation may be relieved upon the sale of its ownership of Infinity-Texas in July 2012 (see Note 8). As such, it has continued to maintain the asset retirement obligation as a liability in its financial statements and, in accordance with ASC 410, to accrete such obligation regularly. The following table summarizes the activity for the Company’s asset retirement obligations for the period ended June 30, 2012:

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Asset retirement obligations at beginning of period	$1,287,319
Accretion expense, six months ended June 30, 2012	58,581
Asset retirement obligations at end of period	1,345,900
Less: current portion of asset retirement obligations	(432,027)
Asset retirement obligations, less current portion	$913,873

Capitalized Interest and Debt Discount Amortization

The Company capitalizes interest costs and debt discount amortization to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Such costs are capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs and debt discount amortization capitalized for the quarters ended June 30, 2012 and 2011 were $0 and $63,030, respectively, and for the six months ended June 30, 2012 and 2011 were $77,616 and $121,865, respectively.

Fair Value of Financial Instruments

As defined in ASC 820, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based upon observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable and are valued using models or other valuation methodologies (level 2 measurement), and the lowest priority to unobservable inputs (level 3 measurement). There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the quarter ended June 30, 2012 or year ended December 31, 2011.

The carrying values of the Company’s accounts receivable, accounts payable and accrued liabilities represent the estimated fair value due to the short-term nature of the accounts.

The carrying value of the Company’s debt under its Revolving Credit Facility represented its estimated fair value due to its short-term nature, its adjustable rate of interest, associated fees and expenses and initially recorded discount.

The estimated fair value of the Company’s non-current derivative liabilities, all of which related to warrants, was estimated using a “Black-Scholes” model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, and non-performance risk factors, among other items (ASC 820, Fair Value Measurements ("ASC 820") fair value hierarchy Level 2).

The estimated fair value of the Company’s Series A and B redeemable convertible preferred stock was determined based upon estimates of the expected occurrence and timing of certain future events, such as the date such shares might be redeemed or converted (assumed to be December 31, 2013); an estimate of discount rates to be utilized in determining net present value of the preferred stock, based upon rates observed in similar or analogous, but not identical, market transactions, upon past Company-specific effective borrowing rates, and the assessment of each instrument’s specific rights and obligations. (ASC 820, Fair Value Measurements ("ASC 820") fair value hierarchy Level 3).

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Net Income (Loss) Per Common Share

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

For the six month and three month periods ended June 30, 2012 and 2011, all options, warrants, and the shares issuable upon conversion of the redeemable convertible preferred stock outstanding were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

During the six months and the quarter ending June 30, 2012 the Company had outstanding an additional 2,000,000 shares of common stock for the period April 13 through June 30, 2012. Weighted average common shares outstanding for both the quarter and six months ended June 30, 2012 reflect the effects of the shares outstanding for this period. The calculation of loss per common share for the quarter and six months ended June 30, 2012 reflects these amounts which are attributable to the preferred shareholders as increases in the net loss for those periods allocable to common shareholders.

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

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments. ASU 2011-11 was issued in order to facilitate comparison between GAAP and IFRS financial statements by requiring enhanced disclosures, but does not change existing GAAP that permits balance sheet offsetting. This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on the Company’s financial position or results of operations.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 — Debt

Debt consists of the following at December 31, 2011 (no debt was outstanding at June 30, 2012):

December 31, 2011

Revolving credit facility to bank, current	$11,407,252

Subordinated note payable, related party, net of discount	$1,186,353
Less current portion	(1,186,353)
Long-term portion, subordinated note payable	$-

Revolving Credit Facility

On January 10, 2007, the Company entered into a reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy. Under the related loan agreement (the “Loan Agreement”) between Infinity, Infinity-Texas and Infinity-Wyoming (each wholly-owned subsidiaries of the Company and together, the “Guarantors”) and Amegy, Infinity could borrow, repay and re-borrow on a revolving basis up to the aggregate sums permitted under the then current borrowing base. Amounts borrowed under the Revolving Credit Facility are collateralized by substantially all of the assets of Infinity and its subsidiaries and are guaranteed by Infinity’s subsidiaries. The Revolving Credit Facility contains certain standard continuing covenants and agreements and requires the Company to maintain certain financial ratios and thresholds. Per the terms of the loan agreement, amounts borrowed bear interest at 5.5%, or at 11.0% if the loan is in default. The Company accrued interest at 11.0% on the balance of the loan during the three months ended March 31, 2012 and 2011 and during the six months ended June 30, 2011. No interest was accrued on the loan balance after March 31, 2012 and the loans were satisfied with the distribution of common and redeemable convertible preferred stock effective April 13, 2012.

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

On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. The transactions contemplated under these agreements became effective April 13, 2012. These transactions are more fully discussed in Note 3.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

In 2011, Infinity had granted Amegy a warrant to purchase 931,561 shares of the Company’s common stock (the “Amegy Warrant”) at an exercise price of $5.01 per share during a ten-year period following the issuance of the warrant (Note 5). The Amegy Warrant was cancelled as part of the agreement the Company and Amegy entered into on February 28, 2012 and which became effective April 13, 2012 (see Note 3). The Company recorded a debt discount equal to the estimated fair value of the Amegy Warrant on the date of issuance in the amount of $535,626, and expensed $311,985 in forbearance fees associated with the Fifth Forbearance Agreement (see below) during the three months ended June 30, 2011 ($619,274 during the six months ended June 30, 2011), which amounts are included in the accompanying consolidated statements of operations as interest expense for those periods. Because the Fifth Forbearance Agreement ceased its effectiveness after December 31, 2011, and the Company and Amegy were in the process of negotiating and signing an agreement to exchange equity securities in full payment of the Company’s obligations to Amegy, no further forbearance fees were accrued after that date. Interest expense recognized during the quarter and the six months ended June 30, 2011 related to the accretion of the debt discount was $153,036 and $229,554, respectively (none during the quarter and six months ended June 30, 2012).

The Company’s intention has been to market and sell all remaining assets of Infinity-Wyoming and Infinity-Texas and to apply the net sales proceeds, if any, to payment of the revolving note, and in December 2011 the Company sold its Texas assets; no proceeds have yet been received.

The following information relates to the Fifth Forbearance Agreement, which was in effect as of December 31, 2011, but which was cancelled effective with the closing of the agreement between the Company and Amegy effective on April 13, 2012:

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

Infinity has accrued interest, forbearance and additional fees due in connection with the Forbearance Agreements of $0 and $7,896,442 as of June 30, 2012 and December 31, 2011, respectively.

Subordinated Note Payable to Related Party

Effective March 5, 2009, the Company entered into two contracts relating to its Nicaraguan Concessions, as awarded by the Republic of Nicaragua in 2003. In addition, the Company entered into a subordinated loan with Off-Shore Finance, LLC, a Nevada limited liability company (“Off-Shore”), and a related party (see Note 7) in an aggregate amount of $1,275,000, which was released as the Company needed funds for the Nicaraguan Concessions. Amegy allowed the subordinated loans to be secured by the assets of the Company, subject to Amegy’s security interest. The note bore interest at 6% and would have been due March 23, 2012. This note has been retired under the agreement between the Company and Off-Shore dated February 28, 2012, under which Off-Shore accepted 15,016 shares of the Company’s Class B Preferred Stock in full payment of the note and its related accrued interest at such date (see also Note 4).

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Further, Amegy allowed the Company to grant a one percent revenue sharing interest with respect to the Nicaraguan Concessions to Off-Shore to obtain the subordinated loan.

In connection with the issuance of the Subordinated Note Payable discussed above, the Company recorded a debt discount, through a reduction to unproved properties, of $637,620, which was amortized over the maturity of the Note utilizing the effective interest method and was fully amortized as of the date the debt was effectively satisfied (April 13, 2012) by issuance of Series B preferred shares. During the period amortization of the discount was occurring, the Company capitalized a portion of the amortization of debt discount to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. By policy, amortization of debt discount was capitalized only for the period that activities are in progress to bring these projects to their intended use. Total subordinated note payable debt discount amortized during the quarters ended June 30, 2012 and 2011 were $0 and $63,640, respectively, of which $0 and $47,730, respectively, were capitalized to oil and gas properties. Such amortization for the six months ended June 30, 2012 and 2011 was $83,088 and $121,867, respectively, of which $62,316 and $91,265, respectively, were capitalized.

Interest Bearing Liabilities to Vendors

At June 30, 2012 and December 31, 2011, the Company had a note payable to a vendor of $278,022 bearing interest at 18% and had also agreed to pay interest at 8% on certain accrued liabilities aggregating $410,500. The total amount of interest expense accrued relating to these liabilities for the quarters ending June 30, 2012 and 2011 was $27,496 and $24,565, respectively, and for the six months ended June 30, 2012 and 2011 was $54,153 and $48,519, respectively. The interest accrued on these liabilities is included in accrued interest and fees - bank and other.

Note 3 — Cancellation of Debt and Related Obligations and Issuance of Securities in Exchange for Debt

On February 28, 2012, the Company signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations owed them. In accordance with these agreements, on April 13, 2012, the Company issued Amegy 2,000,000 shares of common stock and 130,000 shares of Series A redeemable convertible preferred stock, and issued Off-Shore 15,016 shares of Series B redeemable convertible preferred stock. Amegy also agreed to cancel the Amegy Warrant (that had originally been issued in February 2011), exercisable to purchase 931,561 shares of common stock. In aggregate, the Company cancelled debt, accrued interest and fees and the derivative liability that had been recorded relative to the Amegy Warrant in the aggregate amount of $21,883,393.

The Series A and Series B redeemable convertible preferred stock have a 6% annual dividend and are convertible into common stock at a price of $6.50 per share. Both series of preferred stock automatically convert into common stock if the average of the closing prices of the common stock for 30 consecutive trading days equals at least $7.50 per share. The Company has the right to redeem both series of preferred stock at any point for an amount equal to their issue price of $100 per share plus all accrued and unpaid dividends; however the Series A preferred stock has a higher liquidation preference and must be redeemed prior to any redemption of Series B preferred stock. Commencing January 1, 2013, the Series A preferred stock will vote with the common stock on all matters presented to the holders of the common stock. Beginning January 1, 2014, the Series A preferred shareholders will have a majority vote on all such matters and the right to elect a majority of the Board of Directors, if the Series A preferred stock has not been redeemed or converted into common stock. Series B preferred stock has no voting privileges. Neither series of preferred stock is transferrable for 180 days after issuance.

The common stock issued to Amegy has been recorded at a value equal to the closing price of the shares of the Company’s common stock on April 13, 2012, the date the agreement was effective, a total of $2,980,000. Taking into consideration the rights and preferences accruing to the preferred stock issued, as summarized above, the Company has classified both Series A and B preferred stock as mezzanine securities on the accompanying consolidated balance sheet at June 30, 2012 and accordingly has recorded such stock at their estimated fair value. That estimated fair value was $9,743,210 for Series A preferred and $1,106,625 for Series B preferred at the date of issuance, April 13, 2012. During the period April 13 through June 30, 2012, the recorded fair value of Series A and B preferred shares accreted (increased in calculated present value) by $348,747 and $41,966, respectively, to $10,091,957 and $1,148,591, respectively, at the latter date. Both Series A and B preferred are being accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. Accrued dividends payable on the preferred shares in the amount of $188,521 have been recorded as of June 30, 2012. In addition, a $700,000 deferred tax benefit recorded at December 31, 2011 in anticipation that the Company would recognize a gain from the above transaction during 2012 has been applied in this transaction.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The aggregate amount of debt, warrant derivative and other related liabilities cancelled in the transaction exceeded the recorded amounts for common stock and Series A and B preferred stock, and the deferred tax benefit application, in the amount of $7,353,558. Management believes that, because of the extent and exclusivity of the financing provided by Amegy and Off-Shore to the Company since 2009, the continued willingness of Amegy to forbear from existing remedies allowed it under its 2007 agreement, while continuing to provide the Company advances necessary to satisfy funding requirements of the Nicaraguan Concessions, in addition to voting privileges accorded the Series A preferred stockholders commencing in 2013, the appropriate accounting for this excess is to regard it as an addition to additional paid-in capital.

Following tabular presentation summarizes the transaction as recorded by the Company as of April 13, 2012:

Debt and related liabilities at April 13, 2012:
Note and line of credit borrowing, Amegy Bank	$11,679,322
Subordinated note payable, Off-Shore	1,269,441
Accrued interest and other fees due Amegy	8,201,314
Accrued interest due Off-Shore	251,238
Derivative liability related to Amegy warrant	482,078	$21,883,393

Equities issued in exchange for above, at estimated fair value on April 13, 2012:
Common stock	2,980,000
Redeemable, convertible preferred stock, Series A	9,743,210
Redeemable, convertible preferred stock, Series B	1,106,625	13,829,835
		8,053,558
Deferred income tax asset applied in recording transaction		700,000

Excess of debt forgiven by creditors over fair value of common and Series A and B redeemable, convertible preferred stock issued in exchange, recorded as an addition to additional paid-in capital		$7,353,558

Note 4 — Stock Options

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

During the six months ended June 30, 2012, no stock options were granted or forfeited. During the six months ended June 30, 2011 (in February 2011), the Company granted options to purchases 550,000 shares of common stock at $5.25/share, expiring ten years after issuance.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes stock option activity as of and for the periods ended June 30, 2012 and December 31, 2011:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2011	903,500	$2.92	5.8 years	$-
Granted in February 2011	550,000	$5.25
Granted in August 2011	600,000	$7.50
Outstanding and exercisable at December 31, 2011	2,053,500	$4.88	7.3 years	$-
Granted in 2012	-
Outstanding and exercisable at June 30, 2012	2,053,500	$4.88	6.8 years	$-

The Company recognized expense in connection with options granted of $0 and $152,353 during the six months ended June 30, 2012 and 2011, respectively, and no such expense was recognized in either of the quarters ended June 30, 2012 or 2011. The weighted average grant date fair value of the February 2011 options granted was $0.28. There was no unrecognized compensation cost as of June 30, 2012 or December 31, 2011 related to unvested stock and stock options, as all options granted vested immediately and are currently exercisable.

Note 5 — Derivative Instruments and Warrants

Commodity Derivatives

As of June 30, 2012 and December 31, 2011, the Company had no oil and natural gas derivative arrangements outstanding.

Derivatives – Amegy Fifth Forbearance Warrant

On February 16, 2011, in connection with the signing of the Fifth Forbearance Agreement (see Note 2) the Company granted Amegy the Amegy Warrant exercisable to purchase 931,561 shares of the Company’s common stock at an exercise price of $5.01 per share during a ten-year period following the issuance of the Warrant. The Amegy Warrant was cancelled under the agreements between the Company and Amegy dated February 28, 2012 (effective April 13, 2012). See Note 3.

The Amegy Warrant was subject to a registration rights agreement under which the Company has 120 days after the notification by Amegy to have such underlying shares registered. The Amegy Warrant was cancelled under the agreements between the Company and Amegy dated February 28, 2012 (effective April 13, 2012). See Notes 2 and 3.

In addition, the Amegy Warrant contained provisions upon which Amegy had the right, upon certain conditions, to put the Warrant to the Company at fair value. It also contained a provision under which the $5.01 per share exercise price is to be re-priced upon the issuance by the Company of equity instruments at a price less than $5.01. Further, the Company was required, during the period the Warrant could be exercised, to have authorized and reserved 110% of the number of shares of common stock required for the exercise of the shares to be issued under the Amegy Warrant. As a result of Amegy’s conditional ability to put the Warrant back to the Company, it has classified the estimated fair of the Amegy Warrant (derivative liability) as a noncurrent liability in the accompanying consolidated balance sheet as of December 31, 2011. Prospective changes in the fair value of the Amegy Warrant were recorded in the consolidated statement of operations until it was cancelled. During the six months ended June 30, 2012 the Company recorded an income item of $118,685 representing the net decrease in fair value of the Amegy Warrant for the period, but no amount was recorded as income or expense during the quarter ended that same date. For the six months ended June 30, 2011 the Company recorded income of $37,833 representing the net decrease in fair value of the Amegy Warrant for the period from its issuance to June 30, 2011, and during the quarter then ended, the Company recorded $760,048 representing the decrease in fair value of the Amegy Warrant for the period April 1, 2011 through June 30, 2011.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 — Commitments and Contingencies

The Company has no insurance coverage on its U.S domestic oil and gas properties. The Company is not in compliance with Federal and State laws regarding the U.S. domestic oil and gas properties. The Company’s known compliance issues relate to the Texas Railroad Commission regarding administrative filings and renewal permits. The ultimate resolution of these compliance issues could have a significant adverse impact on the Company’s financial statements.

Nicaraguan Concessions

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

As of December 31, 2011 and September 14, 2012, the Company is in Sub-Period 1 for both Perlas and Tyra. The Company has provided Environmental Impact Studies to the Nicaraguan Ministry of Energy effective April 2011 and is awaiting approval of these studies before proceeding to Sub-Period 2. In accordance with the concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expiring March 2013) and $408,450 for Tyra (expiring September 2012). The Company has also made all required expenditures related to the concessions for training programs and as “area fees,” for 2011, 2010 and, in early 2012, for that year. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements.

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period1	2	- Environmental Impact Study - Acquisition & interpretation of 333km of new 2D seismic - Acquisition, processing & interpretation of 667km of new 2D seismic (or equivalent in 3D)	26km2	$443,100
Sub-Period 2 Optional	1	- Acquisition, processing & interpretation of 200km2 of 3D seismic	53km2	$1,356,227
Sub-Period 3 Optional	1	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	80km2	$10,220,168
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,397,335

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Minimum Work Program - Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period1	1.5	- Environmental Impact Study - Acquisition & interpretation of 667km of existing 2D seismic - Acquisition of 667km of new 2D seismic (or equivalent in 3D)	26km2	$408,450
Sub-Period 2 Optional	0.5	- Processing & interpretation of the 667km 2D seismic (or equivalent in 3D) acquired in the previous sub-period	40km2	$278,450
Sub-Period 3 Optional	2	- Acquisition, processing & interpretation of 250km2 of new 3D seismic	160km2	$1,818,667
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,418,667

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block
Area Fee	Yr 1-3 Yr 4-7 Yr 8 fwd	$0.05/hectare $0.10/hectare $0.15/hectare
Royalties	Recovery Factor 0 – 1.5 1.5 – 3.0 >3.0	Percentage 5% 10% 15%
Natural Gas Royalties	Market value at production	5%
Corporate Tax	Rate no higher than 30%
Social Contribution	3% of the net profit (1.5% for each autonomous region)
Investment Protection	ICSID arbitration OPIC insurance

The minimum cash commitment budgeted for the Nicaraguan Concessions for 2012 is approximately $1,590,300, of which approximately $298,967 has been incurred and paid through September 24, 2012. See Note 1 for discussion of Going Concern.

Delivery Commitments

In June 2005, the Company entered into a long-term gas gathering contract for natural gas production from the Company’s properties in Erath County, Texas, under which the Company was to pay a gathering fee of $0.35 per Mcf gathered. The contract contains minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. The aggregate amount owing related to the shortfalls, $2,845,458 (which had been entirely accrued prior to 2011), was included within current liabilities in the accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011.

Revenue Sharing Commitments

On March 23, 2009, the Company entered into a Securities Purchase Agreement, dated effective as of March 23, 2009, with Off-Shore, an accredited investor, to issue a subordinated secured promissory note in the aggregate principal amount of up to $1,275,000 and a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. As of December 31, 2009, Off-Shore had funded $1,275,000 (the “Funding Amount”).

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity is not in compliance with existing federal, state and local laws, rules and regulations for its domestic properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. For the year ended December 31, 2008 the remaining values of Infinity-Texas and Infinity-Wyoming were written down to zero as the Company focused solely on the development of the Nicaraguan Concessions. Management believes the estimate of the Company’s asset retirement obligations consisting of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties is sufficient to cover any noncompliance liabilities. The Company no longer carries insurance on the domestic properties.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Contingent Fees

In addition to the Revenue Sharing Agreement with Thompson Knight to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout, the Company agreed to compensate Thompson Knight a success fee of 5% of the upfront cash fee paid to Infinity by a third party earning an interest in the Nicaragua asset up to $20 million and 10% of any amount exceeding the $20 million. A 2% success fee would be paid to Thompson Knight of the remaining cash investment in subsequent years. At such time the Company enters into an agreement with a partner on the Nicaragua Concession and the Company receives and collects up to $20,000,000 in upfront fees, Messrs. Ross and Hutchins shall receive a bonus of 5% of the first $20,000,000 and 10% of any amount over $20,000,000, which amount is to be divided 50% to each officer. As of June 30, 2012 and December 31, 2011, no amounts had been accrued under these contingent fee arrangements.

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

The Company has included the impacts of the foregoing litigation as liabilities in its accounts payable and accrued liabilities because it does not dispute the amounts owed. In 2009 the Company recorded the amounts claimed in the foregoing lawsuits, which are $445,521 in the Exterran Energy Solutions action and $929,208 in the LDH Gas Development action. In 2010 it recorded $1,916,250 in the LDH Gas Development action. The aggregate amount owing LDH related to the shortfalls, $2,845,458 was included within current liabilities in the accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011. The Company will seek to settle the lawsuits when it has the financial resources to do so. Both suits are in the discovery stage.

Note 7 — Related Party Transactions

The corporate office was located in Denver, Colorado until November 2008 when the Denver office was closed. The corporate office moved to the business office of the CFO of the Company. The Company currently does not have any employees and the staff of the CFO provides the office services. These services are billed at the CFO firm’s standard billing rate plus out-of-pocket expenses. For the quarters ended June 30, 2012 and 2011, the Company was billed $56,868 and $54,897, respectively, and for the six months ended June 30, 2012 and 2011, the Company was billed $143,583 and $111,235, respectively. The amount due to the CFO’s firm for services provided was $648,468 at June 30, 2012 and $514,885 at December 31, 2011.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The Company entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds for the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Off-Shore (see Note 3). The managing partner of Off-Shore and the CFO are business partners in the firm which the Company uses for its corporate office. The Series B preferred stock continues to be held by Off-Shore.

While the relationship with Amegy Bank was ongoing and debt was outstanding (through April 13, 2012), the Company’s CEO personally guaranteed up to $500,000 of the Forbearance advances. His guarantee obligation was never called upon and he was not compensated by the Company for such guarantee.

As of June 30, 2012 and December 31, 2011, the Company had accrued compensation to its officers and directors of $862,708 and $744,708, respectively.

Note 8 — Subsequent Events

Sale of Stock of Infinity Oil and Gas of Texas

Effective July 31, 2012, the Company sold its 100% interest in its consolidated subsidiary, Infinity Oil and Gas of Texas (IOG-Texas). The Company will record this transaction in the third quarter of 2012.

Funds Advanced by Third Party

On August 28, 2012, the Company borrowed $250,000 from an unrelated third party entity. The Company issued a short-term note to such party. The note bears an annual interest rate of 8%, and matures February 28, 2013. The Company also issued the creditor a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, and expiring in August 2017. The warrant contains a penalty provision to the effect that, should the note not be paid at maturity date, the exercise price per share will be reduced to $0.10 and the number of shares that may be purchased under the warrant shall increase to 1,200,000. The transaction recording this borrowing and warrant provision will be recorded in the third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Quarterly Report on Form 10-Q. Infinity follows the full-cost method of accounting for oil and gas properties. See “Summary of Significant Accounting Policies,” included in Note 1 to the Consolidated Financial Statements for the Six Months Ended June 30, 2012 and the Year Ended December 31, 2011.

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q for the six months ended June 30, 2012, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have been unable to satisfy most of our current liabilities; (iii) we require working capital for our operations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xiv) the oil and gas industry is highly competitive; (xv) exploratory drilling is an uncertain process with many risks; (xvi) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xvii) our common stock is traded on the Over the Counter QB Tier Market (OTCQB); (xviii) we depend on key personnel; (xix) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xx) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxi) our issuance of common and Series A redeemable convertible preferred stock to Amegy and Series B redeemable convertible preferred stock to Off-Shore diluted the ownership interests of our existing stockholders and the possible issuance of additional common stock subject to options and warrants that may dilute the interest of stockholders; (xxii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xxiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvi) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; and (xxvii) indemnification of our officers and directors.

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

Our ability to complete these activities is dependent on a number of factors, including, but not limited to:

●	The availability of the capital resources required to fund the activity;
●	The availability of third party contractors for completion services; and
●	The approval by regulatory agencies of applications for permits to conduct exploration activities in a timely manner.

Results of operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Infinity incurred a net loss applicable to common shareholders of $1,252,911, or $0.06 per diluted share, for the six months ended June 30, 2012 compared to a net loss of $2,050,620, or $0.11 per diluted share, for the six months ended June 30, 2011. In 2012, the Company's Series A and Series B redeemable convertible preferred stock was outstanding from April 13 until June 30. The 6% cumulative dividend accrued relative to the period, as well as the accretion in the value ascribed to the preferred shares between those dates (which represent value attributable to holders of the preferred rather than common shares) increase the Company's net loss of $765,081 to arrive at net loss applicable to common shareholders in the determination of basic and diluted net loss per share.

Revenue

The Company had no revenues in either the six months ending June 30, 2012 or 2011. The Company focused solely on the exploration, development and financing of the Nicaraguan Concessions.

General and Administrative Expenses

General and administrative expenses in the six months ended June 30, 2012 were $79,971 less than for the six months ended June 30, 2011. This decrease was attributable to the decrease in officer compensation expense of $138,504 due to the cost of stock options granted in 2011, with no such options granted in 2012, offset by increases in legal and professional expenses in the 2012 period over 2011 of approximately $74,000.

Other income (expense)

Interest expense net of amounts capitalized to oil and gas properties decreased from $1,514,623 for the six months ended June 30, 2011 to $383,994 for the six months ended June 30, 2012. This significant decrease was entirely attributable to the fact that all debt due Amegy and Off-Shore outstanding for the entire period in 2011 was satisfied effective April 13, 2012 by the issuance of common and Series A and B redeemable convertible preferred stock (see Note 3). Also, the 2011 period reflected the accrual of forbearance fees due Amegy for the entire period and the accrual of such fees ceased effective December 31, 2011. No forbearance fees were reflected within the comparative 2012 period.

The fair value of the Company’s derivative liability, related to the Amegy Warrant (cancelled effective April 13, 2012 -- see Note 3), decreased in the six months ended June 30, 2012, resulting in an other income item in the amount of $118,685. During the same period in 2011 the fair value of the derivative liability decreased by a lesser amount, $37,833. The derivative value, which is required to be presented in accordance with generally accepted accounting principles, primarily reflects the liability associated with remaining life of the Amegy Warrant with changes in fair value being principally impacted by the volatility of the Company’s stock price.

Income Tax

Infinity reflected no net tax benefit or expense in the six month periods ended June 30 in either 2012 or 2011. The net operating losses generated in those periods increased Infinity’s gross deferred tax asset related to future ability to utilize net operating losses to reduce future income tax outlays. For the most part, due to uncertainty as to the ultimate ability of the Company to utilize its net deferred tax asset, the Company has recognized no net deferred tax benefit, and has, as a result, offset its gross deferred tax benefit with a 100% valuation allowance. A deferred tax benefit (asset) had been created at December 31, 2011 in anticipation of the recognition of a taxable gain from the exchange of common and preferred shares for all outstanding Amegy and Off-Shore debt and accrued related interest and other fees, as well as the Amegy warrant (Note 3). The Company determined in the six months ended June 30, 2012, when the exchange occurred, that no gain recognition would be appropriate, and the deferred tax asset was applied against additional paid-in capital recognized as the result of the exchange.

Results of operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Infinity incurred a net loss applicable to common shareholders of $792,178, or $0.04 per diluted share, for the three months ended June 30, 2012 compared to a net loss of $248,044, or $0.01 per diluted share, for the three months ended June 30, 2011. In 2012, the Company's Series A and Series B redeemable convertible preferred stock was outstanding from April 13 until June 30. The 6% cumulative dividend accrued relative to the period, as well as the accretion in the value ascribed to the preferred shares between those dates (which represent value attributable to holders of the preferred rather than common shares) increased the Company's actual net loss of $304,438 to arrive at net loss applicable to common shareholders in the determination of basic and diluted net loss per share.

Revenue

The Company had no revenues in either the three months ending June 30, 2012 or 2011. The Company focused solely on the exploration, development and financing of the Nicaraguan Concessions.

General and Administrative Expenses

General and administrative expenses in the three months ended June 30, 2012 were $74,290 more than for the three months ended June 30, 2011. This increase was almost entirely attributable to increases in legal and professional expenses in the 2012 period over 2011 of nearly $74,000.

Other income (expense)

Interest expense net of amounts capitalized to oil and gas properties decreased from $808,967 for the three months ended June 30, 2011 to $27,854 for the three months ended June 30, 2012. This significant decrease is entirely attributable to the fact that all debt due Amegy and Off-Shore outstanding for the entire period in 2011 was satisfied effective April 13, 2012 by the issuance of common stock and Series A and Series B redeemable convertible preferred stock (see Note 3). The interest expensed in the three months ended June 30, 2012 related to a note and open account due certain vendors.

The fair value of the Company’s derivative liability, related to the Amegy Warrant (cancelled effective April 13, 2012 -- see Note 3), fluctuated significantly during the first six months of 2011 and decreased in value by some $760,000, presented as other income, in the three months ended June 30, 2011. The derivative liability was cancelled in the transactions recorded April 13, 2012 and no change in the value of the liability from April 1 to April 13, 2012 was recorded. The derivative value, which is required to be presented in accordance with generally accepted accounting principles, primarily reflects the liability associated with remaining life of the warrants with changes in fair value being principally impacted by the volatility of the Company’s stock price.

Income Tax

Infinity reflected no net tax benefit or expense in the three month periods ended June 30 in either 2012 or 2011. The net operating losses generated in those periods increased Infinity’s gross deferred tax asset related to future ability to utilize net operating losses to reduce future income tax outlays. For the most part, due to uncertainty as to the ultimate ability of the Company to utilize its net deferred tax asset, the Company recognized no net deferred tax benefit, and, as a result, offset its gross deferred tax benefit with a 100% valuation allowance. A deferred tax benefit (asset) had been created at December 31, 2011 in anticipation of the recognition of a taxable gain from the exchange of common and preferred shares for all outstanding Amegy and Off-Shore debt and accrued related interest and other fees, as well as the Amegy Warrant (Note 3). The Company determined in the three months ended June 30, 2012, when the exchange occurred, that no gain recognition would be appropriate, and the deferred tax asset was applied against additional paid-in capital recognized as the result of the exchange.

Liquidity and Capital Resources; Going Concern

We have had a history of losses. In addition, we have a significant working capital deficit and are currently experiencing substantial liquidity issues. As also discussed in Note 2 of the Financial Statements, as of December 31, 2011 we were operating under the Fifth Forbearance Agreement with Amegy under the Revolving Credit Facility. We had entered into the Fifth Forbearance under the Revolving Credit Facility as a result of our failure to meet substantially all financial and certain other covenants during 2007, 2008, 2009 and 2010. Under this Agreement, Amegy agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through December 31, 2011.

We continued to operate under the Fifth Forbearance Agreement through February 28, 2012, when definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them were signed. Effective April 13, 2012, the transactions contemplated under these agreements closed and the Company exchanged common stock and Series A and Series B redeemable convertible preferred stock shares in satisfaction of all the outstanding Amegy and Off-Shore debt, related accrued interest and other fees, and the Amegy Warrant. At December 31, 2011 the entirety of the debt and related accruals was classified as current liability on the accompanying consolidated balance sheet and the derivative liability related to the Amegy Warrant was classified as a long-term liability; these balances were no longer outstanding at June 30, 2012.

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

We conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over our Nicaraguan Concessions. We issued letters of credit totaling $851,550 and entered into a subordinated loan with Off-Shore, in an aggregate amount of $1,275,000, which was released as the Company needed funds for the initial work on the Nicaraguan Concessions. We commenced significant activity under the initial work plan and are waiting for governmental approval of the environmental study.

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

The application of our accounting policies regarding income taxes and full cost accounting for oil and gas properties and the sale of oil and gas properties are critical to two accounting estimates made in 2011.

As noted above, the Company reflected a $700,000 deferred income tax benefit for the year ended December 31, 2011 in conformity with the Company’s policy for accounting for income taxes. The deferred tax benefit recorded in 2011 reflected anticipated 2012 net earnings as the result of recording of the effects of the agreements signed in February 2012 (effective April 13, 2012) with Amegy and Off-Shore (see Note 3), net of projected 2012 operating expenses, which at the time were interpreted as an estimate that it was more likely than not that the Company would utilize a portion of its deferred tax asset in 2012. When the transactions recording the aforementioned were re-evaluated and recorded in the six months ended June 30, 2012, it was determined that the recognition of a gain on the exchange of common and preferred shares for the debt and related accruals would not be appropriate. Thus, the deferred tax benefit recognized and reflected in 2011 was applied as a reduction in the amount of additional paid-in capital recorded in the exchange transaction. The remainder of the deferred tax asset at December 31, 2011 and all such deferred tax asset at June 30, 2012 has been reduced to $0 by valuation allowances.

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

At June 30, 2012, and as of December 31, 2011, there have been no material changes or updates to our critical accounting policies.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer
Stanton E. Ross	(Principal Executive Officer)	September 27, 2012

/s/ Daniel F. Hutchins	Chief Financial Officer
Daniel F. Hutchins	(Principal Financial and Accounting Officer)	September 27, 2012

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

