Form 10-Q
period 2012-09-30
INFINITY ENERGY RESOURCES, INC
filed 2013-01-10
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 4, 2013
Preferred Stock, $0.0001 par value	145,016
Common Stock, $0.0001 par value	20,668,575

2

PART I Financial Information

Item 1. Financial Statements

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$95,111	$217
Current assets of discontinued operation	-	2,992
Prepaid expenses	-	7,500
Deferred income tax	-	700,000
Total current assets	95,111	710,709

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down Unproved	4,340,415	3,844,080

Other asset – deposit	5,000	-

Total assets	$4,440,526	$4,554,789

 See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

	September 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Revolving credit facility to bank	$-	$11,407,252
Current portion, subordinated note payable to related party, net of discount of $0 at September 30, 2012 and $83,088 at December 31, 2011	-	1,186,353
Accrued interest on subordinated note	-	232,112
Accounts payable	1,199,208	1,067,310
Accrued liabilities	3,243,390	2,692,073
Accrued interest and fees – bank and other	153,076	8,156,254
Current liabilities of discontinued operation	-	4,703,055
Current portion of asset retirement obligations	432,027	432,027
Note payable to related party, net of discount of $40,146 at September 30, 2012	209,854	-
Total current liabilities	5,237,555	29,876,436

Long-term liabilities
Officer indemnification	780,000	-
Asset retirement obligations, less current portion	527,491	465,533
Long-term liabilities of discontinued operation	-	389,759
Derivative liabilities	67,783	600,763
Total long-term liabilities	1,375,274	1,456,055

Total liabilities	6,612,829	31,332,491

Redeemable, convertible preferred stock, par value $.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series A, 130,000 shares issued and outstanding at September 30, 2012, none at December 31, 2011, liquidation preference $13,000,000 plus undeclared dividends of $364,000	10,890,970	-
Series B (related party), 15,016 shares issued and outstanding at September 30, 2012, none at December 31, 2011, liquidation preference $1,501,600 plus undeclared dividends of $42,045	1,243,102	-

Commitments and contingencies (Note 6)

Stockholders’ deficit
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 20,668,575 shares at September 30, 2012 and 18,668,575 shares at December 31, 2011	2,066	1,866
Additional paid-in capital	89,371,843	80,322,722
Accumulated deficit	(103,680,284)	(107,102,290)
Total stockholders’ deficit	(14,306,375)	(26,777,702)

Total liabilities and stockholders’ deficit	$4,440,526	$4,554,789

 See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Operating expenses
General and administrative expenses	$152,523	$303,068	$593,714	$822,490
Accretion expense	21,113	19,302	61,958	56,162
Total operating expenses	173,636	322,370	655,672	878,652

Operating loss	(173,636)	(322,370)	(655,672)	(878,652)

Other income (expense)

Interest expense, net of capitalization	(18,542)	(820,300)	(364,758)	(2,303,049)
Change in derivative fair value	(19,129)	307,542	99,556	345,375
Other	33,058	65	33,058	247
Total other income (expense)	(4,613)	(512,693)	(232,144)	(1,957,427)

Loss from continuing operations	(178,249)	(835,063)	(887,816)	(2,836,079)
Loss of discontinued operation	(6,776)	(36,357)	(62,289)	(85,962)

Gain on sale of discontinued operation	4,372,111	-	4,372,111	-
Net income (loss)	4,187,086	(871,420)	3,422,006	(2,922,041)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	(217,524)	-	(406,045)	-

Accretion of Series A and B redeemable, convertible preferred stock	(487,479)	-	(878,192)	-

Income (loss) applicable to common shareholders	$3,482,083	$(871,420)	$2,137,769	$(2,922,041)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.04)	$(0.05)	$(0.11)	$(0.16)
Loss from discontinued operation	0.00	0.00	0.00	0.00
Gain on sale of discontinued operation	0.21	0.00	0.22	0.00

Basic and diluted net income (loss) per share	$0.17	$(0.05)	$0.11	$(0.16)

Weighted average shares outstanding – basic and diluted	20,668,575	18,668,575	19,913,996	18,668,575

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2012 (Unaudited) and

Year Ended December 31, 2011

	Common Stock		Additional Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	18,668,575	$1,866	$80,107,816	$(103,572,691)	$(23,463,009)

Issuance of stock options	-	-	214,906	-	214,906

Net loss	-	-	-	(3,529,599)	(3,529,599)

Balance, December 31, 2011	18,668,575	1,866	80,322,722	(107,102,290)	(26,777,702)

Issuance of common stock	2,000,000	200	2,979,800	-	2,980,000

Accretion of Series A and B redeemable, convertible preferred stock	-	-	(878,192)	-	(878,192)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(406,045)	-	(406,045)

Excess of debt forgiven by creditors over fair value of common and redeemable, convertible preferred Series A and B stock issued in exchange (Note 3) net of tax of $700,000	-	-	7,353,558	-	7,353,558

Net income	-	-	-	3,422,006	3,422,006

Balance, September 30, 2012	20,668,575	$2,066	$89,371,843	$(103,680,284)	$(14,306,375)

 See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$3,422,006	$(2,922,041)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of discontinued operation	(4,372,111)	-
Accretion of asset retirement obligations	61,958	56,162
Accretion of asset retirement obligation within discontinued operation	17,736	24,392
Stock-based compensation	-	214,906
Change in fair value of derivative liability	(99,556)	(345,375)

Amortization of debt discount, net of capitalized amounts of $77,616 in 2012 and $143,493 in 2011	29,280	430,421
Change in operating assets and liabilities
(Increase) decrease in prepaid expenses	7,500	(6,917)
Increase in accounts payable and accrued liabilities	847,677	2,149,989
Increase in current liabilities of discontinued operation	44,553	61,570
Application of debt proceeds to reduce accrued liability	-	(56,086)
Net cash used in operating activities	(40,957)	(392,979)

Cash flows from investing activities
Investment in oil and gas properties	(381,219)	(433,687)
Increase in deposit	(5,000)	-
Net cash used in investing activities	(386,219)	(433,687)

Cash flows from financing activities
Proceeds from debt and note payable to unrelated third party	522,070	1,240,646
Repayment of notes	-	(232,462)
Loan commitment fees paid with debt proceeds	-	(14,925)
Checks written in excess of cash	-	(166,419)
Net cash provided by financing activities	522,070	826,840

Net increase (decrease) in cash and cash equivalents	94,894	174

Cash and cash equivalents
Beginning	217	-
Ending	$95,111	$174

Supplemental noncash disclosures
Noncash capitalized overhead and interest	$115,116	$226,893

Noncash transaction: debt, subordinated note payable and related accrued interest and other fees satisfied by issuance of Common and Series A and B Preferred shares	$21,883,393	$-

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

Basis of Presentation

The consolidated financial statements include the accounts of Infinity Energy Resources, Inc. and its wholly-owned subsidiaries, Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) and Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”). All significant intercompany balances and transactions have been eliminated in consolidation. As described in Note 8, the Company sold its entire investment in Infinity-Texas effective July 31, 2012. The assets, liabilities and operations of Infinity-Texas have been segregated and set forth as relating to discontinued operations on the accompanying consolidated financial statements.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Although the cash outflow necessary to pay Amegy has been eliminated under terms of the Stock Purchase Agreement, the Company is still in need of additional capital to meet its obligations under the Nicaraguan Concessions, and is searching for sources of additional equity or debt financing. There can be no assurance that the Company will be able to obtain such capital or obtain it on favorable terms..

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

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and seismic costs) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. In the quarters ended September 30, 2012 and 2011, the Company capitalized direct costs, overhead costs and interest as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Direct costs	$96,462	$68,131	$381,219	$396,188
Overhead costs	12,500	12,500	37,500	37,500
Total non-interest costs	108,962	80,631	418,719	433,688
Interest costs	-	67,529	77,616	189,393
	$108,962	$148,160	$496,335	$623,081

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Costs associated with production and general corporate activities are expensed in the period incurred.

Depletion of proved oil and gas properties is computed on the units-of-production method, with oil and gas being converted to a common unit of measure based on relative energy content, whereby capitalized costs, as adjusted for estimated future development costs and estimated asset retirement costs, are amortized over the total estimated proved reserve quantities. Investments in unproved properties, including capitalized interest and internal costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate. All unproved property costs as of September 30, 2012 and December 31, 2011 relate to the Company’s Nicaraguan Concessions that were entered into in March 2009. In assessing the unproved property costs for impairment, the Company takes into consideration the terms of the government concessions, the status of the ongoing environmental study, evaluation of the seismic data and plans to seek industry participation in the future exploration and development.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of-month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of September 30, 2012 and 2011, the Company did not have any proved oil and gas properties, and all unproved property costs relate to the Company’s Nicaraguan Concessions.

Proceeds from the sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss would be recognized in the determination of the Company’s net earnings/loss. During 2011 Infinity-Texas, the Company’s 100%-owned subsidiary, sold its oil and gas properties in Texas, to a single-member LLC, the owner of which purchased 100% of the stock of Infinity-Texas from the Company in July 2012 (see Note 8). The costs associated with these properties were entirely written off in prior periods. The properties were sold in return for a non-interest-bearing note with repayment conditional upon net profit from sales of oil and gas from the properties. Due to the uncertainty of when and in what amount payments on the note will be received, the Company has recorded the note net of a 100% valuation reserve and has recognized no gain or loss on this transaction. The note was sold as an asset of Infinity-Texas in the July 2012 sale of such company’s stock.

Concentrations

The Company’s only significant asset is the Nicaraguan Concessions and it expects to be active in Nicaragua for the foreseeable future, given sufficient capital. The political climate in Nicaragua could become unstable and subject to radical change over a short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Nicaraguan Concessions, it may be forced to abandon or suspend its efforts.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of September 30, 2012 and December 31, 2011 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company but no longer outstanding at September 30, 2012 (see Note 5), those warrants were required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings. Such derivatives were outstanding at December 31, 2011 and were cancelled effective April 13, 2012 as part of the transaction in which the Company’s debt, subordinated note payable and related accrued interest and other fees, in addition to its derivative liability associated with the warrants, were satisfied by the issuance of common and Series A and B redeemable, convertible preferred stock (Note 3). Likewise, as the result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company in association with a note payable entered into August 28, 2012 with a related party, the warrants issued are also required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. We routinely assess the realizability of our deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. We consider future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require us to adjust our deferred income tax asset valuation allowance in a future period. We are potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. We recognize certain income tax positions that meet a more-likely-than not recognition threshold. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize an income tax benefit. The Company recognized a deferred tax asset, net of valuation allowance, of $0 at September 30, 2012 and $700,000 at December 31, 2011 related to the anticipated use of net operating losses to offset taxable income triggered by the transaction with Amegy and Off-Shore that closed in April 2012 (see Note 3). As recorded, the Company did not realize any gain in association with the transaction, and the deferred tax asset set up at December 31, 2011 was recorded as a reduction in additional paid-in capital.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410 (formerly SFAS No. 143, Accounting for Asset Retirement Obligations.) ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Although the Company has recognized full impairment of the value of all remaining domestic oil and gas properties in prior periods, the Company may retain title to certain abandoned non-producing domestic leasehold properties. Management believes the Company has been relieved from asset retirement obligation related to Infinity-Texas because of the sale of its Texas oil and gas properties in 2011 and its sale of 100% of the stock in Infinity-Texas in 2012 (see Note 8), but may retain some asset retirement obligation related to properties of Infinity-Wyoming. Therefore, the Company has continued to maintain the asset retirement obligation as a liability in its financial statements and, in accordance with ASC 410, to accrete such obligation regularly. The following table summarizes the activity for the Company’s asset retirement obligations for the period ended September 30, 2012:

Asset retirement obligations at beginning of period (net of $389,759 attributed to Infinity-Texas set forth as liabilities of discontinued operation on the accompanying consolidated balance sheets)	$897,560
Accretion expense, nine months ended September 30, 2012 (net of $17,736 attributed to Infinity-Texas and included within loss of discontinued operation on accompanying consolidated statement of operations)	61,958
Asset retirement obligations at end of period	959,518
Less: current portion of asset retirement obligations	(432,027)
Asset retirement obligations, less current portion	$527,491

Capitalized Interest and Debt Discount Amortization

The Company capitalizes interest costs and debt discount amortization to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Such costs are capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs and debt discount amortization capitalized for the quarters ended September 30, 2012 and 2011 were $0 and $67,529, respectively, and for the nine months ended September 30, 2012 and 2011 were $77,616 and $189,393, respectively.

Fair Value of Financial Instruments

As defined in ASC 820, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based upon observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable and are valued using models or other valuation methodologies (level 2 measurement), and the lowest priority to unobservable inputs (level 3 measurement). There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the quarter ended September 30, 2012 or year ended December 31, 2011.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The estimated fair value of the Company’s non-current derivative liabilities, all of which related to warrants, was estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms (Note 5) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 2). A comparison of the assumptions used in calculating estimated fair value at the issue date and at September 30, 2012 is as follows:

	Upon Issuance, August 29, 2012	At September 30, 2012

Volatility	52.5%	52.2%
Contractual term	5 years	5 years
Exercise price	$2.50	$2.50
Number of warrants per contract	120,000	120,000

The estimated initial fair value of the Company’s Series A and B redeemable convertible preferred stock was determined based upon estimates of the expected occurrence and timing of certain future events, such as the date such shares might be redeemed or converted (assumed to be December 31, 2013); an estimate of discount rates to be utilized in determining net present value of the preferred stock, based upon rates observed in similar or analogous, but not identical, market transactions, upon past Company-specific effective borrowing rates, and the assessment of each instrument’s specific rights and obligations.

Net Income (Loss) Per Common Share

Pursuant to FASB ASC Topic 260, Earnings Per Share, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses from continuing operations are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

During the nine months and the three months ended September 30, 2012 the Company had outstanding an additional 2,000,000 shares of common stock for the period April 13 through September 30, 2012. Weighted average common shares outstanding for both the quarter and nine months ended September 30, 2012 reflect the effects of the shares outstanding for this period. The calculation of income (loss) per common share for the quarter and nine months ended September 30, 2012 reflects these amounts which are attributable to the preferred shareholders as increases in the net income (loss) for those periods allocable to common shareholders.

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

Note 2 — Debt

Debt consists of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Note payable to related party, net of discount	$209,854	$-

Revolving credit facility to bank, current	$-	$11,407,252

Subordinated note payable, related party, net of discount	$-	$1,186,353
Less current portion	-	(1,186,353)
Long-term portion, subordinated note payable	$-	$-

Revolving Credit Facility

On January 10, 2007, the Company entered into a reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy. Under the related loan agreement (the “Loan Agreement”) between Infinity, Infinity-Texas and Infinity-Wyoming (each wholly-owned subsidiaries of the Company and together, the “Guarantors”) and Amegy, Infinity could borrow, repay and re-borrow on a revolving basis up to the aggregate sums permitted under the then current borrowing base. Amounts borrowed under the Revolving Credit Facility are collateralized by substantially all of the assets of Infinity and its subsidiaries and are guaranteed by Infinity’s subsidiaries. The Revolving Credit Facility contained certain standard continuing covenants and agreements and requires the Company to maintain certain financial ratios and thresholds. Per the terms of the loan agreement, amounts borrowed bear interest at 5.5%, or at 11.0% if the loan is in default. The Company accrued interest at 11.0% on the balance of the loan during the three months ended March 31, 2012 and 2011 and during the nine months ended September 30, 2011. No interest was accrued on the loan balance after March 31, 2012 and the loans were satisfied with the distribution of common and redeemable convertible preferred stock effective April 13, 2012.

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

On February 28, 2012, the Company signed definitive agreements with Amegy and Off-Shore Finance, LLC, a Nevada limited liability company (“Off-Shore”) relating to outstanding debt and other obligations we owed to them. The transactions contemplated under these agreements closed April 13, 2012. These transactions are more fully discussed in Note 3.

In 2011, Infinity had granted Amegy a warrant to purchase 931,561 shares of the Company’s common stock (the “Amegy Warrant”) at an exercise price of $5.01 per share during a ten-year period following the issuance of the warrant (Note 5). The Amegy Warrant was cancelled as part of the agreement the Company and Amegy entered into on February 28, 2012 and which became effective April 13, 2012 (see Note 3). The Company recorded a debt discount equal to the estimated fair value of the Amegy Warrant on the date of issuance in the amount of $535,626, and expensed $311,985 in forbearance fees associated with the Fifth Forbearance Agreement (see below) during the three months ended September 30, 2011 ($619,274 during the nine months ended September 30, 2011), which amounts are included in the accompanying consolidated statements of operations as interest expense for those periods. Because the Fifth Forbearance Agreement ceased its effectiveness after December 31, 2011, and the Company and Amegy were in the process of negotiating and signing an agreement to exchange equity securities in full payment of the Company’s obligations to Amegy, no further forbearance fees were accrued after that date. Interest expense recognized during the quarter and the nine months ended September 30, 2011 related to the accretion of the debt discount was $153,036 and $229,554, respectively (none during the quarter and nine months ended September 30, 2012).

The Company’s intention had been to market and sell all remaining assets of Infinity-Wyoming and Infinity-Texas and to apply the net sales proceeds, if any, to payment of the revolving note, and in December 2011 the Company sold its Texas assets; no proceeds will be received as such note receivable, which was fully allowed for, was sold in connection with the sale by the Company of 100% of the common stock of Infinity-Texas in July 2012.

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

Infinity has accrued interest, forbearance and additional fees due in connection with the Forbearance Agreements of $0 and $7,896,442 as of September 30, 2012 and December 31, 2011, respectively.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Subordinated Note Payable to Related Party

Effective March 5, 2009, the Company entered into two contracts relating to its Nicaraguan Concessions, as awarded by the Republic of Nicaragua in 2003. In addition, the Company entered into a subordinated loan with Off-Shore, a related party (see Note 7) in an aggregate amount of $1,275,000, which was released as the Company needed funds for the Nicaraguan Concessions. Amegy allowed the subordinated loans to be secured by the assets of the Company, subject to Amegy’s security interest. The note bore interest at 6% and would have been due March 23, 2012. This note was retired under the agreement between the Company and Off-Shore dated February 28, 2012, under which Off-Shore accepted 15,016 shares of the Company’s Series B Preferred Stock in full payment of the note and its related accrued interest at such date (see also Note 4).

Further, Amegy allowed the Company to grant a one percent revenue sharing interest with respect to the Nicaraguan Concessions to Off-Shore to obtain the subordinated loan.

In connection with the issuance of the Subordinated Note Payable discussed above, the Company recorded a debt discount, through a reduction to unproved properties, of $637,620, which was amortized over the maturity of the Note utilizing the effective interest method and was fully amortized as of the date the debt was effectively satisfied (April 13, 2012) by issuance of Series B preferred stock. During the period amortization of the discount was occurring, the Company capitalized a portion of the amortization of debt discount to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. By policy, amortization of debt discount was capitalized only for the period that activities are in progress to bring these projects to their intended use. Total subordinated note payable debt discount amortized during the quarters ended September 30, 2012 and 2011 were $0 and $69,638, respectively, of which $0 and $52,229, respectively, were capitalized to oil and gas properties. Such amortization for the nine months ended September 30, 2012 and 2011 was $83,088 and $191,324, respectively, of which $62,316 and $143,493, respectively, were capitalized.

Interest Bearing Liabilities to Vendors

At September 30, 2012 and December 31, 2011, the Company had agreed to pay interest of 8% on certain accrued liabilities aggregating $410,500. The total amount of interest accrued relating to these liabilities for the three months ending September 30, 2012 and 2011 was $8,277 and $8,277 respectively, and for the nine months ending September 30, 2012 and 2011 was $24,652 and $24,652, respectively. Included in assets of discontinued operations at December 31, 2011 was a note payable to vendor of $278,002 bearing interest at 18%; this note was assumed by the purchaser of Infinity-Texas as of July 31, 2012. Interest accrued relating to this note for the three months ending September 30, 2012 and 2011 was $6,776 and $17,315, respectively, and for the nine months ended September 30, 2012 and 2011 was $44,553 and $49,188, respectively. All of such interest expense related to the note is included in loss from discontinued operations on the accompanying consolidated statements of operations for the respective periods, and the note payable and accrued interest, amounting to $411,164 at December 31, 2011, is included within liabilities of discontinued operations.

Note Payable to Related Party

On August 28, 2012, the Company borrowed $250,000 from an entity that is 49% owned by a board member of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The Company issued a short-term note payable to the entity in this amount, bearing interest at 8% per annum, maturing February 28, 2013. At the same time, the Company issued the same entity a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017. The note contains a penalty provision such that if the note is not repaid on its due date, the warrant exercise price will be reduced to $0.10 per share and the number of shares that may be purchased under the warrant shall increase to 1,200,000. Management believes that the note will be repaid on or before February 28, 2013 and therefore has calculated the estimated fair value of the warrant on that assumption. If the note is not repaid timely, the warrant liability would be considerably higher. Therefore, on the assumption of timely repayment of the note the Company has recorded the estimated fair value of the warrant as of August 28, 2012 as a discount on note payable in the amount of $48,654 and a non-current derivative liability in the same amount at that date. The discount of $48,654 is being amortized on a straight line basis over the expected outstanding period of the note (August 28, 2012 through February 28, 2013) and interest expense for the three months and nine months ended September 30, 2012 includes discount amortization in the amount of $8,508.The estimated current value of the warrant derivative liability was increased to $67,783 at September 30, 2012 and such increase in derivative liability is included as an other expense in the amount of $19,129 for the three and nine months ended September 30, 2012.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 - Cancellation of Debt and Related Obligations and Issuance of Securities in Exchange for Debt

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

The common stock issued to Amegy has been recorded at a value equal to the closing price of the shares of the Company’s common stock on April 13, 2012, the date the agreement was effective, a total of $2,980,000. Taking into consideration the rights and preferences accruing to the preferred stock issued, as summarized above, the Company has classified both Series A and B preferred stock as mezzanine securities on the accompanying consolidated balance sheet at September 30, 2012 and accordingly has recorded such stock at their estimated fair value. That estimated fair value was $9,743,210 for Series A preferred and $1,106,625 for Series B preferred at the date of issuance, April 13, 2012. During the period April 13 through September 30, 2012, the recorded fair value of Series A and B preferred shares accreted (increased in calculated present value) by $783,760 and $94,432, respectively ($435,013 and $52,466, respectively, during the three months ended September 30, 2012), to $10,890,970 and $1,243,102, respectively, at the latter date. Both Series A and B preferred are being accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. Accrued dividends payable on the preferred shares in the amount of $406,045 have been recorded as of September 30, 2012 ($217,524 in the three months ended September 30, 2012). In addition, a $700,000 deferred tax benefit recorded at December 31, 2011 in anticipation that the Company would recognize a gain from the above transaction during 2012 has been applied in this transaction.

The aggregate amount of debt, warrant derivative and other related liabilities cancelled in the transaction exceeded the recorded amounts for common stock and Series A and B preferred stock, and the deferred tax benefit application, in the amount of $7,353,558. Management believes that the appropriate accounting for this excess is to regard it as an addition to additional paid-in capital, because of the extent and exclusivity of the financing provided by Amegy and Off-Shore to the Company since 2009, the continued willingness of Amegy to forbear from existing remedies allowed it under its 2007 agreement as it continued to provide the Company advances necessary to satisfy funding requirements of the Nicaraguan Concessions, and the voting privileges accorded the Series A preferred stockholders commencing in 2013.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

During the nine months ended September 30, 2012, no stock options were granted or forfeited. During the nine months ended September 30, 2011, the Company granted options to purchase 550,000 shares of common stock at $5.25/share, expiring ten years after issuance (February 2011), and 600,000 shares of common stock at $7.50/share, also expiring ten years after issuance (August 2011).

The following table summarizes stock option activity as of and for the periods ended September 30, 2012 and December 31, 2011:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2011	903,500	$2.92	5.8 years	$-
Granted in February 2011	550,000	$5.25
Granted in August 2011	600,000	$7.50
Outstanding and exercisable at December 31, 2011	2,053,500	$4.88	7.3 years	$-
Granted in 2012	-
Outstanding and exercisable at September 30, 2012	2,053,500	$4.88	6.6 years	$-

The Company recognized expense in connection with options granted of $0 and $214,906 during the nine months ended September 30, 2012 and 2011, respectively, and $0 and $62,553 in the three months ended September 30, 2012 and 2011, respectively. The weighted average grant date fair value of the February 2011 options granted was $0.28 and for the August 2011 options was $0.10. There was no unrecognized compensation cost as of September 30, 2012 or December 31, 2011 related to unvested stock and stock options, as all options granted vested immediately and are currently exercisable.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 5 — Derivative Instruments and Warrants

Commodity Derivatives

As of September 30, 2012 and December 31, 2011, the Company had no oil and natural gas derivative arrangements outstanding.

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

The Amegy Warrant was subject to a registration rights agreement under which the Company has 120 days after the notification by Amegy to have such underlying shares registered. Such agreement was cancelled under the agreements between the Company and Amegy dated February 28, 2012 (effective April 13, 2012) that also cancelled the Amegy Warrant. See Notes 2 and 3.

In addition, the Amegy Warrant contained provisions upon which Amegy has the right, upon certain conditions, to put the Warrant to the Company at fair value. It also contained a provision under which the $5.01 per share exercise price is to be re-priced upon the issuance by the Company of equity instruments at a price less than $5.01. Further, the Company was required, during the period the Warrant could be exercised, to have authorized and reserved 110% of the number of shares of common stock required for the exercise of the shares to be issued under the Amegy Warrant. As a result of Amegy’s conditional ability to put the Warrant back to the Company, it has classified the estimated fair of the Amegy Warrant (derivative liability) as a noncurrent liability in the accompanying consolidated balance sheet as of December 31, 2011. Prospective changes in the fair value of the Amegy Warrant were recorded in the consolidated statement of operations until the Warrant was cancelled. During the nine months ended September 30, 2012 the Company recorded an income item of $118,685 representing the net decrease in fair value of the Amegy Warrant for the period, but no amount was recorded as income or expense during the quarter ended that same date. During the three months ended September 30, 2011 the Company recorded income of $307,542 representing the net decrease in fair value of the Amegy Warrant. For the nine months ended September 30, 2011, the Company recorded income of $345,375 representing the net decrease in the fair value of the Amegy Warrant for the period from its issuance through September 30, 2011.

Derivatives – Warrant Issued Relative to Note Payable to Related Party

In connection with the short-term note payable entered into with a related party (see Note 2) the Company issued the same entity a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017. The warrant contains a penalty provision under which the number of shares that may be purchased will increase to 1,200,000 and the exercise price will be reduced to $0.10 per share if the Company fails to pay the note when due on February 28, 2013. The Company has recorded the estimated fair value of the warrant as of August 28, 2012, on the assumption that the note payable will be entirely repaid on its due date, as a discount on note payable in the amount of $48,654 and a non-current derivative liability in the same amount at that date. The estimated current value of the warrant derivative liability was increased to $67,783 at September 30, 2012 and such increase in derivative liability is included as an other expense in the amount of $19,129 for the three and nine months ended September 30, 2012.

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

As of December 31, 2011 and September 30, 2012, the Company is in Sub-Period 1 for both Perlas and Tyra. The Company has provided Environmental Impact Studies to the Nicaraguan Ministry of Energy effective April 2011 and is awaiting approval of these studies before proceeding to Sub-Period 2. In accordance with the concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expiring March 2013) and $408,450 for Tyra (expiring September 2013). The Company has also made all required expenditures related to the concessions for training programs and as “area fees,” for 2011, 2010 and, in early 2012, for that year. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements.

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment		Relinquishment	Irrevocable Guarantee
Sub-Period 1	2	-	Environmental Impact Study	26km2	$443,100
		-	Acquisition & interpretation of 333km of new 2D seismic
		-	Acquisition, processing & interpretation of 667km of new 2D seismic (or equivalent in 3D)
Sub-Period 2 Optional	1	-	Acquisition, processing & interpretation of 200km2 of 3D seismic	53km2	$1,356,227
Sub-Period 3 Optional	1	-	Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	80km2	$10,220,168
Sub-Period 4 Optional	2	-	Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	All acreage except areas with discoveries	$10,397,335
		-	Geochemical analysis

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Minimum Work Program - Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)		Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	1.5	-	Environmental Impact Study	26km2	$408,450
		-	Acquisition & interpretation of 667km of existing 2D seismic
		-	Acquisition of 667km of new 2D seismic (or equivalent in 3D)
Sub-Period 2 Optional	0.5	-	Processing & interpretation of the 667km 2D seismic (or equivalent in 3D) acquired in the previous sub-period	40km2	$278,450
Sub-Period 3 Optional	2	-	Acquisition, processing & interpretation of 250km2 of new 3D seismic	160km2	$1,818,667
Sub-Period 4 Optional	2	-	Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	All acreage except areas with discoveries	$10,418,667
		-	Geochemical analysis

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block
Area Fee	Yr 1-3 Yr 4-7 Yr 8 fwd	$0.05/hectare $0.10/hectare $0.15/hectare
Royalties	Recovery Factor 0 – 1.5 1.5 – 3.0 >3.0	Percentage 5% 10% 15%
Natural Gas Royalties	Market value at production	5%
Corporate Tax	Rate no higher than 30%
Social Contribution	3% of the net profit (1.5% for each autonomous region)
Investment Protection	ICSID arbitration OPIC insurance

The minimum cash commitment budgeted for the Nicaraguan Concessions for 2012 is approximately $256,800, of which approximately $303,500 has been incurred and paid through November 26, 2012. The Sub Period 2 starts when the Nicaraguan Government approves the environmental impact study. The approval is currently pending. Once the approval is received the minimum cash requirements for the next twelve month period will be $1,894,000 of which $1,634,677 is related to seismic and $259,300 is related to the training and area fees under the concession. See Note 1 for discussion of Going Concern.

Delivery Commitments

In June 2005, Infinity-Texas entered into a long-term gas gathering contract for natural gas production from its properties in Erath County, Texas, under which Infinity-Texas was to pay a gathering fee of $0.35 per Mcf gathered to LDH Gas Development, L.P (LDH). The contract contains minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. The aggregate amount owing related to the shortfalls was $2,845,458 (which had been entirely accrued prior to 2011). In July 2012, the Company sold 100% of the common stock of Infinity-Texas for $1 and the assumption of all the Infinity - Texas liabilities by the purchaser (see Note 8). In accordance with the results of this transaction, the LDH liability is no longer a Company obligation after that date. The amount of the liability is presented in the accompanying consolidated balance sheets as an element of “current liabilities of discontinued operation” at December 31, 2011.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

Prior to action taken in December 2012, there was an agreement that at such time the Company entered into an agreement with a partner on the Nicaragua Concession and the Company received and collected up to $20,000,000 in upfront fees, Messrs. Ross and Hutchins would receive a bonus of 5% of the first $20,000,000 and 10% of any amount over $20,000,000, which amount was to be divided 50% to each officer. In December 2012, the parties terminated this agreement. As of September 30, 2012 and December 31, 2011, no amounts had been accrued under these contingent fee arrangements.

Litigation

The Company is subject to numerous claims and legal actions in which vendors are claiming breach of contract due to the Company’s failure to pay amounts due. The Company believes that it has made adequate provision for these claims in the accompanying financial statements.

The Company is currently involved in litigation as follows:

Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and is claiming breach of contract for failure to pay amounts due. The Company has included the impacts of this litigation as liabilities in its accounts payable because it does not dispute the amount owed. In 2009 the Company recorded the amount claimed. The Company will seek to settle the lawsuit when it has the financial resources to do so. The suit is in the discovery stage.

Certain litigation had been filed against Infinity Oil and Gas of Texas (Infinity – Texas) by LDH Gas Development, L.P. In connection with this matter, Infinity - Texas had recorded accounts payable and accrued expense in the aggregate amount of $2,845,458 in 2009. These liabilities have been reflected since 2009 in the Company’s consolidated financial statements and were included in “current liabilities of discontinued operation” in the Company’s consolidated balance sheet at December 31, 2011. In July 2012, the Company sold 100% of the common stock of Infinity-Texas for $1 and the assumption of all the Infinity – Texas liabilities by the purchaser. In accordance with the results of this transaction, the LDH liability is no longer a Company obligation after that date. The amount of the liability is presented in the accompanying consolidated balance sheets as an element of “current liabilities of discontinued operations” at December 31, 2011.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 — Related Party Transactions

The corporate office was located in Denver, Colorado until November 2008 when the Denver office was closed. The corporate office moved to the business office of the CFO of the Company. The Company currently does not have any employees and the staff of the CFO provides the office services. These services are billed at the CFO firm’s standard billing rate plus out-of-pocket expenses. For the quarters ended September 30, 2012 and 2011, the Company was billed $59,745 and $41,221, respectively, and for the nine months ended September 30, 2012 and 2011, the Company was billed $203,328 and $152,456, respectively. The amount due to the CFO’s firm for services provided was $708,214 at September 30, 2012 and $514,885 at December 31, 2011.

The Company entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds for the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Off-Shore (see Note 3). The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for its corporate office. The Series B preferred stock continues to be held by Off-Shore.

While the relationship with Amegy Bank was ongoing and debt was outstanding (through April 13, 2012), the Company’s CEO personally guaranteed up to $500,000 of the Forbearance advances. His guarantee obligation was never called upon and he was not compensated by the Company for such guarantee.

As of September 30, 2012 and December 31, 2011, the Company had accrued compensation to its officers and directors of $891,708 and $744,708, respectively.

As discussed in Note 2, on August 28, 2012, the Company borrowed $250,000 from an entity that is 49% owned by a board member of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The Company issued a short-term note to bearing interest at 8% per annum and maturing February 28, 2013 to such party. In connection with the transaction, the Company issued the lender a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017. The warrant contains a penalty provision under which the number of shares that may be purchased will increase to 1,200,000 and the exercise price will be reduced to $0.10 per share if the Company fails to pay the note when due on February 28, 2013.

Note 8 — Sale of Infinity-Texas, and Discontinued Operations Reporting

On July 31, 2012, the Company sold 100% of the stock of its wholly-owned subsidiary, Infinity Oil and Gas of Texas (Infinity-Texas) to an individual, the single member of an LLC which purchased the oil and gas properties of Infinity-Texas in 2011 (see “Oil and Gas Properties” in Note 1). The terms of the Stock Purchase Agreement with the purchaser are that purchaser would acquire 100% of the stock of Infinity-Texas for $1 and thereby assume all of it liabilities. At the date of the sale, Infinity-Texas had net liabilities of $5,152,111. Management believes that there are certain contingent liabilities related to Texas properties for which the Company, the parent entity, may retain financial responsibility. The liabilities are related to the reclamation of oil and gas properties and include the cost of plugging inactive wells and removal and recovery of any remaining production equipment. Infinity-Texas is primarily responsible for such obligations, but the officers of Infinity-Texas at the time such wells were in production, in their capacities as signators of certain regulatory filings, could be personally responsible. The State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, and seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company is in the process of proposing a solution to this and other potential such actions and is in discussion with regulatory authorities in Texas and the current owner of Infinity-Texas toward such a resolution. The officers are held harmless by indemnification provisions of the Company, therefore these liabilities, to the extent they may become actual, are the obligations of the Company. The extent of these liabilities is estimated by Management to not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability is classified as the noncurrent officer indemnification liability at September 30, 2012.

The assets, liabilities and operations of Infinity-Texas are reported on the accompanying consolidated financial statements as those of a discontinued operation for the current and prior periods and dates presented. Because Infinity-Texas has not been actively operating during any of the periods presented, no overhead costs have been allocated to the discontinued operations during such periods.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The analysis below sets forth the major classes of the assets and liabilities of Infinity-Texas, which are presented separately in the accompanying consolidated balance sheet at December 31, 2011. Infinity-Texas also had title at December 31, 2011 to a note receivable from the single member LLC which purchased its oil and gas properties in December 2011, which was carried at December 31, 2011 net of a 100% valuation allowance and is therefore not reflected as an asset in the analysis below..

December 31, 2011
ASSETS
Current asset:
Accounts receivable	$2,992
Total assets	$2,992

LIABILITIES
Current liabilities:
Accounts payable	$2,213,029
Accrued liabilities	2,212,004
Note payable to vendor	278,022
Total current liabilities	4,703,055
Long-term liability:
Asset retirement obligation	389,759

Total liabilities	$5,092,814

The following analysis relates the assets and liabilities set forth in the table above to the gain recognized in sale of Infinity-Texas:

Total liabilities of Infinity-Texas at December 31, 2011	$5,092,814
Total assets of Infinity-Texas at December 31, 2011	2,992
Net liabilities of Infinity-Texas at December 31, 2011	5,089,822

Additions to Infinity-Texas liabilities, January 1 through July 31, 2012 (equal to loss of discontinued operations for same period)	62,289
Potential liabilities related to indemnification of officers by the Company	(780,000)

Gain on sale of discontinued operation, July 31, 2012	$4,372,111

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The operating expenses of Infinity-Texas for the three months ended September 30, 2012 and 2011 and the nine months ended those same dates follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

General and administrative expenses	$-	$10,654	$-	$12,382
Accretion expense	-	8,389	17,736	24,392
Interest expense	6,776	17,314	44,553	49,188
Total expenses	$6,776	$36,357	$62,289	$85,962

Note 9 — Subsequent Event – Issuance of Stock Options,Termination of Contingent Fee Agreement and Issuance of Convertible Note

In November 2012, the Company awarded stock options exercisable to purchase 1,250,000 shares to officers, directors and third parties at an exercise price of $3.00 per share. The options vest in equal amounts, one-third immediately upon issuance, one-third on the first anniversary in November 2013, and the final third in November 2014. The financial effect of the stock option issuance will be recorded as of the issuance date in the final quarter of the year. In December 2012, a contingent fee arrangement that had been in effect between certain officers and the Company was terminated by mutual agreement of all parties; see Note 6, “Contingent Fees.”

Also in November 2012 the Company issued a convertible promissory note to Quarles & Brady LLP, its outside legal counsel, in the principal amount of $212,400 for outstanding invoices for services rendered. Such note bears interest at the rate of 3% per annum, is due and payable on March 31, 2014 and convertible into common stock at a price of $3.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Quarterly Report on Form 10-Q. Infinity follows the full-cost method of accounting for oil and gas properties. See “Summary of Significant Accounting Policies,” included in Note 1 to the Consolidated Financial Statements for the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011.

Infinity Energy Resources, Inc. and its subsidiaries, (collectively, “Infinity,” “Company,” “we,” “us” and “our”) are engaged in the acquisition and exploration of oil and gas properties offshore Nicaragua in the Caribbean Sea.

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q for the nine months ended September 30, 2012, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Registration Statement on Form 10 filed on May 13, 2011, as amended on July 1, 2011 and April 4, 2012..

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

2012 Operational and Financial Objectives

Corporate Activities

On April 14, 2011, we announced that we had completed and filed with the Nicaraguan government the Environmental Impact Assessment (“EIA”) covering proposed seismic activities on the 1.4 million-acres in our Nicaraguan Concessions. The filing of the EIA will be followed by a “comment period” during which there will be interaction among Infinity; the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest the Nicaraguan Concessions. During this process, we will continue to maintain our relationship with the autonomous regions. After the EIA has been formally approved, Infinity expects to be cleared to commence 3-D seismic mapping activities in the area, although no assurances can be offered in this regard. See Liquidity and Capital Resources below.

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

Results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Infinity incurred net income applicable to common shareholders of $2,137,769, or $0.11 per diluted share, for the nine months ended September 30, 2012 compared to a net loss of $(2,922,041), or $(0.16) per diluted share, for the nine months ended September 30, 2011. In 2012, the Company issued Series A and Series B redeemable convertible preferred stock effective April 13, 2012. The 6% cumulative dividend accrued relative to the period, as well as the accretion in the value ascribed to the preferred shares between those dates (which represent value attributable to holders of the preferred rather than common shares) decrease the Company’s net income of $3,422,006 to arrive at net income applicable to common shareholders in the determination of basic and diluted net loss per share.

The Company’s consolidated statements of operations for both the nine months ended September 30, 2012 and 2011 segregate the operating expenses of the company’s formerly 100% owned subsidiary, Infinity-Texas, which was sold in its entirety effective July 31, 2012, as “Loss on discontinued operations.” See Note 8 to the consolidated financial statements. A gain on that sale is included as “gain on sale of discontinued operation” for the nine months ended September 30, 2012.

Revenue

The Company had no revenues in either the nine months ending September 30, 2012 or 2011. The Company focused solely on the exploration, development and financing of the Nicaraguan Concessions.

General and Administrative Expenses

General and administrative expenses in the nine months ended September 30, 2012 were $228,776 less than for the nine months ended September 30, 2011. This decrease was primarily attributable to 1) the decrease in officer compensation expense of $201,056 due to the cost of stock options granted in 2011 (February and August), with no such options granted in 2012, combined with 2) decreases in legal and professional expenses in the 2012 as compared with 2011 of $32,726.

Other income (expense)

As noted above, on July 31, 2012 the Company sold the entirety of its 100% investment in its consolidated subsidiary, Infinity-Texas. The gain on that sale in the amount of $4,372,111 is included as “gain on sale of discontinued operation.” The consolidated statements of operations for the nine month periods ended both September 30, 2012 and 2011 segregate the operations of Infinity-Texas as “loss on discontinued operations” in the amounts of $(62,289) and $(85,962), respectively. The principal reason for the decrease in loss between the two periods is that the 2011 period contains 9 months’ operating results whereas the 2012 period ceases with the sale dated July 31, 2012.

Interest expense net of amounts capitalized to oil and gas properties decreased from $2,303,049 for the nine months ended September 30, 2011 to $364,758 for the nine months ended September 30, 2012. This significant decrease was entirely attributable to the fact that all debt due Amegy and Off-Shore outstanding for the entire period in 2011 was satisfied effective April 13, 2012 by the issuance of common and Series A and B redeemable convertible preferred stock (see Note 3). Also, the 2011 period reflected the accrual of forbearance fees due Amegy for the entire period and the accrual of such fees ceased effective December 31, 2011. No forbearance fees were reflected within the comparative 2012 period. The 2012 period also includes interest expense and debt discount amortization related to the note payable to unrelated party entered into August 28, 2012, in the aggregate amount of $10,286.

The fair value of the Company’s derivative liability, related to the Amegy Warrant (cancelled effective April 13, 2012 -- see Note 3), decreased in the nine months ended September 30, 2012, resulting in an increase to other income item in the amount of $118,685. This increase in other income was offset by an other expense during the same period related to an increase of $19,129 in the fair value of a second derivative liability created in 2012 related to warrants issued to the related party holder of the Company’s short-term note payable, netting to a $99,556 other income item for the 2012 period. During the same period in 2011 the Company reflected an increase in other income attributable to the decrease in the fair value of the Amegy warrant derivative liability by $345,735. These derivative values, which are required to be presented in accordance with generally accepted accounting principles, primarily reflect the liability associated with remaining life of the related warrants with changes in fair value being principally impacted by the volatility of the Company’s stock price.

Income Tax

Infinity reflected no net tax benefit or expense in the nine month periods ended September 30 in either 2012 or 2011. The net operating loss generated in the nine month period ending in 2011 increased Infinity’s gross deferred tax asset related to future ability to utilize net operating losses to reduce future income tax outlays. For the most part, due to uncertainty as to the ultimate ability of the Company to utilize its net deferred tax asset, the Company has recognized no net deferred tax benefit, and has, as a result, offset its gross deferred tax benefit with a 100% valuation allowance. A deferred tax benefit (asset) had been created at December 31, 2011 in anticipation of the recognition of a taxable gain from the exchange of common and preferred shares for all outstanding Amegy and Off-Shore debt and accrued related interest and other fees, as well as the Amegy warrant (Note 3). The Company determined in the nine months ended September 30, 2012, when the exchange occurred, that no gain recognition would be appropriate, and the deferred tax asset was applied against additional paid-in capital recognized as the result of the exchange. In the nine months ending September 30, 2012, the Company generated a net income of $3,422,006. Due to the combined effect of not having recorded any deferred tax benefit for the anticipated utilization of net operating losses in prior periods, and that the taxable income created in the nine months ended September 30, 2012 is entirely offset by those net operating losses, there is no current or deferred income tax expense appropriate for the period.

Results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Infinity incurred net income applicable to common shareholders of $3,482,083, or $0.17 per diluted share, for the three months ended September 30, 2012 compared to a net loss of $(871,420), or $0.05 per diluted share, for the three months ended September 30, 2011. In 2012, the Company’s Series A and Series B redeemable convertible preferred stock, issued April 13, 2012, were outstanding for the entire three months ending September 30, 2012. The 6% cumulative dividend accrued relative to the period, as well as the accretion in the value ascribed to the preferred shares between those dates (which represent value attributable to holders of the preferred rather than common shares) decrease the Company’s actual net income of $4,187,086 to arrive at the income applicable to common shareholders in the determination of basic and diluted net loss per share.

The Company’s consolidated statements of operations for both the three months ended September 30, 2012 and 2011 segregate the operating expenses of the company’s formerly 100% owned subsidiary, Infinity-Texas, which was sold in its entirety effective July 31, 2012, as “Loss on discontinued operations.” See Note 8 to the consolidated financial statements. A gain on that sale is included as “gain on sale of discontinued operation” for the three months ended September 30, 2012.

Revenue

The Company had no revenues in either the three months ending September 30, 2012 or 2011. The Company focused solely on the exploration, development and financing of the Nicaraguan Concessions.

General and Administrative Expenses

General and administrative expenses in the three months ended September 30, 2012 were $150,545 less than for the three months ended September 30, 2011. This decrease was primarily attributable to 1) the decrease in officer compensation expense of $62,553 due to the cost of stock options granted in August 2011 with no such options granted in the three month period in 2012, combined with 2) decreases in legal and professional expenses in the 2012 as compared with 2011 of $72,043.

Other income (expense)

Interest expense net of amounts capitalized to oil and gas properties decreased from $820,300 for the three months ended September 30, 2011 to $18,542 for the three months ended September 30, 2012. This significant decrease was entirely attributable to the fact that all debt due Amegy and Off-Shore outstanding for the entire period in 2011 was satisfied effective April 13, 2012 by the issuance of common and Series A and B redeemable convertible preferred stock (see Note 3). Also, the 2011 period reflected the accrual of forbearance fees due Amegy for the entire period and the accrual of such fees ceased effective December 31, 2011. No forbearance fees were reflected within the comparative 2012 period. The 2012 period also includes interest expense and debt discount amortization related to the note payable to unrelated party entered into August 28, 2012, in the aggregate amount of $10,286.

The change in derivative fair value changed significantly from an income item of $307,542 for the three months ended September 30, 2011 to an expense item of $(19,129) for the three months ended September 30, 2012. The 2011 income effect resulted from a decrease during the quarter in the fair value of the derivative liability related to the Amegy Warrant (see Note 3), which warrant was cancelled in April 2012 and thus is not outstanding during the three months ended September 30, 2012. During the three months ended September 30, 2012, the Company issued another warrant to the related party holder of the Company’s short-term note payable, effective August 28, 2012. From that date until September 30, 2012, the fair value of that derivative warrant liability increased by $19,129, resulting in an other expense for the three months then ended. These derivative values, which are required to be presented in accordance with generally accepted accounting principles, primarily reflect the liability associated with remaining life of the related warrants with changes in fair value being principally impacted by the volatility of the Company’s stock price.

Income Tax

Infinity reflected no net tax benefit or expense in the three month periods ended September 30 in either 2012 or 2011. The net operating loss generated in the three months ending in 2011 increased Infinity’s gross deferred tax asset related to future ability to utilize net operating losses to reduce future income tax outlays. For the most part, due to uncertainty as to the ultimate ability of the Company to utilize its net deferred tax asset, the Company has recognized no net deferred tax benefit, and has, as a result, offset its gross deferred tax benefit with a 100% valuation allowance. In the three months ending September 30, 2012, the Company generated a net income of $4,187,086. Due to the combined effect of not having recorded any deferred tax benefit for the anticipated utilization of net operating losses in prior periods (including the first six months of 2012), and that the taxable income created in the three months ended September 30, 2012 is entirely offset by those net operating losses, there is no current or deferred income tax expense appropriate for the period.

Liquidity and Capital Resources; Going Concern

The Company has had a history of losses. Although the sale of Infinity-Texas relieved the Company of a considerable portion of its current liabilities, the Company continues to have a significant working capital deficit and continues to experience substantial liquidity issues. As also discussed in Note 2 of the Financial Statements, as of December 31, 2011 we were operating under the Fifth Forbearance Agreement with Amegy under the Revolving Credit Facility. We had entered into the Fifth Forbearance under the Revolving Credit Facility as a result of our failure to meet substantially all financial and certain other covenants during 2007, 2008, 2009 and 2010. Under this Agreement, Amegy agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through December 31, 2011.

We continued to operate under the Fifth Forbearance Agreement through February 28, 2012, when definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them were signed. Effective April 13, 2012, the transactions contemplated under these agreements closed and the Company exchanged common stock and Series A and Series B redeemable convertible preferred stock shares in satisfaction of all the outstanding Amegy and Off-Shore debt, related accrued interest and other fees, and the Amegy Warrant. At December 31, 2011 the entirety of the debt and related accruals was classified as current liability on the accompanying consolidated balance sheet and the derivative liability related to the Amegy Warrant was classified as a long-term liability; these balances were no longer outstanding at September 30, 2012.

We conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired on our Nicaraguan Concessions. We issued letters of credit totaling $851,550. We commenced significant activity under the work plan and are waiting for governmental approval of the environmental study. Once the approval is received the minimum cash requirements for the next twelve month period will be $1,894,000 of which $1,634,677 is related to seismic and $259,300 is related to the training and area fees under the concession.

We estimate that we will require approximately $2,480,000 in working capital for the next 12 months, but not including annual salaries of $200,000 to our officers, which we will continue to defer if we do not have sufficient capital, and not including obligations that we owe to third parties. The $2,480,000 includes $1,894,000 for expenditures projected to be required under Sub-period 2 of the Nicaraguan Concessions, which would occur after our receipt of all approvals of the Environmental Impact Assessment, $270,000 in expenditures for direct Nicaragua expenditures not required under the Nicaraguan Concessions and $315,000 in administrative expenditures required to maintain SEC requirements. We can offer no assurances regarding the receipt of such approvals or, if received, their timing.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our significant accounting policies are summarized in the notes to our consolidated financial statements included in Item 1, “Financial Statements,” of this quarterly report.

The application of our accounting policies regarding income taxes and full cost accounting for oil and gas properties and the sale of oil and gas properties are critical to two accounting estimates made in 2011.

As noted above, the Company reflected a $700,000 deferred income tax benefit for the year ended December 31, 2011 in conformity with the Company’s policy for accounting for income taxes. The deferred tax benefit recorded in 2011 reflected anticipated 2012 net earnings as the result of recording of the effects of the agreements signed in February 2012 (effective April 13, 2012) with Amegy and Off-Shore (see Note 3), net of projected 2012 operating expenses, which at the time were interpreted as an estimate that it was more likely than not that the Company would utilize a portion of its deferred tax asset in 2012. When the transactions recording the aforementioned were re-evaluated and recorded in the nine months ended September 30, 2012, it was determined that the recognition of a gain on the exchange of common and preferred shares for the debt and related accruals would not be appropriate. Thus, the deferred tax benefit recognized and reflected in 2011 was applied as a reduction in the amount of additional paid-in capital recorded in the exchange transaction. The remainder of the deferred tax asset at December 31, 2011 and all such deferred tax asset at September 30, 2012 has been reduced to $0 by valuation allowances.

Also, as noted above, in 2011 the Company’s wholly-owned subsidiary, Infinity-Texas, had sold its oil and gas properties in Texas, the cost associated with which were entirely written off in prior periods, in return for a non-interest-bearing note with repayment conditional upon net profit from sales of oil and gas from the properties. Due to the uncertainty of when and in what amount payments on the note would be received, the Company had recorded the note net of a 100% valuation reserve and recognized no gain or loss on this transaction. As of July 31, 2012, the Company sold the entirety of its 100% ownership of stock to an individual. Accounting for this sale included the necessity for Management to estimate the value of any potential contingent liabilities for which the parent entity, Infinity Energy Resources, Inc., might retain financial responsibility. These contingent liabilities have been estimated and recorded and are reflected on the Company’s consolidated balance sheet at September 30, 2012.

At September 30, 2012, and as of December 31, 2011, there have been no material changes or updates to our critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Stanton Ross and Chief Financial Officer, Daniel F. Hutchins evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on the evaluation, Messrs. Ross and Hutchins have concluded that the Company’s disclosure controls and procedures are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which Management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

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

PART II Other Information

ITEM 1. LEGAL PROCEEDINGS

There were no material developments in the material litigation in which the Company is currently involved as set forth in our Registration Statement on Form 10 filed on May 13, 2011 and Amendment No.1 filed on July 1, 2011 and April 4, 2012 except for the following.

The State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, and seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company is in the process of proposing a solution to this and other potential such actions and is in discussion with regulatory authorities in Texas and the current owner of Infinity-Texas toward such a resolution. The officers are held harmless by indemnification provisions of the Company, therefore these liabilities, to the extent they may become actual, are the obligations of the Company.

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	January 10, 2013
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	January 10, 2013
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

