Form 10-K
period 2012-12-31
INFINITY ENERGY RESOURCES, INC
filed 2013-04-01
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital stock, as of the latest practicable date:

Class	Outstanding at March 28, 2013

Preferred Stock, $0.0001 par value	145,016

Common Stock, $0.0001 par value	20,668,575

FORM 10-K

INFINITY ENERGY RESOURCES, INC.

DECEMBER 31, 2012

Note Regarding Forward Looking Statements

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included in this report.

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

As used in this annual report, “Infinity,” the “Company,”“we,” “us” and “our” refer collectively to Infinity Energy Resources, Inc., its predecessors and subsidiaries or one or more of them as the context may require.

Part I

Item 1.	Business.

Overview

Infinity Energy Resources, Inc. is an independent energy company that was engaged in the acquisition, exploration and development of natural gas and oil properties in the United States through our wholly-owned subsidiaries, Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) (sold July 2012) and Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”). We are pursuing an oil and gas exploration opportunity offshore of Nicaragua in the Caribbean Sea. Infinity previously operated in the Fort Worth Basin of north central Texas and Wyoming, and still holds leases in Wyoming; all Texas properties were sold in December 2011.

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

On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by it in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming to Forest Oil Corporation, a New York corporation (“Forest”). During the year ended December 31, 2008, Infinity-Texas property was not cash flowing and operations were scaled back. During the year ended December 31, 2008 the remaining values of the Infinity-Texas and Infinity-Wyoming properties were determined to be uneconomical to operate and as such, were written down to zero. In December 2011, we sold the Texas properties. In July 2012, we sold all or our investment in Infinity-Texas. We are now focused solely on the development of our properties offshore Nicaragua.

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

Since our acquisition of the Nicaraguan Concessions, we have conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over our Perlas and Tyra concession blocks offshore Nicaragua. We issued letters of credit totaling approximately $1.0 million for this initial work on the leases. We commenced significant activity under the initial work plan and are waiting for formal governmental approval of the environmental study. We intend to seek joint venture or working interest partners prior to the commencement of any exploratory drilling operations on the Nicaraguan Concessions.

Recent Developments - Retirement of Debt

Effective February 16, 2011, we entered into a Fifth Forbearance Agreement (the “Fifth Forbearance”) with Amegy Bank (“Amegy”) under which advances of $1,050,000, increased to $1,260,000 on September 12, 2011, were approved. As of December 31, 2011, Amegy had made advances of $1,396,758, which were $136,758 in excess of the approved amount. After December 31, 2011, Amegy had made additional advances of $272,070, for a total of $1,668,828 as of February 28, 2012.

On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore Finance LLC (“Off-Shore”) relating to outstanding debt and other obligations we owed to them. On April 13, 2012, under the terms of these agreements, we issued 130,000 shares of Series A Preferred Stock (the “Series A Preferred”) and 2,000,000 shares of common stock to Amegy and it agreed to cancel a warrant exercisable to purchase 931,561 shares of our common stock that we issued to it in February 2011 in conversion, exchange and payment in full of all debt and other obligations we owed to Amegy. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred Stock (the “Series B Preferred”) in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. As a result of the transactions, we cancelled debt, accrued interest and fees, and the derivative liability recorded relative to the Amegy warrant, all of which totaled $21,833,393 at April 13, 2012. These transactions were recorded in the second quarter of 2012.

Our corporate office is located at 11900 College Boulevard, Suite 310, Overland Park, Kansas 66210. Our telephone number is (913) 948-9512.

Infinity-Texas

Infinity-Texas was engaged in the acquisition, exploration, development and production of natural gas in the Fort Worth Basin of north central Texas. Infinity-Texas, a Delaware corporation with its headquarters located in Overland Park, Kansas, was sold by us on July 31, 2012.

Infinity-Texas was formed in June 2004 to acquire, explore, develop and produce natural gas from the Barnett Shale formation and other producing formations in the Fort Worth Basin. The Barnett Shale is a marine shale formation that is natural gas bearing at depths believed to range from 1,000 to 8,500 feet and is believed to be ubiquitous across the Fort Worth Basin.

During the year ended December 31, 2008, Infinity-Texas property was not cash flowing and operations were scaled back. The main salt water disposal well was struck by lightning in April, 2009 and we made the decision to cease operations under the force majeure clause of the leases. During the year ended December 31, 2008, the remaining value of the Infinity-Texas and Infinity-Wyoming properties were determined to be uneconomical to operate and, as such, were written down to zero. In December 2011, we signed an agreement to sell the Texas properties for $1,000,000. The buyers issued us a non-interesting bearing note with a four-year term, payable from the buyer’s net profits from oil and gas sales from the property, with payments to commence after the buyer’s repayment of start-up funding. Due to uncertainty as to timing and amounts of repayments, the note receivable was recorded net of a 100% valuation allowance.

On July 31, 2012, we sold 100% of the stock of Infinity-Texas to an individual who was the sole owner of the LLC that purchased the Infinity-Texas properties in December 2011. The purchase price was $1. By purchasing the stock the buyer assumed all the liabilities of Infinity-Texas as of that date, which aggregated $5,152,111. We believed that we might retain certain contingent liabilities related to reclamation of the properties, and estimated these to be $780,000. A gain on the sale of Infinity-Texas was recorded in the amount of $4,372,111 and is included in consolidated statement of operations for the year ended December 31, 2012.

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

We previously entered into four separate forbearance agreements resulting from our breach of certain covenants in the Loan Agreement. Effective as of February 16, 2011, we entered into the Fifth Forbearance Agreement under the Loan Agreement. The Fifth Forbearance related to the breach by us and Guarantors of (i) substantially all financial covenants set forth in Section 8 of the Loan Agreement and (ii) certain covenants set forth in Section 7 of the Loan Agreement (the “Existing Defaults”). Under the Fifth Forbearance, the borrowing base remained the same. The borrowing base was not subject to redetermination by Amegy during the period from January 31, 2010 to December 31, 2011 (the “Forbearance Period”). The borrowing base deficiency had to be cured by the end of the Forbearance Period through the sale of assets, refinancing of the loan, or some other means of raising capital. Under the Fifth Forbearance, Amegy agreed to forebear from exercising any remedies under the Loan Agreement and related loan documents and to waive the Existing Defaults for the Forbearance Period, unless otherwise extended or earlier terminated by Amegy due to a further default under the Loan Agreement. In connection with the Fifth Forbearance, the maturity date of the Loan Agreement and related note was extended to December 31, 2011.

During the Forbearance Period, the interest rate continued at the stated rate plus the applicable margin, which is 5.5% at December 31, 2011 as set forth under the revolving note, and certain operating and financial limitations remain in place. In addition, under the Fifth Forbearance Amegy agreed, upon the request of the Company, to issue one or more letters of credit in an amount not to exceed $850,000 as security for the Company’s obligations with respect to the Nicaragua Concessions.

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

Retirement of Debt. On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Under these documents, we agreed to issue 130,000 shares of Series A Preferred and 2,000,000 shares of common stock to Amegy and it agreed to cancel a warrant exercisable to purchase 931,561 shares of our common stock that we issued to it in February 2011 in conversion, exchange and payment in full of all debt and other obligations we owed to Amegy. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. The transactions with Amegy and Off-Shore closed on April 13, 2012. As a result of the transactions, we cancelled debt, accrued interest and fees, and the derivative liability recorded relative to the Amegy warrant, all of which totaled $21,883,393 at April 13, 2012.The transactions were recorded in the second quarter of 2012.

The Series A Preferred and Series B Preferred accrue a 6% dividend per annum and are convertible into common stock at a price of $6.50 per share. Both series of Preferred Stock automatically convert into common stock if the average of the closing prices of the common stock for 30 consecutive trading days equals at least $7.50 per share. We have the right to redeem both series of Preferred Stock at any point for an amount equal to their issue price of $100 per share plus all accrued and unpaid dividends. Commencing January 1, 2013, the Series A Preferred will vote with the common stock on all matters presented to the holders of the common stock with the number of votes equal to the number of shares of common stock issuable upon conversion of the Series A Preferred. Beginning January 1, 2014, the Series A Preferred shareholder will have a majority vote on all such matters and the right to elect a majority of the Board of Directors, if the Series A Preferred has not been redeemed or converted into common stock. Neither series of Preferred Stock is transferrable for 180 days after issuance.

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

EXPLORATION AND PRODUCTION

Nicaragua Oil and Natural Gas Concession

Preliminary analyses and interpretation of available 2-D seismic data by independent consultants has revealed that the Nica-Tinkham Ridge, the single most important structure in the basin, traverses both of the blocks (Tyra and Perlas) in Infinity’s offshore concessions and controlled the deposition of Eocene and possibly younger reef systems. Such preliminary analyses have identified four prospects covering a total of over 547 square miles. The Company’s consultants, Brazilian-based Consultoria em Geologia Geofísica e Informática do Petróleo LTDA (“CGGIP”) and its senior geological consultant, Luciano Seixas Chagas, working in concert with Thompson & Knight Global Energy Services LLC, are building a credible model suggesting that the Eocene geologic zone alone has a potential that hydrocarbons could be present, based upon certain assumptions involving porosity, saturation, recovery and other parameters. This model is also subject to the complex geology of the region and the fact that the reef system has never been drilled. While 2-D seismic data is not sufficient to identify or evaluate prospects in the deeper Cretaceous zone, we and our consultants continue to believe that Cretaceous, as well as Eocene, hydrocarbons could be present within the Nicaraguan Concessions, although we can offer no assurances in this regard.

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

In April 2011, we filed with the Nicaraguan government an Environmental Impact Assessment (“EIA”) covering proposed seismic activities on our Nicaraguan Concessions. The filing of the EIA will be followed by a comment period during which there will be interaction between us the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest to the Nicaraguan Concessions. After the EIA has been formally approved by the Nicaraguan government, we expect to be cleared to commence 2-D and 3-D seismic mapping activities in the area, although we can offer no assurances in this regard.

As of December 31, 2012 and March 28, 2013, the Company is in Sub-Period 1 for both Perlas and Tyra. The Company is awaiting notification of final approval of the EIA by the Nicaraguan government before proceeding to Sub-Period 2. In accordance with the concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expiring March 2013) and $408,450 for Tyra (expiring September 2013). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” both for 2011 and 2012 and, in early 2013, for that year. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements.

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

Our business strategy includes highly competitive oil and natural gas exploration, development and production. We face intense competition from a large number of independent exploration and development companies as well as major oil and gas companies in a number of areas such as:

●	Obtaining financing to pursue our Nicaraguan Concessions;

●	Seeking to acquire the services, equipment, labor and materials necessary to explore, operate and develop those properties.

Many of our competitors have financial and technological resources substantially exceeding those available to us. We cannot be sure that we will be successful in developing and operating profitable properties in the face of this competition.

Government Regulation of the Oil and Gas Industry

In April 2011, we filed with the Nicaraguan government an Environmental Impact Assessment (“EIA”) covering proposed seismic activities on our Nicaraguan Concessions. The filing of the EIA will be followed by a comment period during which there will be interaction between us, the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest to the Nicaraguan Concessions. After the EIA has been formally approved by the Nicaraguan government, we expect to be cleared to commence 2-D and 3-D seismic mapping activities in the area, although we can offer no assurances in this regard.

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

Our business will also be subject to laws and regulations promulgated by federal and local authorities, including the Ministry of Energy and Mines, relating to the exploration for, and the development, production and marketing of, crude oil and natural gas, as well as safety matters. Legal requirements may be frequently changed and subject to interpretation and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our future operations in Nicaragua. In such event, we may be required to make significant expenditures to comply with governmental laws and regulations.

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

Environmental and Land Use Regulation

Various federal, state and local laws and regulations relating to the protection of the environment affect our operations and costs. The areas affected include:

●	unit production expenses primarily related to the control and limitation of air emissions, spill prevention and the disposal of produced water;

●	capital costs to drill development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes;

●	capital costs to construct, maintain and upgrade equipment and facilities;

●	operational costs associated with ongoing compliance and monitoring activities; and

●	exit costs for operations that we are responsible for closing, including costs for dismantling and abandoning wells and remediating environmental impacts.

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

Title to Properties

The Company has sold domestic acreage and leases related to Infinity-Texas. Currently domestic acreage and leases of Infinity-Wyoming may be lost due to nonproduction. For the year end December 31, 2008, the remaining value of the Infinity-Texas and Infinity-Wyoming properties were determined to be uneconomical to operate and as such, we wrote them down to zero value.

Operating Hazards and Insurance

The oil and natural gas business involves a variety of operating risks. We were unable to maintain insurance against such potential risks and losses.

In addition, pollution and environmental risks are not insured. If a significant accident or other event occurs not covered by insurance, it could adversely affect us.

Employees

On December 31, 2012, we had two employees, whose salaries we have deferred. We also use outside contractors to perform services.

Exploration and Development

We incurred exploration expenditures on our Nicaraguan Concessions in the fiscal years ended December 31, 2012 and 2011 of $581,723and $731,347, respectively.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

This section is an explanation and detail of some of the relevant project groupings from our overall inventory of projects and prospects. Our principal focus is our Nicaraguan Concessions, which are located in the Caribbean Sea, offshore Nicaragua.

Nicaragua

Subsequent to being awarded two concessions in 2003, we negotiated a number of key terms and conditions of an exploration and production contract covering the approximate 1.4 million acre Tyra (approximately 826,000 acres in the north) and Perlas (approximately 560,000 acres in the south) concession areas offshore Nicaragua. The contract, which was finalized in May 2006, contemplates an exploration period of up to six years with four sub-phases and a production period of up to 30 additional years (with a potential five-year extension). We have completed and submitted an environmental study and to develop geological information from the reprocessing and additional evaluation of existing 2-D seismic data to be acquired over the Perlas and Tyra concession blocks. We are awaiting approval of the environmental studies by the responsible agency of the Nicaraguan government.

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

Proved Reserves Reporting

We had no proved reserves as of December 31, 2012 and 2011.

Production, Prices and Production Costs

We had no production during the years ended December 31, 2012 or 2011.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the costs we incurred in the purchase of proved and unproved properties and in development and exploration activities in Nicaragua:

	2012	2011
Property acquisition costs
Proved	$-	$-
Unproved	-	-
Total property acquisition costs	-	-
Development costs	-	-
Exploration costs	581,723	731,347
Total costs	$581,723	$731,347

There were no development, exploration or acquisition costs incurred during 2012 and 2011 on our domestic properties.

Drilling Activity

We had no drilling activity during the years ended December 31, 2012 or 2011.

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases we held as of December 31, 2012. Developed acreage is acreage assigned to producing wells for the spacing unit of the producing formation. Domestic acreage may be lost due to nonproduction. For the year end December 31, 2008 the remaining value of Infinity-Texas and Infinity-Wyoming were written down to zero due to uneconomical operating conditions and in 2011 the Infinity-Texas properties were sold.

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

As of December 31, 2012 and March 28, 2013, the Company is in Sub-Period 1 for both Perlas and Tyra. The Company has provided Environmental Impact Studies to the Nicaraguan Ministry of Energy effective April 2011 and is awaiting approval of these studies before proceeding to Sub-Period 2. In accordance with the concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expiring March 2013) and $408,450 for Tyra (expiring September 2013). The Company has also made all required expenditures related to the concessions for training programs and as “area fees,” both for 2011 and 2012 and, in early 2013, for that year. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements.

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	2	- Environmental Impact Study - Acquisition & interpretation of 333km of new 2D seismic - Acquisition, processing & interpretation of 667km of new 2D seismic (or equivalent in 3D)	26 km2	$443,100
Sub-Period 2 Optional	1	- Acquisition, processing & interpretation of 200km2 of 3D seismic	53 km2	$1,356,227
Sub-Period 3 Optional	1	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	80 km2	$10,220,168
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,397,335

Minimum Work Program – Tyra

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	1.5	- Environmental Impact Study - Acquisition & interpretation of 667km of existing 2D seismic - Acquisition of 667km of new 2D seismic (or equivalent in 3D)	26 km2	$408,450
Sub-Period 2 Optional	0.5	- Processing & Interpretation of the 667km 2D siesmic (or equivalent in 3D) acquired in the previous sub-period	40 km2	$278,450
Sub-Period 3 Optional	2	- Acquisition, processing & interpretation of 250km2 of new 3D seismic	160 km2	$1,818,667
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,418,667

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block
Area Fee	Yr 1-3 Yr 4-7 Yr 8 fwd	$0.05/hectare $0.10/hectare $0.15/hectare
Royalties	Recovery Factor 0 – 1.5 1.5 – 3.0 >3.0	Percentage 5% 10% 15%
Natural Gas Royalties	Market value at production	5%
Corporate Tax	Rate no higher than 30%
Social Contribution	3% of the net profit (1.5% for each autonomous region)
Investment Protection	ICSID arbitration OPIC insurance

Delivery Commitments

In June 2005, Infinity-Texas entered into a long-term gas gathering contract for natural gas production from its properties in Erath County, Texas, under which Infinity-Texas was to pay a gathering fee of $0.35 per Mcf gathered to LDH Gas Development, L.P (LDH). The contract contains minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. The aggregate amount owing related to the shortfalls was $2,845,458 (which had been entirely accrued prior to 2011). In July 2012, the Company sold 100% of the common stock of Infinity-Texas for $1. By purchasing such stock the buyer assumed all of the Infinity-Texas liabilities (see Note 8). As a result, the LDH liability is no longer a Company obligation after that date. The amount of the liability is presented in the accompanying consolidated balance sheets as an element of “current liabilities of discontinued operation” at December 31, 2011.

Item 3.	Legal Proceedings.

We are involved in the following material litigation:

Exterran Energy Solutions, L.P. f/k/a Hanover Compression Limited Partnership, filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and is claiming breach of contract for failure to pay amounts due. The Company has recorded the full amount claimed in this matter, including attorney fees and the liability of $445,521 is included in accrued liabilities of the Company at both December 31, 2012 and 2011.

LDH Gas Development, L.P. filed an action in the District Court of Harris County, Texas in 2010 against Infinity Oil and Gas of Texas, Inc. In May 2005 LDH Gas Development, L.P. entered into a Gas Purchase Agreement with Infinity Oil and Gas of Texas, Inc. In the agreement, LDH agreed to purchase specified quantities of gas from leasehold interests held by Infinity that are located close to LDH’s Gathering System, and is claiming breach of gas purchase agreement for failure to meet minimum quantities of gas. Infinity-Texas accrued $2,845,458 for these liabilities in 2009. The Company sold 100% of the stock of Infinity-Texas on July 31, 2012. Such liabilities were included within “current liabilities of discontinued operation” as of December, 31, 2011. The liability ceased to be an obligation of the Company as of the date of the sale.

Item 4.	Mine Safety Disclosures.

Not applicable.

 PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Infinity’s common stock trades on the Over- the-Counter QB Tier Market (OTCQB) under the symbol “IFNY.PK.” The following table sets forth the high and low closing bid prices for Infinity’s common stock as reported by the OTCQB. The closing price of the common stock on March 28, 2013 was $ 1.81 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2011	High	Low
1st Quarter	$2.90	$0.85
2nd Quarter	2.85	1.71
3rd Quarter	1.79	1.00
4th Quarter	1.83	0.78

Year Ended December 31, 2012	High	Low
1st Quarter	1.90	1.29
2nd Quarter	1.70	1.16
3rd Quarter	1.80	1.10
4th Quarter	2.29	1.63

Holders of Common Stock

At December 31 2012, there were approximately 133stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

In May 2006, the our stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of our common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by our Board of Directors and generally expire ten years after the date of grant. As of December 31, 2012 and 2011, 148,463 shares were available for future grants under all plans.

 The following table sets forth certain information regarding our stock option plans as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	903,500	$2.92	148,463
Options grants not issued under a plan approved by stockholders	2,400,000	4.64	n/a

Total	3,303,500	$4.17	148,463

Recent Issuances of Unregistered Securities

There have been no sales of unregistered securities during the fiscal years ended December 31, 2012 and 2011 except for the issuance of shares of common stock and Series A Preferred Stock and Series B Preferred Stock in April 2012 in satisfaction of certain indebtedness and issuance of common stock purchase warrants in August 2012 in connection with a short-term credit facility of $250,000 See Item 1, “Business – Recent Developments – Retirement of Debt and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources: Going Concern.”

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the risk factors described below.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) while we have retired our obligations to Amegy and Off-Shore, we still have substantial obligations to a number of third parties, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders, including Amegy; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxii) possible issuance of common stock subject to the Series A Preferred, Series B Preferred, options and warrants may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital, including conversion of the Series A Preferred (held by Amegy) and Series B Preferred (held by Off-Shore); (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) Amegy, as the holder of the Series A Preferred, has voting rights through which it could control our Board of Directors and affairs; and (xxiv) indemnification of our officers and directors.

The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this annual report on Form 10-K. Infinity follows the full-cost method of accounting for oil and gas properties. See “Summary of Significant Accounting Policies,” included in Note 1 to the Consolidated Financial Statements for the Years Ended December 31, 2012 and 2011.

The Company is engaged in the acquisition and exploration of oil and gas properties offshore Nicaragua in the Caribbean Sea.

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

During the year ended December 31, 2008, Infinity-Texas property was not cash flowing and operations were scaled back. The main salt water disposal well was struck by lightning in April 2009 and we made the decision to cease operations under the force majeure clause of the leases. During the year ended December 31, 2008 the remaining value of the Infinity-Texas and Infinity-Wyoming properties were determined to be uneconomical to operate and as such, were written down to zero value. In December 2011, we signed an agreement to sell the Texas properties for $1,000,000. The buyer issued us a non-interest bearing note with a four-year term, payable from the buyer’s net profits from oil and gas sales from the property, with payments to commence after the buyer’s repayment of start-up funding. Due to uncertainty as to timing and amounts of repayments, the note receivable was recorded net of a 100% valuation allowance. We sold our investment in Infinity-Texas in July 2012 and this note is no longer our asset.

2012 Operational and Financial Objectives

Corporate Activities

On April 14, 2011, we announced that we had completed and filed with the Nicaraguan government the Environmental Impact Assessment (“EIA”) covering proposed seismic activities on the 1.4 million-acres in our Nicaraguan Concessions. The filing of the EIA will be followed by a “comment period” during which there will be interaction among Infinity; the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest the Nicaraguan Concessions. During this process, we will continue to maintain our relationship with the autonomous regions. After the EIA has been formally approved by the Nicaraguan government, Infinity expects to be cleared to commence 3-D seismic mapping activities in the area, although no assurances can be offered in this regard.

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

For the Years Ended December 31, 2012 and 2011

Results of Operations

Infinity generated net income applicable to common shareholders of $894,570, or $0.04 per share, for the year ended December 31, 2012 compared to a net loss of $(3,529,599), or $(0.19) per share, for the year ended December 31, 2011.In 2012, the Company issued Series A and Series B redeemable convertible preferred stock effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the preferred shares from April 13 to December 31, 2012 (which represents value attributable to holders of the preferred rather than common stock) decreases the Company’s net income of $2,904,958 to arrive at net income applicable to common shareholders.

The Company’s consolidated statements of operations for both 2012 and 2011 segregate the operating expenses of the Company’s formerly 100% owned subsidiary, Infinity-Texas, which was sold in its entirety effective July 31, 2012, as “Loss of discontinued operation.” See Note 10 to the consolidated financial statements. A gain on that sale in the amount of $4,372,111 is included as “gain on sale of discontinued operation” for 2012.

Revenue

The Company had no revenues either 2012 or 2011. It focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses

The Company had no operating expenses in either 2012 or 2011. The Company sold its investment in Infinity-Texas in July 2012 (see above) and had sold the Texas properties in December 2011. The Company believes, however, that it may continue to have obligations relative to reclamation costs for its Wyoming properties and for Texas properties through the date of the sale of Infinity-Texas (see Note 10). It continues to record asset recovery liability accretions on the Wyoming properties and has recorded a potential liability related to Texas reclamation costs of $780,000 in 2012, which reduced the recognized gain on the sale of Infinity-Texas.

The Company has no domestic exploration and development activities in order to conserve cash. It is not actively working on any domestic property.

General and Administrative Expenses

General and administrative expenses of $921,345 for the year ended December 31, 2012 decreased slightly from those in 2011, which were $944,715. The Company has two officers but no employees. Office services (for which payment is deferred) are provided by the CFO’s accounting firm; charges for those services increased from $193,108 in 2011 to $262,501 in 2012, and consist primarily of accounting and administration fees. Other professional fees (auditing and legal) decreased in aggregate from $285,043 in 2011 to $259,039 in 2012, reflecting higher costs included in 2011 associated with the Company’s re-establishing itself as a reporting company under the Securities Exchange Act of 1934, as amended. Officer salaries ($351,056 in 2011 and $332,101 in 2012) reflected deferred salary amounts of $150,000 in both years plus values attributed to stock options awarded to officers ($201,056 in 2011 and $182,101 in 2012).

Other income (expense)

Interest expense net of amounts capitalized to oil and gas properties decreased from $3,035,511 for the year ended December 31, 2011 to $407,930 in 2012. This significant decrease was entirely attributable to the fact that all debt due Amegy and Off-Shore outstanding for the entire period in 2011 was satisfied effective April 13, 2012 by the issuance of common stock and Series A and B redeemable convertible preferred stock (see Note 3). Also, the 2011 period reflected the accrual of forbearance fees due Amegy for the entire period and the accrual of such fees ceased effective December 31, 2011. No forbearance fees were reflected within the comparative 2012 period. The 2012 period also includes interest expense and debt discount amortization related to notes payable to a related party and a vendor law firm (in satisfaction of a portion of legal fees) entered into August and November 2012, respectively.

The fair value of the Company’s derivative liability, related to the Amegy Warrant (cancelled effective April 13, 2012) (see Note 3), decreased during 2012, resulting in an increase to other income item in the amount of $118,685. In addition to this, a derivative liability created in 2012 related to warrants issued to the related party holder of the Company’s short-term note payable, also decreased in value in the amount of $6,146 combining for a $124,831 other income item for the 2012 period. During the year ended December 31, 2011, the Amegy Warrant derivative liability increased from its February 2011 issuance date through December 31, 2012 by the amount of $65,137, resulting in an other expense item. These derivative values, which are required to be presented in accordance with generally accepted accounting principles, primarily reflect the liability associated with remaining life of the related warrants with changes in fair value being principally impacted by the volatility of the Company’s stock price.

Income Tax

The Company recognized a deferred tax asset on its consolidated balance sheet as of, and a corresponding deferred tax benefit on its consolidated statement of operations for the year ended, December 31, 2011, in the amount of $700,000. This benefit related to the anticipated use of net operating losses to offset taxable income triggered by the transaction with Amegy and Off-Shore that closed in April 2012 (see Note 3). As recorded, the Company did not realize any gain in association with the transaction, and the deferred tax asset set up at December 31, 2011 was applied as a reduction in additional paid-in capital during 2012 in recording the debt cancellation and related transactions.

For the year ended December 31, 2012, the Company realized net income. This net income for tax reporting purposes, is effectively entirely offset by net operating losses created in prior periods. However, the excess of debt forgiven by creditors over the fair value of common and Series A and B redeemable, convertible preferred stock issued in exchange, recorded as an addition to additional paid-in capital for financial reporting purposes (see Note 3), is subject to current income taxation. The estimated tax related to this amount, $150,000, is accrued as a current tax expense in 2012. The income for 2012 is entirely attributable to gain recognized relative to the sale of Infinity-Texas, a non-recurring event, and the Company’s consolidated statement of operations reflects an operating loss for 2012. After its sale of Infinity-Texas in 2012, the Company continues to carry a net operating loss carryforward, available to offset future taxable income. The Company anticipates operating losses and additional tax losses for the foreseeable future and does not anticipate utilization of its tax loss carryforward. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforward, any deferred tax asset at December 31, 2012 which resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Liquidity and Capital Resources; Going Concern

The Company has had a history of losses. Although the sale of Infinity-Texas relieved us of a considerable portion of our current liabilities, we continue to have a significant working capital deficit and continues to experience substantial liquidity issues. As also discussed in Note 2 of the Financial Statements, as of December 31, 2011 we were operating under the Fifth Forbearance Agreement with Amegy under the Revolving Credit Facility. We had entered into the Fifth Forbearance under the Revolving Credit Facility as a result of our failure to meet substantially all financial and certain other covenants during 2007, 2008, 2009 and 2010. Under this Agreement, Amegy agreed to forebear from exercising any remedies under the Revolving Credit Facility, the revolving note and the related loan documents and to temporarily waive the covered events of default through December 31, 2011.

We continued to operate under the Fifth Forbearance Agreement through February 28, 2012, when we entered into definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Effective April 13, 2012, the transactions contemplated under these agreements closed and we issued shares of common stock and Series A Preferred and Series B in satisfaction of all the outstanding Amegy and Off-Shore debt, related accrued interest and other fees, and the Amegy Warrant. At December 31, 2011 the entirety of the debt and related accruals was classified as current liability on the accompanying consolidated balance sheet and the derivative liability related to the Amegy Warrant was classified as a long-term liability; these balances were no longer outstanding at December 31, 2012.

During 2012 we borrowed $250,000 under a short-term credit facility with a related party. We issued an interest-bearing note and common stock purchase warrants in connection with the facility. Although we repaid this debt when it matured in February 2013, we have entered into other short-term credit facilities in the first quarter of 2013 to meet certain obligations and provide working capital.

We conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired on our Nicaraguan Concessions. We issued letters of credit totaling $851,550. We commenced significant activity under the work plan and are waiting for governmental approval of the environmental study. Once the approval is received the minimum cash requirements for the next twelve month period will be $1,894,000 of which $1,634,677 is related to seismic and $259,300 is related to the training and area fees under the Nicaraguan Concession.

We estimate that we will require approximately $2,480,000 in working capital for the next 12 months. Such figure does not include annual salaries of $200,000 to our officers, which we will continue to defer if we do not have sufficient capital or we have obligations that we owe to third parties. The $2,480,000 includes $1,894,000 for expenditures projected to be required under Sub-period 2 of the Nicaraguan Concessions, which would occur after our receipt of all approvals of the Environmental Impact Assessment, $270,000 in expenditures for direct Nicaragua expenditures not required under the Nicaraguan Concessions and $315,000 in estimated administrative expenditures required to satisfy SEC reporting requirements. We can offer no assurances regarding the receipt of such approvals or, if received, their timing.

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

The application of our accounting policies regarding full cost accounting for oil and gas properties, accounting for the cancellation of debt by exchange of equity securities (Note 3), and accounting for issues surrounding the sale of our subsidiary, Infinity-Texas (Note 10) are critical to two accounting estimates made in 2012.

The Company follows the full cost method of accounting for exploration and development activities and capitalizes direct costs, overhead costs and interest related to such activities. All of the Company’s investment in such costs at December 31, 2012 and 2011 relate to unproved properties that relate to the Nicaraguan Concessions. Management must assess at least annually to ascertain whether impairment of the recorded values has occurred, which involves evaluation of estimates of lease terms for the properties; geographic and geologic data obtained, and estimated future net revenues. For the Nicaraguan Concessions this involves considering terms of the government concessions, status of ongoing environmental study, evaluation of seismic data, and plans to seek industry participation in future exploration and development.

The Company in April 2012 executed agreements cancelling debt, accrued interest and related fees, and a derivative warrant liability, in exchange for issuing common and convertible preferred stock. The determination of the fair value of the equities exchanged relative to the carrying value of the obligations required estimation of the fair value of the equities and determining proper accounting. The common stock was recorded at the fair value based on the closing price of the Company’s stock on April 13, 2012, the date the agreement was effective. The preferred shares, which have both conversion and redemption privileges, as well as voting rights, have been treated as mezzanine securities. The fair value at which they were recorded required estimating when conversion might occur and consideration of an appropriate rate of return to assume in discounting conversion value back to the issue date.

The sale of Infinity-Texas on July 31, 2012 resulted in the recording of a gain attributable to the effective assumption of Infinity-Texas’ liabilities by the purchaser of its stock. After the sale date but before year-end, the State of Texas filed a lawsuit naming Infinity-Texas, the Company, and its officers, relating to recovery of reclamation costs related to a single well, and related administrative expenses and penalties. The officers of the Company are indemnified by the Company against claims and liabilities they might incur as a result of their positions. Therefore, any liabilities which might result from this litigation and the extension of its claims to other Texas wells would be the obligations of the Company. Management made an estimate of the possible exposure the Company might have from this litigation and as it might pertain to other properties, and set aside that amount as a reduction in gain otherwise recognizable on the sale of Infinity-Texas and as a liability on the Company’s balance sheet. This estimate was $780,000 and was recorded as “officer indemnification liability.” A settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103 has been negotiated with the Texas Attorney General and that amount has been paid. Certain performance obligations remain which must be satisfied before August 1, 2013 in order to finally settle and dismiss the matter. The remaining balance of the original estimate, as reduced by the settlement payment, remains a liability at December 31, 2012 pending satisfactory performance of the performance obligations and their acceptance by the State of Texas.

As of and for the year ended December 31, 2012, there have been no material changes or updates to our critical accounting policies.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our business is seasonal in nature.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Infinity Energy Resources, Inc.

Consolidated Financial Statements

and Accompanying Notes

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infinity Energy Resources, Inc. and Subsidiaries

Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Infinity Energy Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Energy Resources, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, has no on-going operations, and has a significant working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EKS&H LLLP

Denver, Colorado

April 1, 2013

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Current assets
Cash and cash equivalents	$32,721	$217
Current assets of discontinued operation	-	2,992
Prepaid expenses	3,131	7,500
Deferred income tax	-	700,000
Total current assets	35,852	710,709

Oil and gas properties, using full cost accounting - unproved	4,425,803	3,844,080

Other asset - deposit	5,000	-
Total assets	$4,466,655	$4,554,789

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Revolving credit facility to bank	$-	$11,407,252
Current portion, subordinated note payable to related party, net of discount of $83,088 at December 31, 2011	-	1,186,353
Accrued interest on subordinated note	-	232,112
Accounts payable	1,109,915	1,067,310
Accrued liabilities	3,361,583	2,692,073
Income tax liability	150,000	-
Accrued interest and fees – bank and other	167,457	8,156,254
Current liabilities of discontinued operation	-	4,703,055
Officer indemnification liability	734,897	-
Current portion of asset retirement obligations	432,027	432,027
Note payable to related party, net of discount of $15,686	234,314	-
Total current liabilities	6,190,193	29,876,436

Long-term liabilities
Note payable, net of discount of $36,109	176,291	-
Asset retirement obligations, less current portion	549,079	465,533
Long-term liabilities of discontinued operation	-	389,759
Derivative liabilities	42,508	600,763
Total long-term liabilities	767,878	1,456,055

Total liabilities	6,958,071	31,332,491

Redeemable, convertible preferred stock, par value $0.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series A, 130,000 shares issued and outstanding at September 30, 2012, none at December 31, 2011, liquidation preference $13,000,000 plus undeclared dividends of $559,000	11,539,734	-
Series B (related party), 15,016 shares issued and outstanding at September 30, 2012, none at December 31, 2011, liquidation preference $1,501,600 plus undeclared dividends of $64,569	1,320,488	-

Commitments and contingencies (Note 8)

Stockholders’ deficit
Common stock, par value $0.0001, authorized 75,000,000 shares; issued and outstanding 20,668,575 and 18,668,575 shares at December 31 2012 and 2011, respectively	2,066	1,866
Additional paid-in capital	88,843,628	80,322,722
Accumulated deficit	(104,197,332)	(107,102,290)
Total stockholders’ deficit	(15,351,638)	(26,777,702)

Total liabilities and stockholders’ deficit	$4,466,655	$4,554,789

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years
	Ended December 31,
	2012	2011

Operating expenses
General and administrative expenses	$921,345	$944,715
Accretion expense	83,546	75,953
Total operating expenses	1,004,891	1,020,668

Operating loss	(1,004,891)	(1,020,668)

Other income (expense)
Interest expense, net of capitalization	(407,930)	(3,035,511)
Change in derivative fair value	124,831	(65,137)
Other	33,126	246
Total other expense	(249,973)	(3,100,402)

Loss from continuing operations before income taxes	(1,254,864)	(4,121,070)
Income taxes related to continuing operations
Current income tax expense	(150,000)	-
Deferred income tax benefit	-	700,000
Total income taxes	(150,000)	700,000

Net loss from continuing operations	(1,404,864)	(3,421,070)
Loss of discontinued operation	(62,289)	(108,529)

Gain on sale of discontinued operation	4,372,111	-
Net income (loss)	2,904,958	(3,529,599)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	(623,569)	-

Accretion of Series A and B redeemable, convertible preferred stock	(1,386,819)	-
Income (loss) applicable to common shareholders	$894,570	$(3,529,599)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(.18)	$(.18)
Loss from discontinued operation	.00	(.01)
Gain on sale of discontinued operation	.22	.00
Basic and diluted net income (loss) per share	$.04	$(.19)

Weighted average shares outstanding--basic and diluted	20,104,191	18,668,575

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	18,668,575	$1,866	$80,107,816	$(103,572,691)	$(23,463,009)

Stock-based compensation	-	-	214,906	-	214,906

Net loss	-	-	-	(3,529,599)	(3,529,599)

Balance, December 31, 2011	18,668,575	$1,866	$80,322,722	$(107,102,290)	$(26,777,702)

Issuance of common stock	2,000,000	200	2,979,800	-	2,980,000

Stock-based compensation	-	-	197,936	-	197,936

Accretion of Series A and B redeemable, convertible preferred stock	-	-	(1,386,819)	-	(1,386,819)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(623,569)	-	(623,569)

Excess of debt forgiven by creditors over fair value of common and redeemable, convertible preferred Series A and B stock issued in exchange (Note 3) net of tax of $700,000	-	-	7,353,558	-	7,353,558

Net income	-	-	-	2,904,958	2,904,958

Balance, December 31, 2012	20,668,575	$2,066	$88,843,628	$(104,197,332)	$(15,351,638)

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$2,904,958	$(3,529,599)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of discontinued operation	(4,372,111)	-
Amortization of debt discount, net of capitalized amounts of $62,316 in 2012 and $200,546 in 2011	58,066	602,475
Accretion of asset retirement obligation	83,546	75,953
Accretion of asset retirement obligation within discontinued operation	17,736	32,928
Excess of open account amount over fair value of note given in exchange	(40,435)
Deferred income tax benefit	-	(700,000)
Stock-based compensation	197,936	214,906
Change in fair value of derivative liability	(124,831)	65,137
Change in operating assets and liabilities
Decrease (increase) in prepaid expenses and other	4,369	(3,167)
Increase in accounts payable and accrued liabilities	1,090,857	2,747,324
Increase in income tax liability	150,000	-
Decrease in officer indemnification liability	(45,103)	-
Increase in current liabilities of discontinued operation	44,553	(6,930)
Net cash used in operating activities	(30,459)	(500,973)

Cash flows from investing activities
Increase in deposit	(5,000)	-
Investment in oil and gas properties	(454,107)	(419,601)
Net cash used in investing activities	(459,107)	(419,601)

Cash flows from financing activities
Proceeds from debt and subordinated note payable	522,070	1,396,758
Repayment of notes	-	(232,464)
Payment of hedge termination fees	-	(56,084)
Loan commitment fees paid with debt proceeds	-	(21,000)
Checks written in excess of cash	-	(166,419)
Net cash provided by financing activities	522,070	920,791

Net increase in cash and cash equivalents	32,504	217

Cash and cash equivalents
Beginning	217	-
Ending	$32,721	$217

Supplemental noncash disclosures
Noncash capitalized overhead and interest	$127,616	$311,746
Noncash transaction: debt, subordinated note payable and related accrued interest and other fees satisfied by issuance of Common and Series
A and B Preferred shares	21,883,393	-

See Notes to Consolidated Financial Statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

We are engaged in the exploration of the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions”).

Basis of Presentation

The consolidated financial statements include the accounts of Infinity Energy Resources, Inc. and its wholly-owned subsidiaries, Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) and Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”) in 2011. The Company sold the stock of Infinity-Texas effective July 31, 2012 (see Note 10). The operating results and the assets and liabilities of Infinity-Texas are included as those of a discontinued operation in the accompanying consolidated statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Although the cash outflow necessary to pay Amegy has been eliminated under terms of the Stock Purchase Agreement, the Company is still in need of additional capital to meet its obligations under the Nicaraguan Concessions, and is seeking sources of additional equity or debt financing. There can be no assurance that the Company will be able to obtain such capital or obtain it on favorable terms.

The Company has classified the entire balance outstanding under the Revolving Credit Facility at December 31, 2011 as a current liability in the accompanying Consolidated Balance Sheets.

The Company conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over its Nicaraguan Concessions. It issued letters of credit totaling $851,550 for this initial work on the leases. The Company commenced certain activity under the initial work plan and is waiting for governmental approval of the environmental study. The Company intends to seek joint venture or working interest partners prior to the commencement of any exploration or drilling operations on the Nicaraguan Concessions. There can be no assurance that it will obtain such partners or obtain them on terms favorable to the Company.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

As reflected in the accompanying Consolidated Statements of Operations, with the exception of the gain reported in the third quarter of 2012 on the sale of Infinity-Texas, the Company has had a history of losses. In addition, the Company has a significant working capital deficit and currently experiences substantial liquidity issues. As discussed in Note 2 and below, the Company through December 31, 2011operated under forbearance facilities with Amegy related to the Revolving Credit Facility with that bank.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and seismic costs) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to exploration and development activities is also capitalized. In the years ended December 31, 2012 and 2011, the Company capitalized direct costs, overhead costs and interest as follows:

	For the Years
	Ended December 31,
	2012	2011

Direct costs	$454,107	$419,601
Overhead costs	50,000	50,000
Total non-interest costs	504,107	469,601
Interest costs	77,616	261,746
	$581,723	$731,347

Costs associated with production and general corporate activities are expensed in the period incurred.

Depletion of proved oil and gas properties is computed on the units-of-production method, with oil and gas being converted to a common unit of measure based on relative energy content, whereby capitalized costs, as adjusted for estimated future development costs and estimated asset retirement costs, are amortized over the total estimated proved reserve quantities. Investments in unproved properties, including capitalized interest and internal costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate. All unproved property costs as of December 31, 2012 and 2011 relate to the Company’s Nicaraguan Concessions that were entered into in March 2009. In assessing the unproved property costs for impairment, the Company takes into consideration the terms of the government concessions, the status of the ongoing environmental study, evaluation of the seismic data and plans to seek industry participation in the future exploration and development.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of-month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of December 31, 2012 and 2011, the Company did not have any proved oil and gas properties, and all unproved property costs relate to the Company’s Nicaraguan Concessions.

Proceeds from the sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss would be recognized in the determination of the Company’s net earnings/loss. During 2011 Infinity-Texas, the Company’s 100%-owned subsidiary, sold its oil and gas properties in Texas, to a single-member LLC, the owner of which purchased 100% of the stock of Infinity-Texas from the Company in July 2012 (see Note 10). The costs associated with these properties were entirely written off in prior periods. The properties were sold in return for a non-interest-bearing note with repayment conditional upon net profit from sales of oil and gas from the properties. Due to the uncertainty of when and in what amount payments on the note will be received, the Company has recorded the note net of a 100% valuation reserve and has recognized no gain or loss on this transaction. The note was sold as an asset of Infinity-Texas in the July 2012 sale of such company’s stock.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2012 and 2011 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (Note 5), those warrants are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. We routinely assess the realizability of our deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. The Company considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, it will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. The Company recognized a deferred tax asset, net of valuation allowance, of $0 at December 31, 2012 and $700,000 at December 31, 2011 related to the anticipated use of net operating losses to offset taxable income triggered by the transaction with Amegy and Off-Shore that closed in April 2012 (see Note 3). As recorded, the Company did not realize any gain in association with the transaction, and the deferred tax asset set up at December 31, 2011 was recorded as a reduction in additional paid-in capital during 2012 in recording the debt cancellation and related transactions.

Cash

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of December 31, 2012 and2011, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents(see Note 3).

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410 (formerly SFAS No. 143, Accounting for Asset Retirement Obligations.) ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Although the Company has recognized full impairment of the value of all remaining domestic oil and gas properties in prior periods, the Company may retain title to certain abandoned non-producing domestic leasehold properties. Management believes the Company has been relieved from asset retirement obligation related to Infinity-Texas because of the sale of its Texas oil and gas properties in 2011 and its sale of 100% of the stock in Infinity-Texas in 2012 (see Note 10), but may retain some asset retirement obligation related to properties of Infinity-Wyoming. Therefore, the Company has continued to maintain the asset retirement obligation as a liability in its financial statements and, in accordance with ASC 410, to accrete such obligation regularly. The following table summarizes the activity for the Company’s asset retirement obligations for the periods ended December 31, 2012 and 2011:

Current and long-term balances at December 31, 2010 (net of $356,831 included in liabilities of discontinued operations)	$821,607
Accretion expense for the year (net of $32,928 included within loss of discontinued operation)	75,953
Current and long-term balances at December 31, 2011 (net of $389,759 included in liabilities of discontinued operation)	897,560
Accretion expense for the year (net of $17,736 included within loss of discontinued operation for the period through July 31, 2012, when Infinity-Texas was sold)	83,546
Current and long-term balances at December 31, 2012	981,106
Less: current portion of asset retirement obligations	(432,027)
Asset retirement obligations, less current portion	$549,079

Capitalized Interest and Debt Discount Amortization

The Company capitalizes interest costs and debt discount amortization to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Such costs are capitalized only for the period that activities are in progress to bring these projects to their intended use. Interest costs and debt discount amortization capitalized for the years ended December 31, 2012 and 2011 were $77,616 and $261,746, respectively.

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

The Company uses the income valuation technique to estimate the fair value of asset retirement obligations using the amounts and timing of expected future dismantlement costs, credit-adjusted risk-free rate and time value of money. Accordingly, the fair value is based on unobservable pricing inputs and therefore is included within the Level 3 fair value hierarchy. During the years ended December 31, 2012 and 2011, the Company recorded asset retirement obligations of $83,546 and $75,953 (net of $17,736 and $32,928 included in loss of discontinued operation in 2012 and 2011, respectively), as discussed elsewhere in this note under “Asset Retirement Obligations.”

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The estimated fair value of the Company’s non-current derivative liabilities, all of which relate to warrants, is estimated using a “Black-Scholes” model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy level 2). As defined in ASC 820, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based upon observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable and are valued using models or other valuation methodologies (level 2), and the lowest priority to unobservable inputs (level 3 measurement). .

The fair value of the Company’s Series A and B redeemable, convertible preferred stock, classified as mezzanine securities (see Note 3) is estimated on assumptions that: the shares will either be converted to common stock at the provided rate or, in the alternative, will be redeemed at an equivalent amount; this conversion or redemption will occur at an estimated date (December 31, 2013); and utilizing as a discount rate an estimated fair rate of return for securities of similar risk outstanding for a similar period of time. .In the ASC 820 hierarchy, which is based on observability of inputs used, these are considered level 3 (unobservable inputs) measurements.

There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the years ended December 31, 2012 and 2011.

Net Income (Loss) Per Share

Pursuant to FASB ASC Topic 260, Earnings Per Share, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses from continuing operations are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents (295,106 and 290,583 shares for the years ended December 31, 2012 and 2011, respectively) would have an anti-dilutive effect.

During the year ended December 31, 2012 the Company had outstanding an additional 2,000,000 shares of common stock for the period April 13 through December 31, 2012. Weighted average common shares outstanding for the year ended December 31, 2012 reflect the effects of the shares outstanding for this period. The calculation of income (loss) per common share for the year ended December 31, 2012 reflects these amounts which are attributable to the preferred shareholders as increases in the net income (loss) for those periods allocable to common shareholders

Foreign Currency

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted new authoritative for fair value disclosures requiring that purchases, sales, issuances and settlements in the roll forward activity in Level 3 measurements be disclosed. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to the discussion elsewhere in this note as to other information concerning our assets and liabilities measured at fair value.

Note 2 — Debt

Debt consists of the following at December 31, 2012 and 2011:

	2012	2011

Note payable to related party, net of discount, current	$234,314	$-

Note payable, net of discount, long-term	$176,291	$-

Revolving credit facility to bank, current	$-	$11,407,252

Subordinated note payable, related party, net of discount	$-	$1,186,353
Less current portion	-	(1,186,353)
Long-term portion, subordinated note payable	$-	$-

Revolving Credit Facility

On January 10, 2007, the Company entered into a reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy. Under the related loan agreement (the “Loan Agreement”) between Infinity, Infinity-Texas and Infinity-Wyoming (each wholly-owned subsidiaries of the Company and together, the “Guarantors”) and Amegy, Infinity could borrow, repay and re-borrow on a revolving basis up to the aggregate sums permitted under the then current borrowing base. Amounts borrowed under the Revolving Credit Facility are collateralized by substantially all of the assets of Infinity and its subsidiaries and are guaranteed by Infinity’s subsidiaries. The Revolving Credit Facility contained certain standard continuing covenants and agreements and requires the Company to maintain certain financial ratios and thresholds. Per the terms of the loan agreement, amounts borrowed bear interest at 5.5%, or at 11.0% if the loan is in default. The Company accrued interest at 11.0% on the balance of the loan during the periods (all of 2011 and through March 31, 2012) that the debt was outstanding. No interest was accrued on the loan balance after March 31, 2012 and the loans were satisfied with the distribution of common and redeemable convertible Series A Preferred Stock effective April 13, 2012.

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

December 31, 2012 and 2011

On February 28, 2012, the Company signed definitive agreements with Amegy and Off-Shore Finance, LLC, a Nevada limited liability company (“Off-Shore”) relating to outstanding debt and other obligations we owed to them. The transactions contemplated under these agreements closed April 13, 2012. These transactions are more fully discussed in Note 3.

In 2011, Infinity had granted Amegy a warrant to purchase 931,561 shares of the Company’s common stock (the “Amegy Warrant”) at an exercise price of $5.01 per share during a ten-year period following the issuance of the warrant (see Note 5). The Amegy Warrant was cancelled as part of the agreements the Company and Amegy entered into on February 28, 2012 (see Note 3). The Company recorded a debt discount equal to the estimated fair value of the Amegy Warrant on the date of issuance in the amount of $535,626, and expensed $1,188,474 in forbearance fees associated with the Fifth Forbearance Agreement (see below) during the year ended December 31, 2011, which amounts are included in the accompanying consolidated statements of operations. Interest expense for the year ended December 31, 2011 included the amortization of the debt discount in its full amount, $535,626.

Because the Fifth Forbearance Agreement ceased its effectiveness after December 31, 2011, and the Company and Amegy were in the process of negotiating and signing an agreement to exchange equity securities in full payment of the Company’s obligations to Amegy, no further forbearance fees were accrued after that date.

The Company’s intention had been to market and sell all remaining assets of Infinity-Wyoming and Infinity-Texas and to apply the net sales proceeds, if any, to payment of the revolving note, and in December 2011 the Company sold its Texas assets; no proceeds will be received as such note receivable, which was fully allowed for, and which was sold in connection with the sale by the Company of 100% of the common stock of Infinity-Texas in July 2012.

Infinity had accrued interest, forbearance and additional fees due in connection with the Forbearance Agreements of $7,896,442 as of December 31, 2011. The total as of the effective date that the Amegy debt was cancelled, April 13, 2012, was $8,201,324.

Subordinated Note Payable to Related Party

Effective March 5, 2009, the Company entered into two contracts relating to its Nicaraguan Concessions, as awarded by the Republic of Nicaragua in 2003. In addition, the Company entered into a subordinated loan with Off-Shore, a related party (see Note 9) in an aggregate amount of $1,275,000, which was released as the Company needed funds for the Nicaraguan Concessions. Amegy allowed the subordinated loans to be secured by the assets of the Company, subject to Amegy’s security interest. The note bore interest at 6% and would have been due March 23, 2012. This note was retired under the agreement between the Company and Off-Shore dated February 28, 2012, under which Off-Shore accepted 15,016 shares of the Company’s Series B Preferred Stock in full payment of the note and its related accrued interest at such date (see also Note 3).

Further, Amegy allowed the Company to grant a one percent revenue sharing interest with respect to the Nicaraguan Concessions to Off-Shore to obtain the subordinated loan.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

In connection with the issuance of the Subordinated Note Payable discussed above, the Company recorded a debt discount, through a reduction to unproved properties, of $637,620, which was amortized over the maturity of the Note utilizing the effective interest method and was fully amortized as of the date the debt was effectively satisfied (April 13, 2012) by issuance of Series B preferred stock. During the period amortization of the discount was occurring, the Company capitalized a portion of the amortization of debt discount to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. By policy, amortization of debt discount was capitalized only for the period that activities are in progress to bring these projects to their intended use. Total subordinated note payable debt discount amortized during the years ended December 31, 2012 and 2011 were $83,088 and $267,395, respectively, of which $62,316 and $200,546, respectively, were capitalized to oil and gas properties.

Interest Bearing Liabilities to Vendors

At December 31, 2012 and 2011, the Company had agreed to pay interest of 8% on certain accrued liabilities aggregating $410,500. The total amount of interest accrued relating this agreement for the years ended December 31, 2012 and 2011 was $32,930 and $32,840.

Included in liabilities of discontinued operation at December 31, 2011 was a note payable to vendor of $278,022 bearing interest at 18%; this note was assumed by the purchaser of Infinity-Texas as of July 31, 2012. Interest accrued relating to this note during 2012 through July 31, 2012, was $44,553 and for the year ended December 31, 2011 was $67,126. All of the interest expense related to the note is included in loss from discontinued operation on the accompanying consolidated statements of operations for the respective periods. of discontinued operations. Accrued interest on the note in the amount of $133,162 at December 31, 2011 was also included in liabilities of discontinued operation at that date.

In November 2012 the Company entered into an agreement with its law firm to issue to issue the firm a 3% note payable in satisfaction of $212,400 in fees. The note is due with all accrued interest on March 14, 2014. The note and accrued interest are convertible to shares of the Company’s common stock at $3 per share at any time prior to and including maturity date. The note was discounted to its estimated fair value and the amount of the discount at issue date, $40,435, was recorded as a reduction in legal expense in 2012. Interest expense for the year ended December 31, 2012 includes interest at the stated rate of 3% in the amount of $1,062 and amortization of discount in the amount of $4,326.

Note Payable to Related Party

On August 28, 2012, the Company borrowed $250,000 from an entity that is 49% owned by a board member of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The Company issued a short-term note payable to the entity in this amount, bearing interest at 8% per annum, maturing February 28, 2013. At the same time, the Company issued the entity a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017. The note was repaid February 27, 2013. The Company has recorded the estimated fair value of the warrant as of August 28, 2012 as a discount on note payable in the amount of $48,654 and a non-current derivative liability in the same amount at that date. The discount of $48,654 is being amortized on a straight line basis over the expected outstanding period of the note (August 28, 2012 through February 28, 2013) and interest expense for the year ended December 31,2012 includes discount amortization in the amount of $32,968.The estimated current value of the warrant derivative liability was decreased as of December 31, 2012 to $42,508 and this decrease in derivative liability (an income item) is included in “Change in derivative fair value” on the accompanying consolidated state of operations.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

The Series A and Series B redeemable convertible preferred stock have a 6% annual dividend and are convertible into common stock at a price of $6.50 per share. Both series of preferred stock automatically convert into common stock if the average of the closing prices of the common stock for 30 consecutive trading days equals at least $7.50 per share. The Company has the right to redeem both series of preferred stock at any point for an amount equal to their issue price of $100 per share plus all accrued and unpaid dividends; however the Series A preferred stock has a higher liquidation preference and must be redeemed prior to any redemption of Series B preferred stock. Commencing January 1, 2013, the Series A preferred stock will vote with the common stock on all matters presented to the holders of the common stock with the number of votes equal to the number of Common Shares into which the preferred shares are convertible. Beginning January 1, 2014, the Series A preferred shareholders will have a majority vote on all such matters and the right to elect a majority of the Board of Directors, if the Series A preferred stock has not been redeemed or converted into common stock. Series B preferred stock has no voting privileges. Neither series of preferred stock is transferrable for 180 days after issuance.

The common stock issued to Amegy has been recorded at a value equal to the closing price of the shares of the Company’s common stock on April 13, 2012, the date the agreement was effective, a total of $2,980,000. Taking into consideration the rights and preferences accruing to the preferred stock issued, as summarized above, the Company has classified both Series A and B preferred stock as mezzanine securities on the accompanying consolidated balance sheet at December 31, 2012 and accordingly has recorded such stock initially at their estimated fair value. That estimated fair value was $9,743,209 for Series A preferred and $1,106,625 for Series B preferred at the date of issuance, April 13, 2012. During the period April 13 through December 31, 2012, the recorded fair value of Series A and B preferred shares accreted (increased in calculated present value) by $1,237,525 and $149,294, respectively, to $10,980,734 and $1,255,919, respectively, as of December 31, 2012. Both Series A and B preferred are being accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. Accrued dividends payable on the preferred shares in the amount of $623,569 ($559,000 for Series A and $64,569 for Series B) have been recorded as of December 31, 2012. In addition, a $700,000 deferred tax benefit recorded at December 31, 2011 in anticipation that the Company would recognize a gain from the above transaction during 2012 has been applied in this transaction.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following table summarizes the transaction as recorded by the Company as of April 13, 2012:

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of December 31, 2012 and 2011, 148,463 shares were available for future grants under all plans. Options granted in November 2012 and in February and August 2011 were not issued under any of the equity incentive plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data for the years ended December 31, 2012 and 2011. The actual forfeiture rate could differ from these estimates.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following table summarizes the inputs used in the calculation of fair value of options granted during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Expected term (in years)	5.0	5.0
Expected stock price volatility	49.3%	51.3 - 60.9%
Expected dividends	-	-
Risk-free rate	0.18%	0.13 - 0.27%

The following table summarizes stock option activity as of and for the periods ended December 31, 2012 and 2011:

		Weighted Average
	Number of Options	Exercise Price Per Share	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at January 1, 2011	903,500	$2.92	5.8 years	$-
Granted in February 2011	550,000	$5.25
Granted in August 2011	600,000	$7.50
Outstanding and exercisable at December 31, 2011	2,053,500	$4.88	7.3 years	$-
Granted in November 2012	1,250,000	$3.00
Outstanding and exercisable at December 31, 2012	3,303,500	$4.17	7.3 years	$-

The Company recognized expense in connection with options granted of $197,936 during the year ended December 31, 2012 and $214,906 during the year ended December 31, 2011. The weighted average grant date fair value of the November 2012 options granted was $0.48. The November options have a life of nine years and vest one-third immediately, and one-third on the first and second anniversary of the award (November 2013 and 2014); due to this vesting provision, one third of the total calculated compensation award value ($593,808) was recorded as compensation expense in 2012. The unrecognized compensation cost as of December 31, 2012 related to the unvested stock options as of that date was $395,872. The February and August 2011 options granted were 100% vested at award date and the weighted average grant date fair value of these awards was $0.28 and $0.10. There is no unrecognized compensation associated with these 2011 awards or any previous option awards.

Within the November 2012 grant were included 250,000 options issued to non-employees for services rendered, of which 100,000 were issued to the Company’s general counsel, 80,000 to employees of related parties and 70,000 to individuals performing other services for the Company. Within the August 2011 grant were included 100,000 options issued to non-employees for services rendered to the Company, of which 60,000 were to employees of related parties and the remainder to individuals performing other services for the Company. Within the February 2011 grant were included 50,000 options issued to the Company’s general counsel.

Note 5 — Derivative Instruments and Warrants

Commodity Derivatives

As of December 31, 2012 and 2011, the Company had no oil and natural gas derivative arrangements outstanding.

Derivatives – Amegy Fifth Forbearance Warrant

On February 16, 2011, in connection with the signing of the Fifth Forbearance Agreement (see Note 2) the Company granted Amegy the Amegy Warrant exercisable to purchase 931,561 shares of the Company’s common stock at an exercise price of $5.01 per share during a ten-year period following its issuance. The Amegy Warrant was cancelled under the agreements between the Company and Amegy dated February 28, 2012 (effective April 13, 2012) (see Note 3).

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The Amegy Warrant was subject to a registration rights agreement under which the Company has 120 days after the notification by Amegy to have such underlying shares registered. Such agreement was cancelled under the agreements between the Company and Amegy dated February 28, 2012 (effective April 13, 2012) that also cancelled the Amegy Warrant. (See Notes 2 and 3.)

In addition, the Amegy Warrant contained provisions upon which Amegy had the right, upon certain conditions, to put the Warrant to the Company at fair value. It also contained a provision under which the $5.01 per share exercise price is to be re-priced upon the issuance by the Company of equity instruments at a price less than $5.01. Further, the Company was required, during the period the Warrant could be exercised, to have authorized and reserved 110% of the number of shares of common stock required for the exercise of the shares to be issued under the Amegy Warrant. As a result of Amegy’s conditional ability to put the Warrant back to the Company, it had classified the estimated fair of the Amegy Warrant (derivative liability) as a noncurrent liability in the accompanying consolidated balance sheet as of December 31, 2011. Prospective changes in the fair value of the Amegy Warrant were recorded in the consolidated statement of operations until the Warrant was cancelled. During the year ended December 31, 2012 the Company recorded an income item of $118,685 representing the net decrease in fair value of the Amegy Warrant for the period, (which along with the $6,146 decrease in warrant liability discussed in the following paragraph comprises the $124,831 set forth as “Change in derivative fair value” in the accompanying consolidated statement of operations), and during the year ended December 31, 2011 the Company recorded expense of $65,137 representing the net increase in the fair value of the Amegy Warrant for the period from its issuance through December 31, 2011.

Derivatives – Warrant Issued Relative to Note Payable to Related Party

In connection with the short-term note payable entered into with a related party (see Note 2) the Company issued the same entity a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017. The note was repaid in full on February 27, 2013. The Company recorded the estimated fair value of the warrant as of August 28, 2012, as a discount on note payable in the amount of $48,654 and a non-current derivative liability in the same amount at that date. The estimated fair value of the warrant derivative liability was decreased as of December 31, 2012 to $42,508 and this $6,146 decrease in derivative liability (an income item) is included in “Change in derivative fair value” on the accompanying consolidated state of operations (see above paragraph).

Note 6 — Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of December 31, 2012 and 2011, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

	December 31, 2012	December 31, 2011
Property acquisition costs
Proved	$-	$-
Unproved	-	-
Total property acquisition costs	-	-
Development costs	-	-
Exploration costs	581,723	731,347
Total costs	$581,723	$731,347

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	December 31, 2012	December 31, 2011

Proved oil and gas properties	$-	$-
Unproved oil and gas properties	4,425,803	3,844,080
Total	4,425,803	3,844,080
Less accumulated depreciation, depletion, amortization and ceiling write-downs	-	-
Net capitalized costs	$4,425,803	$3,844,080

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2012, by year that the costs were incurred, are as follows:

Year Ended December 31,
2012	$581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$4,425,803

The above unevaluated costs relate to the Company’s approximate 1,400,000 acre concessions offshore Nicaragua.

The Company anticipates that these unproved costs in the table above will be reclassified to proved costs within the next five years.

Note 7 — Income Taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2012	2011
	(in thousands)
Current income tax expense	$150	$-
Deferred income tax benefit	-	(1,215)
Value of NOL surrendered in sale of Infinity-Texas	(20,580)
Change in valuation allowance	20,580	515
Total income tax expense (benefit)	$150	$(700)

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The effective income tax rate on continuing operations varies from the statutory federal income tax rate as follows (no taxes are related to discontinued operations):

	For the Years Ended December 31,
	2012	2011
Federal income tax rate	34.0%	34.0%
State income tax rate	4.1%	4.1%
Tax recorded, related to excess of debt forgiven by creditors over fair value of common and Series A and B redeemable, convertible preferred stock issued in exchange, which is not recorded as income for financial reporting purposes	(12.0)%	0.0%
Other	0.0%	(9.4)%
Change in valuation allowance	(38.1)%	(12.1)%
Effective tax rate	(12.0)%	16.6%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	For the Years Ended December 31,
	2012	2011
	(in thousands)
Deferred tax assets
Accruals and other	$1,420	$1,191
Property and equipment	2,886	2,933

Alternative minimum tax credit carry-forward	405	405
Statutory depletion carry-forward	1,599	1,599
Net operating loss carry-forward	20,440	30,446
Gross deferred tax assets	26,750	36,574
Less valuation allowance	(26,750)	(35,874)
Deferred tax asset	$-	$700

For income tax purposes, the Company has net operating loss carry-forwards of approximately $55,242,000 which expire from 2025 through 2028. For 2012, the Company has provided for a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset. The deferred tax benefit recognized in 2011 reflected the anticipated net earnings that it anticipated would result in 2012 from the recording of the effects of the agreements signed in February 2012, with Amegy and Off-Shore (Note 10), net of projected 2012 operating expenses. When the transactions reflecting the agreements were recorded in 2012 no such net earnings were recognized and during 2012 the $700,000 deferred tax asset recorded at December 31, 2011 was applied to reduce the amount which was recorded as an increase in additional paid-in capital.

During the years ended December 31, 2012 and 2011, the Company realized certain tax benefits related to stock option plans in the amounts of $73,000 and $79,000, respectively. Such benefits were recorded as a deferred tax asset as they increased the Company’s net operating losses and an increase in additional paid in capital. The recognition of the valuation allowance offset the impact of this benefit.

Certain tax positions taken by the Company for purposes of determining taxable income related to tax returns that have not been filed for the tax years 2008 through 2012. Additionally, the Company has a state tax lien over a dispute the Company is vigorously defending itself against.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that no ownership changes have occurred, and are currently not subject to an annual limitation but may be further limited by additional ownership changes which may occur in the future

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

As discussed in Note 1, “Summary of Significant Accounting Policies,” tax positions are evaluated in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Management has identified no tax positions taken that would meet or exceed these thresholds and therefore there are no gross interest, penalties and unrecognized tax expense/benefits that are not expected to ultimately result in payment or receipt of cash in the consolidated financial statements.

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

As of December 31, 2012 and March 30, 2013, the Company is in Sub-Period 1 for both Perlas and Tyra. The Company has provided Environmental Impact Studies to the Nicaraguan Ministry of Energy effective April 2011 and is awaiting official approval of these studies by the Nicaraguan government before proceeding to Sub-Period 2. In accordance with the concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expiring March 2013) and $408,450 for Tyra (expiring September 2013). The Company has also made all required expenditures related to the concessions for training programs and as “area fees,” for 2011, 2010 and, in early 2012, for that year. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment		Relinquishment	Irrevocable Guarantee
Sub-Period	2	-	Environmental Impact Study	26km2	$443,100
1		-	Acquisition & interpretation of 333km of new 2D seismic
		-	Acquisition, processing & interpretation of 667km of new 2D seismic (or equivalent in 3D)

Sub-Period 2 Optional	1	-	Acquisition, processing & interpretation of 200km2 of 3D seismic	53km2	$1,356,227

Sub-Period 3 Optional	1	-	Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	80km2	$10,220,168

Sub-Period 4	2	-	Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	All acreage except areas	$10,397,335
Optional		-	Geochemical analysis	with discoveries

Minimum Work Program - Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment		Relinquishment	Irrevocable Guarantee
Sub-Period	1.5	-	Environmental Impact Study	26km2	$408,450
1		-	Acquisition & interpretation of 667km of new 2D seismic
		-	Acquisition of 667km of new 2D seismic (or equivalent in 3D)

Sub-Period 2 Optional	0.5	-	Processing & interpretation of the 667km 2D seismic (or equivalent in 3D) acquired in the previous sub-period	40km2	$278,450

Sub-Period 3 Optional	2	-	Acquisition, processing & interpretation of 250km2 of new 3D seismic	160km2	$1,818,667

Sub-Period 4	2	-	Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	All acreage except areas	$10,418,667
Optional		-	Geochemical analysis	with discoveries

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

The Sub Period 2 starts when the Nicaraguan Government approves the environmental impact study. The study is currently pending approval by the Nicaraguan government. Once the approval is received the minimum cash requirements for the next twelve month period will be $1,894,000 of which $1,634,677 is related to seismic and $259,300 is related to the training and area fees under the concession. See Note 1 for discussion of Going Concern.

Delivery Commitments

In June 2005, Infinity-Texas entered into a long-term gas gathering contract for natural gas production from its properties in Erath County, Texas, under which Infinity-Texas was to pay a gathering fee of $0.35 per Mcf gathered to LDH Gas Development, L.P (LDH). The contract contains minimum delivery volume commitments through December 31, 2011 associated with firm transportation rights. The aggregate amount owing related to the shortfalls was $2,845,458 (which had been entirely accrued prior to 2011). In July 2012, the Company sold 100% of the common stock of Infinity-Texas for $1 and the assumption of all the Infinity - Texas liabilities by the purchaser (see Note 10). In accordance with the results of this transaction, the LDH liability is no longer a Company obligation after that date. The amount of the liability is presented in the accompanying consolidated balance sheets as an element of “current liabilities of discontinued operation” at December 31, 2011.

Revenue Sharing Commitments

On March 23, 2009, the Company entered into a Securities Purchase Agreement dated, effective as of March 23, 2009, with Off-Shore, an accredited investor, to issue a subordinated secured promissory note in the aggregate principal amount of up to $1,275,000 and a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. As of December 31, 2012, Off-Shore had funded $1,275,000 (the “Funding Amount”).

Under the Revenue Sharing Agreement (the “Revenue Agreement”), Infinity assigned to Off-Shore a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Off-Shore by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Off-Shore. At any time within three (3) years from the date of the Revenue Agreement, the Company had the right to redeem the RSP by paying Off-Shore amounts specified in the Agreement; however, these redemption rights expired, unexercised, as of March 23, 2012. Off-Shore was dissolved in 2012 and the RSP was allocated pro-rata to the constituent owners of Off-Shore.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Contingent Fees

In addition to the Revenue Sharing Agreement with Thompson Knight to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout, the Company agreed to compensate Thompson Knight a success fee of 5% of the upfront cash fee paid to Infinity by a third party earning an interest in the Nicaragua asset up to $20 million and 10% of any amount exceeding the $20 million. A 2% success fee would be paid to Thompson Knight of the remaining cash investment in subsequent years. As of December 31, 2012 and 2011, no amounts had been accrued under these contingent fee arrangements.

Litigation

The Company is subject to numerous claims and legal actions in which vendors are claiming breach of contract due to the Company’s failure to pay amounts due. The Company believes that it has made adequate provision for these claims in the accompanying consolidated balance sheets.

The Company is currently involved in the following material litigation:

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

Certain litigation had been filed against Infinity Oil and Gas of Texas (Infinity-Texas) by LDH Gas Development, L.P. In connection with this matter, Infinity-Texas had recorded accounts payable and accrued expense in the aggregate amount of $2,845,458 in 2009. These liabilities have been reflected since 2009 in the Company’s consolidated financial statements and were included in “current liabilities of discontinued operation” in the Company’s consolidated balance sheet at December 31, 2011. In July 2012, the Company sold 100% of the common stock of Infinity-Texas for $1 and the assumption of all the Infinity-Texas liabilities by the purchaser. In accordance with the results of this transaction, the LDH liability is no longer a Company obligation after that date. The amount of the liability is presented in the accompanying consolidated balance sheets as an element of “current liabilities of discontinued operations” at December 31, 2011.

In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. See discussion of this matter in Note 10.

Note 9 — Related Party Transactions

The corporate office was located in Denver, Colorado until November 2008 when the Denver office was closed. The corporate office moved to the business office of the CFO of the Company. The Company currently does not have any employees (other than its two officers) and the staff of the CFO provides the office services. These services are billed at the CFO firm’s standard billing rate plus out-of-pocket expenses. For the years ended December 31, 2012 and 2011, the Company was billed $262,521 and $193,109, respectively. The amount due to the CFO’s firm for services provided was $767,407 and $514,885 at December 31, 2012 and 2011, respectively.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The Company entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds for the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Off-Shore (see Note 3). Off-Shore was dissolved in 2012 and the Series B preferred stock was reissued to, and is held in share amounts pro-rata to their investment amounts in Off-Shore by, the former investors in Off-Shore. The managing partner of Off-Shore and the Company’s CFO are partners in the accounting firm which the Company uses for its corporate office.

While the relationship with Amegy Bank was ongoing and debt was outstanding (through April 13, 2012), the Company’s CEO personally guaranteed up to $500,000 of the Forbearance advances. His guarantee obligation was never called upon and he was not compensated by the Company for such guarantee.

As of December 31, 2012 and 2011, the Company had accrued compensation to its officers and directors of $950,708 and $744,708, respectively.

As discussed in Note 2, on August 28, 2012, the Company borrowed $250,000 from an entity that is 49% owned by a board member of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The Company issued a short-term note to the entity bearing interest at 8% per annum and maturing February 28, 2013. The note was repaid February 27, 2013. In connection with the transaction, the Company issued the lender a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017.

Note 10 — Sale of Infinity-Texas, Related Potential Litigation, and Discontinued Operations Reporting

On July 31, 2012, the Company sold 100% of the stock of its wholly-owned subsidiary, Infinity Oil and Gas of Texas (Infinity-Texas) to an individual, the single member of an LLC which purchased the oil and gas properties of Infinity-Texas in 2011 (see “Oil and Gas Properties” in Note 1). The terms of the Stock Purchase Agreement with the purchaser are that purchaser would acquire 100% of the stock of Infinity-Texas for $1 and thereby assume all of it liabilities. At the date of the sale, Infinity-Texas had net liabilities of $5,152,111. Management believes that there are certain contingent liabilities related to Texas properties for which the Company, the parent entity, may retain financial responsibility. The liabilities are related to the reclamation of oil and gas properties and include the cost of plugging inactive wells and removal and recovery of any remaining production equipment. Infinity-Texas, as an independent entity following its sale, is primarily responsible for such obligations, but the officers of Infinity-Texas at the time such wells were in production, in their capacities as signators of certain regulatory filings, could be personally responsible.

In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied before August 1, 2013 in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. The extent of the liabilities associated with this matter were estimated by Management to not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as officer indemnification liability on the consolidated balance sheet dated December 31, 2012.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The analysis below sets forth the major classes of the assets and liabilities of Infinity-Texas, which are presented separately in the accompanying consolidated balance sheet at December 31, 2011. Infinity-Texas also had title at December 31, 2011 to a note receivable from the single member LLC which purchased its oil and gas properties in December 2011, which was carried at December 31, 2011 net of a 100% valuation allowance and is therefore not reflected as an asset in the analysis below.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The operating expenses of Infinity-Texas for the year ended December 31, 2011 and for the period, January through July 31, 2012 follows:

	For the Years Ended
	December 31,
	2012	2011

General and administrative expenses	$-	$8,475
Accretion expense	17,736	32,928
Interest expense	44,553	67,126
Total expenses	$62,289	$108,529

Note 11 — Subsequent Events

On February 13, 2013, the Company entered into a note payable and related warrant agreement with an unrelated party. The note is in the amount of $250,000, bears interest at 8% per annum and is due April 15, 2013 along with accrued interest. The related warrant is exercisable to purchase 250,000 shares of the Company’s common stock at $2.50 per share for a period of two years following the date of the note, February 12, 2015. If the note and accrued interest are not paid in full by April 13, 2013, the number of common shares that may be purchased under the warrant increases to 2,500,000 and the exercise price decreases to $0.10/share.

On February 26, 2013, the Company entered into two notes payable and related warrant agreements. The notes are in the principal amounts of $150,000 and $125,000, bear interest at 8% per annum and are due on April 27, 2013 along with accrued interest. The related warrants are exercisable to purchase 150,000 and 125,000 shares, respectively, of the Company’s common stock at $2.50 per share for a period of two years following the date of the notes, February 25, 2015. If the notes and accrued interest are not paid in full by April 27, 2013, the number of common shares that may be purchased under the warrants increase to 1,500,000 and 1,250,000 shares, respectively, and the exercise price decreases to $0.10/share in both cases. The $150,000 note is due to an entity that is controlled by an individual who is the chief financial officer of another corporation for which the Company’s CEO serves as CEO and chairman of the board.

Management believes that the foregoing notes will be repaid prior to their respective due dates and therefore will record the estimated fair value of the warrants in the first quarter of 2013 on that assumption. If the notes and interest accrued are not paid timely, the warrant liability would be recorded at considerably higher amounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2012, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2012, our internal control over financial reporting is effective but is not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

Changes in Internal Control Over Financial Reporting

Previously the Company reported that it considered the Company had a material weakness in internal control over disclosure timeliness, noting that its controls are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent. Management continues to work toward more timely reporting and believes that this weakness has been effectively remediated.

Except for the procedures implemented to remediate the material weakness as discussed above, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Stanton E. Ross	52	Chairman, President and Chief Executive Officer
Daniel F. Hutchins	58	Director, Chief Financial Officer, Secretary
Leroy C. Richie	72	Director

Stanton E. Ross. From March 1992 to June 2005, Mr. Ross was Infinity’s Chairman and President and served as an officer and director of each of its subsidiaries. He resigned all of these positions with Infinity in June 2005, except Chairman, but was reappointed as Infinity’s President in October 2006. Mr. Ross has served as Chairman, President and Chief Executive Officer of Digital Ally, Inc. (“Digital”) since September 2005. Digital is a publicly held company whose common stock is traded on the Nasdaq Capital Market under the symbol DGLY. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Overland Park, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross allocates his time between Digital and the Company as he deems necessary to discharge his fiduciary duties to each of them. Because of the Company’s reduced level of activity and the needs of Digital, he has devoted most of his time to Digital and the balance to the Company during the last year. Mr. Ross holds no public company directorships other than with Digital and Infinity currently and has not held any others during the previous five years, except for his service as director of Studio One media, Inc. from January to March 2013. The Company believes that Mr. Ross’ broad entrepreneurial, financial and business experience and his experience with micro-cap public companies and role as Chairman, President and CEO gives him the qualifications and skills to serve as a director.

Daniel F. Hutchins. Mr. Hutchins was appointed to serve as Chief Financial Officer of Infinity effective as of August 13, 2007. Mr. Hutchins was elected as a Director of Digital in December 2007 and serves as Chairman of Digital’s Audit Committee and is its financial expert. He is also a member of Digital’s Compensation and Strategic Planning Committees. Mr. Hutchins, a Certified Public Accountant, is a Principal with the accounting firm of Hutchins & Haake, LLC. He was previously a member of the Advisory Board of Digital Ally. Mr. Hutchins has served as an instructor for the Becker CPA exam with the Keller Graduate School of Management and has over 17 years of teaching experience preparing CPA candidates for the CPA exam. He has 30 years of public accounting experience, including five years with Deloitte & Touche, LLP. He holds no other public directorships and has not held any others during the previous five years. He has served on the boards of various non-profit groups and is a member of the American Institute of Certified Public Accountants. Mr. Hutchins earned his Bachelor of Business Administration degree in Accounting at Washburn University in Topeka, Kansas. Mr. Hutchins holds no other public company directorships currently and for the previous five years. The Company believes that Mr. Hutchins’ significant experience in finance and accounting gives him the qualifications to serve as a director.

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

Board of Directors and Committee Meetings

Our Board of Directors held five meetings during the fiscal year ended December 31, 2012. In addition, our Board of Directors acted by unanimous written consent four times during fiscal year ended December 31, 2012. Our directors attended all of the meetings of the Board of Directors. Our directors are expected, absent exceptional circumstances, to attend all Board meetings.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2012, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with EKS&H LLP, our independent registered public accounting firm for fiscal year 2012, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on Auditing Standards No. 114 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from EKS&H LLLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with such firm any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2012 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the Securities and Exchange Commission.

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

Process and Policy for Director Nominations

Our full Board will consider candidates for Board membership suggested by Board members, management and our stockholders. In evaluating the suitability of potential nominees for membership on the Board, the Board members will consider the Board’s current composition, including expertise, diversity, and balance of inside, outside and independent directors. The Board considers the general qualifications of the potential nominees, including integrity and honesty; recognized leadership in business or professional activity; a background and experience that will complement the talents of the other board members; the willingness and capability to take the time to actively participate in board and committee meetings and related activities; the extent to which the candidate possesses pertinent technological, political, business, financial or social/cultural expertise and experience; the absence of realistic possibilities of conflict of interest or legal prohibition; the ability to work well with the other directors; and the extent of the candidate’s familiarity with issues affecting our business.

While the Board considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen solely or mainly because of race, color, gender, national origin or sexual identity or orientation. Thus, although diversity may be a consideration in the Board’s process, it does not have a formal policy regarding the consideration of diversity in identifying director nominees.

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

Stockholder Nominations of Directors. The bylaws of the Company provide that in order for a stockholder to nominate a director at an annual meeting, the stockholder must give timely, written notice to the Secretary of the Company and such notice must be received at the principal executive offices of the Company not less than ninety days nor more than 120 days prior to the date of the meeting. Such stockholder’s notice shall include, with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person, including such person’s written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Securities Exchange Act of 1934, as amended, and cooperating with a background investigation. In addition, the stockholder must include in such notice his name and address, as they appear on the Company’s records, of the stockholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class or series and number of shares of capital stock of the Company that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest, relationship, arrangement or understanding that such stockholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Company the information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee.

In the event that public disclosure of the date of the meeting is made less than 100 days prior to the date of the meeting, a stockholder’s notice must be received not later than the close of business on the tenth day following the day on which such public disclosure of the date of the meeting was made. With respect to a special meeting called at the written request of stockholders, any notice submitted by a stockholder making the request must be provided simultaneously with such request.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2012, except each director had one late filing in which each failed to report one transaction.

 Item 11. Executive Compensation.

The following table shows compensation paid, accrued or awarded with respect to our named executive officers during the years indicated, all compensation after 2008 is accrued but not paid:

2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Stanton Ross	2012	$100,000			$79,174				$179,174
CEO (1)	2011	$100,000			$76,252				$176,252

Daniel F Hutchins	2012	$100,000			$39,587			$262,521	$402,108
CFO (2)	2011	$100,000			$66,721			$193,409	$360,130

(1)	Due to the financial condition of the Company, Mr. Ross has deferred the receipt of his salary since January 2009. As of December 31, 2012, a total of $335,208 of salary has accrued

(2)	Mr. Hutchins began serving the Company as Vice President, Chief Financial Officer in August 2007. Mr. Hutchins is compensated $100,000 per year. Since January 2009 he has deferred his compensation, which totaled $400,000 as of December 31, 2012. His other compensation is indirect and consists of services billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses. For the year ending 2012 the Company was billed $262,521 and for the year ended 2011 the Company was billed $193,409.

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

Annual Bonuses

The awarding of annual bonuses to executives is at the Committee’s discretion. The objective of the annual bonus element of compensation is to align the interest of executive officers with the achievement of superior Company performance for the year and also to encourage and reward extraordinary individual performance. In light of the Company’s operating results for 2012, the Committee determined that it was appropriate to withhold annual bonuses from all executive officers for 2012.

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

In determining the stock option grants for Messrs. Ross and Hutchins, the Board considered the number of options previously granted that remained outstanding, the number and value of shares underlying the options being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock incentive plans. Awards were made to key employees. Messrs. Ross and Hutchins were granted 500,000 and 250,000 options, respectively, in November 2012. Information regarding all outstanding equity awards as of December 31, 2012 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

Other Elements of Executive Compensation

We have not provided cash perquisites to our executive officers given our limited funds.

On June 6, 2009, the Company entered into a Revenue Sharing Agreement with the officers and directors for services provided. Infinity assigned to officers and directors a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of 8/8ths of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ross (2)	60,000			$ 4.26	06/17/2014
	20,000			$ 8.50	02/03/2015
	40,000			$ 7.51	07/18/2015
	50,000			$ 6.48	05/23/2016
	100,000			$ 3.97	10/10/2016
	70,000			$ 3.06	05/17/2017
	200,000			$ 5.25	02/10/2021
	200,000			$ 7.50	08/02/2021
	166,667	333,333		$ 3.00	11/06/2021

Hutchins (2)	25,000			$ 2.15	08/21/2017
	155,750			$ 0.26	04/01/2018
	175,000			$ 5.25	02/10/2021
	175,000			$ 7.50	08/02/2021
	83,333	166,667		$ 3.00	11/06/2021

DIRECTOR COMPENSATION

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal years ended December 31, 2012 and 2011.

Name	Year	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leroy C.	2012	$36,000		$39,587				$75,587
Richie	2011	$36,000		$47,658				$83,658

(1)	Mr. Richie received no cash compensation in 2012, but has accrued $183,500 for his services on the Board since January 1, 2008.

(2)

Mr. Ross’ and Mr. Hutchins’ compensation and option awards are noted in the Executive Compensation table because neither of them received compensation or stock options for their services as a director.

Compensation Committee Interlocks and Insider Participation

Leroy C. Richie is the sole member of the Compensation Committee in 2012 and 2011. Mr. Richie is not currently and has not ever been an officer or employee of Infinity or its subsidiaries.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have no employment agreements or changes in contracts with Stanton E. Ross or Daniel F. Hutchins.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 28, 2013, the number and percentage of outstanding shares of common stock beneficially owned by each person known by us to beneficially own more than five percent of such stock. We have no other class of capital stock outstanding.

Security Ownership of Certain Beneficial Owners

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

5% Stockholders (excluding executive officers and directors):
Amegy Bank NA (1)	2,000,000	9.68%

__________

(1)	Amegy Bank NA took ownership as the result of agreements entered into effective April 13, 2012 as described in notes to financial statements.

The following table sets forth, as of March 28, 2013, the number and percentage of outstanding shares of common stock beneficially owned by each director of the Company, each named officer of the Company, and all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Security Ownership of Management

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Executive Officers & Directors: (1)

Stanton E. Ross (2)	1,583,177	6.8%
Leroy C. Richie (3)	654,083	2.8
Daniel F. Hutchins (4)	814,083	3.5%

All officers and directors as a group (3 individuals)	3,051,343	13.1%

(1)	The address of these persons is c/o 11900 College Blvd., Suite 310, Overland Park, KS 66210.
(2)	Mr. Ross’s shares include: vested options to purchase 906,667 shares of common stock. Mr. Ross has pledged 676,510common shares and all of his outstanding options to purchase common stock to third parties as collateral for personal loans.
(3)	Mr. Richie’s total shares include: (i) vested options to purchase 654,083 shares of common stock.
(4)	Mr. Hutchins’ total shares include: (i) vested options to purchase 614,083 shares of common stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

On June 6, 2009, we entered into a revenue sharing agreement with Messrs. Ross, Richie and Hutchins for services provided. We assigned to them a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of 8/8ths of our share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in them for officers and directors

On March 23, 2009, the Company entered into a Securities Purchase Agreement, dated effective as of March 23, 2009, with Off-Shore Finance, LLC , a Nevada limited liability company and an accredited investor (“Off-Shore”), to issue a subordinated secured promissory note in the aggregate principal amount of up to $1,275,000 and a one percent (1%) revenue sharing interest with respect to the Company’s Nicaragua concessions in the Tyra and Perlas Blocks, offshore Nicaragua. The managing partner of Off-Shore and the CFO of Infinity are business partners in the accounting firm which the Company uses for its corporate office.

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

The corporate office was located in Denver, Colorado until November 2008 when the Denver office was closed. The corporate office moved to the business office of the CFO of the Company. The Company currently does not have any employees and the staff of the interim CFO provides the office services. These services are billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses. For the year ending 2012 the Company was billed $262,521 and for the year ended 2011 the Company was billed $193,109. The amount due to the CFOs firm for services provided was $767,407 for December 31, 2012 and $514,885at December 31, 2011.

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

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The following table is a summary of the fees billed to us by EKS&H LLLP, Certified Public Accountants (EKS&H) for the fiscal year ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$87,120	$49,500
Audit-Related Fees	17,500	27,000
Tax Fees
All Other Fees
Total Fees	$104,620	$76,500

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2012 and 2011, there were no fees related to this category.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were pre-approved by the Audit Committee.

The audit report of EKS&H on the consolidated financial statements of the Company for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal year ended December 31, 2012, there were no disagreements with EKS&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to EKS&H’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2012 and 2011, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

Item15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this annual report on Form 10-K:

1.	Consolidated Financial Statements:

All financial statements set forth under Part II, Item 8 of this annual report.

2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes in this annual report.

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc.(1)
3.1	Certificate of Incorporation (3)
3.2	Bylaws (1)
10.1	2004 Stock Option Plan (1)
10.2	2005 Equity Incentive Plan (1)
10.3	2006 Equity Incentive Plan (1)
10.4	Form of Incentive Stock Option for 2006 Equity Incentive Plan (1)
10.5	Form of Nonqualified Stock Option for 2006 Equity Incentive Plan (1)
10.6	Loan Agreement between Infinity Energy Resources, Inc., and Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy Bank N.A., dated effective as of January 9, 2007 (3)
10.7	Revolving Promissory Note between Infinity Energy Resources, Inc. and Amegy Bank N.A., dated January 10, 2007 (1)
10.8	Nicaraguan Concession - Perlas Prospect (3)
10.9	Nicaraguan Concession - Tyra Prospect (3)
10.10	Forbearance Agreement with Amegy Bank N.A., dated August 31, 2007 (1)
10.11	Second Forbearance Agreement with Amegy Bank N.A., dated March 26, 2008 (1)
10.12	Third Forbearance Agreement with Amegy Bank N.A., dated October 16, 2008 (3)
10.13	First Amendment to Revolving Promissory Note - Amegy Bank, N.A., dated October 16, 2008 (3)
10.14	Fourth Forbearance Agreement with Amegy Bank N.A., dated December 4, 2009 (3)
10.15	Fifth Forbearance Agreement with Amegy Bank N.A., dated February 16, 2011 (3)
10.16	Guarantee of Obligation with Amegy Bank N.A., dated February 16, 2011 (2)
10.17	Omnibus Amendment with Amegy Bank N.A., dated February 16, 2011 (1)
10.18	Third Amendment to Revolving Promissory Note with Amegy Bank N.A., dated January 31, 2010 (1)
10.19	Forbearance Period Advance Promissory Note with Amegy Bank N.A., dated February 16, 2011(1)
10.20	Registration Rights Agreement with Amegy Bank N.A., dated February 16, 2011 (3)
10.21	Securities Purchase Agreement with Amegy Bank N.A., dated February 16, 2011 (3)
10.22	Warrant to Purchase Common Stock with Amegy Bank N.A., dated February 16, 2011 (3)
10.23	Subordinate Secured Promissory Note Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.24	Securities Purchase Agreement Off-Shore Finance, LLC, dated March 23, 2009 (2)
10.25	Revenue Sharing Agreement with Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.26	Revenue Sharing Agreement with Officers and Directors, dated June 6, 2009 (3)
10.27	Map: Nicaraguan Concessions (2)
10.28	Revenue Sharing Agreement with Jeff Roberts, dated September 16, 2009 (3)
10.29	Revenue Sharing Agreement with Thompson Knight Global Energy, dated September 8, 2009 (3)
10.30	Stock Purchase Agreement with Amegy Bank, N.A., dated as of February 28, 2012 (5)
10.31	Stock Purchase Agreement with Off-Shore Finance, LLC, dated as of February 28, 2012 (5)
10.32	Investor Rights Agreement with Amegy Bank, N.A., dated April 13, 2012 (5)
10.33	Certificate of Designation of Series A Preferred and Series B Preferred (5)
10.34	8% Promissory Note in principal amount of $250,000, dated February 13, 2013 (6)
10.35	Common Stock Purchase Warrant for 250,000 shares, dated February 13, 2013 (6)
10.36	Form of 8% Promissory Note (7)
10.37	Form of Common Stock Purchase Warrant (7)
14.1	Code of Ethics and Code of Conduct. (4)
21.1	Subsidiaries of Registrant (1)

31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
99.1	Audited Financial Statements as of and for the years ended December 31, 2012 and 2011. (filed herewith)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

(1) Filed as an exhibit to Form 10 by the Company on May 13, 2011.

(2) Filed as an exhibit to Amendment No. 1 to Form 10 by the Company on July 1, 2011.

(3) Filed as an exhibit to Amendment No. 2 to Form 10 by the Company on April 5, 2012.

(4) Filed as an exhibit to Form 10-K by the Company on April 16, 2012.

(5) Filed as an exhibit to Form 8-K by the Company on April 19, 2012.

(6) Filed as an exhibit to Form 8-K by the Company on February 19, 2013.

(7) Filed as an Exhibit to Form 8-K by the Company on March 1, 2013.

XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2013	Infinity Energy Resources, Inc.,
a Delaware corporation

	By:	/s/ Stanton E. Ross
Stanton E. Ross
Chief Executive Officer

	By:	/s/ Daniel F. Hutchins
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

Signature and Title	Date

/s/ Stanton E. Ross	April 1, 2013
Stanton E. Ross, Director

/s/ Leroy C. Richie	April 1, 2013
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	April 1, 2013
Daniel F. Hutchins, Director

