Form 10-Q
period 2013-03-31
INFINITY ENERGY RESOURCES, INC
filed 2013-05-20
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of  common stock, as of the latest practicable date:

Class	Outstanding at May 17, 2013
Common Stock, $0.0001 par value	21,256,075

2

PART I Financial Information

Item 1. Financial Statements

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$27,809	$32,721
Prepaid expenses	1,475	3,131
Total current assets	29,284	35,852

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down
Unproved	4,465,568	4,425,803

Other asset – deposit	5,000	5,000
Total assets	$4,499,852	$4,466,655

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$928,056	$1,109,915
Accrued liabilities (including $767,407 due to related party at both dates)	3,420,584	3,361,583
Income tax liability	150,000	150,000
Accrued interest and fees – bank and other	174,862	167,457
Officer indemnification	734,897	734,897
Derivative liabilities	406,409	42,508
Current portion of asset retirement obligations	432,027	432,027
Notes payable-short term, net of discounts of $238,891 at March 31, 2013	548,509	-
Note payable to related party, net of discount of $15,686 at December 31, 2012	-	234,314
Total current liabilities	6,795,344	6,232,701

Long-term liabilities
Note payable, net of discount of $36,109	-	176,291
Asset retirement obligations, less current portion	571,153	549,079
Total long-term liabilities	571,153	725,370

Total liabilities	7,366,497	6,958,071

Redeemable, convertible preferred stock, par value $.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series A, 130,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, liquidation preference $13,000,000 plus undeclared dividends of $754,000 and $559,000 at March 31, 2013 and December 31, 2012	12,208,058	11,539,734-
Series B (related party), 15,016 shares issued and outstanding at March 31, 2013 and December 31, 2012, liquidation preference $1,501,600 plus undeclared dividends of $87,093 and $64,569 at March 31, 2013 and December 31, 2012	1,400,381	1,320,488-
Commitments and contingencies (Note 6)
Stockholders’ deficit
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 20,668,575 shares at March 31, 2013 and December 31, 2012	2,066	2,066
Additional paid-in capital	89,119,948	88,843,628
Accumulated deficit	(105,597,098)	(104,197,332)
Total stockholders’ deficit	(16,475,084)	(15,351,638)
Total liabilities and stockholders’ deficit	$4,499,852	$4,466,655

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Operating expenses
General and administrative expenses	$989,102	$194,313
Accretion expense	22,074	20,194
Total operating expenses	1,011,176	214,507

Operating loss	(1,011,176)	(214,507)

Other income (expense)
Interest expense, net of capitalization	(358,297)	(337,672)
Change in derivative fair value	(30,293)	118,685

Total other income (expense)	(388,590)	(218,987)

Loss from continuing operations	(1,399,766)	(433,494)
Loss of discontinued operation	-	(27,239)

Net loss	$(1,399,766)	$(460,733)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	(217,524)	-

Accretion of Series A and B redeemable, convertible preferred stock	(530,692)	-

Loss applicable to common shareholders	$(2,147,982)	$(460,733)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.10)	$(0.02)
Loss from discontinued operation	-	(0.00)

Basic and diluted net loss per share	$(0.10)	$(0.02)

Weighted average shares outstanding – basic and diluted	20,668,575	18,668,575

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2013
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	20,668,575	$2,066	$88,843,628	$(104,197,332)	$(15,351,638)

Stock based compensation	-	-	831,932	-	831,932

Transition of derivative liability to equity	-	-	192,604	-	192,604

Accretion of Series A and B redeemable, convertible preferred stock	-	-	(530,692)	-	(530,692)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(217,524)	-	(217,524)

Net loss	-	-	-	(1,399,766)	(1,399,766)

Balance, March 31, 2013	20,668,575	$2,066	$89,119,948	$(105,597,098)	$(16,475,084)

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,399,766)	$(460,733)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of asset retirement obligations	22,074	20,772
Stock-based compensation	831,932	28,965
Change in fair value of derivative liability	30,293	(118,685)
Amortization of debt discount, net of capitalized amounts of $62,316 in 2012	339,116	-
Change in operating assets and liabilities
Decrease in prepaid expenses	1,656	3,750
Increase (decrease) in accounts payable and accrued liabilities	(127,952)	488,169
Net cash used in operating activities	(302,647)	(37,762)

Cash flows from investing activities
Investment in oil and gas properties	(27,265)	(234,350)
Net cash used in investing activities	(27,265)	(234,350)

Cash flows from financing activities
Proceeds from debt and subordinated note payable	575,000	272,070
Repayment of note payable to related party	(250,000)	-
Net cash provided by financing activities	325,000	272,070

Net decrease in cash and cash equivalents	(4,912)	(42)

Cash and cash equivalents
Beginning	32,721	217
End	$27,809	$175

Supplemental cash flow information
Cash paid for interest	$11,775	$-
Cash paid for taxes	-	-

Supplemental noncash disclosures
Noncash capitalized overhead and interest	$12,500	$90,116
Discount from warrant derivative	526,212	-
Transition of derivative liability to equity	192,604	-
Accretion in fair value of redeemable preferred stock	530,692	-
Preferred dividends accrued	217,524	-

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

On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them (see Note 3). Although the cash outflow necessary to pay Amegy has been eliminated under terms of the Stock Purchase Agreement, the Company is still in need of additional capital to meet its obligations under the Nicaraguan Concessions, and is searching for sources of additional equity or debt financing. There can be no assurance that the Company will be able to obtain such capital or obtain it on favorable terms.

The Company conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over its Nicaraguan Concessions. It issued letters of credit totaling $851,550 for this and additional work on the leases. The Company has completed certain activity under the initial work plan.. The Company intends to seek joint venture or working interest partners prior to the commencement of any exploration or drilling operations on the Nicaraguan Concessions.

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

Fair Value of Financial Instruments

As defined in ASC 820, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based upon observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable and are valued using models or other valuation methodologies (level 2 measurement), and the lowest priority to unobservable inputs (level 3 measurement). There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the quarter ended March 31, 2013.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The carrying values of the Company’s accounts receivable, accounts payable and accrued liabilities represent the estimated fair value due to the short-term nature of the accounts.

The estimated fair value of the Company’s non-current derivative liabilities, all of which related to warrants, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms (Note 2) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and outstanding at March 31, 2013 is as follows:

	Upon Issuance	At March 31, 2013

Volatility – range	91.67% - 94.5%	90.24%
Contractual term	2 years	2 years
Exercise price	$2.50	$2.50
Number of warrants in aggregate	575,000	575,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2012	$42,508
Fair value of warrant derivative liabilities at issuance	526,212
Unrealized derivative losses included in other expense	30,293
Transition of derivative liability to equity	(192,604)
Balance at March 31, 2013	$406,409

The estimated initial fair value of the Company’s Series A and B redeemable convertible preferred stock was determined based upon estimates of the expected occurrence and timing of certain future events, such as the date such shares might be redeemed or converted (assumed to be December 31, 2013); an estimate of discount rates to be utilized in determining net present value of the preferred stock, based upon rates observed in similar or analogous, but not identical, market transactions, upon past Company-specific effective borrowing rates, and the assessment of each instrument’s specific rights and obligations. (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3.

Reclassifications

Certain amounts in the prior period were reclassified to conform with the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 — Debt

Debt consists of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Notes payable- short term, net of discount	$548,509	$-
Note payable to related party, net of discount, short-term	$-	$234,314
Notes payable, net of discount, long-term	$-	$176,291

Interest Bearing Liabilities to Vendors

At March 31, 2013 and December 31, 2012, the Company had agreed to pay interest of 8% on certain accrued liabilities aggregating $410,500. The total amount of interest accrued relating to these liabilities for the three months ended March 31, 2013 was $8,277.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Notes Payable – Short-term

In November 2012 the Company entered into an agreement with its law firm to issue the firm a 3% note payable in satisfaction of $212,400 in fees. The note is due with all accrued interest on March 14, 2014. The note and accrued interest are convertible to shares of the Company’s common stock at $3 per share at any time prior to and including maturity date. The note was discounted to its estimated fair value and the amount of the discount at issue date, $40,435, was recorded as a reduction in legal expense in 2012. Interest expense for the three months ended March 31, 2013 includes interest at the stated rate of 3% in the amount of $1,593 and amortization of discount in the amount of $6,693.

During the three months ended March 31, 2013, the Company borrowed an aggregate of $575,000 from four entities or individuals. Each note is for a term of 60 days and bears interest at 8% per annum. At the date of borrowing, each entity or individual was also issued a warrant for the purchase of shares of common stock at $2.50 per share, for a total of 575,000 shares. The warrants are exercisable for a period of two years from the date of the note. The warrants provide that should the notes and interest not be paid in full by their respective maturity dates (ranging from April 13 to May 29, 2013) the warrants’ exercise prices would be reduced to $0.10 per share and the number of shares issuable under the warrants would be increased to an aggregate of 5,750,000 shares. The ratchet provision in the warrants’ exercise prices required that these be accounted as derivative liabilities. The Company recorded the estimated fair value of the warrants as discounts on note payable in the aggregate amount of $526,212 and as a derivative liability in the same amount, each as of the date of the respective note. The discounts are being amortized on a straight line basis over the terms of the notes and interest expense for the three months ended March 31, 2013 includes discount amortization in the amount of $316,737. The Company used the loan proceeds from these notes to retire short-term promissory notes it had previously issued and to provide working capital. An officer of the Company sold the notes issued in the quarter ended March 31, 2013, and the Company paid no compensation to any party in connection with such sales.

Note Payable to Related Party

On August 28, 2012, the Company borrowed $250,000 from an entity that is 49% owned by a board member of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The Company issued a short-term note payable to the entity in this amount, bearing interest at 8% per annum, maturing February 28, 2013. At the same time, the Company issued the same entity a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017. The Company has recorded the estimated fair value of the warrant as of August 28, 2012 as a discount on note payable in the amount of $48,654 and a derivative liability in the same amount at that date. The discount of $48,654 is being amortized on a straight line basis over the expected outstanding period of the note (August 28, 2012 through February 28, 2013) and interest expense for the three months ended March 31, 2013 includes discount amortization in the amount of $15,686. The estimated current value of the warrant derivative liability was increased to $192,604 as of the date the note was repaid, February 28, 2013, and at that date the derivative liability was terminated and the balance was recorded as an addition to additional paid-in capital as a transition back to equity.

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

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The common stock issued to Amegy has been recorded at a value equal to the closing price of the shares of the Company’s common stock on April 13, 2012, the date the agreement was effective, a total of $2,980,000. Taking into consideration the rights and preferences accruing to the preferred stock issued, as summarized above, the Company has classified both Series A and B preferred stock as temporary equity on the accompanying consolidated balance sheet at March 31, 2013 and accordingly has recorded such stock at their estimated fair values. That estimated fair value was $9,743,210 for Series A preferred and $1,106,625 for Series B preferred at the date of issuance, April 13, 2012. The recorded fair value of Series A and B preferred shares increased in calculated present value to $11,454,058 and $1,313,288, respectively, as of March 31, 2013 ($530,692 was accreted in the three months ended March 31, 2013). Both Series A and B preferred are being accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. Accrued dividends payable on the preferred shares in the amount of $841,093 have been recorded as of March 31, 2013 ($217,524 was accrued in the three months ended March 31, 2013).

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

During the three months ended March 31, 2013, no stock options were granted or forfeited.

The following table summarizes stock option activity for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2012	3,303,500	$4.17	7.3 years	$-
Outstanding and exercisable at March 31, 2013	3,303,500	$4.17	7.0 years	$-

The Company recognized compensation and legal expense in connection with the vesting of options granted in 2012 in the amount of $831,932 during the three months ended March 31, 2013 (none in the three months ended March 31, 2012).

Note 5 — Warrants

The following table summarizes warrant option activity for the three months ended March 31, 2013:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2012	120,000	$2.50	4.7 years	$-
Granted	575,000	2.50
Outstanding and exercisable at March 31, 2013	695,000	$2.50	2.3 years	$-

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

As of December 31, 2012 and March 31, 2013, the Company was in Sub-Period 1 for both Perlas and Tyra. On April 11, 2013, the Company received its Environmental Permit, permitting it to proceed to Phase II of Sub-Period 1. In accordance with the concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expiring March 2014) and $408,450 for Tyra (expiring September 2013). The Company has also made all required expenditures related to the concessions for training programs and as “area fees,” for 2011, 2010 and, in early 2012, for that year. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements.

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment		Relinquishment	Irrevocable Guarantee
Sub-Period1	2	-	Environmental Impact Study	26km2	$443,100
		-	Acquisition & interpretation of 333km of new 2D seismic
		-	Acquisition, processing & interpretation of 667km of new 2D seismic (or equivalent in 3D)
Sub-Period 2 Optional	1	-	Acquisition, processing & interpretation of 200km2 of 3D seismic	53km2	$1,356,227
Sub-Period 3 Optional	1	-	Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	80km2	$10,220,168
Sub-Period 4 Optional	2	-	Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	All acreage except areas with	$10,397,335
		-	Geochemical analysis	discoveries

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Minimum Work Program - Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment		Relinquishment	Irrevocable Guarantee
Sub-Period1	1.5	-	Environmental Impact Study	26km2	$408,450
		-	Acquisition & interpretation of 667km of existing 2D seismic
		-	Acquisition of 667km of new 2D seismic (or equivalent in 3D)
Sub-Period 2 Optional	0.5	-	Processing & interpretation of the 667km 2D seismic (or equivalent in 3D) acquired in the previous sub-period	40km2	$278,450
Sub-Period 3 Optional	2	-	Acquisition, processing & interpretation of 250km2 of new 3D seismic	160km2	$1,818,667
Sub-Period 4 Optional	2	-	Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	All acreage except areas with	$10,418,667
		-	Geochemical analysis	discoveries

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block
Area Fee	Yr 1-3 Yr 4-7 Yr 8 fwd	$0.05/hectare $0.10/hectare $0.15/hectare
Royalties	Recovery Factor 0 – 1.5 1.5 – 3.0 >3.0	Percentage 5% 10% 15%
Natural Gas Royalties	Market value at production	5%
Corporate Tax	Rate no higher than 30%
Social Contribution	3% of the net profit (1.5% for each autonomous region)
Investment Protection	ICSID arbitration OPIC insurance

Phase II of Sub Period 1 started April 13, 2013, when the Nicaraguan Government approved the environmental impact study. The minimum cash requirements for the next twelve month period will be $1,894,000 of which $1,634,677 is related to seismic and $259,300 is related to the training and area fees under the concession. See Note 1 for discussion of Going Concern. The Company estimates that the actual cost of seismic for the acreage will be $4,000,000 over the next 18 month period.

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

The Company is currently involved in litigation as follows:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and is claiming breach of contract for failure to pay amounts due. The Company has included the impact of this litigation as liabilities in its accounts payable because it does not dispute the amount owed. In 2009, the Company recorded the amount claimed. The Company will seek to settle the lawsuit when it has the financial resources to do so. The suit is in the discovery stage.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied before August 1, 2013 in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. The extent of the liabilities associated with this matter was estimated by Management to not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as officer indemnification liability on the consolidated balance sheets.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 — Related Party Transactions

The corporate office was located in Denver, Colorado until November 2008 when the Denver office was closed. The corporate office moved to the business office of the CFO of the Company. The Company currently does not have any employees and the staff of the CFO provides the office services. These services are billed at the CFO firm’s standard billing rate plus out-of-pocket expenses. For the quarters ended March 31, 2013 and 2012, the Company was billed $0 and $86,715, respectively. The amount due to the CFO’s firm for services provided was $767,407 at March 31, 2013 and December 31, 2012, included in accrued liabilities at both dates.

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

As of March 31, 2013 and December 31, 2012, the Company had accrued compensation to its officers and directors of $755,208 and $705,208, respectively.

As discussed in Note 2, on August 28, 2012, the Company borrowed $250,000 from an entity that is 49% owned by a board member of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The Company issued a short-term note to bearing interest at 8% per annum and maturing February 28, 2013 to such party. The note and all accrued interest was repaid on its maturity date in accordance with the terms of the note. In connection with the transaction, the Company issued the lender a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017.

Note 8 — Subsequent Events

In April 2013, the Company issued two 60-day 8% notes in the amount of $100,000 each, accompanied by warrants to purchase 200,000 shares of the Company’s common stock at $2.50 per share. The exercise price of the warrants would be reduced to $.10 per share and the number of warrants will increase to 2,000,000 if the notes and related interest thereon are not paid timely at their maturity dates.

Subsequent to March 31, 2013 and through May 16, 2013, the Company sold 635,420 units, each consisting of one share of common stock and one half of a common stock purchase warrant, at $1.60 per unit, for total proceeds of $1,016,672. For every two units purchased the Company issued one full warrant. Each warrant has an exercise price of $2.50 per share and a term of five years. One holder of a promissory note issued by the Company in February 2013 in the amount of $125,000, exchanged such note and accrued interest for units as payment in full. This exchange is included in the total number of units sold and proceeds indicated above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Quarterly Report on Form 10-Q. Infinity follows the full-cost method of accounting for oil and gas properties. See “Summary of Significant Accounting Policies,” included in Note 1 to the Consolidated Financial Statements for the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012.

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q for the three months ended March 31, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Registration Statement on Form 10 filed on May 13, 2011, as amended on July 1, 2011and April 4, 2012.

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

Results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Infinity incurred a net loss applicable to common shareholders of $(2,147,982), or $(0.10) per diluted share, for the three months ended March 31, 2013 compared to a net loss of $(460,733), or $(0.02) per diluted share, for the three months ended March 31, 2012. The Company’s Series A and Series B redeemable convertible preferred stock, issued April 13, 2012, were therefore not outstanding for the entire three months ended March 31, 2012, but were outstanding for the entire three months ended March 31, 2013. In 2013, the 6% cumulative dividend accrued relative to the period, as well as the accretion in the value ascribed to the preferred shares between those dates (which represent value attributable to holders of the preferred rather than common shares) increase the Company’s actual net loss of $(1,399,766) to arrive at the loss applicable to common shareholders in the determination of basic and diluted net loss per share.

The Company’s consolidated statement of operations for the three months ended March 31, 2012 segregate the operating expenses of the company’s formerly 100% owned subsidiary, Infinity-Texas, which was sold in its entirety effective July 31, 2012, as “Loss of discontinued operation.”

Revenue

The Company had no revenues in either the three months ending March 31, 2013 or 2012. The Company focused solely on the exploration, development and financing of the Nicaraguan Concessions.

General and Administrative Expenses

General and administrative expenses in the three months ended March 31, 2013 were $989,102 as compared with $194,313 for the same period in 2012. This increase is substantially attributable to stock-based compensation cost reflected in the three months ended March 31, 2013 in the aggregate amount of $831,932, which results from the adjustment of the fair value of, and recognition of progressive vesting of, certain stock options awarded in November 2012 to Company officers and the Company’s legal counsel. This additional cost is reflected in the three months ended March 31, 2013 as compensation ($766,157) and legal ($65,775) expense.

Other income (expense)

Interest expense net of amounts capitalized to oil and gas properties decreased from $337,672 for the three months ended March 31, 2012 to $358,297 for the three months ended March 31, 2013. Although the increase is relatively small at some 6%, the nature of the interest expense is entirely different in 2013 as compared with 2012. The interest in the 2012 period was related to the debt to Amegy and Off-Shore which was outstanding for the entire period in 2012 and was satisfied April 13, 212 by the issuance of Series A and B redeemable convertible preferred stock (see Note 3). The interest expense in 2013 is largely attributable to interest accrued on, and amortization of debt discount related to, borrowings on various short-term notes payable, which aggregated $348,507 for the period.

The change in derivative fair value, which can be either an “other expense” or an “other income” item, varied significantly from the three months ended March 31, 2012, when it was income of $118,685, to the same period in 2013, when it was an expense of $(30,293). The 2012 income effect resulted from a decrease during the period in the fair value of the derivative liability related to the Amegy Warrant (see Note 3), which warrant was cancelled in April 2012 and thus was not outstanding during the three months ended March 31, 2013. During the three months ended March 31, 2013, the Company had warrants and related derivative liabilities recorded related to short-term notes payable. The combined impact of the changes in fair value of the various derivative liabilities outstanding during the 2013 period was an increase in such value (an expense item) of $(30,293). The derivative liability associated with warrants on notes that remained outstanding at March 31, 2013 actually decreased in fair value, but the liability related to warrants on the note repaid in the three months ended March 31, 2013 increased in fair value, in a larger amount, before the related note was repaid, at which date derivative liability, in accordance with generally accepted accounting principles, was effectively terminated and its balance became a contribution to additional paid-in capital. These derivative values, which are required to be presented in accordance with generally accepted accounting principles, primarily reflect the liability associated with remaining life of the related warrants with changes in fair value being principally impacted by the volatility of the Company’s stock price.

Income Tax

Infinity reflected no net income tax benefit or expense in the three month periods ended March 31 in either 2013 or 2012. The net operating losses generated both periods increased Infinity’s gross deferred tax asset related to future ability to utilize net operating losses to reduce future income tax outlays. Due to uncertainty as to the ultimate ability of the Company to utilize its net deferred tax asset, the Company has recognized no net deferred tax benefit, and has, as a result, offset its gross deferred tax benefit with a 100% valuation allowance.

Liquidity and Capital Resources; Going Concern

The Company has had a history of losses. The Company continues to have a significant working capital deficit and continues to experience substantial liquidity issues.

The Company conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over its Nicaraguan Concessions. We issued letters of credit totaling $851,550 for this and additional work on the leases. The Company has completed certain activity under the initial work plan. The Company intends to seek joint venture or working interest partners prior to the commencement of any exploration or drilling operations on the Nicaraguan Concessions.

Phase II of Sub Period 1 started April 13, 2013, when the Nicaraguan Government approved the environmental impact study. The minimum cash requirements for the next twelve month period will be $1,894,000 of which $1,634,677 is related to seismic and $259,300 is related to the training and area fees under the concession. See Note 1 for discussion of Going Concern. The Company estimates that the actual cost of seismic for the acreage will be $4,000,000 over the next 18 month period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Stanton Ross and Chief Financial Officer, Daniel F. Hutchins evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on the evaluation, Messrs. Ross and Hutchins have concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which Management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

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

PART II Other Information

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in litigation as follows:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and is claiming breach of contract for failure to pay amounts due. The Company has included the impacts of this litigation as liabilities in its accounts payable because it does not dispute the amount owed. In 2009 the Company recorded the amount claimed. The Company will seek to settle the lawsuit when it has the financial resources to do so. The suit is in the discovery stage.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied before August 1, 2013 in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. The extent of the liabilities associated with this matter was estimated by Management to not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as officer indemnification liability on the consolidated balance sheet dated March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013, the Company borrowed an aggregate of $575,000 from four entities or individuals. Each note is for a term of 60 days and bears interest at 8% per annum. At the date of borrowing, each entity or individual was also issued a warrant for the purchase of shares of common stock at $2.50 per share, for a total of 575,000 shares. The warrants are for a period of two years from the date of the note. The warrants provide that should the notes and interest not be paid in full by their respective maturity dates (ranging from April 13 to May 29, 2013) the warrants’ exercise prices would be reduced to $0.10 per share and the number of shares issuable under the warrants would be increased to an aggregate of 5,750,000 shares. The ratchet provision in the warrants’ exercise prices required that these be accounted as derivative liabilities. The Company recorded the estimated fair value of the warrants as discounts on note payable in the aggregate amount of $526,212 and as a derivative liability in the same amount, each as of the date of the respective note. The discounts are being amortized on a straight line basis over the terms of the notes and interest expense for the three months ended March 31, 2013 includes discount amortization in the amount of $316,737.  The Company used the loan proceeds from these notes to retire short-term promissory notes it had previously issued and to provide working capital. An officer of the Company sold the notes issued in the quarter ended March 31, 2013, and the Company paid no compensation to any party in connection with such sales.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(c) Exhibits.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	May 20, 2013
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	May 20, 2013
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

