Form 10-Q
period 2013-06-30
INFINITY ENERGY RESOURCES, INC
filed 2013-08-14
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________.

Commission File Number: 0-17204

___________________________________

INFINITY ENERGY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

___________________________________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at August 9, 2013

Common Stock, $0.0001 par value	21,328,995

2

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$143,880	$32,721
Prepaid expenses	10,475	3,131
Total current assets	154,355	35,852

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down:
Unproved	4,643,223	4,425,803

Other asset – deposit	5,000	5,000
Total assets	$4,802,578	$4,466,655

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$844,680	$1,109,915
Accrued liabilities (including $767,407 and $767,407 due to related party at June 30, 2013 and December 31, 2012)	3,394,585	3,361,583
Income tax liability	150,000	150,000
Accrued interest and fees – bank and other	180,133	167,457
Officer indemnification	734,897	734,897
Derivative liabilities	-	42,508
Current portion of asset retirement obligations	432,027	432,027
Notes payable-short term, net of discounts of $22,062 at June 30, 2013	190,338	-
Note payable to related party, net of discount of $15,686 at December 31, 2012	-	234,314
Total current liabilities	5,926,660	6,232,701

Long-term liabilities
Note payable, net of discount of $36,109 at December 31, 2012	-	176,291
Asset retirement obligations, less current portion	593,724	549,079
Total long-term liabilities	593,724	725,370

Total liabilities	6,520,384	6,958,071

Redeemable, convertible preferred stock, par value $.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series A, 130,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, liquidation preference $13,000,000 plus undeclared dividends of $949,000 and $559,000 at June 30, 2013 and December 31,2012	12,896,784	11,539,734
Series B (related party), 15,016 shares issued and outstanding at June 30, 2013 and December 31, 2012, liquidation preference $1,501,600 plus undeclared dividends of $109,617 and $64,569 at June 30, 2013 and December 31, 2012	1,482,893	1,320,488
Commitments and contingencies (Note 6)
Stockholders’ deficit
Common stock, par value $.0001, authorized 75,000,000 shares, 21,328,995 and 20,668,575 shares issued and outstanding at June 30, 2013 and December 31, 2012	2,133	2,066
Additional paid-in capital	90,279,249	88,843,628
Accumulated deficit	(106,378,865)	(104,197,332)
Total stockholders’ deficit	(16,097,483)	(15,351,638)
Total liabilities and stockholders’ deficit	$4,802,578	$4,466,655

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating expenses
General and administrative expenses	$350,205	$246,878	$1,339,307	$441,191
Accretion expense	22,571	20,649	44,645	40,843
Total operating expenses	372,776	267,527	1,383,952	482,034

Operating loss	(372,776)	(267,527)	(1,383,952)	(482,034)

Other income (expense)
Interest expense, net of capitalized interest	(403,789)	(9,582)	(762,086)	(346,219)
Change in derivative fair value	5,883	-	(24,410)	118,685
Loss on conversion of note	(11,085)	-	(11,085)	-

Total other income (expense)	(408,991)	(9,582)	(797,581)	(227,534)

Loss from continuing operations	(781,767)	(277,109)	(2,181,533)	(709,568)
Loss of discontinued operation	-	(27,239)	-	(55,513)

Net loss	(781,767)	(304,348)	(2,181,533)	(765,081)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	(217,524)	(188,521)	(435,048)	(188,521)

Accretion of Series A and B redeemable, convertible preferred stock	(553,715)	(390,713)	(1,084,407)	(390,713)

Loss applicable to common shareholders	$(1,553,006)	$(883,582)	$(3,700,988)	$(1,344,315)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.07)	$(0.04)	$(0.18)	$(0.07)
Loss from discontinued operation	-	(0.00)	-	(0.00)

Basic and diluted net loss per share	$(0.07)	$(0.04)	$(0.18)	$(0.07)

Weighted average shares outstanding – basic and diluted	21,179,704	20,382,861	20,925,551	19,530,453

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2013 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	20,668,575	$2,066	$88,843,628	$(104,197,332)	$(15,351,638)

Stock based compensation	-	-	1,122,653	-	1,122,653

Transition of derivative liability to equity	-	-	764,982	-	764,982

Private placement of common stock and warrants	556,250	56	889,944	-	890,000

Issuance of common stock for services rendered	25,000	3	39,747	-	39,750

Issuance of common stock on conversion of note	79,170	8	137,750		137,758

Accretion of Series A and B redeemable, convertible preferred stock	-	-	(1,084,407)	-	(1,084,407)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(435,048)	-	(435,048)

Net loss			-	(2,181,533)	(2,181,533)

Balance, June 30, 2013	21,328,995	$2,133	$90,279,249	$(106,378,865)	$(16,097,483)

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(2,181,533)	$(765,081)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of asset retirement obligations	44,645	40,843
Stock-based compensation	1,122,653	-
Common stock issued for services rendered	39,750	-
Change in fair value of derivative liability	24,410	(118,685)
Loss on conversion of note	11,085	-
Amortization of debt discount, net of capitalized amounts of $62,316 in 2012	727,797	20,772
Change in operating assets and liabilities
(Increase) decrease in prepaid expenses	(7,344)	7,500
Increase (decrease) in accounts payable and accrued liabilities	(217,884)	827,255
Net cash provided by (used in) operating activities	(436,421)	12,604

Cash flows from investing activities
Investment in oil and gas properties	(217,420)	(284,758)
Net cash used in investing activities	(217,420)	(284,758)

Cash flows from financing activities
Proceeds from private placement of common stock and warrants	890,000	-
Repayment of note payable to related party	(250,000)	-
Proceeds from debt and subordinated note payable	825,000	272,070
Repayment of notes	(700,000)	-
Net cash provided by financing activities	765,000	272,070
Net increase (decrease) in cash and cash equivalents	111,159	(84)

Cash and cash equivalents
Beginning	32,721	217
End	$143,880	$133

Supplemental cash flow information
Cash paid for interest	$16,410	$-
Cash paid for taxes	$-	$-

Supplemental noncash disclosures
Noncash capitalized overhead and interest	$12,500	$102,616
Noncash transaction; debt, subordinated note payable and related accrued interest and other fees satisfied by issuance of common and Series A and B Preferred shares	$-	$21,883,393
Conversion of note and accrued interest to common stock	$126,673	$-
Discount from warrant derivative	$698,064	$-
Transition of derivative liability to equity	$764,982	$-
Accretion in fair value of redeemable preferred stock	$1,084,407	$-
Preferred dividends accrued	$435,048	$-

See notes to unaudited consolidated financial statements.

Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

Infinity Energy Resources, Inc. and its subsidiaries (collectively, “we,” “ours,” “us,” “Infinity” or the “Company”) has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, statements of operations, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2013 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K, filed with the SEC.

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

On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them (see Note 3). Although the cash outflow necessary to pay Amegy has been eliminated under terms of the Stock Purchase Agreement, we are still in need of additional capital to meet our obligations under the Nicaraguan Concessions, and are seeking sources of additional equity or debt financing. There can be no assurance that we will be able to obtain such capital or obtain it on favorable terms.

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

Due to the uncertainties related to these matters, there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern

Fair Value of Financial Instruments

As defined in ASC 820, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based upon observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable and are valued using models or other valuation methodologies (level 2 measurement), and the lowest priority to unobservable inputs (level 3 measurement). There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the six months ended June 30, 2013.

The carrying values of the Company’s accounts receivable, accounts payable and accrued liabilities represent the estimated fair value due to the short-term nature of the accounts.

The estimated fair value of the Company’s non-current derivative liabilities, all of which related to detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms (Note 2) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). All notes payable have been paid off as of June 30, 2013, therefore the derivative liability was adjusted as of the extinguishment date of the notes and the resulting derivative liability was transitioned from a liability to equity as of such date. A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of the date of the transition from liability to equity is as follows:

	Upon Issuance	As of date of transition to equity

Volatility – range	89.75% - 94.5%	90.13% - 90.71%
Contractual term	2 years	2 years
Exercise price	$2.50	$2.50
Number of warrants in aggregate	825,000	825,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2012	$42,508
Fair value of warrant derivative liabilities at issuance	698,064
Unrealized derivative losses included in other expense	24,410
Transition of derivative liability to equity	(764,982)
Balance at June 30, 2013	$-

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

Note 2 — Debt

Debt consists of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Notes payable- short term, net of discount	$190,338	$-
Note payable to related party, net of discount, short-term	$-	$234,314
Notes payable, net of discount, long-term	$-	$176,291

Interest Bearing Liabilities to Vendors

At June 30, 2013 and December 31, 2012, the Company had agreed to pay interest of 8% on certain accrued liabilities aggregating $410,500. The total amount of interest accrued relating to these liabilities for the three and six months ended June 30, 2013 was $8,188 and $16,285 , respectively.

Notes Payable – Short-term

In November 2012 the Company entered into an agreement with its law firm to issue the firm a 3% note payable in satisfaction of $212,400 in fees. The note is due with all accrued interest on March 14, 2014. The note and accrued interest are convertible to shares of the Company’s common stock at $3.00 per share at any time prior to and including maturity date. The note was discounted to its estimated fair value and the amount of the discount at issue date, $40,435, was recorded as a reduction in legal expense in 2012. Interest expense for the three and six months ended June 30, 2013 aggregated $8,947 and $17,233, respectively, which includes interest at the stated rate of 3% and amortization of discount.

During the six months ended June 30, 2013, the Company borrowed an aggregate of $825,000 from six entities or individuals. Each note is for a period of 60 days and bears interest at 8% per annum. At the date of borrowing, each entity or individual was also issued a warrant for the purchase of common shares of stock at $2.50 per share, in aggregate, for 825,000 shares, valid for a period of two years from the date of the note. The terms of each warrant provides that should the note and interest not be paid in full by its respective maturity date (ranging from April 13 to June 15, 2013) the warrants’ exercise price would be reduced to $0.10 per share and the number of shares under the warrant would be increased to an aggregate of 8,250,000 shares. The ratchet provision in the warrant’s exercise price required that these be accounted as derivative liabilities. The Company recorded the estimated fair value of the warrants as discounts on note payable and as a derivative liability in the same amount, each as of the date of the respective note.

All notes payable have been paid off or converted to equity on or prior to their maturity date thereby the ratchet provisions on the warrants expired. The discounts were amortized on a straight line basis (substantially equivalent to the effective-interestbasis) over the terms of the notes. Interest expense for the three and six months ended June 30, 2013 includes discount amortization in the amount of $381,327 and $698,064, respectively.

Note Payable to Related Party

On August 28, 2012, the Company borrowed $250,000 from an entity that is 49% owned by a board member of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The Company issued a short-term note payable to the entity in this amount, bearing interest at 8% per annum, maturing February 28, 2013. At the same time, the Company issued the same entity a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017. The Company has recorded the estimated fair value of the warrant as of August 28, 2012 as a discount on note payable in the amount of $48,654 and a derivative liability in the same amount at that date. The discount of $48,654 is being amortized on a straight line basis over the expected outstanding period of the note (August 28, 2012 through February 28, 2013) and interest expense for the three and six months ended June 30, 2013 includes discount amortization in the amount of $15,686. The estimated current value of the warrant derivative liability was increased to $192,604 as of the date the note was repaid, February 28, 2013, and at that date the derivative liability was terminated and the balance was recorded as an addition to additional paid-in capital as a transition back to equity.

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

The common stock issued to Amegy has been recorded at a value equal to the closing price of the shares of the Company’s common stock on April 13, 2012, the date the agreement was effective, a total of $2,980,000. Taking into consideration the rights and preferences accruing to the preferred stock issued, as summarized above, the Company has classified both Series A and B preferred stock as temporary equity on the accompanying consolidated balance sheet at June 30, 2013 and accordingly has recorded such stock at their estimated fair values. That estimated fair value was $9,743,210 for Series A preferred and $1,106,625 for Series B preferred at the date of issuance, April 13, 2012. The recorded fair value of Series A and B preferred stock increased in calculated present value to $11,947,784 and $1,373,276, respectively, as of June 30, 2013 ($553,715 and $1,084,407 was accreted in the three and six months ended June 30, 2013, respectively). Both Series A and B preferred stock are being accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. Accrued dividends payable on the Series A and B preferred stock in the amount of $1,058,617 have been recorded as of June 30, 2013 ($217,524 and $435,048 was accrued in the three and six months ended June 30, 2013, respectively).

Note 4 — Common Stock

During the six months ended June 30, 2013, the Company conducted a private placement of its common stock in which it sold 556,250 units, each consisting of one share of common stock and one half of a common stock purchase warrant, at $1.60 per unit, for total proceeds of $890,000. One holder of a promissory note issued by the Company in February 2013 participated in the private placement and converted the principal amount $125,000 plus accrued interest to 79,170 units. As a result of the conversion, the Company recognized a loss on conversion of $11,085 during the six months ended June 30, 2013. The common stock purchase warrants provide for an exercise price of $2.50 per share, are immediately exercisable and have a term of five years.

Note 5 — Stock Options

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

The following table summarizes stock option activity for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,303,500	$4.17	7.3 years	$-
Granted	66,000	3.00	6.4 years	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2013	3,369,500	$4.15	6.9 years	$-
Outstanding and exercisable at June 30, 2013	2,496,167	$4.55	6.4 years	$-

During the six months ended June 30, 2013, the Company granted 66,000 options which have an exercise price of $3.00 and terms ranging from 5 to 10 years. 6,000 options vested immediately while the remaining 60,000 options vest at a rate of 1/3 at the grant date and 1/3 every year thereafter. The weighted average fair value for these options was $1.86 per share which was calculated using the Black-scholes option model with the following assumptions: a) stock price of $2.14; b) expected volatility of 132%; c) discount rate of 0.13% and d) expected terms ranging from 5 to 10 years.

The Company recognized compensation and legal expense in connection with the vesting of options granted above and in 2012 in the amount of $290,721 and $1,122,653 during the three and six months ended June 30, 2013, respectively.

Note 6 —Warrants

The following table summarizes warrant option activity for the six months ended June 30, 2013:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2012	120,000	$2.50	4.7 years	$-
Issued in conjunction with notes payable (Note 2)	825,000	2.50	2.0 years	-
Issued in private placement of common stock (Note 4)	317,710	2.50	5.0 years	-
Outstanding and exercisable at June 30, 2013	1,262,710	$2.50	2.8 years	$-

Note 7 — Commitments and Contingencies

The Company has no insurance coverage on its U.S domestic oil and gas properties. The Company is not in compliance with Federal and State laws regarding the U.S. domestic oil and gas properties. The Company’s known compliance issues relate to the Texas Railroad Commission regarding administrative filings and renewal permits. The ultimate resolution of these compliance issues could have a material adverse impact on the Company’s financial statements.

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

As of December 31, 2012 and June 30, 2013, the Company was in Sub-Period 1 for both Perlas and Tyra. On April 11, 2013, the Company received its Environmental Permit, permitting it to proceed to Phase II of Sub-Period 1. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expiring March 2014) and $408,450 for Tyra (expiring September 2013). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for 2013, 2012, 2011 and 2010, for each respective year. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements.

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

Under the Revenue Sharing Agreement (the “Revenue Agreement”), Infinity assigned to Off-Shore a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Off-Shore by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Off-Shore. Off-Shore is assigning its RSP to its members in connection with its dissolution. On June 6, 2009 the Company entered into a Revenue Sharing Agreement with the officers and directors for services provided. Infinity assigned to officers and directors a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

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

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as officer indemnification liability on the consolidated balance sheets.

Note 8 — Related Party Transactions

The corporate office was located in Denver, Colorado until November 2008 when the Denver office was closed. The corporate office moved to the business office of the CFO of the Company. The Company currently does not have any employees and the staff of the CFO provides the office services. These services are billed at the CFO firm’s standard billing rate plus out-of-pocket expenses. For the quarters ended June 30, 2013 and 2012, the Company was billed $0 and $56,868, respectively and $0 and $143,583 for the six months ended June 30, 2013 and 2012, respectively. The amount due to the CFO’s firm for services provided was $767,407 at June 30, 2013 and December 31, 2012, is included in accrued liabilities at both dates.

The Company entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds for the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Off-Shore (see Note 3). The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for its corporate office. Off-Shore has assigned all of its shares of the Series B preferred stock to its members in connection with its dissolution.

As of June 30, 2013 and December 31, 2012, the Company had accrued compensation to its officers and directors of $998,708 and $950,708, respectively.

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

Note 9 — Subsequent Events

The Company had previously appealed an assessment of Kansas corporate income tax that had been issued by the Department of Revenue for the tax year ended December 31, 2006 in the amount of approximately $653,000 which has been accrued for and is reported under accrued liabilities in the consolidated balance sheets. On July 30, 2013, the Kansas Department of Revenue issued a letter to the Company advising it that it no longer owed any corporate income tax to the State of Kansas and has released the Company from the payment of such taxes. Consequently, the related accrual was reversed and a benefit recorded in July 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Quarterly Report on Form 10-Q. Infinity follows the full-cost method of accounting for oil and gas properties. See “Summary of Significant Accounting Policies,” included in Note 1 to the Consolidated Financial Statements for the Three and Six Months Ended June 30, 2013 and the Year Ended December 31, 2012.

Infinity Energy Resources, Inc. and its subsidiaries, (collectively, “Infinity,” “Company,” “we,” “us” and “our”) are engaged in the acquisition and exploration of oil and gas properties offshore Nicaragua in the Caribbean Sea.

On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has submitted an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data that was acquired over the Nicaraguan Concessions located offshore. On April 11, 2013, the Company received its Environmental Permit. Infinity is currently seeking offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations or other arrangements. The funds raised through the subordinated note transaction and Forbearance advances from the bank were used to fund these expenses. No assurance can be given that these funds will be sufficient to cover the exploration and development cost until a partner is found.

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q for the three months ended June 30, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Registration Statement on Form 10 filed on May 13, 2011, as amended on July 1, 2011 and April 4, 2012.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have been unable to satisfy most of our current liabilities; (iii) we require working capital for our operations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xiv) the oil and gas industry is highly competitive; (xv) exploratory drilling is an uncertain process with many risks; (xvi) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xvii) our common stock is traded on the Over the Counter QB Tier Market (OTCQB); (xviii) we depend on key personnel; (xix) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xx) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxi) our issuance of common and Series A redeemable convertible preferred stock to Amegy and Series B redeemable convertible preferred stock diluted the ownership interests of our existing stockholders and the possible issuance of additional common stock subject to options and warrants that may dilute the interest of stockholders; (xxii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (xxiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvi) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; and (xxvii) indemnification of our officers and directors.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

2013 Operational and Financial Objectives

Corporate Activities

On April 14, 2011, we announced that we had completed and filed with the Nicaraguan government the Environmental Impact Assessment (“EIA”) covering proposed seismic activities on the 1.4 million-acres in our Nicaraguan Concessions. The filing of the EIA was followed by a “comment period” during which there was interaction among Infinity; the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest the Nicaraguan Concessions. In accordance with the provisions of the Nicaraguan Concessions, Phase II of Sub Period 1 started April 13, 2013, when the Nicaraguan Government approved the EIA, therefore Infinity is now able to commence 3-D seismic mapping activities in the area. The minimum cash requirements for the next twelve month period will be $1,894,000, of which $1,634,677 is related to seismic and $259,300 is related to the training and area fees under the concession. The Company estimates that the actual cost of seismic for the acreage will be $4,000,000 over the next 18 month period. See Liquidity and Capital Resources below.

Subject to obtaining sufficient capital, we plan to commence our seismic mapping activities during 2013. The 3-D seismic program will seek to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable oil in place. In addition, 3-D seismic should provide our first look at the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise 2-D seismic mapping.

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

Results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Infinity incurred a net loss applicable to common shareholders of $1,553,006, or $(0.07) per diluted share, for the three months ended June 30, 2013 compared to a net loss of $883,582, or $(0.04) per diluted share, for the three months ended June 30, 2012. The Company’s Series A and Series B redeemable convertible preferred stock, issued April 13, 2012, were therefore not outstanding for the entire three months ended June 30, 2012, but were outstanding for the entire three months ended June 30, 2013. In 2013, the 6% cumulative dividend accrued relative to the period, as well as the accretion in the value ascribed to the Series A and Series B preferred stock between those dates (which represent value attributable to holders of the preferred rather than common shares) increase the Company’s actual net loss of $781,767 to arrive at the loss applicable to common shareholders in the determination of basic and diluted net loss per share.

The Company’s consolidated statement of operations for the three months ended June 30, 2012 segregate the operating expenses of its formerly 100% owned subsidiary, Infinity-Texas, which was sold in its entirety effective July 31, 2012, as “Loss of discontinued operation.”

Revenue

The Company had no revenues in either the three months ended June 30, 2013 or 2012. The Company focused solely on the exploration, development and financing of the Nicaraguan Concessions.

General and Administrative Expenses

General and administrative expenses in the three months ended June 30, 2013 were $350,205 compared with $246,878 for the same period in 2012. This increase is substantially attributable to stock-based compensation cost reflected in the three months ended June 30, 2013 in the aggregate amount of $290,721, which results from the adjustment of the fair value of, and recognition of progressive vesting of, certain stock options awarded in November 2012 and May 2013 to Company officers, consultants and legal counsel. This additional cost is reflected in the three months ended June 30, 2013 as compensation ($267,068) and legal ($23,653 ) expense.

Other income (expense)

Interest expense net of amounts capitalized to oil and gas properties increased from $9,582 for the three months ended June 30, 2012 to $403,789 for the three months ended June 30, 2013. The nature of the interest expense is entirely different in 2013 compared with 2012.  The interest in the 2012 period was related to the debt to Amegy and Off-Shore, which was outstanding for the partial period in 2012 and was satisfied April 13, 2012 by the issuance of Series A and B redeemable convertible preferred stock (see Note 3). The interest expense in 2013 is largely attributable to interest accrued on, and amortization of debt discount related to, borrowings on various short-term notes payable used for working capital purposes, which aggregated $403,789 for the period .

The change in derivative fair value, which can be either an “other expense” or an “other income” item, varied from the three months ended June 30, 2012, when it was $-0-, to an income of $5,883 for the same period in 2013. During the three months ended June 30, 2013, the Company had warrants and related derivative liabilities recorded related to short-term notes payable. The combined impact of the changes in fair value of the various derivative liabilities outstanding during the 2013 period was a decrease in such value (an income item) of $5,883. The derivative liability associated with warrants on notes that were outstanding during the three months ended June 30, 2013 decreased in fair value and all such notes were repaid or converted to equity as of June 30, 2013. The liability related to warrants on the notes repaid in the three months ended June 30, 2013 decreased in fair value before the related note was repaid, at which date the derivative liability, in accordance with generally accepted accounting principles, was effectively terminated and its balance became a contribution to additional paid-in capital. All derivative liabilities have been terminated as a result of the repayment or conversion of all related notes at June 30, 2013.

Income Tax

Infinity reflected no net income tax benefit or expense in the three-month periods ended June 30 in either 2013 or 2012. The net operating losses generated both periods increased Infinity’s gross deferred tax asset related to future ability to utilize net operating losses to reduce future income tax outlays. Due to uncertainty as to the ultimate ability of the Company to utilize its net deferred tax asset, the Company has recognized no net deferred tax benefit, and has, as a result, offset its gross deferred tax benefit with a 100% valuation allowance.

Results of operations for the six ended June 30, 2013 compared to the six months ended June 30, 2012

Infinity incurred a net loss applicable to common shareholders of $3,700,988, or $(0.18) per diluted share, for the six months ended June 30, 2013 compared to a net loss of $1,344,315, or $(0.07) per diluted share, for the six months ended June 30, 2012. The Company’s Series A and Series B redeemable convertible preferred stock, issued April 13, 2012, were therefore not outstanding for the entire six months ended June 30, 2012, but were outstanding for the entire six months ended June 30, 2013. In 2013, the 6% cumulative dividend accrued relative to the period and the accretion in the value ascribed to the Series A and Series B preferred shares between those dates (which represent value attributable to holders of the preferred rather than common shares) increased the Company’s actual net loss of $2,181,533 to arrive at the loss applicable to common shareholders in the determination of basic and diluted net loss per share.

The Company’s consolidated statement of operations for the six months ended June 30, 2012 segregate the operating expenses of its formerly 100% owned subsidiary, Infinity-Texas, which was sold in its entirety effective July 31, 2012, as “Loss of discontinued operation.”

Revenue

The Company had no revenues in either the six months ending June 30, 2013 or 2012. The Company focused solely on the exploration, development and financing of the Nicaraguan Concessions.

General and Administrative Expenses

General and administrative expenses in the six months ended June 30, 2013 were $1,339,307 compared with $441,191 for the same period in 2012. This increase is substantially attributable to stock-based compensation cost reflected in the six months ended June 30, 2013 in the aggregate amount of $1,122,653, which results from the adjustment of the fair value of, and recognition of progressive vesting of, certain stock options awarded in November 2012 and May 2013 to Company officers, consultants and legal counsel. This additional cost is reflected in the three months ended June 30, 2013 as compensation ($1,033,225) and legal ($89,428) expense.

Other income (expense)

Interest expense net of amounts capitalized to oil and gas properties increased from $346,219 for the six months ended June 30, 2012 to $762,086 for the six months ended June 30, 2013. The interest expense in the 2012 period was primarily related to the debt to Amegy and Off-Shore, which was outstanding for the partial period in 2012 and was satisfied April 13, 2012 by the issuance of Series A and B redeemable convertible preferred stock (see Note 3). The interest expense in 2013 is largely attributable to interest accrued on, and amortization of debt discount related to, borrowings on various short-term notes payable used for working capital purposes, which aggregated $762,086 for the  period.

The change in derivative fair value, which can be either an “other expense” or an “other income” item, varied significantly from the six months ended June 30, 2012, when it was income of $118,685, to a loss of $24,410 for the same period in 2013. The 2012 income effect resulted from a decrease during the period in the fair value of the derivative liability related to the Amegy Warrant (see Note 3), which warrant was cancelled in April 2012 and thus was not outstanding during the six months ended June 30, 2013. During the six months ended June 30, 2013, the Company had warrants and related derivative liabilities recorded related to short-term notes payable. The combined impact of the changes in fair value of the various derivative liabilities outstanding during the 2013 period was a decrease in such value (an expense item) of $24,410. The derivative liability associated with warrants on notes that were outstanding during the six months ended June 30, 2013 decreased in fair value and all such notes were repaid as of June 30, 2013. The liability related to warrants on the notes repaid in the six months ended June 30, 2013 decreased in fair value before the related note was repaid, at which date the derivative liability, in accordance with generally accepted accounting principles, was effectively terminated and its balance became a contribution to additional paid-in capital. All derivative liabilities have been terminated as a result of the repayment of all related notes at June 30, 2013.

Income Tax

Infinity reflected no net income tax benefit or expense in the six-month periods ended June 30 in either 2013 or 2012. The net operating losses generated both periods increased Infinity’s gross deferred tax asset related to future ability to utilize net operating losses to reduce future income tax outlays. Due to uncertainty as to the ultimate ability of the Company to utilize its net deferred tax asset, the Company has recognized no net deferred tax benefit, and has, as a result, offset its gross deferred tax benefit with a 100% valuation allowance.

Liquidity and Capital Resources; Going Concern

The Company has had a history of losses. The Company continues to have a significant working capital deficit and continues to experience substantial liquidity issues.

The Company conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over its Nicaraguan Concessions. It issued letters of credit totaling $851,550 for this and additional work on the leases. The Company has completed certain activity under the initial work plan. The Company intends to seek joint venture or working interest partners or other arrangements prior to the commencement of any exploration or drilling operations on the Nicaraguan Concessions.

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

We plan to raise capital to satisfy the foregoing needs through an offering of our equity or debt securities and/or through a commercial relationship with other industry operators or other arrangement. Such commercial relationship may involve the granting of revenue or other interests in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or the creation of a joint venture or other strategic partnership. There can be no assurance that we will obtain such funding or obtain it on terms acceptable to us. Further, if we cannot meet our obligations respecting the Nicaraguan Concessions, we will lose our rights to them.

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

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. The extent of the liabilities associated with this matter was estimated by Management to not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as officer indemnification liability on the consolidated balance sheet dated June 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2013 the Company sold 635,420 units (the “Units”) at a price of $1.60 per Unit for a total proceeds of $1,016,672. Each Unit was composed of one share of common stock and one half of a common stock purchase warrant. For every two Units purchased, the Company issued one full Warrant (the “Warrant”). Each Warrant is exercisable to purchase one share of Common Stock for a five-year term from its date of issuance at a price of $2.50 per share.

One of the holders of a promissory note in the principal amount of $125,000 issued by the Company in February 2013, as disclosed in the March Form 8-K, exchanged such note and accrued interest for Units at a price of $1.60 per Unit as payment in full. This sale is included in the total number of Units sold in the offering.

The Company used the proceeds to fund certain requirements of its Nicaraguan Concessions, pay outstanding notes and provide working capital.

The Company sold the Units through its President and no commissions were paid in connection with the sales. The offering was made as an exempt transaction under Regulation D under the Securities Act of 1933, as amended (“Securities Act”), and made only to “accredited investors,” as defined in Regulation D.

The Warrants are redeemable by the Company at a price $0.05 per Warrant if (i) the closing prices of the Company’s Common Stock have averaged $7.50 per share or higher for a period of 20 trading days or (ii) the Company has achieved a liquidity event, such as a merger, reorganization, acquisition or sale of all or substantially all of the assets of the Company to a third party. The Company granted the holders of the Warrants “piggyback” registration rights respecting any registration statement that the Company files while the Warrants are outstanding if no other registration statement is then effective respecting the shares of Common Stock to be issued on exercise of the Warrants. This registration right is subject to the registration rights of existing shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(c)	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	August 14, 2013
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	August 14, 2013
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

