Form 10-Q
period 2013-09-30
INFINITY ENERGY RESOURCES, INC
filed 2013-11-05
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at November 5, 2013
Common Stock, $0.0001 par value	21,447,980

2

PART I

ITEM 1. FINANCIAL STATEMENTS

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$143	$32,721
Prepaid expenses	28,916	3,131
Total current assets	29,059	35,852

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down:
Unproved	4,739,011	4,425,803

Other asset – deposit	-	5,000
Total assets	$4,768,070	$4,466,655

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$947,497	$1,109,915
Accrued liabilities (including $762,407 and $767,407 due to related party at September 30, 2013 and December 31, 2012)	2,657,560	3,361,583
Income tax liability	150,000	150,000
Accrued interest and fees – bank and other	184,163	167,457
Officer indemnification	734,897	734,897
Derivative liabilities	-	42,508
Current portion of asset retirement obligations	432,027	432,027
Line-of-credit with related party	21,025	-
Note payable to related party, net of discount of $15,686 at December 31, 2012	-	234,314
Total current liabilities	5,127,169	6,232,701

Long-term liabilities
Note payable, net of discount of $36,109 at December 31, 2012	-	176,291
Asset retirement obligations, less current portion	616,802	549,079
Total long-term liabilities	616,802	725,370

Total liabilities	5,743,971	6,958,071

Redeemable, convertible preferred stock, par value $.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series A, 130,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, liquidation preference $13,000,000 plus undeclared dividends of $1,144,000 and $559,000 at September 30, 2013 and December 31, 2012	13,606,792	11,539,734
Series B (related party), 15,016 shares issued and outstanding at September 30, 2013 and December 31, 2012, liquidation preference $1,501,600 plus undeclared dividends of $132,141 and $64,569 at September 30, 2013 and December 31, 2012	1,568,146	1,320,488
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock, par value $.0001, authorized 75,000,000 shares, 21,401,459 and 20,668,575 shares issued and outstanding at September 30, 2013 and December 31, 2012	2,140	2,066
Additional paid-in capital	90,070,102	88,843,628
Accumulated deficit	(106,223,081)	(104,197,332)
Total stockholders’ deficit	(16,150,839)	(15,351,638)
Total liabilities and stockholders’ deficit	$4,768,070	$4,466,655

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating expenses
General and administrative expenses	$456,963	$152,523	$1,796,270	$593,714
Accretion expense	23,078	21,113	67,723	61,958
Total operating expenses	480,041	173,636	1,863,993	655,672

Operating loss	(480,041)	(173,636)	(1,863,993)	(655,672)

Other income (expense):
Interest expense, net of capitalized interest	(17,175)	(18,542)	(779,261)	(364,758)
Change in derivative fair value	-	(19,129)	(24,410)	99,556
Loss on conversion of note payable	-	-	(11,085)	-
Other income	-	33,058	-	33,058

Total other income (expense)	(17,175)	(4,613)	(814,756)	(232,144)

Loss from continuing operations before income taxes	(497,216)	(178,249)	(2,678,749)	(887,816)
Income tax benefit	653,000	-	653,000	-
Income (loss) from continuing operations	155,784	(178,249)	(2,025,749)	(887,816)

Loss of discontinued operation	-	(6,776)	-	(62,289)
Gain on sale of discontinued operation	-	4,372,111	-	4,372,111

Net income (loss)	155,784	4,187,086	(2,025,749)	3,422,006

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	(217,524)	(217,524)	(652,572)	(406,045)

Accretion of Series A and B redeemable, convertible preferred stock	(577,737)	(487,479)	(1,662,144)	(878,192)

Income (loss) applicable to common shareholders	$(639,477)	$3,482,083	$(4,340,465)	$2,137,769

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.04)	$(0.21)	$(0.11)
Loss from discontinued operation	-	(0.00)	-	(0.00)
Gain on sale of discontinued operation	-	0.21	-	0.22

Basic and diluted net income (loss) per share	$(0.03)	$0.17	$(0.21)	$0.11

Weighted average shares outstanding – basic and diluted	21,334,591	20,668,575	21,057,729	19,913,996

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2013

 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	20,668,575	$2,066	$88,843,628	$(104,197,332)	$(15,351,638)

Stock based compensation	-	-	1,476,383	-	1,476,383

Issuance of common stock purchase warrants	-	-	32,734	-	32,734

Transition of derivative liability to equity	-	-	764,982	-	764,982

Private placement of common stock and warrants	556,250	56	889,944	-	890,000

Issuance of common stock for services rendered	25,000	3	39,747	-	39,750

Issuance of common stock on conversion of notes	151,634	15	337,400		337,415

Accretion of Series A and B redeemable, convertible preferred stock	-	-	(1,662,144)	-	(1,662,144)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(652,572)	-	(652,572)

Net loss			-	(2,025,749)	(2,025,749)

Balance, September 30, 2013	21,401,459	$2,140	$90,070,102	$(106,223,081)	$(16,150,839)

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(2,025,749)	$3,422,006
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income tax benefit	(653,000)	-
Gain on sale of discontinued operation	-	(4,372,111)
Accretion of asset retirement obligations – continuing operations	67,723	61,958
Accretion of asset retirement obligations – discontinued operations	-	17,736
Stock-based compensation	1,476,383	-
Common stock issued for services rendered	39,750	-
Change in fair value of derivative liability	24,410	(99,556)
Loss on conversion of note	11,085	-
Amortization of debt discount and debt issuance cost, net of capitalized amounts of $77,616 in 2012	735,942	29,280
Change in operating assets and liabilities
Decrease in prepaid expenses and other assets	8,131	2,500
Increase (decrease) in accounts payable and accrued liabilities	(190,070)	847,677
Increase in current liabilities of discontinued operations	-	44,553
Net cash used in operating activities	(505,395)	(45,957)

Cash flows from investing activities
Investment in oil and gas properties	(313,208)	(381,219)
Net cash used in investing activities	(313,208)	(381,219)

Cash flows from financing activities
Proceeds from private placement of common stock and warrants	890,000	-
Proceeds from line-of-credit, net	21,025
Repayment of note payable to related party	(250,000)	-
Proceeds from debt and subordinated note payable	825,000	522,070
Repayment of notes payable	(700,000)	-
Net cash provided by financing activities	786,025	522,070

Net increase (decrease) in cash and cash equivalents	(32,578)	94,894

Cash and cash equivalents
Beginning	32,721	217
End	$143	$95,111

Supplemental cash flow information:
Cash paid for interest	$19,937	$-
Cash paid for taxes	$-	$-

Supplemental noncash disclosures:
Noncash capitalized overhead and interest	$12,500	$115,116
Noncash transaction; debt, subordinated note payable and related accrued interest and other fees satisfied by issuance of common and Series A and B Preferred shares	$-	$21,883,393
Conversion of note and accrued interest to common stock	$326,330	$-
Discount from warrant derivative	$698,064	$-
Transition of derivative liability to equity	$764,982	$-
Accretion in fair value of redeemable preferred stock	$1,662,144	$-
Preferred dividends accrued	$652,572	$-
Common stock purchase warrants issued for debt issuance costs	$32,734	$-

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

Nature of Operations

We are engaged in the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions”). The Company sold its wholly-owned subsidiary, Infinity Oil and Gas of Texas, Inc. in 2012 and continues to hold its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc., which has been inactive in recent years.

Going Concern

As reflected in the accompanying Consolidated Statements of Operations, the Company has a history of losses. In addition, the Company has a significant working capital deficit and is currently experiencing substantial liquidity issues.

On February 28, 2012, we signed definitive agreements with Amegy Bank (“Amegy”) and Off-Shore, LLC (“Off-Shore”) relating to outstanding debt and other obligations we owed to them (see Note 3). Although the cash outflow necessary to pay Amegy has been eliminated under terms of the Stock Purchase Agreement, we are still in need of additional capital to meet our obligations under the Nicaraguan Concessions, and are seeking sources of additional equity or debt financing. There can be no assurance that we will be able to obtain such capital or obtain it on favorable terms.

The Company conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over its Nicaraguan Concessions. It issued letters of credit totaling $851,550 for this and additional work on the leases as required by the Nicaraguan Concessions. The Company has completed certain activity under the initial work plan to date, but there remain significant additional activities to comply with certain requirements of the Nicaraguan Concessions. The Company intends to seek joint venture or working interest partners prior to the commencement of any significant exploration or drilling operations on the Nicaraguan Concessions. The Company’s commitment to acquire, process and interpret additional 2-D seismic data must be completed by January 2014 or the Nicaragua Concessions will be at risk of forfeiture. The Company must successfully contract with a company that has the capabilities to perform, process and interpret the 2-D seismic activities required by the work plan and consequently the Company must raise the necessary funding to negotiate, close and pay for the contract necessary to fulfill such requirements. These are substantial operational and financial requirements that the Company must satisfy prior to January 2014 in order to maintain its Nicaragua Concessions and there can be no assurance that it will be able to do so.

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

As defined in ASC 820, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based upon observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable and are valued using models or other valuation methodologies (level 2 measurement), and the lowest priority to unobservable inputs (level 3 measurement). There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the nine months ended September 30, 2013.

The carrying values of the Company’s accounts receivable, accounts payable and accrued liabilities represent the estimated fair value due to the short-term nature of the accounts.

The estimated fair value of the Company’s non-current derivative liabilities, all of which are related to detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms (Note 2) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). All notes payable have been paid off as of September 30, 2013, therefore the derivative liability was adjusted as of the extinguishment date of the notes and the resulting derivative liability was transitioned from a liability to equity as of such date. A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of the date of the transition from liability to equity is as follows:

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2012	$42,508
Fair value of warrant derivative liabilities at issuance	698,064
Unrealized derivative losses included in other expense	24,410
Transition of derivative liability to equity	(764,982)
Balance at September 30, 2013	$-

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

Reclassifications

Certain amounts in the prior period were reclassified to conform to the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 — Debt

Debt consists of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Line-of-credit with related party	$21,025	$-
Note payable to related party, net of discount, short-term	$-	$234,314
Notes payable, net of discount, long-term	$-	$176,291

Line-of-Credit with Related Party

The Company entered into a line of credit facility on September 23, 2013 which provides for borrowings on a revolving basis up to a maximum of $50,000. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The facility is unsecured, bears interest at 8% and expires on November 23, 2013. The Company granted the holder a common stock purchase warrant exercisable to purchase 15,000 shares of common stock at a price of $3.50 per share. The warrant is immediately exercisable and expires on September 23, 2015. The Company estimated the fair value of this warrant at $32,734 as of the grant date, which has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets. The weighted average grant date fair value for these warrants was $2.18 per share which was calculated using the Black-Scholes option model with the following assumptions: (i) stock market price of 3.38; (ii) expected volatility of 132%; (iii) discount rate of 0.35%, and (iv) expected term of two years.

Such costs are amortized ratably over the term of the credit facility which totaled $3,818 for the three and nine months ended September 30, 2013 and the remaining unamortized balance was $28,916 as of September 30, 2013.

Notes Payable – Short-term

In November 2012 the Company entered into an agreement with its law firm to issue the firm a 3% note payable in satisfaction of $212,400 in fees. The note was due with all accrued interest on March 14, 2014. The note and accrued interest are convertible to shares of the Company’s common stock at $3.00 per share at any time prior to and including maturity date. The note was discounted to its estimated fair value and the amount of the discount at issue date, $40,435, was recorded as a reduction in legal expense in 2012. Interest expense for the three and nine months ended September 30, 2013 aggregated $5,071 and $22,304, respectively, which includes interest at the stated rate of 3% and amortization of discount. On August 23, 2013, the holder exercised its right to convert the note payable to common stock at the contractual conversion price of $3.00 per share and was issued 72,464 common shares in full satisfaction of the promissory note and accrued interest which totaled $217,392. The unamortized discount at the date of conversion of $17,735 was charged to additional paid in capital.

During the nine months ended September 30, 2013, the Company borrowed an aggregate of $825,000 from six entities or individuals. The term of each note was for a period of 60 days and bore interest at 8% per annum. At the date of borrowing, each entity or individual was also issued a warrant for the purchase of common shares of stock at $2.50 per share, in aggregate, for 825,000 shares, valid for a period of two years from the date of the note. The warrants provided that if the related notes and interest were not paid in full by their respective maturity dates (ranging from April 13 to June 15, 2013) the warrants’ exercise prices would be reduced to $0.10 per share and the number of shares under the warrants would be increased to an aggregate of 8,250,000 shares. The ratchet provision in the warrant’s exercise price required that these be accounted as derivative liabilities. The Company recorded the estimated fair value of the warrants as discounts on note payable and as a derivative liability in the same amount, each as of the date of the respective note.

The Company paid all of notes or their holders converted them to equity on or prior to their maturity dates, causing the ratchet provisions on the warrants to terminate. The discounts were amortized on a straight line basis (substantially equivalent to the effective-interest basis) over the terms of the notes. Interest expense for the three and nine months ended September 30, 2013 includes discount amortization in the amount of $381,327 and $698,064, respectively.

Note Payable to Related Party

On August 28, 2012, the Company borrowed $250,000 from an entity that is 49% owned by a board member of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The Company issued a short-term note payable to the entity in this amount, bearing interest at 8% per annum, maturing February 28, 2013. At the same time, the Company issued the same entity a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017. The Company has recorded the estimated fair value of the warrant as of August 28, 2012 as a discount on note payable in the amount of $48,654 and a derivative liability in the same amount at that date. The discount of $48,654 was amortized on a straight line basis over the expected term of the note (August 28, 2012 through February 28, 2013) and interest expense for the three and nine months ended September 30, 2013 includes discount amortization of $15,686. The estimated current value of the warrant derivative liability was increased to $192,604 as of the date the note was repaid, February 28, 2013, and at that date the derivative liability was terminated and the balance was recorded as an addition to additional paid-in capital as a transition back to equity.

Interest Bearing Liabilities to Vendors

At September 30, 2013 and December 31, 2012, the Company had agreed to pay interest of 8% per annum on certain accrued liabilities aggregating $410,500. The total amount of interest accrued relating to these liabilities for the three and nine months ended September 30, 2013 was $8,277 and $24,652, respectively and $8,277 and $24,652 for the three and nine months ended September 30, 2012.

Note 3 — Cancellation of Debt and Related Obligations and Issuance of Securities in Exchange for Debt

On February 28, 2012, the Company signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations owed them. In accordance with these agreements, on April 13, 2012, the Company issued Amegy 2,000,000 shares of common stock and 130,000 shares of Series A redeemable convertible preferred stock, and issued Off-Shore 15,016 shares of Series B redeemable convertible preferred stock. Amegy also agreed to cancel the Amegy Warrant that had originally been issued in February 2011, exercisable to purchase 931,561 shares of common stock. In aggregate, the Company cancelled debt, accrued interest and fees and the derivative liability that had been recorded relative to the Amegy Warrant in the aggregate amount of $21,883,393.

The Series A and Series B redeemable convertible preferred stock have a 6% annual dividend and are convertible into common stock at a price of $6.50 per share. Both series of preferred stock automatically convert into common stock if the average of the closing prices of the common stock for 30 consecutive trading days equals at least $7.50 per share. The Company has the right to redeem both series of preferred stock at any point for an amount equal to their issue price of $100 per share plus all accrued and unpaid dividends; however the Series A preferred stock has a higher liquidation preference and must be redeemed prior to any redemption of Series B preferred stock. Commencing January 1, 2013, the Series A preferred stock will vote with the common stock on all matters presented to the holders of the common stock. Beginning January 1, 2014, the Series A preferred shareholders will have a majority vote on all such matters and the right to elect a majority of the Board of Directors if the Series A preferred stock has not been redeemed or converted into common stock. Series B preferred stock has no voting privileges. Neither series of preferred stock is transferrable for 180 days after issuance.

The common stock issued to Amegy has been recorded at a value equal to the closing price of the shares of the Company’s common stock on April 13, 2012, the date the agreement was effective, for a total of $2,980,000. Taking into consideration the rights and preferences accruing to the preferred stock issued, as summarized above, the Company has classified both Series A and B preferred stock as temporary equity on the accompanying consolidated balance sheet at September 30, 2013 and accordingly has recorded such stock at their estimated fair values. That estimated fair value was $9,743,210 for Series A preferred and $1,106,625 for Series B preferred at the date of issuance, April 13, 2012. The recorded fair value of Series A and B preferred stock increased in calculated present value to $12,462,792 and $1,436,005, respectively, as of September 30, 2013 ($577,737 and $1,662,144 was accreted in the three and nine months ended September 30, 2013, respectively). Both Series A and B preferred stock are being accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. Accrued dividends payable on the Series A and B preferred stock in the amount of $1,276,141 have been recorded as of September 30, 2013 ($217,524 and $652,572 was accrued in the three and nine months ended September 30, 2013, respectively).

Note 4 — Common Stock

During the nine months ended September 30, 2013, the Company conducted a private placement of its common stock in which it sold 556,250 units, each consisting of one share of common stock and one half of a common stock purchase warrant, at $1.60 per unit, for total proceeds of $890,000. One holder of a promissory note issued by the Company in February 2013 participated in the private placement and converted the principal amount $125,000 plus accrued interest to 79,170 units. As a result of the conversion, the Company recognized a loss on conversion of $11,085 during the nine months ended September 30, 2013. The common stock purchase warrants provide for an exercise price of $2.50 per share, are immediately exercisable and have a term of five years.

During the nine months ended September 30, 2013, the Company issued 25,000 shares to a consultant for services rendered which were valued at $39,750 based on the Company’s share price at the grant date.

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

The following table summarizes stock option activity for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,303,500	$4.17	7.3 years	$-
Granted	96,000	3.00	5.8 years	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2013	3,399,500	$4.14	6.6 years	$-
Outstanding and exercisable at September 30, 2013	2,526,167	$4.53	6.2 years	$-

During the nine months ended September 30, 2013, the Company granted 96,000 options which have an exercise price of $3.00 per share and original terms ranging from five to ten years. A total of 36,000 options vested immediately while the remaining 60,000 options vest at a rate of 30,000 for each of the two years thereafter. The weighted average grant date fair value for these options was $1.93 per share which was calculated using the Black-Scholes option model with the following assumptions: (i) stock market price of $2.14 - $2.75; (ii) expected volatility of 131% - 132%; (iii) discount rate of 0.13% - 0.60% and (iv) expected terms ranging from 2.5 to 10 years.

The Company recognized compensation and legal expense in connection with the vesting of options granted above and in 2012 in the amount of $353,730 and $1,476,383 during the three and nine months ended September 30, 2013, respectively. The intrinsic value of all outstanding stock options aggregated $1,625,885 and the intrinsic value of all vested options totaled $1,337,685 as of September 30, 2013.

Note 6 — Warrants

The following table summarizes warrant option activity for the nine months ended September 30, 2013:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding and exercisable at December 31, 2012	120,000	$2.50	4.7 years
Issued in conjunction with notes payable (Note 2)	825,000	2.50	1.5 years
Issued in private placement of common stock (Note 4)	317,710	2.50	4.7 years
Issued in conjunction with line-of-credit (Note 2)	15,000	3.00	2.0 years

Outstanding and exercisable at September 30, 2013	1,277,710	$2.50	2.5 years

The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants totaled $1,048,049 as of September 30, 2013.

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

As of December 31, 2012 and September 30, 2013, the Company was in Sub-Period 1 for both Perlas and Tyra. On April 11, 2013, the Company received its Environmental Permit, permitting it to proceed to Phase II of Sub-Period 1. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expiring March 2014) and $408,450 for Tyra (expiring September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2013. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements and is in year four of the 30 year concessions.

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	2	- Environmental Impact Study - Acquisition & interpretation of 333km of new 2D seismic - Acquisition, processing & interpretation of 333km of new 2D seismic (or equivalent in 3D)	26km2	$443,100
Sub-Period 2 Optional	1	- Acquisition, processing & interpretation of 200km of new 2D seismic (or equivalent in 3D)	53km2	$1,356,227
Sub-Period 3 Optional	1	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	80km2	$10,220,168
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,397,335

Minimum Work Program - Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	1.5	- Environmental Impact Study - Acquisition & interpretation of 667km of existing 2D seismic - Acquisition of 667km of new 2D seismic (or equivalent in 3D)	26km2	$408,450
Sub-Period 2 Optional	0.5	- Processing & interpretation of the 667km 2D seismic (or equivalent in 3D) acquired in the previous sub-period	40km2	$278,450
Sub-Period 3 Optional	2	- Acquisition, processing & interpretation of 250km2 of new 3D seismic	160km2	$1,818,667
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,418,667

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block
Area Fee	Yr 1-3 Yr 4-7 Yr 8 fwd	$0.05/hectare $0.10/hectare $0.15/hectare
Royalties	Recovery Factor 0 – 1.5 1.5 – 3.0 >3.0	Percentage 5% 10% 15%
Natural Gas Royalties	Market value at production	5%
Corporate Tax	Rate no higher than 30%
Social Contribution	3% of the net profit (1.5% for each autonomous region)
Investment Protection	ICSID arbitration OPIC insurance

Phase II of Sub Period 1 started April 13, 2013, when the Nicaraguan Government approved the environmental impact study. The minimum cash requirements for the next twelve month period will be $1,968,000 of which $1,635,000 is related to seismic and $333,000 is related to the training fees, area fees and other direct costs under the Nicaraguan Concessions. The Company estimates that the actual cost of seismic activities for the acreage will range between $4 million and $8 million depending upon the amount and combination of 2D and 3D seismic performed over the next approximate 12 month period. The Company estimates that its minimum working capital requirements for the next twelve-month period will be $600,000 to maintain corporate operations, exclusive of the Nicaraguan Concessions and payment of existing third party obligations. See Note 1 for discussion of Going Concern.

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

Under the Revenue Sharing Agreement (the “Revenue Agreement”), Infinity assigned to Off-Shore a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP will be paid to Off-Shore by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Off-Shore. Off-Shore has assigned its RSP to its members in connection with its dissolution.

On June 6, 2009 the Company entered into a Revenue Sharing Agreement with the officers and directors for services provided. Infinity assigned to officers and directors a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP will be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

The Company intends to seek joint venture or working interest partners (the “Farmout”) prior to the commencement of any exploratory drilling operations on these Nicaraguan Concessions. On September 8, 2009 the Company entered into a Revenue Sharing Agreement with Jeff Roberts to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout. Infinity assigned to Jeff Roberts a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP will be paid to Jeff Roberts by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Jeff Roberts.

On September 8, 2009 the Company entered into a Revenue Sharing Agreement with Thompson Knight Global Energy Services (“Thompson Knight”) to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout. Infinity assigned to Thompson Knight a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP will be paid to Thompson Knight by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Thompson Knight.

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

The Company is currently involved in litigation as follows:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and is claiming breach of contract for failure to pay amounts due. The Company has included the impact of this litigation as liabilities in its accounts payable because it does not dispute the amount owed. In 2009 the Company recorded the amount claimed. The Company will seek to settle the lawsuit when it has the financial resources to do so. The suit is in the discovery stage.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in 2013 in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the Company has indemnified the officers for this potential liability. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as officer indemnification liability on the consolidated balance sheets.

●	Tim Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against Infinity Energy Resources, Inc. in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. The Company has included the impact of this litigation as an accrued liability in the accompanying balance sheet. On October 17, 2013, the Company filed a motion in the District Court of Johnson County, Kansas seeking to set aside the default judgment.

Note 8 — Income Taxes

The Company appealed an assessment of Kansas corporate income tax that had been issued by the Department of Revenue for the tax year ended December 31, 2006 in the amount of approximately $653,000, which was accrued for and was reported under accrued liabilities in the consolidated balance sheet at December 31, 2012. On July 30, 2013, the Kansas Department of Revenue issued a letter to the Company advising it that it no longer owed any corporate income tax to the State of Kansas and has released the Company from the payment of such taxes. Consequently, the related accrual was reversed and an income tax benefit of $653,000 was recorded for the three and nine months ended September 30, 2013.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $82,285,000 as of January 1, 2013, which are expected to expire from 2025 through 2028. The Company has provided for a valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

Note 9 — Sale of Infinity-Texas, Related Potential Litigation, and Discontinued Operations Reporting

On July 31, 2012, the Company sold 100% of the stock of its wholly-owned subsidiary, Infinity Oil and Gas of Texas (Infinity-Texas) to an individual, the single member of a limited liability company which purchased the oil and gas properties of Infinity-Texas in 2011. The terms of the Stock Purchase Agreement with the purchaser are that purchaser would acquire 100% of the stock of Infinity-Texas for $1.00 and thereby assume all of it liabilities. At the date of the sale, Infinity-Texas had net liabilities of $5,152,111. Management believes that there are certain contingent liabilities related to Texas properties for which the Company, the parent entity, may retain financial responsibility. The liabilities are related to the reclamation of oil and gas properties and include the cost of plugging inactive wells and removal and recovery of any remaining production equipment. Infinity-Texas, as an independent entity following its sale, is primarily responsible for such obligations, but the officers of Infinity-Texas at the time such wells were in production, in their capacities as signatories of certain regulatory filings, could be personally responsible.

The assets, liabilities and operations of Infinity-Texas are reported on the accompanying consolidated financial statements as those of a discontinued operation for the current and prior periods and dates presented. Because Infinity-Texas was not actively operating during any of the periods presented, no overhead costs have been allocated to the discontinued operations during such periods.

The analysis below sets forth the total assets and liabilities of Infinity-Texas as of the date of sale (July 31, 2012) and the determination of the gain recognized on sale of discontinued operation of Infinity-Texas:

Total liabilities of Infinity-Texas		$5,155,103
Total assets of Infinity-Texas		2,992
Net liabilities of Infinity-Texas		5,155,103

Potential liabilities related to indemnification of officers by the Company		(780,000)

Gain on sale of discontinued operation, during the three and nine months ended September 30, 2012	$	$ 4,372,111

The operating expenses of Infinity-Texas for the nine months ended September 30, 2012:

General and administrative expenses	$-
Accretion expense	17,736
Interest expense	44,553
Total expenses	$62,289

Note 10 — Related Party Transactions

The corporate office was located in Denver, Colorado until November 2008 when the Denver office was closed. The corporate office moved to the business office of the CFO of the Company in Overland Park, Kansas. The Company currently does not have any employees and the staff of the CFO provided the office services until May 2013. These services were billed at the CFO firm’s standard billing rate plus out-of-pocket expenses. For the quarters ended September 30, 2013 and 2012, the Company was billed $0 and $59,745, respectively and $0 and $203,328 for the nine months ended September 30, 2013 and 2012, respectively. The amount due to the CFO’s firm for services provided was $767,407 at September 30, 2013 and $767,407 at December 31, 2012, is included in accrued liabilities at both dates.

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

As of September 30, 2013 and December 31, 2012, the Company had accrued compensation to its officers and directors of $770,208 and $705,208, respectively.

As discussed in Note 2, on August 28, 2012, the Company borrowed $250,000 from an entity that is 49% owned by a board member of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The Company issued a short-term note bearing interest at 8% per annum and maturing February 28, 2013 to such party. The note and all accrued interest was repaid on its maturity date in accordance with the terms of the note. In connection with the transaction, the Company issued the lender a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017.

As discussed in Note 2, the Company entered into a line-of-credit facility on September 23, 2013 that provides for borrowings on a revolving basis up to a maximum of $50,000. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The facility is unsecured, bears interest at 8% per annum and expires on November 23, 2013. The Company granted the holder a common stock purchase warrant exercisable to acquire 15,000 shares of common stock at a price of $3.50 per share. The warrant is immediately exercisable and terminates on September 23, 2015. The Company estimated the fair value of these warrants at $32,734 of the date, which amount has been recorded as debt issuance costs, classified in prepaid expenses and amortized ratably over the term of the credit facility. Amortization of the debt issuance cost totaled $3,818 for the three and nine months ended September 30, 2013 and the remaining unamortized balance was $28,916 as of September 30, 2013.

Note 11 — Subsequent Events

On October 10, 2013, the Company issued 31,521 shares of common stock pursuant to the cashless exercise of 125,000 warrants to purchase common stock.

On October 21, 2013, the Company entered into a consulting agreement with an entity to provide investor relations services. The agreement has an initial 90-day term with automatic extensions unless terminated by either party with 30-day written notice. The Company will compensate the consultant with a monthly payment of $7,000 (plus out-of-pocket expenses) and a one-time issuance of 15,000 shares of common stock.

On November 4, 2013, the Company granted the entity providing the line of credit facility set forth in Note 9 - Related Party Transactions a warrant exercisable to purchase an additional 10,000 shares on the same terms as the original warrant in consideration for the entity increasing the facility to $75,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes presented elsewhere in this Report. Infinity follows the full-cost method of accounting for oil and gas properties. See “Summary of Significant Accounting Policies,” included in Note 1 to the Consolidated Financial Statements for the Three and Nine months Ended September 30, 2013 and the Year Ended December 31, 2012.

Infinity Energy Resources, Inc. and its subsidiaries, (collectively, “Infinity,” “Company,” “we,” “us” and “our”) are engaged in the acquisition and exploration of oil and gas properties offshore Nicaragua in the Caribbean Sea.

On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has submitted an environmental study and the development of geological information from reprocessing and additional evaluation of existing 2-D seismic data that was acquired over the Nicaraguan Concessions located offshore. On April 11, 2013, the Company received its Environmental Permit. Infinity is currently seeking offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations or other arrangements. The funds raised through the subordinated note transaction and Forbearance advances from the bank were used to fund these expenses. No assurance can be given that these funds will be sufficient to cover the exploration and development cost until a partner is found. The Company’s commitment to acquire, process and interpret additional 2-D seismic data must be completed by January 2014 or the Nicaragua Concessions will be at risk of forfeiture. The Company must successfully contract with a company that has the capabilities to perform, process and interpret the 2-D seismic activities required by the work plan and consequently the Company must raise the necessary funding to negotiate, close and pay for the contract necessary to fulfill such requirements. These are substantial operational and financial requirements that the Company must satisfy prior to January 2014 in order to maintain its Nicaragua Concessions and there can be no assurance that it will be able to do so.

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

FORWARD-LOOKING STATEMENTS

This Report for the three months ended September 30, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included in this Report include the Risk Factors described in Item 1A of our Registration Statement on Form 10 filed on May 13, 2011, as amended on July 1, 2011 and April 4, 2012.

Factors that could cause or contribute to our actual results differing materially from those discussed in this Report or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have been unable to satisfy most of our current liabilities; (iii) we require working capital for our operations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct seismic mapping on our Nicaraguan Concessions or be able to meet the deadlines to complete such mapping; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xiv) the oil and gas industry is highly competitive; (xv) exploratory drilling is an uncertain process with many risks; (xvi) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xvii) our common stock is traded on the Over the Counter QB Tier Market (OTCQB); (xviii) we depend on key personnel; (xix) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders; (xx) sale of substantial amounts of our common stock may have a depressive effect on the market price of the outstanding shares of our common stock; (xxi) our issuance of common and Series A redeemable convertible preferred stock to Amegy and Series B redeemable convertible preferred stock diluted the ownership interests of our existing stockholders and the possible issuance of additional common stock subject to options and warrants that may dilute the interest of stockholders; (xxii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 if we are required to do so; (xxiii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxiv) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxv) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvi) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; and (xxvii) indemnification of our officers and directors.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this Report. We believe the information contained in this Form 10-Q to be accurate as of the date of this Report. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

2013 Operational and Financial Objectives

Corporate Activities

On April 14, 2011, we announced that we had completed and filed with the Nicaraguan government the Environmental Impact Assessment (“EIA”) covering proposed seismic activities on the 1.4 million-acres in our Nicaraguan Concessions. The filing of the EIA was followed by a “comment period” during which there was interaction among Infinity; the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest the Nicaraguan Concessions. In accordance with the provisions of the Nicaraguan Concessions, Phase II of Sub Period 1 started April 13, 2013, when the Nicaraguan Government approved the EIA. Thus, Infinity is now able to commence additional 2-D and 3-D seismic mapping activities in the area. The minimum cash requirements for the next approximate twelve-month period related to the Nicarguan Concessions will be $1,968,000, of which $1,635,000 is related to seismic and $333,000 is related to the training fees, area fees and other direct costs under the Nicarguan Concession. The Company estimates that the actual cost of seismic activities for the acreage will range between $4 million and $8 million depending upon the amount and combination of 2D and 3D seismic performed over the next approximate twelve-month period. The Company estimates that its minimum working capital requirements for the next twelve-month period will be $600,000 to maintain corporate operations, exclusive of the Nicaraguan Concessions and payment of existing third party obligations. See Liquidity and Capital Resources below.

The Company conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over its Nicaraguan Concessions. It issued letters of credit totaling $851,550 for this and additional work on the leases as required by the Nicaraguan Concessions. The Company has completed certain activity under the initial work plan to date, but there remain significant additional requirements to comply with the Nicaraguan Concessions. The Company intends to seek joint venture or working interest partners prior to the commencement of any significant exploration or drilling operations on the Nicaraguan Concessions. The Company’s commitment to acquire, process and interpret additional 2-D seismic data must be completed by January 2014 or the Nicaragua Concessions will be at risk of forfeiture. The Company must successfully contract with a company that has the capabilities to perform, process and interpret the 2-D seismic activities required by the work plan and consequently the Company must raise the necessary funding to negotiate, close and pay for the contract necessary to fulfill such requirements. These are substantial operational and financial requirements that the Company must satisfy prior to January 2014 in order to maintain its Nicaragua Concessions and there can be no assurance that it will be able to do so.

Subject to obtaining sufficient capital, we plan to commence our seismic mapping activities in the fourth quarter of 2013. The additional 2-D and 3-D seismic program will seek to further evaluate the structures that were previously identified with historical 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable oil in place. In addition, 3-D seismic should provide our first look at the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise 2-D seismic mapping.

We intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any, net proceeds from the sales of assets.

Our ability to complete these activities is dependent on a number of factors, including, but not limited to, the availability of the capital resources required to fund the activity; and the availability of third party contractors for the services necessary to provide the required services.

Results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Infinity incurred a net loss applicable to common shareholders of $639,477, or $(0.03) per diluted share, for the three months ended September 30, 2013 compared to net income of $3,482,083, or $0.17 per diluted share, for the three months ended September 30, 2012. The Company’s Series A and Series B redeemable convertible preferred stock were issued on April 13, 2012, and therefore were outstanding for the entire three months ended September 30, 2013 and 2012. In 2013, the 6% cumulative dividend accrued relative to the period, as well as the accretion in the value ascribed to the Series A and Series B preferred stock between those dates (which represent value attributable to holders of the preferred rather than common shares) increased the Company’s actual net loss by $795,261 to arrive at the loss applicable to common shareholders in the determination of basic and diluted net loss per share.

The Company’s consolidated statement of operations for the three months ended September 30, 2012 segregate the operating expenses of its formerly wholly owned subsidiary, Infinity-Texas, which was sold effective July 31, 2012, as $6,776 representing a “Loss of Discontinued Operation” and a “Gain from Sale of Discontinued Operation” of $4,372,111. The gain on sale of the discontinued operation was the primary factor that led to the net income of $3,482,083, or $0.17 per diluted share, for the three months ended September 30, 2012.

Revenue

The Company had no revenues in either the three months ended September 30, 2013 or 2012. The Company focused solely on the exploration, development and financing of the Nicaraguan Concessions.

General and Administrative Expenses

General and administrative expenses in the three months ended September 30, 2013 were $456,963 compared with $152,523 for the same period in 2012. This increase is substantially attributable to stock-based compensation cost reflected in the three months ended September 30, 2013 in the aggregate amount of $353,730, which results from the adjustment of the fair value of, and recognition of progressive vesting of, certain stock options awarded in November 2012, May 2013 and August 26, 2013 to Company officers, directors, consultants and legal counsel. This additional cost is reflected in the three months ended September 30, 2013 as compensation of ($314,307) and legal ($39,423) expense. There was no stock compensation expense recorded in the three and nine months ended September 30, 2012.

Other income (expense)

Interest expense net of amounts capitalized to oil and gas properties increased from $18,542 for the three months ended September 30, 2012 to $17,175 for the three months ended September 30, 2013. The decrease is relatively small at approximately 7%, and the interest expense in 2013 and 2012 is largely attributable to interest accrued on borrowings on various short-term notes payable used for working capital purposes.

The change in derivative fair value, which can be either an “other expense” or an “other income” item, varied from the three months ended September 30, 2012, when it was an expense of $19,129, to $-0- for the same period in 2013. During the three months ended September 30, 2012, the Company had warrants and related derivative liabilities recorded related to short-term notes payable that contained ratcheting provisions. The impact of the changes in fair value of the various derivative liabilities outstanding during the 2012 period was a value (an expense item) of $19,129. There was no derivative liability associated with warrants on notes during the three months ended September 30, 2013 because all such notes were repaid or converted to equity earlier in 2013 prior to the three months ended September 30, 2013 .

Income Tax

The Company had previously appealed an assessment of Kansas corporate income tax that had been issued by the Department of Revenue for the tax year ended December 31, 2006 in the amount of approximately $653,000 which was accrued for and was reported under accrued liabilities in the consolidated balance sheet at December 31, 2012. On July 30, 2013, the Kansas Department of Revenue issued a letter to the Company advising it that it no longer owed any corporate income tax to the State of Kansas and has released the Company from the payment of such taxes. Consequently, the related accrual was reversed and an income tax benefit was recorded in three months ended September 30, 2013.

Infinity reflected no net income tax benefit or expense in the three-month periods ended September 30, 2013 or 2012 other than the Kansas State income tax benefit described above. The net operating loss incurred during the three months ended September 30, 2013 and the net income generated during the three months ended September 30, 2012 adjusted Infinity’s gross deferred tax asset related to its future ability to utilize net operating losses to reduce future income tax outlays. Due to uncertainty as to the ultimate ability of the Company to utilize its net deferred tax asset, the Company has recognized no net deferred tax benefit, and has, as a result, offset its gross deferred tax benefit with a 100% valuation allowance.

Results of operations for the six ended September 30, 2013 compared to the nine months ended September 30, 2012

Infinity incurred a net loss applicable to common shareholders of $4,340,465, or $(0.21) per diluted share, for the nine months ended September 30, 2013 compared to net income of $2,137,769, or $0.11 per diluted share, for the nine months ended September 30, 2012. The Company’s Series A and Series B redeemable convertible preferred stock, issued April 13, 2012, were therefore not outstanding for the entire nine months ended September 30, 2012, but were outstanding for the entire nine months ended September 30, 2013. In 2013, the 6% cumulative dividend accrued relative to the period and the accretion in the value ascribed to the Series A and Series B preferred shares between those dates (which represent value attributable to holders of the preferred rather than common shares) increased the Company’s actual net loss by $2,314,716 to arrive at the loss applicable to common shareholders in the determination of basic and diluted net loss per share as compared to $1,284,237 for the comparable period in 2012.

The Company’s consolidated statement of operations for the nine months ended September 30, 2012 segregate the operating expenses of its formerly 100% owned subsidiary, Infinity-Texas, which was sold in its entirety effective July 31, 2012, as $62,289 representing the “Loss of Discontinued Operation” and a “Gain from Sale of Discontinued Operation” of $4,372,111. The gain on sale of the discontinued operation was the primary factor that led to the net income of $2,137,769, or $0.11 per diluted share, for the nine months ended September 30, 2012.

Revenue

The Company had no revenues in either the nine months ending September 30, 2013 or 2012. The Company focused solely on the exploration, development and financing of the Nicaraguan Concessions.

General and Administrative Expenses

General and administrative expenses in the nine months ended September 30, 2013 were $1,796,270 compared with $593,714 for the same period in 2012. This increase is substantially attributable to stock-based compensation cost reflected in the nine months ended September 30, 2013 in the aggregate amount of $1,476,383, which results from the adjustment of the fair value of, and recognition of progressive vesting of, certain stock options awarded in November 2012, May 2013 and August 2013 to Company officers, directors, consultants and legal counsel. This additional cost is reflected in the three months ended September 30, 2013 as compensation ($1,347,532) and legal ($128,851) expense.

Other income (expense)

Interest expense net of amounts capitalized to oil and gas properties increased from $364,758 for the nine months ended September 30, 2012 to $779,261 for the nine months ended September 30, 2013. The interest expense in the 2012 period was primarily related to the debt to Amegy and Off-Shore, which was outstanding for the partial period in 2012 and was satisfied April 13, 2012 by the issuance of Series A and B redeemable convertible preferred stock (see Note 3). The interest expense in 2013 is largely attributable to interest accrued on, and amortization of debt discount and debt issuance costs related to borrowings on various short-term notes payable used for working capital purposes, which aggregated $735,942 for the period.

The change in derivative fair value, which can be either an “other expense” or an “other income” item, varied significantly from the nine months ended September 30, 2012, when it was income of $99,556, to a loss of $24,410 for the same period in 2013. The 2012 income effect resulted from a decrease during the period in the fair value of the derivative liability related to the Amegy Warrant (see Note 3), which warrant was cancelled in April 2012 and thus was not outstanding during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, the Company had warrants and related derivative liabilities recorded related to short-term notes payable. The combined impact of the changes in fair value of the various derivative liabilities outstanding during the 2013 period was a decrease in such value (an expense item) of $24,410. The derivative liability associated with warrants on notes that were outstanding during the nine months ended September 30, 2013 decreased in fair value and all such notes were repaid as of September 30, 2013. The liability related to warrants issued in connection with the notes repaid in the nine months ended September 30, 2013 decreased in fair value before the related note was repaid, at which date the derivative liability, in accordance with generally accepted accounting principles, was effectively terminated and its balance became a contribution to additional paid-in capital. All derivative liabilities have been terminated as a result of the repayment of all related notes at September 30, 2013.

Income Tax

The Company had previously appealed an assessment of Kansas corporate income tax that had been issued by the Department of Revenue for the tax year ended December 31, 2006 in the amount of approximately $653,000,which was accrued for and was reported under accrued liabilities in the consolidated balance sheet at December 31, 2012. On July 30, 2013, the Kansas Department of Revenue issued a letter to the Company advising it that it no longer owed any corporate income tax to the State of Kansas and has released the Company from the payment of such taxes. Consequently, the related accrual was reversed and an income tax benefit was recorded in nine months ended September 30, 2013.

Infinity reflected no net income tax benefit or expense in the nine-month periods ended September 30, 2013 or 2012 other than the Kansas State income tax benefit described above. The net operating loss incurred during the nine months ended September 30, 2013 and the net income generated during the nine months ended September 30, 2012 adjusted Infinity’s gross deferred tax asset related to its future ability to utilize net operating losses to reduce future income tax outlays. Due to uncertainty as to the ultimate ability of the Company to utilize its net deferred tax asset, the Company has recognized no net deferred tax benefit, and has, as a result, offset its gross deferred tax benefit with a 100% valuation allowance.

Liquidity and Capital Resources; Going Concern

The Company has a history of losses. The Company continues to have significant working capital deficits and continues to experience substantial liquidity issues.

The Company must meet significant aspects of the Nicaraguan Concessions’ work plan in the near term or risk the forfeiture of the concessions. The Company has issued letters of credit totaling $851,550 for this and additional work on the leases as required by the Nicaraguan Concessions. The Company has completed certain activity under the initial work plan to date but there remains significant additional activities to comply with the Nicaraguan Concessions. The Company intends to seek joint venture or working interest partners prior to the commencement of any significant exploration or drilling operations on the Nicaraguan Concessions. The Company’s commitment to acquire, process and interpret additional 2-D seismic data must be completed by January 2014 or the Nicaragua Concessions will be at risk of forfeiture. The Company must successfully contract with a company that has the capabilities to perform, process and interpret the 2-D seismic activities required by the work plan and consequently the Company must raise the necessary funding to negotiate, close and pay for the contract necessary to fulfill such requirements. These are substantial operational and financial requirements that the Company must satisfy prior to January 2014 in order to maintain its Nicaragua Concessions and there can be no assurance that it will be able to do so.

Subject to obtaining sufficient capital, we plan to commence our seismic mapping activities during the remainder of 2013. The additional 2-D and 3-D seismic program will seek to further evaluate the structures that were previously identified with historical 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable oil in place. In addition, 3-D seismic should provide our first look at the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise 2-D seismic mapping.

We plan to raise capital to satisfy the foregoing needs through an offering of our equity or debt securities and/or through a commercial relationship with other industry operators. Such commercial relationships may involve the granting of revenue or other interests in exchange for cash and/or a carried interest in exploration and development activities or the creation of a joint venture or other strategic partnership. There can be no assurance that we will obtain such funding or obtain it on terms acceptable to us. Further, if we cannot meet our obligations with respect to the Nicaraguan Concessions, some of which are immediate, we will forfeit our rights to them.

Due to the uncertainties related to these matters, there exists substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classifications of liabilities that might result should we be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Stanton Ross and Chief Financial Officer, Daniel F. Hutchins evaluated the effectiveness of our disclosures (as defined in Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this Report. Based on the evaluation, Messrs. Ross and Hutchins have concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which Management believes could be relieved with sufficient working capital to allow full-time account ting staff or the equivalent.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter which have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in litigation as follows:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and is claiming breach of contract for failure to pay amounts due. The Company has included the impacts of this litigation as liabilities in its accounts payable because it does not dispute the amount owed. In 2009 the Company recorded the amount claimed. The Company will seek to settle the lawsuit when it has the financial resources to do so. The suit is in the discovery stage.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in 2013 in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the Company has indemnified them for such potential liability. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as officer indemnification liability on the consolidated balance sheets.

●	Tim Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against Infinity Energy Resources, Inc. in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. The Company has included the impact of this litigation as an accrued liability in the accompanying balance sheet. On October 17, 2013 the Company filed a motion in the District Court of Johnson County, Kansas seeking to set aside the default judgment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2013 the Company sold 635,420 units (the “Units”) at a price of $1.60 per Unit for total proceeds of $1,016,672. Each Unit was composed of one share of common stock and one half of a common stock purchase warrant. For every two Units purchased, the Company issued one full warrant. Each warrant is exercisable to purchase one share of Common Stock for a five-year term from its date of issuance at a price of $2.50 per share.

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

On August 23, 2013, the Company’s former legal counsel exercised its right to convert its promissory note in the principal amount of $212,400 plus accrued interest of $4,992 into 72,464 shares of common stock at a price of $3.00 per share.

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

Signature	Capacity	Date
/s/ Stanton E. Ross	Chief Executive Officer	November 5, 2013
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	November 5, 2013
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

