Form 10-K
period 2013-12-31
INFINITY ENERGY RESOURCES, INC
filed 2014-11-18
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2014

Preferred Stock, $0.0001 par value	-0-

Common Stock, $0.0001 par value	25,559,678

FORM 10-K

INFINITY ENERGY RESOURCES, INC.

DECEMBER 31, 2013

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

As used in this annual report, “Infinity,” the “Company,” “we,” “us” and “our” refer collectively to Infinity Energy Resources, Inc., its predecessors and subsidiaries or one or more of them as the context may require.

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

Since our acquisition of the Nicaraguan Concessions, we have conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over our Perlas and Tyra concession blocks offshore Nicaragua. We issued letters of credit totaling approximately $1.0 million for this initial work on the leases. We commenced significant activity under the initial work plan and received formal governmental approval of the environmental study in 2013. We have recently acquired new 2-D and 3-D seismic data and are in process of reviewing it in order to select our initial drilling sites for exploratory wells. We intend to seek joint venture or working interest partners prior to the commencement of any exploratory drilling operations on the Nicaraguan Concessions.

Our corporate office is located at 11900 College Boulevard, Suite 310, Overland Park, Kansas 66210. Our telephone number is (913) 948-9512.

Infinity-Texas

Infinity-Texas was engaged in the acquisition, exploration, development and production of natural gas in the Fort Worth Basin of north central Texas. We sold Infinity-Texas, a Delaware corporation with its headquarters located in Overland Park, Kansas on July 31, 2012.

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

On July 31, 2012, we sold 100% of the stock of Infinity-Texas to an individual who was the sole owner of the LLC that purchased the Infinity-Texas properties in December 2011. The purchase price was $1.00. By purchasing the stock the buyer assumed all the liabilities of Infinity-Texas as of that date, which aggregated $5,152,111. We believed that we might be subject to certain contingent liabilities related to reclamation of the properties, and estimated these to be $780,000. A gain on the sale of Infinity-Texas was recorded in the amount of $4,372,111 and is included in consolidated statement of operations for the year ended December 31, 2012.

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

During the Forbearance Period, the interest rate continued at the stated rate plus the applicable margin, which was 5.5% at December 31, 2011 as set forth under the revolving note, and certain operating and financial limitations remain in place. In addition, under the Fifth Forbearance Amegy agreed, upon the request of the Company, to issue one or more letters of credit in an amount not to exceed $850,000 as security for the Company’s obligations with respect to the Nicaragua Concessions.

Amegy made additional Forbearance Period advances of $1,050,000, which were increased to $1,260,000 on September 12, 2011, with an interest rate of prime plus 2% and the personal guarantee of the Company’s President and Chief Executive Officer for up to $500,000 of the advances. As of December 31, 2011, Amegy had made advances of $1,396,758, which was $136,758 in excess of the approved maximum for advances. From January 1, 2012 through February 28, 2012 Amegy made additional advances of $272,070 to us, for a total of $1,668,828.

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

The Series A Preferred and Series B Preferred accrued a 6% dividend per annum and were convertible into common stock at a price of $6.50 per share. Both series of Preferred Stock automatically convert into common stock if the average of the closing prices of the common stock for 30 consecutive trading days equals at least $7.50 per share. We had the right to redeem both series of Preferred Stock at any point for an amount equal to their issue price of $100 per share plus all accrued and unpaid dividends. Commencing January 1, 2013, the Series A Preferred will vote with the common stock on all matters presented to the holders of the common stock with the number of votes equal to the number of shares of common stock issuable upon conversion of the Series A Preferred. Beginning January 1, 2014, the Series A Preferred shareholder would have a majority vote on all such matters and the right to elect a majority of the Board of Directors, if the Series A Preferred has not been redeemed or converted into common stock. Neither series of Preferred Stock is transferrable for 180 days after issuance.

On December 30, 2013, we completed all transactions contemplated by the Stock Exchange Agreement (the “Exchange Agreement”) between us and Amegy Bank, N.A. (“Amegy”). Under the Agreement Amegy exchanged all 130,000 shares of our Series A Preferred Stock (the “Series A Preferred”) that it owned for 3,250,000 shares of our common stock. Each share of Series A Preferred had a price of $100. We also issued Amegy an additional 341,250 shares of our common stock for $1,365,000, the amount of the accrued and unpaid dividends on the Series A Preferred as of the date of the transaction. As a result we issued a total of 3,591,250 shares of common stock valued at $4.00 per share. Thus, the transactions were valued at $14,365,000, which amount has been reflected as common stock and additional paid in capital in our consolidated balance sheet.

Effective February 28, 2014, we received conversion notices from Offshore Finance, LLC that effected the conversion of all Series B Preferred Stock outstanding including accrued dividends thereon into shares of our common stock. In the transaction Offshore Finance, LLC exchanged all 15,016 shares of Series B Preferred Stock that it owned for 375,400 shares of our common stock. Each share of Series B Preferred had a liquidation and value of $100. Offshore Finance, LLC also agreed to receive an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B Preferred as of the effective date of the transaction. As a result, we issued a total of 420,448 shares of common stock which was valued at $4.00 per share, or a total of $1,681,792.

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

Recent Development

On October 13, 2014 the Company announced that it had entered into a Letter of Intent (“LOI”) with Granada Exploration, LLC, which has agreed to join with the Company to explore for potential hydrocarbons beneath Infinity’s 1.4 million-acre oil and gas concessions in the Caribbean Sea offshore Nicaragua. Under the terms of the LOI, Granada Exploration will provide its services in exchange for a working interest in the Nicaraguan Concessions. The scope of such services will be more specifically described in a mutually acceptable Exploration Services Agreement (“ESA”) which is currently being negotiated. The ESA is anticipated to provide that Granada will earn an assignment from Infinity of an undivided 30% working interest in the Concessions, based on an 80% net revenue interest. Granada and Infinity are also anticipated to enter into a Joint Operating Agreement. Granada may, at its discretion, participate in an initial exploratory well for up to an additional undivided 20% working interest, on a prospect-by-prospect basis, with such additional interest to be based on an 80% net revenue interest.

The LOI is subject to Granada’s normal and customary due diligence including the evaluation of the Company’s Form 10-K and 10-Q filings, concession documents showing that the Company is in good standing with the Nicaraguan government, negotiation and approval of mutually acceptable formal agreements, and final approval by a majority of the partners that comprise Granada Exploration, LLC. The Company hopes to complete the ESA and Joint Operating Agreement with Granada in the first quarter of 2015.

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

In April 2011, we filed with the Nicaraguan government an Environmental Impact Assessment (“EIA”) covering proposed seismic activities on our Nicaraguan Concessions. The filing of the EIA was followed by a comment period during which there was interaction between us the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest to the Nicaraguan Concessions. On April 13, 2013 the EIA was formally approved by the Nicaraguan government and we were cleared to commence 2-D and 3-D seismic mapping activities in the area. In late 2013 and early 2014 CGG Services (US) Inc. – NASA, a fully integrated Geoscience company that provides geological, geophysical and reservoir services to the global oil and gas industry, conducted 2-D and 3-D seismic data covering selected areas within the boundaries of the Nicaraguan Concessions in the first quarter of 2014. In March 2014 we opened a seismic data room at CGG’s Houston headquarters in order to invite potential strategic and/or financial partners to view the fully processed results of the seismic survey activities conducted by CGG. The data room remains available to us and potential strategic and/or financial partners.

As of December 31, 2012, the Company was in Sub-Period 1 of the exploration phase of the 30-year concession for both Perlas and Tyra. The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year concession for both Perlas and Tyra as of December 31, 2013. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders. The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” both for 2013 and 2012 and, in early 2014, for that year. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements pending renewal of the expired letters of credit and is in year 3 of the Exploration phase of the 30-year concession.

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

Government Regulation of the Oil and Gas Industry

In April 2011, we filed with the Nicaraguan government an Environmental Impact Assessment (“EIA”) covering proposed seismic activities on our Nicaraguan Concessions. The filing of the EIA will be followed by a comment period during which there will be interaction between us, the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest to the Nicaraguan Concessions. Phase II of Sub-Period 1 started April 13, 2013, when the Nicaraguan Government approved the EIA, therefore we were able to commence 2-D and 3-D seismic mapping activities in the area in late 2013 as noted above.

General

Our business is affected by numerous laws and regulations, including, among others, laws and regulations relating to energy, environment, conservation and tax. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to Infinity, we cannot predict the overall effect of such laws and regulations on our future operations.

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

Title to Properties

The Company sold domestic acreage and leases related to Infinity-Texas in 2012. It also sold certain acreage under lease held by Infinity-Wyoming during 2013. Management believes that it has now divested itself of all domestic acreage and leases of Infinity-Wyoming. During the year ended December 31, 2008, the remaining value of the Infinity-Texas and Infinity-Wyoming properties were determined to be uneconomical to operate and as such, we wrote them down to zero value.

Operating Hazards and Insurance

The oil and natural gas business involves a variety of operating risks. We were unable to maintain insurance against such potential risks and losses.

In addition, pollution and environmental risks are not insured. If a significant accident or other event occurs not covered by insurance, it could adversely affect us.

Employees

On December 31, 2013, we had two employees, whose salaries we have partially deferred. We also use outside contractors including the Company CFO’s accounting firm to perform services.

Exploration and Development

We incurred exploration expenditures on our Nicaraguan Concessions in the fiscal years ended December 31, 2013 and 2012 of $6,051,411 and $581,723, respectively.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

This section contains an explanation and detail of some of the relevant project groupings from our overall inventory of projects and prospects. Our sole focus is our Nicaraguan Concessions, which are located in the Caribbean Sea, offshore Nicaragua.

Nicaragua

Subsequent to the initial award of the Nicaraguan Concessions in 2003, we negotiated a number of key terms and conditions of an exploration and production contract covering the approximate 1.4 million acre Tyra (approximately 826,000 acres in the north) and Perlas (approximately 560,000 acres in the south) concession areas offshore Nicaragua. The contract, which was finalized in 2009, contemplates an exploration period of up to six years with four sub-phases and a production period of up to 30 additional years (with a potential five-year extension). We submitted an environmental study in 2011, which was approved in April 2013 and we have developed new specific geological information from the acquisition of new 2-D and 3-D seismic studies along with the reprocessing and additional evaluation of existing 2-D seismic data over the Perlas and Tyra concession blocks. We acquired new seismic survey data in late 2013 and early 2014 and we are performing ongoing evaluation of such data in order to determine the scope our exploration program.

We plan to seek offers from industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations. No assurance can be given that any such transactions will be consummated or the terms of such transaction.

Proved Reserves Reporting

We had no proved reserves as of December 31, 2013 and 2012.

Production, Prices and Production Costs

We had no production during the years ended December 31, 2013 or 2012.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the costs we incurred in the purchase of proved and unproved properties and in development and exploration activities in Nicaragua:

	2013	2012
Property acquisition costs:
Proved	$-	$-
Unproved	-	-
Total property acquisition costs	-	-
Development costs	-	-
Exploration costs	6,150,411	581,723

Total costs	$6,150,411	$581,723

Exploration costs during the year ended December 31, 2013 included $5,937,013 of costs incurred for the acquisition of new 2D and 3D seismic data on the Nicaragua Concessions.

There were no development, exploration or acquisition costs incurred during 2013 and 2012 on our domestic properties.

Drilling Activity

We had no drilling activity during the years ended December 31, 2013 or 2012.

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases we held as of December 31, 2013. For the year end December 31, 2008 the remaining value of Infinity-Wyoming were written down to zero due to uneconomical operating conditions and in 2012 the Infinity-Texas properties were sold.

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

As of December 31, 2012, the Company was in Sub-Period 1 of the exploration phase of the 30-year concession for both Perlas and Tyra. The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year concession for both Perlas and Tyra as of December 31, 2013. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2013. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurances that it will be successful in this regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements pending renewal of the expired letters of credit and is in year three of the exploration phase of the 30-year Nicaraguan Concessions.

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

Sub-Period 2 of the exploration phase began April 13, 2013 when the Nicaraguan Government approved the environmental impact study. The minimum cash requirements related to the Nicaraguan Concessions for the next twelve month period will be approximately $5,415,000, of which $4,945,000 is related to seismic activities and $470,000 is related to the training fees, area fees and other expenditures under the concession. The Company estimates that the actual cost of 2D and 3D seismic activities for the acreage will be a minimum of $8,000,000 (including $5,937,013 already expended for seismic activities) over the next 18-24 month period. In addition to the minimum cash requirements related to the Nicaraguan Concessions, the Company estimates that it will require approximately $315,000 of working capital to maintain corporate operations for the next 12 months, but not including debt obligations owed to third parties.

Item 3. Legal Proceedings.

We are involved in the following material litigation:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and has claiming breach of contract for failure to pay amounts due. On October 13, 2011, a default judgment was entered against the Company in the amount of $445,521 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in 2013 in order to finally settle and dismiss the matter.

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

●	Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, and was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. Subsequent to December 31, 2013 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company has included the impact of this litigation as an accrued liability in the accompanying balance sheet.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Infinity’s common stock trades on the Over-the-Counter QB Tier Market (OTCQB) under the symbol “IFNY.PK.” The following table sets forth the high and low closing bid prices for Infinity’s common stock as reported by the OTCQB. The closing price of the common stock on November 7, 2014 was $0.85 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2012	High	Low
1st Quarter	$1.90	$1.29
2nd Quarter	$1.70	$1.16
3rd Quarter	$1.80	$1.10
4th Quarter	$2.29	$1.63

Year Ended December 31, 2013	High	Low
1st Quarter	$2.25	$1.42
2nd Quarter	$2.19	$1.48
3rd Quarter	$3.48	$1.90
4th Quarter	$3.62	$1.20

Holders of Common Stock

At December 31 2013, there were approximately 147 stockholders of record of our common stock.

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

Under the terms of the definitive agreements entered into with Amegy and Offshore Finance, LLC on February 28, 2012 (effective April 13, 2012), we issued Amegy shares of Series A Preferred and Off-Shore Finance shares of Series B Preferred; both these issues accrued a 6% dividend per annum which has a payment preference over any dividends declared and paid to the holders of common stock. Amegy exchanged all of its shares of Series A Preferred for shares of common stock, including accrued and unpaid dividends, as of December 30, 2013 and Offshore Finance, LLC converted all of its shares of Series B Preferred, including accrued and unpaid dividends, into common stock on February 28, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

In May 2006, the our stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of our common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by our Board of Directors and generally expire ten years after the date of grant. As of December 31, 2013 and 2012, 148,463 shares were available for future grants under all plans.

The following table sets forth certain information regarding our stock option plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	903,500	$2.92	148,463
Options grants not issued under a plan approved by stockholders	2,496,000	4.58	n/a
Total	3,399,500	$4.14	148,463

Recent Issuances of Unregistered Securities

The following sets forth information regarding the issuance of unregistered securities by the Company in its fiscal year ended December 31, 2013.

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “Note”) with a maturity date of March 12, 2014. On March 7, 2014 the Company and the lender agreed to extend the maturity date of the Note to May 11, 2014 and on May 11, 2014 the parties agreed to extend the maturity date of the Note from May 11, 2014 to December 7, 2014 (the “New Maturity Date”). All other terms of the Note remain the same. The parties have agreed in principle to further extension of the Note to April 7, 2014 and to decrease the exercise price of the warrant from $1.50 per share to $1.00 per share and extend term of the warrant to the third anniversary of the extended maturity date, subject to execution of formal documentation.

The Company used the loan proceeds to make a $1,000,000 progress payment to CGG Services (US) Inc. – NASA, which conducted seismic survey activities on the Company’s Nicaraguan Concessions, and to pay the lender a $50,000 origination fee.

In connection with the extension of the Note to the new Maturity Date, the Company agreed to enter into a definitive revenue sharing agreement with the lender to grant the lender under the revenue sharing agreement an irrevocable right to receive a monthly payment equal to one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire. This percent would increase to one percent (1%) if the Company did not pay the Note in full by August 7, 2014 which did not occur. Therefore, the revenue sharing agreement is fixed at 1%. The Company paid no other consideration in connection with the extension of the Note, but paid the legal expenses of the lender related to the extensions of $25,000. The Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

In connection with its loan, the Company granted the lender a Warrant exercisable to purchase 1,000,000 shares of its common stock at an exercise price of $1.50 per share. In connection with the extension of the maturity date of the Note to the New Maturity Date, the parties amended the date for exercise of the Warrant to be a period commencing December 7, 2014 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 13,333,333 and the exercise price drops to $0.075 per share. All other terms of the Warrant remain the same.

On December 13, 2013, Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Amegy Bank, N.A. (“Amegy”). Under the Exchange Agreement Amegy exchanged 130,000 shares of Series A Preferred Stock that it owns for 3,250,000 shares of Common Stock of the Company. Each share of Series A Preferred had a price of $100. Amegy received an additional 341,250 shares of Common Stock for $1,365,000, the amount of the accrued and unpaid dividends on the Series A Preferred. As a result the Company issued a total of 3,591,250 new shares of Common Stock. The price of Series A Preferred was $100 per share and the Common Stock to be issued in the transactions is valued at $4.00 per share. As a result, the transactions were valued at $14,365,000. The transactions closed on December 30, 2013.

In issuing the shares of Common Stock in exchange for the Series A Preferred the Company relied on the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the shares of Common Stock in lieu of the accrued and unpaid dividends on the Series A Preferred. The Company did not pay any compensation or fees to any party in connection with the issuance of the shares of Common Stock.

The exchange of the Series A Preferred for Common Stock cancelled the Series A Preferred and thus eliminated any future dividend accrual and liquidation preferences that the Series A Preferred had over the outstanding shares of Common Stock. In addition, all super majority voting rights that were attributable to the Series A Preferred were terminated in connection with the cancellation of the Series A Preferred. Amegy retained certain registration rights under the Investor Rights Agreement between the parties.

On February 13, 2013, the Company borrowed $250,000 under an unsecured credit facility with a private, third-party lender. The loan was represented by a promissory note, bore interest at the rate of 8% per annum and was payable interest and principal in full 60 days from the date of issuance. It may be prepaid without penalty at any time. The Note was subordinated to all existing and future senior indebtedness, as such terms were defined in the Note.

The Company used the loan proceeds for obligation due for its Nicaraguan Concessions and for working capital. The Company paid the note in full on or prior to its maturity date.

In connection with such loan, the Company granted the lender a warrant exercisable to purchase 250,000 shares of its common stock at an exercise price of $2.50 per share for a period of two years. If the Company failed to pay the note on its maturity date, the number of shares issuable under the Warrant would increase to 2,500,000 and the exercise price dropped to $0.10 per share. The Company relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the note and the warrant. It paid no compensation in connection with the issuance of the note and warrant.

On February 26 and 27, 2013, the Company borrowed $125,000 and $150,000, respectively, under an unsecured credit facility provided by two private, third-party lenders. The loans were represented by promissory notes, bore interest at the rate of 8% per annum and were payable interest and principal in full 60 days from the date of issuance. They may be prepaid without penalty at any time. The notes were subordinated to all existing and future senior indebtedness, as such terms were defined in the notes. The Company used the loan proceeds to retire the note in the principal amount of $250,000 it had issued in August 2012 and to provide working capital.

In connection with its new loans, the Company would grant the lenders warrants exercisable to purchase 125,000 and 150,000 shares, respectively, of its common stock, at an exercise price of $2.50 per share for a period of two years. If the Company failed to pay the notes on their maturity dates, the number of shares issuable under the warrants would increase to 1,250,000 and 1,500,000, respectively, and the exercise price would drop to $.10 per share. The Company relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the notes and warrants. It paid no compensation in connection with the issuance of the notes and warrants.

On March 29, April 4, April 5, and April 15, 2013 the Company borrowed $50,000, $100,000, $100,000 and $50,000, respectively, under an unsecured credit facility provided by three private, third-party lenders. The loans were represented by promissory notes, bore interest at the rate of 8% per annum and were payable interest and principal in full 60 days from their respective dates of issuance. They may be prepaid without penalty at any time. The notes were subordinated to all existing and future senior indebtedness, as such terms was defined in the notes. The Company used a portion of the loan proceeds to pay a note it had issued on February 13, 2013 in the principal amount of $150,000 and provide working capital.

In connection with its new loans, the Company granted the lenders warrants exercisable to purchase 50,000, 100,000, 100,000 and 50,000 shares, respectively, of its common stock, at an exercise price of $2.50 per share for a period of two years. If the Company fails to pay the Notes on their respective maturity dates, the number of shares issuable under the warrants would increase to 500,000, 1,000,000, 1,000,000 and 500,000, respectively, and the exercise price would drop to $0.10 per share. The Company raised sufficient equity to pay the notes in full on or before their respective maturity dates.

In April 2013, the Company conducted a private placement of its common stock in which it sold 556,250 units, each consisting of one share of common stock and one half of a common stock purchase warrant, at a price of $1.60 per unit, for total cash proceeds of $890,000. In addition, a holder of a promissory note issued by the Company in February 2013 participated in the private placement and converted his note in the principal amount $125,000 plus accrued interest into 79,170 units. Accordingly, the Company sold a total 635,420 units with an aggregate value of $1,016,672. The common stock purchase warrants provide for an exercise price of $2.50 per share, are immediately exercisable and have a term of five years. The Company used the proceeds to fund certain requirements of its Nicaraguan Concessions, pay the notes it had issued in March and April 2013 and provide working capital. The Company paid no compensation in connection with the sale of the units. It relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the shares of common stock and warrants.

The warrants are redeemable by the Company at a price $0.05 per warrant if (i) the closing prices of the Common Stock have averaged $7.50 per share or higher for a period of 20 trading days or (ii) the Company has achieved a liquidity event, such as a merger, reorganization, acquisition or sale of all or substantially all of the assets of the Company to a third party. The Company granted the holders of the warrants “piggyback” registration rights respecting any registration statement that the Company files while the warrants are outstanding if no other registration statement is then effective respecting the shares of Common Stock to be issued on exercise of the warrants. This registration right is subject to the registration rights of existing shareholders.

The Company entered into a line-of-credit facility on September 23, 2013, which after amendments, provides for borrowings on a revolving basis up to a maximum of $100,000 at December 31, 2013. The parties agreed to extend the maturity date of this facility November 23, 2013 to January 23, 2014 and subsequently to February 28, 2015. The entity providing the credit facility is owned by an officer of another corporation for which the Company’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured and bears interest at 8%. The Company granted the lender common stock purchase warrants to acquire a total of 50,000 shares of common stock at a weighted average exercise price of $2.50 per share, which warrants are immediately exercisable and expire from September 23, 2015 to November 23, 2015. The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment credit facility and warrants. It relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the credit facility and warrants.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) while we have retired our debt obligations to Amegy and Off-Shore, we still have substantial obligations to a number of third parties, including a substantial short-term promissory note due in February and April 2015, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct required seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders, including Amegy; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxii) possible issuance of common stock subject to the Series B Preferred, options and warrants may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; (xxix) whether we will be able to find an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions; and (xxx) whether we will be able to renew the required letters of credit for the Nicaraguan Concessions with the Nicaraguan government and our lenders.

The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this annual report on Form 10-K. Infinity follows the full-cost method of accounting for oil and gas properties. See “Summary of Significant Accounting Policies,” included in Note 1 to the Consolidated Financial Statements for the Years Ended December 31, 2013 and 2012.

We are engaged in the acquisition and exploration of oil and gas properties offshore Nicaragua in the Caribbean Sea.

On March 5, 2009 we signed the contracts relating to our Nicaraguan Concessions. In April 2011, we filed with the Nicaraguan government an Environmental Impact Assessment (“EIA”) covering proposed seismic activities on our Nicaraguan Concessions. In April 2013 the EIA was formally approved by the Nicaraguan government and we were cleared to commence 2-D and 3-D seismic mapping activities in the area. In late 2013 and early 2014 CGG, conducted 2-D and 3-D seismic mapping beneath the waters of our Tyra and Perlas concession blocks. CGG completed the processing and interpretation of 2-D and 3-D seismic data covering selected areas within the boundaries of the Nicaraguan Concessions in the first quarter of 2014. We require additional capital to pursue our business plan to develop the Nicaraguan Concessions. No assurance can be given that these funds will be sufficient to cover the exploration and development costs until a partner is found.

In December 2011, we signed an agreement to sell our Texas properties for $1,000,000. The buyer issued us a non-interest bearing note with a four-year term, payable from the buyer’s net profits from oil and gas sales from the property, with payments to commence after the buyer’s repayment of start-up funding. Due to uncertainty as to timing and amounts of repayments, the note receivable was recorded net of a 100% valuation allowance. We sold our investment in Infinity-Texas in July 2012 and this note is no longer our asset.

2014 Operational and Financial Objectives

Corporate Activities

We hold a 100% interest in the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. As of December 31, 2012, the Company was in Sub-Period 1 of the exploration phase of the 30-year concession for both Perlas and Tyra. The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year concession for both Perlas and Tyra as of December 31, 2013. In accordance with the Nicaraguan Concession agreements, we have provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2013. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements pending renewal of the letters of credit and is in year three of the exploration phase of the 30-year concessions.

During December 2013 and January 2014, we completed the 2-D and 3-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at this point. We believe that the newly acquired 2-D and 3-D seismic data, together with the previously acquired reprocessed 2-D seismic, will help us to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable oil in place. In addition, the 3-D seismic should provide our first look at the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise 2-D seismic mapping. The evaluation of the newly acquired seismic data is ongoing in order to determine the scope our exploration program.

We intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any, net proceeds from the sales of assets.

Our ability to complete these activities is dependent on a number of factors, including, but not limited to:

●	The availability of the capital resources required to fund the activities;

●	The availability of third party contractors for completion services; and

●	The approval by regulatory agencies of applications for permits to conduct exploration activities in a timely manner.

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

For the Years Ended December 31, 2013 and 2012

Results of Operations

Overview

Infinity incurred a net loss applicable to common shareholders of $5,587,909, or $0.26 per share, for the year ended December 31, 2013 compared to net income applicable to common shareholders of $894,570, or $0.04 per share, for the year ended December 31, 2012. The Company issued Series A Preferred and Series B Preferred redeemable convertible stock effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred stock (which represents value attributable to holders of the Series A Preferred and Series B Preferred stock rather than common stock) effects the Company’s net income (loss) by $(3,161,043) and $(2,010,388) to arrive at net loss applicable to common shareholders for the year ended December 31, 2013 and 2012, respectively.

The Company’s consolidated statements of operations for 2012 segregate the operating expenses of the Company’s formerly 100% owned subsidiary, Infinity-Texas, which was sold in its entirety effective July 31, 2012, as “Loss of discontinued operation.” See Note 12 to the consolidated financial statements. A gain on that sale in the amount of $4,372,111 is included as “gain on sale of discontinued operation” for 2012.

Revenue

The Company had no revenues in either 2013 or 2012. It focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2013 or 2012. The Company sold its investment in Infinity-Texas in July 2012, as noted above, and had sold the Texas properties in December 2011. The Company believes, however, that it may continue to have obligations relative to reclamation costs for its Texas properties through the date of the sale of Infinity-Texas (see Note 12). It continues to record a potential liability related to Texas reclamation costs of $780,000 in 2012, which reduced the recognized gain on the sale of Infinity-Texas.

The Company has no domestic exploration and development activities in order to conserve cash. It is not actively working on any domestic property.

General and Administrative Expenses

Stock based compensation expenses of $1,631,098 for the year ended December 31, 2013 increased 724% from those in 2012, which were $197,936. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers. During the year ended December 31, 2013, the Company granted 96,000 options which have an exercise price of $3.00 and terms ranging from five to ten years. A total of 36,000 options vested immediately while the remaining 60,000 options vest at a rate of one-third at the grant date and one-third for each of the two year’s thereafter. During the year ended December 31, 2012, the Company granted 1,250,000 which have an exercise price of $3.00 and a term of nine years. The options granted in 2012 vested one-third immediately, and one-third on the first and second anniversary of the award (November 2013 and 2014). The significant increase in stock based compensation expense during 2013 compared to 2012 is attributable to the amortization of expense related to the November 2012 grant and the additional stock options awarded in 2013.

Other general and administrative expenses of $817,199 for the year ended December 31, 2013 increased 1% from those in 2012, which were $806,955. The increase in general and administrative expenses is attributable to an increase of $327,777 related to general and administrative expenses related to its Nicaraguan operations as the concessions progressed to the exploration phase and 2D and 3D seismic mapping activities commenced after the Environmental Impact Assessment was accepted by the Nicaraguan government. Reductions in general and administrative expenses during 2013 were partially offset by decreases in general administrative expenses related to the services provided by the Company CFO’s accounting firm and other professional fees. The Company has two officers and no other employees, therefore certain general and administrative services (for which payment is deferred) were provided by the CFO’s accounting firm; charges for those services decreased from $262,501 in 2012 to $-0- in 2013, and consist primarily of accounting, tax and general administrative fees. Other professional fees (auditing and legal) decreased in aggregate from $275,306 in 2012 to $159,939 in 2013, reflecting higher costs included in 2012 associated with the Company’s re-establishing itself as a reporting company under the Securities Exchange Act of 1934, as amended.

Gain on sale of undeveloped leases

The Company’s sold undeveloped acreage under leases in Colorado during 2013 which resulted in the gain on sale of asset totaling $68,640. No similar sale occurred in 2012.

Other income (expense)

Interest expense net of amounts capitalized to oil and gas properties increased from $407,930 for the year ended December 31, 2012 to $832,651 in 2013. This significant increase was attributable to the fact that during 2013 the Company borrowed approximately $1,825,000 on a short-term basis by issuing subordinated promissory notes with detachable warrants to purchase common shares. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Other income increased from $33,126 in for the year ended December 31, 2012 to $218,543 in 2013. Other income in 2013 primarily related to derecognition of certain liabilities due to the expiration of the statute of limitations on collection. The Company received a $33,126 franchise tax refund in 2012 from the State of Delaware, which was included in other income.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $56,420,000, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

The Company appealed an assessment of Kansas corporate income tax that had been issued by the Department of Revenue for the tax year ended December 31, 2006 in the amount of approximately $653,000, which was accrued for and was reported under accrued liabilities in the consolidated balance sheet at December 31, 2012. On July 30, 2013, the Kansas Department of Revenue issued a letter to the Company advising it that it no longer owed any corporate income tax to the State of Kansas and released the Company from the payment of such taxes. Consequently, the related accrual was reversed and an income tax benefit of $653,000 was recorded for the year ended December 31, 2013.

For the year ended December 31, 2012, the Company realized net income. This net income for tax reporting purposes was effectively entirely offset by net operating losses created in prior periods. However, the excess of debt forgiven by creditors over the fair value of common and Series A Preferred and Series B Preferred redeemable, convertible stock issued in exchange, recorded as an addition to additional paid-in capital for financial reporting purposes (see Note 3), is subject to current income taxation. The estimated tax related to this amount is $150,000, which was accrued as a current tax expense in 2012. The income for 2012 is entirely attributable to gain recognized relative to the sale of Infinity-Texas, a non-recurring event, and the Company’s consolidated statement of operations reflects an operating loss for 2012. After its sale of Infinity-Texas in 2012, the Company continues to carry a net operating loss carryforward, available to offset future taxable income. The Company anticipates operating losses and additional tax losses for the foreseeable future and does not anticipate utilization of its tax loss carryforward. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforward, any deferred tax asset at December 31, 2012 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Discontinued operations

On July 31, 2012, the Company sold 100% of the stock of its wholly-owned subsidiary, Infinity Oil and Gas of Texas (Infinity-Texas) to an individual, the single member of a limited liability company that purchased the oil and gas properties of Infinity-Texas in 2011. Under the stock purchase agreement, the purchaser acquired 100% of the stock of Infinity-Texas for $1 and thereby assumed all of it liabilities. At the date of the sale, Infinity-Texas had net liabilities of $5,152,111. Management believes that there are certain contingent liabilities related to Texas properties for which the Company, the parent entity, may retain financial responsibility. The liabilities are related to the reclamation of oil and gas properties and include the cost of plugging inactive wells and removal and recovery of any remaining production equipment. Infinity-Texas, as an independent entity following its sale, is primarily responsible for such obligations, but the officers of Infinity-Texas at the time such wells were in production, in their capacities as signatories of certain regulatory filings, could be personally responsible.

The assets, liabilities and operations of Infinity-Texas are reported in the consolidated financial statements as those of a discontinued operation for the current and prior periods and dates presented. Because Infinity-Texas has not been actively operating during any of the periods presented, no overhead costs have been allocated to the discontinued operations during such periods. The Company reported a loss from discontinued operations of $62,289 for the period January 1, 2012 through the date of sale (July 31, 2012) and a gain on sale of discontinued operation of $4,372,111 during the year ended December 31, 2012.

Net income (loss)

As a result of the above, we reported a net loss of $2,426,866 and net income of $2,904,958 for the years ended December 31, 2013 and 2012, respectively, a deterioration of $5,331,824 (184%).

Income (loss) applicable to common shareholders

The Company has classified both Series A Preferred and Series B Preferred stock as mezzanine securities in the consolidated balance sheet. Both Series A Preferred and Series B Preferred stock are being accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. During the year ended December 31, 2013 and for the period April 13 through December 31, 2012, the recorded fair value of Series A Preferred and Series B Preferred stock accreted (increased in calculated present value) by $2,264,947 and $1,386,819, respectively. Accrued dividends payable on the Series A Preferred and Series B Preferred stock in the amount of $896,096 and $623,569 were recorded as of December 31, 2013 and 2012, respectively.

The Series A Preferred and Series B Preferred stock has a preference over common shareholders and therefore such amounts have been deducted from net income (loss) to report loss applicable to common shareholders of $(5,587,909) and $894,570 for the years ended December 31, 2013 and 2012, respectively.

Basic and Diluted Loss per Share

Basic net income (loss) per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses from continuing operations are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

The basic and diluted income (loss) per share was $(0.26) and $0.04 for the years ended December 31, 2013 and 2012, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2013 and 2012 because of the net loss reported for each period. Potential common shares as of December 31, 2013 that have been excluded from the computation of diluted net loss per share amounted to 5,537,210 shares which included 2,137,710 outstanding warrants, and 3,399,500 outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses. We financed our operations primarily through a line of credit with Amegy Bank and Offshore Finance through February 28, 2012, when we entered into definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Effective April 13, 2012, the transactions contemplated under these agreements closed and we issued shares of common stock and Series A Preferred and Series B Preferred stock in satisfaction of all the outstanding Amegy and Off-Shore debt, related accrued interest and other fees, and the Amegy Warrant. Although the conversion of Amegy and Offshore debt to equity in 2012 and the sale of Infinity-Texas in 2012 relieved us of a considerable portion of our current liabilities, we continue to have a significant working capital deficit and we continue to experience substantial liquidity issues. Amegy exchanged all of its shares of Series A Preferred, including accrued and unpaid dividends, for shares of common stock as of December 30, 2013 and Offshore Finance, LLC converted all of its shares of Series B Preferred, including accrued and unpaid dividends, into shares of common stock on February 28, 2014.

During 2012 we borrowed $250,000 under a short-term credit facility with a related party. We issued an interest-bearing note and common stock purchase warrants in connection with the facility. During 2013 the Company borrowed approximately $1,825,000 on a short-term basis by issuing various subordinated promissory notes with detachable warrants to purchase common shares. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. We used the proceeds of these notes to repay previously issued notes, including the foregoing related party note, meet obligations and conduct seismic mapping related to our Nicaraguan Concessions and provide working capital.

As of December 31, 2013 we owed a net of $1,050,000 plus accrued interest on one remaining note, which is due on May 11, 2014 (subsequently extended to December 7, 2014).

In April 2013, we conducted a private placement of units composed of common stock and warrants under which we raised $890,000 in proceeds and exchanged $125,000 principal amount of an outstanding note plus accrued interest for units. We used part of these proceeds to retire notes issued earlier in 2013. See “Recent Issuances of Unregistered Securities.”

Subsequent to December 31, 2013, the Company has issued a total of six new promissory notes for total cash proceeds of $525,000. The promissory notes have current maturity dates, as amended, ranging from December 7, 2014 through February 28, 2015. The Company granted new warrants to purchase a total of 475,000 common shares of stock at an exercise price of $1.50 and 50,000 common shares at $1.00 per share all of which are immediately exercisable and terminate five years from the date of issuance.

Subsequent to December 31, 2013, the Company was unable to pay principal amounts due on promissory notes representing $450,000 in debt. The Company negotiated extensions of due dates and cured the default by granting new warrants to purchase 450,000 shares of common stock at an exercise price of $1.00 each with a 60 month term, modifying the existing warrant agreements covering 450,000 shares providing by extending the term of warrants to 60 months and reducing the exercise price to $1.00 per share. The promissory notes, as amended, have a current maturity date of February 28, 2015.

Subsequent to December 31, 2013, the Company was unable to pay balances due on its line-of-credit with a related party with an outstanding balance of $94,640 as of December 31, 2013. The parties negotiated extensions of due dates by granting new warrants to purchase 400,000 shares of common stock at an exercise price of $1.00 to $1.50 each with a 60 month-term, modifying the existing warrant agreements covering 300,000 shares to increase the term of warrants to 60 months and reducing the exercise price to $1.50 per share. The line-of-credit has a current maturity date, as amended, of February 28, 2015.

Our current financial condition has made traditional bank loans and normal financing terms unattainable therefore we may find it necessary to continue with these types of short-term borrowings with high effective interest rates. We believe these short-term borrowings with high effective interest rate will continue to be the primary source of our working capital during 2014.

As of December 31, 2012, the Company was in Sub-Period 1 of the exploration phase of the 30-year concession for both Perlas and Tyra. The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year concession for both Perlas and Tyra as of December 31, 2013. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company is in process of negotiating the renewal of the letters of credit with the Nicaraguan government and its lenders; however, there can be no assurances that it will be successful in this regard. The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2013. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements pending renewal of the expired letters of credit and is in year three of the exploration phase of the 30-year term of the Nicaraguan Concessions.

Sub-Period 2 of the exploration phase began April 13, 2013, when the Nicaraguan Government approved the environmental impact study. The minimum cash requirements related to the Nicaraguan Concessions for the next twelve month period will be approximately $5,415,000, of which $4,945,000 is related to seismic activities and $470,000 is related to the training fees, area fees and other expenditures under the Nicaraguan Concessions. The Company estimates that the total actual cost of 2D and 3D seismic activities for the acreage will be a minimum of $8,000,000 (which includes $5,937,013 already incurred for seismic activities) over the next 18-24 month period. In addition to the minimum cash requirements related to the Nicaraguan Concessions, the Company estimates that it will require approximately $315,000 of working capital to maintain corporate operations for the next 12 months, but not including debt obligations owed to third parties.

We plan to raise long-term capital to satisfy the foregoing needs through an offering of our equity or debt securities and/or through a commercial relationship with other industry operators, which may involve the granting of revenue or other interests in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or the creation of a joint venture or other strategic partnership. There can be no assurance that we will obtain such funding or obtain it on terms acceptable to us. Further, if we cannot meet our obligations respecting the Nicaraguan Concessions, we will lose our rights to them.

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

The application of our accounting policies regarding full cost accounting for oil and gas properties, accounting for the cancellation of debt by exchange of equity securities (Note 3), accounting for issues surrounding the sale of our subsidiary, Infinity-Texas (Note 12) and, estimates involving our stock based compensation are considered critical to four accounting estimates made in 2013 and 2012.

The Company follows the full cost method of accounting for exploration and development activities and capitalizes direct costs, overhead costs and interest related to such activities. All of the Company’s investment in such costs at December 31, 2013 and 2012 relate to unproved properties that relate to the Nicaraguan Concessions. Management must assess at least annually to ascertain whether impairment of the recorded values has occurred, which involves evaluation of estimates of lease terms for the properties; geographic and geologic data obtained, and estimated future net revenues. For the Nicaraguan Concessions this involves considering terms of the government concessions, status of ongoing environmental study, evaluation of seismic data, and plans to seek industry participation in future exploration and development.

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

The sale of Infinity-Texas on July 31, 2012 resulted in the recording of a gain attributable to the effective assumption of Infinity-Texas’ liabilities by the purchaser of its stock. After the sale date but before year-end, the State of Texas filed a lawsuit naming Infinity-Texas, the Company, and its officers, relating to recovery of reclamation costs related to a single well, and related administrative expenses and penalties. The officers of the Company are indemnified by the Company against claims and liabilities they might incur as a result of their positions. Therefore, any liabilities which might result from this litigation and the extension of its claims to other Texas wells would be the obligations of the Company. Management made an estimate of the possible exposure the Company might have from this litigation and as it might pertain to other properties, and set aside that amount as a reduction in gain otherwise recognizable on the sale of Infinity-Texas and as a liability on the Company’s balance sheet. This estimate was $780,000 and was recorded in “asset retirement obligations.” A settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103 has been negotiated with the Texas Attorney General and that amount has been paid. Certain performance obligations remain which must be satisfied before August 1, 2013 in order to finally settle and dismiss the matter. The remaining balance of the original estimate, as reduced by the settlement payment, remains a liability at December 31, 2013 pending satisfactory performance of the performance obligations and their acceptance by the State of Texas.

We grant stock options to our employees and directors and such benefits provided are share-based payment awards, which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock obtained from public data sources. We granted 96,000 and 1,250,000 options during the years ended December 31, 2013 and 2012, respectively. The assumptions used for determining the grant-date fair value of options granted during the year ended December 31, 2013 are reflected in Note 6 to the Consolidated Financial statements.

If factors change and we develop different assumptions in future periods, the compensation expense that we record in the future may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined using an established option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As of and for the year ended December 31, 2013, there have been no material changes or updates to our critical accounting policies.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our business is seasonal in nature.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Infinity Energy Resources, Inc.

Consolidated Financial Statements

and Accompanying Notes

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infinity Energy Resources, Inc. and Subsidiaries

Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of Infinity Energy Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Energy Resources, Inc. and Subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company

Leawood, Kansas

November 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infinity Energy Resources, Inc. and Subsidiaries

Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of Infinity Energy Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Energy Resources, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

EKS&H LLLP

Denver, Colorado

April 1, 2013

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$74	$32,721
Prepaid expenses	12,723	3,131
Total current assets	12,797	35,852

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down:
Unproved	10,477,214	4,425,803

Other asset – deposit	-	5,000
Total assets	$10,490,011	$4,466,655

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,705,367	$1,109,915
Accrued liabilities (including $788,520 and $793,520 due to related parties at December 31, 2013 and 2012)	2,733,500	3,361,583
Income tax liability	150,000	150,000
Accrued interest and fees – bank and other	194,238	167,457
Officer indemnification liability	734,897	734,897
Current portion of asset retirement obligations	432,027	432,027
Derivative liabilities	853,365	-
Line-of-credit with related party	94,640	-
Note payable, net of discount of $784,096 at December 31, 2013	265,904	-
Note payable to related party, net of discount of $15,686 at December 31, 2012	-	234,314
Total current liabilities	11,163,938	6,190,193

Long-term liability
Note payable, net of discount of $36,109 at December 31, 2012	-	176,291
Asset retirement obligations, less current portion	549,079	549,079
Derivative liabilities	-	42,508
Total long-term liabilities	549,079	767,878

Total liabilities	11,713,017	6,958,071

Redeemable, convertible preferred stock, par value $.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series-A, -0- and 130,000 shares issued and outstanding at December 31, 2013 and 2012, respectively, liquidation preference $13,000,000 plus undeclared dividends of $559,000 at December 31, 2012	-	11,539,734
Series-B (related party), 15,016 shares issued and outstanding at December 31, 2013 and December 31, 2012, liquidation preference $1,501,600 plus undeclared dividends of $154,665 and $64,569 at December 31, 2013 and December 31, 2012	1,656,265	1,320,488
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common stock, par value $.0001, authorized 75,000,000 shares, 25,039,230 and 20,668,575 shares issued and outstanding at December 31, 2013 and December 31, 2012	2,503	2,066
Additional paid-in capital	103,742,424	88,843,628
Accumulated deficit	(106,624,198)	(104,197,332)
Total stockholders’ deficit	(2,879,271)	(15,351,638)
Total liabilities and stockholders’ deficit	$10,490,011	$4,466,655

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2013	2012
Operating expenses (income):
General and administrative expenses	$2,448,297	$1,004,891
Gain on sale of undeveloped leases	(68,640)	-
Total operating expenses, net	2,379,657	1,004,891

Operating loss	2,379,657	1,004,891
Other income (expense):
Interest expense, net of capitalized interest	(832,651)	(407,930)
Change in derivative fair value	(75,017)	124,831
Loss on conversion of note payable	(11,085)	-
Other income	218,543	33,126

Total other income (expense)	(700,209)	(249,973)

Loss from continuing operations before income taxes	3,079,866	1,254,864
Income tax (benefit) expense	(653,000)	150,000
Loss from continuing operations	2,426,866	1,404,864

Loss from discontinued operation	-	(62,289)
Gain on sale of discontinued operation	-	4,372,111

Net income (loss)	(2,426,866)	2,904,958

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	(896,096)	(623,569)

Accretion of Series A and B redeemable, convertible preferred stock to liquidation value	(2,264,947)	(1,386,819)

Income (loss) applicable to common shareholders	$(5,587,909)	$894,570

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.26)	$(0.18)
Income from discontinued operation	-	0.22

Basic and diluted net income (loss) per share	$(0.26)	$0.04

Weighted average shares outstanding – basic and diluted	21,205,155	20,104,191

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2011	18,668,575	$1,866	$80,322,722	$(107,102,290)	$(26,777,702)

Stock based compensation	-	-	197,936	-	197,936

Issuance of common stock related to conversion of debt to Series A redeemable, convertible preferred stock	2,000,000	200	2,979,800	-	2,980,000

Accretion of Series A and B redeemable, convertible preferred stock to liquidation value	-	-	(1,386,819)	-	(1,386,819)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(623,569)	-	(623,569)

Excess of debt forgiven by creditors over fair value of common and redeemable, convertible preferred Series A and B stock issued in exchange (Note 3) net of tax of $700,000	-	-	7,353,558	-	7,353,558

Net income	-	-	-	2,904,958	2,904,958

Balance, December 31, 2012	20,668,575	2,066	88,843,628	(104,197,332)	(15,351,638)

Stock based compensation	-	-	1,631,098	-	1,631,098

Common stock purchase warrants issued for debt issuance costs	-	-	60,290	-	60,290

Transition of derivative liability to equity	-	-	695,723	-	695,723

Issuance of common stock and warrants for cash	556,250	56	889,944	-	890,000

Issuance of common stock for services rendered	40,000	4	80,746	-	80,750

Issuance of common stock on conversion of notes payable	151,634	15	337,400	-	337,415

Exercise of common stock purchase warrants on a cashless basis	31,521	3	(3)	-	-

Conversion of Series A preferred stock to common stock	3,591,250	359	14,364,641	-	14,365,000

Accretion of Series A and B redeemable, convertible preferred stock to liquidation value	-	-	(2,264,947)	-	(2,264,947)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(896,096)	-	(896,096)

Net loss	-	-	-	(2,426,866)	(2,426,866)

Balance, December 31, 2013	25,039,230	$2,503	$103,742,424	$(106,624,198)	$(2,879,271)

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements Cash Flows

	For the Year Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(2,426,866)	$2,904,958
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income tax benefit	(653,000)	-
Gain on sale of discontinued operation	-	(4,372,111)
Accretion of asset retirement obligations	-	101,282
Stock-based compensation	1,631,098	197,936
Common stock issued for services rendered	80,750	-
Change in fair value of derivative liability	75,017	(124,831)
Loss on conversion of note	11,085	-
Gain on exchange of note payable for accounts payable		(40,435)
Amortization of debt discount and debt issuance cost	76,421	58,066
Change in operating assets and liabilities
Decrease in prepaid expenses and other assets	5,805	4,369
Increase (decrease) in accounts payable and accrued liabilities	(186,322)	1,090,857
Increase in income tax liability	-	150,000
Decrease in officer indemnification liability	-	(45,103)
Increase in current liabilities of discontinued operations	-	44,553
Net cash used in operating activities	(686,012)	(30,459)

Cash flows from investing activities
(Increase) decrease in deposit	5,000	(5,000)
Investment in oil and gas properties	(211,275)	(454,107)
Net cash used in investing activities	(206,275)	(459,107)

Cash flows from financing activities
Proceeds from private placement of common stock and warrants	890,000	-
Proceeds from line-of-credit, net	94,640	-
Repayment of note payable to related party	(250,000)	-
Proceeds from debt and subordinated note payable	825,000	522,070
Repayment of notes payable	(700,000)	-
Net cash provided by financing activities	859,640	522,070

Net increase (decrease) in cash and cash equivalents	(32,647)	32,504

Cash and cash equivalents
Beginning	32,721	217
End	$74	$32,721

Supplemental cash flow information:
Cash paid for interest	$23,428	$-
Cash paid for taxes	$-	$-

Supplemental noncash disclosures:
Investments in oil and gas properties funded by accounts payable	$4,840,136	$-
Investments in oil and gas properties financed through issuance of note	$1,000,000	$-
Issuance of note payable to settle accounts payable	$-	$171,965
Noncash capitalized interest	$-	$77,616
Noncash transaction; Series A Preferred shares and related accrued dividends fees satisfied by issuance of common shares	$14,365,000	$-
Noncash transaction; debt, subordinated note payable and related accrued interest and other fees satisfied by issuance of common and Series A and B Preferred shares	$-	$21,883,393
Conversion of note and accrued interest to common stock	$337,415	$-
Discount from warrant derivative issued in connection with notes payable	$1,488,167	$-
Transition of derivative liability to equity	$695,723	$-
Accretion in fair value of redeemable preferred stock	$2,264,947	$1,386,819
Preferred dividends accrued	$896,096	$623,569
Common stock purchase warrants issued for debt issuance costs	$60,290	$-
Cashless exercise of common stock purchase warrants	$3	$-

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Infinity Energy Resources, Inc. (the “Company”, “we”, “our”) is engaged in the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions”). The Company sold its wholly-owned subsidiary Infinity Oil and Gas of Texas, Inc. in 2012 and continues to hold its wholly-owned subsidiary Infinity Oil and Gas of Wyoming, Inc. which has been inactive in recent years.

On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity is conducting activities to develop geological information from the processing and evaluation of newly acquired and existing 2-D and 3-D seismic data that was acquired for the Nicaraguan Concessions. Infinity is seeking capital to continue its geological activities and offers from other industry operators and other third parties for interests in the acreage in exchange for cash and a carried interest in exploration and development operations.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Infinity Energy Resources, Inc. and its wholly-owned subsidiaries, Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) and Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”). The Company sold the stock of Infinity-Texas effective July 31, 2012 (See Note 12). The operating results and the gain on the sale of Infinity-Texas are included as those of discontinued operations in the accompanying consolidated statements of operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

On February 28, 2012, we signed definitive agreements with Amegy Bank (“Amegy”) and Off-Shore, LLC (“Off-Shore”) relating to outstanding debt and other obligations we owed to them (see Note 3). On December 30, 2013, we completed the exchange of all 130,000 shares of Series A Preferred Stock and accrued dividends that Amegy owned for a total of 3,591,250 shares of our common stock. Although the cash outflow necessary to pay Amegy has been eliminated under terms of the agreements, we are still in need of additional capital to meet our obligations under the Nicaraguan Concessions, and are seeking sources of additional equity or debt financing. There can be no assurance that we will be able to obtain such capital or obtain it on favorable terms.

The Company conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over its Nicaraguan Concessions. It issued letters of credit totaling $851,550 for this and additional work on the leases as required by the Nicaraguan Concessions. The Company has completed certain activity under the initial work plan to date but there remains significant additional activities to comply with the Nicaraguan Concessions. The Company intends to seek joint venture or working interest partners prior to the commencement of any significant exploration or drilling operations on the Nicaraguan Concessions. The Company satisfied its commitment under the Nicaraguan Concessions to acquire, process and interpret additional 2-D / 3-D seismic data. The Company is evaluating the newly acquired seismic data and is in process of selecting potential exploratory drill sites in accordance with the Nicaragua Concessions. The Company must gain approval of the drill sites upon submission of an updated environmental impact assessment before commencing with exploration activities. The Company currently does not have the working capital to complete the activities required by the work plan and consequently it must raise the necessary funding to fulfil such requirements. This is a substantial operational and financial issue that must be successfully mitigated during 2014 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions is in significant doubt.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the consolidated financial statements include the estimated carrying value of unproved properties, the estimated fair value of derivative liabilities, stock based awards and overriding royalty interests, and the realization of deferred tax assets.

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and seismic costs) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to development activities is also capitalized during the acquisition phase. In the years ended December 31, 2013 and 2012, the Company capitalized direct costs, overhead costs and interest as follows:

	For the Years
	Ended December 31,
	2013	2012

Direct costs	$6,051,411	$454,107
Overhead costs	-	50,000
Interest costs	-	77,616

	$6,051,411	$581,723

On April 13, 2013 the Environmental Impact Assessment (“EIA”) was formally approved by the Nicaraguan government and the Company was cleared to commence 2-D and 3-D seismic mapping activities in the area. In late 2013 and early 2014 we conducted 2-D and 3-D seismic mapping beneath the waters of the Tyra and Perlas concession blocks. Concurrent with the approval of the EIA, management concluded that the acquisition phase of the Nicaraguan concession had been completed and the exploration phase had commenced with the start 2-D and 3-D seismic mapping activities. Accordingly, the Company ceased the capitalization of overhead, legal costs, certain consulting and ancillary costs paid to the Nicaraguan government in accordance with the Concession agreement.

Direct costs capitalized during the year ended December 31, 2013 included $5,937,013 of costs related to the acquisition of new 2D and 3D seismic data on the Nicaragua Concessions.

Costs associated with production and general corporate activities are expensed in the period incurred.

Depletion of proved oil and gas properties is computed on the units-of-production method, with oil and gas being converted to a common unit of measure based on relative energy content, whereby capitalized costs, as adjusted for estimated future development costs and estimated asset retirement costs, are amortized over the total estimated proved reserve quantities. Investments in unproved properties, including capitalized interest and internal costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate. All unproved property costs as of December 31, 2013 and December 31, 2012 relate to the Company’s Nicaraguan Concessions that were entered into in March 2009. In assessing the unproved property costs for impairment, the Company takes into consideration the terms of the government concessions, the status of the ongoing environmental study, evaluation of the seismic data and plans to seek industry participation in the future exploration and development.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of-month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of December 31, 2013 and 2012, the Company did not have any proved oil and gas properties, and all unproved property costs relate to the Company’s Nicaraguan Concessions.

Proceeds from the sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss would be recognized in the determination of the Company’s net earnings/loss. During 2011 Infinity-Texas, the Company’s 100%-owned subsidiary, sold its oil and gas properties in Texas, to a single-member limited liability company, the owner of which purchased 100% of the stock of Infinity-Texas from the Company in July 2012 (see Note 12). The costs associated with these properties were entirely written off in prior periods. The properties were sold in return for a non-interest-bearing note with repayment conditional upon net profit from sales of oil and gas from the properties. Due to the uncertainty of when and in what amount payments on the note will be received, the Company has recorded the note net of a 100% valuation reserve and has recognized no gain or loss on this transaction. The note was sold as an asset of Infinity-Texas in the July 2012 sale of such company’s stock.

Concentrations

The Company’s only asset is the Nicaraguan Concessions and it expects to be active in Nicaragua for the foreseeable future, given sufficient capital. The political climate in Nicaragua could become unstable and subject to radical change over a short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Nicaraguan Concessions or of the inability of the Company to obtain sufficient financing, the Company might be forced to abandon or suspend its efforts and its rights under its Nicaraguan Concessions.

Derivative Instruments

The Company accounts for derivative instruments or hedging activities under the provisions of ASC 815 Derivatives and Hedging. ASC 815 requires the Company to record derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings.

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2013 and 2012 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (Notes 6 and 7), those warrants are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $0 at December 31, 2013 and 2012.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of December 31, 2013 and 2012.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of December 31, 2013 and 2012, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410 (formerly SFAS No. 143, Accounting for Asset Retirement Obligations.) ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Although the Company has recognized full impairment of the value of all remaining domestic oil and gas properties in prior periods, the Company may retain title to certain abandoned non-producing domestic leasehold properties. Management believes the Company has been relieved from asset retirement obligation related to Infinity-Texas because of the sale of its Texas oil and gas properties in 2011 and its sale of 100% of the stock in Infinity-Texas in 2012 (see Note 12), but may retain some asset retirement obligation related to properties of Infinity-Wyoming. Therefore, the Company has continued to maintain the asset retirement obligation as a liability in its financial statements and, in accordance with ASC 410, to accrete such obligation regularly. The following table summarizes the activity for the Company’s asset retirement obligations for the periods ended December 31, 2012 and 2011:

Current and long-term balances at December 31, 2011 (net of $389,759 included in liabilities of discontinued operation)	$897,560
Accretion expense for the year (net of $17,736 included within loss of discontinued operation for the period through July 31, 2012, when Infinity-Texas was sold)	83,546
Current and long-term balances at December 31, 2012 and 2013	981,106
Less: current portion of asset retirement obligations	(432,027)
Asset retirement obligations, less current portion	$549,079

The Company has divested of all domestic oil and gas properties as of December 31, 2013 and therefore has ceased the accretion of asset retirement obligations during 2013. The remaining liabilities for asset retirement obligations and officer indemnifications liability as of December 31, 2013 is considered adequate to cover any remaining contingent liabilities related to the divested domestic properties.

Fair Value of Financial Instruments

The carrying values of the Company’s accounts receivable, accounts payable and accrued liabilities and short term notes represent the estimated fair value due to the short-term nature of the accounts.

The carrying value of the Company’s debt under its Line-of Credit with related party represents its estimated fair value due to its short-term nature, its adjustable rate of interest, associated fees and expenses and initially recorded discount.

The estimated initial fair value and subsequent re-measurement of fair values related to the Company’s Series A and B redeemable convertible preferred stock was determined based upon estimates of the expected occurrence and timing of certain future events, such as the date such shares might be redeemed or converted (assumed to be December 31, 2013); an estimate of discount rates to be utilized in determining net present value of the preferred stock, based upon rates observed in similar or analogous, but not identical, market transactions, upon past Company-specific effective borrowing rates, and the assessment of each instrument’s specific rights and obligations. The fair values for the Series A and B redeemable convertible preferred stock as of December 31, 2013 and 2012 were classified under the fair value hierarchy as Level 3.

The estimated fair value of the Company’s derivative liabilities as of December 31, 2012 all of which relate to warrants, is estimated using a “Black-Scholes” model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 850”) fair value hierarchy level 2). As defined in ASC 820, fair value is the price that would be received in the sale of an asset of paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based upon observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable and are valued using models or other valuation methodologies (level 2), and the lowest priority to unobservable inputs (level 3 measurement).

The estimated fair value of the Company’s derivative liabilities as of December 31, 2013, all of which are related to detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of December 31, 2013 were classified under the fair value hierarchy as Level 3.

There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the years ended December 31, 2013 and 2012 except for the derivative liabilities related to the warrants which were fair valued under level 3 during 2013 and level 2 during 2012.

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

Potential common shares as of December 31, 2013 that have been excluded from the computation of diluted net loss per share amounted to 5,537,210 shares which included 2,137,710 outstanding warrants, and 3,399,500 outstanding stock options.

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

Reclassifications

Certain reclassifications have been made to the statement of operations and balance  sheet as of and for the year ended December 31, 2012 to conform them to their respective 2013 presentations with no effect on net income or stockholders’ equity.

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, including the FASB and the SEC, to determine the impact of new pronouncements on GAAP and the Company. There are no new accounting pronouncements that have been issued or adopted during the year ended December 31, 2013, that are expected to have a significant effect on the Company’s consolidated financial statements

Note 2 — Debt

Debt consists of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Line-of-credit with related party	$94,640	$-
Note payable, net of unamortized discount of $784,096, short term	$265,904	$-
Notes payable to vendor, net of unamortized discount of $15,686, long-term	$-	$176,291
Note payable to related party, net of discount, short-term	$-	$234,314

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 which provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8%, and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. The Company granted the holder common stock purchase warrants to acquire a total of 50,000 shares of common stock at a weighted average exercise price of $2.50, which are immediately exercisable and expires from September 23, 2015 to November 23, 2015. The Company estimated the fair value of these warrants at $60,290 as of the grant date, which has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets. The weighted average grant date fair value for these warrants was $1.21 per share which was calculated using the Black-Scholes option model with the following assumptions: 1) stock market price of $1.50 to $3.62; 2) expected volatility of 86% to 136%: 3) discount rate of 0.23% to 0.38%, and 4) expected term of 2.0 years.

Such costs are amortized ratably over the term of the credit facility which totaled $47,568 for the year ended December 31, 2013 and the remaining unamortized balance was $12,723 as of December 31, 2013.

Note Payable – Short-term

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The loan is represented by a promissory note (the “Note”), bears interest at the rate of 8% per annum and is payable, interest and principal in full on December 7, 2014. It may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

The Company used the loan proceeds to make a $1,000,000 progress payment to CGG Services (US) Inc. – NASA, which conducted seismic survey activities on the Company’s Nicaraguan Concessions, and to pay the lender a $50,000 origination fee, which was recorded as a debt discount and amortized on a straight-line basis over the term of the note.

In connection with its loan, the Company granted the lender common stock purchase warrants to acquire 1,000,000 shares of its common stock at an exercise price of $1.50 per share for a period commencing March 14, 2014 and expiring on the third anniversary of such date. If the Company fails to pay the note on its Maturity Date, the number of shares issuable under the Warrant increases to 13,333,333 and the exercise price drops to $0.075 per share.

The Company has recorded the estimated fair value of the warrant as of December 27, 2013 as a discount on note payable in the amount of $790,103 and a derivative liability in the same amount at that date. The discount of $790,103 is amortized on a straight line basis over the expected term of the note and interest expense for the year ended December 31, 2013 includes discount amortization in the amount of $56,007. As of December 31, 2013, the unamortized discount amounted to $784,096.

Other than the $1,050,000 short-term note described above, during the year ended December 31, 2013, the Company borrowed an aggregate of $825,000 from six entities or individuals. The term of each note was for a period of 60 days and bore interest at 8% per annum. At the date of borrowing, each entity or individual was also issued a warrant for the purchase of common shares of stock at $2.50 per share, in aggregate, for 825,000 shares, valid for a period of two years from the date of the note. The terms of each warrant provides that should the note and interest not be paid in full by its respective maturity date the warrants’ exercise price would be reduced to $0.10 per share and the number of shares under the warrant would be increased to an aggregate of 8,250,000 shares. The ratchet provision in the warrant’s exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the warrants as discounts on note payable and as a derivative liability in the same amount, each as of the date of the respective note.

Other than the $1,050,000 short-term note described above, all notes payable have been paid off or converted to equity on or prior to their maturity date thereby the ratchet provisions on the warrants expired. The discounts were amortized on a straight line basis (substantially equivalent to the effective-interest basis) over the terms of the notes. Interest expense for the year ended December 31, 2013 includes discount amortization in the amount of $704,715.

Note payable to Vendor

In November 2012 the Company entered into an agreement with its law firm to issue the firm a 3% note payable in satisfaction of $212,400 in fees. The note was due with all accrued interest on March 14, 2014. The note and accrued interest were convertible to shares of the Company’s common stock at $3.00 per share at any time prior to and including maturity date. The note was discounted to its estimated fair value and the amount of the discount at issue date, $40,435, was recorded as a debt discount and a reduction in legal expense in 2012. Interest expense for the years ended December 31, 2013 and 2012 includes interest discount amortization of $18,374 and $4,326, respectively. On August 23, 2013, the holder exercised its right to convert the note payable to common stock at the contractual conversion price of $3.00 per share and was issued 72,464 common shares in full satisfaction of the promissory note and accrued interest which totaled $217,392. The unamortized discount at the date of conversion of $17,735 was charged to additional paid in capital. Such law firm has ceased representing the Company.

Note Payable to Related Party

On August 28, 2012, the Company borrowed $250,000 from an entity that is 49% owned by a board member of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The Company issued a short-term note payable to the entity in this amount, bearing interest at 8% per annum, maturing February 28, 2013. At the same time, the Company issued the same entity a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017. The note was repaid February 27, 2013. The Company has recorded the estimated fair value of the warrant as of August 28, 2012 as a discount on note payable in the amount of $48,654 and a derivative liability in the same amount at that date. The discount of $48,654 was amortized on a straight line basis over the expected outstanding period of the note (August 28, 2012 through February 28, 2013) and interest expense for the year ended December 31, 2013 and 2012 includes discount amortization in the amount of $15,686 and $32,968, respectively. The estimated current value of the warrant derivative liability was increased to $201,080 as of the date the note was repaid, February 28, 2013, and at that date the derivative liability was terminated and the balance was recorded as an addition to additional paid-in capital as a transition back to equity.

Interest Bearing Liabilities to Vendors

At December 31, 2013 and 2012, the Company had agreed to pay interest of 8% on certain accrued liabilities aggregating $410,500. Interest expense was $32,840 and $32,930 for the years ended December 31, 2013 and 2012 respectively, and total accrued interest related to this agreement was $147,015 and $114,175 as of December 31, 2013 and 2012 respectively.

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

The common stock issued to Amegy was recorded at a value equal to the closing price of the shares of the Company’s common stock on April 13, 2012, the date the agreement was effective, a total of $2,980,000. Taking into consideration the rights and preferences accruing to the preferred stock issued, as summarized above, the Company classified both Series A and B preferred stock as mezzanine securities on the accompanying consolidated balance sheet at December 31, 2012 and accordingly recorded such stock at their estimated fair value. That estimated fair value was $9,743,209 for Series A preferred and $1,106,625 for Series B preferred at the date of issuance, April 13, 2012. During the period April 13 through December 31, 2012, the recorded fair value of Series A and B preferred shares accreted (increased in calculated present value) by $1,237,525 and $149,294, respectively, to $10,980,734 and $1,255,919, respectively, as of December 31, 2012. During 2013 accretion was recorded totaling $2,264,947 ($2,019,266 for Series A and $245,681 for Series B) Both Series A and B preferred are being accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. Accrued dividends payable on the preferred shares in the amount of $896,096 ($806,000 for Series A and $90,096 for Series B) and $623,569 ($559,000 for Series A and $64,569 for Series B) have been recorded as of December 31, 2013 and 2012, respectively. In addition, a $700,000 deferred tax benefit recorded at December 31, 2011 in anticipation that the Company would recognize a gain from the above transaction during 2012 has been applied in this transaction.

The aggregate amount of debt, warrant derivative and other related liabilities cancelled in the transaction exceeded the recorded amounts for common stock and Series A and B preferred stock, and the deferred tax benefit application, in the amount of $7,353,558. Management believes that the appropriate accounting for this excess is to regard it as an addition to additional paid-in capital because of the extent and exclusivity of the financing provided by Amegy and Off-Shore to the Company since 2009, the continued willingness of Amegy to forbear from existing remedies allowed it under its 2007 agreement as it continued to provide the Company advances necessary to satisfy funding requirements of the Nicaraguan Concessions, and the voting privileges accorded the Series A preferred stockholders commencing in 2013.

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

On December 30, 2013, the Company completed all transactions contemplated by a Stock Exchange Agreement (the “Agreement”) between it and Amegy Bank, N.A. (“Amegy”). Under the Agreement Amegy exchanged all of its 130,000 shares of Series A preferred stock of the Company that it owned for 3,250,000 shares of Common Stock of the Company. Each share of Series A preferred had a price of $100. Amegy also agreed to receive an additional 341,250 shares of common stock for $1,365,000, the amount of the accrued and unpaid dividends on the Series A preferred as of the date of the transaction. As a result, the Company issued a total of 3,591,250 new shares of Common Stock which was valued at $4.00 per share. Accordingly, the transactions were valued at $14,365,000 which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

Note 4 — Common Stock

During the year ended December 31, 2013, the Company conducted a private placement of its common stock in which it sold 556,250 units, each consisting of one share of common stock and one half of a common stock purchase warrant at a price of $1.60 per unit, for total proceeds of $890,000. One holder of a promissory note issued by the Company in February 2013 participated in the private placement and converted the principal amount of $125,000 plus accrued interest into 79,170 units. As a result of the conversion, the Company recognized a loss on conversion of $11,085 during the year ended December 31, 2013. The common stock purchase warrants provide for an exercise price of $2.50 per share, are immediately exercisable and have a term of five years.

During 2013, the Company issued a total of 40,000 common shares to a third parties for services rendered. The Company recorded general and administrative expense of $80,500 which was determined based upon the closing market price on the date of issuance and a corresponding credit to common stock and additional paid-in capital.

During 2013, a warrant holder exercised warrants to purchase 125,000 common shares on a cashless basis resulting in 31,521 net shares being issued to the warrant holder after 93,479 shares were surrendered relative to the cashless exercise provision.

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of December 31, 2013 and 2012, 148,463 shares were available for future grants under all plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data for the years ended December 31, 2013. The actual forfeiture rate could differ from these estimates. The following table summarizes the inputs used in the calculation of fair value of options granted during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected term (in years)	2.5 – 5.0	5.0
Expected stock price volatility	131% - 132%	49.3%
Expected dividends	-	-
Risk-free rate	0.13% - 0.60%	0.18%

The following table summarizes stock option activity for the years ended December 31, 2013 and 2012:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,053,000	$4.88	7.3 years	$-
Granted	1,250,000	3.00
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2012	3,303,500	4.17	7.3 years	498,130
Granted	96,000	3.00
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2013	3,399,500	$4.14	6.4 years	$389,815
Outstanding and exercisable at December 31, 2013	2,942,833	$4.31	6.2 years	$389,815

The Company stock-based compensation expense in connection with the vesting of options granted above in the amount of $1,631,098 and $197,936 during the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company granted 96,000 options which have an exercise price of $3.00 and terms ranging from five to ten years. A total of 36,000 options vested immediately while the remaining 60,000 options vest at a rate of one-third at the grant date and one-third for each of the two year’s thereafter. The weighted average grant date fair value for these options was $1.88 per share which was calculated using the Black-Scholes option model.

During the year ended December 31, 2012, the Company granted 1,250,000 which have an exercise price of $3.00 and a term of nine years. The weighted average grant date fair value of the options granted in 2012 was $0.48 and vested one-third immediately, and one-third on the first and second anniversary of the award (November 2013 and 2014).

The unrecognized compensation cost as of December 31, 2013 related to the unvested stock options as of that date was $286,875.

During 2013 management changed its method for estimating volatility to include more historical stock price data including the period it traded on the Pink Sheets which was before the Company’s Registration Statement on Form 10 became effective on May 3, 2012.

Note 6 — Derivative Instruments and Warrants

Commodity Derivatives

As of December 31, 2013 and 2012, the Company had no oil and natural gas derivative arrangements outstanding.

Derivatives – Warrants Issued Relative to Note Payables

In connection with the short-term note payable entered into with a related party (see Note 2) the Company issued the same entity a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017. The note repaid in full on February 27, 2013. The Company recorded the estimated fair value of the warrant as of August 28, 2012, as a discount on note payable in the amount of $48,654 and a non-current derivative liability in the same amount at that date. The estimated fair value of the warrant derivative liability was decreased as of December 31, 2012 to $42,508 and this $6,146 decrease derivative liability (an income item) is included in “Change in derivative fair value” on the accompanying consolidated state of operations.

The estimated fair value of the Company’s derivative liabilities, all of which are related to detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing as of December 31, 2013, model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms (Note 2) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements ("ASC 820") fair value hierarchy Level 3). All notes payable except one have been paid off as of December 31, 2013, therefore the derivative liability was adjusted as of the extinguishment date of the notes and the resulting derivative liability was transitioned from a liability to equity as of such date. A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of the date of the transition from liability to equity during the year ended December 31, 2013 is as follows:

	Upon Issuance	As of date of transition to equity	As of December 31, 2013

Volatility – range	89.75% - 102.3%	88.07% - 136.11%	102.2%
Contractual term	2-3 years	2 years	3 years
Exercise price	$1.50 - $2.50	$2.50	1.50
Number of warrants in aggregate	1,825,000	825,000	1,000,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2011	$600,763
Fair value of warrant derivative at issuance date	48,654
Unrealized derivative gains included in other expense	(124,831)
Transition of derivative liability to equity	(482,078)
Balance at December 31, 2012	42,508
Fair value of warrant derivative at issuance date	1,431,563
Unrealized derivative losses included in other expense	75,017
Transition of derivative liability to equity	(695,723)

Balance at December 31, 2013	$853,365

Note 7 — Warrants

The following table summarizes warrant option activity for the year ended December 31, 2013 and 2012:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2011	-	$-
Issued in conjunction with notes payable (Note 2)	120,000	2.50
Exercised	-	-

Outstanding and exercisable at December 31, 2012	120,000	2.50
Issued in conjunction with notes payable (Note 2)	1,775,000	1.94
Issued in private placement of common stock (Note 4)	317,710	2.50
Issued in conjunction with line-of-credit (Note 2)	50,000	2.50
Exercised	(125,000)	(2.50)

Outstanding and exercisable at December 31, 2013	2,137,710	$2.18

The weighted average term of all outstanding common stock purchase warrants was 2.68 and 4.67 years as of December 31, 2013 and 2012, respectively. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of December 31, 2013 and 2012. During 2013, a warrant holder exercised warrants to purchase 125,000 common shares on a cashless basis resulting in 31,521 net shares being issued to the warrant holder after 93,479 shares were surrendered relative to the cashless exercise provision.

Note 8 — Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of December 31, 2013 and 2012, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

	December 31, 2013	December 31, 2012
Property acquisition costs:
Proved	$-	$-
Unproved	-	-
Total property acquisition costs	-	-
Development costs	-
Exploration costs	6,051,411	581,723

Total costs	$6,051,411	$581,723

	December 31, 2013	December 31, 2012

Proved oil and gas properties	$-	$-
Unproved oil and gas properties	10,477,214	4,425,803
Total	10,477,214	4,425,803
Less accumulated depreciation, depletion, amortization and ceiling write-downs	-	-

Net capitalized costs	$10,477,214	$4,425,803

Exploration costs during the year ended December 31, 2013 included $5,937,013 of costs related to the acquisition of new 2D and 3D seismic data on the Nicaragua concessions.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2013, by year that the costs were incurred, are as follows:

Year Ended December 31,
2013	$6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$10,477,214

The above unevaluated costs relate to the Company’s approximate 1,400,000 acre concessions offshore Nicaragua.

The Company anticipates that these unproved costs in the table above will be reclassified to proved costs within the next five years.

Note 9 — Income Taxes

The provision for income taxes consists of the following:

	For the Years Ended December 31,
	2013	2012
	(in thousands)
Current income tax expense (benefit)	$(653)	$150
Deferred income tax benefit	-	-
Value of NOL surrendered in sale of Infinity-Texas	-	(20,580)
Change in valuation allowance	-	20,580
Total income tax expense (benefit)	$(653)	$150

The effective income tax rate on continuing operations varies from the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2013	2012
Federal income tax rate	(34.0)%	(34.0)%
State income tax rate	(4.1)	(4.1)
Tax recorded, related to excess of debt forgiven by creditors over fair value of Common and Series A and B redeemable, convertible preferred stock issued in exchange, which is not recorded as income for financial reporting purposes	-	12.0
State tax assessment reversed	(21.2)	-
Change in valuation allowance	38.0	38.1
Other, net	0.1	-

Effective tax rate	(21.2)%	12.0%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	For the Years Ended December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Accruals and other	$1,765	$1,420
Property and equipment	-	2,886
Derivatives	299	-
Stock-based compensation	695	-
Alternative minimum tax credit carry-forward	172	405
Statutory depletion carryforward	-	1,599
Contributions carry-forward	4	-
Net operating loss carry-forward	21,439	20,440
Gross deferred tax assets	24,374	26,750
Less valuation allowance	(24,374)	(26,750)
Deferred tax asset	$-	$-

For income tax purposes, the Company has net operating loss carry-forwards of approximately $56,420,000, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

The Company previously appealed an assessment of Kansas corporate income tax that had been issued by the Department of Revenue for the tax year ended December 31, 2006 in the amount of approximately $653,000 which was accrued for and was reported under accrued liabilities in the consolidated balance sheet at December 31, 2012. On July 30, 2013, the Kansas Department of Revenue issued a letter to the Company advising it that it no longer owed any corporate income tax to the State of Kansas and has released the Company from the payment of such taxes. Consequently, the related accrual was reversed and an income tax benefit of $653,000 was recorded for the year ended December 31, 2013.

The Company has not completed the filing of tax returns for the tax years 2008 through 2013. Therefore all such tax returns are open to examination by the Internal Revenue Service.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that no ownership changes have occurred, and are currently not subject to an annual limitation but may be further limited by additional ownership changes which may occur in the future.

As discussed in Note 1, "Summary of Significant Accounting Policies," tax positions are evaluated in a two-step process. Management first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Management has identified no tax positions taken that would meet or exceed these thresholds and therefore there are no gross interest, penalties and unrecognized tax expense/benefits that are not expected to ultimately result in payment or receipt of cash in the consolidated financial statements.

Note 10 — Commitments and Contingencies

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

Nicaraguan Concessions

As of December 31, 2012, the Company was in Sub-Period 1 of the exploration phase of the 30-year concession for both Perlas and Tyra. The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year concession for both Perlas and Tyra as of December 31, 2013. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2013. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that it will be successful in this regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements pending renewal of the expired letters of credit and is in year three of the exploration phase of the 30-year Nicaraguan Concessions.

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

Sub-Period 2 of the exploration phase began April 13, 2013, when the Nicaraguan Government approved the environmental impact study. The minimum cash requirements related to the Nicaraguan Concessions for the next twelve month period will be approximately $5,415,000, of which $4,945,000 is related to seismic activities and $470,000 is related to the training fees, area fees and other expenditures under the Nicaraguan Concession. The Company estimates that the total actual cost of 2D and 3D seismic activities for the acreage will be a minimum of $8,000,000 (including $5,937,013 already expended for seismic activities) over the next 18-24 month period. In addition to the minimum cash requirements related to the Nicaraguan Concessions, the Company estimates that it will require approximately $315,000 of working capital to maintain corporate operations for the next 12 months, but not including debt obligations owed to third parties.

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

Under the Revenue Sharing Agreement (the “Revenue Agreement”), Infinity assigned to Off-Shore a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Off-Shore by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Off-Shore. Off-Shore assigned its RSP to its members in connection with its dissolution. On June 6, 2009 the Company entered into a Revenue Sharing Agreement with the officers and directors for services provided. Infinity assigned to officers and directors a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

The Company intends to seek joint venture or working interest partners (the “Farmout”) prior to the commencement of any exploratory drilling operations on the Nicaraguan Concessions. On September 8, 2009 the Company entered into a Revenue Sharing Agreement with Jeff Roberts to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout. Infinity assigned to Jeff Roberts a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Jeff Roberts by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Jeff Roberts.

On September 8, 2009 the Company entered into a Revenue Sharing Agreement with Thompson Knight Global Energy Services (“Thompson Knight”) to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout. Infinity assigned to Thompson Knight a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Thompson Knight by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Thompson Knight. This Revenue Sharing Agreement is expected to expire as a result of the Letter of Intent entered into with Granada Exploration, LLC (see note 13).

In connection with the extension of the Note payable with a $1,050,000 principal balance issued in December 2013, the Company entered into a Revenue Sharing Agreement during 2014. Infinity assigned to the note holder a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of 8/8ths of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

Lack of Compliance with Law Regarding Domestic Properties

Infinity is not in compliance with existing federal, state and local laws, rules and regulations for its domestic properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. For the year ended December 31, 2008 the remaining values of Infinity-Texas and Infinity-Wyoming were written down to zero as the Company focused solely on the development of the Nicaraguan Concessions. In addition, Infinity-Texas was disposed of in July 2012 (See Note 12) however the Company may remain liable for certain asset retirement costs should the new owner not complete their obligations. Management believes the estimate of asset retirement obligations and the Company’s officer indemnification liabilities consisting of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former Texas oil properties is sufficient to cover any noncompliance liabilities. The Company no longer carries insurance on the domestic properties.

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

The Company is currently involved in litigation as follows:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and has claiming breach of contract for failure to pay amounts due. On October 13, 2011, a default judgment was entered against the Company in the amount of $445,521 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

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

●	Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. Subsequent to December 31, 2013 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company has included the impact of this litigation as an accrued liability in the accompanying balance sheet.

Note 11 — Related Party Transactions

The Company currently does not have any employees other than the CEO and CFO. Certain general and administrative services (for which payment is deferred) were provided by the CFO’s accounting firm at their standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and general administrative fees. For the years ended December 31, 2013 and 2012, the Company was billed $-0- and $262,521, respectively. The amount due to the CFO’s firm for services provided was $762,407 and $767,407 at December 31, 2013 and 2012, respectively.

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

As of December 31, 2013 and 2012, the Company had accrued compensation to its officers and directors of $1,034,708 and $950,708, respectively.

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

In addition, the Company entered into a line-of-credit facility on September 23, 2013 which provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. The Company granted the holder common stock purchase warrants to acquire a total of 50,000 shares of common stock at a weighted average exercise price of $2.50 per share, which warrants are immediately exercisable and expire from September 23, 2015 to November 23, 2015. The Company estimated the fair value of these warrants at $60,290 as of the grant date, which amount has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets.

Note 12 — Sale of Infinity-Texas, Related Potential Litigation, and Discontinued Operations Reporting

On July 31, 2012, the Company sold 100% of the stock of its wholly-owned subsidiary, Infinity Oil and Gas of Texas (Infinity-Texas) to an individual, who is the single member of a limited liability company that purchased the oil and gas properties of Infinity-Texas in 2011. Under the Stock Purchase Agreement the purchaser acquired 100% of the stock of Infinity-Texas for $1.00 and thereby assumed all of it liabilities. At the date of the sale, Infinity-Texas had net liabilities of $5,152,111. Management believes that there are certain contingent liabilities related to Texas properties for which the Company, the parent entity, may retain financial responsibility and the Company has recorded Asset retirement obligations and an officer indemnification liability to reserve for such potential liabilities, in the accompanying balance sheet. The liabilities are related to the reclamation of oil and gas properties and include the cost of plugging inactive wells and removal and recovery of any remaining production equipment. Infinity-Texas, as an independent entity following its sale, is primarily responsible for such obligations, but the officers of Infinity-Texas at the time such wells were in production, in their capacities as signatories of certain regulatory filings, could be personally responsible.

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

The analysis below sets forth the total assets and liabilities of Infinity-Texas as of the date of sale (July 31, 2012) and the determination of the gain recognized on sale of discontinued operation of Infinity-Texas:

Total liabilities of Infinity-Texas at date of sale (July 31,2012)	$5,155,103
Total assets of Infinity-Texas at date of sale (July 31,2012)	2,992
Net liabilities of Infinity-Texas at date of sale (July 31,2012)	5,152,111

Potential liabilities related to indemnification of officers by the Company	(780,000)

Gain on sale of discontinued operation, during the year ended December 31, 2012	$4,372,111

The operating expenses of Infinity-Texas for the year ended December 31, 2012 (Through July 31, 2012):

General and administrative expenses	$-
Accretion expense	17,736
Interest expense	44,553
Total expenses	$62,289

Note 13 — Subsequent Events

Effective February 28, 2014, the Company received Conversion Notices from Offshore Finance, LLC that effected the conversion of all Series B preferred stock outstanding including accrued and unpaid dividends thereon into shares of common stock. In the transaction, Offshore Finance, LLC exchanged all of its 15,016 shares of Series B preferred stock of the Company that it owned for 375,400 shares of Common Stock of the Company. Each share of Series B preferred had a liquidation and par value of $100. The Company also issued Offshore Finance, LLC an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 new shares of Common Stock which was valued at $4.00 per share for a total of $1,681,792.

On January 17, 2014, the Company’s Board of Directors approved the grant of stock options totaling 900,000 shares to its officers and directors. The stock option agreements provide for an exercise price of $3.00 per share, vest one-third on date of grant and one-third on each of January 16, 2015 and January 16, 2016. The stock options expire on January 17, 2024.

On May 27, 2014 the Company and Timothy Berge settled the lawsuit filed by Mr. Berge, who had filed an action in the District Court, City and County of Denver Colorado number 09CV9566, and was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. The settlement required the Company to issue of 100,000 shares of common stock to pay $10,000 in cash to settle the matter which has been completed.

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “Note”) with an original due date of March 12, 2014. On March 7, 2014 the Company and the lender agreed to extend the maturity date of the Note to May 9, 2014 and on May 9, 2014 the parties agreed to extend the maturity date of the Note from May 9, 2014 to December 7, 2014 (the “New Maturity Date”). All other terms of the Note remain the same.

In connection with the extension of the Note to the new Maturity Date, the Company agreed to enter into a definitive revenue sharing agreement with the lender to grant the lender under the revenue sharing agreement an irrevocable right to receive a monthly payment equal to one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire. This percent increased to one percent (1%) when the Company did not pay the Note in full by August 7, 2014. Therefore, the revenue sharing agreement is fixed at 1%. The Company paid no other consideration in connection with the extension of the Note, but paid the legal expenses of the lender related to the extensions of $25,000. The Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note. The parties are in discussion and agree in principal to further extension of the Note to April 7, 2014, subject to execution of formal documentation.

In connection with its loan, the Company granted the lender a Warrant exercisable to purchase 1,000,000 shares of its common stock at an exercise price of $1.50 per share. In connection with the extension of the maturity date of the Note to the New Maturity Date, the parties amended the date for exercise of the Warrant to be a period commencing December 7, 2014 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 13,333,333 and the exercise price drops to $0.075 per share. All other terms of the Warrant remain the same.

Subsequent to December 31, 2013, the Company has issued a total of six new promissory notes for total cash proceeds of $525,000. The promissory notes have maturity dates, as amended, ranging from December 7, 2014 through February 28, 2015. The Company granted new warrants to purchase a total of 475,000 common shares of stock at an exercise price of $1.50 and 50,000 common shares at $1.00 per share all of which are immediately exercisable and terminate five years from the date of issuance.

Subsequent to December 31, 2013, the Company was unable to pay the outstanding principal due on promissory notes representing $450,000 in debt on their respective maturity dates. The Company negotiated extensions of their maturity dates to February 28, 2015 by granting new warrants to purchase 450,000 shares of common stock at an exercise price of $1.00 each with a five-year term, modifying existing warrant agreements covering 450,000 shares providing for an increase in the term of warrants to five years and reducing the exercise price to $1.00 per share.

Subsequent to December 31, 2013, the Company was unable to pay balances due on its line-of-credit with a related party with an outstanding balance of $94,640 as of December 31, 2013. The Company and such party agreed to extend the maturity date to February 28, 2015 and the Company granted new warrants to purchase 400,000 shares of common stock at an exercise price of $1.00 to $1.50 per share with a five-year term, modified existing warrant agreements covering 300,000 shares providing for an increase in the term of warrants to five years and reducing the exercise price to $1.50 per share.

On October 13, 2014 the Company announced that it had entered into a Letter of Intent (“LOI”) with Granada Exploration, LLC, which has agreed to join with the Company to explore for potential hydrocarbons beneath Infinity’s 1.4 million-acre oil and gas concessions in the Caribbean Sea offshore Nicaragua. Under the terms of the LOI, Granada Exploration will provide its services in exchange for a working interest in the Nicaraguan Concessions. The scope of such services will be more specifically described in a mutually acceptable Exploration Services Agreement (“ESA”) which is currently being negotiated and finalized. The ESA is anticipated to provide that Granada will earn an assignment from Infinity of an undivided 30% working interest in the Concessions, based on an 80% net revenue interest. Granada and Infinity are also anticipated to enter into a Joint Operating Agreement. Granada may, at its discretion, participate in an initial exploratory well for up to an additional undivided 20% working interest, on a prospect-by-prospect basis, with such additional interest to be based on an 80% net revenue interest.

The LOI is subject to Granada’s normal and customary due diligence including the evaluation of the Company’s Form 10-K and 10-Q filings, concession documents showing that the Company is in good standing with the Nicaraguan government, negotiation and approval of mutually acceptable formal agreements, and final approval by a majority of the partners that comprise Granada Exploration, LLC. The Company hopes to complete the ESA and Joint Operating Agreement with Granada in the first quarter of 2015.

The Company has not resolved the contingency related to the expired letters of credit for its Nicaraguan Concessions (see Note 10). The Company continues to negotiate the renewal of the letters of credit with the Nicaraguan Government and its lenders, however there are no assurances that it will be successful.

****************************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 24, 2013, the Audit Committee determined to dismiss EKS&H LLLP (“EKS&H”) as the Company’s independent registered public accounting firm for the year ended December 31, 2013 effective immediately.

The reports of EKS&H on the Company’s consolidated financial statements as of and for the years ended December 31, 2012 and 2011, did not contain an adverse opinion or a disclaimer of opinion, nor were such report qualified or modified as to audit scope or accounting principles, however, the reports included an emphasis of a matter paragraph with respect to the uncertainty of the ability of the Company to continue as a going concern.

During the years ended December 31, 2012 and 2011, and through April 24, 2013, there were no (a) disagreements with EKS&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to EKS&H’s satisfaction, would cause EKS&H to disclose that in its reports on the Company’s financial statements for such years; or (b) reportable events, as described under Item 301(a)(1)(v) of Regulation S-K.

Contemporaneous with the determination to dismiss EKS&H, the Audit Committee engaged MaloneBailey LLP (“MB”) as the Company’s independent registered public accounting firm for the year ended December 31, 2013.

During the years ended December 31, 2012 and 2011, and the subsequent interim period through April 26, 2013, the Company did not consult with MB regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

The Audit Committee of Infinity Energy Resources, Inc. (the “Company”) recently completed a process to determine what audit firm would serve as the Company’s independent registered public account firm for the year ended December 31, 2013 and beyond in order to remedy its current delinquent status with respect to the filing of its Annual Report on Form 10-K for the Year ended December 31, 2013. On September 5, 2014, the Audit Committee determined to dismiss MaloneBailey, LLP (“Malone”) as the Company’s independent registered public accounting firm effective immediately.

The Company had engaged Malone on April 24, 2013 to audit its consolidated financial statements for the year ended December 31, 2013 and reaudit the year ended December 31, 2012, but Malone has not issued an opinion on such consolidated financial statements due to its inability to complete the audits of 2013 and 2012 caused by disagreements with the Company’s management and its prior auditors regarding the Company’s accounting policy for certain costs that are capitalized and included in the Company’s Oil and Gas properties and the valuation of certain equity based and derivative instruments.

During Malone’s audit for the year ended December 31, 2013 and the reaudit of the year ended December 31, 2012, and through September 5, 2014, there were (a) disagreements with Malone on the capitalization of certain costs included in the Company’s Oil and Gas properties for the years 2013, 2012 and periods prior to 2012 and disagreements on the valuation of certain stock options and warrants granted in 2011 and 2012 that if not resolved to Malone’s satisfaction, would cause Malone to disclose that in its reports on the Company’s financial statements for such year; and (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K related to the matters mentioned in (a).

Contemporaneous with the determination to dismiss Malone, the Audit Committee engaged L.L. Bradford & Company (“Bradford”) as the Company’s independent registered public accounting firm for the year ended December 31, 2013 and for the fiscal year ending December 31, 2014.

During the year ended December 31, 2013, and the subsequent interim period through September 5, 2014 the Company did not consult with Bradford regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2013, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2013, our internal control over financial reporting were not effective due to material weaknesses identified as follows:

a)	Lack of control processes in place that provide multiple levels of review and supervision and,

b)	Lack of segregation of duties

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

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

Stanton E. Ross. From March 1992 to June 2005, Mr. Ross was Infinity’s Chairman and President and served as an officer and director of each of its subsidiaries. He resigned all of these positions with Infinity in June 2005, except Chairman, but was reappointed as Infinity’s President in October 2006. Mr. Ross has served as Chairman, President and Chief Executive Officer of Digital Ally, Inc. (“Digital”) since September 2005. Digital is a publicly held company whose common stock is traded on the Nasdaq Capital Market under the symbol DGLY. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Overland Park, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross allocates his time between Digital and the Company as he deems necessary to discharge his fiduciary duties to each of them. Because of the Company's reduced level of activity and the needs of Digital, he has devoted most of his time to Digital and the balance to the Company during the last year. Mr. Ross served on the board of directors of Studio One Media, Inc., a publicly held company, from January 2013 to March 2013. Mr. Ross holds no public company directorships other than with Digital and Infinity currently and has not held any others during the previous five years, except for Studio One Media, Inc. The Company believes that Mr. Ross’ broad entrepreneurial, financial and business experience and his experience with micro-cap public companies and role as Chairman, President and CEO gives him the qualifications and skills to serve as a director.

Daniel F. Hutchins. Mr. Hutchins was elected to serve as a Director of Infinity and was also appointed to serve as Chief Financial Officer of Infinity effective as of August 13, 2007. Mr. Hutchins was elected as a Director of Digital Ally, Inc. in December 2007, serves as Chairman of its Audit Committee and is its financial expert. He is also a member of Digital's Nominating and Governance Committee. Mr. Hutchins, a Certified Public Accountant, is a Principal with the accounting firm of Hutchins & Haake, LLC. He was previously a member of the Advisory Board of Digital Ally. Mr. Hutchins has served as an instructor for the Becker CPA exam with the Keller Graduate School of Management and has over 17 years of teaching experience preparing CPA candidates for the CPA exam. He has 30 years of public accounting experience, including five years with Deloitte & Touche, LLP. He holds no other public directorships and has not held any others during the previous five years. He has served on the boards of various non-profit groups and is a member of the American Institute of Certified Public Accountants. Mr. Hutchins earned his Bachelor of Business Administration degree in Accounting at Washburn University in Topeka, Kansas. Mr. Hutchins holds no other public company directorships currently and for the previous five years. The Company believes that Mr. Hutchins’ significant experience in finance and accounting gives him the qualifications to serve as a director.

Leroy C. Richie. Since June 1, 1999 Mr. Richie has been a director of Infinity. Since 2005, Mr. Richie has served as the lead outside director of Digital Ally, Inc. and currently serves as a member of Digital’s Audit Committee and is the Chairman of Digital’s Nominating and Governance and Compensation Committees. Additionally, Mr. Richie serves as a member of the boards of directors of the following corporations and serves in the additional capacities noted: OGE Energy Corp., Chairman of the Compensation Committee and a member of the Corporate Governance Committee; and member of the board of directors of Columbia Mutual Funds, an investment company within the mutual fund family managed by Ameriprise Financial, Inc. Since 2004, he has been of counsel to the Detroit law firm of Lewis & Munday, P.C. From September 2000 to November 2004, he was Chairman and Chief Executive Officer of Q Standards World Wide, Inc. From April 1999 to August 2000, he was President of Capitol Coating Technologies, Inc. He holds no other public directorships and has not held any others during the previous five years, except for Kerr-McGee Corporation (1998-2005). Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for that company’s automotive operations from 1986 until his retirement in 1997. Before joining Chrysler, he was an associate with the New York law firm of White & Case (1973-1978), and served as director of the New York office of the Federal Trade Commission (1978-1983). Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a Director.

Family Relationships

There is no family relationship between any of our directors, director nominees and executive officers.

Board of Directors and Committee Meetings

Our Board of Directors held five meetings during the fiscal year ended December 31, 2013. In addition, our Board of Directors acted by unanimous written consent ten times during fiscal year ended December 31, 2013. Our directors attended all of the meetings of the Board of Directors. Our directors are expected, absent exceptional circumstances, to attend all Board meetings.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2013, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with L.L. Bradford & Company, our independent registered public accounting firm for fiscal year 2013, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on AU 380 (Communication with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from L.L. Bradford & Company required by PCAOB Rule 3526 and has discussed with such firm any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2013 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the Securities and Exchange Commission.

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

Board Leadership Structure

Our Board of Directors has a Chairman of the Board. Our Board of Directors does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. Our Board of Directors believes that it should be free to make a choice from time to time in any manner that is in the best interests of us and our shareholders. The Board of Directors believes that Mr. Ross’s service as both Chief Executive Officer and Chairman of the Board is in the best interests of us and our stockholders. Mr. Ross possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas, with the input of the other directors that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers and suppliers, particularly given the issues and other challenges the Company has faced in recent years. Our Board has determined that our Board leadership structure is appropriate given the size of our Board and the nature of our business.

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

Stockholder Recommendations for Director Nominations. Our Board of Directors does not have a formal policy with respect to consideration of any director candidate recommendation by stockholders. While the Board of Directors may consider candidates recommended by stockholders, it has no requirement to do so. To date, no stockholder has recommended a candidate for nomination to the Board. Given that we have not received director nominations from stockholders in the past and that we do not canvass stockholders for such nominations, we believe it is appropriate not to have a formal policy in that regard. We do not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees.

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

Stockholder Nominations of Directors. The bylaws of the Company provide that in order for a stockholder to nominate a director at an annual meeting, the stockholder must give timely, written notice to the Secretary of the Company and such notice must be received at the principal executive offices of the Company not less than 90 days nor more than 120 days prior to the date of the meeting. Such stockholder’s notice shall include, with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person, including such person’s written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Securities Exchange Act of 1934, as amended, and cooperating with a background investigation. In addition, the stockholder must include in such notice his name and address, as they appear on the Company’s records, of the stockholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class or series and number of shares of capital stock of the Company that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest, relationship, arrangement or understanding that such stockholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board of Directors, any person nominated for election as a director shall furnish to the Secretary of the Company the information required to be set forth in a stockholder’s notice of nomination which pertains to the nominee.

If public disclosure of the date of the meeting is made less than 100 days prior to the date of the meeting, a stockholder’s notice must be received not later than the close of business on the tenth day following the day on which such public disclosure of the date of the meeting was made. With respect to a special meeting called at the written request of stockholders, any notice submitted by a stockholder making the request must be provided simultaneously with such request.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2013, except each director had one late filing in which each failed to report one transaction.

Item 11. Executive Compensation.

The following table shows compensation paid, accrued or awarded with respect to our named executive officers during the years indicated, a significant portion of all compensation after 2008 is accrued but not paid:

2013 Summary Compensation Table (1)

Name and Principal Position (2)	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanton Ross CEO	2013	$100,000	$--	$--	$--	$--	$--	$--	$100,000
	2012	$100,000	$--	$--	$237,523	$--	$--	$--	$337,523

Daniel F Hutchins CFO	2013	$100,000	$--	$--	$--	$--	$--	$--	$100,000
	2012	$100,000	$--	$--	$118,761	$--	$--	$262,521	$481,282

(1)	Due to the financial condition of the Company, Mr. Ross has deferred the receipt of a portion of his salary since January 2009. Mr. Ross received $90,000 and $30,000 of his salary in cash during the years ended December 31, 2013 and 2012 respectively. As of December 31, 2013, a total of $315,208 of salary has been accrued but was unpaid.

(2)	Mr. Hutchins began serving the Company as Chief Financial Officer in August 2007. Since January 2009 he has deferred his compensation and a total of $500,000 of direct compensation was accrued but unpaid as of December 31, 2013. His other compensation is indirect and consists of services billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses. For the year ended December 31, 2013 the Company was billed $-0- and for the year ended 2012 it was billed $262,521. Total amounts accrued for his indirect compensation was $788,520 and $793,520 as of December 31, 2013 and 2012, respectively.

Compensation Policies and Objectives

We structure compensation for executive officers, including the named executive officers, to drive performance, to accomplish both our short-term and long-term objectives, and to enable us to attract, retain and motivate well qualified executives by offering competitive compensation and by rewarding superior performance. We also seek to link our executives’ total compensation to the interests of our shareholders. To accomplish this, our board of directors relies on the following elements of compensation, each of which is discussed in more detail below:

●	salary;

●	annual performance-based cash awards;

●	equity incentives in the form of stock and/or stock options; and

●	other benefits.

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

Annual Bonuses

The awarding of annual bonuses to executives is at the Committee’s discretion. The objective of the annual bonus element of compensation is to align the interest of executive officers with the achievement of superior Company performance for the year and also to encourage and reward extraordinary individual performance. In light of the Company’s operating results for 2013, the Committee determined that it was appropriate not to grant annual bonuses to the executive officers for 2013.

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

In determining the stock option grants for Messrs. Ross and Hutchins, the Board considered the number of options previously granted that remained outstanding, the number and value of shares underlying the options being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock incentive plans. Messrs. Ross and Hutchins were not granted stock options during the year ended December 31, 2013. Messrs. Ross and Hutchins were granted 500,000 and 250,000 options, respectively, in November 2012. Information regarding all outstanding equity awards as of December 31, 2013 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ross (2)	60,000			$4.26	06	/17/2014
	20,000			$8.50	02	/03/2015
	40,000			$7.51	07	/18/2015
	50,000			$6.48	05	/23/2016
	100,000			$3.97	10	/10/2016
	70,000			$3.06	05	/17/2017
	200,000			$5.25	02	/10/2021
	200,000			$7.50	08	/02/2021
	333,333	166,667		$3.00	11	/06/2021

Hutchins (2)	25,000			$2.15	08	/21/2017
	155,750			$0.26	04	/01/2018
	175,000			$5.25	02	/10/2021
	175,000			$7.50	08	/02/2021
	166,667	83,334		$3.00	11	/06/2021

DIRECTOR COMPENSATION

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal years ended December 31, 2013 and 2012.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Leroy C. Richie	2013	$36,000		$-				$36,000
	2012	$36,000		$118,761				$154,761

(1)	Mr. Richie received no cash compensation in 2013, but has accrued $219,500 for his services on the Board since January 1, 2008.

(2)	Mr. Ross’ and Mr. Hutchins’ compensation and option awards are noted in the Executive Compensation table because neither of them received compensation or stock options for their services as a director.

Compensation Committee Interlocks and Insider Participation

Leroy C. Richie was the sole member of the Compensation Committee in 2013 and 2012. Mr. Richie is not currently and has not ever been an officer or employee of Infinity or its subsidiaries.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have no employment agreements or similar contracts with Stanton E. Ross or Daniel F. Hutchins.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 7, 2014, the number and percentage of outstanding shares of common stock beneficially owned by each person known by us to beneficially own more than five percent of such stock. We have no other class of capital stock outstanding.

Security Ownership of Certain Beneficial Owners

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
5% Stockholders (excluding executive officers and directors):
Amegy Bank NA (1)	5,591,250	19.5%

(1)	Based solely on an Amendment No. 1 to Schedule 13D filed by Amegy Bank NA on December 30, 2013.

The following table sets forth, as of November 7, 2014, the number and percentage of outstanding shares of common stock beneficially owned by each director of the Company, each named officer of the Company, and all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Security Ownership of Management

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Executive Officers & Directors: (1)
Stanton E. Ross (2)	1,655,000	5.1%
Leroy C. Richie (3)	835,750	2.9%
Daniel F. Hutchins (4)	1,010,750	3.5%

All officers and directors as a group (3 individuals)	3,501,500	11.5%

(1)	The address of these persons is c/o 11900 College Blvd., Suite 310, Overland Park, KS 66210.

(2)	Mr. Ross’s shares include vested options to purchase 1,380,000 shares of common stock. Mr. Ross has pledged 275,000 shares of common stock and all of his outstanding options to purchase common stock to third parties as collateral for personal loans.

(3)	Mr. Richie’s total shares include vested options to purchase 835,750 shares of common stock.

(4)	Mr. Hutchins’ total shares include vested options to purchase 830,750 shares of common stock.

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

On March 23, 2009, the Company entered into a Securities Purchase Agreement, dated effective as of March 23, 2009, with Off-Shore Finance, LLC, a Nevada limited liability company and an accredited investor (“Off-Shore”), to issue a subordinated secured promissory note in the aggregate principal amount of up to $1,275,000 and a one percent (1%) revenue sharing interest with respect to the Company’s Nicaragua concessions in the Tyra and Perlas Blocks, offshore Nicaragua. The managing partner of Off-Shore and the CFO of Infinity are business partners in the accounting firm which the Company uses for its corporate office.

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

On June 6, 2009, we entered into a revenue sharing agreement with Messrs. Ross, Richie and Hutchins for services provided. We assigned to them a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of 8/8ths of our share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in them for officers and directors.

The Company currently does not have any employees other than the CEO and CFO. Certain general and administrative services (for which payment is deferred) were provided by the CFO’s accounting firm at their standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and general administrative fees. For the years ended December 31, 2013 and 2012, the Company was billed $-0- and $262,521, respectively. The amount due to the CFO’s firm for services provided was $762,407 and $767,407 at December 31, 2013 and 2012, respectively.

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

As of December 31, 2013 and 2012, the Company had accrued compensation to its officers and directors of $1,034,708 and $950,708, respectively.

As discussed in Note 2, on August 28, 2012, the Company borrowed $250,000 from an entity that is 49% owned by a board member of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The Company issued a short-term note to the entity bearing interest at 8% per annum and maturing February 28, 2013. The note was repaid February 27, 2013. In connection with the transaction, the Company issued the lender a warrant exercisable to purchase 120,000 shares of its common stock at a price of $2.50 per share, expiring August 2017.

In addition, the Company entered into a line-of-credit facility on September 23, 2013 which provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. The Company granted the holder common stock purchase warrants to acquire a total of 50,000 shares of common stock at a weighted average exercise price of $2.50 per share, which warrants are immediately exercisable and expire from September 23, 2015 to November 23, 2015. The Company estimated the fair value of these warrants at $60,291 as of the grant date, which amount has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets.

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The Audit committee of the Company completed a process to determine what audit firm would serve as the Company’s independent registered public account firm for the year ending December 31, 2013. On April 24, 2013, the Audit Committee determined to dismiss EKS&H LLLP (“EKS&H”) as the Company’s independent registered public accounting firm effective immediately. Contemporaneous with the determination to dismiss EKS&H, the Audit Committee engaged Malone Bailey LLP (“Malone”) as the Company’s independent registered public accounting firm for the year ending December 31, 2013 and later the Audit Committee determined that Malone would also audit the consolidated financial statements for the year ended December 31, 2012 for inclusion in this Form 10K.

On September 5, 2014, the Audit Committee determined to dismiss Malone as the Company’s independent registered public accounting firm effective immediately. Contemporaneous with the determination to dismiss Malone, the Audit Committee engaged L.L. Bradford & Company (“Bradford”) as the Company’s independent registered public accounting firm for the year ending December 31, 2013.

The following table is a summary of the fees rendered to us by Bradford for the year ended December 31, 2013, Malone for the fiscal years ended December 31, 2013 and 2012 and EKS&H for the year ended December 31, 2012:

Fee Category:	2013	2012
Audit Fees-Bradford	$22,000	$-
Audit Fees-Malone	25,000	7,500
Audit Fees-EKS&H	-	87,120
Audit-Related Fees-Bradford	-	-
Audit-Related Fees-Malone	-	-
Audit-Related Fees-EKS&H	-	17,500
Tax Fees-Bradford	-	-
Tax Fees-Malone	-	-
Tax Fees-EKS&H	-	-
All Other Fees-Bradford	-	-
All Other Fees-Malone	-	-
All Other Fees-EKS&H	-	-
Total Fees	$47,000	$112,120

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2013 and 2012, there were no fees related to this category.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were pre-approved by the Audit Committee.

The audit report of L.L. Bradford & Company on the consolidated financial statements of the Company for the year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The opinion did emphasize a matter regarding the Company’s ability to continue as a going concern.

During our fiscal years ended December 31, 2013 and 2012, there were no disagreements with L.L. Bradford & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to L.L. Bradford & Company’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods.

During our fiscal years ended December 31, 2013 and 2012, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

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

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc. (1)
3.1	Certificate of Incorporation (3)
3.2	Bylaws (1)
10.1	2004 Stock Option Plan (1)
10.2	2005 Equity Incentive Plan (1)
10.3	2006 Equity Incentive Plan (1)
10.4	Form of Incentive Stock Option for 2006 Equity Incentive Plan (1)
10.5	Form of Nonqualified Stock Option for 2006 Equity Incentive Plan (1)
10.6	Loan Agreement between Infinity Energy Resources, Inc., and Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy Bank N.A., dated effective as of January 9, 2007 (3)
10.7	Revolving Promissory Note between Infinity Energy Resources, Inc. and Amegy Bank N.A., dated January 10, 2007 (1)
10.8	Nicaraguan Concession - Perlas Prospect (3)

10.9	Nicaraguan Concession - Tyra Prospect (3)
10.10	Forbearance Agreement with Amegy Bank N.A., dated August 31, 2007 (1)
10.11	Second Forbearance Agreement with Amegy Bank N.A., dated March 26, 2008 (1)
10.12	Third Forbearance Agreement with Amegy Bank N.A., dated October 16, 2008 (3)
10.13	First Amendment to Revolving Promissory Note - Amegy Bank, N.A., dated October 16, 2008 (3)
10.14	Fourth Forbearance Agreement with Amegy Bank N.A., dated December 4, 2009 (3)
10.15	Fifth Forbearance Agreement with Amegy Bank N.A., dated February 16, 2011 (2)
10.16	Guarantee of Obligation with Amegy Bank N.A., dated February 16, 2011 (1)
10.17	Omnibus Amendment with Amegy Bank N.A., dated February 16, 2011 (1)
10.18	Third Amendment to Revolving Promissory Note with Amegy Bank N.A., dated January 31, 2010 (1)
10.19	Forbearance Period Advance Promissory Note with Amegy Bank N.A., dated February 16, 2011 (1)
10.20	Registration Rights with Amegy Bank N.A., dated February 16, 2011 (3)
10.21	Securities Purchase Agreement with Amegy Bank N.A., dated February 16, 2011 (3)
10.22	Warrant to Purchase Common Stock with Amegy Bank N.A., dated February 16, 2011 (3)
10.23	Subordinate Secured Promissory Note Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.24	Securities Purchase Agreement Off-Shore Finance, LLC, dated March 23, 2009 (2)
10.25	Revenue Sharing Agreement with Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.26	Revenue Sharing Agreement with Officers and Directors, dated June 6, 2009 (3)
10.27	Map: Nicaraguan Concessions (2)
10.28	Revenue Sharing Agreement with Jeff Roberts, dated September 16, 2009 (3)
10.29	Revenue Sharing Agreement with Thompson Knight Global Energy, dated September 8, 2009 (3)
10.30	Stock Purchase Agreement with Amegy Bank, N.A., dated as of February 28, 2012 (5)
10.31	Stock Purchase Agreement with Off-Shore Finance, LLC, dated as of February 28, 2012 (5)
10.32	Investor Rights Agreement with Amegy Bank, N.A., dated April 13, 2012 (5)
10.33	Certificate of Designation of Series A Preferred and Series B Preferred (5)
10.34	8% Promissory Note in principal amount of $250,000, dated February 13, 2013 (6)
10.35	Common Stock Purchase Warrant for 250,000 shares, dated February 13, 2013 (6)
10.36	Form of 8% Promissory Note (7)
10.37	Form of Common Stock Purchase Warrant (7)
10.38	Stock Exchange Agreement between the Company and Amegy Bank, NA. (8)
10.39	8% Note, dated December 27, 2013 (9)
10.40	Common Stock Purchase Warrant (1,000,000 shares), dated December 27, 2013 (9)
14.1	Code of Ethics and Code of Conduct. (4)
21.1	Subsidiaries of Registrant (1)
31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
99.1	Audited Financial Statements as of and for the years ended December 31, 2013 and 2012. (filed herewith)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

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

(4) Filed as an exhibit to Form 10-K by the Company on April 16, 2012.

(5) Filed as an exhibit to Form 8-K by the Company on April 19, 2012.

(6) Filed as an exhibit to Form 8-K by the Company on February 19, 2013.

(7) Filed as an Exhibit to Form 8-K by the Company on March 1, 2013.

(8) Filed as an Exhibit to Form 8-K by the Company on April 29, 2013

(9) Filed as an Exhibit to Form 8-K by the Company on January 3, 2014

*XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2014	Infinity Energy Resources, Inc.,
a Delaware corporation

	By:	/s/ Stanton E. Ross
Stanton E. Ross
Chief Executive Officer

	By:	/s/ Daniel F. Hutchins
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

Signature and Title	Date

/s/ Stanton E. Ross	November 18, 2014
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	November 18, 2014
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	November 18, 2014
Daniel F. Hutchins, Director and Chief Financial Officer

