Form 10-Q
period 2014-03-31
INFINITY ENERGY RESOURCES, INC
filed 2014-12-16
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at December 10, 2014
Common Stock, $0.0001 par value	25,559,678

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,056	$74
Prepaid expenses	12,778	12,723
Total current assets	17,834	12,797

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down:
Unproved	10,492,213	10,477,214

Total assets	$10,510,047	$10,490,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,774,898	$5,705,367
Accrued liabilities (including $767,407 due to related party at March 31, 2014 and December 31, 2013)	2,707,166	2,733,500
Income tax liability	150,000	150,000
Accrued interest and fees – bank and other	224,352	194,238
Officer indemnification	734,897	734,897
Current portion of asset retirement obligations	432,027	432,027
Derivative liabilities	1,049,316	853,365
Line-of-credit with related party	18,468	94,640
Notes payable-short term, net of discounts of $127,857 and $784,096 at March 31, 2014 and December 31, 2013, respectively	1,057,143	265,904
Total current liabilities	12,148,267	11,163,938

Long-term liabilities:
Asset retirement obligations, less current portion	549,079	549,079
Total long-term liabilities	549,079	549,079

Total liabilities	12,697,346	11,713,017

Redeemable, convertible preferred stock, par value $.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series A, -0- shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Series B (related party), -0- and 15,016 shares issued and outstanding at March 31, 2014 and December 31, 2013, liquidation preference of $-0- and $1,501,600 plus undeclared dividends of $-0- and $154,665 at March 31, 2014 and December 31, 2013, respectively	—	1,656,265
Total redeemable convertible preferred stock	—	1,656,265

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 25,459,678 and 25,039,230 shares at March 31, 2014 and December 31, 2013, respectively	2,546	2,503
Additional paid-in capital	106,324,115	103,742,424
Accumulated deficit	(108,513,960)	(106,624,198)
Total stockholders’ deficit	(2,187,299)	(2,879,271)
Total liabilities and stockholders’ deficit	$10,510,047	$10,490,011

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Operating expenses:
General and administrative expenses	$701,337	$1,011,176
Total operating expenses	701,337	1,011,176

Operating loss	(701,337)	(1,011,176)

Other income (expense):
Interest expense	(1,246,134)	(358,297)
Change in derivative fair value	(15,126)	(30,293)
Other income	72,835	-
Total other income (expense)	(1,188,425)	(388,590)

Loss before income taxes	(1,889,762)	(1,399,766)
Income tax expense (benefit)	-	-

Net loss	(1,889,762)	(1,399,766)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	(25,527)	(217,524)

Accretion of Series A and B redeemable, convertible preferred stock	-	(530,692)

Loss applicable to common shareholders	$(1,915,289)	$(2,147,982)

Basic and diluted net loss per share:
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)

Weighted average shares outstanding – basic and diluted	25,185,678	20,668,575

See notes to unaudited consolidated financial statements

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2014

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	25,039,230	$2,503	$103,742,424	$(106,624,198)	$(2,879,271)

Stock based compensation	-	-	559,962	-	559,962

Common stock purchase warrants issued for debt issuance costs	-	-	365,507	-	365,507

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(25,527)	-	(25,527)

Conversion of Series B redeemable, convertible preferred stock to common stock	420,448	43	1,681,749	-	1,681,792

Net loss			-	(1,889,762)	(1,889,762)

Balance, March 31, 2014	25,459,678	$2,546	$106,324,115	$(108,513,960)	$(2,187,299)

See notes to unaudited consolidated financial statements

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,889,762)	$(1,399,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of asset retirement obligations	-	22,074
Stock-based compensation	559,962	831,932
Change in fair value of derivative liability	15,126	30,293
Amortization of debt discount	1,202,516	339,116
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	1,656
Increase (decrease) in accounts payable and accrued liabilities	73,311	(127,952)
Net cash used in operating activities	(38,847)	(302,647)

Cash flows from investing activities:
Investment in oil and gas properties	(14,999)	(27,265)
Net cash used in investing activities	(14,999)	(27,265)

Cash flows from financing activities:
Proceeds from debt and subordinated note payable	135,000	575,000
Repayment of notes payable	-	(250,000)
Net change in line-of-credit	(76,172)	-
Net cash provided by financing activities	58,828	325,000

Net decrease in cash and cash equivalents	4,982	(4,912)

Cash and cash equivalents:
Beginning	74	32,721
End	$5,056	$27,809

Supplemental cash flow information:
Cash paid for interest	$-	$11,775
Cash paid for taxes	-	-

Supplemental noncash disclosures:
Noncash capitalized overhead and interest	$-	$12,500
Discount from warrant derivative issued in connection with notes payable	180,825	526,212
Issuance of common stock purchase warrants for debt issuance costs	365,507	-
Series B Preferred shares and related accrued dividends satisfied by issuance of common shares	1,681,749	-
Transition of derivative liability to equity	-	192,604
Accretion in fair value of redeemable preferred stock	-	530,692
Preferred dividends accrued	25,527	217,524

See notes to unaudited consolidated financial statements

Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

Infinity Energy Resources, Inc. and its subsidiaries (collectively, “we,” “ours,” “us,” “Infinity” or the “Company”) has prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our consolidated balance sheets, statements of operations, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2014 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K, filed with the SEC.

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

On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity is conducting activities to develop geological information from the processing and evaluation of newly acquired and existing 2-D and 3-D seismic data that was acquired for the Nicaraguan Concessions. Infinity is seeking capital to continue its geological activities and offers from other industry operators and third parties for interests in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations.

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

The Company conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over its Nicaraguan Concessions. It issued letters of credit totaling $851,550 for this and additional work on the leases as required by the Nicaraguan Concessions, which letters of credit have now expired. The Company is in negotiations with the Nicaraguan Government and its lenders to renew the letters of credit, although there is no assurance that it will be successful in that regard. The Company has completed certain activity under the initial work plan to date, but there remains significant additional activities to comply with the Nicaraguan Concessions. The Company intends to seek joint venture or working interest partners prior to the commencement of any significant exploration or drilling operations on the Nicaraguan Concessions. The Company satisfied its commitment under the Nicaraguan Concessions to acquire, process and interpret additional 2-D/3-D seismic data. The Company is evaluating the newly acquired seismic data and is in process of selecting potential exploratory drill sites in accordance with the Nicaragua Concessions. The Company must gain approval of the drill sites upon submission of an updated environmental impact assessment before commencing with exploration activities. The Company currently does not have the working capital to complete the activities required by the work plan and consequently it must raise the necessary funding to fulfil such requirements. This are substantial operational and financial issues that the Company must successfully mitigate during the balance of 2014 and in 2015 or its ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt.

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

Fair Value of Financial Instruments

The carrying values of the Company’s accounts receivable, accounts payable and accrued liabilities and short-term notes represent the estimated fair value due to the short-term nature of the accounts.

The carrying value of the Company’s debt under its line-of credit with related party represents its estimated fair value due to its short-term nature, its adjustable rate of interest, associated fees and expenses and initially recorded discount.

The estimated fair value of the Company’s derivative liabilities, all of which are related to detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items . The fair values for the warrant derivatives as of March 31, 2014 and December 31, 2013 were classified under the fair value hierarchy as Level 3

There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the three months ended March 31, 2014 and 2013.

Reclassifications

Certain amounts in the prior period were reclassified to conform with the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 — Debt

Debt consists of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Line-of-credit with related party	$18,468	$94,640
Notes payable, short term:
Note payable, net of unamortized discount of $8,542 and $784,096, of March 31, 2014 and December 31, 2013, respectively	$1,041,458	$265,904
Note payable, net of unamortized discount of $19,315 and $-0-, as of March 31, 2014 and December 31, 2013, respectively	$11,849	$-
Note payable, net of unamortized discount of $100,000 and $-0-, as of March 31, 2014 and December 31, 2013, respectively	$-	$-
Note payable to related party, due on demand	$10,000	$-
Total notes payable, short-term	$1,057,143	$265,904

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 that provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8%, and was renewed at its maturity on November 23, 2013 for an additional two months, or until January 23, 2014. On January 23, 2014 the parties renewed the credit facility until April 23, 2014 (subsequently renewed to February 28, 2015). The Company granted the lender common stock purchase warrants to acquire a total of 150,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants are immediately exercisable and expire from September 23, 2018 to January 23, 2019 (as amended on January 23, 2014). The parties agreed as a condition to the renewal of the line-of-credit in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company estimated the fair value of these warrants at $60,290 as of the original grant date in 2013, which has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets. The Company estimated the fair value of these warrants, including the increased value of the amended warrants, to be $365,507 as of the renewal date in January 2014, which has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets.

Such costs are amortized ratably over the term of the credit facility, which costs totaled $47,568 for the year ended December 31, 2013 and the remaining unamortized balance was $12,723 as of December 31, 2013. During the three months ended March 31, 2014, a total of $365,452 of debt issuance costs were amortized to interest expense and the remaining unamortized balance was $12,778 as of March 31, 2014.

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

In connection with its loan, the Company granted the lender a common stock purchase warrant to acquire 1,000,000 shares of its common stock at an exercise price of $1.50 per share for a period commencing March 14, 2014 and expiring on the third anniversary of such date. If the Company fails to pay the note on its maturity date, the number of shares issuable under the warrant increases to 13,333,333 and the exercise price drops to $0.075 per share.

The Company has recorded the estimated fair value of the warrant as of December 27, 2013 as a discount on note payable in the amount of $790,103 and a derivative liability in the same amount at that date. The discount of $790,103 is amortized on a straight line basis over the expected term of the note and interest expense for the year ended December 31, 2013 includes discount amortization in the amount of $56,007. As of December 31, 2013, the unamortized discount amounted to $784,096. Interest expense for the three months ended March 31, 2014 includes discount amortization in the amount of $775,554 and as of March 31, 2014, the unamortized discount amounted to $8,542

Other than the Note described above, during the three months ended March 31, 2014, the Company borrowed a total of $135,000 from entities or individuals as follows:

●	On January 7, 2014 it borrowed a total of $25,000 from an individual under a convertible note payable with the conversion price at $1.50 per share. The term of the note was for one year and it bore interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 25,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not paid in full by its maturity date, the conversion price of the note and exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $37,323 as discounts on note payable and as a derivative liability in the same amount, as of the date of the note. Interest expense for the three months ended March 31, 2014 includes discount amortization in the amount of $18,008 and as of March 31, 2014, the unamortized discount amounted to $19,315.

●	On March 31, 2014 it borrowed a total of $100,000 from an entity under a convertible note payable with the conversion price being at a rate of $1.50 per share. The term of the note was for a period of 180 days and it bore interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase of 100,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not be paid in full by its maturity date, the conversion price of the note and the exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $143,502 as a discount on note payable and as a derivative liability in the same amount, as of the date of the note. Interest expense for the three months ended March 31, 2014 includes discount amortization in the amount of $43,502 and as of March 31, 2014, the unamortized discount amounted to $100,000.

●	On March 7, 2014 the Company borrowed $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full during April 2014.

Interest Bearing Liabilities to Vendors

At March 31, 2014 and December 31, 2013, the Company had agreed to pay interest of 8% on certain accrued liabilities aggregating $410,500. Interest expense totaled $8,098 for each of the three months ended March 31, 2014 and 2013 and total accrued interest related to this agreement was $155,113 and $147,015 as of March 31, 2014 and December 31, 2013, respectively.

Note 3 — Cancellation of Debt and Related Obligations and Issuance of Securities in Exchange for Debt

On February 28, 2012, the Company signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations owed them. In accordance with these agreements, on April 13, 2012, the Company issued Amegy 2,000,000 shares of common stock and 130,000 shares of Series A redeemable convertible preferred stock, and issued Off-Shore Finance, LLC (“Offshore Finance”) 15,016 shares of Series B redeemable convertible preferred stock. Amegy also agreed to cancel the Amegy Warrant that had originally been issued in February 2011, exercisable to purchase 931,561 shares of common stock. In aggregate, the Company cancelled debt, accrued interest and fees and the derivative liability that had been recorded relative to the Amegy Warrant in the aggregate amount of $21,883,393.

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

On December 30, 2013, the Company completed all transactions contemplated by a Stock Exchange Agreement (the “Agreement”) between it and Amegy Bank, N.A. (“Amegy”). Under the Agreement Amegy exchanged all of its 130,000 shares of Series A preferred stock of the Company that it owned for 3,250,000 shares of Common Stock of the Company. Each share of Series A preferred stock had a price of $100. Amegy also agreed to receive an additional 341,250 shares of common stock for $1,365,000, the amount of the accrued and unpaid dividends on the Series A preferred stock as of the date of the transaction. As a result, the Company issued a total of 3,591,250 new shares of Common Stock that was valued at $4.00 per share. Accordingly, the transactions were valued at $14,365,000, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

Effective February 28, 2014, the Company received Conversion Notices from Offshore Finance that effected the conversion of all Series B preferred stock outstanding including accrued and unpaid dividends thereon into shares of common stock. In the transaction, Offshore Finance exchanged all of its 15,016 shares of Series B preferred stock of the Company that it owned for 375,400 shares of Common Stock of the Company. Each share of Series B preferred stock had a liquidation and par value of $100. The Company also issued Offshore Finance an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 new shares of Common Stock that was valued at $4.00 per share, for a total of $1,681,792 which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of March 31, 2014 and December 31, 2013, 148,463 shares were available for future grants under all plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data for the years ended December 31, 2013. The actual forfeiture rate could differ from these estimates. The following table summarizes the inputs used in the calculation of fair value of options granted during the three months ended March 31, 2014:

Three months Ended
March 31, 2014
Expected term (in years)	6.0
Expected stock price volatility	136%
Expected dividends	-
Risk-free rate	1.955%

The following table summarizes stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,399,500	$4.14	6.4 years	$389,815
Granted	900,000	3.00	10.0 years
Exercised	-	-	-
Forfeited	-	-
Outstanding at March 31, 2014	4,299,500	$3.90	6.9 years	$397,285
Outstanding and exercisable at March 31, 2014	3,242,833	$4.19	6.3 years	$397,285

The Company stock-based compensation expense in connection with the vesting of options granted above in the amount of $559,962 and $831,932 during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, the Company granted 900,000 options which have an exercise price of $3.00 and a term of ten years. A total of 300,000 options vested immediately while the remaining 600,000 options vest at a rate of one half for each of the two years thereafter. The weighted average grant date fair value for these options was $1.22 per share, which was calculated using the Black-Scholes option model.

The unrecognized compensation cost as of March 31, 2014 related to the unvested stock options as of that date was $731,958.

Note 5 — Derivatives – Warrants Issued Relative to Note Payables

The estimated fair value of the Company’s derivative liabilities, all of which are related to the conversion features and detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the note payable and warrant agreement terms (Note 2) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). When the note payable is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date. None of the notes payable were extinguished during the three months ended March 31, 2014. A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of the date of the transition from liability to equity during the three months ended March 31, 2014 is as follows:

	Upon Issuance	As of date of transition to equity	As of March 31, 2014
Volatility – range	118% - 136%	n/a	102% - 122%
Contractual term	0.5 - 5 years	n/a	0.5 - 5 years
Exercise price	$1.50	n/a	$1.50
Number of warrants in aggregate	125,000	n/a	1,125,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2013	$853,365
Fair value of warrant derivative at issuance date	180,825
Unrealized derivative losses included in other expense	15,126
Transition of derivative liability to equity	-

Balance at March 31, 2014	$1,049,316

Note 6 — Warrants

The following table summarizes warrant activity for the three months ended March 31, 2014:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2013	2,137,710	$2.03
Issued in conjunction with notes payable (Note 2)	125,000	1.50
Issued in conjunction with line-of-credit (Note 2)	100,000	1.50
Exercised	-	-

Outstanding and exercisable at March 31, 2014	2,362,710	$1.85

The weighted average term of all outstanding common stock purchase warrants was 3.41 and 2.68 years as of March 31, 2014 and December 31, 2013, respectively. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of March 31, 2014 and December 31, 2013.

Note 7 — Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of March 31, 2014 and December 31, 2013, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred during the three months ended March 31, 2014 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Three months ended March 31, 2014
Property acquisition costs:
Proved	$-
Unproved
Total property acquisition costs	-
Development costs	-
Exploration costs	14,999
Total costs	$14,999

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	March 31, 2014	December 31, 2013
Proved oil and gas properties	$-	$-
Unproved oil and gas properties	10,492,213	10,477,214
Total	10,492,213	10,477,214
Less accumulated depreciation, depletion, amortization and ceiling write-downs	-	-

Net capitalized costs	$10,492,213	$10,477,214

Costs Not Being Amortized

Oil and gas property costs not being amortized at March 31, 2014, by year that the costs were incurred, are as follows:

Year Ended December 31,
2014 (through March 31, 2014)	$14,999
2013	6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$10,492,213

The above unevaluated costs relate to the Company’s approximate 1,400,000 acre Nicaraguan Concessions.

The Company anticipates that these unproved costs in the table above will be reclassified to proved costs within the next five years.

Note 8 — Commitments and Contingencies

The Company has held no insurance coverage on its U.S domestic oil and gas properties for a number of years. The Company is not in compliance with Federal and State laws regarding the U.S. domestic oil and gas properties. The Company’s known compliance issues relate to the Texas Railroad Commission regarding administrative filings and renewal permits. The ultimate resolution of these compliance issues could have a material adverse impact on the Company’s financial statements.

Nicaraguan Concessions

The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year concession for both Perlas and Tyra as of March 31, 2014. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2013. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements pending renewal of the expired letters of credit and is in year three of the exploration phase of the 30-year Nicaraguan Concessions.

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	2	- Environmental Impact Study - Acquisition & interpretation of 333km of new 2D seismic - Acquisition, processing & interpretation of 667km of new 2D seismic (or equivalent in 3D)	26km2	$443,100

Sub-Period 2 Optional	1	- Acquisition, processing & interpretation of 200km2 of 3D seismic	53km2	$1,356,227

Sub-Period 3 Optional	1	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	80km2	$10,220,168

Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,397,335

Minimum Work Program - Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	1.5	- Environmental Impact Study - Acquisition & interpretation of 667km of existing 2D seismic - Acquisition of 667km of new 2D seismic (or equivalent in 3D)	26km2	$408,450

Sub-Period 2 Optional	0.5	- Processing & interpretation of the 667km 2D seismic (or equivalent in 3D) acquired in the previous sub-period	40km2	$278,450

Sub-Period 3 Optional	2	- Acquisition, processing & interpretation of 250km2 of new 3D seismic	160km2	$1,818,667

Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,418,667

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block

Area Fee	Yr. 1-3 Yr. 4-7 Yr. 8 fwd.	$0.05/hectare $0.10/hectare $0.15/hectare

Royalties	Recovery Factor 0 – 1.5 1.5 – 3.0 >3.0	Percentage 5% 10% 15%

Natural Gas Royalties	Market value at production	5%

Corporate Tax	Rate no higher than 30%

Social Contribution	3% of the net profit (1.5% for each autonomous region)

Investment Protection	ICSID arbitration OPIC insurance

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

Revenue Sharing Commitments

On March 23, 2009, the Company entered into a Securities Purchase Agreement, dated effective as of March 23, 2009, with Off-Shore Finance, an accredited investor, to issue a subordinated secured promissory note in the aggregate principal amount of up to $1,275,000 and a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. As of December 31, 2009, Off-Shore Finance had funded $1,275,000 (the “Funding Amount”).

Under the Revenue Sharing Agreement (the “Revenue Agreement”), Infinity assigned to Off-Shore Finance a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Off-Shore Finance by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Off-Shore Finance. In connection with its dissolution Off-Shore Finance assigned its RSP to its members. On June 6, 2009 the Company entered into a Revenue Sharing Agreement with the officers and directors for services provided. Infinity assigned to officers and directors a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

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

On September 8, 2009 the Company entered into a Revenue Sharing Agreement with Thompson Knight Global Energy Services (“Thompson Knight”) to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout. Infinity assigned to Thompson Knight a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Thompson Knight by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Thompson Knight. This Revenue Sharing Agreement is expected to expire as a result of the Letter of Intent entered into with Granada Exploration, LLC (See Note 10).

In connection with the extension of the Note payable with a $1,050,000 principal balance issued in December 2013, the Company entered into a Revenue Sharing Agreement effective May 2014. Infinity assigned to the note holder a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of 8/8ths of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

Lack of Compliance with Law Regarding Domestic Properties

Infinity is not in compliance with existing federal, state and local laws, rules and regulations for its domestic properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. For the year ended December 31, 2008 the remaining values of Infinity-Texas and Infinity-Wyoming were written down to zero as the Company focused solely on the development of the Nicaraguan Concessions. In addition, Infinity-Texas was disposed of in July 2012; however, the Company may remain liable for certain asset retirement costs should the new owner not complete its obligations. Management believes the estimate of asset retirement obligations, which includes the Company’s officer indemnification liabilities consisting of costs related to the plugging of wells, the removal of facilities and equipment and site restoration on oil and gas properties for its former Texas oil properties, is sufficient to cover any noncompliance liabilities. The Company no longer carries insurance on the domestic properties.

Contingent Fees

In addition to the Revenue Sharing Agreement with Thompson Knight to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout, the Company agreed to compensate Thompson Knight a success fee of 5% of the upfront cash fee paid to Infinity by a third party earning an interest in the Nicaragua asset up to $20 million and 10% of any amount exceeding the $20 million. A 2% success fee would be paid to Thompson Knight of the remaining cash investment in subsequent years. This success fee agreement is expected to expire as a result of the Letter of Intent entered into with Granada Exploration, LLC (See Note 10).

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

●	Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. Subsequent to March 31, 2014 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company has included the impact of this litigation as an accrued liability in the accompanying balance sheet.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Company’s offshore Nicaraguan concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013, and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

Note 9 — Related Party Transactions

The Company currently does not have any employees other than the CEO and CFO. Certain general and administrative services (for which payment is deferred) has been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and other administrative fees. For the three months ended March 31, 2014 and 2013, the Company was billed $0 for such services. The amount due to the CFO’s firm for services provided was $767,407 at March 31, 2014 and December 31, 2013, and is included in accrued liabilities at both dates.

The Company entered into a subordinated loan with Off-Shore Finance in the aggregate amount of $1,275,000 for funds for the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Off-Shore Finance (see Note 3) and the conversion of the Series B redeemable convertible preferred stock to common stock effective February 28, 2014. In the transaction, Offshore Finance exchanged all of its 15,016 shares of Series B preferred stock of the Company that it owned for 375,400 shares of Common Stock of the Company. Each share of Series B preferred stock had a liquidation and par value of $100. The Company also issued Offshore Finance an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 new shares of Common Stock which was valued at $4.00 per share, for a total of $1,681,792, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets. The managing partner of Off-Shore Finance and the CFO are partners in the accounting firm that the Company utilizes for general corporate purposes.

As of March 31, 2014 and December 31, 2013, the Company had accrued compensation to its officers and directors of $1,081,208 and $1,034,708, respectively.

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

In addition, the Company entered into a line-of-credit facility on September 23, 2013 which provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8%, and was renewed at its maturity on November 23, 2013 for an additional two months, or until January 23, 2014. On January 23, 2014 the parties renewed the credit facility until April 23, 2014 (subsequently renewed to February 28, 2015). The Company granted the holder of the line-of-credit common stock purchase warrants to acquire a total of 150,000 shares of common stock at an exercise price of $1.50 (as amended on January 23, 2014), which warrants are immediately exercisable and expire from September 23, 2018 to January 23, 2019, (as amended on January 23, 2014). The parties agreed as a condition to the renewal of the line-of-credit in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company estimated the fair value of these warrants at $60,290 as of the original grant date in 2013, which has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets. The Company estimated the fair value of these warrants, including the increased value of the amended warrants, to be $365,507 as of the renewal date in January 2014, which has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets.

On March 7, 2014 the Company borrowed $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full during April 2014.

Note 10 — Subsequent Events

On May 27, 2014 the Company and Timothy Berge settled the lawsuit filed by Mr. Berge, who had filed an action in the District Court, City and County of Denver Colorado number 09CV9566, and was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. The settlement required the Company to issue of 100,000 shares of common stock to pay $10,000 in cash to settle the matter which has been completed in June 2014.

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “Note”) with an original due date of March 12, 2014. On March 7, 2014 the Company and the lender agreed to extend the maturity date of the Note to May 9, 2014 and on such date the parties agreed to extend the maturity date of the Note to December 7, 2014. On November 19, 2014 the parties agreed to extend the maturity date of the Note to April 7, 2015 (the “New Maturity Date”). All other terms of the Note remain the same.

In connection with a previous extension of the Note to the new Maturity Date, the Company entered into a revenue sharing agreement with the lender to grant it an irrevocable right to receive a monthly payment equal to one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire. This percent increased to one percent (1%) when the Company did not pay the Note in full by August 7, 2014. Therefore, the revenue sharing agreement is fixed at 1%. The Company paid no other consideration in connection with the extensions of the Note, but paid the legal expenses of the lender related to the extensions of $25,000. The Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

In connection with its loan, the Company granted the lender a Warrant exercisable to purchase 1,000,000 shares of its common stock at an exercise price of $1.50 per share. In connection with the extension of the maturity date of the Note to the New Maturity Date, the parties amended the date for exercise of the Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 13,333,333 and the exercise price drops to $0.075 per share. All other terms of the Warrant remain the same.

Subsequent to March 31, 2014, the Company has issued a total of four new promissory notes for total cash proceeds of $450,000. The promissory notes have maturity dates, as amended, ranging from December 7, 2014 through February 28, 2015. In connection with these loans, the Company granted new warrants to purchase a total of 350,000 shares of common stock at an exercise price of $1.50 per share and 100,000 shares of common stock at an exercise price $1.00 per share. All of the warrants are immediately exercisable and terminate five years from their respective dates of issuance.

Subsequent to March 31, 2014, the Company was unable to pay the outstanding principal due on promissory notes representing $450,000 in debt on their respective maturity dates. The Company negotiated extensions of their maturity dates to February 28, 2015 and in consideration granted new warrants to purchase 450,000 shares of common stock at an exercise price of $1.00 per share with a five-year term, modified existing warrants covering 450,000 shares to provide for an increase in the term of such warrants to five years and reduced the exercise price to $1.00 per share.

Subsequent to March 31, 2014, the Company was unable to pay balances due on its line-of-credit with a related party with an outstanding balance of $18,468 as of March 31, 2014. The Company and such party agreed to extend the maturity date to February 28, 2015 and the Company granted new warrants to purchase 300,000 shares of common stock at exercise prices of $1.00 to $1.50 per share with a five-year term.

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

The Company has not resolved the contingency related to the expired letters of credit for its Nicaraguan Concessions (See Note 8). The Company continues to negotiate the renewal of the letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard.

Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Company’s offshore Nicaraguan concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013, and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

**********************

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the risk factors described below.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) while we have retired our debt obligations to Amegy and Off-Shore, we still have substantial obligations to a number of third parties, including a substantial short-term promissory note due in February and April 2015, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct required seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders, including Amegy; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxii) we require additional funds to remain in compliance with the requirements of our Nicaraguan Concessions, including our letters of credit with the Nicaraguan government; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; and (xxix) whether we will be able to find an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions, including entering into definitive agreements with Granada Exploration, LLC.

The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this quarterly report on Form 10-Q.

2014 Operational and Financial Objectives

Corporate Activities

We hold a 100% interest in the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. As of December 31, 2012, the Company was in Sub-Period 1 of the exploration phase of the 30-year concession for both Perlas and Tyra. The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year concession for both Perlas and Tyra as of March 31, 2014. In accordance with the Nicaraguan Concession agreements, we have provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2013. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders, although no assurance can be given that the Company will be successful in this regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements pending renewal of the letters of credit and is in year three of the exploration phase of the 30-year concessions.

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

Results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Overview

Infinity incurred a net loss applicable to common shareholders of $1,915,289, or $0.08 per share, for the three months ended March 31, 2014 compared to a net loss applicable to common shareholders of $2,147,982, or $0.10 per share, for the three months ended March 31, 2013. The Company issued Series A Preferred and Series B Preferred redeemable convertible stock effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred stock (which represents value attributable to holders of the Series A Preferred and Series B Preferred stock rather than common stock) affects the Company’s net income (loss) by $(25,527) and $(748,216) to arrive at net loss applicable to common shareholders for the three months ended March 31, 2014 and 2013, respectively.

Revenue

The Company had no revenues in either 2014 or 2013. It focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2014 or 2013. The Company sold its investment in Infinity-Texas in July 2012, which held its only producing properties at that time. The Company believes, however, that it may continue to have obligations relative to reclamation costs for its Texas properties through the date of the sale of Infinity-Texas. It continues to record a potential liability related to Texas reclamation costs of $734,897 as of March 31, 2014.

The Company has no domestic exploration and development activities. It is not actively working on any domestic property.

General and administrative expenses

Stock based compensation expenses of $559,962 for the three months ended March 31, 2014 decreased 33% from those in 2013, which were $831,932. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers. During the three months ended March 31, 2014, the Company granted 900,000 options, which have an exercise price of $3.00 and terms of ten years. A total of 300,000 options vested immediately while the remaining 600,000 options vest at a rate of one half for each of the two years thereafter. During the three months ended March 31, 2014, the grant date fair value of the stock options was reduced because of the drop in the Company’s stock price in relation to the exercise price of $3.00 per share. The issuance of stock options with exercise prices well above the market price at the date of grant caused the reduced amount of stock based compensation during the three months ended March 31, 2014 compared to 2013.

General and administrative expenses of $141,375 for the three months ended March 31, 2014 decreased 21% from those in 2013, which were $179,244. The decrease in general and administrative expenses is attributable to a decrease of $71,762 in legal fees expended in 2014 as the Company has changed service providers and reduced the usage of professional service providers in an effort to conserve cash. The decrease in legal fees was partially offset by an increase of $31,620 related to expenses related to its Nicaraguan Concessions as the activities progressed to the exploration phase and 2D and 3D seismic mapping activities commenced after the Environmental Impact Assessment was accepted by the Nicaraguan government.

Other income (expense)

Interest expense increased from $358,297 for the three months ended March 31, 2013 to $1,246,134 in 2014. This significant increase was attributable to the fact that during December 2013 and early in 2014 the Company borrowed approximately $1,135,000 on a short-term basis by issuing subordinated promissory notes with detachable warrants to purchase common shares. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. The non-cash amortization of debt discount aggregated $1,202,516 and $339,116 during the three months ended March 31, 2014 and 2013, respectively, which reflects the usage of short-term notes with detachable purchase warrants by the Company to attract new capital. The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

The estimated fair value of the Company’s derivative liabilities, all of which are related to the conversion features and detachable warrants issued in connection with notes payable as of March 31, 2014 and recorded the change in the valuation of derivative liabilities as income or loss in the statement of operations. The valuation of the derivative liabilities resulted in a loss of $15,126 and $30,293 for the three months ended March 31, 2014 and 2013, respectively.

Other income increased to $72,835 in for the three months ended March 31, 2014. Other income in 2014 primarily related to derecognition of certain liabilities due to the expiration of the statute of limitations on collection.

Income Tax

For income tax purposes, the Company has estimated its net operating loss carry-forwards as of March 31, 2014 to approximate $56,925,000, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

Net loss

As a result of the above, we reported a net loss of $1,889,762 and $1,399,766 for the three months ended March 31, 2014 and 2013, respectively, a deterioration of $489,996 (35%).

Loss applicable to common shareholders

The Company classified both Series A Preferred and Series B Preferred stock as mezzanine securities in the consolidated balance sheet. Both Series A Preferred and Series B Preferred stock were accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. During the three months ended March 31, 2014 and 2013, the recorded fair value of Series A Preferred and Series B Preferred stock accreted (increased in calculated present value) by $-0- and $530,692, respectively. Accrued dividends payable on the Series A Preferred and Series B Preferred stock in the amount of $25,527 and $217,524 were recorded during the three months ended March 31, 2014 and 2013, respectively. The holders of the Series A Preferred stock converted their stock into shares of common stock on December 30, 2013 and the holders of the Series B Preferred stock converted their preferred stock to shares of common stock on February 28, 2014.

The Series A Preferred and Series B Preferred stock had a preference over common shareholders and therefore such amounts have been deducted from net loss to report loss applicable to common shareholders of $1,915,289 and $2,147,982 for the three months ended March 31, 2014 and 2013, respectively.

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

The basic and diluted net loss per share was $0.08 and $0.10 for the three months ended March 31, 2014 and 2013, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2014 and 2013 because of the net loss reported for each period. Potential common shares as of March 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 6,662,210 shares which included 2,362,710 outstanding warrants, and 4,299,500 outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses. We financed our operations primarily through a line of credit with Amegy Bank and Offshore Finance through February 28, 2012, when we entered into definitive agreements with Amegy and Off-Shore Finance relating to outstanding debt and other obligations we owed to them. Effective April 13, 2012, the transactions contemplated under these agreements closed and we issued shares of common stock and Series A Preferred and Series B Preferred stock in satisfaction of all the outstanding Amegy and Off-Shore debt, related accrued interest and other fees, and the Amegy Warrant. Although the conversion of Amegy and Offshore Finance debt to equity in 2012 and the sale of Infinity-Texas in 2012 relieved us of a considerable portion of our current liabilities, we continue to have a significant working capital deficit and we continue to experience substantial liquidity issues. Amegy exchanged all of its shares of Series A Preferred, including accrued and unpaid dividends, for shares of common stock as of December 30, 2013 and Offshore Finance converted all of its shares of Series B Preferred, including accrued and unpaid dividends, into shares of common stock on February 28, 2014.

During 2012 we borrowed $250,000 under a short-term credit facility with a related party. We issued an interest-bearing note and common stock purchase warrants in connection with the facility. During 2013 we borrowed approximately $1,825,000 from third parties on a short-term basis by issuing various subordinated promissory notes with detachable warrants to purchase shares of common stock. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. We used the proceeds of these notes to repay previously issued notes, including the foregoing related party note, meet obligations and conduct seismic mapping related to our Nicaraguan Concessions and provide working capital.

In April 2013, we conducted a private placement of units composed of common stock and warrants under which we raised $890,000 in proceeds and exchanged $125,000 principal amount of an outstanding note plus accrued interest for units. We used part of these proceeds to retire notes issued earlier in 2013.

As of March 31, 2014 we owed a net of $1,175,000 plus accrued interest on three promissory notes, which have all been extended to maturity dates in January 2015 through February 28, 2015.

Subsequent to March 31, 2014, we issued a total of four new promissory notes for total cash proceeds of $450,000. The promissory notes have maturity dates, as amended, ranging from December 7, 2014 through February 28, 2015. We granted new warrants to purchase a total of 350,000 common shares of stock at an exercise price of $1.50 per share and 100,000 common shares at $1.00 per share, all of which warrants are immediately exercisable and terminate five years from the date of issuance.

Subsequent to March 31, 2014, we were unable to pay the outstanding principal due on promissory notes representing $450,000 in debt on their respective maturity dates. We negotiated extensions of their maturity dates to February 28, 2015 and in this connection we granted new warrants to purchase 450,000 shares of common stock at an exercise price of $1.00 per share with a five-year term, modified existing warrants covering 450,000 shares to increase in the term of warrants to five years and reduce the exercise price to $1.00 per share.

Subsequent to March 31, 2014, we were unable to pay balances due on our line-of-credit with a related party with an outstanding balance of $18,468 as of March 31, 2014. We and such party agreed to extend the maturity date to February 28, 2015 and we granted new warrants to purchase 300,000 shares of common stock at exercise prices of $1.00 to $1.50 per share with a five-year term.

On October 13, 2014 the Company announced that it had entered into a Letter of Intent (“LOI”) with Granada Exploration, LLC, which has agreed to join with the Company to explore for potential hydrocarbons beneath Infinity’s 1.4 million-acre oil and gas concessions in the Caribbean Sea offshore Nicaragua. Under the terms of the LOI, Granada Exploration will provide its services in exchange for a working interest in the Nicaraguan Concessions. The scope of such services will be more specifically described in a mutually acceptable Exploration Services Agreement (“ESA”), which is currently being negotiated and finalized. The ESA is anticipated to provide that Granada will earn an assignment from Infinity of an undivided 30% working interest in the Concessions, based on an 80% net revenue interest. Granada and Infinity are also anticipated to enter into a Joint Operating Agreement. Granada may, at its discretion, participate in an initial exploratory well for up to an additional undivided 20% working interest, on a prospect-by-prospect basis, with such additional interest to be based on an 80% net revenue interest.

The LOI is subject to Granada’s normal and customary due diligence including the evaluation of the Company’s Form 10-K and 10-Q filings, concession documents showing that the Company is in good standing with the Nicaraguan government, negotiation and approval of mutually acceptable formal agreements, and final approval by a majority of the partners that comprise Granada Exploration, LLC.

We have not resolved the contingency related to the expired letters of credit for our Nicaraguan Concessions (See Note 8). We continue to negotiate the renewal of the letters of credit with the Nicaraguan Government and our lenders; however, there can be no assurance that we will be successful in that regard.

Our current financial condition has made traditional bank loans and normal financing terms unattainable therefore we may find it necessary to continue with these types of short-term borrowings with high effective interest rates. We believe these short-term borrowings with high effective interest rate will continue to be the primary source of our working capital during 2014.

Phase II of Sub Period 1 started April 13, 2013, when the Nicaraguan Government approved the environmental impact study. The minimum cash requirements related to the Nicaraguan Concessions for the next twelve month period will be approximately $5,415,000, of which $4,945,000 is related to seismic activities and $470,000 is related to the training fees, area fees and other expenditures under the Nicaraguan Concessions. We estimate that the total actual cost of 2D and 3D seismic activities for the acreage will be a minimum of $8,000,000 (which includes $5,937,013 already expended for seismic activities) over the next 18-24 month period. In addition to the minimum cash requirements related to the Nicaraguan Concessions, we estimate that we will require approximately $315,000 of working capital to maintain corporate operations for the next 12 months, not including debt obligations owed to third parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of March 31, 2014, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

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

●	Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. Subsequent to March 31, 2014 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company has included the impact of this litigation as an accrued liability in the accompanying balance sheet.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Company’s offshore Nicaraguan concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013, and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information regarding the issuance of unregistered securities by the Company during the three months ended March 31, 2014.

Effective February 28, 2014, the Company received Conversion Notices from Offshore Finance that effected the conversion of all Series B preferred stock outstanding including accrued and unpaid dividends thereon into shares of Common Stock. In the transaction, Offshore Finance exchanged all of its 15,016 shares of Series B preferred stock for 375,400 shares of Common Stock of the Company. Each share of Series B preferred stock had a liquidation and par value of $100. The Company also issued Offshore Finance an additional 45,048 shares of Common Stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 new shares of Common Stock valued at $4.00 per share, for a total of $1,681,792, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

In issuing the shares of Common Stock in exchange for the Series B Preferred stock the Company relied on the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the shares of Common Stock in lieu of the accrued and unpaid dividends on the Series B Preferred stock. The Company did not pay any compensation or fees to any party in connection with the issuance of the shares of Common Stock.

The exchange of the Series B Preferred stock for Common Stock cancelled the Series B Preferred and thus eliminated any future dividend accrual and liquidation preferences that the Series B Preferred stock had over the outstanding shares of Common Stock.

During the three months ended March 31, 2014, the Company borrowed a total of $135,000 from entities or individuals as follows:

●	On January 7, 2014 it borrowed a total of $25,000 from an individual under a convertible note payable with the conversion price at $1.50 per share. The term of the note was for one year and it bore interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 25,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not paid in full by its maturity date, the conversion price of the note and exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $37,323 as discounts on note payable and as a derivative liability in the same amount, as of the date of the note. Interest expense for the three months ended March 31, 2014 includes discount amortization in the amount of $18,008 and as of March 31, 2014, the unamortized discount amounted to $19,315.

●	On March 31, 2014 it borrowed a total of $100,000 from an entity under a convertible note payable with the conversion price being at a rate of $1.50 per share. The term of the note was for a period of 180 days and it bore interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase of 100,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not be paid in full by its maturity date, the conversion price of the note and the exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $143,502 as a discount on note payable and as a derivative liability in the same amount, as of the date of the note. Interest expense for the three months ended March 31, 2014 includes discount amortization in the amount of $43,502 and as of March 31, 2014, the unamortized discount amounted to $100,000.

●	On March 7, 2014 the Company borrowed $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full during April 2014.

In connection with its new loans, the Company relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the notes and warrants. It paid no compensation in connection with the issuance of the notes and warrants.

The Company entered into a line-of-credit facility on September 23, 2013, which after amendments, provides for borrowings on a revolving basis up to a maximum of $100,000 at December 31, 2013. The parties agreed to extend the maturity date of this facility November 23, 2013 to January 23, 2014 and subsequently to February 28, 2015. The entity providing the credit facility is owned by an officer of another corporation for which the Company’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured and bears interest at 8% per annum. The Company granted the lender common stock purchase warrants to acquire a total of 150,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants are immediately exercisable and expire from September 23, 2018 to January 23, 2019 (as amended on January 23, 2014). The parties agreed as a condition to the renewal of the line-of-credit in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment credit facility and warrants. It relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the credit facility and warrants.

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	December 16, 2014
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	December 16, 2014
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

