Form 10-Q
period 2014-06-30
INFINITY ENERGY RESOURCES, INC
filed 2014-12-19
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 0-17204

INFINITY ENERGY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3126427
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11900 College Blvd, Suite 310, Overland Park, KS 66210

(Address of principal executive offices) (Zip Code)

(913) 948-9512

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at December 16, 2014
Common Stock, $0.0001 par value	25,559,678

PART I - Financial Information

Item 1. Financial Statements

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$88,411	$74
Prepaid expenses	12,222	12,723
Total current assets	100,633	12,797

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down
Unproved	10,180,467	10,477,214

Total assets	$10,281,100	$10,490,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,889,023	$5,705,367
Accrued liabilities (including $767,407 due to related party at both dates)	2,418,238	2,733,500
Income tax liability	150,000	150,000
Accrued interest and fees – bank and other	260,632	194,238
Officer indemnification	734,897	734,897
Current portion of asset retirement obligations	432,027	432,027
Derivative liabilities	1,191,318	853,365
Line-of-credit with related party	32,802	94,640
Notes payable-short term, net of discounts of $518,239 and $784,096 at June 30, 2014 and December 31, 2013, respectively	1,006,761	265,904
Total current liabilities	12,115,698	11,163,938

Long-term liabilities:
Asset retirement obligations, less current portion	549,079	549,079
Total long-term liabilities	549,079	549,079

Total liabilities	12,664,777	11,713,017

Redeemable, convertible preferred stock, par value $.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series A, -0- shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Series B (related party), -0- and 15,016 shares issued and outstanding at June 30, 2014 and December 31, 2013, liquidation preference of $-0- and $1,501,600 plus undeclared dividends of $-0- and $154,665 at June 30, 2014 and December 31, 2013, respectively	—	1,656,265
Total redeemable, convertible preferred stock	—	1,656,265

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 25,459,678 and 25,039,230 shares at June 30, 2014 and December 31, 2013, respectively	2,556	2,503
Additional paid-in capital	106,752,797	103,742,424
Accumulated deficit	(109,139,030)	(106,624,198)
Total stockholders’ deficit	(2,383,677)	(2,879,271)
Total liabilities and stockholders’ deficit	$10,281,100	$10,490,011

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating expenses (income):
General and administrative expenses	$402,314	$372,776	$1,103,650	$1,383,952
Gain on settlement of litigation	(179,877)	-	(179,877)	-
Total operating expenses	222,437	372,776	923,773	1,383,952

Operating loss	(222,437)	(372,776)	(923,773)	(1,383,952)

Other income (expense):
Interest expense	(644,736)	(403,789)	(1,890,871)	(762,086)
Change in derivative fair value	242,103	5,883	226,977	(24,410)
Loss on conversion of note payable	-	(11,085)	-	(11,085)
Other income	-	-	72,835	-
Total other income (expense)	(402,633)	(408,991)	(1,591,059)	(797,581)

Loss before taxes	(625,070)	(781,767)	(2,514,832)	(2,181,533)
Income tax expense (benefit)	-	-	-	-

Net loss	(625,070)	(781,767)	(2,514,832)	(2,181,533)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	(217,524)	(25,527)	(435,048)

Accretion of Series A and B redeemable, convertible preferred stock	-	(553,715)	-	(1,084,407)

Loss applicable to common shareholders	$(625,070)	$(1,553,006)	$(2,540,359)	$(3,700,988)

Basic and diluted net loss per share:
Basic	$(0.02)	$(0.07)	$(0.10)	$(0.18)
Diluted	$(0.02)	$(0.07)	$(0.10)	$(0.18)

Weighted average shares outstanding – basic and diluted	25,497,456	21,179,704	25,343,089	20,925,551

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2014

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	25,039,230	$2,503	$103,742,424	$(106,624,198)	$(2,879,271)

Stock based compensation	-	-	761,967	-	761,967

Common stock purchase warrants issued for debt issuance costs	-	-	477,194	-	477,194

Common stock issued in settlement of litigation	100,000	10	114,990	-	115,000

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(25,527)	-	(25,527)

Conversion of Series B redeemable, convertible preferred stock to common stock	420,448	43	1,681,749	-	1,681,792

Net loss			-	(2,514,832)	(2,514,832)

Balance, June 30, 2014	25,459,678	$2,556	$106,752,797	$(109,139,030)	$(2,383,677)

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,514,832)	$(2,181,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of asset retirement obligations	-	44,645
Stock-based compensation	761,967	1,122,653
Change in fair value of derivative liability	(242,103)	24,410
Amortization of debt discount	1,795,977	727,797
Gain on settlement of litigation	(179,877)	-
Common stock issued for services	-	39,750
Loss on conversion of note payable	-	11,085
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	(7,344)
Increase (decrease) in accounts payable and accrued liabilities	239,665	(217,884)
Net cash used in operating activities	(139,203)	(436,421)

Cash flows from investing activities:
Investment in oil and gas properties	(185,622)	(217,420)
Net cash used in investing activities	(185,622)	(217,420)

Cash flows from financing activities:
Proceeds from debt and subordinated note payable	485,000	825,000
Repayment of notes payable	-	(700,000)
Repayment of notes payable to related party	(10,000)	(250,000)
Proceeds from private placement of common stock and warrants	-	890,000
Net change in line-of-credit	(61,838)	-
Net cash provided by financing activities	413,162	765,000

Net decrease in cash and cash equivalents	88,337	111,159

Cash and cash equivalents:
Beginning	74	32,721
End	$88,411	$143,880

Supplemental cash flow information:
Cash paid for interest	$-	$16,410
Cash paid for taxes	-	-

Supplemental noncash disclosures:
Noncash capitalized overhead and interest	$-	$12,500
Discount from warrant derivative issued in connection with notes payable	580,056	698,064
Issuance of common stock purchase warrants for debt issuance costs	477,194	-
Issuance of common stock in settlement of litigation	115,000	-
Series B Preferred shares and related accrued dividends satisfied by issuance of common shares	1,681,749	-
Issuance of Revenue Sharing Interest In Nicaraguan concession to Note holder	482,369	-
Conversion of note and accrued interest to common stock	-	126,673
Transition of derivative liability to equity	-	764,982
Accretion in fair value of redeemable preferred stock	-	1,084,407
Preferred dividends accrued	25,527	435,048

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

On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity is conducting activities to develop geological information from the processing and evaluation of newly acquired and existing 2-D and 3-D seismic data that was acquired for the Nicaraguan Concessions. Infinity is seeking capital to continue its geological activities and offers from other industry operators and other third parties for interests in the acreage in the Nicaraguan Concession in exchange for cash and a carried interest in exploration and development operations.

Going Concern

As reflected in the accompanying consolidated statements of operations, the Company has had a history of losses. In addition, the Company has a significant working capital deficit and is currently experiencing substantial liquidity issues.

On February 28, 2012, we signed definitive agreements with Amegy Bank (“Amegy”) and Off-Shore Finance, LLC (“Off-Shore”) relating to outstanding debt and other obligations we owed to them (see Note 3). On December 30, 2013, we completed the exchange of all 130,000 shares of Series A Preferred Stock and accrued dividends that Amegy owned for a total of 3,591,250 shares of our common stock. Although the cash outflow necessary to pay Amegy has been eliminated under terms of the agreements, we are still in need of additional capital to meet our obligations under the Nicaraguan Concessions, and are seeking sources of additional equity or debt financing. There can be no assurance that we will be able to obtain such capital or obtain it on favorable terms.

The Company conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over its Nicaraguan Concessions. It issued letters of credit totaling $851,550 for this and additional work on the leases as required by the Nicaraguan Concessions, which letters of credit have now expired. The Company is in negotiations with the Nicaraguan Government and its lenders to renew the letters of credit, although there is no assurance that it will be successful in that regard. The Company has completed certain activity under the initial work plan to date, but there remains significant additional activities to comply with the Nicaraguan Concessions. The Company intends to seek joint venture or working interest partners prior to the commencement of any significant exploration or drilling operations on the Nicaraguan Concessions. The Company satisfied its commitment under the Nicaraguan Concessions to acquire, process and interpret additional 2-D/3-D seismic data. The Company is evaluating the newly acquired seismic data and is in process of selecting potential exploratory drill sites in accordance with the Nicaragua Concessions. The Company must gain approval of the drill sites upon submission of an updated environmental impact assessment before commencing with exploration activities. The Company currently does not have the working capital to complete the activities required by the work plan and consequently it must raise the necessary funding to fulfil such requirements. There are substantial operational and financial issues that must be successfully mitigated during 2014 and 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt.

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

The estimated fair value of the Company’s derivative liabilities, all of which are related to detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of June 30, 2014 and December 31, 2013 were classified under the fair value hierarchy as Level 3

There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the six months ended June 30, 2014 and 2013.

Reclassifications

Certain amounts in the prior period were reclassified to conform with the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 — Debt

Debt consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Line-of-credit with related party	$32,802	$94,640
Notes payable, short term:
Note payable, net of unamortized discount of $217,940 and $784,096, of June 30, 2014 and December 31, 2013, respectively	$832,060	$265,904
Note payable, net of unamortized discount of $13,151 and $-0-, as of June 30, 2014 and December 31, 2013, respectively	$11,849	$-
Note payable, net of unamortized discount of $50,273 and $-0-, as of June 30, 2014 and December 31, 2013, respectively	$49,727	$-
Notes payable, net of unamortized discount of $178,952 and $-0-, as of June 30, 2014 and December 31, 2013, respectively	$71,048
Note payable, net of unamortized discount of $57,923 and $-0-, as of June 30, 2014 and December 31, 2013, respectively	$42,077
Total notes payable, short-term	$1,006,761	$265,904

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 which provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8%, and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. On such date the parties renewed the credit facility until April 23, 2014 and on April 23, 2014 they renewed the facility to July 23, 2014. On such date they again renewed the facility to February 28, 2015). The Company granted the lender of the facility common stock purchase warrants exercisable to purchase 250,000 shares of common stock at an exercise price of $1.50 per share, which are immediately exercisable and expire from September 23, 2018 to April 23, 2019 (as amended on January 23, 2014). The parties agreed as a condition to the renewal of the line-of-credit in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company estimated the fair value of these warrants at $60,290 as of the original grant date in 2013, which has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets. The Company estimated the fair value of these new warrants and the increased value of the amended warrants to be $477,194 as of the respective renewal date in 2014, which has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets.

Such costs are amortized ratably over the term of the credit facility which totaled $47,568 for the year ended December 31, 2013 and the remaining unamortized balance was $12,723 as of December 31, 2013. During the six months ended June 30, 2014, a total of $477,695 of debt issuance costs were amortized to interest expense and the remaining unamortized balance was $12,222 as of June 30, 2014.

Note Payable – Short-term

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The loan is represented by a promissory note (the “Note”), bears interest at the rate of 8% per annum and is payable, interest and principal in full on December 7, 2014 after several extensions, including one in May 2014. It may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

In connection with its loan, the Company granted the lender a common stock purchase warrant exercisable to purchase 1,000,000 shares of its common stock at an exercise price of $1.50 per share for a period commencing March 14, 2014 and expiring on the third anniversary of such date. If the Company fails to pay the Note on its maturity date, the number of shares issuable under the warrant increases to 13,333,333 and the exercise price drops to $0.075 per share.

Other than the $1,050,000 short-term note described above, during the six months ended June 30, 2014, the Company borrowed a total of $485,000 from entities or individuals as follows:

●	On January 7, 2014 it borrowed a total of $25,000 from an individual under a convertible note payable with a conversion price of $1.50 per share. The term of the note was for one year and it bore interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 25,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not paid in full by its maturity date, the conversion price of the note and exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $37,323 as discounts on note payable and as a derivative liability in the same amount, as of the date of the note. Interest expense for the six months ended June 30, 2014 includes discount amortization in the amount of $24,172 and as of June 30, 2014, the unamortized discount amounted to $13,151.

●	On March 31, 2014 it borrowed a total of $100,000 from an entity under a convertible note payable with a conversion price of $1.50 per share. The term of the note was for a period of 180 days and it bore interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase of 100,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not be paid in full by its maturity date, the conversion price of the note and the exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $143,502 as a discount on note payable and as a derivative liability in the same amount, as of the date of the note. Interest expense for the six months ended June 30, 2014 includes discount amortization in the amount of $93,229 and as of June 30, 2014, the unamortized discount amounted to $50,273.

●	On April 4, 2014 and June 7, 2014 it borrowed a total of $250,000 from an entity under two convertible notes payable with the conversion rate of $1.50 per share. The term of the notes was for a period of 180 days and bore interest at 8% per annum. In connection with the loan the Company issued the entity a warrant excisable to purchase 250,000 shares of common stock at $1.50 per share for a term of five years from the date of the notes. The terms of the notes and warrants provide that if the notes and interest are not be paid in full by their respective maturity dates, the conversion price of the notes and the exercise price of the warrants automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $278,585 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective note. Interest expense for the six months ended June 30, 2014 includes discount amortization in the amount of $99,633 and as of June 30, 2014, the unamortized discount amounted to $178,952.

●	On April 14, 2014 it borrowed a total of $100,000 from an entity under a convertible note payable with the conversion rate of $1.50 per share. The term of the note was for a period of 180 days and bore interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 100,000 shares of common stock at $1.50 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the conversion price of the note and exercise price of the warrants automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $105,520 as a discount on note payable and as a derivative liability in the same amount, as of the date of the note. Interest expense for the six months ended June 30, 2014 includes discount amortization in the amount of $47,597 and as of June 30, 2014, the unamortized discount amounted to $57,923.

●	On March 7, 2014 it borrowed a total of $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full in April 2014.

Conversion of note payable to common stock

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

Interest Bearing Liabilities to Vendors

At June 30, 2014 and December 31, 2013, the Company had agreed to pay interest of 8% on certain accrued liabilities aggregating $410,500. Interest expense totaled $8,187 for each of the three months ended June 30, 2014 and 2013 and $16,285 for each of the six months ended June 30, 2014 and 2013. Total accrued interest related to this agreement was $163,300 and $147,015 as of June 30, 2014 and December 31, 2013, respectively.

Note 3 — Cancellation of Debt and Related Obligations and Issuance of Securities in Exchange for Debt

On February 28, 2012, the Company signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations owed them. In accordance with these agreements, on April 13, 2012, the Company issued Amegy 2,000,000 shares of common stock and 130,000 shares of Series A redeemable convertible preferred stock, and issued Off-Shore 15,016 shares of Series B redeemable convertible preferred stock. Amegy also agreed to cancel the Amegy Warrant (that had originally been issued in February 2011) exercisable to purchase 931,561 shares of common stock. In aggregate, the Company cancelled debt, accrued interest and fees and the derivative liability that had been recorded relative to the Amegy Warrant in the aggregate amount of $21,883,393.

The Series A and Series B redeemable convertible preferred stock have a 6% annual dividend and are convertible into common stock at a price of $6.50 per share. Both series of preferred stock automatically convert into common stock if the average of the closing prices of the common stock for 30 consecutive trading days equals at least $7.50 per share. The Company has the right to redeem both series of preferred stock at any point for an amount equal to their issue price of $100 per share plus all accrued and unpaid dividends; however, the Series A preferred stock has a higher liquidation preference and must be redeemed prior to any redemption of Series B preferred stock. Commencing January 1, 2013, the Series A preferred stock will vote with the common stock on all matters presented to the holders of the common stock. Beginning January 1, 2014, the Series A preferred shareholders will have a majority vote on all such matters and the right to elect a majority of the Board of Directors if the Series A preferred stock has not been redeemed or converted into common stock. Series B preferred stock has no voting privileges. Neither series of preferred stock is transferrable for 180 days after issuance.

On December 30, 2013, the Company completed all transactions contemplated by a Stock Exchange Agreement (the “Agreement”) between it and Amegy Bank, N.A. (“Amegy”). Under the Agreement Amegy exchanged all of its 130,000 shares of Series A preferred stock for 3,250,000 shares of common stock of the Company. Each share of Series A preferred stock had a price of $100. Amegy also agreed to receive an additional 341,250 shares of common stock for $1,365,000, the amount of the accrued and unpaid dividends on the Series A preferred stock as of the date of the transaction. As a result, the Company issued a total of 3,591,250 shares of common stock valued at $4.00 per share. Accordingly, the transactions were valued at $14,365,000, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

Effective February 28, 2014, the Company received Conversion Notices from Offshore that effected the conversion of all Series B preferred stock outstanding, including accrued and unpaid dividends thereon, into shares of common stock. In the transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock that it owned for 375,400 shares of common stock of the Company. Each share of Series B preferred stock had a price of $100. The Company also issued Offshore an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 new shares of Common Stock valued at $4.00 per share. Accordingly, the transactions were valued at $1,681,792, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of June 30, 2014 and December 31, 2013, 148,463 shares were available for future grants under all plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data for the years ended December 31, 2013. The actual forfeiture rate could differ from these estimates. The following table summarizes the inputs used in the calculation of fair value of options granted during the six months ended June 30, 2014:

Six months Ended
June 30, 2014
Expected term (in years)	6.0
Expected stock price volatility	136%
Expected dividends	-
Risk-free rate	1.955%

The following table summarizes stock option activity for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,399,500	$4.14	6.4 years	$389,815
Granted	900,000	3.00	10.0 years
Exercised	-	-
Forfeited	(95,000)	4.16
Outstanding at June 30, 2014	4,204,500	$3.89	6.8 years	$303,910
Outstanding and exercisable at June 30, 2014	3,167,833	$4.18	6.2 years	$303,910

The Company stock-based compensation expense in connection with the vesting of options granted above in the amount of $761,967 and $1,122,653 during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, the Company granted 900,000 options which have an exercise price of $3.00 and a term of ten years. A total of 300,000 options vested immediately while the remaining 600,000 options vest at a rate of one half for each of the two years thereafter. The weighted average grant date fair value for these options was $1.22 per share that was calculated using the Black-Scholes option model.

The unrecognized compensation cost as of June 30, 2014 related to the unvested stock options as of that date was $529,953.

Note 5 — Derivatives – Warrants Issued Relative to Note Payables

The estimated fair value of the Company’s derivative liabilities, all of which are related to the conversion features and detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the note payable and warrant agreement terms (Note 2) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). When the note payable is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date. None of the notes payable were extinguished during the six months ended June 30, 2014. A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of the date of the transition from liability to equity during the six months ended June 30, 2014 is as follows:

	Upon Issuance	As of date of transition to equity	As of June 30, 2014

Volatility – range	91% - 156%	n/a	102% - 123%
Contractual term	0.5 - 5 years	n/a	0.5 - 5 years
Exercise price	$1.50	n/a	$1.50
Number of warrants in aggregate	675,000	n/a	1,675,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2013	$853,365
Fair value of warrant derivative at issuance date	580,056
Unrealized derivative gains included in other expense	(242,103)
Transition of derivative liability to equity	-
Balance at June 30, 2014	$1,191,318

Note 6 —Warrants

The following table summarizes warrant activity for the six months ended June 30, 2014:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2013	2,137,710	$2.03
Issued in conjunction with notes payable (Note 2)	475,000	1.50
Issued in conjunction with line-of-credit (Note 2)	200,000	1.50
Exercised	-	-
Outstanding and exercisable at June 30, 2014	2,812,710	$1.76

The weighted average term of all outstanding common stock purchase warrants was 3.54 and 2.68 years as of June 30, 2014 and December 31, 2013, respectively. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of June 30, 2014 and December 31, 2013.

Note 7 — Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of June 30, 2014 and December 31, 2013, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred during the six months ended June 30, 2014 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Six months ended June 30, 2014
Property acquisition costs:
Proved	$-
Unproved	-
Total property acquisition costs	-
Development costs	-
Exploration costs	185,622
Total costs	$185,622

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	June 30, 2014	December 31, 2013

Proved oil and gas properties	$-	$-
Unproved oil and gas properties	10,662,836	10,477,214
Total	10,662,836	10,477,214
Less accumulated depreciation, depletion, amortization and ceiling write-downs	-	-
Less amount allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 2)	(482,369)	-
Net capitalized costs	$10,180,467	$10,477,214

Costs Not Being Amortized

Oil and gas property costs not being amortized at June 30, 2014, by year that the costs were incurred, are as follows:

Year Ended December 31,
2014 (through June 30, 2014)	$185,622
2013	6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$10,662,836

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

Nicaraguan Concessions

The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year concession for both Perlas and Tyra as of June 30, 2014. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2013. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, subject to renewal of the expired letters of credit and is in year three of the exploration phase of the 30-year Nicaraguan Concessions.

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

Under the Revenue Sharing Agreement (the “Revenue Agreement”), Infinity assigned to Off-Shore a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Off-Shore by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Off-Shore. In connection with its dissolution Off-Shore assigned its RSP to its members.

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

In connection with the extension of the Note payable with a $1,050,000 principal balance issued in December 2013, the Company entered into a Revenue Sharing Agreement effective May 2014. Infinity assigned to the note holder a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of 8/8ths of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions and does not create any rights in the Nicaraguan Concessions for officers and directors.

Lack of Compliance with Law Regarding Domestic Properties

Infinity is not in compliance with existing federal, state and local laws, rules and regulations for its domestic properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. For the year ended December 31, 2008 the remaining values of Infinity-Texas and Infinity-Wyoming were written down to zero as the Company focused solely on the development of the Nicaraguan Concessions. In addition, Infinity-Texas was disposed of in July 2012; however, the Company may remain liable for certain asset retirement costs should the new owner not complete their obligations. Management believes the estimate of asset retirement obligations which includes the Company’s officer indemnification liabilities consisting of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former Texas oil properties is sufficient to cover any noncompliance liabilities. The Company no longer carries insurance on the domestic properties.

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

The Company is currently involved in litigation as follows:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and has claiming breach of contract for failure to pay amounts due. On October 13, 2011, a default judgment was entered against the Company in the amount of $445,521 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

●	Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as officer indemnification liability on the consolidated balance sheets.

●	Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 100,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000 resulting in a gain of $179,878, which was recorded in the statement of operations.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Company’s offshore Nicaraguan concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013, and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

Note 9 — Related Party Transactions

The Company currently does not have any employees other than the CEO and CFO. Certain general and administrative services (for which payment is deferred) has been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and other administrative fees. For the three and six months ended June 30, 2014 and 2013, the Company was billed $0 for such services. The amount due to the CFO’s firm for services provided was $767,407 at June 30, 2014 and December 31, 2013, and is included in accrued liabilities at both dates.

The Company entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds for the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Off-Shore (see Note 3) and the conversion of the Series B redeemable convertible preferred stock to common stock effective February 28, 2014. The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for its general corporate purposes. In the transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock of the Company that it owned for 375,400 shares of Common Stock of the Company. Each share of Series B preferred had a liquidation and par value of $100. The Company also issued Offshore an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 new shares of Common Stock which was valued at $4.00 per share for a total of $1,681,792 which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

As of June 30, 2014 and December 31, 2013, the Company had accrued compensation to its officers and directors of $1,115,208 and $1,034,708, respectively.

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

The Company entered into a line-of-credit facility on September 23, 2013 that provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8%, and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. On January 23, 2014 the parties renewed the credit facility until April 23, 2014 and on April 23, 2014 they renewed it to July 23, 2014. They subsequently renewed the facility to February 28, 2015. The Company granted the lender common stock purchase warrants exercisable to purchase 250,000 shares of common stock at a price of $1.50 per share, which warrants are immediately exercisable and expire from September 23, 2018 to January 23, 2019. The parties agreed as a condition to the renewal of the line-of-credit in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company estimated the fair value of these warrants at $60,290 as of the original grant date in 2013, which has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets. The Company estimated the fair value of these new warrants and the increased value of the amended warrants, to be $477,194 as of the respective renewal date in 2014, which has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets.

On March 7, 2014 the Company borrowed $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full in April 2014.

Note 10 — Subsequent Events

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “Note”) with an original due date of March 12, 2014. On March 7, 2014 the Company and the lender agreed to extend the maturity date of the Note to May 9, 2014 and on such date the parties agreed to extend the maturity date of the Note from May 9, 2014 to December 7, 2014. On November 19, 2014 the parties agreed to extend the maturity date of the Note to April 7, 2015 (the “New Maturity Date”). All other terms of the Note remain the same.

In connection with a previous extension of the Note, the Company entered into a definitive revenue sharing agreement with the lender to grant it an irrevocable right to receive a monthly payment equal to one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire. This percent increased to one percent (1%) when the Company did not pay the Note in full by August 7, 2014. Therefore, the revenue sharing agreement is fixed at 1%. The Company paid no other consideration in connection with the extension of the Note, but paid the legal expenses of the lender related to the extensions of $25,000. The Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

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

Subsequent to June 30, 2014, the Company has issued two new promissory notes for total cash proceeds of $100,000. The promissory notes have maturity dates, as amended, of February 28, 2015. In connection with these loans the Company granted new warrants exercisable to purchase a total of 150,000 shares of common stock at an exercise price of $1.00 per share. All of such warrants are immediately exercisable and terminate five years from the date of issuance.

Subsequent to June 30, 2014, the Company was unable to pay the outstanding principal due on promissory notes representing $450,000 in debt on their respective maturity dates. The Company negotiated extensions of their maturity dates to February 28, 2015 by granting new warrants to purchase 450,000 shares of common stock at an exercise price of $1.00 each with a five-year term, modifying existing warrant agreements covering 450,000 shares providing for an increase in the term of warrants to five years and reducing the exercise price to $1.00 per share.

Subsequent to June 30, 2014, the Company was unable to pay balances due on its line-of-credit with a related party with an outstanding balance of $32,802 as of June 30, 2014. The Company and such party agreed to extend the maturity date to February 28, 2015 and the Company granted new warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 to $1.50 per share with a five-year term.

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

2014 Operational and Financial Objectives

Corporate Activities

We hold a 100% interest in the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. As of December 31, 2012, the Company was in Sub-Period 1 of the exploration phase of the 30-year concession for both Perlas and Tyra. The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year concession for both Perlas and Tyra as of June 30, 2014. In accordance with the Nicaraguan Concession agreements, we have provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2013. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders, although no assurance can be given that the Company will be successful in this regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements, subject to renewal of the letters of credit and is in year three of the exploration phase of the 30-year term of the Nicaraguan Concessions.

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

Results of operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Overview

Infinity incurred a net loss applicable to common shareholders of $625,070, or $0.02 per share, for the three months ended June 30, 2014 compared to a net loss applicable to common shareholders of $1,553,006, or $0.07 per share, for the three months ended June 30, 2013. The Company issued Series A Preferred and Series B Preferred redeemable convertible stock effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred stock (which represents value attributable to holders of the Series A Preferred and Series B Preferred stock rather than common stock) affects the Company’s net income (loss) by $-0- and $(771,239) to arrive at net loss applicable to common shareholders for the three months ended June 30, 2014 and 2013, respectively.

Revenue

The Company had no revenues in either 2014 or 2013. It focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2014 or 2013. The Company sold its investment in Infinity-Texas in July 2012, which held its only producing properties at that time. The Company believes, however, that it may continue to have obligations relative to reclamation costs for its Texas properties through the date of the sale of Infinity-Texas. It continues to record a potential liability related to Texas reclamation costs of $734,897 as of June 30, 2014.

The Company has no domestic exploration and development activities. It is not actively working on any domestic property.

General and administrative expenses

Stock based compensation expenses of $202,005 for the three months ended June 30, 2014 decreased 31% from those in 2013, which were $290,721. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers. On January 17, 2014, the Company granted 900,000 options that have an exercise price of $3.00 per share and terms of ten years. A total of 300,000 options vested immediately while the remaining 600,000 options vest at a rate of one half for each of the two years thereafter. The grant date fair value of the stock options issued in January 2014 was reduced because of the drop in the Company’s stock price in relation to the exercise price of $3.00 per share. The issuance of stock options with exercise prices well above the market price at the date of grant caused the reduced amount of stock based compensation during the three months ended June 30, 2014 compared to 2013.

General and administrative expenses of $200,309 for the three months ended June 30, 2014 increased 144% from those in 2013, which were $82,005. The increase in general and administrative expenses is attributable to an increase of $53,494 in legal fees expended in 2014 as the Company negotiated and settled the Timothy Berge lawsuit, incurred $24,600 in additional auditing fees due to the change in auditors. In addition, the Company incurred $26,215 related to expenses during 2014 related to its activities relating to its Nicaraguan Concessions progressed to the exploration phase and 2D and 3D seismic mapping activities commenced after the Environmental Impact Assessment was accepted by the Nicaraguan government.

Gain on settlement of litigation

Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 100,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000 resulting in a gain of $179,878 which was recorded in the statement of operations.

Other income (expense)

Interest expense increased from $403,789 for the three months ended June 30, 2013 to $644,736 in 2014. This significant increase was attributable to the fact that during December 2013 and early in 2014 the Company borrowed approximately $1,535,000 on a short-term basis by issuing subordinated promissory notes with detachable warrants to purchase common shares. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. The non-cash amortization of debt discount aggregated $593,461 and $388,681 during the three months ended June 30, 2014 and 2013, respectively, which reflects the use of short-term notes with detachable purchase warrants by the Company to attract new capital. The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

The estimated fair value of the Company’s derivative liabilities, all of which are related to the conversion features and detachable warrants issued in connection with notes payable as of June 30, 2014 and recorded the change in the valuation of derivative liabilities as income or loss in the statement of operations, resulted in a gain of $242,103 and $5,883 for the three months ended June 30, 2014 and 2013, respectively. The derivative liabilities valuation gain reflects the decrease in the market value of the Company’s common stock as of June 30, 2014 compared to the conversion price of the notes payable and the exercise price on the common stock purchase warrants.

Income Tax

For income tax purposes, the Company has estimated its net operating loss carry-forwards as of June 30, 2014 to approximate $57,275,000, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

Net loss

As a result of the above, we reported a net loss of $625,070 and $781,767 for the three months ended June 30, 2014 and 2013, respectively, an improvement of $156,697 (20%).

Loss applicable to common shareholders

The Company classified both Series A Preferred and Series B Preferred stock as mezzanine securities in the consolidated balance sheet. Both Series A Preferred and Series B Preferred stock were accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. During the three months ended June 30, 2014 and 2013, the recorded fair value of Series A Preferred and Series B Preferred stock accreted (increased in calculated present value) by $-0- and $553,715, respectively. Accrued dividends payable on the Series A Preferred and Series B Preferred stock in the amount of $-0- and $217,524 were recorded during the three months ended June 30, 2014 and 2013, respectively. The holders of the Series A Preferred stock converted their stock into shares of common stock on December 30, 2013 and the holders of the Series B Preferred stock converted their stock into shares of common stock on February 28, 2014.

The Series A Preferred and Series B Preferred stock had a preference over common shareholders and therefore such amounts have been deducted from net loss to report loss applicable to common shareholders of $625,070 and $1,553,006 for the three months ended June 30, 2014 and 2013, respectively.

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

The basic and diluted net loss per share was $0.02 and $0.07 for the three months ended June 30, 2014 and 2013, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2014 and 2013 because of the net loss reported for each period. Potential shares of common stock as of June 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 7,017,210 shares, which included 2,812,710 outstanding warrants and 4,204,500 outstanding stock options.

Results of operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Overview

Infinity incurred a net loss applicable to common shareholders of $2,540,359, or $0.10 per share, for the six months ended June 30, 2014 compared to a net loss applicable to common shareholders of $3,700,988, or $0.18 per share, for the six months ended June 30, 2013. The Company issued Series A Preferred and Series B Preferred redeemable convertible stock effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred stock (which represents value attributable to holders of the Series A Preferred and Series B Preferred stock rather than common stock) affects the Company’s net income (loss) by $(25,527) and $(1,519,455) to arrive at net loss applicable to common shareholders for the six months ended June 30, 2014 and 2013, respectively.

Revenue

The Company had no revenues in either 2014 or 2013. It focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2014 or 2013. The Company sold its investment in Infinity-Texas in July 2012, which held its only producing properties at that time. The Company believes, however, that it may continue to have obligations relative to reclamation costs for its Texas properties through the date of the sale of Infinity-Texas. It continues to record a potential liability related to Texas reclamation costs of $734,897 as of June 30, 2014.

The Company has no domestic exploration and development activities in order to conserve cash. It is not actively working on any domestic property.

General and administrative expenses

Stock based compensation expenses of $761,967 for the six months ended June 30, 2014 decreased 32% from those in 2013, which were $1,122,653. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers. On January 17, 2014, the Company granted 900,000 options that have an exercise price of $3.00 per share and terms of ten years. A total of 300,000 options vested immediately while the remaining 600,000 options vest at a rate of one half for each of the two years thereafter. The grant date fair value of the stock options issued in January 2014 was reduced because of the drop in the Company’s stock price in relation to the exercise price of $3.00 per share. The issuance of stock options with exercise prices well above the market price at the date of grant caused the reduced amount of stock based compensation during the six months ended June 30, 2014 compared to 2013.

General and administrative expenses of $341,683 for the six months ended June 30, 2014 increased 31% from those in 2013, which were $261,299. The increase in general and administrative expenses is attributable to an increase of $30,000 incurred in additional auditing fees due to the change in auditors and an increase of $57,835 related to expenses during 2014 related to its activities in Nicaragua as the Nicaraguan Concessions progressed to the exploration phase and 2D and 3D seismic mapping activities commenced after the Environmental Impact Assessment was accepted by the Nicaraguan government.

Gain on settlement of litigation

Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 100,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000 resulting in a gain of $179,878 which was recorded in the statement of operations.

Other income (expense)

Interest expense increased from $762,086 for the six months ended June 30, 2013 to $1,890,871 in 2014. This significant increase was attributable to the fact that during December 2013 and early in 2014 the Company borrowed approximately $1,535,000 on a short-term basis by issuing subordinated promissory notes with detachable warrants to purchase common shares. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. The non-cash amortization of debt discount aggregated $1,795,977 and $727,797 during the six months ended June 30, 2014 and 2013, respectively, which reflects the use of short-term notes with detachable purchase warrants by the Company to attract new capital. The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

The estimated fair value of the Company’s derivative liabilities, all of which are related to the conversion features and detachable warrants issued in connection with notes payable as of June 30, 2014 and recorded the change in the valuation of derivative liabilities as income or loss in the statement of operations, resulted in a gain of $242,103 and a loss of $24,410 for the six months ended June 30, 2014 and 2013, respectively. The derivative liabilities valuation gain reflects the decrease in the market value of the Company’s common stock as of June 30, 2014 compared to the conversion price of the notes payable and the exercise price on the common stock purchase warrants.

Income Tax

For income tax purposes, the Company has estimated its net operating loss carry-forwards as of June 30, 2014 to approximate $57,275,000, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

Net loss

As a result of the above, we reported a net loss of $2,514,832 and $2,181,533 for the six months ended June 30, 2014 and 2013, respectively, a deterioration of $333,299 (15%).

Loss applicable to common shareholders

The Company classified both Series A Preferred and Series B Preferred stock as mezzanine securities in the consolidated balance sheet. Both Series A Preferred and Series B Preferred stock were accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. During the six months ended June 30, 2014 and 2013, the recorded fair value of Series A Preferred and Series B Preferred stock accreted (increased in calculated present value) by $-0- and $1,084,407, respectively. Accrued dividends payable on the Series A Preferred and Series B Preferred stock in the amount of $25,527 and $435,048 were recorded during the six months ended June 30, 2014 and 2013, respectively. The holders of the Series A Preferred stock converted their stock into shares of common stock on December 30, 2013 and the holders of the Series B Preferred stock converted their stock into shares of common stock on February 28, 2014.

The Series A Preferred and Series B Preferred stock had a preference over common shareholders and therefore such amounts have been deducted from net loss to report loss applicable to common shareholders of $2,540,359 and $3,700,988 for the six months ended June 30, 2014 and 2013, respectively.

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

The basic and diluted net loss per share was $0.10 and $0.18 for the six months ended June 30, 2014 and 2013, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the six months ended June 30, 2014 and 2013 because of the net loss reported for each period. Potential shares of common stock as of June 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 7,017,210 shares which included 2,812,710 outstanding warrants, and 4,204,500 outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses. We financed our operations primarily through a line of credit with Amegy Bank and Offshore through February 28, 2012, when we entered into definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Effective April 13, 2012, the transactions contemplated under these agreements closed and we issued shares of common stock and Series A Preferred and Series B Preferred stock in satisfaction of all the outstanding Amegy and Off-Shore debt, related accrued interest and other fees, and the Amegy Warrant. Although the conversion of Amegy and Offshore debt to equity in 2012 and the sale of Infinity-Texas in 2012 relieved us of a considerable portion of our current liabilities, we continue to have a significant working capital deficit and we continue to experience substantial liquidity issues. Amegy exchanged all of its shares of Series A Preferred stock, including accrued and unpaid dividends, for shares of common stock as of December 30, 2013 and Offshore converted all of its shares of Series B Preferred stock, including accrued and unpaid dividends, into shares of common stock on February 28, 2014.

During 2012 we borrowed $250,000 under a short-term credit facility with a related party. We issued an interest-bearing note and common stock purchase warrants in connection with the facility. During 2013 we borrowed approximately $1,825,000 on a short-term basis by issuing various subordinated promissory notes with detachable warrants to purchase shares of common stock. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. We used the proceeds of these notes to repay previously issued notes, including the foregoing related party note, meet obligations and conduct seismic mapping related to our Nicaraguan Concessions and provide working capital.

As of June 30, 2014 we owed a net of $1,525,000 plus accrued interest on six promissory notes, all of which have been extended to various dates from January 2015 through February 28, 2015.

In April 2013, we conducted a private placement of units composed of common stock and warrants under which we raised $890,000 in proceeds and exchanged $125,000 principal amount of an outstanding note plus accrued interest for units. We used part of these proceeds to retire notes issued earlier in 2013.

Subsequent to June 30, 2014, we issued two new promissory notes for total cash proceeds of $100,000. The promissory notes have maturity dates, as amended, of February 28, 2015. In connection with the loans we granted new warrants to purchase a total of 150,000 shares of common stock at an exercise price of $1.00 per share, all of which warrants are immediately exercisable and terminate five years from the date of issuance.

Subsequent to June 30, 2014, we were unable to pay the outstanding principal due on promissory notes representing $450,000 in debt on their respective maturity dates. We negotiated extensions of their maturity dates to February 28, 2015 by granting new warrants to purchase 450,000 shares of common stock at an exercise price of $1.00 per share with a five-year term, modifying existing warrant agreements covering 450,000 shares to provide for an increase in the term of warrants to five years and reducing the exercise price to $1.00 per share.

Subsequent to June 30, 2014, we were unable to pay balances due on our line-of-credit with a related party with an outstanding balance of $32,802 as of June 30, 2014. The parties agreed to extend the maturity date to February 28, 2015 and we granted new warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 to $1.50 per share with a five-year term.

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

On October 13, 2014 we announced that we had entered into a Letter of Intent (“LOI”) with Granada Exploration, LLC, which has agreed to join with us to explore for potential hydrocarbons beneath our 1.4 million-acre Nicaraguan Concessions. Under the terms of the LOI, Granada Exploration will provide its services in exchange for a working interest in the Nicaraguan Concessions. The scope of such services will be more specifically described in a mutually acceptable Exploration Services Agreement (“ESA”), which is currently being negotiated and finalized. The ESA is anticipated to provide that Granada will earn an assignment from us of an undivided 30% working interest in the Nicaraguan Concessions, based on an 80% net revenue interest. Granada and we are also anticipated to enter into a Joint Operating Agreement. Granada may, at its discretion, participate in an initial exploratory well for up to an additional undivided 20% working interest, on a prospect-by-prospect basis, with such additional interest to be based on an 80% net revenue interest.

The LOI is subject to Granada’s normal and customary due diligence including the evaluation of our Form 10-K and 10-Q filings, concession documents showing that we are in good standing with the Nicaraguan government, negotiation and approval of mutually acceptable formal agreements, and final approval by a majority of the partners that comprise Granada Exploration, LLC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of June 30, 2014, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in litigation as follows:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and has claiming breach of contract for failure to pay amounts due. On October 13, 2011, a default judgment was entered against the Company in the amount of $445,521 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

●	Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as officer indemnification liability on the consolidated balance sheets.

●	Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 100,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000 resulting in a gain of $179,878, which was recorded in the statement of operations.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Company’s offshore Nicaraguan concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013, and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information regarding the issuance of unregistered securities by the Company during the six months ended June 30, 2014.

On April 4, 2014 and June 7, 2014 the Company borrowed a total of $250,000 from an entity under two convertible notes payable agreements with the conversion rate of $1.50 per share. The term of the notes was for a period of 180 days and bore interest at 8% per annum. In connection with the loan the Company issued the entity a warrant excisable to purchase 250,000 shares of common stock at $1.50 per share for a term of five years from the date of the notes. The terms of the notes and warrants provide that if the notes and interest are not be paid in full by their respective maturity dates, the conversion price of the notes and the exercise price of the warrants automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $278,585 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective note.

On April 14, 2014 the Company borrowed a total of $100,000 from an entity under a convertible note payable with a conversion rate of $1.50 per share. The term of the note was for a period of 180 days and bore interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 100,000 shares of common stock at $1.50 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the conversion price of the note and exercise price of the warrants automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $105,520 as a discount on note payable and as a derivative liability in the same amount, as of the date of the note.

In connection with its new loans, the Company relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the notes and warrants. It paid no compensation in connection with the issuance of the notes and warrants.

The Company entered into a line-of-credit facility on September 23, 2013 that provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8%, and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. On such date the parties renewed the credit facility until April 23, 2014 and on April 23, 2014 the facility was renewed to July 23, 2014. The parties subsequently renewed the facility to February 28, 2015. The Company granted the lender common stock purchase warrants exercisable to purchase 250,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants are immediately exercisable and expire from September 23, 2018 to January 23, 2019 (as amended on January 23, 2014). The parties agreed as a condition to the renewal of the line-of-credit in January 2014 and that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment credit facility and issuance of the warrants. It relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the credit facility and warrants

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	December 19, 2014
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	December 19, 2014
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.