Form 10-Q
period 2014-09-30
INFINITY ENERGY RESOURCES, INC
filed 2014-12-19
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at December 18, 2014
Common Stock, $0.0001 par value	25,559,678

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,338	$74
Prepaid expenses	11,666	12,723
Total current assets	14,004	12,797

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, amortization and ceiling write-down
Unproved	9,713,098	10,477,214

Total assets	$9,727,102	$10,490,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,898,107	$5,705,367
Accrued liabilities (including $767,407 due to related party at both dates)	2,459,238	2,733,500
Income tax liability	150,000	150,000
Accrued interest and fees – bank and other	300,467	194,238
Officer indemnification	734,897	734,897
Current portion of asset retirement obligations	432,027	432,027
Derivative liabilities	901,590	853,365
Line-of-credit with related party	32,852	94,640
Notes payable-short term, net of discounts of $414,655 and $784,096 at June 30, 2014 and December 31, 2013, respectively	1,110,345	265,904
Total current liabilities	12,019,523	11,163,938

Long-term liabilities:
Asset retirement obligations, less current portion	549,079	549,079
Total long-term liabilities	549,079	549,079

Total liabilities	12,568,602	11,713,017

Redeemable, convertible preferred stock, par value $.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series A, -0- shares issued and outstanding at September 30, 2014 and December 31, 2013	--	--
Series B (related party), -0- and 15,016 shares issued and outstanding at September 30, 2014 and December 31, 2013, liquidation preference of $-0- and $1,501,600 plus undeclared dividends of $-0- and $154,665 at September 30, 2014 and December 31, 2013, respectively	--	1,656,265
Total redeemable, convertible preferred stock	--	1,656,265

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 25,459,678 and 25,039,230 shares at September 30, 2014 and December 31, 2013, respectively	2,556	2,503
Additional paid-in capital	107,011,230	103,742,424
Accumulated deficit	(109,855,286)	(106,624,198)
Total stockholders’ deficit	(2,841,500)	(2,879,271)
Total liabilities and stockholders’ deficit	$9,727,102	$10,490,011

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statement of Operations
For the Three and Nine months Ended September 30, 2014 and 2013

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating expenses (income):
General and administrative expenses	$316,141	$480,041	$1,419,791	$1,863,993
Gain on sale of undeveloped leases	(10,000)	-	(10,000)	-
Gain on settlement of litigation	-	-	(179,877)	-
Total operating expenses	306,141	480,041	1,229,914	1,863,993

Operating loss	(306,141)	(480,041)	(1,229,914)	(1,863,993)

Other income (expense):
Interest expense	(770,767)	(17,175)	(2,661,638)	(779,261)
Change in derivative fair value	360,652	-	587,629	(24,410)
Loss on conversion of note payable	-	-	-	(11,085)
Other income	-	-	72,835	-
Total other income (expense)	(410,115)	(17,175)	(2,001,174)	(814,756)

Loss before income taxes	(716,256)	(497,216)	(3,231,088)	(2,678,749)
Income tax benefit	-	653,000	-	653,000
Net income (loss)	(716,256)	155,784	(3,231,088)	(2,025,749)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	(217,524)	(25,527)	(652,572)

Accretion of Series A and B redeemable, convertible preferred stock	-	(577,737)	-	(1,662,144)

Loss applicable to common shareholders	$(716,256)	$(639,477)	$(3,256,615)	$(4,340,465)

Basic and diluted net loss per share:
Basic	$(0.03)	$(0.03)	$(0.13)	$(0.21)
Diluted	$(0.03)	$(0.03)	$(0.13)	$(0.21)

Weighted average shares outstanding – basic and diluted	25,559,678	21,334,591	25,416,347	21,057,729

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	25,039,230	$2,503	$103,742,424	$(106,624,198)	$(2,879,271)

Stock based compensation	-	-	946,901	-	946,901

Common stock purchase warrants issued for debt issuance costs	-	-	550,693	-	550,693

Common stock issued in settlement of litigation	100,000	10	114,990	-	115,000

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(25,527)	-	(25,527)

Conversion of Series B redeemable, convertible preferred stock to common stock	420,448	43	1,681,749	-	1,681,792

Net loss			-	(3,231,088)	(3,231,088)

Balance, September 30, 2014	25,459,678	$2,556	$107,011,230	$(109,855,286)	$(2,841,500)

See notes to unaudited consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,231,088)	$(2,025,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of asset retirement obligations	-	67,723
Stock-based compensation	946,901	1,476,383
Change in fair value of derivative liability	(587,629)	24,410
Amortization of debt discount	2,511,783	735,942
Gain on settlement of litigation	(179,877)	-
Gain on sale of undeveloped leases	(10,000)	-
Income tax benefit	-	(653,000)
Common stock issued for services rendered	-	39,750
Loss on conversion of note payable	-	11,085
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	8,131
Increase (decrease) in accounts payable and accrued liabilities	329,584	(190,070)
Net cash used in operating activities	(220,326)	(505,395)

Cash flows from investing activities:
Proceeds from sale of undeveloped leases	10,000	-
Investment in oil and gas properties	(200,622)	(313,208)
Net cash used in investing activities	(190,622)	(313,208)

Cash flows from financing activities:
Proceeds from debt and subordinated note payable	485,000	825,000
Repayment of notes payable	-	(700,000)
Repayment of notes payable to related party	(10,000)	(250,000)
Proceeds from private placement of common stock and warrants	-	890,000
Net change in line-of-credit	(61,788)	21,025
Net cash provided by financing activities	413,212	786,025

Net decrease in cash and cash equivalents	2,264	(32,578)

Cash and cash equivalents:
Beginning	74	32,721
End	$2,338	$143

Supplemental cash flow information:
Cash paid for interest	$-	$19,937
Cash paid for taxes	-	-

Supplemental noncash disclosures:
Noncash capitalized overhead and interest	$-	$12,500
Discount from warrant derivative issued in connection with notes payable	635,854	698,064
Issuance of common stock purchase warrants for debt issuance costs	550,693	32,734
Issuance of common stock in settlement of litigation	115,000	-
Series B Preferred shares and related accrued dividends satisfied by issuance of common shares	1,681,749	-
Issuance of Revenue Sharing Interest In Nicaraguan concession to Note holder	964,738	-
Conversion of note and accrued interest to common stock	-	326,330
Transition of derivative liability to equity	-	764,982
Accretion in fair value of redeemable preferred stock	-	1,662,144
Preferred dividends accrued	25,527	652,572

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

On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity is conducting activities to develop geological information from the processing and evaluation of newly acquired and existing 2-D and 3-D seismic data that was acquired for the Nicaraguan Concessions. Infinity is seeking capital to continue its geological activities and offers from other industry operators and other third parties for interests in the acreage in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations.

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

The Company conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over its Nicaraguan Concessions. It issued letters of credit totaling $851,550 for this and additional work on the leases as required by the Nicaraguan Concessions which letters of credit have now expired. The Company is in negotiations with the Nicaraguan Government and its lenders to renew the letters of credit, although there is no assurance that it will be successful in that regard. The Company has completed certain activity under the initial work plan to date, but there remain significant additional activities to comply with the Nicaraguan Concessions. The Company intends to seek joint venture or working interest partners prior to the commencement of any significant exploration or drilling operations on the Nicaraguan Concessions. The Company satisfied its commitment under the Nicaraguan Concessions to acquire, process and interpret additional 2-D/3-D seismic data. The Company is evaluating the newly acquired seismic data and is in process of selecting potential exploratory drill sites in accordance with the Nicaragua Concessions. The Company must gain approval of the drill sites upon submission of an updated environmental impact assessment before commencing with exploration activities. The Company currently does not have the working capital to complete the activities required by the work plan and consequently it must raise the necessary funding to fulfill such requirements. This are substantial operational and financial issues that must be successfully mitigated during 2014 and 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt.

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

The carrying value of the Company’s debt under its line-of-credit with related party represents its estimated fair value due to its short-term nature, its adjustable rate of interest, associated fees and expenses and initially recorded discount.

The estimated fair value of the Company’s derivative liabilities, all of which are related to detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items . The fair values for the warrant derivatives as of September 30, 2014 and December 31, 2013 were classified under the fair value hierarchy as Level 3.

There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the nine months ended September 30, 2014 and 2013.

Reclassifications

Certain amounts in the prior period were reclassified to conform with the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 — Debt

Debt consists of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Line-of-credit with related party	$32,852	$94,640
Notes payable, short term:
Note payable, net of unamortized discount of $273,148 and $784,096, of September 30, 2014 and December 31, 2013, respectively	$776,852	$265,904
Note payable, net of unamortized discount of $6,987 and $-0-, as of September 30, 2014 and December 31, 2013, respectively	$18,013	$-
Note payable, net of unamortized discount of $70,924 and $-0-, as of September 30, 2014 and December 31, 2013, respectively	$29,076	$-
Notes payable, net of unamortized discount of $55,946 and $-0-, as of September 30, 2014 and December 31, 2013, respectively	$194,054
Note payable, net of unamortized discount of $7,650 and $-0-, as of September 30, 2014 and December 31, 2013, respectively	$92,350
Total notes payable, short-term	$1,110,345	$265,904

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 which provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8%, and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. On such date the parties renewed the credit facility until April 23, 2014. On such date they renewed the facility to July 23, 2014 and subsequently renewed it to February 28, 2015. The Company granted the lender common stock purchase warrants exercisable to purchase 350,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants are immediately exercisable and expire on various dates from September 23, 2018 to July 23, 2019 (as amended on January 23, 2014). The parties agreed as a condition to the renewal of the facility in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company estimated the fair value of these warrants at $60,290 as of the original grant date in 2013, which amount has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets. The Company estimated the fair value of these new warrants and the increased value of the amended warrants to be $550,693 as of the respective renewal date in 2014, which has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets.

Such costs are amortized ratably over the term of the credit facility, which totaled $47,568 for the year ended December 31, 2013 and the remaining unamortized balance was $12,723 as of December 31, 2013. During the nine months ended September 30, 2014, a $551,750 of debt issuance costs were amortized to interest expense and the remaining unamortized balance was $11,666 as of September 30, 2014.

Note Payable – Short-term

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The loan is represented by a promissory note (the “Note”), bears interest at the rate of 8% per annum and is payable, interest and principal in full on December 7, 2014 (the “New Maturity Date”) after an extension, including one in May 2014. It may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

In connection with the extension of the Note, in May 2014 the Company entered into a definitive revenue sharing agreement with the lender to grant the lender an irrevocable right to receive a monthly payment equal to one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire. This percent increased to one percent (1%). The Company paid no other consideration in connection with the extension of the Note, but paid the legal expenses of the lender related to the extensions of $25,000. The Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

The value of the one percent (1.0%) definitive revenue sharing agreement granted to the lender as consideration for the extension of the maturity date to December 7, 2014 was estimated to be $964,738. Such amount has been reflected as a reduction of oil and gas properties and as a discount on the renewed note payable and will be amortized ratably over the extended term of the note.

In connection with its loan, the Company granted the lender a Warrant exercisable to purchase 1,000,000 shares of its common stock at an exercise price of $1.50 per share. In connection with the extension of the maturity date of the Note, the parties amended the date for exercise of the Warrant to be a period commencing December 7, 2014 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 13,333,333 and the exercise price drops to $0.075 per share. All other terms of the Warrant remain the same.

Other than the $1,050,000 short-term note described above, during the nine months ended September 30, 2014, the Company borrowed a total of $485,000 from entities or individuals as follows:

●	On January 7, 2014 it borrowed a total of $25,000 from an individual under a convertible note payable with a conversion price of $1.50 per share. The term of the note was for one year and it bore interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 25,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not paid in full by its maturity date, the conversion price of the note and exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $37,323 as discounts on note payable and as a derivative liability in the same amount, as of the date of the respective note. Interest expense for the nine months ended September 30, 2014 includes discount amortization in the amount of $30,336 and as of September 30, 2014, the unamortized discount amounted to $6,987.

●	On March 31, 2014 it borrowed a total of $100,000 from an entity under a convertible note payable with a conversion price of $1.50 per share. The term of the note was for a period of 180 days and it bore interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase of 100,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not be paid in full by its maturity date, the conversion price of the note and the exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $143,502 as a discount on note payable and as a derivative liability in the same amount, as of the date of the note. The Company recorded the estimated fair value of the conversion feature and warrants, including the amendment to previously existing warrants, totaling $214,426 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective note and its renewal. Interest expense for the nine months ended September 30, 2014 includes discount amortization in the amount of $143,502 and as of September 30, 2014, the unamortized discount amounted to $70,924.

●	On April 4, 2014 and June 7, 2014 it borrowed a total of $250,000 from an entity under two convertible notes payable with the conversion rate of $1.50 per share. The term of the notes was for a period of 180 days and bore interest at 8% per annum. In connection with the loan the Company issued the entity a warrant excisable to purchase 250,000 shares of common stock at $1.50 per share for a term of five years from the date of the notes. The terms of the notes and warrants provide that if the notes and interest are not be paid in full by their respective maturity dates, the conversion price of the notes and the exercise price of the warrants automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $278,585 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective note. Interest expense for the nine months ended September 30, 2014 includes discount amortization in the amount of $222,369 and as of September 30, 2014, the unamortized discount amounted to $55,946.

●	On April 14, 2014 it borrowed a total of $100,000 from an entity under a convertible note payable with the conversion rate of $1.50 per share. The term of the note was for a period of 180 days and bore interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 100,000 shares of common stock at $1.50 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the conversion price of the note and exercise price of the warrants automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $105,520 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective note. Interest expense for the nine months ended September 30, 2014 includes discount amortization in the amount of $97,870 and as of September 30, 2014, the unamortized discount amounted to $7,650.

●	On March 7, 2014 the Company borrowed $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full in April 2014.

Conversion of note payable to common stock

During the year ended December 31, 2013, the Company conducted a private placement of its common stock in which it sold 556,250 units, each consisting of one share of common stock and one half of a common stock purchase warrant exercisable at a price of $1.60 per unit, for total proceeds of $890,000. One holder of a promissory note issued by the Company in February 2013 participated in the private placement and converted the principal amount of $125,000 plus accrued interest into 79,170 units. As a result of the conversion, the Company recognized a loss on conversion of $11,085 during the year ended December 31, 2013. The common stock purchase warrants provide for an exercise price of $2.50 per share, are immediately exercisable and have a term of five years.

Interest Bearing Liabilities to Vendors

At September 30, 2014 and December 31, 2013, the Company had agreed to pay interest of 8% on certain accrued liabilities aggregating $410,500. Interest expense totaled $8,278 for each of the three months ended September 30, 2014 and 2013 and $24,563 for each of the nine months ended September 30, 2014 and 2013. Total accrued interest related to this agreement was $171,578 and $147,015 as of September 30, 2014 and December 31, 2013, respectively.

Note 3 — Cancellation of Debt and Related Obligations and Issuance of Securities in Exchange for Debt

On February 28, 2012, the Company signed definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations owed them. In accordance with these agreements, on April 13, 2012, the Company issued Amegy 2,000,000 shares of common stock and 130,000 shares of Series A redeemable convertible preferred stock, and issued Off-Shore 15,016 shares of Series B redeemable convertible preferred stock. Amegy also agreed to cancel the Amegy Warrant that had originally been issued in February 2011 exercisable to purchase 931,561 shares of common stock. In aggregate, the Company cancelled debt, accrued interest and fees and the derivative liability that had been recorded relative to the Amegy Warrant in the aggregate amount of $21,883,393.

The Series A and Series B redeemable convertible preferred stock had a 6% annual dividend and were convertible into common stock at a price of $6.50 per share. Both series of preferred stock would automatically convert into common stock if the average of the closing prices of the common stock for 30 consecutive trading days equaled at least $7.50 per share. The Company had the right to redeem both series of preferred stock at any point for an amount equal to their issue price of $100 per share plus all accrued and unpaid dividends; however the Series A preferred stock had a higher liquidation preference and must be redeemed prior to any redemption of Series B preferred stock. Commencing January 1, 2013, the Series A preferred stock would vote with the common stock on all matters presented to the holders of the common stock. Beginning January 1, 2014, the Series A preferred shareholders would have a majority vote on all such matters and the right to elect a majority of the Board of Directors, if the Series A preferred stock had not been redeemed or converted into common stock. Series B preferred stock had no voting privileges. Neither series of preferred stock was transferrable for 180 days after issuance.

On December 30, 2013, the Company completed all transactions contemplated by a Stock Exchange Agreement (the “Agreement”) between it and Amegy Bank, N.A. (“Amegy”). Under the Agreement Amegy exchanged all of its 130,000 shares of Series A preferred stock of the Company that it owned for 3,250,000 shares of common stock. Each share of Series A preferred stock had a price of $100. Amegy also agreed to receive an additional 341,250 shares of common stock for $1,365,000, the amount of the accrued and unpaid dividends on the Series A preferred stock as of the date of the transaction. As a result, the Company issued a total of 3,591,250 new shares of common stock valued at $4.00 per share. Accordingly, the transactions were valued at $14,365,000, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

Effective February 28, 2014, the Company received Conversion Notices from Offshore that effected the conversion of all Series B preferred stock outstanding including accrued and unpaid dividends thereon into shares of common stock. In the transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock for 375,400 shares of common stock. Each share of Series B preferred had a liquidation and par value of $100. The Company also issued Offshore an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 shares of common stock valued at $4.00 per share for a total of $1,681,792, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. Options granted under the 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2006 Plan. As of September 30, 2014 and December 31, 2013, 148,463 shares were available for future grants under all plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data for the years ended December 31, 2013. The actual forfeiture rate could differ from these estimates. The following table summarizes the inputs used in the calculation of fair value of options granted during the nine months ended September 30, 2014:

Nine months Ended September 30, 2014
Expected term (in years)	6.0
Expected stock price volatility	136%
Expected dividends	-
Risk-free rate	1.955%

The following table summarizes stock option activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,399,500	$4.14	6.4 years	$389,815
Granted	900,000	3.00	10.0 years
Exercised	-	-
Forfeited	(95,000)	4.16
Outstanding at September 30, 2014	4,204,500	$3.89	6.5 years	$210,535
Outstanding and exercisable at September 30, 2014	3,167,833	$4.18	5.9 years	$210,535

The Company stock-based compensation expense in connection with the vesting of options granted above in the amount of $946,901 and $1,476,383 during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, the Company granted 900,000 options which have an exercise price of $3.00 and a term of ten years. A total of 300,000 options vested immediately while the remaining 600,000 options vest at a rate of one half for each of the two years thereafter. The weighted average grant date fair value for these options was $1.22 per share, which was calculated using the Black-Scholes option model.

The unrecognized compensation cost as of September 30, 2014 related to the unvested stock options as of that date was $345,019.

Note 5 — Derivatives – Warrants Issued Relative to Note Payables

The estimated fair value of the Company’s derivative liabilities, all of which are related to the conversion features and detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the note payable and warrant agreement terms (Note 2) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements ("ASC 820") fair value hierarchy Level 3). When the note payable is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date. None of the notes payable were extinguished during the nine months ended September 30, 2014. A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of the date of the transition from liability to equity during the nine months ended September 30, 2014 is as follows:

	Upon Issuance	As of date of transition to equity	As of September 30, 2014

Volatility – range	91% - 156%	n/a	102% - 123%
Contractual term	0.5 - 5 years	n/a	0.5 - 5 years
Exercise price	$1.50	n/a	$1.50
Number of warrants in aggregate	675,000	n/a	1,875,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2013	$853,365
Fair value of warrant derivative at issuance date	635,854
Unrealized derivative gains included in other expense	(587,629)
Transition of derivative liability to equity	-

Balance at September 30, 2014	$901,590

Note 6 — Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2014:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2013	2,137,710	$2.03
Issued in conjunction with notes payable (Note 2)	575,000	1.41
Issued in conjunction with line-of-credit (Note 2)	300,000	1.50
Exercised	-	-

Outstanding and exercisable at September 30, 2014	3,012,710	$1.71

The weighted average term of all outstanding common stock purchase warrants was 3.39 and 2.68 years as of September 30, 2014 and December 31, 2013, respectively. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of September 30, 2014 and December 31, 2013.

Note 7 — Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of September 30, 2014 and December 31, 2013, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred during the nine months ended September 30, 2014 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Nine months ended September 30, 2014
Property acquisition costs:
Proved	$-
Unproved	-
Total property acquisition costs	-
Development costs	-
Exploration costs	200,622

Total costs	$200,622

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	September 30, 2014	December 31, 2013

Proved oil and gas properties	$-	$-
Unproved oil and gas properties	10,677,836	10,477,214
Total	10,677,836	10,477,214
Less accumulated depreciation, depletion, amortization and ceiling write-downs	-	-
Less amount allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 2)	(964,738)	-

Net capitalized costs	$9,713,098	$10,477,214

Costs Not Being Amortized

Oil and gas property costs not being amortized at September 30, 2014, by year that the costs were incurred, are as follows:

Year Ended December 31,
2014 (through September 30, 2014)	$200,622
2013	6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$10,677,836

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

Nicaraguan Concessions

The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year concession for both Perlas and Tyra as of September 30, 2014. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2013. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, subject to renewal of the expired letters of credit and is in year three of the exploration phase of the 30-year Nicaraguan Concessions.

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

In connection with the extension of the Note payable with a $1,050,000 principal balance issued in December 2013, the Company entered into a Revenue Sharing Agreement in May 2014. Infinity assigned to the note holder a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of 8/8ths of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire in the future. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

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

Note 9 — Related Party Transactions

The Company currently does not have any employees other than the CEO and CFO. Certain general and administrative services (for which payment is deferred) has been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and other administrative fees. For the three and nine months ended September 30, 2014 and 2013, the Company was billed $0 for such services. The amount due to the CFO’s firm for services provided was $767,407 at September 30, 2014 and December 31, 2013, and is included in accrued liabilities at both dates.

The Company entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds for the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Off-Shore (see Note 3) and the conversion of the Series B redeemable convertible preferred stock to common stock effective February 28, 2014. The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for general corporate purposes. In the transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock for 375,400 shares of common stock. Each share of Series B preferred had a liquidation and par value of $100. The Company also issued Offshore an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 shares of common stock valued at $4.00 per share for a total of $1,681,792, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

As of September 30, 2014 and December 31, 2013, the Company had accrued compensation to its officers and directors of $1,164,208 and $1,081,708, respectively.

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

The Company entered into a line-of-credit facility on September 23, 2013 that provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8%, and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. On such date the parties renewed the credit facility until April 23, 2014 and on April 23, 2014 they renewed the facility to July 23, 2014 (subsequently renewed to February 28, 2015). The Company granted the lender common stock purchase warrants exercisable to purchase 350,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants are immediately exercisable and expire from on various dates from September 23, 2018 to July 23, 2019 (as amended on January 23, 2014). The parties agreed as a condition to the renewal of the line-of-credit in January 2014 that all warrants would be extended to a five-year term and the exercise price be reduced to $1.50 per share. The Company estimated the fair value of these warrants at $60,290 as of the original grant date in 2013, which has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets. The Company estimated the fair value of these new warrants and the increased value of the amended warrants to be $550,693 as of the respective renewal dates in 2014, which amount has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets.

On March 7, 2014 the Company borrowed $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full during April 2014

Note 10 — Subsequent Events

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

In connection with a prior extension of the Note to the new Maturity Date, the Company agreed to enter into a definitive revenue sharing agreement with the lender to grant the lender under the revenue sharing agreement an irrevocable right to receive a monthly payment equal to one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire in the future. This percent increased to one percent (1%) when the Company did not pay the Note in full by August 7, 2014. Therefore, the revenue sharing agreement is fixed at 1%. The Company paid no other consideration in connection with the extensions of the Note, but paid the legal expenses of the lender related to the extensions of $25,000. The Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

In connection with its loan, the Company granted the lender a Warrant exercisable to purchase 1,000,000 shares of its common stock at an exercise price of $1.50 per share. In connection with the extension of the maturity date of the Note to the New Maturity Date, the parties amended the date for exercise of the Warrant to be a period commencing April 7, 2014 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 13,333,333 and the exercise price drops to $0.075 per share. All other terms of the Warrant remain the same.

Subsequent to September 30, 2014, the Company issued a total of two new promissory notes for total cash proceeds of $100,000. The promissory notes have maturity dates, as amended, of February 28, 2015. The Company granted warrants exercisable to purchase 150,000 common shares of stock at an exercise price of $1.00 per share, all of which are immediately exercisable and terminate five years from the date of issuance.

Subsequent to September 30, 2014, the Company was unable to pay the outstanding principal due on promissory notes representing $350,000 in debt on their respective maturity dates. The Company negotiated extensions of their maturity dates to February 28, 2015 and in that connection it granted additional warrants exercisable to purchase 350,000 shares of common stock at a price of $1.00 per share with a five-year term.

Subsequent to September 30, 2014, the Company was unable to pay balances due on its line-of-credit facility with a related party with an outstanding balance of $32,852 as of September 30, 2014. The Company and such party agreed to extend the maturity date to February 28, 2015 and in that connection the Company granted additional warrants exercisable to purchase 100,000 shares of common stock at a price of $1.00 per share with a five-year term.

On October 13, 2014 the Company announced that it had entered into a Letter of Intent (“LOI”) with Granada Exploration, LLC, which has agreed to join with the Company to explore for potential hydrocarbons beneath Infinity’s 1.4 million-acre oil and gas concessions in the Caribbean Sea offshore Nicaragua. Under the terms of the LOI, Granada Exploration will provide its services in exchange for a working interest in the Nicaraguan Concessions. The scope of such services will be more specifically described in a mutually acceptable Exploration Services Agreement (“ESA”), which is currently being negotiated. The ESA is anticipated to provide that Granada will earn an assignment from Infinity of an undivided 30% working interest in the Concessions, based on an 80% net revenue interest. Granada and Infinity are also anticipated to enter into a Joint Operating Agreement. Granada may, at its discretion, participate in an initial exploratory well for up to an additional undivided 20% working interest, on a prospect-by-prospect basis, with such additional interest to be based on an 80% net revenue interest.

The LOI is subject to Granada’s normal and customary due diligence, including the evaluation of the Company’s Form 10-K and 10-Q filings, documents showing that the Company is in good standing regarding the Nicaraguan Concessions and with the Nicaraguan government; negotiation and approval of mutually acceptable formal agreements; and final approval by a majority of the partners that comprise Granada Exploration, LLC.

The Company has not resolved the contingency related to the expired letters of credit for its Nicaraguan concessions (See Note 8). The Company continues to negotiate the renewal of the letters of credit with the Nicaraguan Government and its lenders, however there can be no assurance that the Company will be successful in that regard.

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

2014 Operational and Financial Objectives

Corporate Activities

We hold a 100% interest in the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. As of December 31, 2012, the Company was in Sub-Period 1 of the exploration phase of the 30-year concession for both Perlas and Tyra. The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year concession for both Perlas and Tyra as of September 30, 2014. In accordance with the Nicaraguan Concession agreements, we have provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2013. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders, although no assurance can be given that the Company will be successful in this regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concession agreements, subject to renewal of the letters of credit and is in year three of the exploration phase of the 30-year term of the Nicaraguan Concessions.

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

Results of operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Overview

Infinity incurred a net loss applicable to common shareholders of $716,256, or $0.03 per share, for the three months ended September 30, 2014 compared to a net loss applicable to common shareholders of $639,477, or $0.03 per share, for the three months ended September 30, 2013. The Company issued Series A Preferred and Series B Preferred redeemable convertible stock effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred stock (which represents value attributable to holders of the Series A Preferred and Series B Preferred stock rather than common stock) affects the Company’s net income (loss) by $-0- and $(795,261) to arrive at net loss applicable to common shareholders for the three months ended September 30, 2014 and 2013, respectively.

Revenue

The Company had no revenues in either 2014 or 2013. It focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2014 or 2013. The Company sold its investment in Infinity-Texas in July 2012, which held its only producing properties at that time. The Company believes, however, that it may continue to have obligations relative to reclamation costs for its Texas properties through the date of the sale of Infinity-Texas. It continues to record a potential liability related to Texas reclamation costs of $734,897 as of September 30, 2014.

The Company has no domestic exploration and development activities. It is not actively working on any domestic property.

General and administrative expenses

Stock based compensation expenses of $184,934 for the three months ended September 30, 2014 decreased 48% from those in 2013, which were $353,730. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers. On January 17, 2014, the Company granted 900,000 options which have an exercise price of $3.00 per share and terms of ten years. A total of 300,000 options vested immediately while the remaining 600,000 options vest at a rate of one half for each of the two years thereafter. The grant date fair value of the stock options issued in January 2014 was reduced because of the drop in the Company’s stock price in relation to the exercise price of $3.00 per share. The issuance of stock options with exercise prices well above the market price at the date of grant caused the reduced amount of stock based compensation during the three months ended September 30, 2014 compared to 2013.

General and administrative expenses of $131,207 for the three months ended September 30, 2014 increased 4% from those in 2013, which were $126,311. The slight increase in general and administrative expenses is attributable to an increase of approximately $43,000 related to expenses during 2014 related to its Nicaraguan activities as the Nicaraguan Concessions progressed to the exploration phase and 2D and 3D seismic mapping activities commenced after the Environmental Impact Assessment was accepted by the Nicaraguan government. This increase was partially offset by a decrease professional fees due to the change in auditing and legal firms that service the Company.

Gain on sale of undeveloped leases

The Company sold undeveloped acreage under leases in Colorado during 2014, which resulted in the gain on sale of asset totaling $10,000. No similar sale occurred in 2013.

Other income (expense)

Interest expense increased from $17,175 for the three months ended September 30, 2013 to $770,767 in 2014. This significant increase was attributable to the fact that during December 2013 and early in 2014 the Company borrowed approximately $1,535,000 on a short-term basis by issuing subordinated promissory notes with detachable warrants to purchase shares of common stock. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. The non-cash amortization of debt discount aggregated $715,806 and $8,145 during the three months ended September 30, 2014 and 2013, respectively, which reflects the usage of short-term notes with detachable purchase warrants by the Company to attract new capital. The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

The estimated fair value of the Company’s derivative liabilities, all of which are related to the conversion features and detachable warrants issued in connection with notes payable as of September 30, 2014 and recorded the change in the valuation of derivative liabilities as income or loss in the statement of operations. The valuation of the derivative liabilities resulted in a gain of $360,652 and $-0- for the three months ended September 30, 2014 and 2013, respectively, reflect the decrease in the market value of the Company’s common stock as of September 30, 2014 compared to the conversion price of the notes payable and the exercise price on the common stock purchase warrants.

Income Tax

The Company appealed an assessment of Kansas corporate income tax that had been issued by the Department of Revenue for the tax year ended December 31, 2006 in the amount of approximately $653,000, which was accrued in the consolidated balance sheet. On July 30, 2013, the Kansas Department of Revenue issued a letter to the Company advising it that it no longer owed any corporate income tax to the State of Kansas and released the Company from the payment of such taxes. Consequently, the related accrual was reversed and an income tax benefit of $653,000 was recorded during the three months ended September 30, 2013.

For income tax purposes, the Company has estimated its net operating loss carry-forwards as of September 30, 2014 to approximate $57,395,000, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

Net loss

As a result of the above, we reported a net loss of $716,256 and $497,216 for the three months ended September 30, 2014 and 2013, respectively, a deterioration of $219,040 (44%).

Loss applicable to common shareholders

The Company has classified both Series A Preferred and Series B Preferred stock as mezzanine securities in the consolidated balance sheet. Both Series A Preferred and Series B Preferred stock were accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. During the three months ended September 30, 2014 and 2013, the recorded fair value of Series A Preferred and Series B Preferred stock accreted (increased in calculated present value) by $-0- and $577,737, respectively. Accrued dividends payable on the Series A Preferred and Series B Preferred stock in the amount of $-0- and $217,524 were recorded during the three months ended September 30, 2014 and 2013, respectively. The holders of the Series A Preferred stock converted their stock into shares of common on December 30, 2013 and the holders of the Series B Preferred stock converted their stock into shares of common stock on February 28, 2014.

The Series A Preferred and Series B Preferred stock had a preference over common shareholders and therefore such amounts have been deducted from net loss to report loss applicable to common shareholders of $716,256 and $639,477 for the three months ended September 30, 2014 and 2013, respectively.

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

The basic and diluted net loss per share was $0.03 and $0.03 for the three months ended September 30, 2014 and 2013, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2014 and 2013 because of the net loss reported for each period. Potential shares of common stock as of September 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 7,217,210 shares, which included 3,012,710 outstanding warrants, and 4,204,500 outstanding stock options.

Results of operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Overview

Infinity incurred a net loss applicable to common shareholders of $3,256,615, or $0.13 per share, for the nine months ended September 30, 2014 compared to a net loss applicable to common shareholders of $4,340,465, or $0.21 per share, for the nine months ended September 30, 2013. The Company issued Series A Preferred and Series B Preferred redeemable convertible stock effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred stock (which represents value attributable to holders of the Series A Preferred and Series B Preferred stock rather than common stock) affects the Company’s net income (loss) by $(25,527) and $(2,314,716) to arrive at net loss applicable to common shareholders for the nine months ended September 30, 2014 and 2013, respectively.

Revenue

The Company had no revenues in either 2014 or 2013. It focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2014 or 2013. The Company sold its investment in Infinity-Texas in July 2012, which held its only producing properties at that time. The Company believes, however, that it may continue to have obligations relative to reclamation costs for its Texas properties through the date of the sale of Infinity-Texas. It continues to record a potential liability related to Texas reclamation costs of $734,897 as of September 30, 2014.

The Company has no domestic exploration and development activities in order to conserve cash. It is not actively working on any domestic property.

General and administrative expenses

Stock based compensation expenses of $946,901 for the nine months ended September 30, 2014 decreased 36% from those in 2013, which were $1,476,383. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers. On January 17, 2014, the Company granted 900,000 options that have an exercise price of $3.00 per share and terms of ten years. A total of 300,000 options vested immediately while the remaining 600,000 options vest at a rate of one half for each of the two years thereafter. The grant date fair value of the stock options issued in January 2014 was reduced because of the drop in the Company’s stock price in relation to the exercise price of $3.00 per share. The issuance of stock options with exercise prices well above the market price at the date of grant caused the reduced amount of stock based compensation during the nine months ended September 30, 2014 compared to 2013.

General and administrative expenses of $472,890 for the nine months ended September 30, 2014 increased 22% from those in 2013, which were $387,610. The increase in general and administrative expenses is attributable to an increase of approximately $101,000 related to expenses during 2014 related to its activities in Nicaraguan as the Nicaraguan Concessions progressed to the exploration phase and 2D and 3D seismic mapping activities commenced after the Environmental Impact Assessment was accepted by the Nicaraguan government. The increase in Nicaraguan Concession expenses were partially offset by a decrease in travel expenses as the Company attended fewer trade and investor seminars in 2014 compared to 2013.

Gain on sale of undeveloped leases

The Company’s sold undeveloped acreage under leases in Colorado during 2014, which resulted in the gain on sale of asset totaling $10,000. No similar sale occurred in 2013.

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

Other income (expense)

Interest expense increased from $779,261 for the nine months ended September 30, 2013 to $2,661,638 in 2014. This significant increase was attributable to the fact that during December 2013 and early in 2014 the Company borrowed approximately $1,535,000 on a short-term basis by issuing subordinated promissory notes with detachable warrants to purchase common shares. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. The non-cash amortization of debt discount aggregated $2,511,783 and $735,942 during the nine months ended September 30, 2014 and 2013, respectively, which amounts reflect the use of short-term notes with detachable purchase warrants by the Company to attract new capital. The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

The estimated fair value of the Company’s derivative liabilities, all of which are related to the conversion features and detachable warrants issued in connection with notes payable as of September 30, 2014 and recorded the change in the valuation of derivative liabilities as income or loss in the statement of operations. The valuation of the derivative liabilities resulted in a gain of $587,629 and a loss of $24,410 for the nine months ended September 30, 2014 and 2013, respectively. The derivative liabilities valuation gain reflect the decrease in the market value of the Company’s common stock as of September 30, 2014 compared to the conversion price of the notes payable and the exercise price on the common stock purchase warrants.

Income Tax

The Company appealed an assessment of Kansas corporate income tax that had been issued by the Department of Revenue for the tax year ended December 31, 2006 in the amount of approximately $653,000, which was accrued in the consolidated balance sheet. On July 30, 2013, the Kansas Department of Revenue issued a letter to the Company advising it that it no longer owed any corporate income tax to the State of Kansas and released the Company from the payment of such taxes. Consequently, the related accrual was reversed and an income tax benefit of $653,000 was recorded during the nine months ended September 30, 2013.

For income tax purposes, the Company has estimated its net operating loss carry-forwards as of September 30, 2014 to approximate $57,395,000, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

Net loss

As a result of the above, we reported a net loss of $3,231,088 and $2,025,749 for the nine months ended September 30, 2014 and 2013, respectively, a deterioration of $1,205,339 (60%).

Loss applicable to common shareholders

The Company has classified both Series A Preferred and Series B Preferred stock as mezzanine securities in the consolidated balance sheet. Both Series A Preferred and Series B Preferred stock were accreted to their face values over a period commencing April 14, 2012 through December 31, 2013. During the nine months ended September 30, 2014 and 2013, the recorded fair value of Series A Preferred and Series B Preferred stock were accreted (increased in calculated present value) by $-0- and $1,662,144, respectively. Accrued dividends payable on the Series A Preferred and Series B Preferred stock in the amount of $25,527 and $652,572 were recorded during the nine months ended September 30, 2014 and 2013, respectively. The holders of the Series A Preferred stock converted their stock into shares of common stock on December 30, 2013 and the holders of the Series B Preferred stock converted their stock into shares of common stock on February 28, 2014.

The Series A Preferred and Series B Preferred stock had a preference over common shareholders and therefore such amounts have been deducted from net loss to report loss applicable to common shareholders of $3,256,615 and $4,340,465 for the nine months ended September 30, 2014 and 2013, respectively.

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

The basic and diluted net loss per share was $0.13 and $0.21 for the nine months ended September 30, 2014 and 2013, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2014 and 2013 because of the net loss reported for each period. Potential common shares as of September 30, 2014 that have been excluded from the computation of diluted net loss per share amounted to 7,217,210 shares which included 3,012,710 outstanding warrants, and 4,204,500 outstanding stock options.

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

During 2012 we borrowed $250,000 under a short-term credit facility with a related party. We issued an interest-bearing note and common stock purchase warrants in connection with the facility. During 2013 we borrowed approximately $1,825,000 on a short-term basis by issuing various subordinated promissory notes with detachable warrants to purchase shares of common stock. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. We used the proceeds of this note to repay previously issued notes, including the foregoing related party note, meet obligations and conduct seismic mapping related to our Nicaraguan Concessions and provide working capital.

As of September 30, 2014 we owed a net of $1,525,000 plus accrued interest on six promissory notes, all of which have been extended to various dates from January 2015 through February 28, 2015.

In April 2013, we conducted a private placement of units composed of common stock and warrants under which we raised $890,000 in proceeds and exchanged $125,000 principal amount of an outstanding note plus accrued interest for units. We used part of these proceeds to retire notes issued earlier in 2013.

Subsequent to September 30, 2014, we has issued two new promissory notes for total cash proceeds of $100,000. The promissory notes have maturity dates, as amended, of February 28, 2015. In connection with these loans, we granted new warrants exercisable to purchase a total of 150,000 shares of common stock at an exercise price of $1.00 per share, all of which warrants are immediately exercisable and terminate five years from their dates of issuance.

Subsequent to September 30, 2014, we were unable to pay the outstanding principal due on promissory notes representing $350,000 in debt on their respective maturity dates. We negotiated extensions of their maturity dates to February 28, 2015 and in this connection granted additional warrants to purchase 350,000 shares of common stock at an exercise price of $1.00 per share with a five-year term.

Subsequent to September 30, 2013, we were unable to pay balances due on our line-of-credit facility with a related party with an outstanding balance of $32,852 as of September 30, 2014. We and such party agreed to extend the maturity date to February 28, 2015 and in this connection we granted additional warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share with a five-year term.

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

On October 13, 2014 the Company announced that it had entered into a Letter of Intent (“LOI”) with Granada Exploration, LLC, which has agreed to join with the Company to explore for potential hydrocarbons beneath Infinity’s 1.4 million-acre oil and gas Nicaraguan Concessions. Under the terms of the LOI, Granada Exploration will provide its services in exchange for a working interest in the Nicaraguan Concessions. The scope of such services will be more specifically described in a mutually acceptable Exploration Services Agreement (“ESA”) which is currently being negotiated. The ESA is anticipated to provide that Granada will earn an assignment from Infinity of an undivided 30% working interest in the Nicaraguan Concessions, based on an 80% net revenue interest. Granada and Infinity are also anticipated to enter into a Joint Operating Agreement. Granada may, at its discretion, participate in an initial exploratory well for up to an additional undivided 20% working interest, on a prospect-by-prospect basis, with such additional interest to be based on an 80% net revenue interest.

The LOI is subject to Granada’s normal and customary due diligence, including the evaluation of the Company’s Form 10-K and 10-Q filings; documents showing that the Company is in good standing with the Nicaraguan Concessions and the Nicaraguan government; negotiation and approval of mutually acceptable formal agreements; and final approval by a majority of the partners that comprise Granada Exploration, LLC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of September 30, 2014, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information regarding the issuance of unregistered securities by the Company during the three months ended September 30, 2014.

The Company entered into a line-of-credit facility on September 23, 2013 that provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8%, and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. On such date the parties renewed the credit facility until April 23, 2014 and on April 23, 2014 the parties renewed the facility to July 23, 2014. The parties subsequently renewed the facility to February 28, 2015. The Company granted the lender common stock purchase warrants exercisable to purchase 250,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants are immediately exercisable and expire from September 23, 2018 to January 23, 2019 (as amended on January 23, 2014). The parties agreed as a condition to the renewal of the line-of-credit in January 2014 and that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment credit facility and issuance of the warrants. It relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the credit facility and warrants

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

