Form 10-K
period 2014-12-31
INFINITY ENERGY RESOURCES, INC
filed 2015-02-04
CIK 822746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 27, 2015
Common Stock, $0.0001 par value	25,559,678

FORM 10-K

INFINITY ENERGY RESOURCES, INC.

DECEMBER 31, 2014

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	44

SIGNATURES

Signatures	46

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

PART I

Item 1. Business.

Overview

Infinity Energy Resources, Inc. is an independent energy company that is pursuing an oil and gas exploration opportunity offshore of Nicaragua in the Caribbean Sea. The Company has been awarded two offshore concessions by the Nicaraguan Government covering a total of 1.4 million acres. Previously the Company was engaged in the acquisition, exploration and development of natural gas and oil properties in the United States through its wholly-owned subsidiaries, Infinity Oil and Gas of Texas, Inc. (“Infinity-Texas”) (sold July 2012) and Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”) which has been inactive. The Company has ceased all domestic oil and gas activities in the United States and is currently focusing its efforts on its Nicaraguan offshore concessions.

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

On March 5, 2009, we were granted oil and gas concessions by the Nicaraguan Government to explore approximately 1.4 million acres offshore Nicaragua. We have ceased all domestic oil and gas activities in the United States and are currently focusing its efforts on our Nicaraguan offshore concessions.

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

On March 5, 2009, we signed the contracts granting us the Perlas and Tyra concession blocks offshore Nicaragua (the “Nicaraguan Concessions” or “Concessions”). Since our acquisition of the Nicaraguan Concessions, we have conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over our Perlas and Tyra concession blocks offshore Nicaragua. In April 2013 our Environmental Impact Assessment was formally approved by the Nicaraguan government, at which time we commenced significant activity under the initial work plan involving the acquisition of new seismic data on the two Nicaraguan Concessions. We undertook seismic shoots during late 2013 that resulted in the acquisition of new 2-D and 3-D seismic data and are reviewing it in order to select our initial drilling sites for exploratory wells. We intend to seek joint venture or working interest partners prior to the commencement of any exploratory drilling operations on the Nicaraguan Concessions. In this connection, we may seek offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations or other strategic partnership. On October 13, 2014 we announced that we had entered into a Letter of Intent with Granada Exploration, LLC, which has agreed to join with us to explore for potential hydrocarbons on the Concessions. The parties are negotiating definitive agreements and final due diligence matters are in process.

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

On July 31, 2012, we sold 100% of the stock of Infinity-Texas to an individual who was the sole owner of the limited liability company that purchased the Infinity-Texas properties in December 2011. The purchase price was $1.00. By purchasing the stock the buyer assumed all the liabilities of Infinity-Texas as of that date, which aggregated $5,152,111.

Infinity-Wyoming

Infinity-Wyoming was engaged in the acquisition, exploration, development and production of natural gas, condensate and crude oil in the Rocky Mountain region in Wyoming and Colorado. This subsidiary is a Wyoming corporation. On January 7, 2008, Infinity-Wyoming completed the sale of essentially all of its producing oil and gas properties in Colorado and Wyoming, along with 80% of the working interest owned by it in undeveloped leaseholds in Routt County, Colorado and Sweetwater County, Wyoming to Forest. Following the sale, Infinity-Wyoming had no wells producing crude oil or natural gas and it is inactive. During 2013 and 2014, the Company sold the remaining undeveloped leases it held in Infinity-Wyoming and all activities have ceased.

Revolving Credit Facility and Fifth Forbearance Agreement - Retirement of Debt

On January 10, 2007, we entered into a reserve-based revolving credit facility (the “Revolving Credit Facility”) with Amegy Bank, N.A. (“Amegy”). Under the related loan agreement (the “Loan Agreement”) between us, Infinity-Texas and Infinity-Wyoming (each a wholly-owned subsidiary and together, the “Guarantors”) and Amegy, we could borrow, repay and re-borrow on a revolving basis up to the aggregate sums permitted under the borrowing base, $22,000,000 (reduced to $10,500,000 effective as of August 10, 2007 and subsequently reduced to $3,806,000 effective as of March 26, 2008) and subsequently reduced to $2,900,000 on December 4, 2009. The Revolving Credit Facility had an initial term of two years. Amounts borrowed bore interest at a stated rate of 5.5% at December 31, 2011 and 2010. Interest payments were due on a monthly basis, and principal payments may be required to meet a borrowing base deficiency or monthly borrowing commitment reductions. The borrowing base under the Revolving Credit Facility and the applicable interest rate was subject to adjustment at least once every three months. Amounts borrowed under the Revolving Credit Facility were collateralized by substantially all of our assets and those of our subsidiaries and were guaranteed by our subsidiaries. The Revolving Credit Facility contained certain standard continuing covenants and agreements and required us to maintain certain financial ratios and thresholds.

We entered into five separate forbearance agreements resulting from our breach of certain covenants in the Loan Agreement after the initial two-year term of the Revolving Credit Facility, the last one on February 16, 2011. The Fifth Forbearance related to the breach by us and Guarantors of (i) substantially all financial covenants set forth in Section 8 of the Loan Agreement and (ii) certain covenants set forth in Section 7 of the Loan Agreement (the “Existing Defaults”). Under the Fifth Forbearance, the borrowing base remained the same. The borrowing base was not subject to redetermination by Amegy during the period from January 31, 2010 to December 31, 2011 (the “Forbearance Period”). The borrowing base deficiency had to be cured by the end of the Forbearance Period through the sale of assets, refinancing of the loan, or some other means of raising capital. Under the Fifth Forbearance, Amegy agreed to forebear from exercising any remedies under the Loan Agreement and related loan documents and to waive the Existing Defaults for the Forbearance Period, unless otherwise extended or earlier terminated by Amegy due to a further default under the Loan Agreement. In connection with the Fifth Forbearance, the maturity date of the Loan Agreement and related note was extended to December 31, 2011.

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

Retirement of Debt. On February 28, 2012, we signed definitive agreements with Amegy and Off-Shore Finance, LLC (“Off-Shore”) relating to outstanding debt and other obligations we owed to them. Under these documents, we agreed to issue 130,000 shares of Series A Preferred (the “Series A Preferred”) and 2,000,000 shares of common stock to Amegy and it agreed to cancel a warrant exercisable to purchase 931,561 shares of our common stock that we issued to it in February 2011 in conversion, exchange and payment in full of all debt and other obligations we owed to Amegy. In addition, we agreed to issue Off-Shore 15,016 shares of Series B Preferred (the “Series B Preferred”) in conversion, exchange and payment in full of all debt and other obligations we owed to Off-Shore. The transactions with Amegy and Off-Shore closed on April 13, 2012. As a result of the transactions, we cancelled debt, accrued interest and fees, and the derivative liability recorded relative to the Amegy warrant, all of which totaled $21,883,393 at April 13, 2012.The transactions were recorded in the second quarter of 2012.

The Series A Preferred and Series B Preferred accrued a dividend at 6%per annum and were convertible into common stock at a price of $6.50 per share. Both series of Preferred Stock would automatically convert into common stock if the average of the closing prices of the common stock for 30 consecutive trading days equaled at least $7.50 per share. We had the right to redeem both series of Preferred Stock at any point for an amount equal to their issue price of $100 per share plus all accrued and unpaid dividends. Commencing January 1, 2013, the Series A Preferred would vote with the common stock on all matters presented to the holders of the common stock with the number of votes equal to the number of shares of common stock issuable upon conversion of the Series A Preferred. Beginning January 1, 2014, the Series A Preferred shareholder would have a majority vote on all such matters and the right to elect a majority of the Board of Directors, if the Series A Preferred had not been redeemed or converted into common stock. Neither series of Preferred Stock was transferrable for 180 days after issuance.

Conversion of Preferred stock into Common Stock. On December 30, 2013, we completed all transactions contemplated by the Stock Exchange Agreement (the “Exchange Agreement”) between us and Amegy. Under the Agreement Amegy exchanged all 130,000 shares of our Series A Preferred that it owned for 3,250,000 shares of our common stock. Each share of Series A Preferred had a price of $100. We also issued Amegy an additional 341,250 shares of our common stock for $1,365,000, the amount of the accrued and unpaid dividends on the Series A Preferred as of the date of the transaction. As a result we issued a total of 3,591,250 shares of common stock valued at $4.00 per share. Thus, the transactions were valued at $14,365,000, which amount has been reflected as common stock and additional paid in capital in our consolidated balance sheet.

Effective February 28, 2014, we received conversion notices from Offshore that effected the conversion of all Series B Preferred outstanding, including accrued dividends thereon, into shares of our common stock. In the transaction Offshore exchanged all 15,016 shares of Series B Preferred that it owned for 375,400 shares of our common stock. Each share of Series B Preferred had a liquidation and value of $100. Offshore also agreed to receive an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B Preferred as of the effective date of the transaction. As a result, we issued a total of 420,448 shares of common stock valued at $4.00 per share, or a total of $1,681,792.

Business Strategy

Our principal objective is to create stockholder value through the development of our Nicaraguan Concessions. We have commenced significant activity under the initial work plan and received formal governmental approval of the environmental study in 2013. While previously existing reprocessed 2-D seismic data is not sufficient to identify or evaluate prospects in the deeper Cretaceous zone, we and our consultants continue to believe that Cretaceous, as well as Eocene, hydrocarbons could be present within the Nicaraguan Concessions, although we can offer no assurances in this regard. The recently acquired 2-D and 3-D seismic data may help identify the existence of the deeper Cretaceous Zone on the Concessions. We are reviewing the data in order to evaluate the potential oil and gas producing structures and select our initial drilling sites for exploratory wells and to determine the scope our exploration program.

We intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any, net proceeds from the sales of assets.

Recent Development

On October 13, 2014 the Company announced that it had entered into a Letter of Intent (“LOI”) with Granada Exploration, LLC (“Granada”), which has agreed to join with the Company to explore for potential hydrocarbons beneath Concessions. Under the terms of the LOI, Granada will provide its services in exchange for a working interest in the Nicaraguan Concessions. The scope of such services will be more specifically described in a mutually acceptable Exploration Services Agreement (“ESA”), which is currently being negotiated and finalized. The ESA is anticipated to provide that Granada will earn an assignment from Infinity of an undivided 30% working interest in the Concessions, based on an 80% net revenue interest. Granada and Infinity are also anticipated to enter into a Joint Operating Agreement. Granada may, at its discretion, participate in an initial exploratory well for up to an additional undivided 20% working interest, on a prospect-by-prospect basis, with such additional interest to be based on an 80% net revenue interest.

The LOI is subject to Granada’s normal and customary due diligence including the evaluation of the Company’s filings with the Securities and Exchange Commission (“SEC”), Concession documents showing that the Company is in good standing with the Nicaraguan government, negotiation and approval of mutually acceptable formal agreements, and final approval by a majority of the partners that comprise Granada.

EXPLORATION AND PRODUCTION

Nicaragua Oil and Natural Gas Concession

Preliminary analyses and interpretation of available 2-D seismic data by independent consultants has revealed that the Nica-Tinkham Ridge, the single most important structure in the basin, traverses both of the blocks (Tyra and Perlas) in Infinity’s offshore concessions and controlled the deposition of Eocene and possibly younger reef systems. Such preliminary analyses have identified four prospects covering a total of over 547 square miles. The Company’s consultants, Brazilian-based Consultoria em Geologia Geofísica e Informática do Petróleo LTDA (“CGGIP”) and its senior geological consultant, Luciano Seixas Chagas, working in concert with Thompson & Knight Global Energy Services LLC, are building a credible model suggesting that the Eocene geologic zone alone has a potential that hydrocarbons could be present, based upon certain assumptions involving porosity, saturation, recovery and other parameters. This model is also subject to the complex geology of the region and the fact that the reef system has never been drilled. While 2-D seismic data is not sufficient to identify or evaluate prospects in the deeper Cretaceous zone, we and our consultants continue to believe that Cretaceous, as well as Eocene, hydrocarbons could be present within the Nicaraguan Concessions, although we can offer no assurances in this regard. The recently acquired 2-D and 3-D seismic data may help identify the existence of the deeper Cretaceous Zone on the Concessions. We are reviewing the data in order to evaluate the potential oil and gas producing structures and select our initial drilling sites for exploratory wells.

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

In April 2011, we filed with the Nicaraguan government an Environmental Impact Assessment (“EIA”) covering proposed seismic activities on our Nicaraguan Concessions. The filing of the EIA was followed by a comment period during which there was interaction between us the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest to the Nicaraguan Concessions. In April 2013 the EIA was formally approved by the Nicaraguan government and we were cleared to commence 2-D and 3-D seismic mapping activities in the area. In late 2013 and early 2014 CGG Services (US) Inc. – NASA, a fully integrated Geoscience company that provides geological, geophysical and reservoir services to the global oil and gas industry, conducted 2-D and 3-D seismic data covering selected areas within the boundaries of the Nicaraguan Concessions in the first quarter of 2014. In March 2014 we opened a seismic data room at CGG's Houston headquarters in order to invite potential strategic and/or financial partners to view the fully processed results of the seismic survey activities conducted by CGG. The data room remains available to us and potential strategic and/or financial partners.

The final approval of the EIA by the Nicaraguan government on April 13, 2013, began Sub-Period 2 as defined in the Nicaraguan concessions. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of December 31, 2014. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2014. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, subject to renewal of the expired letters of credit, and is in year three of the exploration phase of the 30-year Nicaraguan Concessions.

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

•

Obtaining the capital necessary to pursue our Nicaraguan Concessions;

•

Seeking to acquire the services, equipment, labor and materials necessary to explore, operate and develop those properties.

Most of our competitors have financial and technological resources substantially exceeding those available to us. We cannot be sure that we will be successful in developing and operating profitable properties in the face of this competition.

Government Regulation of the Oil and Gas Industry

In April 2011, we filed with the Nicaraguan government an Environmental Impact Assessment (“EIA”) covering proposed seismic activities on our Nicaraguan Concessions. The filing of the EIA will be followed by a comment period during which there will be interaction between us, the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest to the Nicaraguan Concessions. The final approval of the EIA by the Nicaraguan government on April 13, 2013, began Sub-Period 2 as defined in the Nicaraguan Concessions. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year Concessions for both Perlas and Tyra as of December 31, 2014.

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

The following is a summary discussion of the framework of key environmental and land use regulations and requirements affecting oil and natural gas exploration, development, production and transportation operations.

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

Title to Properties

The Company sold domestic acreage and leases related to Infinity-Texas in 2012. It also sold certain undeveloped acreage under lease held by Infinity-Wyoming during 2014 and 2013 and management believes that it has now divested itself of all domestic acreage and leases of Infinity-Wyoming. During the year ended December 31, 2008, the remaining values of the Infinity-Texas and Infinity-Wyoming properties were determined to be uneconomical to operate and as such, we wrote them down to zero value.

Operating Hazards and Insurance

The oil and natural gas business involves a variety of operating risks. We were unable to maintain insurance against such potential risks and losses.

In addition, pollution and environmental risks are not insured. If a significant accident or other event occurs not covered by insurance, it could adversely affect us.

Employees

On December 31, 2014, we had two employees, our CEO and CFO, whose salaries we have partially deferred. We also use outside contractors to perform services.

Exploration and Development

We incurred exploration expenditures on our Nicaraguan Concessions in the fiscal years ended December 31, 2014 and 2013 of $115,622 and $6,051,411, respectively.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

This section contains an explanation and detail of some of the relevant project groupings from our overall inventory of projects and prospects. Our sole focus is our Nicaraguan Concessions, which are located in the Caribbean Sea, offshore Nicaragua.

Nicaragua

Subsequent to the initial award of the Nicaraguan Concessions in 2003, we negotiated a number of key terms and conditions of an exploration and production contract covering the approximate 1.4 million acre Tyra (approximately 826,000 acres in the north) and Perlas (approximately 560,000 acres in the south) concession areas offshore Nicaragua. The contract, which was finalized in 2009, contemplates an exploration period of up to six years with four sub-phases and a production period of up to 30 additional years (with a potential five-year extension). We submitted an environmental study in 2011, which was approved in April 2013 by the Nicaraguan government which allowed us to commence our exploration activities. We have acquired new specific geological information from the acquisition of new 2-D and 3-D seismic studies during 2013 and 2014 along with the reprocessing and additional evaluation of existing 2-D seismic data over the Perlas and Tyra Concession blocks.

Proved Reserves Reporting

We had no proved reserves as of December 31, 2014 and 2013.

Production, Prices and Production Costs

We had no production during the years ended December 31, 2014 or 2013.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the costs we incurred in the purchase of proved and unproved properties and in development and exploration activities in Nicaragua:

	2014	2013
Property acquisition costs:
Proved	$-	$-
Unproved	-	-
Total property acquisition costs	-	-
Development costs	-	-
Exploration costs	115,622	6,015,411

Total costs	$115,622	$6,015,411

Exploration costs during the year ended December 31, 2013 included $5,937,013 of costs incurred for the acquisition of new 2D and 3D seismic data on the Nicaragua Concessions.

There were no development, exploration or acquisition costs incurred during 2014 and 2013 on our domestic properties.

Drilling Activity

We had no drilling activity during the years ended December 31, 2014 or 2013.

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases we held as of December 31, 2014.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Onshore U.S.	-	-	-	-
Offshore Nicaragua	-	-	1,386,000	1,386,000
Total	-	-	1,386,000	1,386,000

Present Activities

We own a 100% interest in the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. Within 15 days of entering an exploration sub-period, we are required to provide an irrevocable guarantee (“Irrevocable Guarantee”) in favor of the Nicaraguan Ministry of Energy, payable in Nicaragua, in an amount equal to the estimated cost of such exploration sub-period, subject to an accumulated credit carry forward for the excess of work performed in the preceding exploration sub-period, as provided in the Nicaraguan Concession agreements.

The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2 as defined in the Nicaraguan Concessions. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of December 31, 2014. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2014. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, except for the renewal of the expired letters of credit, and is in year three of the exploration phase of the 30-year Nicaraguan Concessions.

We submitted an environmental study in 2011, which was approved in April 2013 by the Nicaraguan government that allowed us to commence our exploration activities. We have acquired new specific geological information from the acquisition of new 2-D and 3-D seismic studies during 2013 and 2014 along with the reprocessing and additional evaluation of existing 2-D seismic data over the Perlas and Tyra Concession blocks. We are performing ongoing evaluation of such 2-D and 3-D seismic data on the Concessions in order to evaluate the potential oil and gas producing structures, select our initial drilling sites for exploratory wells and determine the scope our exploration program.

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period	Duration
(6 Years)	(Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	2	- Environmental Impact Study	26km2	$443,100
		- Acquisition & interpretation of 333km of new 2D seismic
		- Acquisition, processing & interpretation of 667km of new 2D seismic (or equivalent in 3D)
Sub-Period 2 Optional	1	- Acquisition, processing & interpretation of 200km2 of 3D seismic	53km2	$1,356,227
Sub-Period 3 Optional	1	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	80km2	$10,220,168
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	All acreage except areas	$10,397,335
		- Geochemical analysis	with discoveries

Minimum Work Program - Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments
Exploration Period	Duration
(6 Years)	(Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	1.5	- Environmental Impact Study	26km2	$408,450
		- Acquisition & interpretation of 667km of existing 2D seismic
		- Acquisition of 667km of new 2D seismic (or equivalent in 3D)
Sub-Period 2 Optional	0.5	- Processing & interpretation of the 667km 2D seismic (or equivalent in 3D) acquired in the previous sub-period	40km2	$278,450
Sub-Period 3 Optional	2	- Acquisition, processing & interpretation of 250km2 of new 3D seismic	160km2	$1,818,667
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	All acreage except areas	$10,418,667
		- Geochemical analysis	with discoveries

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block
Area Fee	Years 1-3	$0.05/hectare
	Years 4-7	$0.10/hectare
	Years 8 & forward	$0.15/hectare
Royalties	Recovery Factor	Percentage
	0 – 1.5	5%
	1.5 – 3.0	10%
	>3.0	15%
Natural Gas Royalties	Market value at production	5%
Corporate Tax	Rate no higher than 30%
Social Contribution	3% of the net profit (1.5% for each autonomous region)
Investment Protection	ICSID arbitration
	OPIC insurance

Sub-Period 2 of the exploration phase began April 13, 2013, when the Nicaraguan Government approved the environmental impact study. The minimum cash requirements related to the maintain the Nicaraguan Concessions for the next twelve month period will be approximately $7,945,000, of which $4,945,000 is related to seismic activities already performed (in December 2013) but not yet paid, approximately $2,500,000 for new seismic activities to be performed in 2015 and $500,000 is related to the training fees, area fees and other expenditures required under the Nicaraguan Concession. In addition to the minimum cash requirements related to the Nicaraguan Concessions, the Company estimates that it will require approximately $330,000 of working capital to maintain corporate operations for the next 12 months, but not including approximately $1,659,000 principal amount of short-term promissory notes due in February and April 2015, plus accrued interest, and other obligations owed to third parties.

Item 3. Legal Proceedings.

The Company is currently involved in litigation as follows:

•

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

•

In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain that must be satisfied in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as an asset retirement obligation on the consolidated balance sheets.

•

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

•

Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company relating to certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013, and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

•

Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter dated August 15, 2014 of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued the 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014, under which it would issue 28,000 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputes the Company’s contentions and has submitted the dispute to binding arbitration. The Company has accrued $49,000 in accounts payable as of December 31, 2014, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Infinity’s common stock trades on the Over-the-Counter QB Tier Market (OTCQB) under the symbol “IFNY” The following table sets forth the high and low closing bid prices for Infinity’s common stock as reported by the OTCQB. The closing price of the common stock on January 27, 2015 was $0.40 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2013	High	Low
1st Quarter	$2.25	$1.42
2nd Quarter	$2.19	$1.48
3rd Quarter	$3.48	$1.90
4th Quarter	$3.62	$1.20

Year Ended December 31, 2014	High	Low
1st Quarter	$1.63	$1.07
2nd Quarter	$1.54	$1.09
3rd Quarter	$1.19	$0.67
4th Quarter	$0.98	$0.51

Holders of Common Stock

At December 31, 2014, there were approximately 148 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 475,000 shares of the Company’s common stock are reserved for issuance under the 2005 Plan. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2005 and 2006 Plans. As of December 31, 2014, a total of 136,500 shares were available for future grants under all plans. The following table sets forth certain information regarding our stock option plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	808,500	$2.76	136,500
Option grants not issued under a plan approved by stockholders	3,396,000	4.16	n/a
Total	4,204,500	$3.89	136,500

Recent Issuances of Unregistered Securities

The following sets forth information regarding the issuance of unregistered securities by the Company in its fiscal year ended December 31, 2014.

Effective February 28, 2014, the Company received Conversion Notices from Offshore that effected the conversion of all Series B Preferred outstanding, including accrued and unpaid dividends thereon, into shares of Common Stock. In the transaction, Offshore exchanged all of its 15,016 shares of Series B Preferred for 375,400 shares of Common Stock. Each share of Series B Preferred had a liquidation and par value of $100. The Company also issued Offshore an additional 45,048 shares of Common Stock for $180,192, the amount of the accrued and unpaid dividends on the Series B Preferred as of the effective date of the transaction. As a result, the Company issued a total of 420,448 shares of Common Stock valued at $4.00 per share, for a total of $1,681,792, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

In issuing the shares of Common Stock in exchange for the outstanding Series B Preferred the Company relied on the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the shares of Common Stock in lieu of the accrued and unpaid dividends on the Series B Preferred. The Company did not pay compensation or fees to any party in connection with the issuance of the shares of Common Stock.

The exchange of the Series B Preferred stock for Common Stock cancelled the Series B Preferred and thus eliminated any future dividend accrual and liquidation preferences that the Series B Preferred had over the outstanding shares of Common Stock.

Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. On May 27, 2014 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the common stock. It paid no compensation in connection with the issuance of the stock.

During the year ended December 31, 2014, the Company borrowed a total of $625,000 from entities or individuals with detachable warrants to purchase common stock as follows:

On January 2, 2014 it borrowed a total of $50,000 from an individual under a promissory note bearing interest at 8% per annum and an April 2, 2014 maturity date. The note was paid off on its maturity date. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 50,000 shares of common stock at $1.50 per share for a term of two years from the date of the note. The terms of the note and warrant provided that if the note and interest thereon are not paid in full by the note’s maturity date, the exercise price of the warrant automatically reduces to $0.50 per share. The ratchet provision in the warrant exercise price requires that the warrant be accounted for as a derivative liability until the underlying promissory note was paid off. The Company recorded the estimated fair value of the warrants totaling $33,852 as a discount on the underlying note payable and as a derivative liability in the same amount, as of the date of the note. Interest expense for the year ended December 31, 2014 includes discount amortization in the amount of $33,852. The value of the warrant was $35,280 as of the date the underlying promissory note was paid off which was transitioned to additional paid in capital.

On January 7, 2014 it borrowed $25,000 from an individual under a convertible note with a conversion price of $1.50 per share. The term of the note was for one year and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 25,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note is not paid in full by its maturity date, the conversion price of the note and exercise price of the warrant automatically reduce to $0.50 per share. On January 7, 2015, the Company and the holder agreed to extend the maturity date of the note to February 28, 2015 and in consideration the Company granted it an additional 25,000 warrants with an exercise price of $1.00 per share for a five-year term and reduced the exercise price of the previously issued warrants to $1.00 per share.

On March 31, 2014 it borrowed $100,000 from an entity under a convertible note with a conversion price of $1.50 per share. The term of the note was for a period of 180 days and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase of 100,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. On September 30, 2014, the Company and the holder agreed to extend the maturity date of the note to February 28, 2015 and in consideration the Company granted it an additional 100,000 warrants with an exercise price of $1.00 per share for a five-year term and reduced the exercise price of the previously issued warrants to $1.00 per share. The terms of the note and warrants provide that if the note is not be paid in full by its maturity date, the conversion price of the note and the exercise price of the warrants automatically reduce to $0.50 per share.

On April 4, 2014 and June 7, 2014 it borrowed a total of $250,000 from an entity under two convertible notes with the conversion price of $1.50 per share. The original terms of the notes were for a period of 180 days and they bear interest at 8% per annum. In connection with the loans, the Company issued the entity a warrant excisable to purchase 250,000 shares of common stock at $1.50 per share for a period of five years from the dates of the notes. On November 19, 2014 the Company borrowed an additional $50,000 from the entity under a new convertible note with a conversion price of $1.00 per share, bearing interest at 8% per annum and due on February 28, 2015. Also on such date the Company and the lender agreed to extend the maturity date of the two original notes to February 28, 2015 and in consideration for the extension and the new loan granted the lender an additional warrant exercisable to purchase 350,000 shares at a price of $1.00 per share for a five-year term and reduced the exercise price of the existing warrants to $1.00 per share. The terms of the notes and warrants provide that if the notes are not be paid in full by their respective maturity dates, the conversion price of the notes and the exercise price of the warrants automatically reduce to $0.50 per share.

On April 14, 2014 it borrowed $100,000 from an entity under a convertible note with the conversion price of $1.50 per share. The term of the note was for a period of 180 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant exercisable to purchase 100,000 shares of common stock at $1.50 per share for a period of five years from the date of the note. On October 2, 2014 it borrowed an additional $50,000 from this entity under a convertible note with the conversion price of $1.00 per share and extended the maturity date of the original note to February 28, 2015, which is also the maturity date of the new note. In connection with the $50,000 note and the extension of the maturity date of the original note, the Company issued an additional warrant exercisable to purchase 150,000 shares of common stock at a price of $1.00 per share for a term of five years and reduced the exercise price of the original warrant to $1.00 per share. The terms of the notes and warrants provide that if the notes are not be paid in full by their maturity date, the conversion price of the note and exercise price of the warrants automatically reduce to $0.50 per share.

The Company relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the notes and warrants. It paid no compensation in connection with the issuance of the notes and warrants.

The Company entered into a line-of-credit facility on September 23, 2013 which provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. On such date the parties renewed the credit facility until April 23, 2014 and subsequently renewed it until February 28, 2015. In connection with the establishment and extension of the credit facility, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 450,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants are immediately exercisable and expire on various dates from September 23, 2018 to October 23, 2019 (as amended). The parties agreed as a condition to the renewal of the facility in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment credit facility and issuance of the warrants. It relied on the exemption from registration set forth in Section 4(2) of the Securities Act for issuance of the promissory note for the credit facility and warrants.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) while we have retired our debt obligations to Amegy and Off-Shore, we still have substantial obligations to a number of third parties, including a substantial short-term promissory notes due in February and April 2015, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions, including compliance with the letter of credit requirement of the Nicaraguan Concessions, and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct required seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders, including Amegy; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxii) possible issuance of common stock subject to the Series B Preferred, options and warrants may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; and (xxix) whether we will be able to find an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions.

The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this annual report on Form 10-K. Infinity follows the full-cost method of accounting for oil and gas properties. See “Summary of Significant Accounting Policies,” included in Note 1 to the Consolidated Financial Statements for the Years Ended December 31, 2014 and 2013.

2015 Operational and Financial Objectives

Corporate Activities

The Company holds a 100% interest in the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2 as defined in the Nicaraguan concessions. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of December 31, 2014. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2014. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, except for the renewal of the expired letters of credit, and is in year three of the exploration phase of the 30-year Nicaraguan Concessions.

During December 2013 and January 2014, we completed the 2-D and 3-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at this point. We believe that the newly acquired 2-D and 3-D seismic data, together with the previously acquired reprocessed 2-D seismic, will help us to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable oil in place. In addition, the 3-D seismic should provide our first geological information regarding the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise 2-D seismic mapping. The evaluation of the newly acquired seismic data is ongoing in order to determine the scope our exploration program.

We intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any, and net proceeds from the sales of assets.

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

For the Years Ended December 31, 2014 and 2013

Results of Operations

Overview

Infinity incurred a net loss applicable to common shareholders of $3,707,052, or $0.15 per share, for the year ended December 31, 2014 compared to a net loss applicable to common shareholders of $5,587,909, or $0.26 per share, for the year ended December 31, 2013. The Company issued Series A Preferred and Series B Preferred effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred (which represents value attributable to holders of the Series A Preferred and Series B Preferred rather than common stock) affects the Company’s net income (loss) by $(25,527) and $(3,161,043) to arrive at net loss applicable to common shareholders for the years ended December 31, 2014 and 2013, respectively. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, which reduced the amount of the 6% cumulative dividend accrued as well as the accretion in the liquidation value in 2014 compared to 2013.

Revenue

The Company had no revenues in either 2014 or 2013. It focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2014 or 2013. The Company sold its investment in Infinity-Texas in July 2012, as noted above, had sold the Texas properties in December 2011 and had no developed oil and gas properties in the United States in 2014.

The Company has no current or planned domestic exploration and development activities at this time. It is not actively working on any domestic property, focusing instead on the exploration, development and financing of the Nicaraguan Concessions.

Stock-based compensation

Stock-based compensation expenses of $1,087,103 for the year ended December 31, 2014 decreased 33% from those in 2013, which were $1,631,098. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers. During the year ended December 31, 2014, the Company granted options exercisable to purchase 900,000 shares at an exercise price of $3.00 per share and a term of ten years. A total of 300,000 shares vested immediately while the remaining 600,000 shares vest at a rate of 300,000 shares for each of the two years thereafter. During the year ended December 31, 2014, the Company granted options exercisable to purchase 900,000 shares at an exercise price of $3.00 share and a term of ten years. The Company granted options exercisable to purchase 1,250,000 shares in November 2012 at an exercise price of $3.00 share and a term of nine years, which shares were partially amortized during 2014 and 2013. The options granted in 2012 vested one-third immediately, and one-third on the first and second anniversary of the award (November 2013 and 2014). The significant decrease in stock-based compensation expense during 2013 compared to 2012 is attributable to significantly lower market price of the Company’s common stock compared to the $3.00 per share exercise price on the date of grant in January 2014. The significant decrease in the market price the common stock compared to the $3.00 per share exercise price resulted in substantially less grant date fair value of the January 2014 option grant compared to the 2013 and November 2012 option grants that were partially amortized in 2014.

General and Administrative Expenses

General and administrative expenses of $734,702 for the year ended December 31, 2014 decreased $82,497, or 10% from those in 2013, which were $817,199. The decrease in general and administrative expenses is attributable to a decrease of $109,273 in general and administrative expenses related to its Nicaraguan Concessions chiefly because legal fees declined in 2014 compared to 2013. Legal fees attributable to the Nicaraguan Concessions decreased in 2014 compared to 2013 after the Environmental Impact Assessment was accepted by the Nicaraguan government in April 2013, which reduced our need for legal representation in Nicaragua. Reductions in general and administrative expenses related to our Nicaraguan Concessions during 2014 were partially offset by increases in expenses associated with seeking new capital by attending investor conferences or similar forums.

Gain on sale of undeveloped leases

The Company’s sold undeveloped acreage under leases in Colorado during 2014 and 2013, which resulted in the gain on sale of asset totaling $10,000 and $68,640, respectively. The Company held no remaining domestic proved or unproved oil and gas properties as of December 31, 2014.

Gain on settlement of litigation

The Company settled litigation with Timothy Berge on May 27, 2014 by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. It had previously established a provision of $304,878 related to this litigation as an accrued liability representing the amount of the default judgment granted on November 8, 2010 against the Company. The value of the 100,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000, resulting in a gain of $179,878.

Interest expense

Interest expense increased from $832,651 for the year ended December 31, 2013 to $3,498,808 in 2014. This significant increase is attributable to the Company financing its activities in 2013 and 2014 by the issuance of short- term promissory notes bearing interest at 8% per annum together with warrants exercisable to purchase common stock. We were unable to raise long-term capital in 2014 to pay off the short-term promissory notes on their respective maturity dates. We were able to negotiate extensions of the maturity dates on these notes generally by issuing additional warrants exercisable to purchase shares of common stock and, in one case, granting a revenue sharing interest in our Nicaraguan Concessions. The fair value of the warrants and revenue sharing interests issued to the holders at the origination date and extension date of the short-term promissory notes was recorded as a discount on the related debt. Amortization of the warrants and revenue sharing interests granted to the holders resulted in a substantial increase in the overall effective borrowing costs. Discount amortization represents a non-cash expense and totaled $3,317,672 and $776,421 of total interest expense recognized in the years ended December 31, 2014 and 2013, respectively. The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with such short-term notes during 2014 and 2013 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to fair value as of December 31, 2014 and 2013. The mark-to-market process resulted in a gain of $1,376,311 during the year ended December 31, 2014 and a loss of $75,017 during the year ended December 31, 2013. The gain recognized in 2014 is attributable to the significant reduction in the market value of the Company’s common stock experienced during 2014. The closing market price of our common stock was $0.55 per share at December 31, 2014 compared to $1.39 per share as of December 31, 2013.

Loss on Conversion of Note

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

Other income

Other income decreased from $218,543 in for the year ended December 31, 2013 to $72, 900 in 2014. Other income in both 2014 and 2013 primarily related to derecognition of certain liabilities due to the expiration of the statute of limitations on collection of certain obligations of the Company.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $57,675,000, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

The Company appealed an assessment of Kansas corporate income tax that had been issued by the Department of Revenue for the tax year ended December 31, 2006 in the amount of approximately $653,000, which was accrued for in the consolidated balance sheet. On July 30, 2013, the Kansas Department of Revenue issued a letter to the Company advising it that it no longer owed any corporate income tax to the State of Kansas and released the Company from the payment of such taxes. Consequently, the related accrual was reversed and an income tax benefit of $653,000 was recorded for the year ended December 31, 2013.

For the year ended December 31, 2014, the Company realized net losses. The Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that the utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforward, any deferred tax asset at December 31, 2014 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net loss

As a result of the above, we reported a net loss of $3,681,525 and $2,426,866 for the years ended December 31, 2014 and 2013, respectively, a deterioration of $1,254,659 (52%).

Loss applicable to common shareholders

The Company issued Series A Preferred and Series B Preferred effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred (which represents value attributable to holders of the Series A Preferred and Series B Preferred rather than common stock) affects the Company’s net loss by $25,527 and $3,161,043 to arrive at net loss applicable to common shareholders for the years ended December 31, 2014 and 2013, respectively. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, which reduced the amount of the 6% cumulative dividend accrued as well as the accretion in the liquidation value in 2014 compared to 2013.

The Series A Preferred and Series B Preferred had a preference over common shareholders and therefore such amounts have been deducted from net loss to report loss applicable to common shareholders of $3,707,052 and $5,587,909 for the years ended December 31, 2014 and 2013, respectively.

Basic and Diluted Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses from continuing operations are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

The basic and diluted loss per share was $0.15 and $0.26 for the years ended December 31, 2014 and 2013, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2014 and 2013 because of the net loss reported for each period. Potential common shares as of December 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 7,867,210 shares, which included 3,662,710 outstanding warrants and 4,204,500 outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses. We financed our operations primarily through a line of credit with Amegy and Offshore through February 28, 2012, when we entered into definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Effective April 13, 2012, we issued shares of common stock and Series A Preferred and Series B Preferred stock in satisfaction of all the outstanding Amegy and Off-Shore debt, related accrued interest and other fees, and the Amegy Warrant. Although the conversion of Amegy and Offshore debt to equity in 2012 relieved us of a considerable portion of our current liabilities, we continue to have a significant working capital deficit and to experience substantial liquidity issues. Amegy exchanged all of its shares of Series A Preferred, including accrued and unpaid dividends, for shares of common stock as of December 30, 2013 and Offshore converted all of its shares of Series B Preferred, including accrued and unpaid dividends, into shares of common stock on February 28, 2014.

During 2012 we borrowed $250,000 under a short-term credit facility with a related party. We issued an interest-bearing note and common stock purchase warrants in connection with the facility. During 2013 the Company borrowed approximately $1,825,000 on a short-term basis by issuing various subordinated promissory notes with detachable warrants to purchase common shares. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. We used the proceeds of these notes to repay previously issued notes, including the foregoing related party note, to meet obligations and conduct seismic mapping related to our Nicaraguan Concessions and to provide working capital.

In April 2013, we conducted a private placement of units composed of common stock and warrants under which we raised $890,000 in proceeds and exchanged $125,000 principal amount of an outstanding note plus accrued interest for units. We used part of these proceeds to retire notes issued earlier in 2013.

We were unable to raise long-term capital in 2014 to pay off the majority of the outstanding short-term promissory notes on their respective maturity dates. We were able to negotiate extensions of the maturity dates on these short-term promissory notes by issuing additional warrants exercisable to purchase shares of common stock and, in one case, granting a revenue sharing interest in our Nicaraguan Concessions. See “Recent Issuances of Unregistered Securities.”

As of December 31, 2014, we owed $33,807 on our line-of-credit, which is due in February 2015 and a total of $1,625,000 short term promissory notes that are due: (i) $575,000 in February 2015 and (ii) $1,050,000 in April 2015. We intend to negotiate extensions of these notes or raise long-term debt or equity capital to retire these notes as they become due, although we can provide no assurances that we will be successful in this regard. Our current financial condition has made traditional bank loans and normal financing terms unattainable; therefore, we may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, except for renewal of the expired letters of credit, which it must resolve in 2015.

Sub-Period 2 of the exploration phase began April 13, 2013, when the Nicaraguan Government approved the environmental impact study. The minimum cash requirements related to the maintain the Nicaraguan Concessions for the next twelve month period will be approximately $7,945,000, of which $4,945,000 is related to seismic activities already performed (in December 2013) but not yet paid, approximately $2,500,000 for new seismic activities to be performed in 2015 and $500,000 is related to the training fees, area fees and other expenditures required under the Nicaraguan Concession. In addition to the minimum cash requirements related to the Nicaraguan Concessions, the Company estimates that it will require approximately $330,000 of working capital to maintain corporate operations for the next 12 months, but not including approximately $1,659,000 principal amount of short-term promissory notes due in February and April 2015, plus accrued interest, and other obligations owed to third parties.

We plan to raise long-term capital to satisfy the foregoing needs through an offering of our equity or debt securities and/or through a commercial relationship with other industry operators, which may involve the granting of revenue or other interests in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or the creation of a joint venture or other strategic partnership. There can be no assurance that we will obtain such funding or obtain it on terms acceptable to us. Further, if we cannot meet our obligations respecting the Nicaraguan Concessions, we may lose our rights to them.

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

The application of our accounting policies regarding full cost accounting for oil and gas properties (Note 8), accounting for the issuance and valuation of derivative liabilities (Note 6 and 7), accounting for deferred tax assets (Note 9) and estimates involving our stock-based compensation, are considered critical to four accounting estimates made in 2014 and 2013 (Note 5).

Oil and Gas Properties - The Company follows the full cost method of accounting for exploration and development activities and capitalizes direct costs, overhead costs and interest related to such activities. All of the Company’s investment in such costs at December 31, 2014 and 2013 relate to unproved properties that relate to the Nicaraguan Concessions. Management must assess at least annually to ascertain whether impairment of the recorded values has occurred, which involves evaluation of estimates of lease terms for the properties; geographic and geologic data obtained, and estimated future net revenues. For the Nicaraguan Concessions this involves considering terms of the Concessions, status of ongoing environmental study, evaluation of seismic data, and plans to seek industry participation in future exploration and development.

Derivative liabilities - The estimated fair value of the Company’s derivative liabilities, all of which are related to the conversion features and detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the note payable and warrant agreement terms (Note 2 and 6) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements ("ASC 820") fair value hierarchy Level 3). When the note payable is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date. None of the notes payable was extinguished during the year ended December 31, 2014. The assumptions used for determining the fair value of derivative liabilities outstanding during the years ended December 31, 2014 and 2013 are reflected in Note 6 to the Consolidated Financial statements.

Deferred income taxes – Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit.

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2013, cumulative valuation allowances in the amount of $24,374,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $25,788,000 to fully reserve our deferred tax assets as of December 31, 2014. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2014 because of the overall net operating loss carryforwards available and our history of operating and tax losses. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders' equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2014 representing uncertain tax positions.

We have generated substantial deferred income tax assets related to our operations primarily from the charge to compensation expense taken for stock options, certain tax credit carryforwards and net operating loss carryforwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. We continue to evaluate our ability to use recorded deferred income tax asset balances. If we fail to generate taxable income for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carryforwards in the future. Therefore, we may be required to increase our valuation allowance in future periods should our assumptions regarding the generation of future taxable income not be realized.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $57,710,000, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

Stock options - We grant stock options to our employees and directors and such benefits provided are share-based payment awards, which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock obtained from public data sources. We granted options exercisable to purchase 900,000 and 96,000 shares during the years ended December 31, 2014 and 2013, respectively. The assumptions used for determining the grant-date fair value of options granted during the year ended December 31, 2014 are reflected in Note 5 to the Consolidated Financial statements.

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

As of and for the year ended December 31, 2014, there have been no material changes or updates to our critical accounting policies.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our business is seasonal in nature.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Infinity Energy Resources, Inc.

Consolidated Financial Statements

and Accompanying Notes

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infinity Energy Resources, Inc. and Subsidiaries

Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of Infinity Energy Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Energy Resources, Inc. and Subsidiaries as of December 31, 2014 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM, LLP

Kansas City, Missouri

February 4, 2015

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

/s/ L.L. Bradford & Company

Leawood, Kansas

November 18, 2014

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$13,664	$74
Prepaid expenses	23,046	12,723
Total current assets	36,710	12,797

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization:
Unproved	9,628,098	10,477,214

Total assets	$9,664,808	$10,490,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,960,225	$5,705,367
Accrued liabilities (including $788,520 and $788,520 due to related parties at December 31, 2014 and 2013, respectively)	2,484,238	2,733,500
Income tax liability	150,000	150,000
Accrued interest and fees – bank and other	341,748	194,238
Asset retirement obligations	1,716,003	1,716,003
Derivative liabilities	701,214	853,365
Line-of-credit with related party	33,807	94,640
Notes payable, net of discount of $284,245 and $784,096 at December 31, 2014 and 2013, respectively	1,340,755	265,904
Total current liabilities	12,727,990	11,713,017

Redeemable, convertible preferred stock, par value $.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series-A, -0- shares issued and outstanding at December 31, 2014 and 2013	-	-
Series-B (related party), -0- and 15,016 shares issued and outstanding at December31, 2014 and 2013, respectively, liquidation preference $-0- and $1,501,600 plus undeclared dividends of $-0- and $154,665 at December 31, 2014 and 2013, respectively	-	1,656,265
Total redeemable, convertible preferred stock	-	1,656,265
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common stock, par value $.0001, authorized 75,000,000 shares, 25,559,678 and 25,039,230 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,556	2,503
Additional paid-in capital	107,239,985	103,742,424
Accumulated deficit	(110,305,723)	(106,624,198)
Total stockholders’ deficit	(3,063,182)	(2,879,271)
Total liabilities and stockholders’ deficit	$9,664,808	$10,490,011

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Year Ended December 31,
	2014	2013
Operating expenses (income):
Stock-based compensation	$1,087,103	$1,631,098
General and administrative expenses	734,702	817,199
Gain on sale of undeveloped leases	(10,000)	(68,640)
Gain on settlement of litigation	(179,877)	-
Total operating expenses, net	1,631,928	2,379,657

Operating loss	(1,631,928)	(2,379,657)
Other income (expense):
Interest expense	(3,498,808)	(832,651)
Change in derivative fair value	1,376,311	(75,017)
Loss on conversion of note payable	-	(11,085)
Other income	72,900	218,543

Total other income (expense)	(2,049,597)	(700,209)

Loss before income taxes	(3,681,525)	(3,079,866)
Income tax benefit (expense)	-	653,000

Net loss	(3,681,525)	(2,426,866)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	(25,527)	(896,096)

Accretion of Series A and B redeemable, convertible preferred stock to liquidation value	-	(2,264,947)

Loss applicable to common shareholders	$(3,707,052)	$(5,587,909)

Net loss per share – basic and diluted	$(0.15)	$(0.26)

Weighted average shares outstanding – basic and diluted	25,452,573	21,205,155

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2012	20,668,575	$2,066	$88,843,628	$(104,197,332)	$(15,351,638)

Stock-based compensation	-	-	1,631,098	-	1,631,098

Common stock purchase warrants issued for debt issuance costs	-	-	60,290	-	60,290

Transition of derivative liability to equity	-	-	695,723	-	695,723

Issuance of common stock and warrants for cash	556,250	56	889,944	-	890,000

Issuance of common stock for services rendered	40,000	4	80,746	-	80,750

Issuance of common stock on conversion of notes payable	151,634	15	337,400	-	337,415

Exercise of common stock purchase warrants on a cashless basis	31,521	3	(3)	-	-

Conversion of Series A preferred stock to common stock	3,591,250	359	14,364,641	-	14,365,000

Accretion of Series A and B redeemable, convertible preferred stock to liquidation value	-	-	(2,264,947)	-	(2,264,947)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(896,096)	-	(896,096)

Net loss	-	-	-	(2,426,866)	(2,426,866)

Balance, December 31, 2013	25,039,230	2,503	103,742,424	(106,624,198)	(2,879,271)

Stock-based compensation	-	-	1,087,103	-	1,087,103

Common stock purchase warrants issued for debt issuance costs	-	-	603,966	-	603,966

Common stock issued in settlement of litigation	100,000	10	114,990	-	115,000

Transition of derivative liability to equity	-	-	35,280	-	35,280

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	-	(25,527)	-	(25,527)

Conversion of Series B redeemable, convertible preferred stock to common stock	420,448	43	1,681,749	-	1,681,792

Net loss	-	-	-	(3,681,525)	(3,681,525)

Balance, December 31, 2014	25,559,678	$2,556	$107,239,985	$(110,305,723)	$(3,063,182)

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Statements Cash Flows

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,681,525)	$(2,426,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax benefit	-	(653,000)
Stock-based compensation	1,087,103	1,631,098
Common stock issued for services rendered	-	80,750
Change in fair value of derivative liability	(1,376,311)	75,017
Gain on settlement of litigation	(179,877)	-
Gain on sale of undeveloped leases	(10,000)	(68,640)
Amortization of debt discount and debt issuance cost	3,317,672	776,421
Loss on conversion of note	-	11,085
Change in operating assets and liabilities:
Decrease in prepaid expenses and other assets	-	5,805
Increase (decrease) in accounts payable and accrued liabilities	447,983	(186,322)
Net cash used in operating activities	(394,955)	(754,652)

Cash flows from investing activities:
Investment in oil and gas properties	(115,622)	(211,275)
Proceeds from sale of undeveloped leases	10,000	68,640
Decrease in deposit	-	5,000
Net cash used in investing activities	(105,622)	(137,635)

Cash flows from financing activities:
Proceeds (repayment) from line-of-credit, net	(60,833)	94,640
Repayment of note payable to related party	(60,000)	(250,000)
Proceeds from debt and subordinated note payable	635,000	825,000
Proceeds from private placement of common stock and warrants	-	890,000
Repayment of notes payable	-	(700,000)
Net cash provided by financing activities	514,167	859,640

Net increase (decrease) in cash and cash equivalents	13,590	(32,647)

Cash and cash equivalents:
Beginning	74	32,721
End	$13,664	$74

Supplemental cash flow information:
Cash paid for interest	$33,626	$23,428
Cash paid for taxes	$-	$-

Supplemental noncash disclosures:
Warrant derivative issued in connection with notes payable	$1,225,589	$1,488,167
Issuance of revenue sharing interest in Nicaraguan Concession to note holder	$964,838	$-
Investments in oil and gas properties funded by accounts payable	$-	$4,840,136
Investments in oil and gas properties financed through issuance of note	$-	$1,000,000
Noncash capitalized interest	$-	$12,500
Noncash transaction; Series A Preferred shares and related accrued dividends fees satisfied by issuance of common shares	$-	$14,365,000
Noncash transaction; Series B preferred shares and related accrued dividends satisfied by issuance of common shares	$1,681,792	$-
Conversion of note and accrued interest to common stock	$-	$337,415
Transition of derivative liability to equity	$35,280	$695,723
Accretion in fair value of redeemable preferred stock	$-	$2,264,947
Preferred dividends accrued	$25,527	$896,096
Common stock purchase warrants issued for debt issuance costs	$603,966	$60,290
Cashless exercise of common stock purchase warrants	$-	$3

See notes to consolidated financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Infinity Energy Resources, Inc. (the “Company,” “Infinity,” “we”, “our”) is engaged in the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”). The Company sold its wholly-owned subsidiary Infinity Oil and Gas of Texas, Inc. in 2012 and continues to hold its wholly-owned subsidiary Infinity Oil and Gas of Wyoming, Inc., which has been inactive in recent years.

On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity is conducting activities to develop geological information from the processing and evaluation of newly acquired and existing 2-D and 3-D seismic data that was acquired for the Nicaraguan Concessions. Infinity is seeking capital from various sources to continue the geological and exploration activities of the Nicaraguan Concessions. It is seeking offers from industry operators and other third parties for interests in the acreage in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Infinity Energy Resources, Inc. and its wholly-owned subsidiary, Infinity Oil & Gas of Wyoming, Inc. (“Infinity-Wyoming”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company has been seeking capital to develop geological information from the processing and evaluation of newly acquired and existing 2-D and 3-D seismic data and to conduct exploration activities to discover and exploit oil and gas deposits within its Nicaraguan Concessions. In 2012 Infinity converted debt owed to Amegy Bank (“Amegy”) and Off-Shore Finance, LLC (“Off-Shore”) to Preferred Stock (see Note 3). On December 30, 2013, we completed the exchange of all 130,000 shares of Series A Preferred Stock and the related accrued dividends that Amegy owned for a total of 3,591,250 shares of our common stock. In addition, on February 28, 2014 we completed the exchange of all 15,016 shares of Series B Preferred Stock and the related accrued dividends that Off-Shore owned for a total of 420,448 shares of our common stock. We have also raised additional capital through the issuance of short-term debt with detachable common stock purchase warrants during 2012 through 2014 to process seismic data and to pay ongoing Nicaraguan Concession costs and corporate overhead. Although the cash outflow necessary to pay Amegy and Off-Shore has been eliminated under terms of the agreements, we are still in need of additional capital to meet our obligations under the Nicaraguan Concessions, to service the outstanding short-term debt and other obligations and to continue normal corporate activities, and are seeking sources of additional equity or debt financing. There can be no assurance that we will be able to obtain such capital or obtain it on favorable terms.

The Company received notification of final approval of the Environmental Impact Assessment (“EIA”) by the Nicaraguan government on April 13, 2013, which began Sub-Period 2 as defined in the Nicaraguan concessions. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of December 31, 2014. In accordance with the Nicaraguan Concession agreements, the Company had provided the Ministry of Energy with the required letters of credit in the amounts totaling $851,550 for this and additional work on the leases as required by the Nicaraguan Concessions, which letters of credit have now expired. The Company is in negotiations with the Nicaraguan Government and its lenders to renew the letters of credit, although there is no assurance that it will be successful in that regard. The Company must resolve this issue to be in compliance with its requirements under the Concessions. The Company has completed certain activity under the initial work plan to date, but there remain significant additional activities to comply with the Nicaraguan Concessions. The Company intends to seek joint venture or working interest partners prior to the commencement of any significant exploration or drilling operations on the Nicaraguan Concessions. The Company satisfied its commitment under the Nicaraguan Concessions to acquire, process and interpret additional 2-D/3-D seismic data. The Company is evaluating the newly acquired seismic data and is in process of selecting potential exploratory drill sites in accordance with the Nicaragua Concessions. The Company must gain approval of the drill sites upon submission of an updated environmental impact assessment before commencing with exploration activities. The Company currently does not have the working capital to complete the activities required by the work plan and consequently it must raise the necessary funding to fulfil such requirements. This are substantial operational and financial issues that must be successfully mitigated during 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt.

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

Management Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the consolidated financial statements include the estimated carrying value of unproved properties, the estimated fair value of derivative liabilities, stock-based awards and overriding royalty interests, and the realization of deferred tax assets.

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and seismic costs) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to development activities is also capitalized during the acquisition phase. In the years ended December 31, 2014 and 2013, the Company capitalized direct costs, overhead costs and interest as follows:

	For the Years Ended
	December 31,
	2014	2013

Direct costs	$115,622	$6,051,411

In April 2013 the Environmental Impact Assessment (“EIA”) was formally approved by the Nicaraguan government and the Company was cleared to commence 2-D and 3-D seismic mapping activities in the area. In late 2013 and early 2014 we conducted 2-D and 3-D seismic mapping beneath the waters of the Tyra and Perlas Concession blocks. Concurrent with the approval of the EIA, management concluded that the acquisition phase of the Nicaraguan Concessions had been completed and the exploration phase had commenced with the start 2-D and 3-D seismic mapping activities. Accordingly, the Company ceased the capitalization of overhead, legal costs, certain consulting and ancillary costs paid to the Nicaraguan government in accordance with the Concession agreement.

Direct costs capitalized during the year ended December 31, 2013 included $5,937,013 of costs related to the acquisition of new 2D and 3D seismic data on the Nicaragua Concessions.

Depletion of proved oil and gas properties is computed on the units-of-production method, with oil and gas being converted to a common unit of measure based on relative energy content, whereby capitalized costs, as adjusted for estimated future development costs and estimated asset retirement costs, are amortized over the total estimated proved reserve quantities. Investments in unproved properties, including capitalized interest and internal costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate. All unproved property costs as of December 31, 2014 and December 31, 2013 relate to the Nicaraguan Concessions that were entered into in March 2009. In assessing the unproved property costs for impairment, the Company takes into consideration the terms of the government concessions, the status of the Company’s compliance with the Nicaraguan Concessions’ requirements, the ongoing evaluation of the seismic data and plans to seek industry participation in the future exploration and development.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of-month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges, but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of December 31, 2014 and 2013, the Company did not have any proved oil and gas properties, and all unproved property costs relate to the Company’s Nicaraguan Concessions.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2014 and 2013 and during the years then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (Notes 6 and 7), those warrants are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in earnings.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $0 at December 31, 2014 and 2013.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of December 31, 2014 and 2013.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of December 31, 2014 and 2013, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410. ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Although the Company had divested all of its domestic oil properties that contain operating and abandoned wells as of December 31, 2014, the Company may have obligations related to the divestiture of certain abandoned non-producing domestic leasehold properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. Management believes the Company has been relieved from asset retirement obligation related to Infinity-Texas because of the sale of its Texas oil and gas properties in 2011 and its sale of 100% of the stock in Infinity-Texas in 2012. The Company has recognized an additional liability of $734,897 related to its former Texas oil and gas producing properties (included in asset retirement obligations) to recognize the potential personal liability of the Company and its officers for the Infinity-Texas oil and gas properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. In addition, management believes the Company has been relieved from asset retirement obligations related to Infinity-Wyoming because of the sale of its Wyoming and Colorado oil and gas properties in 2008, however the Company has recognized an additional liability of $981,106 related to its former Wyoming and Colorado oil and gas producing properties (included in asset retirement obligations) to recognize the potential liability of the Company and its officers should the new owner not perform its obligations to reclaim abandoned wells in a timely manner.

Fair Value of Financial Instruments

The carrying values of the Company’s accounts receivable, accounts payable and accrued liabilities and short term notes represent the estimated fair value due to the short-term nature of the accounts.

The carrying value of the Company’s debt under its line-of-credit with related party represents its estimated fair value due to its short-term nature, its rate of interest, associated fees and expenses and initially recorded discount.

In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”), the Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•

Level 1 — Quoted prices in active markets for identical assets and liabilities.

•

Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities).

•

Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining the fair value.

The estimated initial fair value and subsequent re-measurement of fair values related to the Company’s Series A and B redeemable convertible preferred stock was determined based upon estimates of the expected occurrence and timing of certain future events, such as the date such shares might be redeemed or converted; an estimate of discount rates to be utilized in determining net present value of the preferred stock, based upon rates observed in similar or analogous, but not identical, market transactions, upon past Company-specific effective borrowing rates, and the assessment of each instrument’s specific rights and obligations. The fair value for the Series B redeemable convertible preferred stock outstanding as of December 31, 2013 was classified under the fair value hierarchy as Level 3.

The estimated fair value of the Company’s derivative liabilities, all of which are related to detachable warrants issued and the conversion feature granted in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items . The fair values for the warrant derivatives as of December 31, 2014 and 2013 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

December 31, 2014	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$701,214	$701,214

December 31, 2013	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$853,365	$853,365
Redeemable, convertible preferred stock
Series-B (related party)	$-	$-	$1,656,265	$1,656,265
	$-	$-	$2,509,630	$2,509,630

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the years ended December 31, 2014 and 2013.

Net Loss per Share

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

Potential common shares as of December 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 7,867,210 shares, which included 3,662,710 outstanding warrants and 4,204,500 outstanding stock options.

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

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, including the FASB and the SEC, to determine the impact of new pronouncements on GAAP and the Company. There are no new accounting pronouncements that have been issued or adopted during the year ended December 31, 2014, that are expected to have a significant effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the prior period were reclassified to conform with the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 – Debt

Debt consists of the following at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Line-of-credit with related party	$33,807	$94,640
Notes payable, short term:
Note payable, net of unamortized discount of $41,011 and $784,096, of December 31, 2014 and 2013, respectively	$1,008,989	$265,904
Note payable, net of unamortized discount of $822 and $-0-, as of December 31, 2014 and 2013, respectively	24,178	-
Note payable, net of unamortized discount of $27,712 and $-0-, as of December 31, 2014 and 2013, respectively	72,288	-
Notes payable, net of unamortized discount of $175,248 and $-0-, as of December 31, 2014 and 2013, respectively	124,752	-
Notes payable, net of unamortized discount of $39,452 and $-0-, as of December 31, 2014 and 2013, respectively	110,548	-
Total notes payable, short-term	$1,340,755	$265,904

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 which provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. On such date the parties renewed the credit facility until April 23, 2014 and subsequently renewed it until February 28, 2015. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 450,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants are immediately exercisable and expire on various dates from September 23, 2018 to October 23, 2019 (as amended). The parties agreed as a condition to the renewal of the facility in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company estimated the fair value of the warrants at $60,290 as of the original grant date in 2013, which amount has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets. The Company estimated the fair value of the new warrants exercisable to purchase 400,000 shares issued to extend the facility during 2014 and the increased value of the amended warrants to be $603,966, which has been recorded as additional debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets.

Such debt issuance costs are amortized ratably over the term of the credit facility and each respective extension, which totaled $47,568 for the year ended December 31, 2013 and the remaining unamortized balance was $12,723 as of December 31, 2013. During the year ended December 31, 2014, a total of $641,210 of debt issuance costs were amortized to interest expense and the remaining unamortized balance was $23,046 as of December 31, 2014.

Note Payable – Short-term

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “Note”) with an original due date of March 12, 2014. On March 7, 2014 the Company and the lender agreed to extend the maturity date of the Note to May 9, 2014 and on such date the parties agreed to extend the maturity date of the Note to December 7, 2014. On November 19, 2014 the parties agreed to further extend the maturity date of the Note to April 7, 2015 (the “New Maturity Date”). All other terms of the Note remain the same.

In connection with one of the extensions of the Note, the Company agreed to enter into a definitive revenue sharing agreement with the lender to grant the lender under the revenue sharing agreement an irrevocable right to receive a monthly payment equal to one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire in the future. This percent increased to one percent (1%) when the Company did not pay the Note in full by August 7, 2014. Therefore, the revenue sharing agreement is fixed at one percent (1%). The Company paid no other consideration in connection with the extensions of the Note, but paid the legal expenses of the lender related to the extensions of $25,000. The Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

The value of the one percent (1.0%) definitive revenue sharing agreement granted to the lender as consideration for the extension of the maturity date to December 7, 2014 was estimated to be $964,738. Such amount has been reflected as a reduction of oil and gas properties and as a discount on the renewed note payable and will be amortized ratably over the extended term of the note.

In connection with its loan, the Company granted the lender a Warrant exercisable to purchase 1,000,000 shares of its common stock at an exercise price of $1.50 per share. In connection with the extension to the New Maturity Date, the parties amended the date for exercise of the Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 13,333,333 and the exercise price drops to $0.075 per share. All other terms of the Warrant remain the same. The warrant has been treated as a derivative liability whereby the value of warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates.

The total discount recorded as of the December 27, 2013 origination date of the note was $890,103. The total additional discount recorded in 2014 as a result of the amendments to the note terms and extensions of the maturity date totaled $1,048,507. Discount amortization expense aggregated $93,507 and $1,804,092 for the years ended December 31, 2014 and 2013, respectively and the remaining unamortized discount was $41,011 and $796,596 as of December 31, 2014 and 2013, respectively.

Other than the $1,050,000 short-term note described above, during the year ended December 31, 2014 the Company borrowed a total of $635,000 from entities or individuals as follows:

•

On January 2, 2014 it borrowed a total of $50,000 from an individual under a promissory note bearing interest at 8% per annum and an April 2, 2014 maturity date. The note was paid off on its maturity date. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 50,000 shares of common stock at $1.50 per share for a term of two years from the date of the note. The terms of the note and warrant provided that if the note and interest are not paid in full by the note’s maturity date, the exercise price of the warrant automatically reduced to $0.50 per share. The ratchet provision in the warrant exercise price required that the warrant be accounted for as a derivative liability until the underlying promissory note was paid off. The Company recorded the estimated fair value of the warrants totaling $33,852 as a discount on the underlying note payable and as a derivative liability in the same amount as of the date of the note. Interest expense for the year ended December 31, 2014 includes discount amortization in the amount of $33,852. The value of the warrant was $35,280 as of the date the underlying promissory note was paid off which was transitioned to additional paid in capital.

•

On January 7, 2014 it borrowed a total of $25,000 from an individual under a convertible note with a conversion price of $1.50 per share. The term of the note was for one year and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 25,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not paid in full by its maturity date, the conversion price of the note and exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price require that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $37,323 as discounts on note payable and as a derivative liability in the same amount, as of the date of the note. Interest expense for the year ended December 31, 2014 includes discount amortization in the amount of $36,501 and as of December 31, 2014, the remaining unamortized discount was $822. On January 7, 2015, the Company and the holder agreed to extend the maturity date of the note to February 28, 2015 and in consideration the Company granted it an additional 25,000 warrants with an exercise price of $1.00 per share for a five-year term and reduced the exercise price of the previously issued warrants to $1.00 per share.

•

On March 31, 2014 it borrowed a total of $100,000 from an entity under a convertible note with a conversion price of $1.50 per share. The term of the note was for a period of 180 days and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase of 100,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. On September 30, 2014, the parties agreed to extend the maturity date of the note to February 28, 2015, for which the Company granted an additional warrant exercisable to purchase 100,000 shares of common stock at an exercise price of $1.00 per share for a five-year term and reduced the exercise price of the previously issued warrants to $1.00 per share. The terms of the note and warrant provide that if the note and interest are not be paid in full by its maturity date, the conversion price of the note and the exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that the conversion feature and warrants be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $143,502 as a discount on note payable and as a derivative liability in the same amount, on the origination date of the note. In addition, the fair value of the new warrants issued and changes to previously issued warrants at the date of the extension was estimated at $70,924, which was also recorded as a discount on the note and a derivative liability. The Company amortizes the discount to interest ratably over the term of the note. Interest expense for the year ended December 31, 2014 includes discount amortization in the amount of $186,714 and as of December 31, 2014, the remaining unamortized discount was $27,712.

•

On April 4, 2014 and June 7, 2014 it borrowed a total of $250,000 from an entity under two convertible notes payable with a conversion price of $1.50 per share. The original terms of the April 4, 2014 and June 7, 2014 notes were for a period of 180 days and bore interest at 8% per annum. On November 19, 2014 it borrowed an additional $50,000 and renewed the previously notes to mature on February 28, 2015 and bearing interest at 8% per annum. In connection with the loans the Company issued the entity a warrant excisable to purchase 250,000 shares of common stock at $1.50 per share for a term of five years from the date of the notes. On November 19, 2014, the Company granted an additional 350,000 warrants with an exercise price of $1.00 per share and a five-year term and reduced the existing 250,000 warrants exercise price to $1.00 per share. The terms of the notes and warrants provide that if the notes and interest are not be paid in full by their respective maturity dates, the conversion price of the notes and the exercise price of the warrants automatically reduce to $0.50 per share. The ratchet provision contained in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $278,585 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective notes. In addition, the fair value of the new warrants issued and changes to previously issued warrants at the date of the extension was estimated at $436,366 which was also recorded as a discount on the note and a derivative liability. The Company amortizes the discount to interest ratably over the term of the note. Interest expense for the year ended December 31, 2014 includes discount amortization in the amount of $539,703 and as of December 31, 2014, the remaining unamortized discount was $175,248.

•

On April 14, 2014 it borrowed a total of $100,000 from an entity under a convertible note payable with the conversion rate of $1.50 per share. The term of the note was for a period of 180 days and bore interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 100,000 shares of common stock at $1.50 per share for a period of five years from the date of the note. On October 2, 2014 it borrowed an additional $50,000 from this entity under a convertible notes payable with the conversion rate of $1.00 per share and extended the term of the original note payable to a maturity date of February 28, 2015. In connection with the issuance of the $50,000 note and the extension of the $100,000 note the Company issued 150,000 new warrants to acquire common stock at $1.00 per share for a term of five years and the reduction in exercise price of the original 100,000 warrants from $1.50 per share to $1.00 per share. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the conversion price of the note and exercise price of the warrants automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $200,120 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective notes and the subsequent extension. Interest expense for the year ended December 31, 2014 includes discount amortization in the amount of $160,668 and as of December 31, 2014, the remaining unamortized discount was $39,452.

•

On March 7, 2014 the Company borrowed $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full in April 2014.

Interest Bearing Liabilities to Vendors

At December 31, 2014 and 2013, the Company had agreed to pay interest of 8% per annum on certain accrued liabilities aggregating $410,500. Interest expense totaled $32,840 for the each of the years ended December 31, 2014 and 2013. Total accrued interest related to this agreement was $179,855 and $147,015 as of December 31, 2014 and 2013, respectively.

Note 3 – Preferred Stock

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

The Series A and Series B redeemable convertible preferred stock had a 6% annual dividend and were convertible into common stock at a price of $6.50 per share. Both series of preferred stock would automatically convert into common stock if the average of the closing prices of the common stock for 30 consecutive trading days equaled at least $7.50 per share. The Company had the right to redeem both series of preferred stock at any point for an amount equal to their issue price of $100 per share plus all accrued and unpaid dividends; however, the Series A preferred stock had a higher liquidation preference and had to be redeemed prior to any redemption of Series B preferred stock. Commencing January 1, 2013, the Series A preferred stock would vote with the common stock on all matters presented to the holders of the common stock. Beginning January 1, 2014, the Series A preferred shareholders would have a majority vote on all such matters and the right to elect a majority of the Board of Directors, if the Series A preferred stock had not been redeemed or converted into common stock. Series B preferred stock had no voting privileges. Neither series of preferred stock was transferrable for 180 days after issuance.

On December 30, 2013, the Company completed all transactions contemplated by a Stock Exchange Agreement (the “Agreement”) between it and Amegy. Under the Agreement Amegy exchanged all of its 130,000 shares of Series A preferred stock of the Company that it owned for 3,250,000 shares of common stock. Each share of Series A preferred stock had a price of $100. Amegy also agreed to receive an additional 341,250 shares of common stock for $1,365,000, the amount of the accrued and unpaid dividends on the Series A preferred stock as of the date of the transaction. As a result, the Company issued a total of 3,591,250 new shares of common stock valued at $4.00 per share. Accordingly, the transactions were valued at $14,365,000, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

Effective February 28, 2014, the Company received Conversion Notices from Offshore that effected the conversion of all Series B preferred stock outstanding including accrued and unpaid dividends thereon into shares of common stock. In the transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock for 375,400 shares of common stock. Each share of Series B preferred had a liquidation and par value of $100. The Company also issued Offshore an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 shares of common stock valued at $4.00 per share, for a total of $1,681,792, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

Note 4 – Common Stock

During 2014, the Company issued a total of 100,000 shares of common stock to an individual to settle outstanding litigation (See Note 10). The Company recorded the issuance of the 100,000 shares based upon the closing market price on the date of issuance and a corresponding credit to common stock and additional paid-in capital of $115,000.

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

During 2013, the Company issued a total of 40,000 shares of common stock to third parties for services rendered. The Company recorded general and administrative expense of $80,750 which was determined based upon the closing market price on the date of issuance and a corresponding credit to common stock and additional paid-in capital.

During 2013, a warrant holder exercised warrants to purchase 125,000 shares of common stock on a cashless basis resulting in 31,521 net shares being issued to the warrant holder after 93,479 shares were surrendered relative to the cashless exercise provision.

Note 5 – Stock Options

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 475,000 shares of the Company’s common stock are reserved for issuance under the 2005 Plan. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2005 and 2006 Plans. As of December 31, 2014, 136,500 shares were available for future grants under all plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data for the years ended December 31, 2014 and 2013. The actual forfeiture rate could differ from these estimates. The following table summarizes the inputs used in the calculation of fair value of options granted during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Expected term (in years)	6.0	2.5 – 5.0
Expected stock price volatility	136%	131% - 132%
Expected dividends	-	-
Risk-free rate	1.955%	0.13% - 0.60%

The following table summarizes stock option activity for the years ended December 31, 2014 and 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,303,500	$4.17	7.3 years	$498,130
Granted	96,000	3.00
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2013	3,399,500	4.14	6.4 years	389,815
Granted	900,000	3.00
Exercised	-	-	-
Forfeited	(95,000)	4.16	-
Outstanding at December 31, 2014	4,204,500	$3.89	6.3 years	$90,335
Outstanding and exercisable at December 31, 2014	3,584,500	$4.04	5.9 years	$90,335

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $1,087,103 and $1,631,098 during the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company granted options exercisable to purchase 900,000 shares with an exercise price of $3.00 per share and a term of ten years. A total of 300,000 shares vested immediately while the remaining 600,000 shares vest at a rate of 300,000 shares for each of the two years thereafter. The weighted average grant date fair value for these options was $1.22 per share which was calculated using the Black-Scholes option model.

During the year ended December 31, 2013, the Company granted options exercisable to purchase 96,000 shares with an exercise price of $3.00 per share and terms ranging from five to ten years. A total of 56,000 shares vested immediately while the remaining 40,000 shares vest at a rate of 20,000 shares for each of the two years thereafter. The weighted average grant date fair value for these options was $1.88 per share, which was calculated using the Black-Scholes option model.

The unrecognized compensation cost as of December 31, 2014 related to the unvested stock options as of that date was $201,104.

Note 6 – Derivative Instruments and Warrants

Commodity Derivatives

As of December 31, 2014 and 2013, the Company had no oil and natural gas derivative arrangements outstanding.

Derivatives – Warrants Issued Relative to Note Payables

The estimated fair value of the Company’s derivative liabilities, all of which are related to the conversion features and detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the note payable and warrant agreement terms (Note 2) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements ("ASC 820") fair value hierarchy Level 3). When the note payable is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date. One of the notes payable was extinguished during the year ended December 31, 2014. A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of the date of the transition from liability to equity during the year ended December 31, 2014 and 2013 is as follows:

	Upon Issuance	As of date of transition to equity	As of December 31 2014

Volatility – range	91% - 156%	105%	102% - 104%
Contractual term	0.5 - 5 years	1.75 years	0.5 - 5 years
Exercise price	$1.00 - $1.50	$1.50	$1.00 - $1.50
Number of warrants in aggregate	1,125,000	50,000	2,075,000

A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of the date of the transition from liability to equity during the year ended December 31, 2013 is as follows:

	Upon Issuance	As of date of transition to equity	As of December 31, 2013

Volatility – range	89.75% - 102.3%	88.07% - 136.11%	102.2%
Contractual term	2-3 years	2 years	3 years
Exercise price	$1.50 - $2.50	$2.50	$1.50
Number of warrants in aggregate	1,825,000	825,000	1,000,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2012	$42,508
Fair value of warrant derivative at issuance date	1,431,563
Unrealized derivative gains included in other expense	75,017
Transition of derivative liability to equity	(695,723)
Balance at December 31, 2013	853,365
Fair value of warrant derivative at issuance date	1,259,440
Unrealized derivative losses included in other expense	(1,376,311)
Transition of derivative liability to equity	(35,280)

Balance at December 31, 2014	$701,214

Note 7 – Warrants

The following table summarizes warrant activity for the year ended December 31, 2014 and 2013:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2012	120,000	$2.50
Issued in conjunction with notes payable (Note 2)	1,775,000	1.94
Issued in private placement of common stock (Note 4)	317,710	2.50
Issued in conjunction with line-of-credit (Note 2)	50,000	2.50
Exercised	(125,000)	(2.50)

Outstanding and exercisable at December 31, 2013	2,137,710	2.18
Issued in conjunction with notes payable (Note 2)	1,125,000	1.03
Issued in conjunction with line-of-credit (Note 2)	400,000	1.38
Exercised	-	-

Outstanding and exercisable at December 31, 2014	3,662,710	$1.59

The weighted average term of all outstanding common stock purchase warrants was 3.45 and 2.64 years as of December 31, 2014 and 2013, respectively. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of December 31, 2014 and 2013.

During 2013, a warrant holder exercised warrants to purchase 125,000 common shares on a cashless basis resulting in 31,521 net shares being issued to the warrant holder after 93,479 shares were surrendered relative to the cashless exercise provision.

Note 8 – Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of December 31, 2014 and 2013, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

	December 31,	December 31,
	2014	2013

Property acquisition costs:
Proved	$-	$-
Unproved	-	-
Total property acquisition costs	-	-
Development costs	-
Exploration costs	115,622	6,051,411

Total costs	$115,622	$6,051,411

Exploration costs during the year ended December 31, 2014 included $55,622 in area Concession fees paid to the Nicaraguan Government and $60,000 of geologist fees related to the analysis of new and existing 2D and 3D seismic data on the Nicaragua Concessions. Exploration costs during the year ended December 31, 2013 included $5,937,013 of costs related to the acquisition of new 2D and 3D seismic data on the Nicaragua Concessions.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, amortization and ceiling write-downs are as follows:

	December 31,	December 31,
	2014	2013

Proved oil and gas properties	$-	$-
Unproved oil and gas properties	10,592,836	10,477,214
Total	10,592,836	10,477,214
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 2)	(964,738)	-
Less accumulated depreciation, depletion and amortization	-	-

Net capitalized costs	$9,628,098	$10,477,214

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2014, by year that the costs were incurred, are as follows:

Year Ended December 31,
2014	$115,622
2013	6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$10,592,836

The above unevaluated costs relate to the Company’s approximate 1,400,000 acre Nicaraguan Concessions.

The Company anticipates that these unproved costs in the table above will be reclassified to proved costs within the next five years.

Note 9 – Income Taxes

The provision for income taxes consists of the following:

	For the Years Ended
	December 31,
	2014	2013
	(in thousands)
Current income tax expense (benefit)	$-	$(653)
Deferred income tax benefit	-	-
Total income tax expense (benefit)	$-	$(653)

The effective income tax rate on continuing operations varies from the statutory federal income tax rate as follows:

	For the Years Ended
	December 31,
	2014	2013
Federal income tax rate	(34.0)%	(34.0)%
State income tax rate	(4.4)	(4.1)
State tax assessment reversed	-	(21.2)
Change in valuation allowance	38.4	38.0
Other, net	-	0.1

Effective tax rate	0.0%	(21.2)%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	For the Years Ended
	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Accruals and other	$954	$1,049
Asset retirement obligations	659	659
Note payable discounts and derivatives	752	20
Stock-based compensation	1,120	702
Alternative minimum tax credit carry-forward	143	143
Net operating loss carry-forward	22,160	21,801
Gross deferred tax assets	25,788	24,374
Less valuation allowance	(25,788)	(24,374)
Deferred tax asset	$-	$-

For income tax purposes, the Company has net operating loss carry-forwards of approximately $57,710,000, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

The Company previously appealed an assessment of Kansas corporate income tax that had been issued by the Department of Revenue for the tax year ended December 31, 2006 in the amount of approximately $653,000, which was accrued for and was reported under accrued liabilities in the consolidated balance sheet. On July 30, 2013, the Kansas Department of Revenue issued a letter to the Company advising it that it no longer owed any corporate income tax to the State of Kansas and has released the Company from the payment of such taxes. Consequently, the related accrual was reversed and an income tax benefit of $653,000 was recorded for the year ended December 31, 2013.

The Company has not completed the filing of tax returns for the tax years 2012 through 2014. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that no ownership changes have occurred, and are currently not subject to an annual limitation, but may be further limited by additional ownership changes which may occur in the future

As discussed in Note 1, "Summary of Significant Accounting Policies," tax positions are evaluated in a two-step process. Management first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Management has identified no tax positions taken that would meet or exceed these thresholds and therefore there are no gross interest, penalties and unrecognized tax expense/benefits that are not expected to ultimately result in payment or receipt of cash in the consolidated financial statements.

Note 10 – Commitments and Contingencies

The Company has not maintained insurance coverage on its U.S domestic oil and gas properties for several years. The Company is not in compliance with Federal and State laws regarding the U.S. domestic oil and gas properties. The Company’s known compliance issues relate to the Texas Railroad Commission regarding administrative filings and renewal permits relative to its Texas oil and gas properties that were sold in 2012. The ultimate resolution of these compliance issues could have a material adverse impact on the Company’s financial statements.

Nicaraguan Concessions

The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2 as defined in the Nicaraguan concessions. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of December 31, 2014. In accordance with the Nicaraguan Concession agreements, the Company has provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2014. The Company is currently negotiating the renewal of the required letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, except for the renewal of the expired letters of credit, and is in year three of the exploration phase of the 30-year Nicaraguan Concessions.

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period	Duration
(6 Years)	(Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	2	- Environmental Impact Study	26km2	$443,100
		- Acquisition & interpretation of 333km of new 2D seismic
		- Acquisition, processing & interpretation of 667km of new 2D seismic (or equivalent in 3D)
Sub-Period 2 Optional	1	- Acquisition, processing & interpretation of 200km2 of 3D seismic	53km2	$1,356,227
Sub-Period 3 Optional	1	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	80km2	$10,220,168
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	All acreage except areas	$10,397,335
		- Geochemical analysis	with discoveries

Minimum Work Program - Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments
Exploration Period	Duration
(6 Years)	(Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period 1	1.5	- Environmental Impact Study	26km2	$408,450
		- Acquisition & interpretation of 667km of existing 2D seismic
		- Acquisition of 667km of new 2D seismic (or equivalent in 3D)
Sub-Period 2 Optional	0.5	- Processing & interpretation of the 667km 2D seismic (or equivalent in 3D) acquired in the previous sub-period	40km2	$278,450
Sub-Period 3 Optional	2	- Acquisition, processing & interpretation of 250km2 of new 3D seismic	160km2	$1,818,667
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower	All acreage except areas	$10,418,667
		- Geochemical analysis	with discoveries

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block
Area Fee	Years 1-3	$0.05/hectare
	Years 4-7	$0.10/hectare
	Years 8 & forward	$0.15/hectare
Royalties	Recovery Factor	Percentage
	0 – 1.5	5%
	1.5 – 3.0	10%
	>3.0	15%
Natural Gas Royalties	Market value at production	5%
Corporate Tax	Rate no higher than 30%
Social Contribution	3% of the net profit (1.5% for each autonomous region)
Investment Protection	ICSID arbitration
	OPIC insurance

Sub-Period 2 of the exploration phase began April 13, 2013, when the Nicaraguan Government approved the environmental impact study. The minimum cash requirements related to the maintain the Nicaraguan Concessions for the next twelve month period will be approximately $7,945,000, of which $4,945,000 is related to seismic activities already performed (in December 2013) but not yet paid, approximately $2,500,000 for new seismic activities to be performed in 2015 and $500,000 is related to the training fees, area fees and other expenditures required under the Nicaraguan Concession. In addition to the minimum cash requirements related to the Nicaraguan Concessions, the Company estimates that it will require approximately $330,000 of working capital to maintain corporate operations for the next 12 months, but not including approximately $1,659,000 principal amount of short-term promissory notes due in February and April 2015, plus accrued interest, and other obligations owed to third parties.

Revenue Sharing Commitments

On March 23, 2009, the Company entered into a Securities Purchase Agreement, dated effective as of March 23, 2009, with Off-Shore, an accredited investor, to issue a subordinated secured promissory note in the aggregate principal amount of up to $1,275,000 and a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. Off-Shore funded a total of $1,275,000 and subsequently converted the subordinated secured promissory note to common stock (See Note 3).

Under the Revenue Sharing Agreement (the “Revenue Agreement”), Infinity assigned to Off-Shore a monthly payment (the “RSP”) equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP will be paid to Off-Shore by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Off-Shore. In connection with its dissolution Off-Shore assigned its RSP to its individual members.

On June 6, 2009 the Company entered into a Revenue Sharing Agreement with the officers and directors for services provided. Infinity assigned to officers and directors a monthly payment equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

The Company intends to seek joint venture or working interest partners (the “Farmout”) prior to the commencement of any exploratory drilling operations on the Nicaraguan Concessions. On September 8, 2009 the Company entered into a Revenue Sharing Agreement with Jeff Roberts to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout. Infinity assigned to Jeff Roberts a monthly payment equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Jeff Roberts by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Jeff Roberts.

On September 8, 2009 the Company entered into a Revenue Sharing Agreement with Thompson Knight Global Energy Services (“Thompson Knight”) to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout. Infinity assigned to Thompson Knight a monthly payment equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP shall bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid to Thompson Knight by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for Thompson Knight. This Revenue Sharing Agreement was terminated effective December 31, 2014 as a result of the Letter of Intent entered into with Granada Exploration, LLC (See “Letter of Intent to enter Exploration Services Agreement”)

In connection with the extension of the Note payable with a $1,050,000 principal balance issued in December 2013, the Company entered into a Revenue Sharing Agreement in May 2014. Infinity assigned to the note holder a monthly payment equal to the revenue derived from one percent (1%) of 8/8ths of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire in the future. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

Letter of Intent to enter Exploration Services Agreement

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

The LOI is subject to Granada’s normal and customary due diligence, including the evaluation of the Company’s Form 10-K and 10-Q filings, documents showing that the Company is in good standing regarding the Nicaraguan Concessions and with the Nicaraguan government; negotiation and approval of mutually acceptable formal agreements; and final approval by a majority of the partners that comprise Granada Exploration, LLC. The parties continue to negotiate the terms of the ESA but have not entered into definitive agreements and Granada has not completed its normal and customary due diligence.

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas have been disposed of as of December 31, 2014; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the estimate of asset retirement obligations as of December 31, 2014 and 2013 is sufficient to cover any noncompliance liabilities. Management believes the total asset retirement obligations recorded of $1,716,003 as of December 31, 2014 and 2013 is sufficient to cover any potential noncompliance liabilities relative to the to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years.

Contingent Fees

In addition to the Revenue Sharing Agreement with Thompson Knight to assist the Company with its technical studies of gas and oil holdings in Nicaragua and managing and assisting in the Farmout, the Company agreed to compensate Thompson Knight a success fee of 5% of the upfront cash fee paid to Infinity by a third party earning an interest in the Nicaragua asset up to $20 million and 10% of any amount exceeding the $20 million. A 2% success fee would be paid to Thompson Knight of the remaining cash investment in subsequent years. This success fee agreement is has been terminated effective December 31, 2014 as a result of the Letter of Intent entered into with Granada Exploration, LLC (See “Letter of Intent to enter Exploration Services Agreement”).

Litigation

The Company is subject to numerous claims and legal actions in which vendors are claiming breach of contract due to the Company’s failure to pay amounts due. The Company believes that it has made adequate provision for these claims in the accompanying financial statements.

The Company is currently involved in litigation as follows:

•

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

•

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

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as an asset retirement obligation on the consolidated balance sheets.

•

Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 100,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000, resulting in a gain of $179,878 which was recorded in the statement of operations.

•

Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Company’s offshore Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013 and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

•

Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter dated August 15, 2014 of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or around June 19, 2014 under which it would issue 28,000 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputes the Company’s contentions and has submitted the dispute to binding arbitration. The Company has accrued $49,000 in accounts payable as of December 31, 2014, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 11 – Related Party Transactions

The Company currently does not have any employees other than the CEO and CFO. Certain general and administrative services (for which payment is deferred) has been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and other administrative fees. For the years ended December 31, 2014 and 2013, the Company was billed $0 for such services. The amount due to the CFO’s firm for services provided was $767,407 at December 31, 2014 and 2013, and is included in accrued liabilities at both dates.

On June 6, 2009 the Company entered into a Revenue Sharing Agreement with the officers and directors for services provided. Infinity assigned to officers and directors a monthly payment equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions and does not create any rights in the Nicaraguan Concessions for officers and directors.

The Company entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds used to maintain the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Off-Shore (see Note 3) and the conversion of the Series B redeemable convertible preferred stock to common stock effective February 28, 2014. The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for general corporate purposes. In the February 2014 transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock for 375,400 shares of common stock. Each share of Series B preferred had a liquidation and par value of $100. The Company also issued Offshore an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 shares of common stock valued at $4.00 per share for a total of $1,681,792, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

In connection with its subordinated loan, Off-Shore was granted a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for general corporate purposes. The revenue sharing interest remains in effect after the conversion of the subordinated promissory note to Series A preferred stock and subsequently to common stock. In connection with its dissolution Off-Shore assigned its RSP to its individual members, which includes the former managing partner of Offshore.

As of December 31, 2014 and 2013, the Company had accrued compensation to its officers and directors of $1,187,208 and $1,081,708, respectively.

On August 28, 2012, the Company borrowed $250,000 from an entity that was 49% owned by a board member of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The Company issued a short-term note to the entity bearing interest at 8% per annum and maturing February 28, 2013. The note was repaid February 27, 2013. In connection with the transaction, the Company issued the lender a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017.

The Company entered into a line-of-credit facility on September 23, 2013 which provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. On such date the parties renewed the credit facility until April 23, 2014 and subsequently renewed it until February 28, 2015. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 450,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants are immediately exercisable and expire on various dates from September 23, 2018 to October 23, 2019 (as amended). The parties agreed as a condition to the renewal of the facility in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company estimated the fair value of the warrants at $60,290 as of the original grant date in 2013, which amount has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets. The Company estimated the fair value of the 400,000 new warrants issued to extend the facility during 2014 and the increased value of the amended warrants to be $603,966, which has been recorded as additional debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets.

On March 7, 2014 the Company borrowed $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full during April 2014.

Note 12 – Subsequent Events

The Company has not resolved the contingency related to the expired letters of credit for its Nicaraguan concessions (See Note 10). The Company continues to negotiate the renewal of the letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard.

On January 7, 2014 the Company borrowed $25,000 from an individual under a convertible note with a conversion price of $1.50 per share. The term of the note was for one year and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 25,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note is not paid in full by its maturity date, the conversion price of the note and exercise price of the warrant automatically reduce to $0.50 per share. On January 7, 2015, the Company and the holder agreed to extend the maturity date of the note to February 28, 2015 and in consideration the Company granted it an additional 25,000 warrants with an exercise price of $1.00 per share for a five-year term and reduced the exercise price of the previously issued warrants to $1.00 per share.

**********

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 16, 2015, Infinity (the “Registrant”) was notified by L.L. Bradford & Company, LLC (“Bradford”) that the firm resigned as the Registrant’s independent registered public accounting firm.  In connection with the resignation, Bradford informed the Company that it will no longer service SEC reporting companies because partners in its SEC practice moved to RBSM, LLP (“RBSM”).  Except as noted in the paragraph immediately below, the report of Bradford on the Company’s consolidated financial statements for the year ended December 31, 2013, did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The report provided by Bradford in connection with the Company's consolidated financial statements for the fiscal year-ended December 31, 2013, contained an explanatory paragraph regarding substantial doubt about the Registrant's ability to continue as a going concern.

There were no disagreements between the Company and Bradford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Bradford, would have caused Bradford to make reference to the subject matter of the disagreements in connection with its reports on the Company's consolidated financial statements; and there were no other reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K.

As reported above, on January 16, 2015, the Audit Committee appointed RBSM, LLP to be the Company's independent registered public accountant for the fiscal year ending December 31, 2014. During the two most recent completed fiscal years and through January 21, 2015, neither the Company nor anyone on its behalf consulted with RBSM, LLP regarding any of the following: (i) the application of accounting principles to a specific transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the company's financial statements, and none of the following was provided to the Company (a) a written report, or (b) oral advise that RBSM, LLP concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (iii) any matter that was subject of a disagreement, as the term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2014, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2014, our internal control over financial reporting was not effective due to material weaknesses identified as follows:

(a)

Lack of control processes in place that provide multiple levels of review and supervision and

(b)

Lack of segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Stanton E. Ross	53	Chairman, President and Chief Executive
Officer
Daniel F. Hutchins	59	Director, Chief Financial Officer, Secretary
Leroy C. Richie	73	Director

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

Daniel F. Hutchins. Mr. Hutchins was elected to serve as a Director of Infinity and was also appointed to serve as Chief Financial Officer of Infinity effective as of August 13, 2007. Mr. Hutchins was elected as a Director of Digital Ally, Inc. in December 2007, serves as Chairman of its Audit Committee and is its financial expert. He is also a member of Digital's Nominating and Governance Committee. Mr. Hutchins, a Certified Public Accountant, is a Principal with the accounting firm of Hutchins & Haake, LLC. He was previously a member of the Advisory Board of Digital Ally. Mr. Hutchins has served as an instructor for the Becker CPA exam with the Keller Graduate School of Management and has over 17 years of teaching experience preparing CPA candidates for the CPA exam. He has over 30 years of public accounting experience, including five years with Deloitte & Touche, LLP. He holds no other public directorships and has not held any others during the previous five years. He has served on the boards of various non-profit groups and is a member of the American Institute of Certified Public Accountants. Mr. Hutchins earned his Bachelor of Business Administration degree in Accounting at Washburn University in Topeka, Kansas. Mr. Hutchins holds no other public company directorships currently and for the previous five years. The Company believes that Mr. Hutchins’ significant experience in finance and accounting gives him the qualifications to serve as a director.

Leroy C. Richie. Since June 1, 1999 Mr. Richie has been a director of Infinity. Since 2005, Mr. Richie has served as the lead outside director of Digital Ally, Inc. and currently serves as a member of Digital’s Audit Committee and is the Chairman of its Nominating and Governance and Compensation Committees. Additionally, Mr. Richie currently serves as a member of the board of directors of Columbia Mutual Funds, an investment company within the mutual fund family managed by Ameriprise Financial, Inc. Since 2004, he has been of counsel to the Detroit law firm of Lewis & Munday, P.C. From September 2000 to November 2004, he was Chairman and Chief Executive Officer of Q Standards World Wide, Inc. From April 1999 to August 2000, he was President of Capitol Coating Technologies, Inc. He holds no other public directorships and has not held any others during the previous five years, except for Kerr-McGee Corporation (1998-2005) and OGE Energy Corp. (2007-2014), where he served as Chairman of the Compensation Committee and a member of the Corporate Governance Committee. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for that company’s automotive operations from 1986 until his retirement in 1997. Before joining Chrysler, he was an associate with the New York law firm of White & Case (1973-1978), and served as director of the New York office of the Federal Trade Commission (1978-1983). Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a Director.

Family Relationships

There is no family relationship between any of our directors, director nominees and executive officers.

Board of Directors and Committee Meetings

Our Board of Directors held three meetings during the fiscal year ended December 31, 2014. In addition, our Board of Directors acted by unanimous written consent fourteen times during fiscal year ended December 31, 2014. Our directors attended all of the meetings of the Board of Directors. Our directors are expected, absent exceptional circumstances, to attend all Board meetings.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2014, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with RBSM, LLP and L.L. Bradford & Company, our independent registered public accounting firm for fiscal year 2014 and 2013, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on AU 380 (Communication with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from RBSM, LLP and L.L. Bradford & Company required by PCAOB Rule 3526 and has discussed with such firm any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2014 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2014, except that Mr. Ross had one late filing in which he failed to report one transaction timely.

Item 11. Executive Compensation.

The following table shows compensation paid, accrued or awarded with respect to our named executive officers during the years indicated, a significant portion of all compensation after 2008 is accrued but not paid:

2014 Summary Compensation Table (1)

Name and Principal Position (2)	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanton Ross	2014	$100,000	$-	$-	$729,403	$-	$-	$-	$829,403
CEO	2013	$100,000	$-	$-	$-	$-	$-	$-	$100,000
Daniel F Hutchins	2014	$100,000	$-	$-	$182,351	$-	$-	$-	$282,351
CFO	2013	$100,000	$-	$-	$-	$-	$-	$-	$100,000

_______________

(1)

Due to the financial condition of the Company, Mr. Ross has deferred the receipt of a portion of his salary since January 2009. Mr. Ross received $83,500 and $90,000 of his salary in cash during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, a total of $331,708 of his salary has been accrued but was unpaid.

(2)

Mr. Hutchins began serving the Company as Chief Financial Officer in August 2007. Since January 2009 he has deferred his compensation and a total of $600,000 of direct compensation was accrued but unpaid as of December 31, 2014. Previously, Mr. Hutchins received other indirect compensation consisting of services billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses for general corporate and bookkeeping purposes. For the years ended December 31, 2014 and 2013 the Company was billed $-0- for such services. Total amounts accrued for his indirect compensation was $762,407 as of December 31, 2014 and 2013.

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

Annual Bonuses

The awarding of annual bonuses to executives is at the Committee’s discretion. The objective of the annual bonus element of compensation is to align the interest of executive officers with the achievement of superior Company performance for the year and also to encourage and reward extraordinary individual performance. In light of the Company’s operating results for 2014 and 2013, the Committee determined that it was appropriate not to grant annual bonuses to the executive officers for 2014 and 2013.

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

In determining the stock option grants for Messrs. Ross and Hutchins, the Board considered the number of options previously granted that remained outstanding, the number and value of shares underlying the options being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock incentive plans. Messrs. Ross and Hutchins were not granted stock options during the year ended December 31, 2013. Messrs. Ross and Hutchins were granted option to purchase 600,000 and 150,000 shares of common stock, respectively, during the year ended December 31, 2014. Information regarding all outstanding equity awards as of December 31, 2014 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(As of December 31, 2014)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ross	20,000			$8.50	2/3/2015
	40,000			$7.51	7/18/2015
	50,000			$6.48	5/23/2016
	100,000			$3.97	10/10/2016
	70,000			$3.06	5/17/2017
	200,000			$5.25	2/10/2021
	200,000			$7.50	8/2/2021
	500,000			$3.00	11/6/2021
	200,000	400,000		$3.00	1/17/2024

Hutchins	25,000			$2.15	8/21/2017
	155,750			$0.26	4/1/2018
	175,000			$5.25	2/10/2021
	175,000			$7.50	8/2/2021
	250,000			$3.00	11/6/2021
	50,000	100,000		$3.00	1/17/2024

DIRECTOR COMPENSATION

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal years ended December 31, 2014 and 2013.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Leroy C. Richie	2014	$36,000	$-	$182,351	$-	$-	$-	$218,351
	2013	$36,000	$-	$-	$-	$-	$-	$36,000

________________

(1)

Mr. Richie received no cash compensation in 2014 and 2013, and has accrued an aggregate of $255,500 for his services on the Board since January 1, 2008.

(2)

Mr. Ross’ and Mr. Hutchins’ compensation and option awards are noted in the Executive Compensation table because neither of them received compensation or stock options for their services as a director.

Compensation Committee Interlocks and Insider Participation

Leroy C. Richie was the sole member of the Compensation Committee in 2014 and 2013. Mr. Richie is not currently and has not ever been an officer or employee of Infinity or its subsidiaries.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have no employment agreements or similar contracts with Stanton E. Ross or Daniel F. Hutchins.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 27, 2015, the number and percentage of outstanding shares of common stock beneficially owned by each person known by us to beneficially own more than five percent of such stock. We have no other class of capital stock outstanding.

Security Ownership of Certain Beneficial Owners

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

5% Stockholders (excluding executive officers and directors):
Amegy Bank NA (1)	5,591,250	19.5%

______________

(1)

Based solely on an Amendment No. 1 to Schedule 13D filed by Amegy Bank NA on December 30, 2013.

The following table sets forth, as of January 27, 2015, the number and percentage of outstanding shares of common stock beneficially owned by each director of the Company, each named officer of the Company, and all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Security Ownership of Management

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Executive Officers & Directors: (1)
Stanton E. Ross (2)	1,855,000	6.4%
Leroy C. Richie (3)	885,750	3.1%
Daniel F. Hutchins (4)	1,060,750	3.7%

All officers and directors as a group (3 individuals)	3,801,500	13.2%

______________

(1)

The address of these persons is c/o 11900 College Blvd., Suite 310, Overland Park, KS 66210.

(2)

Mr. Ross’s shares include vested options to purchase 1,580,000 shares of common stock. Mr. Ross has pledged 275,000 shares of common stock and all of his outstanding options to purchase common stock to third parties as collateral for personal loans.

(3)

Mr. Richie’s total shares include vested options to purchase 885,750 shares of common stock.

(4)

Mr. Hutchins’ total shares include vested options to purchase 880,750 shares of common stock.

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

The Company currently does not have any employees other than the CEO and CFO. Certain general and administrative services (for which payment is deferred) has been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and other administrative fees. For the years ended December 31, 2014 and 2013, the Company was billed $0 for such services. The amount due to the CFO’s firm for services provided was $767,407 at December 31, 2014 and 2013 and is included in accrued liabilities at both dates.

On June 6, 2009 the Company entered into a Revenue Sharing Agreement with the Messrs. Ross, Hutchins and Richie for services provided. Infinity assigned to the officers and directors a monthly payment equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

The Company entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds used to maintain the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Off-Shore (see Note 3) and the conversion of the Series B redeemable convertible preferred stock to common stock effective February 28, 2014. The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for general corporate purposes. In the February 2014 transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock for 375,400 shares of common stock. Each share of Series B preferred had a liquidation and par value of $100. The Company also issued Offshore an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 shares of common stock valued at $4.00 per share for a total of $1,681,792, which has been reflected as common stock and additional paid in capital in the accompanying consolidated balance sheets.

In connection with the aforementioned $1,275,000 subordinated secured promissory note, Off-Shore was granted a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for general corporate purposes. The revenue sharing interest remains in effect after the conversion of the subordinated promissory note to Series A preferred stock and subsequently to common stock. In connection with its dissolution Off-Shore assigned its RSP to its individual members, which includes the former managing partner of Offshore.

As of December 31, 2014 and 2013, the Company had accrued compensation to its officers and directors of $1,187,208 and $1,081,708, respectively.

On August 28, 2012, the Company borrowed $250,000 from an entity that was 49% owned by a board member of another corporation for which Infinity’s CEO serves as CEO and chairman of the board. The Company issued a short-term note to the entity bearing interest at 8% per annum and maturing February 28, 2013. The note was repaid February 27, 2013. In connection with the transaction, the Company issued the lender a warrant exercisable to purchase 120,000 shares of the Company’s common stock at a price of $2.50 per share, expiring August 2017.

The Company entered into a line-of-credit facility on September 23, 2013 which provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. On such date the parties renewed the credit facility until April 23, 2014 and subsequently renewed it until February 28, 2015. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 450,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants are immediately exercisable and expire on various dates from September 23, 2018 to October 23, 2019 (as amended). The parties agreed as a condition to the renewal of the facility in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company estimated the fair value of the warrants at $60,290 as of the original grant date in 2013, which amount has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets. The Company estimated the fair value of the new warrants issued to extend the facility during 2014 and the increased value of the amended warrants to be $603,966, which has been recorded as additional debt issuance costs and classified in prepaid expenses in the accompanying consolidated balance sheets.

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

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The Audit committee of the Company has appointed RBSM, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2014 and L.L. Bradford & Company (“Bradford”) as the Company’s independent registered public accounting firm for the year ended December 31, 2013.

The following table is a summary of the fees rendered to us by RBSM, LLP and Bradford for the years ended December 31, 2014 and 2013:

Fee Category:	2014	2013
Audit Fees - RBSM, LLP	$30,000	$-
Audit Fees - Bradford	15,000	25,000
Audit-Related Fees - RBSM, LLP	-	-
Audit-Related Fees - Bradford	-	-
Tax Fees - RBSM, LLP	-	-
Tax Fees - Bradford	-	-
All Other Fees - RBSM, LLP	-	-
All Other Fees - Bradford	-	-
Total Fees	$45,000	$25,000

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2014 and 2013, there were no fees related to this category.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were pre-approved by the Audit Committee.

The audit report of RBSM, LLP on the consolidated financial statements of the Company for the year ended December 31, 2014 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The opinion did emphasize a matter regarding the Company’s ability to continue as a going concern. The audit report of L.L. Bradford & Company on the consolidated financial statements of the Company for the year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The opinion did emphasize a matter regarding the Company’s ability to continue as a going concern.

During our fiscal year ended December 31, 2014 there were no disagreements with RBSM, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to RBSM, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its report on the financial statements for such period. During our fiscal year ended December 31, 2013, there were no disagreements with L.L. Bradford & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to L.L. Bradford & Company’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its report on the financial statements for such period.

During our fiscal years ended December 31, 2014 and 2013, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

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

3.

Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc. (1)
3.1	Certificate of Incorporation (3)
3.2	Bylaws (1)
10.1	2004 Stock Option Plan (1)
10.2	2005 Equity Incentive Plan (1)
10.3	2006 Equity Incentive Plan (1)
10.4	Form of Incentive Stock Option for 2006 Equity Incentive Plan (1)
10.5	Form of Nonqualified Stock Option for 2006 Equity Incentive Plan (1)
10.6	Loan Agreement between Infinity Energy Resources, Inc., and Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy Bank N.A., dated effective as of January 9, 2007 (3)
10.7	Revolving Promissory Note between Infinity Energy Resources, Inc. and Amegy Bank N.A., dated January 10, 2007 (1)
10.8	Nicaraguan Concession - Perlas Prospect (3)
10.9	Nicaraguan Concession - Tyra Prospect (3)
10.10	Forbearance Agreement with Amegy Bank N.A., dated August 31, 2007 (1)
10.11	Second Forbearance Agreement with Amegy Bank N.A., dated March 26, 2008 (1)
10.12	Third Forbearance Agreement with Amegy Bank N.A., dated October 16, 2008 (3)
10.13	First Amendment to Revolving Promissory Note - Amegy Bank, N.A., dated October 16, 2008 (3)
10.14	Fourth Forbearance Agreement with Amegy Bank N.A., dated December 4, 2009 (3)
10.15	Fifth Forbearance Agreement with Amegy Bank N.A., dated February 16, 2011 (2)
10.16	Guarantee of Obligation with Amegy Bank N.A., dated February 16, 2011 (1)
10.17	Omnibus Amendment with Amegy Bank N.A., dated February 16, 2011 (1)
10.18	Third Amendment to Revolving Promissory Note with Amegy Bank N.A., dated January 31, 2010 (1)
10.19	Forbearance Period Advance Promissory Note with Amegy Bank N.A., dated February 16, 2011 (1)
10.20	Registration Rights with Amegy Bank N.A., dated February 16, 2011 (3)
10.21	Securities Purchase Agreement with Amegy Bank N.A., dated February 16, 2011 (3)
10.22	Warrant to Purchase Common Stock with Amegy Bank N.A., dated February 16, 2011 (3)
10.23	Subordinate Secured Promissory Note Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.24	Securities Purchase Agreement Off-Shore Finance, LLC, dated March 23, 2009 (2)
10.25	Revenue Sharing Agreement with Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.26	Revenue Sharing Agreement with Officers and Directors, dated June 6, 2009 (3)
10.27	Map: Nicaraguan Concessions (2)
10.28	Revenue Sharing Agreement with Jeff Roberts, dated September 16, 2009 (3)
10.29	Revenue Sharing Agreement with Thompson Knight Global Energy, dated September 8, 2009 (3)
10.30	Stock Purchase Agreement with Amegy Bank, N.A., dated as of February 28, 2012 (5)

10.31	Stock Purchase Agreement with Off-Shore Finance, LLC, dated as of February 28, 2012 (5)
10.32	Investor Rights Agreement with Amegy Bank, N.A., dated April 13, 2012 (5)
10.33	Certificate of Designation of Series A Preferred and Series B Preferred (5)
10.34	8% Promissory Note in principal amount of $250,000, dated February 13, 2013 (6)
10.35	Common Stock Purchase Warrant for 250,000 shares, dated February 13, 2013 (6)
10.36	Form of 8% Promissory Note (7)
10.37	Form of Common Stock Purchase Warrant (7)
10.38	Stock Exchange Agreement between the Company and Amegy Bank, NA. (8)
10.39	8% Note, dated December 27, 2013 (9)
10.40	Common Stock Purchase Warrant (1,000,000 shares), dated December 27, 2013 (9)
10.41	Third Amendment to Promissory Note, dated November 19, 2014 (10)
10.42	Third Amendment to Common Stock Purchase Warrant, dated November 19, 2014 (10)
10.43	First Amendment to Revenue Sharing Agreement, dated November 19, 2014 (10)
10.44	Revenue Sharing Agreement, dated May 17, 2014 (10)
10.45	Loan Extension Agreement, dated November 19, 2014 (10)
14.1	Code of Ethics and Code of Conduct. (4)
21.1	Subsidiaries of Registrant (1)
31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
99.1	Audited Financial Statements as of and for the years ended December 31, 2014 and 2013. (filed herewith)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

_______________________________

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

(10)

Filed as an Exhibit to Form 8-K by the Company on November 20, 2014

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

Date: February 4, 2015

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

Signature and Title	Date

/s/ Stanton E. Ross	February 4, 2015
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	February 4, 2015
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	February 4, 2015
Daniel F. Hutchins, Director and Chief Financial Officer