Form 10-Q
period 2015-03-31
INFINITY ENERGY RESOURCES, INC
filed 2015-05-15
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at May 13, 2015
Common Stock, $0.0001 par value	26,866,938

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINITY ENERGY RESOURCES, INC.

Balance Sheets

March 31, 2015 and December 31, 2014

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,087	$13,664
Prepaid expenses	76,461	23,046
Total current assets	79,548	36,710

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization:
Unproved	9,641,991	9,628,098

Total assets	$9,721,539	$9,664,808

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,861,093	$5,960,225
Accrued liabilities (including $793,112 due to related party at March 31, 2015 and $788,520 at December 31, 2014)	2,489,119	2,484,238
Income tax liability	150,000	150,000
Accrued interest and fees – bank and other	362,417	341,748
Asset retirement obligations	1,716,003	1,716,003
Derivative liabilities	164,060	701,214
Line-of-credit with related party	46,225	33,807
Notes payable-short term, net of discounts of $2,959 and $284,245 at March 31, 2015 and December 31, 2014, respectively	1,147,041	1,340,755
Total current liabilities	11,935,958	12,727,990

Redeemable, convertible preferred stock, par value $.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series A, -0- shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Series B, -0- shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Total redeemable, convertible preferred stock	-	-
Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 26,666,938 and 25,559,678 shares at March 31, 2015 and December 31, 2014, respectively	2,667	2,556
Additional paid-in capital	108,389,665	107,239,985
Accumulated deficit	(110,606,751)	(110,305,723)
Total stockholders’ deficit	(2,214,419)	(3,063,182)
Total liabilities and stockholders’ deficit	$9,721,539	$9,664,808

See notes to unaudited financial statements.

INFINITY ENERGY RESOURCES, INC.

Statement of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Operating expenses:
Stock-based compensation	$58,360	$559,962
General and administrative expenses	105,869	141,375
Total operating expenses	164,229	701,337

Operating loss	(164,229)	(701,337)

Other income (expense):
Interest expense	(573,083)	(1,246,134)
Change in derivative fair value	265,267	(15,126)
Other income	171,017	72,835
Total other income (expense)	(136,799)	(1,188,425)

Loss before income taxes	(301,028)	(1,889,762)
Income tax expense (benefit)	-	-

Net loss	(301,028)	(1,889,762)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	-	(25,527)

Loss applicable to common shareholders	$(301,028)	$(1,915,289)

Basic and diluted net loss per share:
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)

Weighted average shares outstanding – basic and diluted	25,910,521	25,185,678

See notes to unaudited financial statements.

INFINITY ENERGY RESOURCES, INC.

Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2014	25,559,678	$2,556	$107,239,985	$(110,305,723)	$(3,063,182)

Stock based compensation	-	-	58,360	-	58,360

Common stock purchase warrants issued for debt issuance costs	-	-	207,952	-	207,952

Transition of derivative warrant liability to equity			329,849		329,849

Conversion of line-of-credit to common stock	100,000	10	49,990	-	50,000

Conversion of note payables and accrued interest to common stock	1,007,260	101	503,529	-	503,630

Net loss			-	(301,028)	(301,028)

Balance, March 31, 2015	26,666,938	$2,667	$108,389,665	$(110,606,751)	$(2,214,419)

See notes to unaudited financial statements.

INFINITY ENERGY RESOURCES, INC.

Statement of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(301,028)	$(1,889,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	58,360	559,962
Change in fair value of derivative liability	(265,267)	15,126
Amortization of debt discount	523,784	1,202,516
Change in operating assets and liabilities:
Increase in prepaid expenses	(30,000)	-
Increase (decrease) in accounts payable and accrued liabilities	(44,952)	73,311
Net cash used in operating activities	(59,103)	(38,847)

Cash flows from investing activities:
Investment in oil and gas properties	(13,893)	(14,999)
Net cash used in investing activities	(13,893)	(14,999)

Cash flows from financing activities:
Proceeds from debt and subordinated note payable	-	135,000
Net borrowings (repayments) on line-of-credit	62,418	(76,172)
Net cash provided by financing activities	62,418	58,828

Net increase (decrease) in cash and cash equivalents	(10,578)	4,982

Cash and cash equivalents:
Beginning	13,664	74
End	$3,086	$5,056

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	-	-

Supplemental noncash disclosures:
Conversion of note payables and accrued interest to common stock	$503,630	$-
Conversion of line-of-credit to common stock	50,000	-
Discount from warrant derivative issued in connection with notes payable	57,961	180,825
Issuance of common stock purchase warrants for debt issuance costs	207,952	365,507
Series B Preferred shares and related accrued dividends satisfied by issuance of common shares	-	1,681,749
Transition of derivative liability to equity	329,849	-
Preferred dividends accrued	-	25,527

See notes to unaudited financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Unaudited Financial Statements

Note 1 — Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

Infinity Energy Resources, Inc. (collectively, “we,” “ours,” “us,” “Infinity” or the “Company”) has prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, statements of operations, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2015 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K, filed with the SEC.

Nature of Operations

The Company is engaged in the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”) which contains a total of approximately 1.4 million acres. The Company sold its wholly-owned subsidiary Infinity Oil and Gas of Texas, Inc. in 2012 and its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc., was dissolved in 2009.

The Company has been actively pursuing exploration and development of the Nicaraguan Concessions, which represents its principal asset and only exploration and development project. On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has been conducting activities to develop geological information from the processing and evaluation of newly acquired and existing 2-D and 3-D seismic data that was acquired for the Nicaraguan Concessions. The Company has progressed to a stage on the Nicaraguan Concessions that it has identified multiple sites for exploratory drilling and is planning the initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company has until May 2016 to drill its initial exploratory well or risk being in default and potentially losing its rights under the Nicaraguan Concessions. In that regard, Infinity is seeking capital from various sources to continue the geological and exploration activities of the Nicaraguan Concessions. It is seeking offers from industry operators and other third parties for interests in the acreage in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

As reflected in the accompanying statements of operations, the Company has had a history of losses. In addition, the Company has a significant working capital deficit and is currently experiencing substantial liquidity issues.

The Company has relied on raising outside debt and equity capital in recent years in order to fund its ongoing maintenance/expenditure obligations under the Nicaraguan Concession, for its day-to-day operations and its corporate overhead since it has generated no operating revenues in recent history.

Currently, the Company is in technical default of the Nicaraguan Concession as it has not provided the required letters of credit to the Nicaraguan Government, which total $1,356,227 for the Perlas block and $278,450 for the Tyra block. In addition, the Company was delinquent in the payment of approximately $155,500 in annual maintenance payments required by the Nicaraguan Concession, but it made such payments in early May 2015. The Company is in negotiations with the Nicaraguan Government and its lenders to renew the letters of credit, although there is no assurance that it will be successful in that regard. The Company must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions prior to May 2016; (3) the payment of normal day-to-day operations and corporate overhead and (4) the payment of outstanding debt and other financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is actively seeking new outside sources of debt and equity capital in order fund the substantial needs enumerated above, however, there can be no assurance that we will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. Refer to Note 10 - “Subsequent Events” for recent developments regarding these matters.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the financial statements include the estimated carrying value of unproved properties, the estimated fair value of derivative liabilities, stock-based awards and overriding royalty interests, and the realization of deferred tax assets.

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

ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1 — Quoted prices in active markets for identical assets and liabilities.

●	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities).

●	Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining the fair value.

The estimated fair value of the Company’s derivative liabilities, all of which are related to detachable warrants issued and the conversion feature granted in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items . The fair values for the warrant derivatives as of March 31, 2015 and December 31, 2014 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

March 31, 2015	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$164,060	$164,060

December 31, 2014	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$701,214	$701,214

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the three months ended March 31, 2015 and 2014.

Reclassifications

Certain amounts in the prior period were reclassified to conform with the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 – Debt

Debt consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Line-of-credit with related party	$46,225	$33,807
Notes payable, short term:
Note payable, net of unamortized discount of $2,959 and $41,011, of March 31, 2015 and December 31, 2014	$1,047,041	$1,008,989
Note payable, net of unamortized discount of $-0- and $822, as of March 31, 2015 and December 31, 2014, respectively	-	24,178
Note payable, net of unamortized discount of $-0- and $27,712, as of March, 2015 and December 31, 2014, respectively	-	72,288
Notes payable, net of unamortized discount of $-0- and $175,248, as of March, 2015 and December 31, 2014, respectively	100,000	124,752
Notes payable, net of unamortized discount of $-0- and $39,452, as of March, 2015 and December 31, 2014, respectively	-	110,548
Total notes payable, short-term	$1,147,041	$1,340,755

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 that provides it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $100,000 at March 31, 2015 with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity in January 2014, April 2014 and February 2015. Its current maturity date is May 28, 2015. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 450,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants were immediately exercisable and expired on various dates from September 23, 2018 to October 23, 2019 (as amended). The parties agreed as a condition to the renewal of the facility in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company estimated the fair value of the warrants at $60,290 as of the original grant date in 2013, which amount was recorded as debt issuance costs and classified in prepaid expenses in the accompanying balance sheets. The Company estimated the fair value of the new warrants exercisable to purchase 400,000 shares issued to extend the facility during 2014 and the increased value of the amended warrants to be $603,966, which has been recorded as additional debt issuance costs and classified in prepaid expenses in the accompanying balance sheets.

Such debt issuance costs are amortized ratably over the term of the credit facility and each respective extension. During the year ended December 31, 2014, a total of $641,210 of debt issuance costs were amortized to interest expense and the remaining unamortized balance was $23,046 as of December 31, 2014.

On February 28, 2015, the line-of-credit facility matured and the Company was unable to repay the principal and interest. The Company negotiated an extension to May 28, 2015 and granted the lender common stock purchase warrants exercisable to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share, which warrants were immediately exercisable and expire on February 28, 2020. The parties agreed as a condition to the renewal of the facility in February 2015 that all previously issued warrants to the lender totaling 890,625 shares would be extended to a five-year term and the exercise price reduced to $0.50 per share. The total value of the 100,000 newly issued warrants totaled $28,507 which is being amortized over the extension period. The increased value of the amended warrants totaled $149,517 which was immediately expensed.

On March 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which increased the maximum amount from $50,000 to $100,000. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share, which warrants were immediately exercisable and expire on March 26, 2020. The parties agreed as a condition to the amendment of the facility on March 26, 2015 that the line-of-credit will become convertible to common stock at an exchange rate of $0.50 per share. The total value of the 100,000 newly issued warrants totaled $30,288 which is being amortized over the extension period.

Such debt issuance costs are amortized ratably over the extended term of the credit facility. During the three months ended March 31, 2015 and 2014, a total of $182,133 and $365,452 of debt issuance costs were amortized (including amounts immediately expensed) to interest expense and the remaining unamortized balance was $48,865 as of March 31, 2015.

On March 31, 2015, the Lender exercised its right to convert a portion of the outstanding line-of-credit principal balances totaling $50,000 into a total of 100,000 shares of common stock at an exchange rate of $0.50 per share.

Note Payable – Short-term

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “Note”) with an original maturity date of March 12, 2014. The Company and the lender agreed to extend the maturity date of the Note to dates in May and December 2014 and finally to April 7, 2015 (the “New Maturity Date”). All other terms of the Note remain the same.

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

In connection with its loan, the Company granted the lender a Warrant exercisable to purchase 1,000,000 shares of its common stock at an exercise price of $1.50 per share. In connection with the extension to the New Maturity Date, the parties amended the date for exercise of the Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date and the exercise price was reduced to $1.00 per share. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 13,333,333 and the exercise price drops to $0.075 per share. All other terms of the Warrant remain the same. The Warrant has been treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates.

The total discount recorded as of the December 27, 2013 origination date of the note was $890,103. The total additional discount recorded in 2014 as a result of the amendments to the Note terms and extensions of the maturity date totaled $1,048,507. Discount amortization expense aggregated $38,052 and $800,554 for the three months ended March 31, 2015 and 2014, respectively and the remaining unamortized discount was $2,959 and $41,011 as of March 31, 2015 and December 31, 2014, respectively.

Other than the Note described above, during the three months ended March 31, 2015 the Company had short-term notes outstanding with entities or individuals as follows:

●	On January 7, 2014 it borrowed a total of $25,000 from an individual under a convertible note with a conversion price of $1.50 per share. The term of the note was for one year and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 25,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not paid in full by its maturity date, the conversion price of the note and exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price require that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $37,323 as discounts on note payable and as a derivative liability in the same amount, as of the date of the note. On January 7, 2015, the Company and the holder agreed to extend the maturity date of the note to February 28, 2015 and in consideration the Company granted it an additional 25,000 warrants with an exercise price of $0.50 per share with a January 7, 2020 expiration date. The parties agreed as a condition to the renewal of the facility in January 2015 that all previously issued warrants to the lender totaling 150,000 shares would be extended to a five-year term and the exercise price reduced to $0.50 per share. The value of the newly issued warrants and the increased value of the amended warrants totaled $57,961 which was amortized over the extension terms. Interest expense for the three months ended March 31, 2015 and 2014 includes discount amortization in the amount of $58,783 and $18,008, respectively, and as of March 31, 2015 and December 31, 2014, the remaining unamortized discount was $-0- and $822, respectively.

On February 28, 2015, the holder exercised its right to convert the full principal balance of $25,000 and accrued interest totaling $2,285 into 54,570 shares of common stock at an exchange rate of $0.50 per share. The Company paid the holder a fee of $2,729 in connection with the conversion of the note into common stock.

●	On March 31, 2014 it borrowed a total of $100,000 from an entity under a convertible note with a conversion price of $1.50 per share. The term of the note was for a period of 180 days and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase of 100,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. On September 30, 2014, the parties agreed to extend the maturity date of the note to February 28, 2015, for which the Company granted an additional warrant exercisable to purchase 100,000 shares of common stock at an exercise price of $1.00 per share for a five-year term and reduced the exercise price of the previously issued warrants to $1.00 per share. The terms of the note and warrant provide that if the note and interest are not be paid in full by its maturity date, the conversion price of the note and the exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that the conversion feature and warrants be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $143,502 as a discount on note payable and as a derivative liability in the same amount, on the origination date of the note. In addition, the fair value of the new warrants issued and changes to previously issued warrants at the date of the extension was estimated at $70,924, which was also recorded as a discount on the note and a derivative liability. The Company amortizes the discount to interest ratably over the term of the note. Interest expense for the three months ended March 31, 2015 and 2014, respectively, includes discount amortization in the amount of $27,712 and $43,502, respectively, and as of March 31, 2015 and December 31, 2014, the remaining unamortized discount was $-0- and $27,712.

On February 28, 2015, the holder exercised its right to convert the full principal balance of $100,000 and accrued interest totaling $9,260 into 218,520 shares of common stock at an exchange rate of $0.50 per share. The parties agreed as a condition to the conversion in February 2015 that all previously issued warrants to the lender totaling 200,000 shares would be extended to a five-year term and the exercise price reduced to $0.50 per share. The value of the warrant derivative was increased to the estimated value of $55,942 representing the amended terms of the previously issued warrants. The Company paid the holder a fee of $10,926 in connection with the conversion of the note into common stock.

●	On April 4, 2014 and June 7, 2014 it borrowed a total of $250,000 from an entity under two convertible notes payable with a conversion price of $1.50 per share. The original terms of the April 4, 2014 and June 7, 2014 notes were for a period of 180 days and bore interest at 8% per annum. On November 19, 2014 it borrowed an additional $50,000 and renewed the previously notes to mature on February 28, 2015 and bearing interest at 8% per annum. In connection with the loans the Company issued the entity a warrant excisable to purchase 250,000 shares of common stock at $1.50 per share for a term of five years from the date of the notes. On November 19, 2014, the Company granted an additional 350,000 warrants with an exercise price of $1.00 per share and a five-year term and reduced the existing 250,000 warrants exercise price to $1.00 per share. The terms of the notes and warrants provide that if the notes and interest are not be paid in full by their respective maturity dates, the conversion price of the notes and the exercise price of the warrants automatically reduce to $0.50 per share. The ratchet provision contained in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $278,585 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective notes. In addition, the fair value of the new warrants issued and changes to previously issued warrants at the date of the extension was estimated at $436,366 which was also recorded as a discount on the note and a derivative liability. The Company amortizes the discount to interest ratably over the term of the note. Interest expense for the three months ended March 31, 2015 and 2014 includes discount amortization in the amount of $175,248 and $--0- and as of March 31, 2015, and December 31, 2014, the remaining unamortized discount was $-0- and $175,248, respectively.

On February 28, 2015, the holder exercised its right to convert the partial principal balance of $200,000 and accrued interest totaling $17,085 into 317,490 shares of common stock at an exchange rate of $0.50 per share. The parties agreed that the remaining $100,000 principal balance will be paid in cash upon the Company closing on a new outside financing transaction. The parties agreed as a condition to the conversion and the repayment of the $100,000 remaining principal balance on the note in February 2015 that all previously issued warrants to the lender totaling 600,000 shares would be extended to a five-year term and the exercise price reduced to $0.50 per share. The value of the warrant derivative was increased to the estimated value of $152,751 representing the amended terms of the previously issued warrants. The Company paid the holder a fee of $21,709 in connection with the conversion of the note into common stock.

●	On April 14, 2014 it borrowed a total of $100,000 from an entity under a convertible note payable with the conversion rate of $1.50 per share. The term of the note was for a period of 180 days and bore interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 100,000 shares of common stock at $1.50 per share for a period of five years from the date of the note. On October 2, 2014 it borrowed an additional $50,000 from this entity under a convertible notes payable with the conversion rate of $1.00 per share and extended the term of the original note payable to a maturity date of February 28, 2015. In connection with the issuance of the $50,000 note and the extension of the $100,000 note the Company issued 150,000 new warrants to acquire common stock at $1.00 per share for a term of five years and the reduction in exercise price of the original 100,000 warrants from $1.50 per share to $1.00 per share. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the conversion price of the note and exercise price of the warrants automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $200,120 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective notes and the subsequent extension. Interest expense for the three months ended March 31, 2015 and 2014 includes discount amortization in the amount of $39,452 and $-0- and as of March 31, 2015 and December 31, 2014, the remaining unamortized discount was $-0- and $39,452, respectively.

On February 28, 2015, the holder exercised its right to convert the full principal balance of $150,000 into 300,000 shares of common stock at an exchange rate of $0.50 per share. The parties agreed as a condition to the conversion in February 2015 that all previously issued warrants to the lender totaling 350,000 shares would be extended to a five-year term and the exercise price reduced to $0.50 per share. The value of the warrant derivative was increased to the estimated value of $71,268 representing the amended terms of the previously issued warrants. The Company paid the holder a fee of $15,000 in connection with the conversion of the note into common stock.

Note 3 – Common Stock

On February 28, 2015, the Company issued a total of 1,007,260 shares of common stock to holders in exchange for notes payable with a principal balances aggregating $475,000 and accrued interest totaling $28,630. The note holders had exercised their conversion rights at an exchange rate of $0.50 per share.

On March 31, 2015, the Company issued a total of 100,000 shares of common stock to the holder of the line-of-credit in exchange for a partial principal balance of $50,000. The lender had exercised their conversion right at an exchange rate of $0.50 per share.

Note 4 – Stock Options

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the three months ended March 31, 2015.

The following table summarizes stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,204,500	$3.89	6.3 years	$90,335
Granted	--	--
Exercised	--	--
Forfeited	(30,000)	8.50
Outstanding at March 31, 2015	4,174,500	$3.86	6.1 years	$34,265
Outstanding and exercisable at March 31, 2015	3,854,500	$3.93	5.9 years	$34,265

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $58,360 and $559,962 during the three months ended March 31, 2015 and 2014, respectively.

The unrecognized compensation cost as of March 31, 2015 related to the unvested stock options as of that date was $141,385, which will be amortized over the next ten months.

Note 5 – Derivative Instruments

Derivatives – Warrants Issued Relative to Note Payables

The estimated fair value of the Company’s derivative liabilities, all of which are related to the conversion features and detachable warrants issued in connection with notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the note payable and warrant agreement terms (Note 2) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). When the note payable is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date. Notes payable with a total principal balance of $475,000 were extinguished during the three months ended March 31, 2015. A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of the date of the transition from liability to equity during the three months ended March 31, 2015 is as follows:

	Upon Issuance	As of date of transition to equity	As of March 31, 2015

Volatility – range	104%	104%	102%
Contractual term	5.0 years	5.0 years	3.1 years
Exercise price	$0.50	$0.50	$1.00
Number of warrants in aggregate	25,000	1,325,000	1,000,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2014	$701,214
Fair value of warrant derivative at issuance date	57,961
Unrealized derivative gains included in other expense	(265,267)
Transition of derivative liability to equity	(329,849)

Balance at March 31, 2015	$164,069

Note 6 – Warrants

The following table summarizes warrant activity for the three months ended March 31, 2015:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2014	3,662,710	$1.59
Issued in conjunction with notes payable (Note 2)	25,000	0.50
Issued in conjunction with line-of-credit (Note 2)	200,000	0.50
Exercised	-	-

Outstanding and exercisable at March 31, 2015	3,887,710	$0.86

The weighted average term of all outstanding common stock purchase warrants was 3.98 years as of March 31, 2015. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of March 31, 2015.

Note 7 — Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of March 31, 2015 and December 31, 2014, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred during the three months ended March 31, 2015 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Three months ended March 31, 2015
Property acquisition costs:
Proved	$-
Unproved
Total property acquisition costs	-
Development costs	-
Exploration costs	13,893
Total costs	$13,893

Exploration costs during the three months ended March 31, 2015 included $13,893 in area concession and training fees accrued to be paid to the Nicaraguan Government for 2015.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion and amortization are as follows:

	March 31, 2015	December 31, 2014

Proved oil and gas properties	$-	$-
Unproved oil and gas properties	10,606,729	10,592,836
Total	10,606,729	10,592,836
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 2)	(964,738)	(964,738)
Less accumulated depreciation, depletion and amortization	-	-

Net capitalized costs	$9,641,991	$9,628,098

Costs Not Being Amortized

Oil and gas property costs not being amortized at March 31, 2015, by year that the costs were incurred, are as follows:

Year Ended December 31,
2015 (through March 31, 2015)	$13,893
2014	115,622
2013	6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$10,606,729

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

Nicaraguan Concessions

The Company received notification of final approval of the environmental impact assessment (“EIA”) by the Nicaraguan government on April 13, 2013, which began Sub-Period 2 as defined in the Nicaraguan concessions. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of March 31, 2015. In accordance with the Nicaraguan Concession agreements, the Company has previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015.

The Company is currently negotiating the renewal and increase of the required letters of credit, which total $1,356,227 for the Perlas block and $278,450 for the Tyra block with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, except for the renewal and increase of the expired letters of credit. Refer to Note 10 - “Subsequent Events” for recent developments regarding these matters.

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

Sub-Period 2 of the exploration phase began April 13, 2013, when the Nicaraguan Government approved the environmental impact study. The Company believes that it has performed all work necessary as of March 31, 2015 to proceed to Sub-Period 3 for the Perlas Block as defined in the Nicaraguan concessions which requires the drilling of at least one exploratory well on the Perlas concession. The Nicaraguan Government has yet to accept the progression to Sub-Period 3 of the Perlas Block, however assuming that it does accept the progression, Infinity will be required to drill at least one exploratory well on the Perlas Block within one-year (estimated to be prior to May 2016). The minimum cash requirements to maintain and comply with the minimum work program as defined in the Nicaraguan Concessions for the next twelve month period will be approximately $5,500,000 for the Perlas Block, which includes all costs to prepare for and drill the initial exploratory well, and $280,000 for the Tyra Block. In addition to the minimum cash requirements related to the Nicaraguan Concessions, the Company estimates that it will require approximately $330,000 of working capital to maintain corporate operations for the next 12 months, but not including approximately $1,150,000 principal amount of short-term promissory notes due in April 2015, plus accrued interest, and other obligations owed to third parties. Refer to Note 10 - “Subsequent Events” for recent developments regarding these matters.

Revenue Sharing Commitments

On March 23, 2009, the Company entered into a Securities Purchase Agreement, dated effective as of March 23, 2009, with Off-Shore, an accredited investor, to issue a subordinated secured promissory note in the aggregate principal amount of up to $1,275,000 and a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. Off-Shore funded a total of $1,275,000 and subsequently converted the subordinated secured promissory note to common stock.

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

In connection with the extension of the Note with a $1,050,000 principal balance issued in December 2013, the Company entered into a Revenue Sharing Agreement in May 2014. Infinity assigned to the note holder a monthly payment equal to the revenue derived from one percent (1%) of 8/8ths of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire in the future. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

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

The LOI is subject to Granada’s normal and customary due diligence, including the evaluation of the Company’s Form 10-K and 10-Q filings, documents showing that the Company is in good standing regarding the Nicaraguan Concessions and with the Nicaraguan government; negotiation and approval of mutually acceptable formal agreements; and final approval by a majority of the partners that comprise Granada Exploration, LLC. The parties continue to negotiate the terms of the ESA, but have not entered into definitive agreements and Granada has not completed its normal and customary due diligence.

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas have been disposed of as of March 31, 2015; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of March 31, 2015 and December 31, 2014 is sufficient to cover any potential noncompliance liabilities relative to the to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years.

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

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as an asset retirement obligation on the balance sheets.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Company’s offshore Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013 and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter dated August 15, 2014 of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or around June 19, 2014 under which it would issue 28,000 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputes the Company’s contentions and has submitted the dispute to binding arbitration. The Company has accrued $49,000 in accounts payable as of March 31, 2015 and December 31, 2014, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 9 – Related Party Transactions

The Company currently does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and other administrative fees. For the years ended December 31, 2014 and 2013, the Company was billed $0 for such services. The amount due to the CFO’s firm for services provided was $767,407 at March 31, 2015 and December 31, 2014, and is included in accrued liabilities at both dates.

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

The Company entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds used to maintain the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Off-Shore and the conversion of the Series B redeemable convertible preferred stock to common stock effective February 28, 2014. The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for general corporate purposes. In the February 2014 transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock for 375,400 shares of common stock. Each share of Series B preferred had a liquidation and par value of $100. The Company also issued Offshore an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 shares of common stock valued at $4.00 per share for a total of $1,681,792, which has been reflected as common stock and additional paid in capital.

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

As of March 31, 2015 and December 31, 2014, the Company had accrued compensation to its officers and directors of $1,246,208 and $1,187,208, respectively.

The Company entered into a line-of-credit facility on September 23, 2013 that provides it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $100,000 at March 31, 2015 with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity in January 2014, April 2014 and February 2015. Its current maturity date is May 28, 2015. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 450,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants were immediately exercisable and expired on various dates from September 23, 2018 to October 23, 2019 (as amended). The parties agreed as a condition to the renewal of the facility in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company estimated the fair value of the warrants at $60,290 as of the original grant date in 2013, which amount was recorded as debt issuance costs and classified in prepaid expenses in the accompanying balance sheets. The Company estimated the fair value of the new warrants exercisable to purchase 400,000 shares issued to extend the facility during 2014 and the increased value of the amended warrants to be $603,966, which has been recorded as additional debt issuance costs and classified in prepaid expenses in the accompanying balance sheets.

On February 28, 2015, the line-of-credit facility matured and the Company was unable to repay the principal and interest. The Company negotiated an extension to May 28, 2015 and granted the lender common stock purchase warrants exercisable to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share, which warrants were immediately exercisable and expire on February 28, 2020. The parties agreed as a condition to the renewal of the facility in February 2015 that all previously issued warrants to the lender totaling 890,625 shares would be extended to a five-year term and the exercise price reduced to $0.50 per share. The total value of the 100,000 newly issued warrants totaled $28,507 which is being amortized over the extension period. The increased value of the amended warrants totaled $149,517 which was immediately expensed.

On March 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which increased the maximum amount from $50,000 to $100,000. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share, which warrants were immediately exercisable and expire on March 26, 2020. The parties agreed as a condition to the amendment of the facility on March 26, 2015 that the line-of-credit will become convertible to common stock at an exchange rate of $0.50 per share. The total value of the 100,000 newly issued warrants totaled $30,288 which is being amortized over the extension period.

On March 7, 2014 the Company borrowed $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full during April 2014.

Note 10 — Subsequent Events

On May 7, 2015 the Company completed the private placement of $12.0 million principal amount Senior Secured Convertible Note (the “Note”) and a Warrant to purchase 18,000,000 shares of the Company’s common stock (the “Warrant”) with an institutional investor.

At the closing on May 7, 2015, the investor acquired the Note by paying $450,000 in cash and issuing a promissory note, secured by cash, with a principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid, the private placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company used the initial proceeds from the closing to retire certain outstanding obligations, including the 2015 area and training fees of approximately $155,000 owed to the Nicaraguan government relating to its Nicaragua Concessions, and to provide additional working capital.

The Company will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. The investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part.

The investor must prepay the Investor Note, in whole or in part, upon the occurrence of one or more mandatory prepayment events. These include (i) the investor’s conversion of the Note into shares of common stock upon which the investor will be required to prepay the Investor Note, on a dollar-for-dollar basis, for each subsequent conversion of the Note and (ii) the Company’s delivering a mandatory prepayment notice to the investor after it has received governmental authorizations from the Nicaraguan authorities necessary to commence drilling on at least five sites within the Nicaraguan Concessions, among other conditions.

The Note matures on the three-year anniversary of its issuance, bears interest at 8% per annum, and is convertible at any time at the option of the holder into shares of the Company’s common stock at $0.50 per share (the “Conversion Price”). As a part of the private placement, the Company issued a Warrant to the investor giving it the right to purchase up to an aggregate of 18,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Warrant is exercisable commencing six months from the date of issuance for a period of seven years from the date of issuance.

If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the Conversion Price or Warrant exercise price then in effect, the then current Conversion Price and Warrant exercise prices will be decreased to equal such lower price.

The investor has no right to convert the Note or exercise the Warrant to the extent that such conversion or exercise would result in the investor being the beneficial owner of in excess of 9.99% of the Company’s common stock.

The Note ranks senior to the Company’s existing and future indebtedness and is secured by all of the assets of the Company, excluding the Nicaraguan Concessions.

The Company used a portion of the funds from this credit facility to resolve the contingency related to the delinquent payment of 2015 training and area fees and the expired letters of credit for its Nicaraguan concessions (See Note 8). The Company continues to negotiate the renewal of the letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard.

WestPark Capital acted as placement agent for the Company in the transaction and will receive a fee of 6% of cash proceeds, or $600,000, if and when the Company receives the full cash proceeds. It received $27,000 of such amount at the closing. The Company also issued WestPark a warrant exercisable to purchase 1,800,000 shares of common stock at a price of $0.50 per share. The warrant is exercisable commencing six months from the date of issuance for a period of seven years from the date of issuance.

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “Note”). Effective April 7, 2015 the Company and the lender agreed to extend the maturity date of the Note from April 7, 2015 to the earlier of (i) April 7, 2016 or (ii) the payment in full of the Investor Note issued to the Company by Hudson Bay Master Fund, Ltd. in the principal amount of $9,550,000 (the “New Maturity Date”). All other terms of the Note remain the same. The extension to the New Maturity Date closed on May 8, 2015.

The Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

In connection with the loan, the Company granted the lender a warrant exercisable to purchase 1,000,000 shares of its common stock at an exercise price of $1.00 per share. In connection with the extension of the maturity date of the Note to the New Maturity Date, the Company (i) issued the lender 200,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $0.50 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the Note. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 13,333,333 and the exercise price drops to $0.075 per share. All other terms of the warrant remain the same.

**********************

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the risk factors described below.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) while we have retired our debt obligations to Amegy and Off-Shore, we still have substantial obligations to a number of third parties, including the Senior Secured Convertible Note described in Note 10-“Subsequent Events” and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions, including compliance with the letter of credit requirement of the Nicaraguan Concessions, and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct required future seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders, including Amegy; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxii) possible issuance of common stock subject to the Series B Preferred, options and warrants may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; (xxix) whether we will be able to find an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions; and (xxx) whether we will be able to satisfy the conditions of our May 2015 financing and receive payments under the Investor Note, as described in Note 10 - “Subsequent Events.”

The following information should be read in conjunction with the Unaudited Financial Statements and Notes presented elsewhere in this quarterly report on Form 10-Q.

2015 Operational and Financial Objectives

Corporate Activities

The Company holds a 100% interest in any hydrocarbon deposits found under the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2 as defined in the Nicaraguan concessions. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of March 31, 2015. In accordance with the Nicaraguan Concession agreements, the Company has previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2014 but it is currently delinquent on its training and area fee obligations for 2015 which total $155,507. The Company is currently negotiating the renewal and increase of the required letters of credit which total $1,356,227 for the Perlas block and $278,450 for the Tyra block with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, except for the renewal of the expired letters of credit.

During late December 2013, we completed the 2-D and 3-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at that point. We believe that the newly acquired 2-D and 3-D seismic data, together with the previously acquired reprocessed 2-D seismic, will help us to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable hydrocarbons (principally oil) in place. In addition, the 3-D seismic provided our first geological information regarding the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise 2-D seismic mapping. At the current time, the Company believes it has progressed to a stage on the Perlas Block of the Nicaraguan Concession that it has identified multiple promising sites for exploratory drilling and is planning the drilling of initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves. In order to meet its obligations under the Nicaraguan Concession, the Company has until April 2016 to drill its initial exploratory well or risk being in default and potentially losing its rights under the Nicaraguan Concessions. Currently, the Company is technical default of the Nicaraguan Concession as it has not provided the required letters of credit to the Nicaraguan Government. In accordance with the Nicaraguan Concession agreements, the Company must provide the Ministry of Energy with the required letters of credit in the amounts which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases as required by the Nicaraguan Concessions, to replace the expired letters of credit. The Company is in negotiations with the Nicaraguan Government and its lenders to renew the letters of credit, although there is no assurance that it will be successful in that regard. The Company must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions prior to April 2016; (3) the payment of normal day-to-day operations and corporate overhead and (4) payment of outstanding debt and financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is actively seeking new outside sources of debt and equity capital in order fund the substantial needs enumerated above, however, there can be no assurance that we will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. We intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any, and net proceeds from the sales of assets.

Our ability to complete these activities is dependent on a number of factors, including, but not limited to:

●	The availability of the capital resources required to fund the activities;

●	The availability of third party contractors for completion services; and

●	The approval by regulatory agencies of applications for permits to conduct exploration activities in a timely manner.

Refer to Note 10 - “Subsequent Events” for recent developments regarding these matters.

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

For the Three Months Ended March 31, 2015 and 2014

Results of Operations

Overview

Infinity incurred a net loss applicable to common shareholders of $301,028, or $0.01 per share, for the three months ended March 31, 2015 compared to a net loss applicable to common shareholders of $1,915,289, or $0.08 per share, for the three months ended March 31, 2014. The Company issued Series A Preferred and Series B Preferred effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred (which represents value attributable to holders of the Series A Preferred and Series B Preferred rather than common stock) affects the Company’s net income (loss) by $-0- and $(25,527) to arrive at net loss applicable to common shareholders for the three months ended March 31, 2015 and 2014, respectively. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, which eliminated the 6% cumulative dividend accrued in 2015 compared to 2014.

Revenue

The Company had no revenues in either 2015 or 2014. It focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2015 or 2014. The Company sold its investment in Infinity-Texas in July 2012, and had no developed oil and gas properties in the United States in 2015 and 2014.

The Company has no current or planned domestic exploration and development activities at this time. It is not actively working on any domestic property, focusing instead on the exploration, development and financing of the Nicaraguan Concessions.

.

Stock-based compensation

Stock-based compensation expenses of $58,360 for the three months ended March 31, 2015 decreased 90% from those in 2014, which were $559,962. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers. The significant decrease in stock-based compensation expense during 2015 compared to 2014 is attributable to the full vesting of the November 2012 stock option grant in November 2014, which eliminated the related amortization during the three months ended March 31, 2015 and lower market price of the Company’s common stock compared to the $3.00 per share exercise price on the date of the most recent stock option grant in January 2014, which is being amortized over two years. The significant decrease in the market price the common stock compared to the $3.00 per share exercise price resulted in substantially less grant date fair value of the January 2014 option grant that deceased the overall amount amortized in the three months ended March 31, 2015.

General and Administrative Expenses

General and administrative expenses of $105,869 for the three months ended March 31, 2015 decreased $35,506, or 25% from those in 2014, which were $141,375. The decrease in general and administrative expenses is attributable to an overall decrease in professional fees of $16,400 as the Company engaged in less legal activities during the three months ended March 31, 2015 compared to 2014 and changed its auditors and stock transfer agent for cost containment purposes. Reductions in general and administrative expenses was also attributable to us attending less investor conferences or similar forums during the three months ended March 31, 2015 as compared to 2014.

Interest expense

Interest expense decreased from $1,246,134 for the three months ended March 31, 2014 to $573,083 in 2015. This significant decrease is attributable to the Company converting approximately $575,000 of its interest bearing debt to common stock during the three months ended March 31, 2015. The Company issued short-term notes payable at the issuance dates and extension dates as additional compensation to the lender. The fair value of the warrants issued to the note holders at the origination date and extension date of the short-term promissory notes was recorded as a discount on the related debt. Amortization of the warrants and revenue sharing interests granted to the holders resulted in a substantial increase in the overall effective borrowing costs during the three months ended March 31, 2014 compared to 2015. Discount amortization represents a non-cash expense and totaled $523,784 and $1,202,516 of total interest expense recognized in the three months ended March 31, 2015 and 2014, respectively. The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with such short-term notes during 2015 and 2014 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to fair value as of March 31, 2015 and 2014. The mark-to-market process resulted in a gain of $265,267 during the three months ended December 31, 2015 and a loss of $15,126 during the three months ended March 31, 2014. The gain recognized in 2015 is attributable to the significant reduction in the market value of our common stock experienced during 2015 as compared to 2014. The closing market price of our common stock was $0.37 per share at March 31, 2015 compared to $1.41 per share as of March 31, 2014 which resulted in lower estimates of the warrant’s derivative liabilities.

Other income

Other income increased from $72,835 in for the three months ended March 31, 2014 to $171,017 in 2015. Other income in both 2015 and 2014 is primarily related to derecognition of certain liabilities due to the expiration of the statute of limitations on collection of obligations of the Company.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $57,675,000, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the three months ended March 31, 2015, the Company realized net losses. The Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforward, any deferred tax asset at March 31, 2015 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net loss

As a result of the above, we reported a net loss of $301,028 and $1,889,762 for the three months years ended March 31, 2015 and 2014, respectively, an improvement of $1,588,734 (84%).

Loss applicable to common shareholders

The Company issued Series A Preferred and Series B Preferred effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred (which represents value attributable to holders of the Series A Preferred and Series B Preferred rather than common stock) affects the Company’s net loss by $-0- and $25,527 to arrive at net loss applicable to common shareholders for the three months ended March 31, 2015 and 2014, respectively. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, which reduced the amount of the 6% cumulative dividend accrued in 2015 compared to 2014.

The Series A Preferred and Series B Preferred had a preference over common shareholders and therefore such amounts have been deducted from net loss to report loss applicable to common shareholders of $301,028 and $1,915,289 for the three months ended March 31, 2015 and 2014, respectively.

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

The basic and diluted loss per share was $0.01 and $0.08 for the three months ended March 31, 2015 and 2014, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2015 and 2014 because of the net loss reported for each period. Potential common shares as of March 31, 2015 that have been excluded from the computation of diluted net loss per share amounted to 8,062,210 shares, which included 3,887,710 outstanding warrants and 4,174,500 outstanding stock options.

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

In the first quarter 2015, we were able to increase our line-of-credit to a maximum of $100,000, which provided us some liquidity, but were unable to obtain other sources of capital. On February 28, 2015, the short-term note holders exercised their right to convert principal balances totaling $475,000 and accrued interest totaling $28,630 into 1,007,260 shares of common stock at an exchange rate of $0.50 per share. In addition on March 31, 2015, the lender who provides the line-of-credit facility exercised its right to convert a partial principal balance totaling $50,000 into 100,000 shares of common stock at an exchange rate of $0.50 per share. These debt to equity conversions helped to reduce our near term cash needs.

As of March 31, 2015, we owed $46,225 on our line-of-credit, which is due in May 2015 and a total of $1,150,000 short term promissory notes that are due: (i) $100,000 on demand and (ii) $1,050,000 in April 2015. We intend to negotiate extensions of the $1,050,000 note or raise long-term debt or equity capital to retire these notes as they become due, although we can provide no assurances that we will be successful in this regard. Our current financial condition has made traditional bank loans and normal financing terms unattainable; therefore, we may find it necessary to continue with these types of short-term borrowings with high effective interest rates. See Note 10 - “Subsequent Events” for current information on these matters.

The Company holds a 100% interest in the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. The Company received notification of final approval of the EIA by the Nicaraguan government on April 13, 2013, which began Sub-Period 2 as defined in the Nicaraguan concessions. Therefore, the Company has progressed to Sub-Period 2 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of March 31, 2015. In accordance with the Nicaraguan Concession agreements, the Company has previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. The Company is currently negotiating the renewal of the required letters of credit which total $1,356,227 for the Perlas block and $278,450 for the Tyra block with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, except for the renewal of the expired letters of credit, and is in year three of the exploration phase of the 30-year Nicaraguan Concessions.

During December 2013 and January 2014, the Company completed the 2-D and 3-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at this point. The Company believes that the newly acquired 2-D and 3-D seismic data, together with the previously acquired reprocessed 2-D seismic, will help us to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Its geological consultants have estimated that these Eocene structures may contain recoverable oil in place. In addition, the 3-D seismic should provide our first geological information regarding the potential for oil resources in the Cretaceous Zone, which it could not evaluate using less precise 2-D seismic mapping. At the current time, the Company believes it has progressed to a stage on the Perlas Block of the Nicaraguan Concession that it has identified multiple promising sites for exploratory drilling and is planning the drilling of initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves. In order to meet its obligations under the Nicaraguan Concession, the Company has until April 2016 to drill its initial exploratory well or risk being in default and potentially losing its rights under the Nicaraguan Concessions. Currently, the Company is technical default of the Nicaraguan Concession as it has not provided the required letters of credit to the Nicaraguan Government. In accordance with the Nicaraguan Concession agreements, the Company must provide the Ministry of Energy with the required letters of credit in the amounts which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases as required by the Nicaraguan Concessions, to replace the expired letters of credit. The Company is in negotiations with the Nicaraguan Government and its lenders to renew the letters of credit, although there is no assurance that it will be successful in that regard.

The Company must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions prior to April 2016; (3) the payment of normal day-to-day operations and corporate overhead; and (4) payment of outstanding debt and financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is actively seeking new outside sources of debt and equity capital in order fund the substantial needs enumerated above, however, there can be no assurance that we will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells.

We plan to raise long-term capital to satisfy the foregoing needs through an offering of our equity or debt securities and/or through a commercial relationship with other industry operators, which may involve the granting of revenue or other interests in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or the creation of a joint venture or other strategic partnership. There can be no assurance that we will obtain such funding or obtain it on terms acceptable to us. Further, if we cannot meet our obligations respecting the Nicaraguan Concessions, we may lose our rights to them. Refer to Note 10 - “Subsequent Events” for recent developments regarding these matters.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of March 31, 2015, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in litigation as follows:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and has claiming breach of contract for failure to pay amounts due. On October 13, 2011, a default judgment was entered against the Company in the amount of $445,521 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

●	Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as an asset retirement obligation on the balance sheets.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Company’s offshore Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013 and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter dated August 15, 2014 of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or around June 19, 2014 under which it would issue 28,000 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputes the Company’s contentions and has submitted the dispute to binding arbitration. The Company has accrued $49,000 in accounts payable as of March 31, 2015 and December 31, 2014, which management believes is sufficient to provide for the ultimate resolution of this dispute.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information regarding the issuance of unregistered securities by the Company during the three months ended March 31, 2015.

On February 28, 2015, the short-term notes payable holders exercised its right to convert principal balances totaling $475,000 and accrued interest totaling $28,630 into 1,007,260 shares of common stock at an exchange rate of $0.50 per share. In addition on March 31, 2015, the lender who provides the line-of-credit facility exercised its right to convert a partial principal balance totaling $50,000 into 100,000 shares of common stock at an exchange rate of $0.50 per share.

The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for conversion the forgoing notes into shares of common stock. The Company did not pay any compensation or fees to any party in connection with the issuance of the shares of Common Stock, but paid such noteholders fees totaling $55,363 in connection with the conversion of their loans.

The Company entered into a line-of-credit facility on September 23, 2013, which after amendments, provides for borrowings on a revolving basis up to a maximum of $100,000 at March 31, 2015. The parties agreed to extend the maturity date of this facility November 23, 2013 to January 23, 2014 and subsequently to March 31, 2015. The entity providing the credit facility is owned by an officer of another corporation for which the Company’s president and chairman of the board serves as president and chairman of the board. The facility is convertible at and exchange rate of $0.50 per share, is unsecured and bears interest at 8% per annum. The Company granted the lender common stock purchase warrants to acquire a total of 200,000 shares of common stock at an exercise price of $0.50 per share (as amended on March 26, 2015), which warrants are immediately exercisable and expire from February 28, 2020 to March 26, 2020. The parties agreed as a condition to the renewal of the line-of-credit in February 2015 that all previously existing warrants would be extended to a five-year term and the exercise price reduced to $0.50 per share. On February 28, 2015, the line-of-credit facility matured and the Company was unable to repay the principal and interest.

On March 31, 2015 the Company negotiated an extension of the facility to May 28, 2015 and granted the lender common stock purchase warrants exercisable to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share, which warrants were immediately exercisable and expire on February 28, 2020. The parties agreed as a condition to the renewal of the facility in February 2015 that all previously issued warrants to the lender totaling 890,625 shares would be extended to a five-year term and the exercise price reduced to $0.50 per share.

The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment credit facility and warrants. It relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the credit facility and warrants.

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	May 15, 2015
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	May 15, 2015
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

