Form 10-K/A
period 2014-12-31
INFINITY ENERGY RESOURCES, INC
filed 2015-08-12
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Infinity Energy Resources, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment” or “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission on February 4, 2015 (the “Original Form 10-K”) to add Exhibits 10.56, 10.57, 10.58, 10.59 and 10.60 that were not included in the Original Form 10-K.

Exhibits 10.56, 10.57, 10.58, 10.59 and 10.60 to this Amendment No. 1 provide instruments defining the rights of security holders required by Item 601(b)(4) of Regulation S-K, including the convertible promissory notes and related common stock purchase warrants issued during the year ending December 31, 2014.

Except as described above, this Amendment No. 1 does not amend or supplement any other information set forth in the Original Form 10-K, and the Company has not updated disclosures included in the Original Form 10-K to reflect any events that occurred subsequent to February 4, 2015.

2

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K, as amended by this Amendment No. 1:

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc. (1)
3.1	Certificate of Incorporation (3)
3.2	Bylaws (1)
10.1	2004 Stock Option Plan (1)
10.2	2005 Equity Incentive Plan (1)
10.3	2006 Equity Incentive Plan (1)
10.4	Form of Incentive Stock Option for 2006 Equity Incentive Plan (1)
10.5	Form of Nonqualified Stock Option for 2006 Equity Incentive Plan (1)
10.6	Loan Agreement between Infinity Energy Resources, Inc., and Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy Bank N.A., dated effective as of January 9, 2007 (3)
10.7	Revolving Promissory Note between Infinity Energy Resources, Inc. and Amegy Bank N.A., dated January 10, 2007 (1)
10.8	Nicaraguan Concession - Perlas Prospect (3)
10.9	Nicaraguan Concession - Tyra Prospect (3)
10.10	Forbearance Agreement with Amegy Bank N.A., dated August 31, 2007 (1)
10.11	Second Forbearance Agreement with Amegy Bank N.A., dated March 26, 2008 (1)
10.12	Third Forbearance Agreement with Amegy Bank N.A., dated October 16, 2008 (3)
10.13	First Amendment to Revolving Promissory Note - Amegy Bank, N.A., dated October 16, 2008 (3)
10.14	Fourth Forbearance Agreement with Amegy Bank N.A., dated December 4, 2009 (3)
10.15	Fifth Forbearance Agreement with Amegy Bank N.A., dated February 16, 2011 (2)
10.16	Guarantee of Obligation with Amegy Bank N.A., dated February 16, 2011 (1)
10.17	Omnibus Amendment with Amegy Bank N.A., dated February 16, 2011 (1)

3

10.18	Third Amendment to Revolving Promissory Note with Amegy Bank N.A., dated January 31, 2010 (1)
10.19	Forbearance Period Advance Promissory Note with Amegy Bank N.A., dated February 16, 2011 (1)
10.20	Registration Rights with Amegy Bank N.A., dated February 16, 2011 (3)
10.21	Securities Purchase Agreement with Amegy Bank N.A., dated February 16, 2011 (3)
10.22	Warrant to Purchase Common Stock with Amegy Bank N.A., dated February 16, 2011 (3)
10.23	Subordinate Secured Promissory Note Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.24	Securities Purchase Agreement Off-Shore Finance, LLC, dated March 23, 2009 (2)
10.25	Revenue Sharing Agreement with Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.26	Revenue Sharing Agreement with Officers and Directors, dated June 6, 2009 (3)
10.27	Map: Nicaraguan Concessions (2)
10.28	Revenue Sharing Agreement with Jeff Roberts, dated September 16, 2009 (3)
10.29	Revenue Sharing Agreement with Thompson Knight Global Energy, dated September 8, 2009 (3)
10.30	Stock Purchase Agreement with Amegy Bank, N.A., dated as of February 28, 2012 (5)
10.31	Stock Purchase Agreement with Off-Shore Finance, LLC, dated as of February 28, 2012 (5)
10.32	Investor Rights Agreement with Amegy Bank, N.A., dated April 13, 2012 (5)
10.33	Certificate of Designation of Series A Preferred and Series B Preferred (5)
10.34	8% Promissory Note in principal amount of $250,000, dated February 13, 2013 (6)
10.35	Common Stock Purchase Warrant for 250,000 shares, dated February 13, 2013 (6)
10.36	Form of 8% Promissory Note (7)
10.37	Form of Common Stock Purchase Warrant (7)
10.38	Stock Exchange Agreement between the Company and Amegy Bank, NA. (8)
10.39	8% Note, dated December 27, 2013 (9)
10.40	Common Stock Purchase Warrant (1,000,000 shares), dated December 27, 2013 (9)
10.41	Third Amendment to Promissory Note, dated November 19, 2014 (10)
10.42	Third Amendment to Common Stock Purchase Warrant, dated November 19, 2014 (10)
10.43	First Amendment to Revenue Sharing Agreement, dated November 19, 2014 (10)
10.44	Revenue Sharing Agreement, dated May 17, 2014 (10)
10.45	Loan Extension Agreement, dated November 19, 2014 (10)
10.56	8% Convertible Promissory Note and Common Stock Purchase Warrant dated September 30, 2014(11)
10.57	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 19, 2014(11)
10.58	8% Convertible Promissory Note and Common Stock Purchase Warrant dated January 7, 2014(11)
10.59	8% Convertible Promissory Note and Common Stock Purchase Warrant dated October 2, 2014 (11)
10.60	8% Line-of-Credit Promissory Note and Common Stock Purchase Warrant dated October 23, 2014(11)
14.1	Code of Ethics and Code of Conduct. (4)
21.1	Subsidiaries of Registrant (1)
31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11)
31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11)
32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)
32.2	Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)
99.1	Audited Financial Statements as of and for the years ended December 31, 2014 and 2013.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

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

(11) Filed herewith.

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2015

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

Signature and Title	Date

/s/ Stanton E. Ross	August 12, 2015
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	August 12, 2015
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	August 12, 2015
Daniel F. Hutchins, Director and Chief Financial Officer

5