Form 10-Q
period 2015-06-30
INFINITY ENERGY RESOURCES, INC
filed 2015-08-14
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at August 13, 2015
Common Stock, $0.0001 par value	26,866,938

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$2,301	$13,664
Prepaid expenses	22,863	23,046
Total current assets	25,164	36,710

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization - Unproved	9,655,882	9,628,098

Total assets	$9,681,046	$9,664,808

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,924,726	$5,960,225
Accrued liabilities (including $794,280 due to related party at June 30, 2015 and $788,520 at December 31, 2014)	2,491,444	2,484,238
Income tax liability	150,000	150,000
Accrued interest and fees – bank and other	349,549	341,748
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	105,000	—
Line-of-credit with related party	61,225	33,807
Notes payable-short term, net of discounts of $145,391 and $284,245 at June 30, 2015 and December 31, 2014, respectively	854,609	1,340,755
Total current liabilities	11,652,556	12,026,776

Secured convertible note payable-long term	513,100	—
Derivative liabilities	7,135,145	701,214
Total long-term liabilities	7,648,245	701,214
Redeemable, convertible preferred stock, par value $.0001, 6% cumulative dividend, authorized 10,000,000 shares:
Series A, -0- shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Series B, -0- shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Total redeemable, convertible preferred stock	—	—
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 26,866,938 and 25,559,678 shares at June 30, 2015 and December 31, 2014, respectively	2,687	2,556
Additional paid-in capital	108,571,909	107,239,985
Accumulated deficit	(118,194,351)	(110,305,723)
Total stockholders’ deficit	(9,619,755)	(3,063,182)
Total liabilities and stockholders’ deficit	$9,681,046	$9,664,808

See notes to unaudited financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating expenses:
Stock-based compensation	$42,612	$202,005	$100,972	$761,967
General and administrative expenses	122,310	200,309	228,179	341,683
Gain on settlement of litigation	—	(179,877)	—	(179,877)
Total operating expenses	164,922	222,437	329,151	923,773

Operating loss	(164,922)	(222,437)	(329,151)	(923,773)

Other income (expense):
Interest expense	(124,221)	(644,736)	(697,304)	(1,890,871)
Secured convertible note payable issuance costs	(1,302,629)	—	(1,302,629)	—
Change in fair value of secured convertible note payable	(168,100)	—	(168,100)	—
Issuance of warrant derivative in connection with secured convertible note	(8,034,007)	—	(8,034,007)	—
Change in derivative fair value	2,202,839	242,103	2,468,106	226,977
Other income	3,440	—	174,457	72,835
Total other income (expense)	(7,422,678)	(402,633)	(7,559,477)	(1,591,059)

Loss before income taxes	(7,587,600)	(625,070)	(7,888,628)	(2,514,832)
Income tax expense (benefit)	—	—	—	—

Net loss	(7,587,600)	(625,070)	(7,888,628)	(2,514,832)

Accrual of 6% dividend payable on Series B redeemable, convertible preferred stock	—	—	—	(25,527)

Loss applicable to common shareholders	$(7,587,600)	$(625,070)	$(7,888,628)	$(2,540,359)

Basic and diluted net loss per share:
Basic	$(0.28)	$(0.02)	$(0.30)	$(0.10)
Diluted	$(0.28)	$(0.02)	$(0.30)	$(0.10)
Weighted average shares outstanding – basic and diluted	26,784,716	25,497,456	26,410,710	25,343,089

See notes to unaudited financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2014	25,559,678	$2,556	$107,239,985	$(110,305,723)	$(3,063,182)

Stock based compensation	—	—	100,972	—	100,972

Common stock purchase warrants issued for debt issuance costs	—	—	243,604	—	243,604

Transition of derivative warrant liability to equity	—	—	329,849	—	329,849

Common stock issued for extension of note payable	200,000	20	103,980	—	104,000

Conversion of line-of-credit to common stock	100,000	10	49,990	—	50,000

Conversion of note payables and accrued interest to common stock	1,007,260	101	503,529	—	503,630

Net loss	—	—	—	(7,888,628)	(7,888,628)

Balance, June 30, 2015	26,866,938	$2,687	$108,571,909	$(118,194,351)	$(9,619,755)

See notes to unaudited financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,888,628)	$(2,514,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	100,972	761,967
Change in fair value of derivative liability	(2,468,106)	(226,977)
Change in fair value of secured convertible note	168,100	—
Amortization of debt discount	600,836	1,780,851
Gain on settlement of litigation	—	(179,877)
Issuance of warrant derivative in connection with senior convertible note	8,034,007
Warrant derivative issued for secured convertible note payable issuance costs	1,302,629	—
Change in operating assets and liabilities:
Decrease in prepaid expenses	12,483	—
Increase (decrease) in accounts payable and accrued liabilities	8,138	239,665
Net cash used in operating activities	(129,569)	(139,203)

Cash flows from investing activities:
Investment in oil and gas properties	(27,784)	(185,622)
Net cash used in investing activities	(27,784)	(185,622)

Cash flows from financing activities:
Proceeds from debt and subordinated note payable	—	485,000
Repayment of notes payable	(150,000)	(10,000)
Proceeds from issuance of secured convertible notes payable	450,000	—
Net borrowings (repayments) on line-of-credit	77,418	(61,838)
Secured convertible note payable issuance costs	(231,428)	—
Net cash provided by financing activities	145,990	413,162

Net increase (decrease) in cash and cash equivalents	(11,363)	88,337

Cash and cash equivalents:
Beginning	13,664	74
End	$2,301	$88,411
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	—	—
Supplemental noncash disclosures:
Conversion of note payables and accrued interest to common stock	503,630	—
Conversion of line-of-credit to common stock	50,000	—
Discount from warrant derivative issued in connection with notes payable	126,677	580,056
Issuance of common stock purchase warrants for debt issuance costs	207,952	477,194
Issuance of common stock for extension of note payable	104,000	—
Transition of derivative liability to equity	329,849	—
Series B Preferred shares and related accrued dividends satisfied by issuance of common shares	—	1,681,749
Issuance of revenue sharing interest in Nicaragua Concession to note holder	—	482,369
Issuance of common stock in settlement of litigation	—	115,000
Preferred dividends accrued	—	25,527

See notes to unaudited financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Condensed Financial Statements (unaudited)

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

Nature of Operations

The Company is engaged in the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”) which contains a total of approximately 1.4 million acres. The Company sold its wholly-owned subsidiary Infinity Oil and Gas of Texas, Inc. in 2012 and its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc., was administratively dissolved in 2009.

The Company has been actively pursuing exploration and development of the Nicaraguan Concessions, which represents its principal asset and only exploration and development project. On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has been conducting activities to develop geological information from the processing and evaluation of newly acquired and existing 2-D seismic data that was acquired for the Nicaraguan Concessions. Infinity has been conducting activities to develop geological information from the processing and evaluation of newly acquired and existing 2-D seismic data that was acquired for the Nicaraguan Concessions. The Company has identified multiple sites for exploratory drilling and is planning the initial exploratory well on the Perlas Block in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company has to drill its initial exploratory well during 2016 or risk being in default and losing its rights under the Nicaraguan Concessions. The work plan on the Tyra block now requires the Company to shoot additional seismic prior to the commencement of exploratory drilling. The Company is negotiating with the Nicaraguan government to seek the waiver of the additional seismic mapping on the Tyra Block so that it can proceed with exploratory drilling. There can be no assurance whether it will be able to obtain such waiver of the requirement.

On May 7, 2015 the Company completed the private placement (the “Private Placement”) of a $12.0 million principal amount Senior Secured Convertible Note (the “Note”) and a Warrant to purchase 18,000,000 shares of the Company’s common stock (the “Warrant”) with an institutional investor (the “Investor”). At the closing, the Investor acquired the Note by paying $450,000 in cash and issuing a promissory note, secured by cash, with a principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid, the private placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. The Investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part.

The Investor must prepay the Investor Note, in whole or in part, upon the occurrence of one or more mandatory prepayment events. These include (i) the investor’s conversion of the Note into shares of common stock upon which the investor will be required to prepay the Investor Note, on a dollar-for-dollar basis, for each subsequent conversion of the Note and (ii) the Company’s delivering a mandatory prepayment notice to the investor after it has received governmental authorizations from the Nicaraguan authorities necessary to commence drilling on at least five sites within the Concessions, among other conditions.

The Note matures on the three-year anniversary of its issuance, bears interest at 8% per annum, and is convertible at any time at the option of the holder into shares of the Company’s common stock at $0.50 per share (the “Conversion Price”). As a part of the private placement, the Company issued a Warrant to the investor giving it the right to purchase up to an aggregate of 18,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Warrant is exercisable commencing six months from the date of issuance for a period of seven years from the date of issuance. The Note ranks senior to the Company’s existing and future indebtedness and is secured by all of the assets of the Company, excluding the Concessions.

In addition, the Company continues to seek offers from industry operators and other third parties for interests in the acreage in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement.

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

The Company has relied on raising debt and equity capital in recent years in order to fund its ongoing maintenance/expenditure obligations under the Nicaraguan Concession, for its day-to-day operations and its corporate overhead since it has generated no operating revenues or cash flows in recent history.

Currently, the Company is in technical default of the Nicaraguan Concession because it has not provided the required letters of credit to the Nicaraguan Government, which total $1,356,227 for the Perlas block and $278,450 for the Tyra block. In addition, the Company was delinquent in the payment of approximately $155,500 in annual maintenance payments required by the Nicaraguan Concession, but it made such payments in early May 2015. The Company is in negotiations with the Nicaraguan Government and its lenders to renew the letters of credit, although there is no assurance that it will be successful in that regard.

If the Company does not receive the funding anticipated under its Private Placement, it must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (3) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government (4) the payment of normal day-to-day operations and corporate overhead and (5) the payment of outstanding debt and other financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is actively seeking new outside sources of debt and equity capital in addition to the May 2015 Private Placement in order to fund the substantial needs enumerated above, however, there can be no assurance that we will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items . The fair values for the warrant derivatives as of June 30, 2015 and December 31, 2014 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

June 30, 2015	Level 1	Level 2	Level 3	Total
Liabilities:
Senior Secured Convertible Note payable	$—	$—	$618,100	$618,100
Derivative liabilities	—	—	7,135,145	7,135,145
	$—	$—	$7,753,245	$7,753,245

December 31, 2014	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$701,214	$701,214

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the three months ended June 30, 2015 and 2014.

Reclassifications

Certain amounts in the prior period were reclassified to conform with the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 – Senior Secured Convertible Note Payable

Senior Secured Convertible Note (the “Note) payable consists of the following at June 30, 2015 and May 7, 2015 (origination date):

	June 30, 2015	May 7, 2015 Origination date
Senior secured convertible note payable, at par value	$12,000,000	$12,000,000
Investor note-unfunded portion	(9,550,000)	(9,550,000)
Original issue discount	(2,000,000)	(2,000,000)
	450,000	450,000
Fair value adjustments	168,100	232,400
Secured convertible note payable, at fair value	618,100	682,400
Less: Current maturities	(105,000)	(90,000)

Secured convertible note payable, long-term	$513,400	$592,400

On May 7, 2015, the Company completed the Private Placement of a $12.0 million Note and Warrant to purchase 18,000,000 shares of the Company’s common stock, $0.0001 par value. The placement agent for the Company in the transaction will receive a fee of 6% of cash proceeds, or $600,000, if and when the Company receives the full cash proceeds. It received $27,000 of such amount at the closing. In addition, the placement agent was granted a warrant to purchase 2,400,000 shares of common stock at $0.50 per share, which warrant is immediately exercisable.

The Note and Warrant were issued pursuant to a Securities Purchase Agreement, dated May 7, 2015, by and between the Company and the Investor. The Private Placement was made pursuant to an exemption from registration under such Act. At the closing, the Investor acquired the Note by paying $450,000 in cash and issuing a secured promissory note, secured by cash, with an aggregate initial principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid without any offset or default, the Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company used the proceeds from this offering to retire certain outstanding obligations, including the 2015 area and training fees relating to its Nicaraguan Concessions, and to provide working capital.

The Company will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. An Investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part. The Investor Note is also subject to mandatory prepayment, in whole or in part, upon the occurrence of one or more of the following mandatory prepayment events:

(1) Mandatory Prepayment upon Conversion – At any time the Investor has converted more than $2.0 million principal amount of the Note, representing the original issue discount of the Note, the Investor will be required to prepay the Investor Note, on a dollar-for-dollar basis, for each subsequent conversion of the Note.

(2) Mandatory Prepayment upon Mandatory Prepayment Notices – The Company may require the Investor to prepay the Investor Note by delivering a mandatory prepayment notice to the Investor, subject to (i) the satisfaction of certain equity conditions, (ii) the Company’s receipt of all Governmental Authorizations, as defined in the Purchase Agreement, necessary to commence drilling on at least five Properties, also as defined in the Purchase Agreement, within the Nicaraguan Concessions, and (iii) the Company obtaining forbearance agreements from certain third parties to whom the Company owes obligations. Notwithstanding the foregoing, the Company may not request a mandatory prepayment if after giving effect to such proposed mandatory prepayment, the Company and its subsidiaries, on a consolidated basis, would hold more than $4.0 million in cash or if prepayment under the Investor Note for the preceding sixty calendar day period would exceed $2.0 million.

The Investor Note also contains certain offset rights, which if executed, would reduce the amount outstanding under the Note and the Investor Note and the cash proceeds received by the Company.

Description of the Note

The Note ranks senior to the Company’s existing and future indebtedness and is secured by all of the assets of the Company, excluding the Nicaraguan Concessions, and to the extent and as provided in the related security documents.

The Note is convertible at any time at the option of the holder into shares of the Company’s common stock at $0.50 per share (the “Conversion Price”). The Note matures on the three-year anniversary of the issuance date thereof. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the Conversion Price then in effect, the then current Conversion Price will be decreased to equal such lower price. The foregoing adjustments to the Conversion Price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

On the first business day of each month beginning on the earlier of the (i) effectiveness of a registration statement the Company files to register the shares of common stock issuable upon conversion of the Note or exercise of the Warrant, as defined below, or (ii) sixth month following the date of the Note through and including the maturity date (the “Installment Dates”), the Company will pay to the Note holder an amount equal to (i) one-thirtieth (1/30th) of the original principal amount of the Note (or the principal outstanding on the Installment Date, if less) plus (ii) the accrued and unpaid interest with respect to such principal plus (iii) the accrued and unpaid late charges (if any) with respect to such principal and interest. The Investor has the ability to defer or accelerate such monthly payments in its sole discretion.

Prior to the maturity date, the Note will bear interest at 8% per annum (or 18% per annum during an event of default) with interest payable in cash or in shares of Common Stock monthly in arrears on the first business day of each calendar month following the issuance date.

Each monthly payment may be made in cash, in shares of the Company’s common stock, or in a combination of cash and shares of its common stock. The Company’s ability to make such payments with shares of its common stock will be subject to various equity conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Note and the Warrant, as defined below, for sale without restriction under Rule 144 and without the need for the Company to remain current with its public filing obligations) and certain minimum trading price and trading volume. Such shares will be valued, as of the date on which notice is given by the Company that payment will be made in shares, at the lower of (1) the then applicable Conversion Price and (2) a price that is 80.0% of the arithmetic average of the three lowest weighted average prices of the Company’s common stock during the twenty-trading day period ending two trading days before the applicable determination date (the “Measurement Period”). If the Company elects to pay such monthly payment in shares of the Company’s stock it is required to pre-deliver shares of the Company’s common stock and is required to deliver additional shares, if any, to a true-up such number of shares to the number of shares required to be delivered on the applicable Installment Date pursuant to the calculation above.

At any time after the issuance date, the Company will have the right to redeem all or any portion of the outstanding principal balance of the Note plus all accrued but unpaid interest and any other charges at a price equal to 125% of such amount provided that (i) the arithmetic average of the closing sale price of the common stock for any twenty (20) consecutive Trading Days equals or exceeds 200% of the Conversion Price and (ii) among other conditions, there is an effective registration statement covering the resale of the shares issued in payment or, in the alternative, the eligibility of the shares issuable pursuant to the Note and the Warrant for sale without restriction under Rule 144 and without the need for the Company to remain current with its public filing obligations. The Investor has the right to convert any or all of the amount to be redeemed into common stock prior to redemption.

Upon the occurrence of an event of default under the Note, the Investor may, so long as the event of default is continuing, require the Company to redeem all or a portion of its Note. Each portion of the Note subject to such redemption must be redeemed by the Company, in cash, at a price equal to the greater of (1) 125% of the amount being redeemed, including principal, accrued and unpaid interest, and accrued and unpaid late charges, and (2) the product of (I) the amount being redeemed and (II) the quotient determined by dividing (A) the greatest closing sale price of the shares of common stock during the period beginning on the date immediately preceding the event of default and ending on the date the holder delivers a redemption notice to the Company, by (B) the lowest Conversion Price in effect during such period.

Subject to certain conditions, the Investor may also require the Company to redeem all or a portion of its Note in connection with a transaction that results in a Change of Control, as defined in the Note. The Company must redeem each portion of the Note subject to such redemption in cash at a price equal to the greater of (1) 125% of the amount being redeemed (including principal, accrued and unpaid interest, and accrued and unpaid late charges), and (2) the product of (I) the amount being redeemed and (II) the quotient determined by dividing (A) the greatest closing sale price of the shares of common stock during the period beginning on the date immediately preceding the earlier to occur of (i) the consummation of the Change of Control and (ii) the public announcement of such Change of Control and ending on the date the holder delivers a redemption notice to the Company, by (B) the lowest Conversion Price in effect during such period.

Description of the Warrant.

As a part of the Private Placement, the Company issued a Warrant to the Investor giving it the right to purchase up to an aggregate of 18,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Warrant is exercisable commencing six months from the date of issuance and the exercise prices for the Warrant is subject to adjustment for certain events, such as stock splits and stock dividends. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the exercise price then in effect, the exercise price of the Warrant will be decreased to equal such lesser price. Upon each such adjustment, the number of the shares of the Company’s common stock issuable upon exercise of the Warrant will increase proportionately. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Warrant will expire on the seventh (7th) anniversary of the date of issuance.

9.99% Restriction on Conversion of Note and Exercise of Warrant

The Investor has no right to convert the Note or exercise the Warrant to the extent that such conversion or exercise would result in the Investor being the beneficial owner in excess of 9.99% of the Company’s common stock. The Company is required to hold a meeting of its shareholders to approve increase the number of its authorized shares to meet its obligations under the Purchase Agreement to have reserved 200% of the shares issuable upon conversion of the Note and exercise of the Warrant. The Company has provided notice to its shareholders whereby it will hold its Annual Meeting of Shareholders on or about September 25, 2015 and thereby satisfy this requirement.

Registration Rights Agreement

In connection with the Private Placement, the Company and the Investor entered into a Registration Rights Agreement under which the Company is required, on or before 45 days after the closing of the Private Placement, to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of 130% of the shares of the Company’s common stock issuable pursuant to the Note and Warrant and to use its best efforts to have the registration declared effective as soon as practicable. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement. The Company filed the required registration Statement on Form S-1 on June 19, 2015 and is attempting to manage the process whereby it will be able to request the Securities and Exchange Commission to accelerate its effectiveness and thereby satisfy this requirement.

Participation Rights

If, during the period beginning on the closing date and ending on the four (4) year anniversary of the closing date, the Company offers, sells, grants any option to purchase, or otherwise disposes of any of its or its subsidiaries’ equity or equity equivalent securities (a “Subsequent Placement”), the Investor will have the right to participate for 50% of any such future Subsequent Placement.

Description of the Financial Accounting and Reporting

The Company elected to account for the Note on its fair value basis, therefore, the fair value of the Note, including its embedded conversion feature, were estimated together utilizing a binomial lattice model on its origination date and at June 30, 2015. Such assumptions included the following:

	Upon Issuance	As of June 30, 2015

Volatility – range	102.6%	102.6%
Risk-free rate	1.00%	1.00%
Contractual term	3.0 years	2.85 years
Conversion price	$0.50	$0.50
Par value of note	$540,000	$540,000

Based upon the Company’s election to account for the Note at fair value all related debt issuance expenses which totaled $1,302,629 (including $1,071,201 representing the value of the warrant issued to placement agent and $231,428 of other fees and expenses) was charged to non-operating expenses in May 2015. The Company received $450,000 of proceeds at the date of issuance and the fair market value of the secured convertible note was estimated to be $682,400 as of the issuance date and $618,100 at June 30, 2015. The net $168,100 change in fair market value of the note is included in change in fair value of secured notes payable in the accompanying statement of operations for the three and six months ended June 30, 2015.

The Warrant issued to purchase 18,000,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Accordingly, the Company has estimated the fair value of the warrant derivative as of the issuance date of the secured convertible note was issued at $8,034,007 which has been charged to non-operating expense for the three and six months ended June 30, 2015. Changes in the fair value of the warrant derivative liabilities totaled $1,951,393 through June 30, 2015, which is included in changes in derivative fair value in the accompanying statement of operations for the three and six months ended June 30, 2015.

The warrant issued to purchase 2,400,000 shares issued as part of the placement fee in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Accordingly, the Company has estimated the fair value of the warrant derivative as of the issuance date at $1,071,201 which is included in Note issuance costs for the three and six months ended June 30, 2015. Changes in the fair value of the warrant derivative liability totaled $260,186 through June 30, 2015, which is included in changes in derivative fair value in the accompanying statement of operations for the three and six months ended June 30, 2015.

Note 3 – Debt

Debt consists of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Line-of-credit with related party	$61,225	$33,807
Notes payable, short term:
Note payable, net of unamortized discount of $145,391 and $41,011, of June 30, 2015 and December 31, 2014	$854,609	$1,008,989
Note payable, net of unamortized discount of $-0- and $822, as of June 30, 2015 and December 31, 2014, respectively	—	24,178
Note payable, net of unamortized discount of $-0- and $27,712, as of June 30, 2015 and December 31, 2014, respectively	—	72,288
Notes payable, net of unamortized discount of $-0- and $175,248, as of June 30, 2015 and December 31, 2014, respectively	—	124,752
Notes payable, net of unamortized discount of $-0- and $39,452, as of June 30, 2015 and December 31, 2014, respectively	—	110,548
Total notes payable, short-term	$854,609	$1,340,755

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 that provides it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $75,000 at June 30, 2015 with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity in January 2014, April 2014, February 2015 and May 2015. Its current maturity date is May 28, 2015. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 450,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants were immediately exercisable and expired on various dates from September 23, 2018 to October 23, 2019 (as amended). The parties agreed as a condition to the renewal of the facility in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company estimated the fair value of the warrants at $60,290 as of the original grant date in 2013, which amount was recorded as debt issuance costs and amortized to expense over the term of the line-of-credit. The Company estimated the fair value of the new warrants exercisable to purchase 400,000 shares issued to extend the facility during 2014 and the increased value of the amended warrants to be $603,966, which has been recorded as additional debt issuance costs and amortized to expense over the extended term of the facility.

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

On March 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which increased the maximum amount from $50,000 to $100,000. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share, which warrants were immediately exercisable and expire on March 26, 2020. The parties agreed as a condition to the amendment of the facility on March 26, 2015 that the line-of-credit will become convertible to common stock at an exchange rate of $0.50 per share. The total value of the 100,000 newly issued warrants totaled $30,288, which is being amortized over the extension period.

On May 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which decreased the maximum amount from $100,000 to $75,000 and extended its maturity date to August 28, 2015. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share, which warrants were immediately exercisable and expire on May 26, 2020. The parties agreed as a condition to the amendment of the facility on May 26, 2015 that the line-of-credit will be convertible to common stock at an exchange rate of $0.50 per share. The total value of the 100,000 newly issued warrants totaled $35,652, which is being amortized over the extension period.

During the three months ended June 30, 2015 and 2014, a total of $59,250 and $112,243 of debt issuance costs were amortized (including amounts immediately expensed) to interest expense. During the six months ended June 30, 2015 and 2014, a total of $145,990 and $477,695 of debt issuance costs were amortized (including amounts immediately expensed) to interest expense and the remaining unamortized balance was $22,863 as of June 30, 2015.

Effective March 31, 2015, the lender exercised its right to convert a portion of the outstanding line-of-credit principal balances totaling $50,000 into 100,000 shares of common stock at a price of $0.50 per share.

Note Payable – Short-term

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “December 2013 Note”) with an original maturity date of March 12, 2014. The Company and the lender agreed to extend the maturity date of the Note to dates in May and December 2014, to April 7, 2015. Effective April 7, 2015 the Company and the lender agreed to further extend the maturity date of the Note from April 7, 2015 to the earlier of (i) April 7, 2016 or (ii) the payment in full of the Investor Note (the “New Maturity Date”).

In connection with one of the extensions of the Note, the Company agreed to enter into a definitive revenue sharing agreement with the lender to grant the lender under the revenue sharing agreement an irrevocable right to receive a monthly payment equal to one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire in the future. This percent increased to one percent (1%) when the Company did not pay the Note in full by August 7, 2014. Therefore, the revenue sharing agreement is fixed at one percent (1%). The value of the one percent (1.0%) definitive revenue sharing agreement granted to the lender as consideration for the extension of the maturity date to December 7, 2014 was estimated to be $964,738. Such amount has been reflected as a reduction of oil and gas properties and as a discount on the renewed note payable and amortized ratably over the extended term of the note.

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

The discount recorded as of the December 27, 2013 origination date of the note and the as a result of the amendments to the Note terms and extensions of the maturity date has been amortized ratably over the term and extended terms of the note. Discount amortization expense aggregated $30,284 and $285,472 for the three months ended June 30, 2015 and 2014, respectively. Discount amortization expense aggregated $68,336 and $1,086,026 for the six months ended June 30, 2015 and 2014, respectively and the remaining unamortized discount was $145,391 and $41,011 as of June 30, 2015 and December 31, 2014, respectively.

Other than the Note described above, during the six months ended June 30, 2015 the Company had short-term notes outstanding with entities or individuals as follows:

●	On January 7, 2014 the Company borrowed a total of $25,000 from an individual under a convertible note with a conversion price of $1.50 per share. The term of the note was for one year and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 25,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not paid in full by its maturity date, the conversion price of the note and exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price require that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $37,323 as discounts on note payable and as a derivative liability in the same amount, as of the date of the note. On January 7, 2015, the Company and the holder agreed to extend the maturity date of the note to February 28, 2015 and in consideration the Company granted it an additional 25,000 warrants with an exercise price of $0.50 per share with a January 7, 2020 expiration date. The parties agreed as a condition to the renewal of the facility in January 2015 that all previously issued warrants to the lender totaling 150,000 shares would be extended to a five-year term and the exercise price reduced to $0.50 per share. The value of the newly issued warrants and the increased value of the amended warrants totaled $57,961 which was amortized over the extension terms. Interest expense for the three months ended June 30, 2015 and 2014 includes discount amortization in the amount of $-0- and $6,164, respectively. Interest expense for the six months ended June 30, 2015 and 2014 includes discount amortization in the amount of $32,961 and $24,172, and as of June 30, 2015 and December 31, 2014, the remaining unamortized discount was $-0- and $822, respectively.

On February 28, 2015, the holder exercised its right to convert the full principal balance of $25,000 and accrued interest totaling $2,285 into 54,570 shares of common stock at a price of $0.50 per share. The Company paid the holder a fee of $2,729 in connection with the conversion of the note into common stock.

●	On March 31, 2014 the Company borrowed a total of $100,000 from an entity under a convertible note with a conversion price of $1.50 per share. The term of the note was for a period of 180 days and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase of 100,000 shares of common stock at $1.50 per share for a term of five years from the date of the note. On September 30, 2014, the parties agreed to extend the maturity date of the note to February 28, 2015, for which the Company granted an additional warrant exercisable to purchase 100,000 shares of common stock at an exercise price of $1.00 per share for a five-year term and reduced the exercise price of the previously issued warrants to $1.00 per share. The terms of the note and warrant provide that if the note and interest are not be paid in full by its maturity date, the conversion price of the note and the exercise price of the warrant automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that the conversion feature and warrants be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $143,502 as a discount on note payable and as a derivative liability in the same amount, on the origination date of the note. In addition, the fair value of the new warrants issued and changes to previously issued warrants at the date of the extension was estimated at $70,924, which was also recorded as a discount on the note and a derivative liability. The Company amortized the discount to interest ratably over the term of the note. Interest expense for the three months ended June 30, 2015 and 2014, respectively, includes discount amortization in the amount of $-0- and $43,502, respectively. The Company amortized the discount to interest ratably over the term of the note. Interest expense for the three months ended June 30, 2015 and 2014, respectively, includes discount amortization in the amount of $27,712 and $93,229, respectively and as of June 30, 2015 and December 31, 2014, the remaining unamortized discount was $-0- and $27,712.

On February 28, 2015, the holder exercised its right to convert the full principal balance of $100,000 and accrued interest totaling $9,260 into 218,520 shares of common stock at a price of $0.50 per share. The parties agreed as a condition to the conversion in February 2015 that all previously issued warrants to the lender totaling 200,000 shares would be extended to a five-year term and the exercise price be reduced to $0.50 per share. The value of the warrant derivative was increased to the estimated value of $55,942 representing the amended terms of the previously issued warrants. The Company paid the holder a fee of $10,926 in connection with the conversion of the note into common stock.

●	On April 4, 2014 and June 7, 2014 it borrowed a total of $250,000 from an entity under two convertible notes payable with a conversion price of $1.50 per share. The original terms of the April 4, 2014 and June 7, 2014 notes were for a period of 180 days and bore interest at 8% per annum. On November 19, 2014 it borrowed an additional $50,000 and renewed the previously notes to mature on February 28, 2015 and bearing interest at 8% per annum. In connection with the loans the Company issued the entity a warrant excisable to purchase 250,000 shares of common stock at $1.50 per share for a term of five years from the date of the notes. On November 19, 2014, the Company granted an additional 350,000 warrants with an exercise price of $1.00 per share and a five-year term and reduced the existing 250,000 warrants exercise price to $1.00 per share. The terms of the notes and warrants provide that if the notes and interest are not be paid in full by their respective maturity dates, the conversion price of the notes and the exercise price of the warrants automatically reduce to $0.50 per share. The ratchet provision contained in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $278,585 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective notes. In addition, the fair value of the new warrants issued and changes to previously issued warrants at the date of the extension was estimated at $436,366 which was also recorded as a discount on the note and a derivative liability. The Company amortized the discount to interest ratably over the term of the note. Interest expense for the three months ended June 30, 2015 and 2014 includes discount amortization in the amount of $175,248 and $99,633, respectively. Interest expense for the six months ended June 30, 2015 and 2014 includes discount amortization in the amount of $175,248 and $99,633, respectively and as of June 30, 2015, and December 31, 2014, the remaining unamortized discount was $-0- and $175,248, respectively.

On February 28, 2015, the holder exercised its right to convert the partial principal balance of $200,000 and accrued interest totaling $17,085 into 317,490 shares of common stock at an exchange rate of $0.50 per share. The parties agreed that the remaining $100,000 principal balance will be paid in cash upon the Company closing on a new outside financing transaction which occurred in May 2015. The parties agreed as a condition to the conversion and the repayment of the $100,000 remaining principal balance on the note in February 2015 that all previously issued warrants to the lender totaling 600,000 shares would be extended to a five-year term and the exercise price be reduced to $0.50 per share. The value of the warrant derivative was increased to the estimated value of $152,751 representing the amended terms of the previously issued warrants. The Company paid the holder a fee of $21,709 in connection with the conversion of the note into common stock.

●	On April 14, 2014 it borrowed a total of $100,000 from an entity under a convertible note payable with the conversion rate of $1.50 per share. The term of the note was for a period of 180 days and bore interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 100,000 shares of common stock at $1.50 per share for a period of five years from the date of the note. On October 2, 2014 it borrowed an additional $50,000 from this entity under a convertible notes payable with the conversion rate of $1.00 per share and extended the term of the original note payable to a maturity date of February 28, 2015. In connection with the issuance of the $50,000 note and the extension of the $100,000 note the Company issued 150,000 new warrants to acquire common stock at $1.00 per share for a term of five years and the reduction in exercise price of the original 100,000 warrants from $1.50 per share to $1.00 per share. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the conversion price of the note and exercise price of the warrants automatically reduce to $0.50 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $200,120 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective notes and the subsequent extension. Interest expense for the three months ended June 30, 2015 and 2014 includes discount amortization in the amount of $-0- and $47,597, respectively. Interest expense for the six months ended June 30, 2015 and 2014 includes discount amortization in the amount of $39,452 and $47,597, respectively and as of June 30, 2015 and December 31, 2014, the remaining unamortized discount was $-0- and $39,452, respectively.

On February 28, 2015, the holder exercised its right to convert the full principal balance of $150,000 into 300,000 shares of common stock at a price of $0.50 per share. The parties agreed as a condition to the conversion in February 2015 that all previously issued warrants to the lender totaling 350,000 shares would be extended to a five-year term and the exercise price be reduced to $0.50 per share. The value of the warrant derivative was increased to the estimated value of $71,268 representing the amended terms of the previously issued warrants. The Company paid the holder a fee of $15,000 in connection with the conversion of the note into common stock.

Note 4 – Common Stock

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

On May 8, 2015, the Company issued a lender 200,000 shares of restricted common stock valued at $104,000 (based on closing market price on the date of issuance) in connection with the extension of the maturity date of a note payable (See Note 3). The Company recorded the issuance of the common stock at its fair value with a corresponding increase in discount on the note to be amortized over the extended terms of the note.

During 2014, the Company issued a total of 100,000 shares of common stock to an individual to settle outstanding litigation (See Note 9). The Company recorded the issuance of the 100,000 shares based upon the closing market price on the date of issuance and a corresponding credit to common stock and additional paid-in capital of $115,000.

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 470,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 475,000 shares of the Company’s common stock are reserved for issuance under the 2005 Plan. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2005 and 2006 Plans. As of June 30, 2015, 136,500 shares were available for future grants under all plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the six months ended June 30, 2015.

The following table summarizes stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,204,500	$3.89	6.3 years	$90,335
Granted	—	—
Exercised	—	—
Forfeited	(30,000)	8.50
Outstanding at June 30, 2015	4,174,500	$3.86	5.8 years	$46,725
Outstanding and exercisable at June 30, 2015	3,854,500	$3.93	5.6 years	$46,725

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $42,612 and $202,005 during the three months ended June 30, 2015 and 2014, respectively and $100,971 and $761,967 during the six months ended June 30, 2015 and 2014, respectively.

The unrecognized compensation cost as of June 30, 2015 related to the unvested stock options as of that date was $98,773, which will be amortized over the next seven months.

Note 6 – Derivative Instruments

Derivatives – Warrants Issued Relative to Note Payables

The estimated fair value of the Company’s derivative liabilities, all of which are related to the detachable warrants issued in connection with various notes payable and the secured convertible note, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the note payable and warrant agreement terms (Note 2 and 3) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). The detachable warrants issued in connection with the secured convertible note contains ratchet and anti-dilution provisions that remain in effect during the term of the warrant while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished. When the note payable containing such ratchet and anti-dilution provisions is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date. The derivative liability associated with the warrants issued in connection with the secured convertible note payable will remain effect until such time as the underlying warrant is exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.

On May 7, 2015, the Company completed a Private Placement of a $12.0 million principal amount Note and Warrant to purchase 18,000,000 shares of the Company’s common stock, $0.0001 par value. The detachable Warrant to purchase 18,000,000 shares of common stock is treated as a derivative liability in the accompanying financial statements at its estimated fair value. In addition, the placement agent for the Private Placement was granted a warrant to purchase 2,400,000 shares of common stock which is also treated as a derivative liability. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities at the issue date and as of June 30, 2015 is as follows:

	Upon Issuance	As of June 30, 2015

Volatility – range	119.2%	104.6%
Risk-free rate	1.92%	2.06
Contractual term	7.0 years	6.85 years
Exercise price	$0.50	$0.50
Number of warrants in aggregate	20,400,000	20,400,000

Based on such assumptions the estimated fair value of the Warrant issued in connection with the Note aggregated $8,034,007 as of the date of issuance which has been recorded as a non-operating expense in the three and six months ended June 30, 2015. The estimated fair value of the placement agent warrant issued in connection with the secured convertible note totaled $1,071,201which was expensed as a secured convertible note issuance cost in the three and six months ended June 30, 2015. In addition, the change in the estimated value of both warrants from their origination to June 30, 2015 represented a decrease of $2,211,578 which has been included in non-operating expenses together with other changes in derivative fair value of the other warrants described below.

Other notes payable with a total principal balance of $475,000 were extinguished during the six months ended June 30, 2015. A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of the date of the transition from liability to equity during the six months ended June 30, 2015 is as follows:

	Upon Issuance	As of date of transition to equity	As of June 30, 2015

Volatility – range	104%	104%	102%
Contractual term	5.0 years	5.0 years	3.1 years
Exercise price	$0.50	$0.50	$0.50
Number of warrants in aggregate	25,000	1,325,000	1,000,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2014	$701,214
Warrants issued in connection with the secured convertible note (expensed at issuance date)-Note 2	8,034,007
Warrants issued for the secured convertible note placement fee (expensed at issuance date)-Note 2	1,071,201
Warrants issued to originate or extend notes payable (recorded as discount on note payable) -Note 3	126,678
Unrealized derivative gains included in other expense	(2,468,106)
Transition of derivative liability to equity-Note 3	(329,849)

Balance at June 30, 2015	$7,135,145

Note 7 – Warrants

The following table summarizes warrant activity for the six months ended June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2014	3,662,710	$1.59
Issued in conjunction with secured convertible note payable (Note 2)	18,000,000	0.50
Issued for secured convertible note payable placement fee (Note 2)	2,400,000	0.50
Issued in conjunction with notes payable (Note 3)	25,000	0.50
Issued in conjunction with line-of-credit (Note 3)	300,000	0.50
Exercised	—	—

Outstanding and exercisable at June 30, 2015	24,387,710	$0.54

The weighted average term of all outstanding common stock purchase warrants was 6.4 years as of June 30, 2015. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of June 30, 2015.

Note 8 – Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of June 30, 2015 and December 31, 2014, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred during the six months ended June 30, 2015 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Six months ended June 30, 2015
Property acquisition costs:
Proved	$-
Unproved
Total property acquisition costs	-
Development costs	-
Exploration costs	27,784
Total costs	$27,784

Exploration costs during the six months ended June 30, 2015 primarily related to area concession fees to be paid to the Nicaraguan Government for 2015.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion and amortization are as follows:

	June 30, 2015	December 31, 2014

Proved oil and gas properties	$-	$-
Unproved oil and gas properties	10,620,620	10,592,836
Total	10,620,620	10,592,836
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 3)	(964,738)	(964,738)
Less accumulated depreciation, depletion and amortization	-	-

Net capitalized costs	$9,655,882	$9,628,098

Costs Not Being Amortized

Oil and gas property costs not being amortized at June 30, 2015, by year that the costs were incurred, are as follows:

Year Ended December 31,
2015 (through June 30, 2015)	$27,784
2014	115,622
2013	6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$10,620,620

The above unevaluated costs relate to the Company’s approximate 1,400,000 acre Nicaraguan Concessions.

The Company anticipates that these unproved costs in the table above will be reclassified to proved costs within the next five years.

Note 9 – Commitments and Contingencies

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

Nicaraguan Concessions

The final approval of the EIA by the Nicaraguan government of our environmental impact study on April 13, 2013, began Sub-Period 2 for both the Tyra and Perlas Blocks as defined in the Nicaraguan Concessions. The Company believes it has satisfied the acquisition, processing and interpretation of seismic data required for Sub-Period 2 for both the Perlas and Tyra Blocks. Therefore, we are now in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of June 30, 2015. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company is in process of identifying at least one potential drilling site on the Perlas Block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires the Company to shoot additional seismic which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is currently negotiating with the Nicaraguan government to obtain a waiver of the additional seismic mapping requirement on the Tyra Block because we do not believe it will be effective in providing additional information due to the water depth and other factors so that it can proceed with exploratory drilling. There can be no assurance whether it will be able to obtain such waiver of the requirement.

In accordance with the Concession agreements, we are required to provide the Ministry of Energy with letters of credit in the amounts of $1,356,227 for Perlas and $1,818,667 for Tyra, but have not done so. We made all required expenditures related to the Nicaraguan Concessions for the training fees, area fees and other expenditures and as “area fees,” for Tyra and Perlas for the years 2010 through May 2015, but will be required to pay such additional fees for the 2015/2016 period in March 2016 of approximately $155,000.

We are negotiating the renewal and/or adjustment of the required letters of credit with the Nicaraguan Government. We plan to prepare the necessary information to submit the supplemental EIA in order to obtain the necessary authorizations to drill up to five locations in the Concessions. There can be no assurance that we will be successful any of the foregoing regards. Except for the foregoing items, we believe we are in full compliance with the terms of the Nicaraguan Concessions agreements.

The Nicaraguan Government has yet to provide a waiver for the Tyra Block or grant the drilling permit on the Perlas Block. However assuming that it does provide the waiver and grant the drilling permit Infinity will be required to drill at least one exploratory well on the Perlas Block within one-year (estimated to be prior to May 2016). The minimum cash requirements to maintain and comply with the minimum work program as defined in the Nicaraguan Concessions for the next twelve month period will be approximately $5,500,000 for the Perlas Block, which includes all costs to prepare for and drill the initial exploratory well, and $280,000 for the Tyra Block (assuming the waiver is granted). In addition to the minimum cash requirements related to the Nicaraguan Concessions, the Company estimates that it will require approximately $330,000 of working capital to maintain corporate operations for the next 12 months, but not including approximately $1,000,000 principal amount of short-term promissory notes due in April 2016, plus accrued interest, and other obligations owed to third parties.

The following charts set forth the minimum work programs required under for the Perlas and Tyra blocks comprising our Concessions in order for us to retain the Concessions.

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period1	2	- Environmental Impact Study - Acquisition & interpretation of 333km of new 2D seismic - Acquisition, processing & interpretation of 667km of new 2D seismic (or equivalent in 3D)	26km2	$443,100
Sub-Period 2 Optional	1	- Acquisition, processing & interpretation of 200km2 of 3D seismic	53km2	$1,356,227
Sub-Period 3 Optional	1	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is Shallower	80km2	$10,220,168
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,397,335

Minimum Work Program - Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments
Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period1	1.5	- Environmental Impact Study - Acquisition & interpretation of 667km of existing 2D seismic - Acquisition of 667km of new 2D seismic (or equivalent in 3D)	26km2	$408,450
Sub-Period 2 Optional	0.5	- Processing & interpretation of the 667km 2D seismic (or equivalent in 3D) acquired in the previous sub-period	40km2	$278,450
Sub-Period 3 Optional	2	- Acquisition, processing & interpretation of 250km2 of new 3D seismic	160km2	$1,818,667
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,418,667

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block
Area Fee	Years 1-3	$0.05/hectare
	Years 4-7	$0.10/hectare
	Years 8 & forward	$0.15/hectare
Royalties	Recovery Factor 0 – 1.5	Percentage 5%
	1.5 – 3.0	10%
	>3.0	15%

Natural Gas Royalties	Market value at production	5%
Corporate Tax	Rate no higher than 30%
Social Contribution	3% of the net profit (1.5% for each autonomous region)
Investment Protection	ICSID arbitration OPIC insurance

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

In connection with the extension of the December 2013 Note with a $1,050,000 principal balance issued in December 2013, the Company entered into a Revenue Sharing Agreement in May 2014. Infinity assigned to the note holder a monthly payment equal to the revenue derived from one percent (1%) of 8/8ths of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire in the future. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions, and does not create any rights in the Nicaraguan Concessions for officers and directors.

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas have been disposed of as of June 30, 2015; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of June 30, 2015 and December 31, 2014 is sufficient to cover any potential noncompliance liabilities relative to the to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years.

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

•	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Company’s offshore Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013 and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

•	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter dated August 15, 2014 of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or around June 19, 2014 under which it would issue 28,000 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputes the Company’s contentions and has submitted the dispute to binding arbitration. The Company has accrued $49,000 in accounts payable as of March 31, 2015 and December 31, 2014, which management believes is sufficient to provide for the ultimate resolution of this dispute.

•	Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 100,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000, resulting in a gain of $179,878 which was recorded in the statement of operations for the six months ended June 30, 2014.

Note 10 – Related Party Transactions

The Company currently does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and other administrative fees. For the years ended December 31, 2014 and 2013, the Company was billed $0 for such services. The amount due to the CFO’s firm for services provided was $767,407 at June 30, 2015 and December 31, 2014, and is included in accrued liabilities at both dates.

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

The Company entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds used to maintain the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Off-Shore and the conversion of the Series B redeemable convertible preferred stock to common stock effective February 28, 2014. The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for general corporate purposes. In the February 2014 transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock for 375,400 shares of common stock. Each share of Series B preferred had a liquidation and par value of $100. The Company also issued Offshore an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 shares of common stock valued at $4.00 per share for a total of $1,681,792, which has been reflected as common stock and additional paid in capital during the six months ended June 30, 2014.

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

As of June 30, 2015 and December 31, 2014, the Company had accrued compensation to its officers and directors of $1,305,208 and $1,187,208, respectively.

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

On May 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which decreased the maximum amount from $100,000 to $75,000. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share, which warrants were immediately exercisable and expire on May 26, 2020. The parties agreed as a condition to the amendment of the facility on May 26, 2015 that the line-of-credit will be convertible to common stock at an exchange rate of $0.50 per share. The total value of the 100,000 newly issued warrants totaled $35,652 which is being amortized over the extension period.

On March 7, 2014 the Company borrowed $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full during April 2014.

Note 11 – Subsequent Events

Subsequent to June 30, 2015, the Company has issued a total of two new promissory notes for total cash proceeds of $85,000. The promissory notes have maturity dates during October 2015. The Company granted new warrants to purchase a total of 85,000 common shares of stock at an exercise price of $0.56 per share, all of which are immediately exercisable and terminate five years from the date of issuance.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have substantial obligations to a number of third parties, including our December 2013 in the original principal amount of $1,050,000 due in April 2016 and the $12.0 million Convertible Note due May 2018, which begins amortizing in November 2015, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions, including compliance with the letter of credit and other requirements of the Nicaraguan Concessions, and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct required seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders, including Amegy Bank, NA; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxii) possible issuance of common stock subject to the Series B Preferred, options and warrants may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; and (xxix) whether we will be able to find an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions.

The following information should be read in conjunction with the Unaudited Financial Statements and Notes presented elsewhere in this quarterly report on Form 10-Q.

2015 Operational and Financial Objectives

Corporate Activities

The Company holds a 100% working interest in any hydrocarbon deposits found under the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. The final approval of the EIA by the Nicaraguan government of our environment impact study on April 13, 2013, began Sub-Period 2 for both the Tyra and Perlas Blocks as defined in the Nicaraguan Concessions. The Company believes it has satisfied the acquisition, processing and interpertation of Seismic data required in Sub-Period 2 for both the Perlas and Tyra Blocks. Therefore, it is now in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of June 30, 2015. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company is in process of identifying at least one potential drilling site on the Perlas block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires the Company to shoot additional seismic which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is negotiating with the Nicaraguan government to seek a waiver of the additional seismic mapping on the Tyra Block so that it can proceed with exploratory drilling. There can be no assurance whether it will be able to obtain such waiver of the requirement.

During late December 2013, we completed the 2-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at that point. We believe that the newly acquired 2-D seismic data, together with the previously acquired reprocessed 2-D seismic, has helped us to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable hydrocarbons (principally oil) in place. In addition, the new 2-D seismic acquired in 2013 provided our first geological information regarding the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise older 2-D seismic mapping. We have identified multiple promising sites on the Perlas Block for exploratory drilling and is planning the drilling of initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves. We believe that we have performed all work necessary as of June 30, 2015 to proceed to Sub-Period 3 for the Perlas Block as defined in the Nicaraguan Concessions, which requires the drilling of at least one exploratory well on the Perlas concession within the following one-year period. We must first prepare and submit a supplemental EIA to the Nicaraguan government before the drilling permit can be issued on the Perlas Block.

The Nicaraguan Government has yet to receive the EIA supplement and issue the drilling permit; however, assuming that it does accept the supplemental EIA and grant the drilling permit, We will be required to drill at least one exploratory well on the Perlas Block within one-year (estimated to be prior to May 2016) or risk being in default and losing its rights under the Nicaraguan Concessions.

The Company is in technical default of the Nicaraguan Concession because it has not provided the required letters of credit to the Nicaraguan Government. In accordance with the Nicaraguan Concession agreements, the Company had previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company had also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. The Company is currently negotiating the renewal and increase of the required letters of credit which total $1,356,227 for the Perlas block and $278,450 for the Tyra block with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in the regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, except for the renewal of the expired letters of credit.

The Company must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (3) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government (4) the payment of normal day-to-day operations and corporate overhead and (5) payment of outstanding debt and financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company completed a Private Placement in May 2015 in an effort to obtain its required capital. See Note 2 to the Financial Statements.

We are also seeking offers from industry operators and other third parties for interests in the acreage in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. Accordingly, we intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any, and net proceeds from the sales of assets.

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

For the Three Months Ended June 30, 2015 and 2014

Results of Operations

Overview

Infinity incurred a net loss applicable to common shareholders of $7,587,600, or $0.28 per share, for the three months ended June 30, 2015 compared to a net loss applicable to common shareholders of $625,070, or $0.02 per share, for the three months ended June 30, 2014. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, which eliminated the 6% cumulative dividend accrued in the three months ended June 30, 2015 and 2014. The increase in losses was primarily the result of non-operating expenses incurred as a result of the issuance of the Note on May 7, 2015 and the related Warrants to purchase common stock, which were treated as derivative liabilities.

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

Stock-based compensation

Stock-based compensation expenses of $42,612 for the three months ended June 30, 2015 decreased 79% from those in 2014, which were $202,005. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers in previous years. The Company has not granted any stock options during 2015. The significant decrease in stock-based compensation expense during 2015 compared to 2014 is attributable to the full vesting of the November 2012 stock option grant in November 2014, which eliminated the related amortization during the three months ended June 30, 2015 and lower market price of the Company’s common stock compared to the $3.00 per share exercise price on the date of the most recent stock option grant in January 2014, which is being amortized over two years. The significant decrease in the market price the common stock compared to the $3.00 per share exercise price resulted in substantially less grant date fair value of the January 2014 option grant that deceased the overall amount amortized in the three months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses of $122,310 for the three months ended June 30, 2015 decreased $77,999, or 39% from those in 2014, which were $200,309. The decrease in general and administrative expenses is attributable to an overall decrease in professional fees of $53,565 as the Company engaged in less legal activities during the three months ended June 30, 2015 compared to 2014 primarily due to the settlement of the Berge litigation in 2014 and change in stock transfer agent for cost containment purposes. Reductions in general and administrative expenses was also attributable to us attending less investor conferences or similar forums during the three months ended June 30, 2015 as compared to 2014. The closing of the senior convertible note offering in May 2015 reduced the need to incur additional costs related to capital raising and investor relations activities during 2015.

Gain on settlement of litigation

Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 100,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000 resulting in a gain of $179,877 which was recorded in the statement of operations during the three months ended June 30, 2014.

Interest expense

Interest expense decreased from $644,736 for the three months ended June 30, 2014 to $124,221 in 2015. This significant decrease is attributable to the Company converting approximately $575,000 of its interest bearing debt to common stock during early 2015. The Company received loan proceeds of $450,000 from the Investor Note issued in May 2015, which bears interest at 8% and remained outstanding at June 30, 2015. In previous years the Company issued short-term notes payable at various dates and extended them at their maturities by paying additional compensation to the lenders chiefly in the form of warrants. The fair value of the warrants issued to the note holders at the origination and extension dates of the short-term promissory notes was recorded as a discount on the related debt. Amortization of the value of the warrants and revenue sharing interests granted to the holders resulted in a substantial increase in the overall effective borrowing costs during the three months ended June 30, 2014 compared to 2015. Discount amortization represents a non-cash expense and totaled $77,052 and $593,461 of total interest expense recognized in the three months ended June 30, 2015 and 2014, respectively.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Senior Secured Convertible Note Issuance Costs

On May 7, 2015, we completed a Private Placement of a $12.0 million principal amount Note and Warrant to purchase 18,000,000 shares of the Company’s common stock, $0.0001 par value. We elected to account for and record the Note payable on a fair value basis. Accordingly, all related debt issuance expenses which totaled $1,302,629 (including $1,071,201 representing the value of the warrant issued to placement agent and $231,428 of other fees and expenses) was charged to non-operating expenses in May 2015.

Change in Fair Value of Secured Convertible Note

On May 7, 2015, we completed a Private Placement of a $12.0 million principal amount Note and Warrant to purchase 18,000,000 shares of the Company’s common stock, $0.0001 par value. We elected to account for and record the senior convertible note payable on a fair value basis. The Company received $450,000 of proceeds from the Note at the date of issuance and the fair market value of the Note was estimated to be $682,400 as of the issuance date and $618,100 at June 30, 2015. The net $168,100 change in fair market value of the Note is included in change in fair value of secured notes payable in the accompanying statement of operations for the three months ended June 30, 2015.

Issuance of Warrant Derivative in Connection with Secured Convertible Note

On May 7, 2015, we completed a Private Placement of a $12.0 million principal amount Note and Warrant to purchase 18,000,000 shares of the Company’s common stock, $0.0001 par value. The warrant agreement contains various provisions that grant the holder ratchet and anti-dilution rights. Consequently, the Warrant is required to be treated on a liability basis at its estimated fair value and classified as a derivative liability in the accompanying financial statements. We recorded its origination date estimated fair value at $8,034,007 as a non-operating expense in the three months ended June 30, 2015.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the Note during 2015 and 2014 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to fair value as of June 30, 2015 and 2014. The mark-to-market process resulted in a gain of $2,202,839 during the three months ended June 30, 2015 and a gain of $242,103 during the three months ended June 30, 2014. The increase in the gain is primarily the result of the derivative warrant liabilities issued in connection with the Note on May 7, 2015 and the reduction in the Company’s closing market price of its common stock between the May 7, 2015 ($0.50 per share) issuance date and June 30, 2015 ($0.41 per share).

Other income

Other income increased from $-0- in for the three months ended June 30, 2014 to $3,440 in 2015. Other income in 2015 is primarily related to derecognition of certain liabilities due to the expiration of the statute of limitations on collection of obligations of the Company.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $57,675,000 as of December 31, 2014, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the three months ended June 30, 2015, the Company realized net losses. The Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforward, any deferred tax asset at June 30, 2015 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net loss

As a result of the above, we reported a net loss of $7,587,600 and $625,070 for the three months ended June 30, 2015 and 2014, respectively, a deterioration of $6,962,530 (1,114%).

Loss applicable to common shareholders

The Company issued Series A Preferred and Series B Preferred effective April 13, 2012. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, accordingly there was no 6% cumulative dividend accrued in the three months ended June 30, 2015 or 2014.

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

The basic and diluted loss per share was $0.28 and $0.02 for the three months ended June 30, 2015 and 2014, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2015 and 2014 because of the net loss reported for each period. Potential common shares as of June 30, 2015 that have been excluded from the computation of diluted net loss per share amounted to 28,562,210 shares, which included 24,387,710 outstanding warrants and 4,174,500 outstanding stock options.

For the Six Months Ended June 30, 2015 and 2014

Results of Operations

Overview

Infinity incurred a net loss applicable to common shareholders of $7,888,628, or $0.30 per share, for the six months ended June 30, 2015 compared to a net loss applicable to common shareholders of $2,540,359, or $0.10 per share, for the six months ended June 30, 2014. The Company issued Series A Preferred and Series B Preferred effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred (which represents value attributable to holders of the Series A Preferred and Series B Preferred rather than common stock) affects the Company’s net income (loss) by $-0- and $(25,527) to arrive at net loss applicable to common shareholders for the six months ended June 30, 2015 and 2014, respectively. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, which eliminated the 6% cumulative dividend accrued in 2015 compared to 2014.

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

Stock-based compensation

Stock-based compensation expenses of $100,972 for the six months ended June 30, 2015 decreased 87% from those in 2014, which were $761,967. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers in previous years. The Company has not granted any stock options during 2015. The significant decrease in stock-based compensation expense during 2015 compared to 2014 is attributable to the full vesting of the November 2012 stock option grant in November 2014, which eliminated the related amortization during the six months ended June 30, 2015 and lower market price of the Company’s common stock compared to the $3.00 per share exercise price on the date of the most recent stock option grant in January 2014, which is being amortized over two years. The significant decrease in the market price the common stock compared to the $3.00 per share exercise price resulted in substantially less grant date fair value of the January 2014 option grant that deceased the overall amount amortized in the six months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses of $228,179 for the six months ended June 30, 2015 decreased $113,504, or 33% from those in 2014, which were $341,683. The decrease in general and administrative expenses is attributable to an overall decrease in professional fees of $12,624 as the Company engaged in less legal activities during the six months ended June 30, 2015 compared to 2014 primarily due to the settlement of the Berge litigation in 2014 and the change in stock transfer agent for cost containment purposes. Reductions in general and administrative expenses was also attributable to us attending less investor conferences or similar forums during the six months ended June 30, 2015 as compared to 2014. The closing of the Private Placement in May 2015 reduced the need to incur additional costs related to capital raising and investor relations activities during the first half of 2015.

Gain on settlement of litigation

Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 100,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000 resulting in a gain of $179,877 which was recorded in the statement of operations during the six months ended June 30, 2014.

Interest expense

Interest expense decreased from $1,890,871 for the six months ended June 30, 2014 to $697,304 in 2015. This significant decrease is attributable to the Company converting approximately $575,000 of its interest bearing debt to common stock during early 2015. The Company received loan proceeds of $450,000 from the Investor Note issued in May 2015, which bears interest at 8% and remained outstanding at June 30, 2015. In previous years the Company issued short-term notes payable at various dates and extended them at their maturities by paying additional compensation to the lenders chiefly in the form of warrants. The fair value of the warrants issued to the note holders at the origination and extension dates of the short-term promissory notes was recorded as a discount on the related debt. Amortization of the value of the warrants and revenue sharing interests granted to the holders resulted in a substantial increase in the overall effective borrowing costs during the six months ended June 30, 2014 compared to 2015. Discount amortization represents a non-cash expense and totaled $600,836 and $1,780,851 of total interest expense recognized in the six months ended June 30, 2015 and 2014, respectively.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Senior Secured Convertible Note Issuance Costs

On May 7, 2015, we completed a Private Placement of a $12.0 million principal amount Note and Warrant to purchase 18,000,000 shares of the Company’s common stock, $0.0001 par value. We elected to account for and record the Note on a fair value basis. Accordingly, all related debt issuance expenses which totaled $1,302,629 (including $1,071,201 representing the value of the warrant issued to placement agent and $231,428 of other fees and expenses) was charged to non-operating expenses in May 2015.

Change in Fair Value of Secured Convertible Note

On May 7, 2015, we completed a Private Placement of a $12.0 million principal amount Note and Warrant to purchase 18,000,000 shares of the Company’s common stock, $0.0001 par value. We elected to account for and record the Note on a fair value basis. The Company received $450,000 of proceeds at the date of issuance and the fair market value of the Note was estimated to be $682,400 as of the issuance date and $618,100 at June 30, 2015. The net $168,100 change in fair market value of the Note is included in change in fair value of secured notes payable in the accompanying statement of operations for the six months ended June 30, 2015.

Issuance of Warrant Derivative in Connection with Secured Convertible Note

On May 7, 2015, we completed a Private Placement of a $12.0 million principal amount Note and Warrant to purchase 18,000,000 shares of the Company’s common stock, $0.0001 par value. The warrant agreement contains various provisions that grant the holder ratchet and anti-dilution rights. Consequently, the Warrant is required to be treated on a liability basis at its estimated fair value and classified as a derivative liability in the accompanying financial statements. We recorded its origination date estimated fair value at $8,034,007 as a non-operating expense in the six months ended June 30, 2015.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the secured convertible note during 2015 and 2014 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to fair value as of June 30, 2015 and 2014. The mark-to-market process resulted in a gain of $2,468,106 during the six months ended June 30, 2015 and a gain of $226,977 during the six months ended June 30, 2014. The increase in the gain is primarily the result of the derivative warrant liabilities issued in connection with the Note on May 7, 2015 and the reduction in the Company’s closing market price of its common stock between the May 7, 2015 ($0.50 per share) issuance date and June 30, 2015 ($0.41 per share).

Other income

Other income increased from $72,835 in for the six months ended June 30, 2014 to $174,457 in 2015. Other income in both 2015 and 2014 is primarily related to derecognition of certain liabilities due to the expiration of the statute of limitations on collection of obligations of the Company.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $57,675,000 as of December 31, 2014, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the six months ended June 30, 2015, the Company realized net losses. The Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforward, any deferred tax asset at June 30, 2015 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net loss

As a result of the above, we reported a net loss of $7,888,628 and $2,514,832 for the six months ended June 30, 2015 and 2014, respectively, a deterioration of $5,373,796 (214%).

Loss applicable to common shareholders

The Company issued Series A Preferred and Series B Preferred effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred (which represents value attributable to holders of the Series A Preferred and Series B Preferred rather than common stock) affects the Company’s net loss by $-0- and $25,527 to arrive at net loss applicable to common shareholders for the six months ended June 30, 2015 and 2014, respectively. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, which reduced the amount of the 6% cumulative dividend accrued in 2015 compared to 2014.

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

The basic and diluted loss per share was $0.30 and $0.10 for the six months ended June 30, 2015 and 2014, respectively, for the reasons previously noted. All outstanding stock options were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the six months ended June 30, 2015 and 2014 because of the net loss reported for each period. Potential common shares as of June 30, 2015 that have been excluded from the computation of diluted net loss per share amounted to 28,562,210 shares, which included 24,387,710 outstanding warrants and 4,174,500 outstanding stock options.

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

During 2013 we borrowed approximately $1,825,000 on a short-term basis by issuing various subordinated promissory notes with detachable warrants to purchase common shares. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. We used the proceeds of these notes to repay previously issued notes, including the related party note, to meet obligations and conduct seismic mapping related to our Nicaraguan Concessions and to provide working capital.

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

In the first quarter 2015, we were able to increase our line-of-credit to a maximum of $100,000, which provided us some liquidity, but were unable to obtain other sources of capital. On February 28, 2015, the short-term note holders of maturing debt exercised their right to convert principal balances totaling $475,000 and accrued interest totaling $28,630 into 1,007,260 shares of common stock at an exchange rate of $0.50 per share. In addition on March 31, 2015, the lender who provides the line-of-credit facility converted a partial principal balance totaling $50,000 into 100,000 shares of common stock at a price of $0.50 per share. These debt to equity conversions helped to reduce our near term cash needs.

On December 27, 2013 the Company borrowed $1,050,000 under the December 2013 Note, which is an unsecured credit facility with a private, third-party lender. Effective April 7, 2015 the Company and the lender agreed to extend the maturity date of the December 2013 Note from April 7, 2015 to the earlier of (i) April 7, 2016 or (ii) the payment in full of the Investor Note issued in the Private Placement in the principal amount of $9,550,000 (the “New Maturity Date”). All other terms of the Note remain the same.

The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the December 2013 Note.

On May 7, 2015 the Company completed the Private Placement of $12.0 million principal amount Note and a Warrant to purchase 18,000,000 shares of the Company’s common stock with an institutional investor. At the closing of the Private Placement on May 7, 2015, the investor acquired the Note by paying $450,000 in cash and issuing the Investor Note, secured by cash, with a principal amount of $9,550,000. Assuming all amounts payable to the Company under the Investor Note are paid, the Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company used the initial proceeds from the closing to retire certain outstanding obligations, including the 2015 area and training fees of approximately $155,000 owed to the Nicaraguan government relating to its Nicaragua Concessions, and to provide additional working capital.

The Company will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. The investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part. See Note 2 to the Financial Statements.

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

We are negotiating the renewal and/or adjustment of the required letters of credit with the Nicaraguan Government. Further, we intend to seek a waiver of the 3-D seismic mapping requirement because we do not believe it will be effective in providing additional information due the supplemental water depth and other factors. We plan to prepare the necessary information to submit to the EIA in order to obtain the necessary authorizations to drill up to five locations in the Concessions. There can be no assurance that we will be successful any of the foregoing regards. Except for the foregoing items, we believe we are in full compliance with the terms of the Nicaraguan Concessions agreements.

WestPark Capital acted as placement agent for the Company in the transaction and received a fee of 6% of cash proceeds, or $600,000, if and when the Company receives the full cash proceeds. It received $27,000 of such amount at the closing. The Company also issued WestPark a warrant exercisable to purchase 2,400,000 shares of common stock at a price of $0.50 per share. The warrant is exercisable commencing six months from the date of issuance for a period of seven years from the date of issuance.

As of June 30, 2015, we owed $61,225 on our line-of-credit, which is due in August 2015 and the December 2013 Note in the principal amount of $1,000,000 that is due on the earlier of (i) April 7, 2016 or (ii) the payment in full of the Investor Note issued in the Private Placement in the principal amount of $9,550,000. We intend to seek additional short-term debt financings to provide the funds necessary to pay-off the line-of-credit when it comes due and to provide working capital to fund normal operations, although we can provide no assurances that we will be successful in this regard. Our current financial condition has made traditional bank loans and normal financing terms unattainable; therefore, we may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

The Company is in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of June 30, 2015. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company is in process of identifying at least one potential drilling site on the Perlas Block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires the Company to shoot additional seismic which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is negotiating with the Nicaraguan government to seek a waiver of the additional seismic mapping on the Tyra Block so that it can proceed with exploratory drilling. There can be no assurance whether it will be able to obtain a waiver of the requirement.

In accordance with the Nicaraguan Concession agreements, the Company has previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. In accordance with the Nicaraguan Concession agreements, the Company must provide the Ministry of Energy with the required letters of credit in the amounts which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases as required by the Nicaraguan Concessions, to replace the expired letters of credit. The minimum cash requirements to maintain and comply with the minimum work program as defined in the Nicaraguan Concessions for the next twelve month period will be approximately $5,500,000 for the Perlas Block which includes all costs to prepare for and drill the initial exploratory well, and $280,000 for the Tyra Block, assuming the waiver is granted regarding the seismic mapping. If such waiver is not granted, the Company estimates it will require approximately $2,500,000 for the seismic mapping. Finally, the Company estimates it will need approximately $100,000 to prepare and submit an environmental supplement to the Nicaraguan government to identify and receive authorization to drill up to five wells in the Concessions.

The Company has identified multiple sites for exploratory drilling and is planning the initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company has until approximately May 2016 to drill its initial exploratory well or risk being in default and losing its rights under the Nicaraguan Concessions.

The Company must successfully comply with the restrictions related to the Note in order to release the remaining $9.45 million in funding under the Investor Note or it must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (3) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement form the Nicaraguan government (4) the payment of normal day-to-day operations and corporate overhead and (5) payment of outstanding debt and financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is actively seeking new outside sources of debt and equity capital in order fund the substantial needs enumerated above, however, there can be no assurance that we will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells.

In addition to the minimum cash requirements related to the Nicaraguan Concessions, we estimate that we will require approximately $330,000 of working capital to maintain corporate operations for the next 12 months, but not including approximately $1,000,000 principal amount of a short-term promissory note due in April 2016, plus accrued interest and the $61,225 currently outstanding under a revolving line of credit due August 2015. We owe $4,945,000 in trade payables related to seismic activities already performed (in December 2013) but not yet paid; however, we believe such party has agreed to extend the time for payment of this obligation to until such time as we begin drilling operations on the Nicaraguan Concessions. We also owe other obligations to third parties as noted on our noted on our balance sheet, which intend to pay, negotiate and settle when we begin drilling operations, although there is no assurance that will be able negotiate settlements with venders or avoid collection activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of June 30, 2015, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Company’s offshore Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013 and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter dated August 15, 2014 of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or around June 19, 2014 under which it would issue 28,000 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputes the Company’s contentions and has submitted the dispute to binding arbitration. The Company has accrued $49,000 in accounts payable as of March 31, 2015 and December 31, 2014, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 100,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 100,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000, resulting in a gain of $179,878 which was recorded in the statement of operations for the six months ended June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information regarding the issuance of unregistered securities by the Company during the six months ended June 30, 2015.

On May 7, 2015, we completed the Private Placement of a $12.0 million principal amount Note and Warrant exercisable to purchase 18,000,000 shares of the Company’s common stock, $0.0001 par value. The Note and Warrant were issued to the investor who is an “accredited investor” within the meaning of the Securities Act of 1933, as amended. At the closing of the Private Placement, the investor acquired the Note by paying $450,000 in cash and issuing the Investor Note, secured by cash, with an aggregate initial principal amount of $9,550,000. Assuming all amounts payable to us under the Investor Note are paid without any offset or default, the Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. We used the proceeds from the Private Placement to retire certain outstanding obligations, including the 2015 area and training fees relating to the Concessions, and to provide working capital.

We will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. The investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part. The Investor Note is also subject to mandatory prepayment, in whole or in part, upon the occurrence of one or more of the following mandatory prepayment events:

(1) Mandatory Prepayment upon Conversion – At any time the investor has converted more than $2.0 million principal amount of the Note, representing the original issue discount of the Note, the investor will be required to prepay the Investor Note, on a dollar-for-dollar basis, for each subsequent conversion of the Note.

(2) Mandatory Prepayment upon Mandatory Prepayment Notices – We may require the investor to prepay the Investor Note by delivering a mandatory prepayment notice to the investor, subject to (i) the satisfaction of certain equity conditions, (ii) our receipt of all Governmental Authorizations, as defined in the Purchase Agreement, necessary to commence drilling on at least five Properties, also as defined in the Purchase Agreement, within the Nicaraguan Concessions, and (iii) our obtaining forbearance agreements from certain third parties to whom we owe obligations. Notwithstanding the foregoing, we may not request a mandatory prepayment if after giving effect to such proposed mandatory prepayment, we and our subsidiaries, on a consolidated basis, would hold more than $4.0 million in cash or if prepayment under the Investor Note for the preceding sixty calendar day period would exceed $2.0 million.

The Investor Note is a full recourse note against the Investor issuing it. The cash collateral securing the Investor Note has a fair market value equal to outstanding principal balance of the Investor Note as of the date of its issuance. The portion of the principal balance of the Note related to the corresponding portion of the principal balance of the Investor Note cannot be converted into common stock until such corresponding portion of principal amount of the Investor Note has been prepaid. The Investor Note also contains certain offset rights, which if executed, would reduce the amount outstanding under the Convertible Note and the Investor Note and the cash proceeds received by us.

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

The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of the Note and Warrant in the Private Placement and conversion the forgoing notes into shares of common stock. The Company did not pay any compensation or fees to any party in connection with the issuance of the shares of Common Stock in conversion of the notes in February 2015, but paid such noteholders fees totaling $55,363 in connection with the conversion of their loans. WestPark Capital acted as Placement Agent for us in the Private Placement. It will receive a fee of 6% of cash proceeds, or $600,000, if and when we receive the full cash proceeds. It received $27,000 of such amount at the closing of the Private Placement and we issued it a Warrant exercisable to purchase 2,400,000 shares of our common stock at a price of $0.50 per share for a term of seven years.

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

On May 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which decreased the maximum amount from $100,000 to $75,000 and extended its maturity date to August 28, 2015. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share, which warrants were immediately exercisable and expire on May 26, 2020. The parties agreed as a condition to the amendment of the facility on May 26, 2015 that the line-of-credit will be convertible to common stock at an exchange rate of $0.50 per share. The total value of the 100,000 newly issued warrants totaled $35,652 which is being amortized over the extension period.

The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment credit facility and warrants. It relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the credit facility and warrants.

On December 27, 2013 the Company borrowed $1,050,000 under the December 2013 Note with a private, third-party lender. The December 2013 Note had an original maturity date of March 12, 2014. The Company and the lender agreed to extend the maturity date of the December 2013 Note to dates in May and December 2014, to April 7, 2015 and finally to April 2016, as further defined. Effective April 7, 2015 the Company and the lender agreed to extend the maturity date of the December 2013 Note from April 7, 2015 to the earlier of (i) April 7, 2016 or (ii) the payment in full of the Investor Note issued in the Private Placement in the principal amount of $9,550,000 (the “New Maturity Date”).

In connection with the extension of the maturity date of the December 2013 Note to the New Maturity Date, the Company (i) issued the lender 200,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $0.50 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the December 2013 Note to the New Maturity Date. If the Company fails to pay the December 2013 Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 13,333,333 and the exercise price drops to $0.075 per share. All other terms of the warrant remain the same. The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the December 2013 Note.

The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) for issuance of 200,000 shares of common stock. The Company did not pay any compensation or fees to any party in connection with the issuance of the shares of Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(c) Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	August 14, 2015
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	August 14, 2015
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)