Form 10-Q
period 2015-09-30
INFINITY ENERGY RESOURCES, INC
filed 2015-11-23
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at November 20, 2015
Common Stock, $0.0001 par value	2,865,708

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,589	$13,664
Prepaid expenses	5,419	23,046
Total current assets	10,008	36,710

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion and amortization - Unproved	9,706,774	9,628,098

Total assets	$9,716,782	$9,664,808

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,971,024	$5,960,225
Accrued liabilities (including $795,563 due to related party at September 30, 2015 and $788,520 at December 31, 2014)	2,555,103	2,484,238
Income tax liability	150,000	150,000
Accrued interest and fees – bank and other	380,797	341,748
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	165,000	—
Line-of-credit with related party	55,324	33,807
Notes payable-short term, net of discounts of $101,585 and $284,245 at September 30, 2015 and December 31, 2014, respectively	983,415	1,340,755
Total current liabilities	11,976,666	12,026,776

Secured convertible note payable-long term	290,865	—
Derivative liabilities	1,307,565	701,214
Total long-term liabilities	1,598,430	701,214
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; par value $.0001 10,000,000 shares authorized; No shares issued or outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, par value $.0001, authorized 75,000,000 shares, issued and outstanding 2,686,694 and 2,555,968 shares at September 30, 2015 and December 31, 2014, respectively	269	256
Additional paid-in capital	108,628,367	107,242,285
Accumulated deficit	(112,486,950)	(110,305,723)
Total stockholders’ deficit	(3,858,314)	(3,063,182)
Total liabilities and stockholders’ deficit	$9,716,782	$9,664,808

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating expenses:
Stock-based compensation	$45,588	$184,934	$146,560	$946,901
General and administrative expenses	126,871	131,207	355,055	472,890
Gain on sale of undeveloped leases	—	(10,000)	—	(10,000)
Gain on settlement of litigation	—	—	—	(179,877)
Total operating expenses	172,459	306,141	501,615	1,229,914

Operating loss	(172,459)	(306,141)	(501,615)	(1,229,914)

Other income (expense):
Interest expense	(144,090)	(770,767)	(841,395)	(2,661,638)
Secured convertible note payable issuance costs	—	—	(1,302,629)	—
Change in fair value of secured convertible note payable	162,235	—	(5,865)	—
Issuance of warrant derivative in connection with secured convertible note	—	—	(8,034,007)	—
Change in derivative fair value	5,861,721	360,652	8,329,827	587,629
Other income	—	—	174,457	72,835
Total other income (expense)	5,879,866	(410,115)	(1,679,612)	(2,001,174)

Income (loss) before income taxes	5,707,407	(716,256)	(2,181,227)	(3,231,088)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	5,707,407	(716,256)	(2,181,227)	(3,231,088)

Accrual of 6% dividend payable on Series B redeemable, convertible preferred stock	—	—	—	(25,527)

Net income (loss) applicable to common shareholders	$5,707,407	$(716,256)	$(2,181,227)	$(3,256,615)

Basic and diluted net income (loss) per share:
Basic	$2.12	$(0.28)	$(0.82)	$(1.28)
Diluted	$2.00	$(0.28)	$(0.82)	$(1.28)
Weighted average shares outstanding – Basic	2,686,694	2,555,968	2,652,605	2,541,635
Diluted	2,776,694	2,555,968	2,652,605	2,541,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statement of Changes in Stockholders’ Deficit

For the Nine months ended September 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2014	2,555,968	$256	$107,242,285	$(110,305,723)	$(3,063,182)

Stock based compensation	—	—	146,560	—	146,560

Common stock purchase warrants issued for debt issuance costs	—	—	252,056	—	252,056

Transition of derivative warrant liability to equity	—	—	329,849	—	329,849

Common stock issued for extension of note payable	20,000	2	103,998	—	104,000

Conversion of line-of-credit to common stock	10,000	1	49,999	—	50,000

Conversion of note payables and accrued interest to common stock	100,726	10	503,620	—	503,630

Net loss	—	—	—	(2,181,227)	(2,181,227)

Balance, September 30, 2015	2,686,694	$269	$108,628,367	$(112,486,950)	$(3,858,314)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,181,227)	$(3,231,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	146,560	946,901
Change in fair value of derivative liability	(8,329,827)	(587,629)
Change in fair value of secured convertible note	5,865	—
Amortization of debt discount	717,162	2,511,783
Gain on sale of undeveloped leases	—	(10,000)
Gain on settlement of litigation	—	(179,877)
Issuance of warrant derivative in connection with senior convertible note	8,034,007	—
Warrant derivative issued for secured convertible note payable issuance costs	1,302,629	—
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	149,343	329,584
Net cash used in operating activities	(155,488)	(220,326)

Cash flows from investing activities:
Proceeds from sale of undeveloped leases	—	10,000
Investment in oil and gas properties	(78,676)	(200,622)
Net cash used in investing activities	(78,676)	(190,622)

Cash flows from financing activities:
Proceeds from debt and subordinated note payable	85,000	485,000
Repayment of notes payable	(150,000)	(10,000)
Proceeds from issuance of secured convertible notes payable	450,000	—
Net borrowings (repayments) on line-of-credit	71,517	(61,788)
Secured convertible note payable issuance costs	(231,428)	—
Net cash provided by financing activities	225,089	413,212

Net (decrease) increase in cash and cash equivalents	(9,075)	2,264

Cash and cash equivalents:
Beginning	13,664	74
End	$4,589	$2,338
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental noncash disclosures:
Conversion of note payables and accrued interest to common stock	$503,630	$—
Conversion of line-of-credit to common stock	$50,000	$—
Issuance of common stock for extension of note payable	$104,000	$—
Discount from warrant derivative issued in connection with notes payable	$160,818	$635,854
Issuance of common stock purchase warrants for debt issuance costs	$252,056	$603,966
Transition of derivative liability to equity	$329,849	$—
Series B Preferred shares and related accrued dividends satisfied by issuance of common shares	$—	$1,681,749
Issuance of revenue sharing interest in Nicaragua Concession to note holder	$—	$964,738
Issuance of common stock in settlement of litigation	$—	$115,000
Preferred dividends accrued	$—	$25,527

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Condensed Financial Statements

September 30, 2015

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

The condensed balance sheet as of December 31, 2014 contained herein has been derived from the audited financial statements as of December 31, 2014, but do not include all disclosures required by the U.S. GAAP.

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

The Company has been actively pursuing exploration and development of the Nicaraguan Concessions, which represents its principal asset and only exploration and development project. On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has been conducting activities to develop geological information from the processing and evaluation of newly acquired and existing 2-D seismic data that was acquired for the Nicaraguan Concessions. Infinity has conducted activities to develop geological information from the processing and evaluation of 2-D seismic data that was acquired for the Nicaraguan Concessions. The Company has identified multiple sites for exploratory drilling and is planning the initial exploratory well on the Perlas Block in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company has to drill its initial exploratory well during 2016 or risk being in default and losing its rights under the Nicaraguan Concessions. The work plan on the Tyra block now requires the Company to shoot additional seismic prior to the commencement of exploratory drilling. The Company is negotiating with the Nicaraguan government to seek the waiver of the additional seismic mapping on the Tyra Block so that it can proceed with exploratory drilling. There can be no assurance whether it will be able to obtain such waiver of the requirement.

On May 7, 2015 the Company completed the private placement (the “May 2015 Private Placement”) of a $12.0 million principal amount Senior Convertible Note (the “Note”) and a Warrant to purchase 1,800,000 shares of the Company’s common stock (the “Warrant”) with an institutional investor (the “Investor”). At the closing, the Investor acquired the Note by paying $450,000 in cash and issuing a promissory note, secured by cash, with a principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. The Investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part.

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

The Note matures on the three-year anniversary of its issuance, bears interest at 8% per annum, and is convertible at any time at the option of the holder into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). As a part of the May 2015 Private Placement, the Company issued a Warrant to the Investor giving it the right to purchase up to an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The Warrant is exercisable commencing six months from the date of issuance for a period of seven years from the date of issuance. The Note ranks senior to the Company’s existing and future indebtedness and is secured by all of the assets of the Company, excluding the Concessions.

In addition, the Company continues to seek offers from industry operators and other third parties for interests in the acreage in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement.

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

The Company is in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of September 30, 2015. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company is in process of identifying at least one potential drilling site on the Perlas Block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires the Company to shoot additional seismic, which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is negotiating with the Nicaraguan government to seek a waiver of the additional seismic mapping on the Tyra Block so that it can proceed with exploratory drilling. There can be no assurance whether it will be able to obtain a waiver of the requirement.

In accordance with the Nicaraguan Concession agreements, the Company has previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. In accordance with the Nicaraguan Concession agreements, the Company must provide the Ministry of Energy with the required letters of credit in the amounts which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases as required by the Nicaraguan Concessions, to replace the expired letters of credit. The minimum cash requirements to maintain and comply with the minimum work program as defined in the Nicaraguan Concessions for the next twelve month period will be approximately $5,500,000 for the Perlas Block, which includes all costs to prepare for and drill the initial exploratory well, and $280,000 for the Tyra Block, assuming the waiver is granted regarding the seismic mapping. If such waiver is not granted, the Company estimates it will require approximately $2,500,000 for the seismic mapping. Finally, the Company estimates it will need approximately $300,000 to prepare and submit an environmental supplement to the Nicaraguan government to identify and receive authorization to drill up to five wells in the Concessions.

If the Company does not receive the funding anticipated under its May 2015 Private Placement, it must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (3) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government (4) the payment of normal day-to-day operations and corporate overhead and (5) the payment of outstanding debt and other financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is actively seeking new outside sources of debt and equity capital in addition to the May 2015 Private Placement in order to fund the substantial needs enumerated above, however, there can be no assurance that we will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the financial statements include the estimated carrying value of unproved properties, the estimated fair value of derivative liabilities, secured convertible note payable, stock-based awards and overriding royalty interests, and the realization of deferred tax assets.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items . The fair values for the warrant derivatives as of September 30, 2015 and December 31, 2014 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

September 30, 2015	Level 1	Level 2	Level 3	Total
Liabilities:
Senior Convertible Note payable	$—	$—	$455,865	$455,865
Derivative liabilities	—	—	1,307,565	1,307,565
	$—	$—	$1,763,430	$1,763,430

December 31, 2014	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$701,214	$701,214

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the three and nine months ended September 30, 2015 and 2014.

Reverse Stock Split

On November 17, 2015, the Company filed an amendment to its Certificate of Incorporation to effect a one-for-ten reverse stock split of its issued and outstanding shares of common stock. Such reverse stock split will become effective on November 23, 2015. Its authorized shares and par value per share remain unchanged. All common stock share and per share information in the accompanying unaudited condensed financial statements and notes thereto have been adjusted to reflect retroactive application of the reverse split, unless otherwise indicated. See Note 12—Subsequent Events for additional information about the Reverse Split.

Reclassifications

Certain amounts in the prior period were reclassified to conform with the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 – Senior Convertible Note Payable

Senior Convertible Note (the “Note) payable consists of the following at September 30, 2015 and May 7, 2015 (origination date):

	September 30, 2015	May 7, 2015 Origination date
Senior convertible note payable, at par value	$12,000,000	$12,000,000
Investor note-unfunded portion	(9,550,000)	(9,550,000)
Original issue discount	(2,000,000)	(2,000,000)
	450,000	450,000
Fair value adjustments	5,865	232,400
Secured convertible note payable, at fair value	455,865	682,400
Less: Current maturities	(165,000)	(90,000)

Secured convertible note payable, long-term	$290,865	$592,400

On May 7, 2015, the Company completed the May 2015 Private Placement of a $12.0 million senior convertible note and warrant to purchase 1,800,000 shares of the Company’s common stock, $0.0001 par value. The placement agent for the Company in the transaction will receive a fee of 6% of cash proceeds, or $600,000, if and when the Company receives the full cash proceeds. It received $27,000 of such amount at the closing. In addition, the placement agent was granted a warrant to purchase 240,000 shares of common stock at $5.00 per share, which warrant is immediately exercisable.

The senior convertible note and warrant were issued pursuant to a Securities Purchase Agreement, dated May 7, 2015, by and between the Company and the Investor. The May 2015 Private Placement was made pursuant to an exemption from registration under such Act. At the closing, the Investor acquired the senior convertible note by paying $450,000 in cash and issuing a secured promissory note, secured by cash, with an aggregate initial principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid without any offset or default, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company used the proceeds from this offering to retire certain outstanding obligations, including the 2015 area and training fees relating to its Nicaraguan Concessions, and to provide working capital.

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

Description of the Senior Convertible Note

The senior convertible note ranks (the “Note”) senior to the Company’s existing and future indebtedness and is secured by all of the assets of the Company, excluding the Nicaraguan Concessions, and to the extent and as provided in the related security documents.

The Note is convertible at any time at the option of the holder into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). The Note matures on the three-year anniversary of the issuance date thereof. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the Conversion Price then in effect, the then current Conversion Price will be decreased to equal such lower price. The foregoing adjustments to the Conversion Price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

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

Description of the Warrant.

As a part of the May 2015 Private Placement, the Company issued a Warrant to the Investor giving it the right to purchase up to an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The Warrant is exercisable commencing six months from the date of issuance and the exercise prices for the Warrant is subject to adjustment for certain events, such as stock splits and stock dividends. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the exercise price then in effect, the exercise price of the Warrant will be decreased to equal such lesser price. Upon each such adjustment, the number of the shares of the Company’s common stock issuable upon exercise of the Warrant will increase proportionately. The foregoing adjustments to the exercise price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes. The Warrant will expire on the seventh (7th) anniversary of the date of issuance.

9.99% Restriction on Conversion of Note and Exercise of Warrant

The Investor has no right to convert the Note or exercise the Warrant to the extent that such conversion or exercise would result in the Investor being the beneficial owner in excess of 9.99% of the Company’s common stock. The Company was required to hold a meeting of its shareholders to approve increase the number of its authorized shares to meet its obligations under the Purchase Agreement to have reserved 200% of the shares issuable upon conversion of the Note and exercise of the Warrant. The Company held its Annual Meeting of Shareholders on September 25, 2015 and the shareholders approved the reverse split of the Company’s common stock issued and outstanding shares, which satisfied this requirement.

Registration Rights Agreement

In connection with the May 2015 Private Placement, the Company and the Investor entered into a Registration Rights Agreement under which the Company is required, on or before 45 days after the closing of the May 2015 Private Placement, to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of 130% of the shares of the Company’s common stock issuable pursuant to the Note and Warrant and to use its best efforts to have the registration declared effective as soon as practicable. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement. The Company filed the required registration statement on Form S-1 on June 19, 2015 and the Securities and Exchange Commission declared the Form S-1 effective on October 9, 2015 and has thereby satisfied this requirement.

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

Description of the Financial Accounting and Reporting

The Company elected to account for the Note on its fair value basis, therefore, the fair value of the Note, including its embedded conversion feature, were estimated together utilizing a binomial lattice model on its origination date and the Black-Sholes model at September 30, 2015. Such assumptions included the following:

	Upon Issuance	As of September 30, 2015
Volatility – range	102.6%	114.3%
Risk-free rate	1.00%	0.92%
Contractual term	3.0 years	2.58 years
Conversion price	$5.00	$5.00
Par value of note	$540,000	$540,000

Based upon the Company’s election to account for the Note at fair value all related debt issuance expenses which totaled $1,302,629 (including $1,071,201 representing the value of the warrant issued to placement agent and $231,428 of other fees and expenses) was charged to non-operating expenses in May 2015. The Company received $450,000 of proceeds at the date of issuance and the fair market value of the secured convertible note was estimated to be $682,400 as of the issuance date and $455,865 at September 30, 2015. The net $5,865 change in fair market value of the note is included in change in fair value of secured notes payable in the accompanying statement of operations for the three and nine months ended September 30, 2015.

The Warrant issued to purchase 1,800,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Accordingly, the Company has estimated the fair value of the warrant derivative as of the issuance date of the secured convertible note was issued at $8,034,007 which has been charged to non-operating expense for the nine months ended September 30, 2015. Changes in the fair value of the warrant derivative liabilities totaled $6,904,335 (reduction in the derivative liability) through September 30, 2015, which is included in changes in derivative fair value in the accompanying statement of operations for the three and nine months ended September 30, 2015. The warrant derivative liability balance was $1,129,672 as of September 30, 2015.

The warrant issued to purchase 240,000 shares issued as part of the placement fee in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Accordingly, the Company has estimated the fair value of the warrant derivative as of the issuance date at $1,071,201, which is included in Note issuance costs for the three and nine months ended September 30, 2015. Changes in the fair value of the warrant derivative liability totaled $920,444 (reduction in the derivative liability) through September 30, 2015, which is included in changes in derivative fair value in the accompanying statement of operations for the nine months ended September 30, 2015. The warrant derivative liability balance was $150,623 as of September 30, 2015.

Note 3 – Debt

Debt consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Line-of-credit with related party	$55,324	$33,807
Notes payable, short term:
Note payable, net of unamortized discount of $97,959 and $41,011, of September 30, 2015 and December 31, 2014	$902,041	$1,008,989
Note payable, net of unamortized discount of $1,698 and $-0-, as of September 30, 2015 and December 31, 2014, respectively	48,302	—
Note payable, net of unamortized discount of $1,928 and $-0-, as of September 30, 2015 and December 31, 2014, respectively	33,072	—
Note payable, net of unamortized discount of $-0- and $822, as of September 30, 2015 and December 31, 2014, respectively	—	24,178
Note payable, net of unamortized discount of $-0- and $27,712, as of September 30, 2015 and December 31, 2014, respectively	—	72,288
Notes payable, net of unamortized discount of $-0- and $175,248, as of September 30, 2015 and December 31, 2014, respectively	—	124,752
Note payable, net of unamortized discount of $-0- and $39,452, as of September 30, 2015 and December 31, 2014, respectively	—	110,548
Total notes payable, short-term	$983,415	$1,340,755

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 that provides it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $75,000 at August 28, 2015 with an initial maturity of November 28, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity in January 2014, April 2014, February 2015 and May 2015. Its current maturity date is November 28, 2015. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 45,000 shares of common stock at an exercise price of $15.00 per share (as amended on January 23, 2014), which warrants were immediately exercisable and expired on various dates from September 23, 2018 to October 23, 2019 (as amended). The parties agreed as a condition to the renewal of the facility in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $15.00 per share. The Company estimated the fair value of the warrants at $60,290 as of the original grant date in 2013, which amount was recorded as debt issuance costs and amortized to expense over the term of the line-of-credit. The Company estimated the fair value of the new warrants exercisable to purchase 40,000 shares issued to extend the facility during 2014 and the increased value of the amended warrants to be $603,966, which has been recorded as additional debt issuance costs and amortized to expense over the extended term of the facility.

On February 28, 2015, the line-of-credit facility matured and the Company was unable to repay the principal and interest. The Company negotiated an extension to May 28, 2015 and granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on February 28, 2020. The parties agreed as a condition to the renewal of the facility in February 2015 that all previously issued warrants to the lender totaling 890,625 shares would be extended to a five-year term and the exercise price reduced to $5.00 per share. The total value of the 10,000 newly issued warrants totaled $28,507 which is being amortized over the extension period. The increased value of the amended warrants totaled $149,157 which was immediately expensed.

On March 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which increased the maximum amount from $50,000 to $100,000. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on March 26, 2020. The parties agreed as a condition to the amendment of the facility on March 26, 2015 that the line-of-credit will become convertible to common stock at an exchange rate of $5.00 per share. The total value of the 10,000 newly issued warrants totaled $30,288, which is being amortized over the extension period. Total amortization expense related to the line-of-credit was $184,537 for the three months ended March 31, 2015.

On May 28, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which decreased the maximum amount from $100,000 to $75,000 and extended its maturity date to August 28, 2015. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on May 26, 2020. The parties agreed as a condition to the amendment of the facility on May 26, 2015 that the line-of-credit will be convertible to common stock at an exercise price of $5.00 per share. The total value of the 10,000 newly issued warrants totaled $35,652, which is being amortized over the extension period.

On August 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which extended its maturity date to November 28, 2015. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on August 26, 2020. The total value of the 10,000 newly issued warrants totaled $8,452, which is being amortized over the extension period.

During the three and nine months ended September 30, 2015, $25,896 and $269,683 of debt issuance costs were amortized (including amounts immediately expensed) to interest expense, respectively and the remaining unamortized balance was $5,419 as of September 30, 2015 which is included in prepaid expenses..

Effective March 31, 2015, the lender exercised its right to convert a portion of the outstanding line-of-credit principal balances totaling $50,000 into 10,000 shares of common stock at a price of $5.00 per share.

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

In connection with the December 2013 Note, the Company granted the lender a Warrant exercisable to purchase 100,000 shares of its common stock at an exercise price of $15.00 per share. In connection with an extension to April 2015, the parties amended the date for exercise of the Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the Warrant remain the same. The warrant has been treated as a derivative liability whereby the value of warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates.

In connection with an extensions of the December 2013 Note to April 7, 2016, the Company agreed to enter into a definitive revenue sharing agreement with the lender to grant the lender under the revenue sharing agreement an irrevocable right to receive a monthly payment equal to one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire in the future. This percent increased to one percent (1%) when the Company did not pay the December 2013 Note in full by August 7, 2014. Therefore, the revenue sharing agreement is fixed at one percent (1%). The value of the one percent (1.0%) definitive revenue sharing agreement granted to the lender as consideration for the extension of the maturity date to December 7, 2014 was estimated to be $964,738. Such amount has been reflected as a reduction of oil and gas properties and as a discount on the renewed note payable and amortized ratably over the extended term of the note.

In connection with the extension of the maturity date of the December 2013 Note to April 7, 2016, the Company also (i) issued the lender 20,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $5.00 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the December 2013 Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remain the same. The December 2013 Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

The Warrant has been treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates. The Company recognized value of the 20,000 shares of common stock issued ($104,000) and the increased value of the outstanding warrants due to the decrease in their exercise price ($68,716) as an additional discount on the note payable to be amortized ratably over the extended term of the underlying note.

The discount recorded as of the December 27, 2013 origination date of the note and as a result of the amendments to the Note terms and extensions of the maturity date has been amortized ratably over the term and extended terms of the note. Discount amortization expense aggregated $47,432 and $427,160 for the three months ended September 30, 2015 and 2014, respectively. Discount amortization expense aggregated $115,769 and $1,513,186 for the nine months ended September 30, 2015 and 2014, respectively, and the remaining unamortized discount was $97,958 and $41,011 as of September 30, 2015 and December 31, 2014, respectively. The warrant derivative liability balance was $23,949 as of September 30, 2015.

Other than the Note described above, during the nine months ended September 30, 2015 the Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. Such discount is amortized ratably over the term of the note to interest expense which totaled $20,616 for the three and nine months ended September 30, 2015. The remaining unamortized discount was $1,698 and $-0- as of September 30, 2015 and December 31, 2014, respectively.

●	On July 15, 2015 the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. Such discount is amortized ratably over the term of the note to interest expense which totaled $9,899 for the three and nine months ended September 30, 2015. The remaining unamortized discount was $1,928 and $-0- as of September 30, 2015 and December 31, 2014, respectively.

●	On January 7, 2014 the Company borrowed a total of $25,000 from an individual under a convertible note with a conversion price of $15.00 per share. The term of the note was for one year and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 2,500 shares of common stock at $15.00 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not paid in full by its maturity date, the conversion price of the note and exercise price of the warrant automatically reduce to $5.00 per share. The ratchet provision in the note conversion and warrant exercise price require that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $37,323 as discounts on note payable and as a derivative liability in the same amount, as of the date of the note. On January 7, 2015, the Company and the holder agreed to extend the maturity date of the note to February 28, 2015 and in consideration the Company granted it an additional 2,500 warrants with an exercise price of $5.00 per share with a January 7, 2020 expiration date. The parties agreed as a condition of the renewal of the facility in January 2015 that all previously issued warrants to the lender totaling 15,000 shares would be extended to a five-year term and the exercise price reduced to $5.00 per share. The value of the newly issued warrants and the increased value of the amended warrants totaled $57,961 which was amortized over the extension terms. Interest expense for the three months ended September 30, 2015 and 2014 includes discount amortization in the amount of $-0- and $6,164, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 includes discount amortization in the amount of $58,783 and $30,336, and as of September 30, 2015 and December 31, 2014, the remaining unamortized discount was $-0- and $822, respectively.

On February 28, 2015, the holder exercised its right to convert the full principal balance of $25,000 and accrued interest totaling $2,285 into 5,457 shares of common stock at a price of $5.00 per share. The value of the warrant derivative was increased to the estimated value of $49,887 representing the amended terms of the previously issued warrants as of the date of conversion and transition to equity. The Company paid the holder a fee of $2,729 in connection with the conversion of the note into common stock.

●	On March 31, 2014 the Company borrowed a total of $100,000 from an entity under a convertible note with a conversion price of $15.00 per share. The term of the note was for a period of 180 days and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase of 10,000 shares of common stock at $15.00 per share for a term of five years from the date of the note. On September 30, 2014, the parties agreed to extend the maturity date of the note to February 28, 2015, for which the Company granted an additional warrant exercisable to purchase 10,000 shares of common stock at an exercise price of $10.00 per share for a five-year term and reduced the exercise price of the previously issued warrants to $10.00 per share. The terms of the note and warrant provide that if the note and interest are not be paid in full by its maturity date, the conversion price of the note and the exercise price of the warrant automatically reduce to $5.00 per share. The ratchet provision in the note conversion and warrant exercise price required that the conversion feature and warrants be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $143,502 as a discount on note payable and as a derivative liability in the same amount, on the origination date of the note. In addition, the fair value of the new warrants issued and changes to previously issued warrants at the date of the extension was estimated at $70,924, which was also recorded as a discount on the note and a derivative liability. The Company amortized the discount to interest ratably over the term of the note. Interest expense for the three months ended September 30, 2015 and 2014, respectively, includes discount amortization in the amount of $-0- and $50,273, respectively. The Company amortized the discount to interest ratably over the term of the note. Interest expense for the nine months ended September 30, 2015 and 2014, respectively, includes discount amortization in the amount of $27,712 and $143,502, respectively and as of September 30, 2015 and December 31, 2014, the remaining unamortized discount was $-0- and $27,712.

On February 28, 2015, the holder exercised its right to convert the full principal balance of $100,000 and accrued interest totaling $9,260 into 21,852 shares of common stock at a price of $5.00 per share. The parties agreed as a condition to the conversion in February 2015 that all previously issued warrants to the lender totaling 20,000 shares would be extended to a five-year term and the exercise price be reduced to $5.00 per share. The value of the warrant derivative was increased to the estimated value of $55,942 representing the amended terms of the previously issued warrants as of the date of conversion and transition to equity. The Company paid the holder a fee of $10,926 in connection with the conversion of the note into common stock.

●	On April 4, 2014 and June 7, 2014 it borrowed a total of $250,000 from an entity under two convertible notes payable with a conversion price of $15.00 per share. The original terms of the April 4, 2014 and June 7, 2014 notes were for a period of 180 days and bore interest at 8% per annum. On November 19, 2014 it borrowed an additional $50,000 and renewed the previously notes to mature on February 28, 2015 and bearing interest at 8% per annum. In connection with the loans the Company issued the entity a warrant excisable to purchase 25,000 shares of common stock at $15.00 per share for a term of five years from the date of the notes. On November 19, 2014, the Company granted an additional 35,000 warrants with an exercise price of $10.00 per share and a five-year term and reduced the existing 25,000 warrants exercise price to $10.00 per share. The terms of the notes and warrants provide that if the notes and interest are not be paid in full by their respective maturity dates, the conversion price of the notes and the exercise price of the warrants automatically reduce to $5.00 per share. The ratchet provision contained in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $278,585 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective notes. In addition, the fair value of the new warrants issued and changes to previously issued warrants at the date of the extension was estimated at $436,366 which was also recorded as a discount on the note and a derivative liability. The Company amortized the discount to interest ratably over the term of the note. Interest expense for the three months ended September 30, 2015 and 2014 includes discount amortization in the amount of $-0- and $123,006, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 includes discount amortization in the amount of $175,248 and $228,803, respectively and as of September 30, 2015, and December 31, 2014, the remaining unamortized discount was $-0- and $175,248, respectively.

On February 28, 2015, the holder exercised its right to convert the partial principal balance of $200,000 and accrued interest totaling $17,085 into 43,417 shares of common stock at an exchange rate of $5.00 per share. The parties agreed that the remaining $100,000 principal balance will be paid in cash upon the Company closing on a new outside financing transaction which occurred in May 2015. The parties agreed as a condition to the conversion and the repayment of the $100,000 remaining principal balance on the note in February 2015 that all previously issued warrants to the lender totaling 60,000 shares would be extended to a five-year term and the exercise price be reduced to $5.00 per share. The value of the warrant derivative was increased to the estimated value of $152,751 representing the amended terms of the previously issued warrants as of the date of conversion and transition to equity. The Company paid the holder a fee of $21,709 in connection with the conversion of the note into common stock.

●	On April 14, 2014 the Company borrowed a total of $100,000 from an entity under a convertible note payable with the conversion rate of $15.00 per share. The term of the note was for a period of 180 days and bore interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 10,000 shares of common stock at $15.00 per share for a period of five years from the date of the note. On October 2, 2014 it borrowed an additional $50,000 from this entity under a convertible notes payable with the conversion rate of $10.00 per share and extended the term of the original note payable to a maturity date of February 28, 2015. In connection with the issuance of the $50,000 note and the extension of the $100,000 note the Company issued 15,000 new warrants to acquire common stock at $10.00 per share for a term of five years and the reduction in exercise price of the original 10,000 warrants from $15.00 per share to $10.00 per share. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the conversion price of the note and exercise price of the warrants automatically reduce to $5.00 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $200,120 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective notes and the subsequent extension. Interest expense for the three months ended September 30, 2015 and 2014 includes discount amortization in the amount of $-0- and $50,273, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 includes discount amortization in the amount of $39,452 and $97,870, respectively and as of September 30, 2015 and December 31, 2014, the remaining unamortized discount was $-0- and $39,452, respectively.

On February 28, 2015, the holder exercised its right to convert the full principal balance of $150,000 into 30,000 shares of common stock at a price of $5.00 per share. The parties agreed as a condition to the conversion in February 2015 that all previously issued warrants to the lender totaling 35,000 shares would be extended to a five-year term and the exercise price be reduced to $5.00 per share. The value of the warrant derivative was increased to the estimated value of $71,268 representing the amended terms of the previously issued warrants. The Company paid the holder a fee of $15,000 in connection with the conversion of the note into common stock.

As described above, other notes payable with a total principal balance of $475,000 ($503,630 including accrued interest) were extinguished during the nine months ended September 30, 2015 which caused the associated warrant derivative liability to be transitioned to equity at its fair value on the date of extinguishment.

The warrant derivative liabilities transitioned to equity aggregated $329,849 during the nine months ended September 30, 2015 which represented their respective fair value as of the date of the extinguishment of the underlying note payable.

Note 4 – Common Stock

On February 28, 2015, the Company issued a total of 100,726 shares of common stock to holders in exchange for notes payable with a principal balances aggregating $475,000 and accrued interest totaling $28,630. The note holders had exercised their conversion rights at an exchange rate of $5.00 per share.

On March 31, 2015, the Company issued a total of 10,000 shares of common stock to the holder of the line-of-credit in exchange for a partial principal balance of $50,000. The lender had exercised its conversion right at an exchange rate of $5.00 per share.

On May 8, 2015, the Company issued a lender 20,000 shares of restricted common stock valued at $104,000 (based on closing market price on the date of issuance) in connection with the extension of the maturity date of a note payable (See Note 3). The Company recorded the issuance of the common stock at its fair value with a corresponding increase in discount on the note to be amortized over the extended terms of the note.

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,500 shares of the Company’s common stock are reserved for issuance under the 2005 Plan. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has other equity incentive plans with terms similar to the 2005 and 2006 Plans.

The Annual Meeting of Stockholders was held on September 25, 2015 and the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares for issuance under the Plan.

As of September 30, 2015, 513,650 shares were available for future grants under all plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the nine months ended September 30, 2015.

The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	420,450	$38.91	6.3 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(9,000)	78.40
Outstanding at September 30, 2015	411,450	$38.04	5.7 years	$—
Outstanding and exercisable at September 30, 2015	381,450	$38.67	5.5 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $45,588 and $184,934 during the three months ended September 30, 2015 and 2014, respectively and $146,560 and $946,901 during the nine months ended September 30, 2015 and 2014, respectively.

The unrecognized compensation cost as of September 30, 2015 related to the unvested stock options as of that date was $53,186, which will be amortized over the next four months.

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

On May 7, 2015, the Company completed the May 2015 Private Placement of a $12.0 million principal amount senior convertible note and a warrant to purchase 1,800,000 shares of the Company’s common stock, $0.0001 par value. The detachable warrant to purchase 1,800,000 shares of common stock is treated as a derivative liability in the accompanying financial statements at its estimated fair value. In addition, the placement agent for the May 2015 Private Placement was granted a warrant to purchase 240,000 shares of common stock which is also treated as a derivative liability. In addition, the Company issued warrants to purchase 8,500 shares of common stock in relation to two promissory notes in July 2015 which required derivative accounting treatment. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities at the issue date and as of September 30, 2015 is as follows:

	Upon Issuance	As of September 30, 2015
Volatility – range	119.2%	128.1%
Risk-free rate	1.92%	1.75%
Contractual term	7.0 years	6.58 years
Exercise price	$5.00	$5.00
Number of warrants in aggregate	2,040,000	2,040,000

Based on such assumptions the estimated fair value of the Warrant issued in connection with the May 7, 2015 secured convertible note aggregated $8,034,007 as of the date of issuance which has been recorded as a non-operating expense in the nine months ended September 30, 2015. The estimated fair value of the warrant to purchase 180,000 common shares issued to the placement agent warrant in connection with the secured convertible note totaled $1,071,201 which was expensed as a secured convertible note issuance cost in the nine months ended September 30, 2015. In addition, the change in the estimated value of both warrants from their origination to September 30, 2015 represented a decrease of $7,824,913 which has been included in non-operating expenses together with other changes in derivative fair value of the other warrants described below which aggregated $504,914.

Other notes payable with a total principal balance of $475,000 were extinguished during the nine months ended September 30, 2015 which caused the associated warrant derivative liability to be transitioned to equity at its fair value on the date of extinguishment. In addition, the Company issued warrants to purchase 2,500 shares of common stock in January 2015 related to the extension of a note payable and warrants to purchase 8,500 shares of common stock in relation to two promissory notes issued in July 2015 which required derivative accounting treatment. A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of the date of the transition from liability to equity during the nine months ended September 30, 2015 is as follows:

	Upon Issuance	As of date of transition to equity	As of September 30, 2015
Volatility – range	103.3% - 104.2%	104%	107.7% - 114.3%
Risk-free rate	1.55% - 1.63%	1.0%	0.92% - 1.37%
Contractual term	5.0 years	5.0 years	2.58 – 4.79 years
Exercise price	$5.00 - $5.60	$5.00	$5.00 - $5.60
Number of warrants in the aggregate	11,000	132,500	108,500

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2014	$701,214
Warrants issued in connection with the secured convertible note (expensed at issuance date)-Note 2	8,034,007
Warrants issued for the secured convertible note placement fee (expensed at issuance date)-Note 2	1,071,201
Warrants issued to originate or extend notes payable (recorded as discount on note payable) -Note 3	160,819
Unrealized derivative gains included in other expense for the period	(8,329,827)
Transition of derivative liability to equity-Note 3	(329,849)

Balance at September 30, 2015	$1,307,565

The warrant derivative liability consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Warrant issued to holder of secured convertible note	$1,129,672	$—
Warrant issued to placement agent	150,623	—
Warrants issued to holders of notes payable - short term	427,270	701,214

Total warrant derivative liability	$1,307,565	$701,214

Note 7 – Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2014	366,271	$13.94
Issued in conjunction with secured convertible note payable (Note 2)	1,800,000	5.00
Issued for secured convertible note payable placement fee (Note 2)	240,000	5.00
Issued for origination or extension of notes payable (Note 3)	11,000	5.00
Issued for extension of line-of-credit (Note 3)	40,000	5.00
Exercised	—	—

Outstanding and exercisable at September 30, 2015	2,457,271	$5.36

The weighted average term of all outstanding common stock purchase warrants was 6.1 years as of September 30, 2015. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of September 30, 2015.

Note 8 – Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of September 30, 2015 and December 31, 2014, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating toproved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred during the nine months ended September 30, 2015 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Nine months ended September 30, 2015
Property acquisition costs:
Proved	$-
Unproved
Total property acquisition costs	-
Development costs	-
Exploration costs	78,676
Total costs	$78,676

Exploration costs during the nine months ended September 30, 2015 primarily related to area concession fees to be paid to the Nicaraguan Government for 2015 and the supplement to the environmental impact study in preparation for the drilling of exploratory wells.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion and amortization are as follows:

	September 30, 2015	December 31, 2014
Proved oil and gas properties	$-	$-
Unproved oil and gas properties	10,671,512	10,592,836
Total	10,671,512	10,592,836
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 3)	(964,738)	(964,738)
Less accumulated depreciation, depletion and amortization	-	-

Net capitalized costs	$9,706,774	$9,628,098

Costs Not Being Amortized

Oil and gas property costs not being amortized at September 30, 2015, by year that the costs were incurred, are as follows:

Year Ended December 31,
2015 (through September 30, 2015)	$78,676
2014	115,622
2013	6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$10,671,512

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

Nicaraguan Concessions

In April 2011, we filed with the Nicaraguan government an Environmental Impact Assessment (“EIA”) covering proposed seismic activities on our Nicaraguan Concessions. The filing of the EIA was followed by a comment period during which there was interaction between us the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest to the Nicaraguan Concessions. In April 2013 the EIA was formally approved by the Nicaraguan government and we were cleared to commence 2-D and 3-D seismic mapping activities in the area. In late 2013 and early 2014, we contracted with a fully integrated Geoscience company that provides geological, geophysical and reservoir services to the global oil and gas industry, to conduct 2-D and 3-D seismic data covering selected areas within the boundaries of the Nicaraguan Concessions. In March 2014 we opened a seismic data room in order for potential strategic and/or financial partners to view the fully processed results of the seismic survey activities which continues to be available.

The final approval of the EIA by the Nicaraguan government of our environment impact study on April 13, 2013, began Sub-Period 2 for both the Tyra and Perlas Blocks as defined in the Nicaraguan Concessions. The Company believes it has satisfied the acquisition, processing and interpretation of Seismic data required in Sub-Period 2 for both the Perlas and Tyra Blocks. Therefore, it is now in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of June 30, 2015. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company is in process of identifying at least one potential drilling site on the Perlas block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires the Company to shoot additional seismic, which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is negotiating with the Nicaraguan government to seek a waiver of the additional seismic mapping on the Tyra Block so that it can proceed with exploratory drilling. There can be no assurance that it will be able to obtain such waiver of the requirement.

During late December 2013, we completed the 2-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at that point. We believe that the newly acquired 2-D seismic data, together with the previously acquired reprocessed 2-D seismic, has helped us further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable hydrocarbons (principally oil) in place. In addition, the new 2-D seismic acquired in 2013 provided our first geological information regarding the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise older 2-D seismic mapping. We have identified multiple promising sites on the Perlas Block for exploratory drilling and are planning the drilling of initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves. We believe that we have performed all work necessary as of June 30, 2015 to proceed to Sub-Period 3 for the Perlas Block as defined in the Nicaraguan Concessions, which requires the drilling of at least one exploratory well on the Perlas concession within the following one-year period. We must first prepare and submit a supplemental EIA to the Nicaraguan government before the drilling permit can be issued on the Perlas Block.

The Nicaraguan Government has yet to receive the EIA supplement and issue the drilling permit; however, assuming that it does accept the supplemental EIA and grant the drilling permit, we will be required to drill at least one exploratory well on the Perlas Block within one year (estimated to be prior to May 2016) or risk being in default and losing our rights under the Nicaraguan Concessions.

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

The Company must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (3) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions if it is unable to negotiate a waiver of such requirement from the Nicaraguan government; (4) the payment of normal day-to-day operations and corporate overhead; and (5) the payment of outstanding debt and financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company completed the May 2015 Private Placement in May 2015 in an effort to obtain its required capital. See Note 2 to the Financial Statements.

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

Exploration expenditures in connection with our Nicaraguan Concessions in the fiscal years ended December 31, 2014 and 2013 of $115,622 and $6,051,411, respectively. Exploration costs during the year ended December 31, 2013 included $5,937,013 of costs incurred for the acquisition of new 2-D and 3-D seismic data on the Nicaragua Concessions.

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

In connection with the extension of the December 2013 Note with a $1,050,000 principal balance issued in December 2013, the Company entered into a Revenue Sharing Agreement in May 2014. Infinity assigned to the note holder a monthly payment equal to the revenue derived from one percent (1%) of 8/8ths of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire in the future. The RSP will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The RSP shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Sharing Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions.

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas have been disposed of as of September 30, 2015; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of September 30, 2015 and December 31, 2014 are sufficient to cover any potential noncompliance liabilities relative to the to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years.

Litigation

The Company is subject to numerous claims and legal actions in which vendors are claiming breach of contract due to the Company’s failure to pay amounts due. The Company believes that it has made adequate provision for these claims in the accompanying financial statements.

The Company is currently involved in litigation as follows:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and has claiming breach of contract for failure to pay amounts due. On October 13, 2011, a default judgment was entered against the Company in the amount of $445,521 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

●	Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as an asset retirement obligation on the balance sheets.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Company’s offshore Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013 and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter dated August 15, 2014 of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or around June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputes the Company’s contentions and has submitted the dispute to binding arbitration. The Company has accrued $49,000 in accounts payable as of September 30, 2015 and December 31, 2014, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 10,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 10,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000, resulting in a gain of $179,878 which was recorded in the statement of operations for the nine months ended September 30, 2014.

Note 10 – Related Party Transactions

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and other administrative fees. For the years ended December 31, 2014 and 2013, the Company was billed $0 for such services. The amount due to the CFO’s firm for services provided was $767,407 at September 30, 2015 and December 31, 2014, and is included in accrued liabilities at both dates.

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

The Company entered into a subordinated loan with Off-Shore in the aggregate amount of $1,275,000 for funds used to maintain the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Off-Shore and the conversion of the Series B redeemable convertible preferred stock to common stock effective February 28, 2014. The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for general corporate purposes. In the February 2014 transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock for 37,540 shares of common stock. Each share of Series B preferred had a liquidation and par value of $100. The Company also issued Offshore an additional 4,505 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 42,045 shares of common stock valued at $40.00 per share for a total of $1,681,792, which has been reflected as common stock and additional paid in capital during the nine months ended September 30, 2014.

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

As of September 30, 2015 and December 31, 2014, the Company had accrued compensation to its officers and directors of $1,364,208 and $1,187,208, respectively.

On February 28, 2015, the line-of-credit facility matured and the Company was unable to repay the principal and interest. The Company negotiated an extension to May 28, 2015 and granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on February 28, 2020. The parties agreed as a condition to the renewal of the facility in February 2015 that all previously issued warrants to the lender totaling 89,063 shares would be extended to a five-year term and the exercise price reduced to $5.00 per share. The total value of the 10,000 newly issued warrants totaled $28,507, which is being amortized over the extension period. The increased value of the amended warrants totaled $149,517 which was immediately expensed.

On March 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which increased the maximum amount from $50,000 to $100,000. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on March 26, 2020. The parties agreed as a condition to the amendment of the facility on March 26, 2015 that the line-of-credit will become convertible to common stock at an exercise price of $5.00 per share. The total value of the 10,000 newly issued warrants totaled $30,288 which is being amortized over the extension period.

On May 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which decreased the maximum amount from $100,000 to $75,000. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on May 26, 2020. The parties agreed as a condition to the amendment of the facility on May 26, 2015 that the line-of-credit will be convertible to common stock at an exercise price of $5.00 per share. The total value of the 10,000 newly issued warrants totaled $35,652, which is being amortized over the extension period.

On August 28, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which extended its maturity date to November 28, 2015. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on August 28, 2020. The total value of the 10,000 newly issued warrants totaled $8,452, which is being amortized over the extension period.

On March 7, 2014 the Company borrowed $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full during April 2014.

NOTE 11. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted income per share – Net income (loss), as reported	$5,707,407	$(716,256)	$(2,181,227)	$(3,256,615)
Secured convertible note - interest	9,000	—	—	—
Secured convertible note – change in fair value	(162,235)	—	—	—

Numerator for basic and diluted income (loss) per share – Net loss, as adjusted	$5,554,172	$(716,256)	$(2,181,227)	$(3,256,615)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Denominator for basic income (loss) per share – weighted average shares outstanding	2, 686,694	2,555,968	2,652,605	2,541,635
Dilutive effect of shares issuable upon assumed conversion of secured convertible note payable	90,000	—	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	2,776,694	2,555,968	2,652,605	2,541,635

Net income (loss) per share:
Basic	$2.12	$(0.28)	$(0.82)	$(1.28)
Diluted	$2.00	$(0.28)	$(0.82)	$(1.28)

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2015 and 2014, all outstanding stock options and warrants to purchase common stock were antidilutive, and, therefore, not included in the computation of diluted net loss per share. The secured convertible note was treated as a common stock equivalent for the three months ended September 30, 2015 as its effect was dilutive to the net income per share for that period.

Note 12 – Subsequent Events

The Annual Meeting of Stockholders was held on September 25, 2015. The stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse split of its outstanding shares of common stock, par value $0.0001 per share, by a ratio in the range of one-for-eight and one-for-11, as determined in the sole discretion of the Board of Directors.

On October 19, 2015 the Board of Directors approved a reverse split of its common shares in the ratio of 1-for-10 to be effective upon filing of the amendment to its Certificate of Incorporation with, and acceptance for record by, the Secretary of State of Delaware. The amendment to the Certificate of Incorporation was filed with, and accepted for record by, the Secretary of State of Delaware on November 17, 2015, which set November 23, 2015 as the effective date of the reverse split.

This reverse stock split decreased the issued and outstanding shares by approximately 24,180,244 shares, the number of shares of common stock underlying outstanding warrants by approximately 22,115,439 shares, outstanding stock options by approximately 3,703,050 shares and the number of shares underlying the convertible notes by 2,400,000 shares. Furthermore, the authorized shares of common stock remained at 75,000,000 shares and the par value remained at $0.0001 per common share. The authorized shares of preferred stock remained at 10,000,000 shares. GAAP requires that the reverse stock split be applied retrospectively to all periods presented. As a result, all stock, warrant and option transactions described herein have been adjusted to reflect the one-for-ten reverse stock split.

In connection with the $12.0 million senior convertible note payable issued in May 2015, the Company entered into a Registration Rights Agreement under which the Company is required, on or before 45 days after the closing of the May 2015 Private Placement, to file a registration statement with the Securities and Exchange Commission covering the resale of 130% of the shares of the Company’s common stock issuable pursuant to the secured convertible note and related warrant to purchase 1,800,000 (post-reverse split) common shares and to use its best efforts to have the registration declared effective as soon as practicable. The Company was subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement was not filed or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement. The Company filed the required registration statement on Form S-1 on June 19, 2015 and the Securities and Exchange Commission declared the Form S-1 effective on October 9, 2015 and the Company has thus satisfied this requirement.

The senior convertible note requires that the effective date of the Form S-1 (October 9th, 2015) to also serve as the initial installment notice due date which begins the amortization of the outstanding principal balance of the senior convertible note. The holder of the senior convertible note elected to defer $325,000 of the principal otherwise due on the initial installment date to June 1, 2018 and elected to receive the remaining $75,000 of the initial installment and $917 of accrued interest in the form of 179,015 shares of common stock. The Company issued the 179,015 shares of common stock on October 15, 2015 through November 20, 2015 in accordance with the pricing window as defined in the senior convertible note. The next installment date for payment of principal on the senior convertible note will be January 1, 2016.

On November 17, 2015 the holder of the senior convertible note elected to provide an optional $25,000 prepayment of the investor note to the Company. The Company intends to utilize the proceeds of the investor note prepayment for general working capital purposes.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have substantial obligations to a number of third parties, including our December 2013 in the original principal amount of $1,050,000 due in April 2016 and the $12.0 million Senior Convertible Note due May 2018, which began amortizing in October 2015, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions, including compliance with the letter of credit and other requirements of the Nicaraguan Concessions, and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct required seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders, including Amegy Bank, NA; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xxii) possible issuance of common stock subject to options and warrants may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; and (xxix) whether we will be able to find an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions.

The following information should be read in conjunction with the Unaudited Financial Statements and Notes presented elsewhere in this quarterly report on Form 10-Q.

2015 Operational and Financial Objectives

Corporate Activities

The Company holds a 100% working interest in any hydrocarbon deposits found under the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. The final approval of the EIA by the Nicaraguan government of our environment impact study on April 13, 2013, began Sub-Period 2 for both the Tyra and Perlas Blocks as defined in the Nicaraguan Concessions. The Company believes it has satisfied the acquisition, processing and interpretation of Seismic data required in Sub-Period 2 for both the Perlas and Tyra Blocks. Therefore, it is now in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of September 30, 2015. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company is in process of identifying at least one potential drilling site on the Perlas block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires the Company to shoot additional seismic which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is negotiating with the Nicaraguan government to seek a waiver of the additional seismic mapping on the Tyra Block so that it can proceed with exploratory drilling. There can be no assurance whether it will be able to obtain such waiver of the requirement.

During late December 2013, we completed the 2-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at that point. We believe that the newly acquired 2-D seismic data, together with the previously acquired reprocessed 2-D seismic, helped us to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable hydrocarbons (principally oil) in place. In addition, the new 2-D seismic acquired in 2013 provided our first geological information regarding the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise older 2-D seismic mapping. We have identified multiple promising sites on the Perlas Block for exploratory drilling and is planning the drilling of initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves. We believe that we have performed all work necessary as of September 30, 2015 to proceed to Sub-Period 3 for the Perlas Block as defined in the Nicaraguan Concessions, which requires the drilling of at least one exploratory well on the Perlas concession within the following one-year period. We must first prepare and submit a supplemental EIA to the Nicaraguan government before the drilling permit can be issued on the Perlas Block.

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

The Company must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (3) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government (4) the payment of normal day-to-day operations and corporate overhead and (5) the payment of outstanding debt and financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company completed a Private Placement in May 2015 in an effort to obtain its required capital. See Note 2 to the Financial Statements.

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

For the Three Months Ended September 30, 2015 and 2014

Results of Operations

Reverse Stock Split

On November 17, 2015, the Company filed an amendment to its Certificate of Incorporation to effect a one-for-ten reverse stock split of its issued and outstanding shares of common stock. Its authorized shares and par value per share remain unchanged. All common stock share and per share information in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying unaudited condensed financial statements and notes thereto have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated. See Note 12—Subsequent Events for additional information about the Reverse Split.

Overview

Infinity recorded basic net income applicable to common shareholders of $5,707,407, or $2.12 per share, for the three months ended September 30, 2015 compared to a net loss applicable to common shareholders of $716,256, or $0.28 per share, for the three months ended September 30, 2014. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, which eliminated the 6% cumulative dividend accrued in the three months ended September 30, 2015 and 2014. The improvement in net losses was primarily the result of non-operating income derived from the decrease in the fair value of the derivative liabilities related to the warrants to purchase common stock issued in association with the senior secured convertible note in May 2015. The substantial decrease in the market value of our common stock for the period beginning on the origination date of the senior secured convertible note payable (May 7, 2015) through September 30, 2015 resulted in a significant decrease in the fair value of the related warrants to purchase common stock, which were treated as derivative liabilities.

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

Stock-based compensation

Stock-based compensation expenses of $45,588 for the three months ended September 30, 2015 decreased 75% from those in 2014, which were $184,934. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers in previous years. The Company has not granted any stock options during 2015. The significant decrease in stock-based compensation expense during 2015 compared to 2014 is attributable to the full vesting of the November 2012 stock option grant during November 2014, which eliminated the related amortization during the three months ended September 30, 2015 and lower market price of the Company’s common stock compared to the $30.00 per share exercise price on the date of the most recent stock option grant in January 2014, which is being amortized over two years. The significant decrease in the market price of the common stock compared to the $30.00 per share exercise price resulted in substantially less grant date fair value of the January 2014 option grant that deceased the overall amount amortized in the three months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses of $126,871 for the three months ended September 30, 2015 decreased $4,336, or 3.3% from those in 2014, which were $131,207. The decrease in general and administrative expenses is attributable to an overall decrease in expenses incurred to maintain the Nicaragua Concessions as the Company is preparing for future exploration activities and is not undertaking any current activities as deals with obtaining the Nicaragua Government’s approval of its proposed drill sites. In addition, the closing of the senior convertible note offering in May 2015 reduced the need to incur additional costs related to capital raising and investor relations activities during the three months ended September 30, 2015.

Gain on sale of undeveloped leases

The Company sold its interests in certain undeveloped leases located in Colorado during the three months ended September 30, 2014 for a net gain of $10,000. The Company has no remaining developed or undeveloped leases subsequent to such sale.

Interest expense

Interest expense decreased from $770,767 for the three months ended September 30, 2014 to $144,090 for the same period in 2015. This significant decrease is attributable to the Company converting approximately $575,000 of its interest bearing debt to common stock during early 2015. The Company received loan proceeds of $450,000 from the senior secured convertible note issued in May 2015 and $85,000 from two other convertible notes in July 2015, all of which bear interest at 8% and remained outstanding at September 30, 2015. In previous years the Company issued short-term notes payable at various dates and extended them at their maturities by paying additional compensation to the lenders chiefly in the form of warrants. The fair value of the warrants issued to the note holders at the origination and extension dates of the short-term promissory notes was recorded as a discount on the related debt. Amortization of the value of the warrants and revenue sharing interests granted to the holders resulted in a substantial increase in the overall effective borrowing costs during the three months ended September 30, 2014 compared to the same period in 2015. Discount amortization represents a non-cash expense and totaled $116,326 and $730,932 of total interest expense recognized in the three months ended September 30, 2015 and 2014, respectively.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Change in Fair Value of Secured Convertible Note

On May 7, 2015, we completed a private placement of a $12.0 million principal amount of senior secured convertible note and a warrant to purchase 1,800,000 shares of the Company’s common stock, $0.0001 par value. We elected to account for and record the senior convertible note payable on a fair value basis. The Company received $450,000 of proceeds from the senior convertible note at the date of issuance and the fair market value of such note was estimated to be $682,400 as of the issuance date $618,100 as of June 30, 2015 and $455,865 at September 30, 2015. The net $162,235 change in fair market value of the senior convertible note from June 30, 2015 and September 30, 2015 is included in change in fair value of secured notes payable in the accompanying statement of operations for the three months ended September 30, 2015.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the senior convertible note during 2015 and 2014 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to fair value as of September 30, 2015 and 2014. The mark-to-market process resulted in a gain of $5,861,721 during the three months ended September 30, 2015 and a gain of $360,652 during the three months ended September 30, 2014. The increase in the gain is primarily the result of the derivative warrant liabilities issued in connection with the senior convertible note on May 7, 2015 and the reduction in the Company’s closing market price of its common stock between the June 30, 2015 ($4.10 per share) issuance date and September 30, 2015 ($0.80 per share).

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $57,675,000 as of December 31, 2014, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the three months ended September 30, 2015, the Company realized income before income taxes. The Company did not recognize any income tax expense during the three months ended because of the valuation allowance previously recognized on its deferred tax assets. The Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforward, any deferred tax asset at September 30, 2015 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net income (loss)

As a result of the above, we reported net income of $5,707,407 and a net loss of $716,256 for the three months ended September 30, 2015 and 2014, respectively, an improvement of $6,423,663 (896.8%).

Loss applicable to common shareholders

The Company issued Series A Preferred and Series B Preferred effective April 13, 2012. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, accordingly there was no 6% cumulative dividend accrued in the three months ended September 30, 2015 or 2014.

Basic and Diluted Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants and assumed conversion of the secured convertible note using the treasury stock and “if converted” method. For periods in which net losses from continuing operations are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

The basic income (loss) per share was $2.12 and $(0.28) for the three months ended September 30, 2015 and 2014, respectively, for the reasons previously noted. The diluted income (loss) per share was $2.00 and $(0.28) for the three months ended September 30, 2015 and 2014, respectively, for the reasons previously noted. The senior convertible note payable was considered a common stock equivalent and the dilutive effect under the “as converted” method was included in the determination of diluted income per share for the three months ended September 30, 2015. All outstanding stock options and warrants were considered antidilutive and therefore excluded from the calculation of diluted income (loss) per share for the three months ended September 30, 2015 and 2014. Such potential common stock equivalents were considered anti-dilutive because of the net loss incurred during the period and/or the substantial decline in the market value of the company’s common stock ($0.80 per share at September 30, 2015) compared to the weighted exercise prices of outstanding stock options ($38.04 per share at September 30, 2015) and common stock purchase warrants ($5.36 per share at September 30, 2015). Potential shares of common stock as of September 30, 2015 that have been excluded from the computation of diluted net income (loss) per share amounted to 2,868,721 shares, which included 2,457,271 outstanding warrants and 411,450 outstanding stock options.

For the Nine months ended September 30, 2015 and 2014

Results of Operations

Overview

Infinity incurred a net loss applicable to common shareholders of $2,181,227, or $0.82 per share, for the nine months ended September 30, 2015 compared to a net loss applicable to common shareholders of $3,256,615, or $1.28 per share, for the nine months ended September 30, 2014. The Company issued Series A Preferred and Series B Preferred effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred (which represents value attributable to holders of the Series A Preferred and Series B Preferred rather than common stock) affects the Company’s net income (loss) by $-0- and $(25,527) to arrive at net loss applicable to common shareholders for the nine months ended September 30, 2015 and 2014, respectively. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, which eliminated the 6% cumulative dividend accrued in 2015 compared to 2014.

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

Stock-based compensation

Stock-based compensation expenses of $146,560 for the nine months ended September 30, 2015 decreased 84.5% from those in 2014, which were $946,901. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers in previous years. The Company has not granted any stock options during 2015. The significant decrease in stock-based compensation expense during 2015 compared to 2014 is attributable to the full vesting of the November 2012 stock option grant in November 2014, which eliminated the related amortization during the nine months ended September 30, 2015 and the lower market price of the Company’s common stock compared to the $30.00 per share exercise price on the date of the most recent stock option grant in January 2014, which is being amortized over two years. The significant decrease in the market price of the common stock compared to the $30.00 per share exercise price resulted in substantially less grant date fair value of the January 2014 option grant that deceased the overall amount amortized in the nine months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses of $355,055 for the nine months ended September 30, 2015 decreased $117,835, or 24.9% from those in 2014, which were $472,890. The decrease in general and administrative expenses is attributable to an overall decrease in professional fees of $104,423 as the Company engaged in less legal activities during the nine months ended September 30, 2015 compared to 2014 primarily due to the settlement of the Berge litigation in 2014 and the change in stock transfer agent for cost containment purposes. Reductions in general and administrative expenses were also attributable to us attending less investor conferences or similar forums during the nine months ended September 30, 2015 as compared to 2014. The closing of the Private Placement in May 2015 reduced the need to incur additional costs related to capital raising and investor relations activities during the first half of 2015.

Gain on sale of undeveloped leases

The Company sold its interests in certain undeveloped leases located in Colorado during the nine months ended September 30, 2014 for a net gain of $10,000. The Company has no remaining developed or undeveloped leases subsequent to such sale.

Gain on settlement of litigation

Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 10,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 10,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000 resulting in a gain of $179,877, which was recorded in the statement of operations during the nine months ended September 30, 2014.

Interest expense

Interest expense decreased from $2,661,638 for the nine months ended September 30, 2014 to $841,395 for the same period in 2015. This significant decrease is attributable to the Company converting approximately $575,000 of its interest bearing debt to common stock during early 2015. The Company received loan proceeds of $450,000 from the senior secured convertible note issued in May 2015 and $85,000 from two other convertible notes issued in July 2015 all of which bear interest at 8% and remained outstanding at September 30, 2015. In previous years the Company issued short-term notes payable at various dates and extended them at their maturities by paying additional compensation to the lenders chiefly in the form of warrants. The fair value of the warrants issued to the note holders at the origination and extension dates of the short-term promissory notes was recorded as a discount on the related debt. Amortization of the value of the warrants and revenue sharing interests granted to the holders resulted in a substantial increase in the overall effective borrowing costs during the nine months ended September 30, 2014 compared to the same period in 2015. Discount amortization represents a non-cash expense and totaled $717,162 and $2,511,783 of total interest expense recognized in the nine months ended September 30, 2015 and 2014, respectively.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Senior Convertible Note Issuance Costs

On May 7, 2015, we completed a Private Placement of a $12.0 million principal amount senior secured convertible note and a warrant to purchase 1,800,000 shares of the Company’s common stock, $0.0001 par value. We elected to account for and record such note on a fair value basis. Accordingly, all related debt issuance expenses, which totaled $1,302,629 (including $1,071,201 representing the value of the warrant to purchase 240,000 shares of common stock issued to placement agent and $231,428 of other fees and expenses), was charged to non-operating expenses in May 2015.

Change in Fair Value of Secured Convertible Note

On May 7, 2015, we completed a Private Placement of a $12.0 million principal amount senior secured convertible note and a warrant to purchase 1,800,000 shares of the Company’s common stock, $0.0001 par value. We elected to account for and record the senior convertible note on a fair value basis. The Company received $450,000 of proceeds at the date of issuance and the fair market value of the senior convertible note was estimated to be $682,400 ($232,400 over the proceeds of the note) as of the issuance date and $455,865 ($5,865 over the proceeds of the note) at September 30, 2015. The net $5,865 change in fair market value of the note is included in change in fair value of secured notes payable in the accompanying statement of operations for the nine months ended September 30, 2015.

Issuance of Warrant Derivative in Connection with Secured Convertible Note

On May 7, 2015, we completed a Private Placement of a $12.0 million principal amount senior secured convertible note payable and a warrant to purchase 1,800,000 shares of the Company’s common stock, $0.0001 par value. The warrant agreement contains various provisions that grant the holder ratchet and anti-dilution rights. Consequently, the warrant is required to be treated on a liability basis at its estimated fair value and classified as a derivative liability in the accompanying financial statements. We recorded its origination date estimated fair value at $8,034,007 as a non-operating expense in the nine months ended September 30, 2015. The value of the warrant to purchase 240,000 shares granted to the placement agent was included in senior convertible note issuance costs in the statement of operations as previously described.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the secured convertible note outstanding during 2015 and 2014 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to fair value as of September 30, 2015 and 2014. The mark-to-market process resulted in a gain of $8,329,827 during the nine months ended September 30, 2015 and a gain of $587,629 during the nine months ended September 30, 2014. The increase in the gain is primarily the result of the derivative warrant liabilities issued in connection with the senior convertible note on May 7, 2015 and the reduction in the Company’s closing market price of its common stock between the May 7, 2015 ($5.00 per share) issuance date and September 30, 2015 ($0.80 per share).

Other income

Other income increased from $72,835 in for the nine months ended September 30, 2014 to $174,457 in 2015. Other income in both 2015 and 2014 is primarily related to derecognition of certain liabilities due to the expiration of the statute of limitations on collection of obligations of the Company.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $57,675,000 as of December 31, 2014, which expire from 2025 through 2029. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the nine months ended September 30, 2015, the Company realized net losses. The Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforward, any deferred tax asset at September 30, 2015 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net loss

As a result of the above, we reported a net loss of $2,181,227 and $3,231,088 for the nine months ended September 30, 2015 and 2014, respectively, an improvement of $1,049,861 (32.5%).

Loss applicable to common shareholders

The Company issued Series A Preferred and Series B Preferred effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred (which represents value attributable to holders of the Series A Preferred and Series B Preferred rather than common stock) affects the Company’s net loss by $-0- and $25,527 to arrive at net loss applicable to common shareholders for the nine months ended September 30, 2015 and 2014, respectively. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, which reduced the amount of the 6% cumulative dividend accrued in 2015 compared to 2014.

Basic and Diluted Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses from continuing operations are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

The basic and diluted loss per share was $0.82 and $1.28 for the nine months ended September 30, 2015 and 2014, respectively, for the reasons previously noted. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2015 and 2014 because of the net loss reported for each period. Potential shares of common stock as of September 30, 2015 that have been excluded from the computation of diluted net loss per share amounted to 2,868,721 shares, which included 2,457,271 outstanding warrants and 411,450 outstanding stock options.

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

We were unable to raise long-term capital in 2014 to pay the majority of the outstanding short-term promissory notes on their respective maturity dates. We were able to negotiate extensions of the maturity dates on these short-term promissory notes by issuing additional warrants exercisable to purchase shares of common stock and, in one case, granting a revenue sharing interest in our Nicaraguan Concessions. See “Recent Issuances of Unregistered Securities.”

In the first quarter 2015, we were able to increase our line-of-credit to a maximum of $100,000, which provided us some liquidity, but were unable to obtain other sources of capital. On February 28, 2015, the short-term note holders of maturing debt exercised their right to convert principal balances totaling $475,000 and accrued interest totaling $28,630 into 100,726 shares of common stock at an exchange rate of $5.00 per share. In addition on March 31, 2015, the lender who provides the line-of-credit facility converted a partial principal balance totaling $50,000 into 10,000 shares of common stock at a price of $5.00 per share. These debt to equity conversions helped to reduce our near term cash needs.

In July 2015, the Company issued two promissory notes for total cash proceeds of $85,000. The promissory notes have maturity dates in October 2015. In connection with the notes, the Company issued warrants exercisable to purchase 8,500 shares of common stock at an exercise price of $5.60 per share. The warrants are immediately exercisable and terminate five years from their dates of issuance.

On December 27, 2013 the Company borrowed $1,050,000 under the December 2013 Note, which is an unsecured credit facility with a private, third-party lender. Effective April 7, 2015 the Company and the lender agreed to extend the maturity date of the December 2013 Note from April 7, 2015 to the earlier of (i) April 7, 2016 or (ii) the payment in full of the Investor Note issued in the May 2015 Private Placement in the principal amount of $9,550,000 (the “New Maturity Date”). All other terms of the Note remain the same.

The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the December 2013 Note.

On May 7, 2015 the Company completed the May 2015 Private Placement of $12.0 million principal amount senior secured convertible note and a warrant to purchase 1,800,000 shares of the Company’s common stock with an institutional investor. At the closing of the May 2015 Private Placement, the investor acquired the senior convertible note by paying $450,000 in cash and issuing the Investor Note, secured by cash, with a principal amount of $9,550,000. Assuming all amounts payable to the Company under the Investor Note are paid, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company used the initial proceeds from the closing to retire certain outstanding obligations, including the 2015 area and training fees of approximately $155,000 owed to the Nicaraguan government relating to its Nicaragua Concessions, and to provide additional working capital.

The Company will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. The investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part

The senior convertible note matures on the three-year anniversary of its issuance, bears interest at 8% per annum, and is convertible at any time at the option of the holder into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). As a part of the May 2015 Private Placement, the Company issued a Warrant to the investor giving it the right to purchase up to an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The Warrant is exercisable commencing six months from the date of issuance for a period of seven years from the date of issuance.

The investor has no right to convert the senior convertible note or exercise the Warrant to the extent that such conversion or exercise would result in the investor being the beneficial owner of in excess of 9.99% of the Company’s common stock. The senior convertible note ranks senior to the Company’s existing and future indebtedness and is secured by all of the assets of the Company, excluding the Nicaraguan Concessions.

We are negotiating the renewal and/or adjustment of the required letters of credit with the Nicaraguan Government. Further, we intend to seek a waiver of the 3-D seismic mapping requirement because we do not believe it will be effective in providing additional information due the supplemental water depth and other factors. We plan to prepare the necessary information to submit to the EIA in order to obtain the necessary authorizations to drill up to five locations in the Concessions. There can be no assurance that we will be successful in any of the foregoing regards. Except for the foregoing items, we believe we are in full compliance with the terms of the Nicaraguan Concessions agreements.

WestPark Capital acted as placement agent for the Company in the transaction and received a fee of 6% of cash proceeds, or $600,000, if and when the Company receives the full cash proceeds. It received $27,000 of such amount at the closing. The Company also issued WestPark a warrant exercisable to purchase 240,000 shares of common stock at a price of $5.00 per share. The warrant is exercisable commencing six months from the date of issuance for a period of seven years from the date of issuance.

As of September 30, 2015, we owed $55,324 on our line-of-credit, which is due November 28, 2015 and the December 2013 Note in the principal amount of $1,000,000 that is due on the earlier of (i) April 7, 2016 or (ii) the payment in full of the Investor Note issued in the May 2015 Private Placement in the principal amount of $9,550,000. We intend to seek additional short-term debt financing to provide the funds necessary to pay-off the line-of-credit when it comes due and to provide working capital to fund normal operations, although we can provide no assurances that we will be successful in this regard. Our current financial condition has made traditional bank loans and normal financing terms unattainable; therefore, we may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

The Company is in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of June 30, 2015. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company is in process of identifying at least one potential drilling site on the Perlas Block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires the Company to shoot additional seismic, which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is negotiating with the Nicaraguan government to seek a waiver of the additional seismic mapping on the Tyra Block so that it can proceed with exploratory drilling. There can be no assurance whether it will be able to obtain a waiver of the requirement.

In accordance with the Nicaraguan Concession agreements, the Company has previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. In accordance with the Nicaraguan Concession agreements, the Company must provide the Ministry of Energy with the required letters of credit in the amounts which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases as required by the Nicaraguan Concessions, to replace the expired letters of credit. The minimum cash requirements to maintain and comply with the minimum work program as defined in the Nicaraguan Concessions for the next twelve month period will be approximately $5,500,000 for the Perlas Block which includes all costs to prepare for and drill the initial exploratory well, and $280,000 for the Tyra Block, assuming the waiver is granted regarding the seismic mapping. If such waiver is not granted, the Company estimates it will require approximately $2,500,000 for the seismic mapping. Finally, the Company estimates it will need approximately $300,000 to prepare and submit an environmental supplement to the Nicaraguan government to identify and receive authorization to drill up to five wells in the Concessions.

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

The Company must successfully comply with the restrictions related to the senior convertible note in order to release the remaining $9.45 million in funding under the Investor Note or it must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) fund approximately $300,000 to prepare and submit an environmental supplement to the Nicaraguan government to identify and receive authorization to drill up to five wells in the Concessions; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions if it is unable to negotiate a waiver of such requirement form the Nicaraguan government; (5) the payment of normal day-to-day operations and corporate overhead; and (6) the payment of outstanding debt and financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2015 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is actively seeking new outside sources of debt and equity capital in order fund the substantial needs enumerated above, however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements to drill the exploratory wells.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of September 30, 2015, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in litigation as follows:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity dated January 3, 2005 in Erath County, Texas and has claiming breach of contract for failure to pay amounts due. On October 13, 2011, a default judgment was entered against the Company in the amount of $445,521 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company has engaged in negotiations with the State of Texas in late 2012 and early 2013 and has reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

●	Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers retain potential liability on the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as an asset retirement obligation on the balance sheets.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Company’s offshore Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity dated November 20, 2013 and is claiming breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter dated August 15, 2014 of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or around June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputes the Company’s contentions and has submitted the dispute to binding arbitration. The Company has accrued $49,000 in accounts payable as of September 30, 2015 and December 31, 2014, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 10,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 10,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000, resulting in a gain of $179,878 which was recorded in the statement of operations for the nine months ended September 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2015, the Company entered into the following unregistered sales of equity securities:

●	On August 28, 2015 the Company negotiated an extension of the line-of-credit facility to November 28, 2015 and granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on August 28, 2020. The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment of the credit facility and issuance of the warrants. It relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the credit facility and warrants.

●	In July 2015, the Company issued two promissory notes for total cash proceeds of $85,000. The promissory notes have maturity dates in October 2015. In connection with the notes, the Company issued warrants exercisable to purchase 8,500 shares of common stock at an exercise price of $5.60 per share. The warrants are immediately exercisable and terminate five years from their dates of issuance. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the foregoing notes and warrants. It paid no compensation in connection with the issuance of the notes and warrants.

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	November 23, 2015
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	November 23, 2015
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

