Form 10-K
period 2015-12-31
INFINITY ENERGY RESOURCES, INC
filed 2016-04-14
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2015, the aggregate market value of the Registrant’s common equity held by non-affiliates, computed by reference to the closing price on June 30, 2015 was $8,536,482.

The number of shares of our common stock outstanding as of April 14, 2016 is 5,392,016.

Documents incorporated by reference: None

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

Part I

Item 1. Business.

DESCRIPTION OF BUSINESS

Overview

Infinity Energy Resources, Inc. is an independent energy company that is pursuing an oil and gas exploration opportunity offshore of Nicaragua in the Caribbean Sea. On March 5, 2009, the Nicaraguan government granted us the Concessions to explore approximately1.4 million acres offshore Nicaragua. Since such point we have focused our efforts solely on these Concessions. Previously we were engaged in the acquisition, exploration and development of natural gas and oil properties in the United States. We ceased all domestic oil and gas exploration and production in the United States by December 2009.

Nicaragua

We began pursuing an oil and gas exploration opportunity offshore Nicaragua in the Caribbean Sea in 1999. Since such time, we built relationships with the Instituto Nicaraguense de Energia (“INE”) and undertook the geological and geophysical research that helped us to become one of only six companies qualified to bid on offshore blocks in the first international bidding round held by INE in January 2003.

On March 5, 2009, we signed the contracts granting us the Perlas and Tyra concession blocks offshore Nicaragua (the “Nicaraguan Concessions” or “Concessions”). Since our acquisition of the Nicaraguan Concessions, we have conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over our Perlas and Tyra concession blocks. In April 2013 the Nicaraguan government formally approved our Environmental Impact Assessment, at which time we commenced significant activity under the initial work plan involving the acquisition of new seismic data on the two Nicaraguan Concessions. We undertook seismic shoots during late 2013 that resulted in the acquisition of new 2-D and 3-D seismic data and have reviewed it in order to select our initial drilling sites for exploratory wells.

Business Strategy

Our principal objective is to create stockholder value through the development of our Nicaraguan Concessions. We have commenced significant activity under the initial work plan and received formal governmental approval of the environmental study in 2013. We have used previously existing reprocessed 2-D seismic data to identify or evaluate the prospects. We had additional 2-D and 3-D seismic mapping done on the Concessions to provide additional data. We are reviewing the data in order to evaluate the potential oil and gas producing structures and select our initial drilling sites for exploratory wells, given sufficient capital and necessary Nicaraguan government approvals.

We intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any. To this end we completed the May 2015 Senior Convertible Note Private Placement described below. We plan to seek joint venture or working interest partners prior to the commencement of any exploratory drilling operations on the Nicaraguan Concessions. In this connection, we may seek offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations or other strategic partnership.

Recent Developments

Senior Convertible Note and Warrant Private Placement

On May 7, 2015 we completed the private placement with an institutional investor of a $12.0 million principal amount Senior Convertible Note (the “Convertible Note”) and a Warrant (the “Warrant”) exercisable to purchase 1,800,000 shares of our common stock. The Convertible Note ranks senior to our existing and future indebtedness and is secured by all of our assets, excluding the Nicaraguan Concessions. At the closing, such investor acquired the Convertible Note by paying $450,000 in cash and issuing a secured promissory note, secured by cash, with an aggregate initial principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to us under the Investor Note are paid without any offset or default, the May 2015 Private Placement will result in gross proceeds of $10.0 million before Placement Agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. We used the initial proceeds from the closing to retire certain outstanding obligations, including delinquent 2015 area and training fees of approximately $155,000 owed to the Nicaraguan government relating to our Nicaragua Concessions, and to provide additional working capital. We will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note.

Granada Development

On October 13, 2014 we entered into a Letter of Intent (“LOI”) with Granada Exploration, LLC (“Granada Exploration”), which has agreed to join with us to explore for potential hydrocarbons on the Concessions. Under the terms of the LOI, Granada Exploration will provide its services in exchange for a working interest in the Nicaraguan Concessions. The scope of such services will be more specifically described in a mutually acceptable Exploration Services Agreement (“ESA”), which we are currently negotiating with Granada. The ESA is anticipated to provide that Granada Exploration will earn an assignment from us of an undivided 30% working interest in the Concessions, based on an 80% net revenue interest. We plan to enter into a Joint Operating Agreement with Granada Exploration under which Granada Exploration may, at its discretion, participate in an initial exploratory well for up to an additional undivided 20% working interest, on a prospect-by-prospect basis, with such additional interest to be based on an 80% net revenue interest.

The LOI is subject to Granada Exploration’s due diligence, including the evaluation of our filings with the Securities and Exchange Commission (“SEC”), Concession and other documents showing that we are is in good standing with the Nicaraguan government, negotiation and approval of mutually acceptable formal agreements, and final approval by a majority of the partners of Granada Exploration. Progress has been delayed due to the current environment affecting oil and gas exploration projects and uncertainties involving the status of the Nicaraguan concessions.

Exploration and Development - Nicaraguan Concessions

Preliminary analyses and interpretation of available 2-D seismic data by independent consultants has revealed that the Nica-Tinkham Ridge, the single most important structure in the basin, traverses both of the blocks (Tyra and Perlas) in the Concessions and controlled the deposition of Eocene and possibly younger reef systems. Such preliminary analyses have identified four prospects covering a total of over 547 square miles. Our consultants, Brazilian-based Consultoria em Geologia Geofísica e Informática do Petróleo LTDA (“CGGIP”) and its senior geological consultant, Luciano Seixas Chagas, working in concert with Thompson & Knight Global Energy Services LLC, are building a credible model suggesting that the Eocene geologic zone alone has a potential that hydrocarbons could be present, based upon certain assumptions involving porosity, saturation, recovery and other parameters. This model is also subject to the complex geology of the region and the fact that the reef system has never been drilled. The model is based upon preliminary conclusions and is subject to further analysis of our more recent 2-D and 3-D seismic data and interpretation, and various assumptions that cannot be confirmed or disproved until the prospects are drilled. We believe the model supports our long-held belief that the Nicaraguan Concessions have the potential for oil discoveries, although we can offer no assurances in this regard.

In April 2011, we filed with the Nicaraguan government an Environmental Impact Assessment (“EIA”) covering proposed seismic activities on our Nicaraguan Concessions. The filing of the EIA was followed by a comment period during which there was interaction between us the Ministerio del Ambiente y los Recursos Naturales de Nicaragua, an agency of the Nicaraguan government; and the autonomous regions of Nicaragua that are nearest to the Nicaraguan Concessions. In April 2013 the EIA was formally approved by the Nicaraguan government and we were cleared to commence 2-D and 3-D seismic mapping activities in the area. In late 2013 and early 2014 CGG Services (US) Inc. – NASA, a fully integrated Geoscience company that provides geological, geophysical and reservoir services to the global oil and gas industry, conducted 2-D and 3-D seismic data covering selected areas within the boundaries of the Nicaraguan Concessions. In March 2014 we opened a seismic data room at CGG’s Houston headquarters in order for potential strategic and/or financial partners to view the fully processed results of the seismic survey activities conducted by CGG.

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

The Nicaraguan Government has yet to receive the EIA supplement and issue the drilling permit; however, assuming that it does accept the supplemental EIA and grant the drilling permit. We will be required to drill at least one exploratory well on the Perlas Block within one-year (estimated to be prior to May 2016) or risk being in default and losing its rights under the Nicaraguan Concessions. Management intends to seek an extension of this deadline from the Nicaraguan government given the current environment for oil and gas exploration projects, although no assurance can be given in this regard.

We are is in technical default of the Nicaraguan Concession because we have not provided the required letters of credit to the Nicaraguan Government. In accordance with the Nicaraguan Concession agreements, we had previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). We had also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. We are currently negotiating the renewal and increase of the required letters of credit which total $1,356,227 for the Perlas block and $278,450 for the Tyra block with the Nicaraguan Government and our lenders; however, there can be no assurance that we will be successful in the regard. We believe that we are in full compliance with the terms of the Nicaraguan Concessions agreements, except for the renewal of the expired letters of credit, however there are other deadlines that are approaching in 2016 involving the drilling of exploratory wells that management believes it will be unable to meet.

We must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (3) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions if we are unable to negotiate a waiver of such requirement from the Nicaraguan government; (4) the payment of normal day-to-day operations and corporate overhead; and (5) payment of outstanding debt and financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2015 or our ability to satisfy the conditions necessary to maintain our Nicaragua Concessions will be in significant doubt. We completed the May 2015 Private Placement in May 2015 in an effort to obtain the required capital.

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

Costs incurred during the year ended December 31, 2015 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2015
Property acquisition costs:
Proved	$—
Unproved
Total property acquisition costs	—
Development costs	—
Exploration costs	92,568
Total costs	$92,568

Exploration costs during the year ended December 31, 2015 primarily related to Concession fees paid to the Nicaraguan Government for 2015 and the supplement to the environmental impact study in preparation for the drilling of exploratory wells.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

	December 31,
	2015	2014

Proved oil and gas properties	$-	$-
Unproved oil and gas properties	10,685,404	10,592,836
Total	10,685,404	10,592,836
Less amounts allocated to revenue sharing interest granted to note holder for extension of maturity date	(964,738)	(964,738)
Less accumulated impairment charge on oil and gas properties	(9,720,666)	—
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$9,628,098

Management has performed its impairment tests on its oil and gas properties as of December 31, 2015 and has concluded that a full impairment reserve should be provided on the costs capitalized for its unproved oil and gas properties consisting solely of the Nicaraguan Concessions. Therefore, an impairment charge of $9,720,666 has been recorder, including operating expenses for the year ended December 31, 2015, which reduces the carrying amount of oil and gas properties to zero as of December 31, 2015. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. This may provide substantial impediments for us and our ability to obtain adequate financing to fund the exploration and development of our Nicaraguan Concessions and the overall economic viability of such Concessions if we discover hydrocarbons in commercial quantities.

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

Until April 13, 2014 when we received our initial environmental approval from the Nicaraguan government, we were in the environmental phase of Sub-Period 1 for both Perlas and Tyra and the operational phase of Sub-Period 1 was suspended for both Concessions. Upon issuance of the environmental permit, the suspension was lifted and the operational phase for each Concession commenced. Thus, we have until July 11, 2016 and April 11, 2016 to meet the requirements of Sub-Period 3 for the Tyra and Perlas Concessions, respectively. Additionally, we have until July 11, 2018 and April 11, 2018 to comply with the requirements of Sub-Period 4 of the Tyra and Perlas Concessions, respectively. We are attempting to negotiate extensions of the time to meet the requirements of Sub-Period 3 with the Nicaraguan government including the required drilling of exploratory wells. There can be no assurance that we will be successful in negotiating such extensions and if we are unsuccessful, then we would be in default of and risk termination of the Nicaraguan Concessions.

Competition

We compete in virtually all facets of our businesses with numerous other companies in the oil and gas industry, including many that have significantly greater financial and other resources. Such competitors will be able to pay more for desirable oil and gas leases and to evaluate, bid for, and purchase a greater number of properties than our financial or personnel resources permit.

Our business strategy includes highly competitive oil and natural gas exploration, development and production. We face intense competition from a large number of independent exploration and development companies as well as major oil and gas companies in a number of areas such as obtaining the capital necessary to pursue our Nicaraguan Concessions and seeking to acquire the services, equipment, labor and materials necessary to explore, operate and develop those properties. Most of our competitors have financial and technological resources substantially exceeding those available to us. We cannot be sure that we will be successful in developing and operating profitable the Concessions in the face of this competition.

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

Employees

We have two employees, our CEO and CFO, whose salaries we have deferred. We also use outside contractors to perform services.

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

Proved Reserves Reporting

We had no proved reserves as of December 31, 2015 and 2014.

Production, Prices and Production Costs

We had no production during the years ended December 31, 2015 or 2014.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the costs we incurred in the purchase of proved and unproved properties and in development and exploration activities in Nicaragua:

	2015	2014
Property acquisition costs:
Proved	$—	$—
Unproved	—	—
Total property acquisition costs	—	—
Development costs	—	—
Exploration costs	92,568	115,622

Total costs	$92,568	$115,622

Exploration costs during the years ended December 31, 2015 and 2014 are primarily attributable to area fees and training costs paid to the Nicaraguan government.

There were no development, exploration or acquisition costs incurred during 2015 and 2014 on our domestic properties.

Drilling Activity

We had no drilling activity during the years ended December 31, 2015 or 2014.

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases we held as of December 31, 2014.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Onshore U.S.	—	—	—	—
Offshore Nicaragua	—	—	1,386,000	1,386,000
Total	—	—	1,386,000	1,386,000

Item 3. Legal Proceedings.

The Company is currently involved in litigation as follows:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, who filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity, dated January 3, 2005, in Erath County, Texas and has claimed breach of contract for failure to pay amounts due. On October 13, 2011, a default judgment was entered against the Company in the amount of $445,521 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company negotiated with the State of Texas in late 2012 and early 2013 and reached a settlement agreement that would reduce the aggregate liability in this action and any extension of this action to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain to be satisfied in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers have potential liability in this matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore, these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as an asset retirement obligation on the balance sheets.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with the Company, dated November 20, 2013, and claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter dated August 15, 2014 of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or around June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputes the Company’s contentions and has submitted the dispute to binding arbitration. The Company has accrued $49,000 in accounts payable as of December 31, 2015 and 2014, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 10,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 10,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000, resulting in a gain of $179,878 which was recorded in the statement of operations for the year ended December 30, 2014.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Infinity’s common stock trades on the Over-the-Counter QB Tier Market (OTCQB) under the symbol “IFNY” The following table sets forth the high and low closing bid prices for Infinity’s common stock as reported by the OTCQB. The closing price of the common stock on April 8, 2016 was $0.08 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2014	High	Low
1st Quarter	$16.30	$10.70
2nd Quarter	$15.40	$10.90
3rd Quarter	$11.90	$6.70
4th Quarter	$9.80	$5.10

Year Ended December 31, 2015	High	Low
1st Quarter	$5.80	$3.50
2nd Quarter	$5.60	$3.60
3rd Quarter	$4.50	$0.70
4th Quarter	$1.20	$0.12

Reverse Stock Split

In November 2015, the Company filed an amendment to its Certificate of Incorporation to effect a one-for-ten reverse stock split of its issued and outstanding shares of common stock. Its authorized shares and par value per share remain unchanged. All common stock share and per share information in this Annual Report, including the above table reflecting the range of closing prices for the Company’s common stock, have been adjusted to reflect retroactive application of the reverse split, unless otherwise indicated.

Holders of Common Stock

At December 31, 2015, there were approximately 145 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,500 shares of the Company’s common stock were reserved for issuance under the 2005 Plan however such 2005 Plan has now expired and no further issuances can be made. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has issued other stock options not pursuant to a formal plan with terms similar to the 2005 and 2006 Plans.

The Annual Meeting of Stockholders was held on September 25, 2015 and the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares for issuance under the Plan.

As of December 31, 2015, 515,650 shares were available for future grants under all plans.

The following table sets forth certain information regarding our stock option plans as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	71,850	$21.25	515,650
Option grants not issued under a plan approved by stockholders	339,600	41.59	n/a
Total	411,450	$38.04	515,650

Recent Issuances of Unregistered Securities

The following sets forth information regarding the issuance of unregistered securities by the Company in its fiscal year ended December 31, 2015.

The Company entered into a line-of-credit facility on September 23, 2013, which after amendments, provides for borrowings on a revolving basis up to a maximum of $75,000 at December 31, 2015. The parties agreed to extend the maturity date of this facility November 23, 2013 to January 23, 2014 and subsequently to February 23, 2016. The entity providing the credit facility is owned by an officer of another corporation for which the Company’s president and chairman of the board serves as president and chairman of the board. The facility is convertible at an exchange rate of $5.00 per share, is secured and bears interest at 8% per annum. The Company granted the lender common stock purchase warrants to acquire a total of 121,563 shares of common stock at an exercise price of $5.00 per share (as amended on October 23, 2015), which warrants are immediately exercisable and expire from February 28, 2020 to October 23, 2020. The parties agreed as a condition to the renewal of the line-of-credit in February 2015 that all previously existing warrants would be extended to a five-year term and the exercise price reduced to $5.00 per share. The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment and extension of the credit facility and issuance of the warrants. It relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the promissory note for the credit facility and warrants.

On February 28, 2015, the holders of short-term notes payable exercised their rights to convert principal balances totaling $475,000 and accrued interest totaling $28,630 into 1,007,260 shares of common stock at an exchange rate of $0.50 per share. In addition on March 31, 2015, the lender who provides the line-of-credit facility exercised its right to convert a partial principal balance totaling $50,000 into 10,000 shares of common stock at an exchange rate of $5.00 per share. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for conversion the forgoing notes into shares of common stock. The Company did not pay any compensation or fees to any party in connection with the issuance of the shares of Common Stock, but paid such noteholders fees totaling $55,363 in connection with the conversion of their loans.

On July 7, 2015 the Company borrowed $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bore interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant exercisable to purchase 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that if the note and interest thereon are not paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 5,000 shares of common stock at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire on October 7, 2020. The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment and extension of the promissory note and issuance of the warrants. It relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the promissory note and warrants.

On July 15, 2015 the Company borrowed $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bore interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant exercisable to purchase 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire on October 15, 2020. The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment and extension of the promissory note and issuance of the warrants. It relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the promissory note and warrants.

On May 7, 2015 the Company completed the private placement of a $12.0 million principal amount Convertible Note and a Warrant exercisable to purchase 1,800,000 shares of the Company’s common stock with an institutional investor.

At the closing on May 7, 2015, such investor acquired the Convertible Note by paying $450,000 in cash and issuing the Company the Investor Note, secured by cash, with a principal amount of $9,550,000. Assuming all amounts payable to the Company under the Investor Note are paid, the private placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company used the initial proceeds from the closing to retire certain outstanding obligations, including the 2015 area and training fees of approximately $155,000 owed to the Nicaraguan government relating to its Nicaragua Concessions, and to provide additional working capital.

The Company will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. The investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part.

The investor must prepay the Investor Note, in whole or in part, upon the occurrence of one or more mandatory prepayment events. These include (i) the investor’s conversion of the Convertible Note into shares of common stock upon which the investor will be required to prepay the Investor Note, on a dollar-for-dollar basis, for each subsequent conversion of the Convertible Note and (ii) the Company’s delivering a mandatory prepayment notice to the investor after it has received governmental authorizations from the Nicaraguan authorities necessary to commence drilling on at least five sites within the Nicaraguan Concessions, among other conditions.

The Convertible Note matures on the three-year anniversary of its issuance, bears interest at 8% per annum, and is convertible at any time at the option of the holder into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). As a part of the May 2015 Private Placement, the Company issued a Warrant to the investor giving it the right to purchase up to an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The Warrant is exercisable commencing six months from the date of issuance for a period of seven years from the date of issuance.

If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the Conversion Price or Warrant exercise price then in effect, the then current Conversion Price and Warrant exercise prices will be decreased to equal such lower price.

The selling stockholder has no right to convert the Convertible Note or exercise the Warrants to the extent that such conversion or exercise would result in the selling stockholder being the beneficial owner of in excess of 9.99% of the Company’s common stock. The Convertible Note ranks senior to the Company’s existing and future indebtedness and is secured by all of the assets of the Company, excluding the Nicaraguan Concessions.

The Company used a portion of the funds from this credit facility to resolve the contingency related to the delinquent payment of 2015 training and area fees and the expired letters of credit for its Nicaraguan concessions. The Company continues to negotiate the renewal of the letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard. In addition we are attempting to negotiate extensions of other deadlines that are approaching in 2016 involving the drilling of exploratory wells that management believes it will be unable to meet.

The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the Convertible Note and Warrants. WestPark Capital acted as Placement Agent for the Company in the transaction and received a fee of 6% of cash proceeds, or $600,000, if and when the Company receives the full cash proceeds. It received $27,000 of such amount at the closing and was reimbursed legal fees of $7,500. The Company also issued WestPark a Warrant exercisable to purchase 240,000 shares of common stock at a price of $5.00 per share, which Warrant was exercisable upon issuance.

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “Note”) bearing interest at 8%. Effective April 7, 2015 the Company and the lender agreed to extend the maturity date of the Note from April 7, 2015 to the earlier of (i) April 7, 2016 or (ii) the payment in full of the Investor Note issued to the Company by Hudson Bay Master Fund, Ltd. in the principal amount of $9,550,000 (the “New Maturity Date”). All other terms of the Note remain the same. The extension to the New Maturity Date closed on May 8, 2015.

The Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

In connection with the loan, the Company granted the lender a warrant exercisable to purchase 100,000 shares of its common stock at an exercise price of $10.00 per share. In connection with the extension of the maturity date of the Note to the New Maturity Date, the Company (i) issued the lender 20,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $5.00 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the Note. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the Note on or before its New Maturity Date, the number of shares issuable under the warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remain the same.

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

FORWARD-LOOKING STATEMENTS

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have substantial obligations to a number of third parties, including our December 2013 in the original principal amount of $1,050,000 due in April 2016 and the $12.0 million Convertible Note due May 2018, which began amortizing in October 2015, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions, including compliance with the letter of credit and other requirements of the Nicaraguan Concessions, and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct required seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders, including Amegy Bank, NA; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock, including sales of shares of common stock issued to the holder of the Convertible Note upon its conversion of portions of the outstanding principal amount of the Convertible Note; (xxii) possible issuance of common stock subject to options and warrants may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; and (xxix) whether we will be able to find an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions.

The following information should be read in conjunction with the Financial Statements and Notes presented elsewhere in this annual report on Form 10-K. See Note 1 – “Summary of Significant Accounting Policies,” to the Financial Statements for the Years Ended December 31, 2015 and 2014.

2016 Operational and Financial Objectives

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

For the Years Ended December 31, 2015 and 2014

Results of Operations

2016 Operational and Financial Objectives

Corporate Activities

We hold a 100% working interest in any hydrocarbon deposits found under the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. The final approval of the EIA by the Nicaraguan government of our environment impact study on April 13, 2013, began Sub-Period 2 for both the Tyra and Perlas Blocks as defined in the Nicaraguan Concessions. We believe we have satisfied the acquisition, processing and interpretation of Seismic data required in Sub-Period 2 for both the Perlas and Tyra Blocks. Therefore, we are now in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of December 31, 2015. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. We are in process of identifying at least one potential drilling site on the Perlas block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires us to shoot additional seismic, which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. We are negotiating with the Nicaraguan government to seek a waiver of such additional seismic mapping on the Tyra Block so that we can proceed with exploratory drilling. There can be no assurance whether we will be able to obtain such waiver of the requirement.

During late December 2013, we completed the 2-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at that point. We believe that the newly acquired 2-D seismic data, together with the previously acquired reprocessed 2-D seismic, helped us to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable hydrocarbons (principally oil) in place. In addition, the new 2-D seismic acquired in 2013 provided our first geological information regarding the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise older 2-D seismic mapping. We have identified multiple promising sites on the Perlas Block for exploratory drilling and is planning the drilling of initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves. We believe that we have performed all work necessary as of December 31, 2015 to proceed to Sub-Period 3 for the Perlas Block as defined in the Nicaraguan Concessions, which requires the drilling of at least one exploratory well on the Perlas concession within the following one-year period. We must first prepare and submit a supplemental EIA to the Nicaraguan government before the drilling permit can be issued on the Perlas Block.

We must prepare and submit the EIA supplement to the Nicaraguan Government, assuming that it does accept the supplemental EIA and grant the drilling permit, we will be required to drill at least one exploratory well on the Perlas Block within one-year (estimated to be prior to May 2016) or risk being in default and losing its rights under the Nicaraguan Concessions. We do not believe that we will proceed to drilling the Nicaraguan Concessions during 2016 given the current state of the oil and gas commodity markets, financing the drilling, and the challenging economics for any new exploration and development project, especially a project in an area of the world without historical proven reserves of commercial hydrocarbons. We believe that we can negotiate extensions with the Nicaraguan government of the required date by which an exploratory well must be drilled; however, there can be no assurance in this regard.

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

We do not expect that we will be able to meet the Nicaraguan Concession requirements and proceed to drilling the required exploration wells during 2016 given the current state of the oil and gas commodity markets, the availability of financing and the challenging economics for any new exploration and development project, especially a project in an area of the world without historical proven reserves of commercial hydrocarbons. We believe that we will be able to negotiate extensions with the Nicaraguan government of the required date by which an exploratory well must be drilled; however, there can be no assurance in this regard. These remain as substantial operational and legal issues that we must resolve in order to maintain our rights under the Nicaraguan Concessions during 2016.

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

Results of Operations

Reverse Stock Split

In November 2015, we filed an amendment to our Certificate of Incorporation to effect a one-for-ten reverse stock split of our issued and outstanding shares of common stock. Our authorized shares and par value per share remain unchanged. All common stock share and per share information in the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying financial statements and notes thereto have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated. See Note 5—“Common Stock” to the Financial Statements for the Years Ended December 31, 2015 and 2014 for additional information about the Reverse Split.

Results of Operations

Overview

The Company incurred a net loss applicable to common shareholders of $10,996,243, or $4.07 per share, for the year ended December 31, 2015 compared to a net loss applicable to common shareholders of $3,707,052, or $1.46 per share, for the year ended December 31, 2014. The Company issued Series A Preferred and Series B Preferred effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred (which represents value attributable to holders of the Series A Preferred and Series B Preferred rather than common stock) affected the Company’s net income (loss) by $-0- and $(25,527) to arrive at net loss applicable to common shareholders for the years ended December 31, 2015 and 2014, respectively. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, which eliminated the 6% cumulative dividend accrued in 2015 compared to 2014.

Revenue

The Company had no revenues in either 2015 or 2014. It focused solely on the exploration, development and financing of the Nicaraguan Concessions.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2015 or 2014. The Company sold its investment in Infinity-Texas in July 2012, and developed oil and gas properties in the United States in 2015 and 2014.

The Company has no current or planned domestic exploration and development activities at this time. It is not actively working on any domestic property, focusing instead on the exploration, development and financing of the Nicaraguan Concessions.

Stock-based compensation

Stock-based compensation expenses of $192,148 for the year ended December 31, 2015 decreased 82.3% from those in 2014, which were $1,087,103. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers in previous years that vest generally over a two year time period. The Company has not granted any stock options during 2015. The significant decrease in stock-based compensation expense during 2015 compared to 2014 is attributable to the full vesting of the November 2012 stock option grant in November 2014, which eliminated the related amortization during the year ended December 31, 2015 and the lower market price of the Company’s common stock compared to the $30.00 per share exercise price on the date of the most recent stock option grant in January 2014, which is being amortized over two years. The significant decrease in the market price of the common stock compared to the $30.00 per share exercise price resulted in substantially less grant date fair value of the January 2014 option grant that decreased the overall amount amortized in the year ended December 31, 2015 compared to 2014.

General and Administrative Expenses

General and administrative expenses of $478,726 for the year ended December 31, 2015 decreased $255,976, or 34.8%, from those in 2014, which were $734,702. The decrease in general and administrative expenses is attributable to an overall decrease in professional fees of $138,122 as the Company engaged in less legal activities during the year ended December 31, 2015 compared to 2014 primarily due to the settlement of the Berge litigation in 2014 and the change in our stock transfer agent in early 2015 for cost containment purposes. We reduced our Nicaragua Concession expenses by $76,845 in 2015 compared to 2014 as we reduced our activities due to the overall difficult environment for all oil and gas development projects. Reductions in general and administrative expenses were also attributable to us attending fewer investor conferences or similar forums during the year ended December 31, 2015 compared to 2014, which decreased such expenses by $41,009. The closing of the May 2015 Private Placement reduced the need to incur additional costs related to capital raising and investor relations activities during the first half of 2015 coupled with the poor investment climate for oil and gas companies during 2015.

Impairment charge on oil and gas properties

The Company determined to fully reserve the previously capitalized oil and gas expenditures as of December 31, 2015 and record an impairment charge of $9,720,666 during the year ended December 31, 2015. The Company believes this is a reasonable and necessary position based on the challenges it and the entire oil and gas industry currently faces.

The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. This may provide substantial impediments for the Company and its ability to obtain adequate financing to fund the exploration and development of its Nicaraguan projects. If the Company does not receive the funding anticipated under its May 2015 Private Placement, it must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (3) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government (4) the payment of normal day-to-day operations and corporate overhead and (5) the payment of outstanding debt and other financial obligations as they become due. These are substantial operational and financial issues that must be successfully addressed during 2016 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. Accordingly, the Company has determined that it would recognize a full impairment charge against its previously capitalized oil and gas properties.

Gain on sale of undeveloped leases

The Company sold its interests in certain undeveloped leases located in Colorado during the year ended December 31, 2014 for a net gain of $10,000. The Company has no remaining developed or undeveloped leases subsequent to such sale.

Gain on settlement of litigation

Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believed that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 10,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 10,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000 resulting in a gain of $179,877, which was recorded in the statement of operations during the year ended December 31, 2014. No similar transactions occurred during 2015.

Interest expense

Interest expense decreased from $3,498,808 for the year ended December 31, 2014 to $933,456 for the 2015. This significant decrease is attributable to the Company converting approximately $555,000 of its interest bearing debt to common stock during early 2015. The Company received loan proceeds of $450,000 from the senior convertible note issued in May 2015 and $85,000 from two other convertible notes issued in July 2015 all of which bear interest at 8% and remained outstanding at December 31, 2015. In previous years the Company issued short-term notes payable at various dates and extended them at their maturities by paying additional compensation to the lenders chiefly in the form of warrants. The fair value of the warrants issued to the note holders at the origination and extension dates of the short-term promissory notes was recorded as a discount on the related debt. Amortization of the value of the warrants and revenue sharing interests granted to the holders resulted in a substantial increase in the overall effective borrowing costs during the year ended December 31, 2014 compared to the same period in 2015. Discount amortization represents a non-cash expense and totaled $778,279 and $3,317,672 of total interest expense recognized in the years ended December 31, 2015 and 2014, respectively.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Senior Convertible Note Issuance Costs

On May 7, 2015, we completed the May 2015 Private Placement of a $12.0 million principal amount Convertible Note and a Warrant exercisable to purchase 1,800,000 shares of our common stock, $0.0001 par value. We elected to account for and record such note on a fair value basis. Accordingly, all related debt issuance expenses, which totaled $1,302,629 (including $1,071,201 representing the value of the warrant to purchase 240,000 shares of common stock issued to placement agent and $231,428 of other fees and expenses), was charged to non-operating expenses in May 2015. No similar transactions occurred during 2014.

Issuance of Warrant Derivative in Connection with Senior Convertible Note

The Warrant issued in the May 2015 Private Placement contains various provisions that grant the holder ratchet and anti-dilution rights. Consequently, such Warrant is required to be treated on a liability basis at its estimated fair value and classified as a derivative liability in the accompanying financial statements. We recorded its origination date estimated fair value at $8,034,007 as a non-operating expense in the year ended December 31, 2015. The value of the Warrant to purchase 240,000 shares granted to the placement agent in the May 2015 Private Placement was included in senior convertible note issuance costs in the statement of operations as previously described.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the senior convertible note outstanding during 2015 and 2014 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to their estimated fair value as of December 31, 2015 and 2014. The mark-to-market process resulted in a gain of $9,431,914 during the year ended December 31, 2015 and a gain of $1,376,311 during the year ended December 31, 2014. The increase in the gain is primarily the result of the derivative warrant liabilities issued in connection with the senior convertible note on May 7, 2015 and the reduction in the closing market price of our common stock between the May 7, 2015 ($5.00 per share) issuance date and December 31, 2015 ($0.16 per share). Generally, the fair value of the derivative liability declines when the market value of the underlying common stock decreases when compared to the derivatives exercise price.

Change in Fair Value of Convertible Note

We issued the Convertible Note in the May 2015 Private Placement and elected to account for and record the Convertible Note on a fair value basis. We received $450,000 of proceeds at the date of issuance and the fair market value of the Convertible Note was estimated to be $682,400 ($232,400 over the proceeds of the note) as of the issuance date and $265,929 ($49,071 less than the carrying amount of the note) at December 31, 2015. The net $49,071 change in fair market value of the Convertible Note is included in change in fair value of senior notes payable in the accompanying statement of operations for the year ended December 31, 2015. No similar notes were outstanding during 2014.

Other income

Other income increased from $72,900 in for the year ended December 31, 2014 to $184,404 in 2015. Other income in both 2015 and 2014 is primarily related to the derecognition of certain liabilities due to the expiration of the statute of limitations on collection of such obligations of the Company.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $67,415,000 as of December 31, 2015, which expire from 2025 through 2030. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the year ended December 31, 2015, the Company realized net losses. The Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforward, any deferred tax asset at December 31, 2015 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net loss

As a result of the above, we reported a net loss of $10,996,243 and $3,681,525 for the years ended December 31, 2015 and 2014, respectively, a deterioration of $7,314,718 (198.7%).

Loss applicable to common shareholders

The Company issued Series A Preferred and Series B Preferred effective April 13, 2012. The 6% cumulative dividend accrued as well as the accretion in the value ascribed to the Series A Preferred and Series B Preferred (which represents value attributable to holders of the Series A Preferred and Series B Preferred rather than common stock) affected the Company’s net loss by $-0- and $25,527 to arrive at net loss applicable to common shareholders for the nine months ended December 31, 2015 and 2014, respectively. The Series A Preferred was converted to common stock on December 30, 2013 and the Series B Preferred was converted to common stock on February 28, 2014, which reduced the amount of the 6% cumulative dividend accrued in 2015 compared to 2014.

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

The basic and diluted loss per share was $4.07 and $1.46 for the years ended December 31, 2015 and 2014, respectively, for the reasons previously noted. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2015 and 2014 because of the net loss reported for each period. Potential shares of common stock as of December 31, 2015 that have been excluded from the computation of diluted net loss per share amounted to 2,868,721 shares, which included 2,457,271 outstanding warrants and 411,450 outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses. We financed our operations primarily through a line of credit with Amegy and Offshore Finance through February 28, 2012, when we entered into definitive agreements with Amegy and Off-Shore relating to outstanding debt and other obligations we owed to them. Effective April 13, 2012, we issued shares of common stock and Series A Preferred and Series B Preferred stock in satisfaction of all the outstanding Amegy and Off-Shore Finance debt, related accrued interest and other fees, and the Amegy Warrant. Although the conversion of Amegy and Offshore Finance debt to equity in 2012 relieved us of a considerable portion of our current liabilities, we continue to have a significant working capital deficit and to experience substantial liquidity issues. Amegy exchanged all of its shares of Series A Preferred, including accrued and unpaid dividends, for shares of common stock as of December 30, 2013 and Offshore Finance converted all of its shares of Series B Preferred, including accrued and unpaid dividends, into shares of common stock on February 28, 2014.

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

In July 2015, the Company issued two promissory notes for total cash proceeds of $85,000. The promissory notes have maturity dates in October 2015. In connection with the notes, the Company issued warrants exercisable to purchase 8,500 shares of common stock at an exercise price of $5.60 per share. The warrants are immediately exercisable and terminate five years from their dates of issuance. In October 2015, we negotiated extensions of these two promissory notes to January 2016 and later to May 2016. In connection with extension of the notes, the Company issued warrants exercisable to purchase 8,500 shares of common stock at an exercise price of $5.60 per share. The warrants are immediately exercisable and terminate five years from their dates of issuance.

On December 27, 2013 the Company borrowed $1,050,000 under the December 2013 Note, which is an unsecured credit facility with a private, third-party lender. Effective April 7, 2015 the Company and the lender agreed to extend the maturity date of the December 2013 Note from April 7, 2015 to the earlier of (i) April 7, 2016 or (ii) the payment in full of the Investor Note issued in the May 2015 Private Placement in the principal amount of $9,550,000 (the “New Maturity Date”). All other terms of the Note remain the same and the remaining principal balance was reduced to $1,000,000 as of December 31, 2015 after the $50,000 principal repayment required by the extension agreement.

The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the December 2013 Note. The parties are negotiating an extension of the December 2013 Note which, if completed, will extend the maturity to April 7, 2017.

On May 7, 2015 the Company completed the May 2015 Private Placement of $12.0 million Convertible Note and a Warrant exercisable to purchase 1,800,000 shares of the Company’s common stock with an institutional investor. At the closing of the May 2015 Private Placement, the investor acquired the Convertible Note by paying $450,000 in cash and issuing the Investor Note, secured by cash, with a principal amount of $9,550,000. Assuming all amounts payable to the Company under the Investor Note are paid, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company used the initial proceeds from the closing to retire certain outstanding obligations, including the 2015 area and training fees of approximately $155,000 owed to the Nicaraguan government relating to its Nicaragua Concessions, and to provide additional working capital.

The Company will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. The investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part.

The Convertible Note matures on the three-year anniversary of its issuance, bears interest at 8% per annum, and is convertible at any time at the option of the holder into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). As a part of the May 2015 Private Placement, the Company issued a Warrant to the investor giving it the right to purchase up to an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The Warrant is exercisable commencing six months from the date of issuance for a period of seven years from the date of issuance.

The investor has no right to convert the Convertible Note or exercise the Warrant to the extent that such conversion or exercise would result in the investor being the beneficial owner of in excess of 9.99% of the Company’s common stock. The Convertible Note ranks senior to the Company’s existing and future indebtedness and is secured by all of the assets of the Company, excluding the Nicaraguan Concessions.

WestPark Capital acted as placement agent for the Company in the May 2015 Private Placement and received a fee of 6% of cash proceeds, or $600,000, if and when the Company receives the full cash proceeds. It received $27,000 of such amount at the closing plus the reimbursement of legal fees totaling $7,500. The Company also issued WestPark a warrant exercisable to purchase 240,000 shares of common stock at a price of $5.00 per share. The warrant was exercisable upon from the date of issuance for a period of seven years.

In summary, as of December 31, 2015, we owed $68,303 on our line-of-credit, which is due February 28, 2016, the two promissory notes in the total principal amount of $85,000 which is due in January 2016 and the December 2013 Note in the principal amount of $1,000,000 that is due on the earlier of (i) April 7, 2016 or (ii) the payment in full of the Investor Note issued in the May 2015 Private Placement in the principal amount of $9,550,000. We intend to seek additional short-term debt financing to provide the funds necessary to pay-off the line-of-credit when it comes due and to provide working capital to fund normal operations, although we can provide no assurances that we will be successful in this regard. Our current financial condition has made traditional bank loans and normal financing terms unattainable; therefore, we may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

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

The Company must successfully comply with the restrictions related to the senior convertible note in order to release the remaining $9.45 million in funding under the Investor Note or it must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) fund approximately $300,000 to prepare and submit an environmental supplement to the Nicaraguan government to identify and receive authorization to drill up to five wells in the Concessions; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions if it is unable to negotiate a waiver of such requirement form the Nicaraguan government; (5) the payment of normal day-to-day operations and corporate overhead; and (6) the payment of outstanding debt and financial obligations as they become due. These are substantial operational and financial issues that must be successfully addressed during 2016 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is actively seeking new outside sources of debt and equity capital in order fund the substantial needs enumerated above, however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements to drill the exploratory wells.

In addition to the minimum cash requirements related to the Nicaraguan Concessions, we estimate that we will require approximately $330,000 of working capital to maintain corporate operations for the next 12 months, but not including approximately $1,000,000 principal amount of a short-term promissory note due in April 2016, plus accrued interest, the $85,000 principal due on the two promissory notes due in January 2016 and the $68,303 currently outstanding under a revolving line of credit due February 2016. We owe $4,945,000 in trade payables related to seismic activities already performed (in December 2013) but not yet paid; however, we believe such party has agreed to extend the time for payment of this obligation to until such time as we begin drilling operations on the Nicaraguan Concessions. We also owe other obligations to third parties as noted on our balance sheet, which intend to pay, negotiate and settle when prior to beginning any drilling operations, although there is no assurance that will be able negotiate settlements with venders or avoid collection activities.

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

The Company is doubtful that it be able to meet the Nicaraguan concession requirements and proceed to drilling the required exploration wells during 2016 given the current state of the oil and gas commodity markets and the challenging economics for any new exploration and development project especially a project in an area of the world without historical proven reserves of commercial hydrocarbons. The Company believes that it will be able to negotiate extensions with the Nicaraguan government relative to the required date by which an exploratory well must be drilled however there can be no assurance in this regard. These remain as substantial operational and legal issues that the Company must resolve in order to maintain its rights under the Nicaraguan Concessions during 2016.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements. Our significant accounting policies are summarized in the notes to our financial statements included in Item 8, “Financial Statements”, of this annual report.

The application of our accounting policies regarding full cost accounting for oil and gas properties (Note 9), accounting for the issuance and valuation of derivative liabilities (Note 2, 3 and 7), accounting for deferred tax assets (Note 10) and estimates involving our stock-based compensation, are considered critical accounting estimates made in 2015 and 2014 (Note 6).

Oil and Gas Properties - The Company follows the full cost method of accounting for exploration and development activities and capitalizes direct costs, overhead costs and interest related to such activities. All of the Company’s investment in such costs at December 31, 2015 and 2014 relate to unproved properties that relate to the Nicaraguan Concessions. Management must assess at least annually to ascertain whether impairment of the recorded values has occurred, which involves evaluation of estimates of lease terms for the properties; geographic and geologic data obtained, and estimated future net revenues. For the Nicaraguan Concessions this involves considering terms of the Concessions, status of ongoing environmental study, evaluation of seismic data, and plans to seek industry participation in future exploration and development.

Management is doubtful that it be able to meet the Nicaraguan concession requirements and proceed to drilling the required exploration wells during 2016 given the current state of the oil and gas commodity markets and the challenging economics for any new exploration and development project especially a project in an area of the world without historical proven reserves of commercial hydrocarbons. Management believes that it will be able to negotiate extensions with the Nicaraguan government relative to the required date by which an exploratory well must be drilled however there can be no assurance in this regard. These remain as substantial operational and legal issues that the Company must mitigate and resolve in order to maintain its rights under the Nicaraguan concessions during 2016.

Management determined to fully reserve the previously capitalized oil and gas expenditures as of December 31, 2015 and record an impairment charge of $9,720,666 during the year ended December 31, 2015. Management believes this is a reasonable and necessary position based on the challenges currently faced by the Company and generally by the entire oil and gas industry.

Derivative liabilities - The estimated fair value of the Company’s derivative liabilities, all of which are related to the conversion features and detachable warrants issued in connection with notes payable and Senior convertible note payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the note payable and warrant agreement terms (Note 2,3 and 7) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). When the note payable is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date.

Other notes payable with a total principal balance of $475,000 ($503,630 including accrued interest) were extinguished during the year ended December 31, 2015 which caused the associated warrant derivative liability to be transitioned to equity at its fair value on the date of extinguishment. The warrant derivative liabilities transitioned to equity aggregated $329,849 during the year ended December 31, 2015 which represented their respective fair value as of the date of the extinguishment of their underlying note payable. None of the notes payable was extinguished during the year ended December 31, 2014.

The assumptions used for determining the fair value of derivative liabilities outstanding during the years ended December 31, 2015 and 2014 are reflected in Notes 2, 3 and 7 to the Financial Statements.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2014, cumulative valuation allowances in the amount of $25,788,000 were recorded in connection with the net deferred income tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to $29,972,000 to fully reserve our deferred tax assets as of December 31, 2015. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2015 because of the overall net operating loss carryforwards available and our history of operating and tax losses. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2015 representing uncertain tax positions.

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

For income tax purposes, the Company has net operating loss carry-forwards of approximately $67,415,000, which expire from 2025 through 2030. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

Stock options - We grant stock options to our employees and directors and such benefits provided are share-based payment awards, which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock obtained from public data sources. We granted options exercisable to purchase -0- and 90,000 shares during the years ended December 31, 2015 and 2014, respectively. The assumptions used for determining the grant-date fair value of options granted during the year ended December 31, 2014 are reflected in Note 6 to the Financial Statements.

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

As of and for the year ended December 31, 2015, there have been no material changes or updates to our critical accounting policies.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our business is seasonal in nature.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Infinity Energy Resources, Inc.

Financial Statements and Accompanying Notes

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infinity Energy Resources, Inc.

Overland Park, Kansas

We have audited the accompanying balance sheets of Infinity Energy Resources, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Energy Resources, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, has no on-going operations, is in default of its obligations under the Nicaraguan oil and gas concessions and has a significant working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP

Leawood, Kansas

April 14, 2016

INFINITY ENERGY RESOURCES, INC.

Balance Sheets

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$3,734	$13,664
Prepaid expenses	420	23,046
Total current assets	4,154	36,710

Oil and gas properties, using full cost accounting, net of accumulated depreciation, depletion, impairment and amortization - Unproved	—	9,628,098

Total assets	$4,154	$9,664,808

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,975,682	$5,960,225
Accrued liabilities (including $788,520 due to related party at December 31, 2015 and 2014)	2,642,227	2,484,238
Income tax liability	150,000	150,000
Accrued interest (including $8,446 and $3,438 due to related party at December 31, 2015 and 2014, respectively)	403,205	341,748
Asset retirement obligations	1,716,003	1,716,003
Senior convertible note payable-current	130,345	—
Line-of-credit with related party	68,303	33,807
Notes payable-short term, net of discounts of $51,027 and $284,245 at December 31, 2015 and 2014, respectively	1,033,973	1,340,755
Total current liabilities	12,119,738	12,026,776

Senior convertible note payable-long term	135,584	—
Derivative liabilities	210,383	701,214
Total long-term liabilities	345,967	701,214
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; No shares issued or outstanding as of December 31, 2015 and 2014	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 3,125,570 and 2,556,054 shares at December 31, 2015 and 2014, respectively	313	256
Additional paid-in capital	108,840,102	107,242,285
Accumulated deficit	(121,301,966)	(110,305,723)
Total stockholders’ deficit	(12,461,551)	(3,063,182)
Total liabilities and stockholders’ deficit	$4,154	$9,664,808

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARY

Statements of Operations

	For the Year Ended December 31,
	2015	2014
Operating expenses (income):
Stock-based compensation	$192,148	$1,087,103
General and administrative expenses	478,726	734,702
Impairment charge on oil and gas properties	9,720,666	—
Gain on sale of undeveloped leases	—	(10,000)
Gain on settlement of litigation	—	(179,877)
Total operating expenses, net	10,391,540	1,631,928

Operating loss	(10,391,540)	(1,631,928)

Other income (expense):
Interest expense	(933,456)	(3,498,808)
Senior convertible note payable issuance costs	(1,302,629)	—
Issuance of warrant derivative in connection with senior convertible note	(8,034,007)	—
Change in derivative fair value	9,431,914	1,376,311
Change in fair value of Senior convertible note payable	49,071	—
Other income, net	184,404	72,900

Total other income (expense)	(604,703)	(2,049,597)

Loss before income taxes	(10,996,243)	(3,681,525)
Income tax benefit (expense)	—	—

Net loss	(10,996,243)	(3,681,525)

Accrual of 6% dividend payable on Series A and B redeemable, convertible preferred stock	—	(25,527)

Loss applicable to common shareholders	$(10,996,243)	$(3,707,052)

Net loss per share – basic and diluted	$(4.07)	$(1.46)

Weighted average shares outstanding – basic and diluted	2,704,044	2,545,257

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2015 and 2014

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	2,504,009	$251	$103,744,676	$(106,624,198)	$(2,879,271)

Stock based compensation	—	—	1,087,103	—	1,087,103

Common stock purchase warrants issued for debt issuance costs	—	—	603,966	—	603,966

Transition of derivative warrant liability to equity	—	—	35,280	—	35,280

Common stock issued in settlement of litigation	10,000	1	114,999	—	115,000

Accrual of 6% dividend payable on Series B redeemable, convertible preferred stock			(25,527)	—	(25,527)

Conversion of Series B redeemable, convertible preferred stock to common stock	42,045	4	1,681,788	—	1,681,792

Net loss	—	—	—	(3,681,525)	(3,681,525)

Balance, December 31, 2014	2,556,054	256	107,242,285	(110,305,723)	(3,063,182)

Stock based compensation	—	—	192,148	—	192,148

Common stock purchase warrants issued for debt issuance costs	—	—	252,711	—	252,711

Transition of derivative warrant liability to equity	—	—	329,849	—	329,849

Common stock issued for extension of note payable	20,000	2	103,998	—	104,000

Conversion of line-of-credit to common stock	10,000	1	49,999	—	50,000

Conversion of note payables and accrued interest to common stock	100,726	10	503,620	—	503,630

Common stock issued for principal payments on senior convertible note payable	424,530	43	159,957	—	160,000

Common stock issued for interest payments on senior convertible note payable	14,260	1	5,535	—	5,536

Net loss	—	—	—	(10,996,243)	(10,996,243)

Balance, December 31, 2015	3,125,570	$313	$108,840,102	$(121,301,966)	$(12,461,551)

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Cash Flows

	Years ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,996,243)	$(3,681,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	192,148	1,087,103
Change in fair value of derivative liability	(9,431,914)	(1,376,311)
Change in fair value of senior convertible note	(49,071)	—
Amortization of debt discount	778,279	3,317,672
Impairment charge for oil and gas properties	9,720,666	—
Gain on sale of undeveloped leases	—	(10,000)
Gain on settlement of litigation	—	(179,877)
Issuance of warrant derivative in connection with senior convertible note	8,034,007	—
Warrant derivative issued for senior convertible note payable issuance costs	1,302,629	—
Change in operations assets and liabilities:
Increase in accounts payable and accrued liabilities	269,069	447,983
Net cash used in operating activities	(180,430)	(394,955)

Cash flows from investing activities:
Proceeds from sale of undeveloped leases	—	10,000
Investment in oil and gas properties	(92,568)	(115,622)
Net cash used in investing activities	(92,568)	(105,622)

Cash flows from financing activities:
Proceeds from debt and subordinated note payable	85,000	635,000
Repayment of notes payable	(150,000)	—
Repayment of note payable to related party	—	(60,000)
Proceeds from issuance of senior convertible notes payable	475,000	—
Net borrowings (repayments) on line-of-credit	84,496	(60,833)
Senior convertible note payable issuance costs	(231,428)	—
Net cash provided by financing activities	263,068	514,167

Net (decrease) increase in cash and cash equivalents	(9,930)	13,590

Cash and cash equivalents:
Beginning	13,664	74
Ending	$3,734	$13,664
Supplemental cash flow information:
Cash paid for interest	$36,709	$33,626
Cash paid for taxes	$—	$—
Supplemental noncash disclosures:
Conversion of note payables and accrued interest to common stock	$503,630	$—
Conversion of line-of-credit to common stock	$50,000	$—
Issuance of common stock for extension of note payable	$104,000	$—
Warrant derivatives issued in connection with notes payable and extensions	$165,723	$1,225,589
Issuance of common stock purchase warrants for debt issuance costs	$252,711	$603,966
Transition of derivative liability to equity	$329,849	$—
Issuance of common stock for principal and interest payments on senior convertible note payable	$165,536	$—
Series B Preferred shares and related accrued dividends satisfied by issuance of common shares	$—	$1,681,749
Issuance of revenue sharing interest in Nicaragua Concession to note holder	$—	$964,838
Issuance of common stock in settlement of litigation	$—	$115,000
Preferred dividends accrued	$—	$25,527

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Financial Statements

December 31, 2015

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Infinity Energy Resources (the “Company” or “Infinity”) is engaged in the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. The Company sold its wholly-owned subsidiary Infinity Oil and Gas of Texas, Inc. in 2012 and its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc., was administratively dissolved in 2009.

The Company has been actively pursuing exploration and development of the Nicaraguan Concessions, which represents its principal asset and only exploration and development project. On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has been conducting activities to develop geological information from the processing and evaluation of newly acquired and existing 2-D seismic data that was acquired for the Nicaraguan Concessions. Infinity has conducted activities to develop geological information from the processing and evaluation of 2-D seismic data that was acquired for the Nicaraguan Concessions. The Company has identified multiple sites for exploratory drilling and is planning the initial exploratory well on the Perlas Block in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells, financing and satisfaction of other conditions. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company has to drill its initial exploratory well during 2016 or risk being in default and losing its rights under the Nicaraguan Concessions. The work plan on the Tyra block now requires the Company to shoot additional seismic prior to the commencement of exploratory drilling. The Company is negotiating with the Nicaraguan government to seek the waiver of the additional seismic mapping on the Tyra Block and extension of time to complete its initial well. There can be no assurance whether it will be able to obtain such waiver of the requirement. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. There can be no assurance whether the Company will be able to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

On May 7, 2015 the Company completed the private placement (the “May 2015 Private Placement”) of a $12.0 million principal amount Senior Convertible Note (the “Note”) and a common stock purchase warrant to purchase 1,800,000 shares of the Company’s common stock (the “Warrant”) with an institutional investor (the “Investor”). At the closing, the Investor acquired the Note by paying $450,000 in cash and issuing a promissory note, secured by cash, with a principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. The Investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part. As of December 31, 2015 an additional $25,000 was funded under the Investor Note for a total of $475,000 advanced to the Company.

The Investor must prepay the Investor Note, in whole or in part, upon the occurrence of one or more mandatory prepayment events. These include (i) the Investor’s conversion of the Note into shares of common stock upon which the Investor will be required to prepay the Investor Note, on a dollar-for-dollar basis, for each subsequent conversion of the Note and (ii) the Company’s delivering a mandatory prepayment notice to the Investor after it has received governmental authorizations from the Nicaraguan authorities necessary to commence drilling on at least five sites within the Concessions and the receipt of forbearance or similar agreements relative to its general creditors, among other conditions.

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

The Company is in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of December 31, 2015. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company is in process of identifying at least one potential drilling site on the Perlas Block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires the Company to shoot additional seismic, which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is negotiating with the Nicaraguan government to seek a waiver of the additional seismic mapping on the Tyra Block so that it can proceed with exploratory drilling. There can be no assurance whether it will be able to obtain a waiver of the requirement.

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

If the Company does not receive the funding anticipated under its May 2015 Private Placement, it must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (3) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government (4) the payment of normal day-to-day operations and corporate overhead and (5) the payment of outstanding debt and other financial obligations as they become due. These are substantial operational and financial issues that must be successfully addressed during 2016 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is actively seeking new outside sources of debt and equity capital in addition to the May 2015 Private Placement in order to fund the substantial needs enumerated above; however, there can be no assurance that we will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These may provide substantial impediments for the Company and its ability to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the financial statements include the estimated carrying value of unproved properties, the estimated fair value of derivative liabilities, senior convertible note payable, stock-based awards and overriding royalty interests, and the realization of deferred tax assets.

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration and development activities. Accordingly, all costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes and seismic costs) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. Overhead related to development activities is also capitalized during the acquisition phase. In the years ended December 31, 2015 and 2014, the Company capitalized direct costs, overhead costs and interest (all subject to impairment) as follows:

	For the Years Ended
	December 31,
	2015	2014

Direct costs	$92,568	$115,622

In April 2013 the Environmental Impact Assessment (“EIA”) was formally approved by the Nicaraguan government and the Company was cleared to commence 2-D and 3-D seismic mapping activities in the area. In late 2013 and early 2014 the Company conducted 2-D and 3-D seismic mapping beneath the waters of the Tyra and Perlas blocks constituting the Nicaraguan Concessions. Concurrent with the approval of the EIA, the Company concluded that the acquisition phase of the Nicaraguan Concessions had been completed and the exploration phase had commenced with the start 2-D and 3-D seismic mapping activities. Accordingly, the Company ceased the capitalization of overhead, legal costs, certain consulting and ancillary costs paid to the Nicaraguan government in accordance with the Concession agreement.

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

Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is deducted from the costs to be amortized, and reported as a period expense when the impairment is recognized. All unproved property costs as of December 31, 2015 and December 31, 2014 relate to the Nicaraguan Concessions. In assessing the unproved property costs for impairment, the Company takes into consideration various information including: i) the terms of the government concessions, ii) the status of the Company’s compliance with the Nicaraguan Concessions’ requirements, iii) the ongoing evaluation of the seismic data, iv) the commodity prices for oil and gas products, v) the overall environment related to oil and gas exploration and development projects for unproven targets in unproven regions of the world, vi) the availability of financing for financial and strategic partners, and vii) other factors that would impact the viability of a significant long-term oil and gas exploration and development project.

The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These may provide substantial impediments for the Company and its ability to obtain adequate financing to fund the exploration and development of its Nicaraguan projects. The Company has performed its impairment tests as of December 31, 2015 and has concluded that a full impairment reserve should be provided on the costs capitalized for the Nicaraguan Concessions oil and gas properties.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of-month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges, but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of December 31, 2015 and 2014, the Company did not have any proved oil and gas properties, and all unproved property costs relate to the its Nicaraguan Concessions.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2015 and 2014 and during the years then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (Notes 2, 3 and 7), those warrants are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $0 at December 31, 2015 and 2014.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of December 31, 2015 and 2014.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of December 31, 2015 and 2014, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410. ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Although the Company had divested all of its domestic oil properties that contain operating and abandoned wells as of December 31, 2014, the Company may have obligations related to the divestiture of certain abandoned non-producing domestic leasehold properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. Management believes the Company has been relieved from asset retirement obligation related to Infinity-Texas because of the sale of its Texas oil and gas properties in 2011 and its sale of 100% of the stock in Infinity-Texas in 2012. The Company has recognized an additional liability of $734,897 related to its former Texas oil and gas producing properties (included in asset retirement obligations) to recognize the potential personal liability of the Company and its officers for the Infinity-Texas oil and gas properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. In addition, management believes the Company has been relieved from asset retirement obligations related to Infinity-Wyoming because of the sale of its Wyoming and Colorado oil and gas properties in 2008; however, the Company has recognized an additional liability of $981,106 related to its former Wyoming and Colorado oil and gas producing properties (included in asset retirement obligations) to recognize the potential liability of the Company and its officers should the new owner not perform its obligations to reclaim abandoned wells in a timely manner.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of and December 31, 2015 and 2014 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

December 31, 2015	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$265,929	$265,929
Derivative liabilities	—	—	210,383	210,383
	$—	$—	$476,312	$476,312

December 31, 2014	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$701,214	$701,214

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the years ended December 31, 2015 and 2014.

Reverse Stock Split

In November 2015, the Company filed an amendment to its Certificate of Incorporation to effect a one-for-ten reverse stock split of its issued and outstanding shares of common stock. Its authorized shares and par value per share remain unchanged. All common stock share and per share information in the accompanying financial statements and notes thereto have been adjusted to reflect retroactive application of the reverse split, unless otherwise indicated. See Note 5 – Common Stock for additional information about the Reverse Split.

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

Foreign Currency

The United States dollar is the functional currency for the Company’s operations. Although the Company’s acquisition and exploration activities have been conducted in Nicaragua, a significant portion of the payments incurred for exploration activities are denominated in United States dollars. The Company expects that a significant portion of its required and discretionary expenditures in the foreseeable future will also be denominated in United States dollars. Any foreign currency gains and losses are included in the results of operations in the period in which they occur. The Company does not have any cash accounts denominated in foreign currencies.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance (generally adopted by most clients)

During the fourth quarter of 2015, the Company adopted ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. This change did not have a material impact on the financial statements.

Recent Accounting Pronouncements Issued But Not Adopted as of December 31, 2015

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Further, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The new guidance should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. The Company does not expect the adoption of this guidance to have an impact on the financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20),” effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update eliminates from GAAP the concept of extraordinary items. The adoption of ASU 2014-16 will not have a significant impact on the Company’s financial position or results of operations.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 will not have a significant impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2017. The Company is currently evaluating the potential impact, if any, the adoption of ASU 2014-15 will have on footnote disclosures, however, the Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. The Company has not yet determined its approach to adoption or the impact the adoption of this guidance will have on its financial position, results of operations or cash flows, if any.

Reclassifications

Certain amounts in the prior period were reclassified to conform to the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 – Senior Convertible Note Payable

Senior Convertible Note (the “Note) payable consists of the following at December 31, 2015:

December 31, 2015
Senior convertible note payable, at fair value	$265,929
Less: Current maturities	(130,345)

Senior convertible note payable, long-term	$135,584

The funded and unfunded portion of the Investor Note consists of the following at December 31, 2015:

December 31, 2015
Investor notes - Available funding (subject to limitations)	$10,000,000
Unfunded amount of investor notes	(9,525,000)

Investor notes - funded (prior to any repayments)	$475,000

On May 7, 2015, the Company completed the May 2015 Private Placement of a $12.0 million principal amount senior secured convertible note (the “Note”) and Warrant to purchase 1,800,000 shares of the Company’s common stock, $0.0001 par value. The placement agent for the Company in the transaction will receive a fee of 6% of cash proceeds, or $600,000, if and when the Company receives the full cash proceeds. It received $27,000 of such amount at the closing. In addition, the placement agent was granted a warrant to purchase 240,000 shares of common stock at $5.00 per share, which warrant is immediately exercisable.

The Note and Warrant were issued pursuant to a Securities Purchase Agreement, dated May 7, 2015, by and between the Company and the Investor. The May 2015 Private Placement was made pursuant to an exemption from registration under such Act. At the closing, the Investor acquired the senior convertible note by paying $450,000 in cash and issuing a senior promissory note, secured by cash, with an aggregate initial principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid without any offset or default, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company used the proceeds from this offering to retire certain outstanding obligations, including the 2015 area and training fees relating to its Nicaraguan Concessions, and to provide working capital. As of December 31, 2015, an additional $25,000 was funded under the Investor Note for a total of $475,000 advanced to the Company.

The Company is to receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. An Investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part. The Investor Note is also subject to mandatory prepayment, in whole or in part, upon the occurrence of one or more of the following mandatory prepayment events:

(1) Mandatory Prepayment upon Conversion – At any time the Investor has converted more than $2.0 million principal amount of the Note, representing the original issue discount of the Note, the Investor will be required to prepay the Investor Note, on a dollar-for-dollar basis, for each subsequent conversion of the Note.

(2) Mandatory Prepayment upon Mandatory Prepayment Notices – The Company may require the Investor to prepay the Investor Note by delivering a mandatory prepayment notice to the Investor, subject to (i) the satisfaction of certain equity conditions, (ii) the Company’s receipt of all Governmental Authorizations, as defined in the Purchase Agreement, necessary to commence drilling on at least five Properties, also as defined in the Purchase Agreement, within the Nicaraguan Concessions, and (iii) the Company obtaining forbearance agreements from certain third parties to whom the Company owes obligations. Notwithstanding the foregoing, the Company may not request a mandatory prepayment if after giving effect to such proposed mandatory prepayment, the Company, would hold more than $4.0 million in cash or if prepayment under the Investor Note for the preceding sixty calendar day period would exceed $2.0 million.

The Investor Note also contains certain offset rights, which if executed, would reduce the amount outstanding under the Note and the Investor Note and the cash proceeds received by the Company.

Description of the Senior Convertible Note

The Note is senior to the Company’s existing and future indebtedness and is secured by all of the assets of the Company, excluding the Nicaraguan Concessions, and to the extent and as provided in the related security documents.

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

Description of the Financial Accounting and Reporting

The Company elected to account for the Note on its fair value basis, therefore, the fair value of the Note, including its embedded conversion feature, were estimated together utilizing a binomial lattice model on its origination date and the Black-Sholes model at December 31, 2015. Such assumptions included the following:

	Upon Issuance	As of December 31, 2015

Volatility – range	102.6%	135.3%
Risk-free rate	1.00%	1.31%
Contractual term	3.0 years	2.33 years
Conversion price	$5.00	$5.00
Par value of note	$540,000	$378,000

Based upon the Company’s election to account for the Note at fair value all related debt issuance expenses which totaled $1,302,629 (including $1,071,201 representing the value of the warrant issued to placement agent and $231,428 of other fees and expenses) was charged to non-operating expenses in 2015. The Company received $450,000 of proceeds at the date of issuance and the Company liquidated principal balances of $135,000, net during the year ended December 31, 2015. The fair market value of the Note was estimated to be $682,400 as of the issuance date and $265,259 at December 31, 2015. The net $49,071 change in fair market value of the Note is included in change in fair value of senior notes payable in the accompanying statement of operations for the year ended December 31, 2015.

The Warrant issued to purchase 1,800,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Accordingly, the Company has estimated the fair value of the warrant derivative as of the issuance date of the Note was issued at $8,034,007, which has been charged to non-operating expense for the year ended December 31, 2015. Changes in the fair value of the warrant derivative liabilities totaled $7,851,490 (reduction in the derivative liability) through December 31, 2015, which is included in changes in derivative fair value in the accompanying statement of operations for the year ended December 31, 2015. The warrant derivative liability balance related to such warrants was $182,517 as of December 31, 2015.

The warrant issued to purchase 240,000 shares issued as part of the placement fee in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Accordingly, the Company has estimated the fair value of the warrant derivative as of the issuance date at $1,071,201, which is included in senior convertible note issuance costs for the year ended December 31, 2015. Changes in the fair value of the warrant derivative liability totaled $1,046,865 (reduction in the derivative liability) through December 31, 2015, which is included in changes in derivative fair value in the accompanying statement of operations for the year ended December 31, 2015. The warrant derivative liability balance related to such warrants was $24,336 as of December 31, 2015.

Note 3 – Debt

Debt consists of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Line-of-credit with related party	$68,303	$33,807
Notes payable, short term:
Note payable, net of unamortized discount of $50,527 and $41,011, of December 31, 2015 and 2014, respectively	$949,473	$1,008,989
Note payable, net of unamortized discount of $262 and $-0-, as of December 31, 2015 and 2014, respectively	49,738	—
Note payable, net of unamortized discount of $238 and $-0-, as of December 31, 2015 and 2014, respectively	34,762	—
Note payable, net of unamortized discount of $-0- and $822, as of December 31, 2015 and 2014, respectively	—	24,178
Note payable, net of unamortized discount of $-0- and $27,712, as of December 31, 2015 and 2014, respectively	—	72,288
Notes payable, net of unamortized discount of $-0- and $175,248, as of December 31, 2015 and 2014, respectively	—	124,752
Note payable, net of unamortized discount of $-0- and $39,452, as of December 31, 2015 and 2014, respectively	—	110,548
Total notes payable, short-term	$1,033,973	$1,340,755

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 that provides it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $75,000 at August 28, 2015 with an initial maturity of November 28, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity in January 2014, April 2014, February 2015, May 2015, August 2015 and November 2015. Its current maturity date is May 28, 2016. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 45,000 shares of common stock at an exercise price of $15.00 per share (as amended on January 23, 2014), which warrants were immediately exercisable and expired on various dates from September 23, 2018 to October 23, 2019 (as amended). The parties agreed as a condition to the renewal of the facility in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $15.00 per share. The Company estimated the fair value of the warrants at $60,290 as of the original grant date in 2013, which amount was recorded as debt issuance costs and amortized to expense over the term of the line-of-credit. The Company estimated the fair value of the new warrants exercisable to purchase 40,000 shares issued to extend the facility during 2014 and the increased value of the amended warrants to be $603,966, which has been recorded as additional debt issuance costs and amortized to expense over the extended term of the facility.

On February 28, 2015, the line-of-credit facility matured and the Company was unable to repay the principal and interest. The Company negotiated an extension to May 28, 2015 and granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on February 28, 2020. The parties agreed as a condition to the renewal of the facility in February 2015 that all previously issued warrants to the lender totaling 890,625 shares would be extended to a five-year term and the exercise price reduced to $5.00 per share. The total value of the 10,000 newly issued warrants totaled $28,507, which was amortized over the extension period.

On March 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which increased the maximum amount from $50,000 to $100,000. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on March 26, 2020. The parties agreed as a condition to the amendment of the facility on March 26, 2015 that the line-of-credit will become convertible to common stock at an exchange rate of $5.00 per share. The total value of the 10,000 newly issued warrants totaled $30,288, which was amortized over the extension period.

On May 28, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which decreased the maximum amount from $100,000 to $75,000 and extended its maturity date to August 28, 2015. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on May 26, 2020. The parties agreed as a condition to the amendment of the facility on May 26, 2015 that the line-of-credit will be convertible to common stock at an exercise price of $5.00 per share. The total value of the 10,000 newly issued warrants totaled $35,652, which was amortized over the extension period.

On August 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which extended its maturity date to November 28, 2015. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on August 26, 2020. The total value of the 10,000 newly issued warrants totaled $8,452, which was amortized over the extension period.

On November 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which extended its maturity date to February 28, 2016. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on November 26, 2020. The total value of the 10,000 newly issued warrants totaled $655, which is being amortized over the extension period.

During the years ended December 31, 2015 and 2014, respectively, $275,337 and $593,643 of debt issuance costs were amortized (including amounts immediately expensed) to interest expense, respectively and the remaining unamortized balance was $420 as of December 31, 2015, which is included in prepaid expenses.

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

In connection with the December 2013 Note, the Company granted the lender a warrant (the “Warrant”) exercisable to purchase 100,000 shares of its common stock at an exercise price of $15.00 per share. In connection with an extension to April 2015, the parties amended the date for exercise of the Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the Warrant remain the same. The Warrant has been treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates.

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

The Warrant has been treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates. The Company recognized the value of the 20,000 shares of common stock issued ($104,000) and the increased value of the outstanding warrants due to the decrease in their exercise price ($68,716) as an additional discount on the note payable to be amortized ratably over the extended term of the underlying note.

The discount recorded as of the December 27, 2013 origination date of the note and as a result of the amendments to the Note terms and extensions of the maturity date has been amortized ratably over the term and extended terms of the note. Discount amortization expense aggregated $163,201 and $1,804,092 for the years ended December 31, 2015 and 2014, respectively, and the remaining unamortized discount was $50,527 and $41,011 as of December 31, 2015 and 2014, respectively. The related warrant derivative liability balance was $2,540 at fair value as of December 31, 2015.

Other than the Note described above, during the years ended December 31, 2015 and 2014 the Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 7, 2016. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 5,000 shares of common stock at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire on October 7, 2020. The total value of the 5,000 newly issued warrants totaled $3,447, and is being amortized over the extension period. Discount amortization totaled $25,499 for the year ended December 31, 2015. The remaining unamortized discount was $262 as of December 31, 2015. The related warrant derivative liability balance was $581 at fair value as of December 31, 2015.

●	On July 15, 2015 the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 15, 2016. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire on October 15, 2020. The total value of the 3,500 newly issued warrants totaled $1,458, and is being amortized over the extension period. Discount amortization totaled $13,047 for the year ended December 31, 2015. The remaining unamortized discount was $238 as of December 31, 2015. The related warrant derivative liability balance was $409 at fair value as of December 31, 2015.

●	On January 7, 2014 the Company borrowed a total of $25,000 from an individual under a convertible note with a conversion price of $15.00 per share. The term of the note was for one year and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase 2,500 shares of common stock at $15.00 per share for a term of five years from the date of the note. The terms of the note and warrant provide that if the note and interest are not paid in full by its maturity date, the conversion price of the note and exercise price of the warrant automatically reduce to $5.00 per share. The ratchet provision in the note conversion and warrant exercise price require that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $37,323 as discounts on note payable and as a derivative liability in the same amount, as of the date of the note. On January 7, 2015, the Company and the holder agreed to extend the maturity date of the note to February 28, 2015 and in consideration the Company granted it an additional 2,500 warrants with an exercise price of $5.00 per share with a January 7, 2020 expiration date. The parties agreed as a condition of the renewal of the facility in January 2015 that all previously issued warrants to the lender totaling 15,000 shares would be extended to a five-year term and the exercise price reduced to $5.00 per share. The value of the newly issued warrants and the increased value of the amended warrants totaled $57,961 which was amortized over the extension terms. Interest expense for the years ended December 31, 2015 and 2014 includes discount amortization in the amount of $58,783 and $36,501, respectively and as of December 31, 2015 and 2014, the remaining unamortized discount was $-0- and $822, respectively.

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

●	On March 31, 2014 the Company borrowed a total of $100,000 from an entity under a convertible note with a conversion price of $15.00 per share. The term of the note was for a period of 180 days and it bears interest at 8% per annum. In connection with the loan, the Company issued the lender a warrant exercisable to purchase of 10,000 shares of common stock at $15.00 per share for a term of five years from the date of the note. On September 30, 2014, the parties agreed to extend the maturity date of the note to February 28, 2015, for which the Company granted an additional warrant exercisable to purchase 10,000 shares of common stock at an exercise price of $10.00 per share for a five-year term and reduced the exercise price of the previously issued warrants to $10.00 per share. The terms of the note and warrant provide that if the note and interest are not be paid in full by its maturity date, the conversion price of the note and the exercise price of the warrant automatically reduce to $5.00 per share. The ratchet provision in the note conversion and warrant exercise price required that the conversion feature and warrants be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $143,502 as a discount on note payable and as a derivative liability in the same amount, on the origination date of the note. In addition, the fair value of the new warrants issued and changes to previously issued warrants at the date of the extension was estimated at $70,924, which was also recorded as a discount on the note and a derivative liability. The Company amortized the discount to interest ratably over the term of the note. Interest expense for the years ended December 31, 2015 and 2014, respectively, includes discount amortization in the amount of $27,712 and $186,714, respectively and as of December 31, 2015 and December 31, 2014, the remaining unamortized discount was $-0- and $27,712.

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

●	On April 4, 2014 and June 7, 2014 it borrowed a total of $250,000 from an entity under two convertible notes payable with a conversion price of $15.00 per share. The original terms of the April 4, 2014 and June 7, 2014 notes were for a period of 180 days and bore interest at 8% per annum. On November 19, 2014 it borrowed an additional $50,000 and renewed the previously notes to mature on February 28, 2015 and bearing interest at 8% per annum. In connection with the loans the Company issued the entity a warrant excisable to purchase 25,000 shares of common stock at $15.00 per share for a term of five years from the date of the notes. On November 19, 2014, the Company granted an additional 35,000 warrants with an exercise price of $10.00 per share and a five-year term and reduced the existing 25,000 warrants exercise price to $10.00 per share. The terms of the notes and warrants provide that if the notes and interest are not be paid in full by their respective maturity dates, the conversion price of the notes and the exercise price of the warrants automatically reduce to $5.00 per share. The ratchet provision contained in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $278,585 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective notes. In addition, the fair value of the new warrants issued and changes to previously issued warrants at the date of the extension was estimated at $436,366 which was also recorded as a discount on the note and a derivative liability. The Company amortized the discount to interest ratably over the term of the note. Interest expense for the years ended December 31, 2015 and 2014 includes discount amortization in the amount of $175,248 and $539,703, respectively and as of December 31, 2015, and 2014, the remaining unamortized discount was $-0- and $175,248, respectively.

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

●	On April 14, 2014 the Company borrowed a total of $100,000 from an entity under a convertible note payable with the conversion rate of $15.00 per share. The term of the note was for a period of 180 days and bore interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 10,000 shares of common stock at $15.00 per share for a period of five years from the date of the note. On October 2, 2014 it borrowed an additional $50,000 from this entity under a convertible notes payable with the conversion rate of $10.00 per share and extended the term of the original note payable to a maturity date of February 28, 2015. In connection with the issuance of the $50,000 note and the extension of the $100,000 note the Company issued 15,000 new warrants to acquire common stock at $10.00 per share for a term of five years and the reduction in exercise price of the original 10,000 warrants from $15.00 per share to $10.00 per share. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the conversion price of the note and exercise price of the warrants automatically reduce to $5.00 per share. The ratchet provision in the note conversion and warrant exercise price required that these be accounted for as derivative liabilities. The Company recorded the estimated fair value of the conversion feature and warrants totaling $200,120 as a discount on note payable and as a derivative liability in the same amount, as of the date of the respective notes and the subsequent extension. Interest expense for the years ended December 31, 2015 and 2014 includes discount amortization in the amount of $39,452 and $103,111, respectively and as of December 31, 2015 and 2014, the remaining unamortized discount was $-0- and $39,452, respectively.

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

As described above, other notes payable with a total principal balance of $475,000 ($503,630 including accrued interest) were extinguished during the year ended December 31, 2015, which caused the associated warrant derivative liability to be transitioned to equity at its fair value on the date of extinguishment. The warrant derivative liabilities transitioned to equity aggregated $329,849 during the year ended December 31, 2015 which represented their respective fair value as of the date of the extinguishment of their underlying note payable.

Note 4 – Preferred Stock

On February 28, 2012, the Company signed a definitive agreement Off-Shore Finance (“Offshore”) relating to outstanding debt and other obligations owed them. In accordance with the agreement, on April 13, 2012, the Company issued Offshore 1,502 shares of Series B redeemable convertible preferred stock. The Series B redeemable convertible preferred stock had a 6% annual dividend and were convertible into common stock at a price of $65.00 per share. The preferred stock would automatically convert into common stock if the average of the closing prices of the common stock for 30 consecutive trading days equaled at least $75.00 per share. The Company had the right to redeem the preferred stock at any point for an amount equal to their issue price of $1,000 per share plus all accrued and unpaid dividends. The Series B preferred stock had no voting privileges and was non-transferrable for 180 days after issuance.

Effective February 28, 2014, the Company received Conversion Notices from Offshore that effected the conversion of all Series B preferred stock outstanding including accrued and unpaid dividends thereon into shares of common stock. In the transaction, Offshore exchanged all of its 1,502 shares of Series B preferred stock for 37,540 shares of common stock. Each share of Series B preferred had a liquidation and par value of $1,000. The Company also issued Offshore an additional 4,505 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 42,045 shares of common stock valued at $40.00 per share, for a total of $1,681,792, which has been reflected as common stock and additional paid in capital in the accompanying balance sheets.

Note 5 – Common Stock

During 2015, the Company issued a total of 424,530 shares of common stock to the holder of the senior convertible note payable in the form of principal payments aggregating $160,000 and 14,260 shares of common stock for accrued interest totaling $5,536. See Note 2 – Senior Convertible Note Payable.

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

The Annual Meeting of Stockholders was held on September 25, 2015 at which the stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse split of its outstanding shares of common stock, par value $0.0001 per share, by a ratio in the range of one-for-eight and one-for-11, as determined in the sole discretion of the Board of Directors. On October 19, 2015 the Board of Directors approved a reverse split of its common shares in the ratio of 1-for-10 which became effective on November 17, 2015.

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

During 2014, the Company issued a total of 10,000 shares of common stock to an individual to settle outstanding litigation (See Note 11). The Company recorded the issuance of the 10,000 shares based upon the closing market price on the date of issuance and a corresponding credit to common stock and additional paid-in capital of $115,000.

Note 6 – Stock Options

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,500 shares of the Company’s common stock were reserved for issuance under the 2005 Plan however such 2005 Plan has now expired and no further issuances can be made. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has issued other stock options not pursuant to a formal plan with terms similar to the 2005 and 2006 Plans.

The Annual Meeting of Stockholders was held on September 25, 2015 and the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares for issuance under the Plan.

As of December 31, 2015, 515,650 shares were available for future grants under all plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the year ended December 31, 2015.

The following table summarizes stock option activity for the nine months ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	420,450	$38.91	6.3 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(9,000)	78.40
Outstanding at December 31, 2015	411,450	$38.04	5.4 years	$—
Outstanding and exercisable at December 31, 2015	381,450	$38.67	5.2 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $192,148 and $1,087,103 during the years ended December 31, 2015 and 2014, respectively.

The unrecognized compensation cost as of December 31, 2015 related to the unvested stock options as of that date was $7,598, which will be amortized during the first quarter 2016.

Note 7 – Derivative Instruments

Derivatives – Warrants Issued Relative to Note Payables

The estimated fair value of the Company’s derivative liabilities, all of which are related to the detachable warrants issued in connection with various notes payable and the senior convertible note, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the note payable and warrant agreement terms (Note 2 and 3) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). The detachable warrants issued in connection with the senior convertible note contains ratchet and anti-dilution provisions that remain in effect during the term of the warrant while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished. When the note payable containing such ratchet and anti-dilution provisions is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date. The derivative liability associated with the warrants issued in connection with the senior convertible note payable will remain effect until such time as the underlying warrant is exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.

On May 7, 2015, the Company completed the May 2015 Private Placement of a $12.0 million principal amount senior convertible note and a Warrant to purchase 1,800,000 shares of the Company’s common stock, $0.0001 par value. The detachable Warrant to purchase 1,800,000 shares of common stock is treated as a derivative liability in the accompanying financial statements at its estimated fair value. In addition, the placement agent for the May 2015 Private Placement was granted a warrant to purchase 240,000 shares of common stock which is also treated as a derivative liability. Further, the Company issued warrants to purchase 8,500 shares of common stock in relation to two promissory notes in July 2015 which required derivative accounting treatment. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities at the issue date and as of December 31, 2015 is as follows:

	Upon Issuance	As of December 31, 2015

Volatility – range	119.2%	131.4%
Risk-free rate	1.92%	2.09%
Contractual term	7.00 years	6.33 years
Exercise price	$5.00	$5.00
Number of warrants in aggregate	2,040,000	2,040,000

Based on such assumptions the estimated fair value of the Warrant issued in connection with the May 2015 Private Placement aggregated $8,034,007 as of the date of issuance, which has been recorded as a non-operating expense in the year ended December 31, 2015. The estimated fair value of the warrant to purchase 240,000 common shares issued to the placement agent warrant in connection with the senior convertible note totaled $1,071,201, which was expensed as a senior convertible note issuance cost in the year ended December 31, 2015. In addition, the change in the estimated value of both warrants from their origination to December 31, 2015 represented a decrease of $8,898,355, which has been included in non-operating expenses together with other changes in derivative fair value of the other warrants described below which aggregated $533,559.

Other notes payable with a total principal balance of $475,000 were extinguished during the year ended December 31, 2015 which caused the associated warrant derivative liability to be transitioned to equity at its fair value on the date of extinguishment. The Company issued warrants to purchase 19,500 shares of common stock in 2015 related to the origination and extension of a notes payable and warrants to purchase 100,000 shares of common stock are outstanding in relation to the $1.000,000 promissory notes issued in December 2013 and its extension all of which required derivative accounting treatment. A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of the date of the transition from liability to equity during the year ended December 31, 2015 is as follows:

	Upon Issuance	As of date of transition to equity	As of December 31, 2015

Volatility – range	103.3% - 109.1%	104%	107.7% - 135.4%

Risk-free rate	1.34% - 1.63%	1.0%	0.92% - 1.76%

Contractual term	5.0 years	5.0 years	2.33 – 4.83 years

Exercise price	$5.00 - $5.60	$5.00	$5.00 - $5.60

Number of warrants in the aggregate	19,500	132,500	117,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2014	$701,214
Warrants issued in connection with the Senior convertible note (expensed at issuance date)-Note 2	8,034,007
Warrants issued for the Senior convertible note placement fee (expensed at issuance date)-Note 2	1,071,201
Warrants issued to originate or extend notes payable (recorded as discount on note payable) -Note 3	165,724
Unrealized derivative gains included in other expense for the period	(9,431,914)
Transition of derivative liability to equity-Note 3	(329,849)

Balance at December 31, 2015	$210,383

The warrant derivative liability consists of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Warrant issued to holder of Senior convertible note	$182,517	$—
Warrant issued to placement agent	24,336	—
Warrants issued to holders of notes payable - short term	3,530	701,214
Total warrant derivative liability	$210,383	$701,214

Note 8 – Warrants

The following table summarizes warrant activity for the year ended December 31, 2015:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2014	366,271	$13.94
Issued in conjunction with senior convertible note payable (Note 2)	1,800,000	5.00
Issued for senior convertible note payable placement fee (Note 2)	240,000	5.00
Issued for origination or extension of notes payable (Note 3)	19,500	5.60
Issued for extension of line-of-credit (Note 3)	50,000	5.00
Exercised	—	—

Outstanding and exercisable at December 31, 2015	2,475,771	$5.34

The weighted average term of all outstanding common stock purchase warrants was 5.8 years as of December 31, 2015. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of December 31, 2015.

Note 9 – Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of December 31, 2015 and 2014, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred during the year ended December 31, 2015 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2015
Property acquisition costs:
Proved	$-
Unproved
Total property acquisition costs	-
Development costs	-
Exploration costs	92,568
Total costs	$92,568

Exploration costs during the year ended December 31, 2015 primarily related to area concession fees to be paid to the Nicaraguan Government for 2015 and the supplement to the environmental impact study in preparation for the drilling of exploratory wells.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

	December 31,
	2015	2014

Proved oil and gas properties	$-	$-
Unproved oil and gas properties	10,685,404	10,592,836
Total	10,685,404	10,592,836
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 3)	(964,738)	(964,738)
Less accumulated impairment charge on oil and gas properties	(9,720,666)	—
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$9,628,098

Management has performed its impairment tests on its oil and gas properties as of December 31, 2015 and has concluded that a full impairment reserve should be provided on the costs capitalized for its unproved oil and gas properties consisting solely of the Nicaraguan Concessions. Therefore, an impairment charge of $9,720,666 has been including in operating expenses for the year ended December 31, 2015 which reduces the carrying amount of oil and gas properties to zero as of December 31, 2015. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. This may provide substantial impediments for the Company and its ability to obtain adequate financing to fund the exploration and development of its Nicaraguan projects and the overall economic viability of the Concessions should hydrocarbons be discovered in commercial quantities.

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2015, (all accumulated costs have been reserved through an impairment charge as of December 31, 2015) costs by year that the costs were incurred, are as follows:

Year Ended December 31,
2015	$92,568
2014	115,622
2013	6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$10,685,404

The above unevaluated costs relate to the Company’s approximate 1,400,000 acre Nicaraguan Concessions.

The Company anticipates that these unproved costs in the table above will be reclassified to proved costs within the next five years.

Note 10 – Income Taxes

The provision for income taxes consists of the following:

For the Years Ended
December 31,
	2015	2014
(in thousands)
Current income tax expense (benefit)	$—	$—
Deferred income tax benefit	—	—
Total income tax expense (benefit)	$—	$—

The effective income tax rate on continuing operations varies from the statutory federal income tax rate as follows:

	For the Years Ended
	December 31,
	2015	2014
Federal income tax rate	(34.0)%	(34.0)%
State income tax rate	(4.4)	(4.4)
State tax assessment reversed	—	—
Change in valuation allowance	38.0	38.4
Other, net	0.4	—

Effective tax rate	—%	—%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	For the Years Ended
	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Accruals and other	$1,015	$954
Asset retirement obligations	659	659
Note payable discounts and derivatives	399	752
Stock-based compensation	1,870	1,120
Alternative minimum tax credit carry-forward	143	143
Net operating loss carry-forward	25,886	22,160
Gross deferred tax assets	29,972	25,788
Less valuation allowance	(29,972)	(25,788)
Deferred tax asset	$—	$—

For income tax purposes, the Company has net operating loss carry-forwards of approximately $67,415,000, which expire from 2025 through 2030. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

The Company has not completed the filing of tax returns for the tax years 2012 through 2015. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

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

As discussed in Note 1, “Summary of Significant Accounting Policies,” tax positions are evaluated in a two-step process. Management first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Management has identified no tax positions taken that would meet or exceed these thresholds and therefore there are no gross interest, penalties and unrecognized tax expense/benefits that are not expected to ultimately result in payment or receipt of cash in the financial statements.

Note 11 – Commitments and Contingencies

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

During late December 2013, we completed the 2-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at that point. We believe that the newly acquired 2-D seismic data, together with the previously acquired reprocessed 2-D seismic, has helped us further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable hydrocarbons (principally oil) in place. In addition, the new 2-D seismic acquired in 2013 provided our first geological information regarding the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise older 2-D seismic mapping. We have identified multiple promising sites on the Perlas Block for exploratory drilling and are planning the drilling of initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves, given sufficient financing. We believe that we have performed all work necessary as of June 30, 2015 to proceed to Sub-Period 3 for the Perlas Block as defined in the Nicaraguan Concessions, which requires the drilling of at least one exploratory well on the Perlas Block within the following one-year period. We must first prepare and submit a supplemental EIA to the Nicaraguan government before the drilling permit can be issued on the Perlas Block, which had not been completed as of December 31, 2015.

The Company has not yet submitted the EIA supplement to the Nicaraguan Government and therefore has not received a drilling permit; however, assuming that Government does accept the supplemental EIA and grant the drilling permit, the Company will be required to drill at least one exploratory well on the Perlas Block within one year (estimated to be prior to May 2016) or risk being in default and losing our rights under the Nicaraguan Concessions.

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

The Company must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (3) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions if it is unable to negotiate a waiver of such requirement from the Nicaraguan government; (4) the payment of normal day-to-day operations and corporate overhead; and (5) the payment of outstanding debt and financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2016 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company completed the May 2015 Private Placement in May 2015 in an effort to obtain its required capital. See Note 2 to the Financial Statements.

The Company is also seeking offers from industry operators and other third parties for interests in the acreage in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. Accordingly, it intends to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any, and net proceeds from the sales of assets.

The following charts set forth the minimum work programs required under for the Perlas and Tyra blocks comprising the Concessions in order for the Company to retain them.

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

Revenue Sharing Commitments

On March 23, 2009, the Company entered into a Securities Purchase Agreement, dated effective as of March 23, 2009, with Off-Shore, an accredited investor, to issue a subordinated promissory note in the aggregate principal amount of up to $1,275,000 and a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. Off-Shore funded a total of $1,275,000 and subsequently converted the subordinated promissory note to common stock.

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

The LOI is subject to Granada’s normal and customary due diligence, including the evaluation of the Company’s Form 10-K and 10-Q filings, documents showing that the Company is in good standing regarding the Nicaraguan Concessions and with the Nicaraguan government; negotiation and approval of mutually acceptable formal agreements; and final approval by a majority of the partners that comprise Granada Exploration, LLC. The parties continue to negotiate the terms of the ESA, but have not entered into definitive agreements and Granada has not completed its normal and customary due diligence with progress being delayed due to the current environment affecting oil and gas exploration projects and uncertainties involving the status of the Nicaraguan concessions.

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas have been disposed of as of December 31, 2015; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of December 31, 2015 and 2014 are sufficient to cover any potential noncompliance liabilities relative to the to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years.

Litigation

The Company is subject to numerous claims and legal actions in which vendors are claiming breach of contract due to the Company’s failure to pay amounts due. The Company believes that it has made adequate provision for these claims in the accompanying financial statements.

The Company is currently involved in litigation as follows:

●	Exterran Energy Solutions, L.P., f/k/a Hanover Compression Limited Partnership, which filed an action in the District Court of Erath County, Texas, number CV30512, on March 31, 2010 against Infinity Oil and Gas of Texas, Inc., Infinity Energy Resources, Inc., Longhorn Properties, LLC, and Forest Oil Corporation. Exterran Energy Solutions, L.P. provided certain gas compressor and related equipment pursuant to a Gas Compressor/Production Equipment Master Rental & Servicing Agreement with Infinity, dated January 3, 2005, in Erath County, Texas and has claimed breach of contract for failure to pay amounts due. On October 13, 2011, a default judgment was entered against the Company in the amount of $445,521 plus interest and attorney fees. The Company has included the impacts of this litigation as liabilities in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company engaged in negotiations with the State of Texas in late 2012 and early 2013 and reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers have potential liability regarding the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore these liabilities, to the extent they might become actual, are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is classified as an asset retirement obligation on the balance sheets.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement, dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputes the Company’s contentions and has submitted the dispute to binding arbitration. The Company has accrued $49,000 in accounts payable as of December 31, 2015 and 2014, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Timothy Berge, who filed an action in the District Court, City and County of Denver Colorado number 09CV9566, was granted a default judgment on November 8, 2010 against the Company in the amount of $304,921 plus costs. Mr. Berge provided certain geological services to Infinity Oil and Gas of Texas, Inc. and claimed breach of contract for failure to pay amounts he alleged were due. The Company was unable to defend itself in this matter due to limited financial resources even though it believes that it had meritorious defenses. On May 27, 2014 the Company settled this litigation by the issuance of 10,000 shares of common stock and the payment of $10,000 cash. The Company had previously established a provision of $304,878 related to this litigation as an accrued liability in the accompanying balance sheet. The value of the 10,000 shares of common stock and $10,000 cash paid in settlement of this litigation totaled $125,000, resulting in a gain of $179,878, which was recorded in the statement of operations for the year ended December 30, 2014.

Note 12 – Related Party Transactions

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services. For the years ended December 31, 2015 and 2014, the Company was billed $0 for such services. The amount due to the CFO’s firm for services provided was $767,407 at December 31, 2015 and 2014, and is included in accrued liabilities at both dates.

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

The Company entered into a subordinated loan with Offshore in the aggregate amount of $1,275,000 for funds used to maintain the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Offshore and the conversion of the Series B redeemable convertible preferred stock to common stock effective February 28, 2014. The managing partner of Off-shore and the CFO are partners in the accounting firm which the Company uses for general corporate purposes. In the February 2014 transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock for 37,540 shares of common stock. Each share of Series B preferred had a liquidation and par value of $1,000. The Company also issued Offshore an additional 4,505 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 42,045 shares of common stock valued at $40.00 per share for a total of $1,681,792, which has been reflected as common stock and additional paid in capital during the year ended December 31, 2014.

In connection with its subordinated loan, Offshore was granted a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. The managing partner of Offshore and the CFO are partners in the accounting firm which the Company has used for general corporate purposes. The revenue sharing interest remains in effect after the conversion of the subordinated promissory note to Series A preferred stock and subsequently to common stock. In connection with its dissolution, Offshore assigned its RSP to its individual members, which includes the former managing partner of Offshore.

As of December 31, 2015 and 2014, the Company had accrued compensation to its officers and directors of $1,423,208 and $1,187,208, respectively.

On February 28, 2015, the line-of-credit facility matured and the Company was unable to repay the principal and interest. The Company negotiated an extension to May 28, 2015 and granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on February 28, 2020. The parties agreed as a condition to the renewal of the facility in February 2015 that all previously issued warrants to the lender totaling 89,063 shares would be extended to a five-year term and the exercise price reduced to $5.00 per share. The total value of the 10,000 newly issued warrants totaled $28,507, which is being amortized over the extension period. The increased value of the amended warrants totaled $149,517, which was immediately expensed.

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

On November 26, 2015, the Company negotiated an additional amendment to the line-of-credit facility, which extended its maturity date to February 28, 2016 and later to May 28, 2016. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on November 26, 2020. The total value of the 10,000 newly issued warrants totaled $655, which is being amortized over the extension period.

On March 7, 2014 the Company borrowed $10,000 from an individual who is related to Infinity’s Chairman and President. The note was due on demand and bore interest at 8% per annum. This demand note was repaid in full during April 2014.

Note 13 – Subsequent Events

From January 1, 2016 through the report issuance date of this Annual Report (April 14, 2016), the Company issued a total of 2,266,446 shares of common stock to the holder of the senior convertible note payable in the form of principal payments aggregating $137,000 and related accrued interest. On March 30, 2016, the senior convertible note holder released a total of $35,000 of funding to the Company under the investor note. See Note 2 – Senior Convertible Note Payable.

The Company has not resolved the contingency related to the expired letters of credit for its Nicaraguan concessions (See Note 11). The Company continues to negotiate the renewal of the letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard.

During January 2016, the Company extended the maturity date of two promissory notes with principal balances totaling $85,000. The new maturity dates are May 7, 2016 and May 15, 2016. In connection with the extension of the maturity date of these notes Company issued the lenders warrants to purchase a total of 8,500 shares of common stock at an exercise price of $5.60 per share which are immediately exercisable and expire in 5 years.

On February 28, 2016, the Company extended the maturity date of the line-of-credit which provides for borrowings on a revolving basis up to $75,000. The new maturity date is May 28, 2016. In connection with the extension of the maturity date of the line-of-credit, the Company issued the lender a warrant to purchase 10,000 shares of common stock at an exercise price of $5.00 per share which are immediately exercisable and expire in 5 years.

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender which has an outstanding principal balance of $1,000,000. The facility is represented by a promissory note (the “Note”). Effective April 7, 2016 the Company and the lender have agreed in principal to extend the maturity date of the Note from April 7, 2016 to the earlier of (i) April 7, 2017 or (ii) the payment in full of the Investor Note issued to the Company by Hudson Bay Master Fund, Ltd. in the principal amount of $9,550,000 (the “New Maturity Date”). All other terms of the Note are expected to remain the same.

The Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note.

In connection with the proposed extension of the maturity date of the Note to the New Maturity Date, the Company (i) will issue to the lender 20,000 shares of restricted common stock; and (ii) agreed to pay $50,000 toward amounts due under the Note as soon as sufficient funds are available to do so. The Company will issue no additional warrants to the lender in connection with the proposed extension of the Note to the New Maturity Date. If the Company fails to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant are expected to remain the same.

The parties are negotiating and finalizing the documents relative to this proposed extension, therefore the terms may change as and when such documents are finalized and executed. However, there can be no assurance that such extension will be completed or that the current agreed terms will be the finalized terms of such extension.

**********************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2015, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2015, our internal control over financial reporting was not effective due to material weaknesses identified as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Stanton E. Ross	54	Chairman, President and Chief Executive Officer
Daniel F. Hutchins	60	Director, Chief Financial Officer, Secretary
Leroy C. Richie	74	Director

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

Daniel F. Hutchins. Mr. Hutchins was elected to serve as a Director of Infinity and was also appointed to serve as Chief Financial Officer of Infinity effective as of August 13, 2007. Mr. Hutchins was elected as a Director of Digital Ally, Inc. in December 2007, serves as Chairman of its Audit Committee and is its financial expert. He is also a member of Digital’s Nominating and Governance Committee. Mr. Hutchins, a Certified Public Accountant, is a Principal with the accounting firm of Hutchins & Haake, LLC. He was previously a member of the Advisory Board of Digital Ally. Mr. Hutchins has served as an instructor for the Becker CPA exam with the Keller Graduate School of Management and has over 18 years of teaching experience preparing CPA candidates for the CPA exam. He has over 30 years of public accounting experience, including five years with Deloitte & Touche, LLP. He holds no other public directorships and has not held any others during the previous five years. He has served on the boards of various non-profit groups and is a member of the American Institute of Certified Public Accountants. Mr. Hutchins earned his Bachelor of Business Administration degree in Accounting at Washburn University in Topeka, Kansas. Mr. Hutchins holds no other public company directorships currently and for the previous five years. The Company believes that Mr. Hutchins’ significant experience in finance and accounting gives him the qualifications to serve as a director.

Leroy C. Richie. Mr. Richie has been a director of Infinity since June 1, 1999. Since 2005, Mr. Richie has served as the lead outside director of Digital Ally, Inc. and currently serves as a member of Digital’s Audit Committee and is the Chairman of its Nominating and Governance and Compensation Committees. Additionally, since 2008, Mr. Richie served as a member of the boards of directors of Columbia Mutual Funds, (or mutual fund companies acquired by or merged with Columbia Mutual Funds), a family of investment companies managed by Ameriprise Financial, Inc. From 2004 to 2015, he was of counsel to the Detroit law firm of Lewis & Munday, P.C. He holds no other public directorships and has not held any others during the previous five years, except for OGE Energy Corp. (2007-2014) and Kerr-McGee Corporation (1998-2005). Mr. Richie serves as a member of the Board of Trustees and Chairman of the Henry Ford Health System, in Detroit. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for that company’s automotive operations from 1986 until his retirement in 1997. Before joining Chrysler, he was an associate with the New York law firm of White & Case (1973-1978), and served as director of the New York office of the Federal Trade Commission (1978-1983). Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a Director.

Family Relationships

There is no family relationship between any of our directors, director nominees and executive officers.

Board of Directors and Committee Meetings

Our Board of Directors held four meetings during the fiscal year ended December 31, 2015. In addition, our Board of Directors acted by unanimous written consent four times during fiscal year ended December 31, 2015. Our directors attended all of the meetings of the Board of Directors. Our directors are expected, absent exceptional circumstances, to attend all Board meetings.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2015, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with RBSM, LLP, our independent registered public accounting firm for fiscal year 2015 and 2014, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on AU 380 (Communication with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from RBSM, LLP required by PCAOB Rule 3526 and has discussed with such firm any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2015 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2015.

Item 11. Executive Compensation.

The following table shows compensation paid, accrued or awarded with respect to our named executive officers during the years indicated, a significant portion of all compensation after 2008 is accrued but not paid:

2015 Summary Compensation Table (1)

Name and Principal Position (2)	Year	Salary ($)	Bonus ($) (4)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanton Ross	2015	$100,000	$—	$—	$—	$—	$—	$—	$100,000
CEO	2014	$100,000	$—	$—	$729,403	$—	$—	$—	$829,403
Daniel F Hutchins	2015	$100,000	$—	$—	$—	$—	$—	$—	$100,000
CFO	2014	$100,000	$—	$—	$182,351	$—	$—	$—	$282,351

(1) Due to the financial condition of the Company, Mr. Ross has deferred the receipt of a portion of his salary since January 2009. Mr. Ross received $-0- and $83,500 of his salary in cash during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, a total of $431,708 of his salary has been accrued but was unpaid.

(2) Mr. Hutchins began serving the Company as Chief Financial Officer in August 2007. Since January 2009 he has deferred his compensation and a total of $700,000 of direct compensation was accrued but unpaid as of December 31, 2015. Previously, Mr. Hutchins received other indirect compensation consisting of services billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses for general corporate and bookkeeping purposes. For the years ended December 31, 2015 and 2014 the Company was billed $-0- for such services. Total amounts accrued for his indirect compensation was $762,407 as of December 31, 2015 and 2014.

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

Annual Bonuses

The awarding of annual bonuses to executives is at the Committee’s discretion. The objective of the annual bonus element of compensation is to align the interest of executive officers with the achievement of superior Company performance for the year and also to encourage and reward extraordinary individual performance. In light of the Company’s operating results for 2015 and 2014, the Committee determined that it was appropriate not to grant annual bonuses to the executive officers for 2015 and 2014.

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

In determining the stock option grants for Messrs. Ross and Hutchins, the Board considered the number of options previously granted that remained outstanding, the number and value of shares underlying the options being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock incentive plans. Messrs. Ross and Hutchins were not granted stock options during the year ended December 31, 2015. Messrs. Ross and Hutchins were granted option to purchase 600,000 and 150,000 shares of common stock, respectively, during the year ended December 31, 2014. Information regarding all outstanding equity awards as of December 31, 2014 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(As of December 31, 2015)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ross	5,000	—	—	$64.80	5/23/2016	—	—	—	—
	10,000	—	—	$39.70	10/10/2016	—	—	—	—
	7,000	—	—	$30.60	5/17/2017	—	—	—	—
	20,000	—	—	$52.50	2/10/2021	—	—	—	—
	20,000	—	—	$75.00	8/2/2021	—	—	—	—
	50,000	—	—	$30.00	11/6/2021	—	—	—	—
	40,000	20,000	—	$30.00	1/17/2024	—	—	—	—

Hutchins	2,500	—	—	$21.50	8/21/2017	—	—	—	—
	15,575	—	—	$2.60	4/1/2018	—	—	—	—
	17,500	—	—	$52.50	2/10/2021	—	—	—	—
	17,500	—	—	$75.00	8/2/2021	—	—	—	—
	25,000	—	—	$30.00	11/6/2021	—	—	—	—
	10,000	5,000	—	$30.00	1/17/2024	—	—	—	—

DIRECTOR COMPENSATION

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal years ended December 31, 2015 and 2014.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Leroy C. Richie	2015	$36,000	$—	$—	$—	$—	$-	$36,000
	2014	$36,000	$—	$182,351	$—	$—	$-	$218,351

(1) Mr. Richie received no cash compensation in 2015 and 2014, and has accrued an aggregate of $291,500 for his services on the Board since January 1, 2008.

(2) Mr. Ross’ and Mr. Hutchins’ compensation and option awards are noted in the Executive Compensation table because neither of them received compensation or stock options for their services as a director.

Compensation Committee Interlocks and Insider Participation

Leroy C. Richie was the sole member of the Compensation Committee in 2015 and 2014. Mr. Richie is not currently and has not ever been an officer or employee of Infinity or its subsidiaries.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have no employment agreements or similar contracts with Stanton E. Ross or Daniel F. Hutchins.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2016, the number and percentage of outstanding shares of common stock beneficially owned by each person known by us to beneficially own more than five percent of such stock. We have no other class of capital stock outstanding.

Security Ownership of Certain Beneficial Owners

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

5% Stockholders (excluding executive officers and directors):
Amegy Bank NA (1)	559,125	8.76%
Hudson Bay Master Fund, Ltd. (2)	637,920	9.99%

(1)	Based solely on an Amendment No. 1 to Schedule 13D filed by Amegy Bank NA on December 30, 2013.
(2)	Hudson Bay Master Fund, Ltd. invested in the May 2015 Private Placement. We issued it a $12.0 million principal amount senior secured convertible note and a warrant exercisable to purchase 1,800,000 shares of our common stock. The convertible note is convertible into common stock at a price of $5.00 per share and the warrant is exercisable at the same price commencing six months after its date of issuance. The maximum number of shares issuable upon the conversion of the convertible note and exercise of the warrant is limited to 9.99% of beneficial ownership of our common stock. The table reflects the total shares that would be issuable under the conversion terms of the note and the exercise of the warrant subject to and limited by the 9.99% ownership blocker.

The following table sets forth, as of April 14, 2016, the number and percentage of outstanding shares of common stock beneficially owned by each director of the Company, each named officer of the Company, and all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Security Ownership of Management

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Executive Officers & Directors: (1)
Stanton E. Ross (2)	199,500	3.12%
Leroy C. Richie (3)	90,575	1.42%
Daniel F. Hutchins (4)	111,075	1.74%

All officers and directors as a group (3 individuals)	401,150	6.28%

(1) The address of these persons is c/o 11900 College Blvd., Suite 310, Overland Park, KS 66210.

(2) Mr. Ross’s shares include vested options exercisable to purchase 172,000 shares of common stock. Mr. Ross has pledged 27,500 shares of common stock and all of his outstanding options to purchase common stock to third parties as collateral for personal loans.

(3) Mr. Richie’s total shares include vested options exercisable to purchase 90,575 shares of common stock.

(4) Mr. Hutchins’ total shares include vested options exercisable to purchase 93,075 shares of common stock.

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

The Company currently does not have any employees other than the CEO and CFO. Certain general and administrative services (for which payment is deferred) has previously been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting firm for support services. For the years ended December 31, 2015 and 2014, the Company was billed $0 for such services. The amount due to the CFO’s firm for services provided was $767,407 at December 31, 2015 and 2014 and is included in accrued liabilities at both dates.

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

The Company entered into a subordinated loan with Offshore in the aggregate amount of $1,275,000 for funds used to maintain the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Offshore and the conversion of the Series B redeemable convertible preferred stock to common stock effective February 28, 2014. The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for general corporate purposes. In the February 2014 transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock for 375,400 shares of common stock. Each share of Series B preferred had a liquidation and par value of $100. The Company also issued Offshore an additional 45,048 shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued a total of 420,448 shares of common stock valued at $4.00 per share for a total of $1,681,792, which has been reflected as common stock and additional paid in capital in the accompanying balance sheets.

In connection with the aforementioned $1,275,000 subordinated promissory note, Off-Shore was granted a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for general corporate purposes. The revenue sharing interest remains in effect after the conversion of the subordinated promissory note to Series A preferred stock and subsequently to common stock. In connection with its dissolution Off-Shore assigned its RSP to its individual members, which includes the former managing partner of Offshore.

As of December 31, 2015 and 2014, the Company had accrued compensation to its officers and directors of $1,187,208 and $1,081,708, respectively.

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

The Company entered into a line-of-credit facility on September 23, 2013 which provides for borrowings on a revolving basis up to a maximum of $50,000 (maximum increased to $100,000 at December 31, 2013) with an initial maturity of November 23, 2013. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity on November 23, 2013 for an additional two months or until January 23, 2014. On such date the parties renewed the credit facility until April 23, 2014 and subsequently renewed it until May 28, 2016. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 450,000 shares of common stock at an exercise price of $1.50 per share (as amended on January 23, 2014), which warrants are immediately exercisable and expire on various dates from September 23, 2018 to October 23, 2019 (as amended). The parties agreed as a condition to the renewal of the facility in January 2014 that all warrants would be extended to a five-year term and the exercise price reduced to $1.50 per share. The Company estimated the fair value of the warrants at $60,290 as of the original grant date in 2013, which amount has been recorded as debt issuance costs and classified in prepaid expenses in the accompanying balance sheets. The Company estimated the fair value of the new warrants issued to extend the facility during 2014 and the increased value of the amended warrants to be $603,966, which has been recorded as additional debt issuance costs and classified in prepaid expenses in the accompanying balance sheets.

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

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The Audit committee of the Company has appointed RBSM, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2015 and 2014.

The following table is a summary of the fees rendered to us by RBSM, LLP for the years ended December 31, 2015 and 2014:

Fee Category:	2015	2014
Audit Fees	$46,500	$30,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$46,500	$30,000

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2015 and 2014, there were no fees related to this category.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were pre-approved by the Audit Committee.

The audit report of RBSM, LLP on the financial statements of the Company for the years ended December 31, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The opinion did emphasize a matter regarding the Company’s ability to continue as a going concern.

During our fiscal year ended December 31, 2015 and 2014 there were no disagreements with RBSM, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to RBSM, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its report on the financial statements for such period.

During our fiscal years ended December 31, 2015 and 2014, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements:

All financial statements set forth under Part II, Item 8 of this annual report.

2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable or are not required, or because the required information is included in the financial statements or notes in this annual report.

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc. (1)
3.1	Certificate of Incorporation (3)
3.2	Bylaws (1)
10.1	2004 Stock Option Plan (1)
10.2	2005 Equity Incentive Plan (1)
10.3	2006 Equity Incentive Plan (1)
10.4	Form of Incentive Stock Option for 2006 Equity Incentive Plan (1)
10.5	Form of Nonqualified Stock Option for 2006 Equity Incentive Plan (1)
10.6	Loan Agreement between Infinity Energy Resources, Inc., and Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy Bank N.A., dated effective as of January 9, 2007 (3)
10.7	Revolving Promissory Note between Infinity Energy Resources, Inc. and Amegy Bank N.A., dated January 10, 2007 (1)
10.8	Nicaraguan Concession - Perlas Prospect (3)
10.9	Nicaraguan Concession - Tyra Prospect (3)
10.10	Forbearance Agreement with Amegy Bank N.A., dated August 31, 2007 (1)
10.11	Second Forbearance Agreement with Amegy Bank N.A., dated March 26, 2008 (1)
10.12	Third Forbearance Agreement with Amegy Bank N.A., dated October 16, 2008 (3)
10.13	First Amendment to Revolving Promissory Note - Amegy Bank, N.A., dated October 16, 2008 (3)
10.14	Fourth Forbearance Agreement with Amegy Bank N.A., dated December 4, 2009 (3)
10.15	Fifth Forbearance Agreement with Amegy Bank N.A., dated February 16, 2011 (2)
10.16	Guarantee of Obligation with Amegy Bank N.A., dated February 16, 2011 (1)
10.17	Omnibus Amendment with Amegy Bank N.A., dated February 16, 2011 (1)
10.18	Third Amendment to Revolving Promissory Note with Amegy Bank N.A., dated January 31, 2010 (1)
10.19	Forbearance Period Advance Promissory Note with Amegy Bank N.A., dated February 16, 2011 (1)
10.20	Registration Rights with Amegy Bank N.A., dated February 16, 2011 (3)
10.21	Securities Purchase Agreement with Amegy Bank N.A., dated February 16, 2011 (3)
10.22	Warrant to Purchase Common Stock with Amegy Bank N.A., dated February 16, 2011 (3)
10.23	Subordinate Senior Promissory Note Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.24	Securities Purchase Agreement Off-Shore Finance, LLC, dated March 23, 2009 (2)
10.25	Revenue Sharing Agreement with Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.26	Revenue Sharing Agreement with Officers and Directors, dated June 6, 2009 (3)
10.27	Map: Nicaraguan Concessions (2)
10.28	Revenue Sharing Agreement with Jeff Roberts, dated September 16, 2009 (3)
10.29	Revenue Sharing Agreement with Thompson Knight Global Energy, dated September 8, 2009 (3)
10.30	Stock Purchase Agreement with Amegy Bank, N.A., dated as of February 28, 2012 (5)
10.31	Stock Purchase Agreement with Off-Shore Finance, LLC, dated as of February 28, 2012 (5)
10.32	Investor Rights Agreement with Amegy Bank, N.A., dated April 13, 2012 (5)
10.33	Certificate of Designation of Series A Preferred and Series B Preferred (5)
10.34	8% Promissory Note in principal amount of $250,000, dated February 13, 2013 (6)
10.35	Common Stock Purchase Warrant for 250,000 shares, dated February 13, 2013 (6)
10.36	Form of 8% Promissory Note (7)
10.37	Form of Common Stock Purchase Warrant (7)
10.38	Stock Exchange Agreement between the Company and Amegy Bank, NA. (8)
10.39	8% Note, dated December 27, 2013 (9)
10.40	Common Stock Purchase Warrant (1,000,000 shares), dated December 27, 2013 (9)
10.41	Third Amendment to Promissory Note, dated November 19, 2014 (10)
10.42	Third Amendment to Common Stock Purchase Warrant, dated November 19, 2014 (10)
10.43	First Amendment to Revenue Sharing Agreement, dated November 19, 2014 (10)
10.44	Revenue Sharing Agreement, dated May 17, 2014 (10)
10.45	Loan Extension Agreement, dated November 19, 2014 (10)
10.46	Securities Purchase Agreement (11)
10.47	Registration Rights Agreement (11)
10.48	Senior Secured Convertible Note (11)
10.49	Warrant (11)

10.50	Security and Pledge Agreement (11)
10.51	Investor Note (11)
10.52	Form of Guaranty Agreement (11)
10.53	Second Loan Extension Agreement Effective as of April 7, 2015 (12)
10.54	Fourth Amendment to Promissory Note, effective as of April 7, 2015 (12)
10.55	Fourth Amendment to Common Stock Purchase Warrant, effective as of April 7, 2015 (12)
10.56	8% Convertible Promissory Note and Common Stock Purchase Warrant dated September 30, 2014 13)
10.57	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 19, 2014 (13)
10.58	8% Convertible Promissory Note and Common Stock Purchase Warrant dated January 7, 2014(13)
10.59	8% Convertible Promissory Note and Common Stock Purchase Warrant dated October 2, 2014(13)
10.60	8% Line-of-Credit Promissory Note and Common Stock Purchase Warrant dated October 23, 2014(13)
10.61	2015 Stock Option Plan (14)
14.1	Code of Ethics and Code of Conduct. (4)
21.1	Subsidiaries of Registrant (1)
31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
99.1	Audited Financial Statements as of and for the years ended December 31, 2015 and 2014. (filed herewith)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

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

(7) Filed as an Exhibit to Form 8-K by the Company on March 1, 2013.

(8) Filed as an Exhibit to Form 8-K by the Company on April 29, 2013

(9) Filed as an Exhibit to Form 8-K by the Company on January 3, 2014

(10) Filed as an Exhibit to Form 8-K by the Company on November 20, 2014

(11) Filed as an Exhibit to Form 8-K by the Company on May 8, 2015

(12) Filed as an Exhibit to Form 8-K by the Company on May 11, 2015

(13) Filed as an Exhibit to Form 8-K by the Company on August 12, 2015

(14) Filed as an Exhibit to Definitive Schedule 14A filed by the Company on August 12, 2015

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

Date: April 14, 2016

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

Signature and Title	Date

/s/ Stanton E. Ross	April 14, 2016
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	April 14, 2016
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	April 14 2016
Daniel F. Hutchins, Director and Chief Financial Officer

