Form 10-Q
period 2016-03-31
INFINITY ENERGY RESOURCES, INC
filed 2016-05-13
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at May 13, 2016
Common Stock, $0.0001 par value	6,729,375

PART I - FINANCIAL INFORMATION

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$14,248	$3,734
Prepaid expenses	505	420
Total current assets	14,753	4,154

Total assets	$14,753	$4,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,436,036	$5,975,682
Accrued liabilities (including $788,520 due to related party at March 31, 2016 and December 31, 2015)	2,310,293	2,642,227
Income tax liability	150,000	150,000
Accrued interest (including $9,952 and $8,446 due to related party at March 31, 2016 and December 31, 2015, respectively)	221,898	403,205
Asset retirement obligations	1,716,003	1,716,003
Senior convertible note payable-current	112,154	130,345
Line-of-credit with related party	68,303	68,303
Notes payable-short term, net of discounts of $3,309 and $51,027 at March 31, 2016 and December 31, 2015, respectively	1,081,691	1,033,973
Total current liabilities	11,096,378	12,119,738

Senior convertible note payable-long term	134,981	135,584
Derivative liabilities	92,518	210,383
Total long-term liabilities	227,499	345,967
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; No shares issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 5,221,405 and 3,125,570 shares at March 31, 2016 and December 31, 2015, respectively	522	313
Additional paid-in capital	108,961,271	108,840,102
Accumulated deficit	(120,270,917)	(121,301,966)
Total stockholders’ deficit	(11,309,124)	(12,461,551)
Total liabilities and stockholders’ deficit	$14,753	$4,154

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses (income):
Stock-based compensation	$7,598	$58,360
General and administrative expenses	82,570	105,869
Total operating expenses, net	90,168	164,229

Operating loss	(90,168)	(164,229)

Other income (expense):
Interest expense	(78,170)	(573,083)
Change in derivative fair value	118,511	265,267
Change in fair value of senior convertible note payable	(53,206)	—
Derecognition of liabilities	1,134,082	171,017

Total other income (expense)	1,121,217	(136,799)

Income (loss) before income taxes	1,031,049	(301,028)
Income tax benefit (expense)	—	—

Net income (loss)	$1,031,049	$(301,028)

Net income (loss) per share – basic and diluted	$0.26	$(0.12)

Weighted average shares outstanding – basic and diluted	3,901,727	2,591,052

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Changes in Stockholders’ Deficit

Three months ended March 31, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	3,125,570	$313	$108,840,102	$(121,301,966)	$(12,461,551)

Stock based compensation	—	—	7,598	—	7,598

Common stock purchase warrants issued for debt issuance costs	—	—	774	—	774

Common stock issued for principal payments on senior convertible note payable	1,984,446	198	106,802	—	107,000

Common stock issued for interest payments on senior convertible note payable	111,389	11	5,995	—	6,006

Net income	—	—	—	1,031,049	1,031,049

Balance, March 31, 2016	5,221,405	$522	$108,961,271	$(120,270,917)	$(11,309,124)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,031,049	$(301,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,598	58,360
Change in fair value of derivative liability	(118,511)	(265,267)
Change in fair value of senior convertible note	53,206	—
Amortization of debt discount	49,053	523,784
Derecognition of liabilities	(1,134,082)	—
Change in operations assets and liabilities:
Increase in prepaid expenses	—	(30,000)
Increase in accounts payable and accrued liabilities	87,201	(44,952)
Net cash used in operating activities	(24,486)	(59,103)

Cash flows from investing activities:
Investment in oil and gas properties	—	(13,893)
Net cash used in investing activities	—	(13,893)

Cash flows from financing activities:
Net borrowings under line-of-credit with related party	—	62,418
Proceeds from issuance of senior convertible note payable	35,000	—
Net cash provided by financing activities	35,000	62,418

Net (decrease) increase in cash and cash equivalents	10,514	(10,578)

Cash and cash equivalents:
Beginning	3,734	13,664
Ending	$14,248	$3,086
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental noncash disclosures:
Conversion of note payables and accrued interest to common stock	$—	$503,630
Conversion of line-of-credit to common stock	$—	$50,000
Issuance of common stock for principal and interest payments on senior convertible note payable	$113,006	$—
Warrant derivatives issued in connection with notes payable and extensions	$646	$57,961
Issuance of common stock purchase warrants for debt issuance costs	$774	$207,952
Transition of derivative liability to equity	$—	$329,849

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Condensed Financial Statements

(unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

Infinity Energy Resources, Inc. (collectively, “we,” “ours,” “us,” “Infinity” or the “Company”) has prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, statements of operations, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2016 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K, filed with the SEC.

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

The Company has been pursuing exploration and development of the Nicaraguan Concessions, which represents its principal asset and only exploration and development project. On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has conducted activities to develop geological information from the processing and evaluation of newly acquired and existing 2-D seismic data that was acquired for the Nicaraguan Concessions. Infinity has conducted activities to develop geological information from the processing and evaluation of 2-D seismic data that was acquired for the Nicaraguan Concessions. The Company has identified multiple sites for exploratory drilling and is planning the initial exploratory well on the Perlas Block in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells, financing and satisfaction of other conditions. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company has to drill its initial exploratory well during 2016 or risk being in default and losing its rights under the Nicaraguan Concessions. The work plan on the Tyra block now requires the Company to shoot additional seismic prior to the commencement of exploratory drilling. The Company is attempting to negotiate with the Nicaraguan government to seek the waiver of the additional seismic mapping on the Tyra Block and extension of time to complete its initial well. There can be no assurance whether it will be able to obtain such waiver of the requirement. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. There can be no assurance whether the Company will be able to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

On May 7, 2015 the Company completed the private placement (the “May 2015 Private Placement”) of a $12.0 million principal amount Senior Convertible Note (the “Note”) and a common stock purchase warrant to purchase 1,800,000 shares of the Company’s common stock (the “Warrant”) with an institutional investor (the “Investor”). At the closing, the Investor acquired the Note by paying $450,000 in cash and issuing a promissory note, secured by cash, with a principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. The Investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part. As of March 31, 2016 an additional $60,000 was funded under the Investor Note for a total of $510,000 advanced to the Company.

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

The Company is in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of March 31, 2016. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company is in process of identifying at least one potential drilling site on the Perlas Block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires the Company to shoot additional seismic, which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is attempting to negotiate with the Nicaraguan government to seek a waiver of the additional seismic mapping on the Tyra Block so that it can proceed with exploratory drilling. There can be no assurance whether it will be able to obtain a waiver of the requirement.

In accordance with the Nicaraguan Concession agreements, the Company has previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. In accordance with the Nicaraguan Concession agreements, the Company must provide the Ministry of Energy with the required letters of credit in the amounts which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases as required by the Nicaraguan Concessions, to replace the expired letters of credit. The minimum cash requirements to maintain and comply with the minimum work program as defined in the Nicaraguan Concessions for the next twelve-month period will be approximately $5,500,000 for the Perlas Block, which includes all costs to prepare for and drill the initial exploratory well, and $280,000 for the Tyra Block, assuming the waiver is granted regarding the seismic mapping. If such waiver is not granted, the Company estimates it will require approximately $2,500,000 for the seismic mapping. Finally, the Company estimates it will need approximately $300,000 to prepare and submit an environmental supplement to the Nicaraguan government to identify and receive authorization to drill up to five wells in the Concessions.

If the Company does not receive the funding anticipated under its May 2015 Private Placement, it must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (3) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (4) the payment of normal day-to-day operations and corporate overhead; and (5) the payment of outstanding debt and other financial obligations as they become due. These are substantial operational and financial issues that must be successfully addressed during 2016 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is actively seeking new outside sources of debt and equity capital in addition to the May 2015 Private Placement in order to fund the substantial needs enumerated above; however, there can be no assurance that we will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These may provide substantial impediments for the Company and its ability to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

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

Oil and Gas Properties

Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is deducted from the costs to be amortized, and reported as a period expense when the impairment is recognized. All unproved property costs as of March 31, 2016 and December 31, 2015 relate to the Nicaraguan Concessions. In assessing the unproved property costs for impairment, the Company takes into consideration various information including: i) the terms of the government concessions, ii) the status of the Company’s compliance with the Nicaraguan Concessions’ requirements, iii) the ongoing evaluation of the seismic data, iv) the commodity prices for oil and gas products, v) the overall environment related to oil and gas exploration and development projects for unproven targets in unproven regions of the world, vi) the availability of financing for financial and strategic partners, and vii) other factors that would impact the viability of a significant long-term oil and gas exploration and development project.

The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These may provide substantial impediments for the Company and its ability to obtain adequate financing to fund the exploration and development of its Nicaraguan projects. The Company has performed its impairment tests as of December 31, 2015 and has concluded that a full impairment reserve should be provided on the costs capitalized for the Nicaraguan Concessions oil and gas properties. All costs related to the Nicaraguan Concessions from December 31, 2015 through March 31, 2016 have been charged to operating expenses as incurred.

Concentrations

The Company’s business plan consists of developing the Nicaraguan Concessions and it expects to be active in Nicaragua for the foreseeable future, given sufficient capital. The political climate in Nicaragua could become unstable and subject to radical change over a short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Nicaraguan Concessions or of the inability of the Company to obtain sufficient financing, the Company might be forced to abandon or suspend its efforts and its rights under its Nicaraguan Concessions.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of March 31, 2016 and December 31, 2015 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (Notes 2, 3 and 6), those warrants are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $-0- at March 31, 2016 and December 31, 2015.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of March 31, 2016 and December 31, 2015.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410. ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Although the Company had divested all of its domestic oil properties that contain operating and abandoned wells as of March 31, 2016, the Company may have obligations related to the divestiture of certain abandoned non-producing domestic leasehold properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. Management believes the Company has been relieved from asset retirement obligation related to Infinity-Texas because of the sale of its Texas oil and gas properties in 2011 and its sale of 100% of the stock in Infinity-Texas in 2012. The Company has recognized an additional liability of $734,897 related to its former Texas oil and gas producing properties (included in asset retirement obligations) to recognize the potential personal liability of the Company and its officers for the Infinity-Texas oil and gas properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. In addition, management believes the Company has been relieved from asset retirement obligations related to Infinity-Wyoming because of the sale of its Wyoming and Colorado oil and gas properties in 2008; however, the Company has recognized an additional liability of $981,106 related to its former Wyoming and Colorado oil and gas producing properties (included in asset retirement obligations) to recognize the potential liability of the Company and its officers should the new owner not perform its obligations to reclaim abandoned wells in a timely manner.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of and March 31, 2016 and December 31, 2015 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

March 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$247,135	$247,135
Derivative liabilities	—	—	92,518	92,518
	$—	$—	$339,653	$339,653

December 31, 2015	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$265,929	$265,929
Derivative liabilities	—	—	210,383	210,383
	$—	$—	$476,312	$476,312

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the periods ended March 31, 2016 and December 31, 2015.

Net Income (Loss) per Share

Pursuant to FASB ASC Topic 260, Earnings per Share, basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

Reclassifications

Certain amounts in the prior period were reclassified to conform to the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 – Senior Convertible Note Payable

Senior Convertible Note (the “Note) payable consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Senior convertible note payable, at fair value	$247,135	$265,929
Less: Current maturities	(112,154)	(130,345)

Senior convertible note payable, long-term	$134,981	$135,584

Following is an analysis of the activity in the senior convertible note during the three months ended March 31, 2016:

Amount
Balance at December 31, 2015	$265,929
Funding under the Investor Note during the period	35,000
Principal repaid during the period by issuance of common stock	(107,000)
Change in fair value of senior convertible note during the period	53,206

Balance at March 31, 2016	$247,135

The funded and unfunded portion of the Investor Note consists of the following at March 31, 2016:

March 31, 2016
Investor notes - Available funding (subject to limitations)	$10,000,000
Unfunded amount of investor notes	(9,490,000)

Investor notes - funded (prior to any repayments)	$510,000

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

The Note and Warrant were issued pursuant to a Securities Purchase Agreement, dated May 7, 2015, by and between the Company and the Investor. The May 2015 Private Placement was made pursuant to an exemption from registration under such Act. At the closing, the Investor acquired the senior convertible note by paying $450,000 in cash and issuing a senior promissory note, secured by cash, with an aggregate initial principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid without any offset or default, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company used the proceeds from this offering to retire certain outstanding obligations, including the 2015 area and training fees relating to its Nicaraguan Concessions, and to provide working capital. As of March 31, 2016, an additional $60,000 was funded under the Investor Note for a total of $510,000 advanced to the Company prior to any repayments.

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

Description of the Financial Accounting and Reporting

The Company elected to account for the Note on its fair value basis, therefore, the fair value of the Note, including its embedded conversion feature, were estimated together utilizing a binomial lattice model on its origination date and the Black-Sholes model at March 31, 2016. Such assumptions included the following:

	Upon Issuance	As of March 31, 2016

Volatility – range	102.6%	156.5%
Risk-free rate	1.00%	0.87%
Contractual term	3.0 years	2.08 years
Conversion price	$5.00	$5.00
Par value of note	$540,000	$291,600

The Company received $450,000 of proceeds at the date of issuance and after repayments and additional funding the net principal balance was $243,000 as of March 31, 2016. The fair market value of the Note was estimated to be $682,400 as of the issuance date, $265,929 at December 31, 2015 and $247,135 as of March 31, 2016. The net $53,206 change in fair market value of the Note is included in change in fair value of senior notes payable in the accompanying statement of operations for the three months ended March 31, 2016.

The Warrant issued to purchase 1,800,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Accordingly, the Company has estimated the fair value of the warrant derivative as of the issuance date of the Note was issued at $8,034,007, which has been charged to non-operating expense during the year ended December 31, 2015. The estimated fair value of the warrant derivative as of March 31, 2016 was $79,953 representing a change of $102,564 from December 31, 2015 which is included in changes in derivative fair value in the accompanying statement of operations for the three months ended March 31, 2016.

The warrant issued to purchase 240,000 shares issued as part of the placement fee in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Changes in the fair value of the warrant derivative liability totaled $13,675 (reduction in the derivative liability) through March 31, 2016, which is included in changes in derivative fair value in the accompanying statement of operations for the three months ended March 31, 2016. The warrant derivative liability balance related to such warrants was $10,660 and $24,336 as of March 31, 2016 and December 31, 2015, respectively.

The Company is required to make monthly installment payments in the form of cash, common stock or a combination of both. Elected to make such monthly payments in the form of common stock and has delivered a total of 1,984,446 shares of common stock representing required principal repayments ($107,000 principal balances) and 111,389 representing interest payments ($6,006 interest payments) during the three months ended March 31, 2016. A total of 317,154 common shares were issued to “true-up” previous installments which were included in the shares delivered during the three months ended March 31, 2016.

Note 3 – Debt

Debt consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Line-of-credit with related party	$68,303	$68,303
Notes payable, short term:
Note payable, net of unamortized discount of $3,094 and $50,527, of March 31, 2016 and December 31, 2015, respectively	$996,906	$949,473
Note payable, net of unamortized discount of $116 and $262, as of March 31, 2016 and December 31, 2015, respectively	49,884	49,738
Note payable, net of unamortized discount of $99 and $238, as of March 31, 2016 and December 31, 2015, respectively	34,901	34,762
Total notes payable, short-term	$1,081,691	$1,033,973

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 that provides it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $75,000 at August 28, 2015 and an initial maturity of November 28, 2013. The line of credit is convertible to common stock at a rate of $5.00 per share. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity several times with its current maturity date as May 28, 2016. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants. On February 28, 2016 the Company extended the line-of-credit expiration date to May 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on February 28, 2021. The Company estimated the fair value of the warrants at $774 as of the grant date, which amount was recorded as debt issuance costs and will be amortized to interest expense over the extended term of the line-of-credit.

During the three months ended March 31, 2016 and 2015, respectively, $689 and $184,537 of debt issuance costs amortized (including amounts immediately expensed) to interest expense, respectively and the remaining unamortized balance was $505 as of December 31, 2015, which is included in prepaid expenses.

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

In connection with an extensions of the December 2013 Note to April 7, 2016, the Company agreed to enter into a definitive revenue sharing agreement with the lender to grant the lender under the revenue sharing agreement an irrevocable right to receive a monthly payment equal to one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire in the future. This percent increased to one percent (1%) when the Company did not pay the December 2013 Note in full by August 7, 2014. Therefore, the revenue sharing agreement is fixed at one percent (1%). The value of the one percent (1.0%) definitive revenue sharing agreement granted to the lender as consideration for the extension of the maturity date to December 7, 2014 was estimated to be $964,738. Such amount was recorded as a reduction of oil and gas properties and as a discount on the renewed note payable and amortized ratably over the extended term of the note.

In connection with the extension of the maturity date of the December 2013 Note to April 7, 2016, the Company also (i) issued the lender 20,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $5.00 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the December 2013 Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remain the same. The December 2013 Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note. The Company and the holder are currently negotiating to extend the maturity date of this note (See Note 11), therefore the December 2013 Note is in technical default, however there can be no assurances such negotiations will be successful.

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

The discount recorded as of the December 27, 2013 origination date of the note and as a result of the amendments to the Note terms and extensions of the maturity date has been amortized ratably over the term and extended terms of the note. Discount amortization expense aggregated $47,432 and $38,052 for the three months ended March 31, 2016 and 2015, respectively, and the remaining unamortized discount was $3,094 as of March 31, 2016. The related warrant derivative liability balance was $1,176 at fair value as of March 31, 2016.

Other than the Note described above, during the three months ended March 31, 2016 the Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 7, 2016. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase 5,000 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in 5 years. The total value of the 5,000 newly issued warrants issued on January 7, 2016 totaled $379, and is being amortized over the extension period (through May 7, 2016). Discount amortization totaled $525 for the three months ended March 31, 2016 and the remaining unamortized discount was $116 as of March 31, 2016. The related warrant derivative liability balance was $429 at fair value as of March 31, 2016.

●	On July 15, 2015 the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, the note was extended for an additional 90 days or until January 15, 2016 and later to May 15, 2016. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in 5 years. The total value of the 3,500 newly issued warrants on January 15, 2016 totaled $267, and is being amortized over the extension period (through May 15, 2016). Discount amortization totaled $406 for the three months ended March 31, 2016 and the remaining unamortized discount was $99 as of March 31, 2016. The related warrant derivative liability balance was $300 at fair value as of March 31, 2016.

Note 4 – Common Stock

The Company has delivered a total of 1,984,446 shares of common stock representing required principal repayments ($107,000 principal balances) and 111,389 representing interest payments ($6,006 interest payments) during the three months ended March 31, 2016. A total of 317,154 common shares were issued to “true-up” previous installments which were included in the shares delivered during the three months ended March 31, 2016. See Note 2 – Senior Convertible Note Payable.

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

As of March 31, 2016, 515,650 shares were available for future grants under all plans.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the three months ended March 31, 2016.

The following table summarizes stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	411,450	$38.04	5.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2016	411,450	$38.04	5.1 years	$—
Outstanding and exercisable at March 31, 2016	411,450	$38.04	5.1 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $7,598 and $58,360 during the three months ended March 31, 2016 and 2015, respectively.

The unrecognized compensation cost as of March 31, 2016 related to the unvested stock options as of that date was $-0-.

Note 6 – Derivative Instruments

Derivatives – Warrants Issued Relative to Note Payables

The estimated fair value of the Company’s derivative liabilities, all of which are related to the detachable warrants issued in connection with various notes payable and the senior convertible note, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the note payable and warrant agreement terms (Note 2 and 3) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). The detachable warrants issued in connection with the senior convertible note (See Note 2), the December 2013 Note (See Note 3) and the two other short-term notes payable (See Note 3) contain ratchet and anti-dilution provisions that remain in effect during the term of the warrant while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished. When the note payable containing such ratchet and anti-dilution provisions is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date. The derivative liability associated with the warrants issued in connection with the senior convertible note payable will remain effect until such time as the underlying warrant is exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.

The Company has issued warrants to purchase an aggregate of 2,165,500 common shares in connection with various outstanding debt instruments which require derivative accounting treatment as of March 31, 2016. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of March 31, 2016 is as follows:

As of March 31, 2016

Volatility – range	134.0% - 156.5%
Risk-free rate	0.87% - 1.54%
Contractual term	2.08 - 6.83 years
Exercise price	$5.00 - $5.60
Number of warrants in aggregate	2,165,500

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2015	$210,383
Warrants issued to originate or extend notes payable (recorded as discount on note payable) -Note 3	646
Unrealized derivative gains included in other expense for the period	(118,511)
Transition of derivative liability to equity	—

Balance at March 31, 2016	$92,518

The warrant derivative liability consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Warrant issued to holder of Senior convertible note	$79,953	$182,517
Warrant issued to placement agent	10,660	24,336
Warrant issued to holder of December 2013 Note	1,176	2,540
Warrants issued to holders of notes payable - short term	729	990
Total warrant derivative liability	$92,518	$210,383

Note 7 – Warrants

The following table summarizes warrant activity for the three months ended March 31, 2016:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2015	2,475,771	$5.34
Issued for origination or extension of notes payable (Note 3)	8,500	5.60
Issued for extension of line-of-credit (Note 3)	10,000	5.00
Exercised	(5,000)	(15.00)

Outstanding and exercisable at March 31, 2016	2,489,271	$5.35

The weighted average term of all outstanding common stock purchase warrants was 5.6 years as of March 31, 2016. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of March 31, 2016.

Note 8 – Income Taxes

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

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company on a preliminary basis indicate that no ownership changes have occurred, and are currently not subject to an annual limitation, but may be further limited by additional ownership changes which may occur in the future.

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

During late December 2013, we completed the 2-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at that point. We believe that the newly acquired 2-D seismic data, together with the previously acquired reprocessed 2-D seismic, has helped us further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable hydrocarbons (principally oil) in place. In addition, the new 2-D seismic acquired in 2013 provided our first geological information regarding the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise older 2-D seismic mapping. We have identified multiple promising sites on the Perlas Block for exploratory drilling and are planning the drilling of initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves, given sufficient financing. We believe that we have performed all work necessary as of June 30, 2015 to proceed to Sub-Period 3 for the Perlas Block as defined in the Nicaraguan Concessions, which requires the drilling of at least one exploratory well on the Perlas Block within the following one-year period. We must first prepare and submit a supplemental EIA to the Nicaraguan government before the drilling permit can be issued on the Perlas Block, which had not been completed as of March 31, 2016.

The Company has not yet submitted the EIA supplement to the Nicaraguan Government and therefore has not received a drilling permit; however, assuming that Government does accept the supplemental EIA and grant the drilling permit, the Company will be required to drill at least one exploratory well on the Perlas Block during 2016 or risk being in default and losing our rights under the Nicaraguan Concessions.

The Company is in technical default of the Nicaraguan Concession because it has not provided the required letters of credit to the Nicaraguan Government. In accordance with the Nicaraguan Concession agreements, the Company had previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company had also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. The Company is attempting to negotiate the renewal and increase of the required letters of credit which total $1,356,227 for the Perlas block and $278,450 for the Tyra block with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in the regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, except for the renewal of the expired letters of credit.

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

The LOI is subject to Granada’s normal and customary due diligence, including the evaluation of the Company’s Form 10-K and 10-Q filings, documents showing that the Company is in good standing regarding the Nicaraguan Concessions and with the Nicaraguan government; negotiation and approval of mutually acceptable formal agreements; and final approval by a majority of the partners that comprise Granada Exploration, LLC. The parties continue to negotiate the terms of the ESA, but have not entered into definitive agreements. Granada has not completed its normal and customary due diligence with progress being delayed due to the current environment affecting oil and gas exploration projects and uncertainties involving the status of the Nicaraguan Concessions.

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of prior to March 31, 2016; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of March 31, 2016 and December 31, 2015 are sufficient to cover any potential noncompliance liabilities relative to the to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

Derecognition of Liabilities

The Company has been generally unable to pay trade payables for several years as a result of its financial condition and lack of financial resources. Many trade payables have aged beyond their respective Statute of Limitations with respect to the creditors ability to enforce collection though legal proceedings. Management has reviewed the status of its trade payables and have written-off the remaining balances for those that have aged beyond the expiration date of their applicable statute of limitation. Income from the derecognition of liabilities was $1,134,082 and $171,017 for the three months ended March 31, 2016 and 2015, respectively.

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

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers have potential liability regarding the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore, to the extent they might actually occur, these liabilities are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is included in the asset retirement obligation on the accompanying balance sheets.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement, dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued amounts in accounts payable as of March 31, 2016 and December 31, 2015, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 10 – Related Party Transactions

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services and was not billed for any such services during the three months ended March 31, 2016 and 2015. The amount due to the CFO’s firm for services previously provided was $762,407 at March 31, 2016 and December 31, 2015, and is included in accrued liabilities at both dates.

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

In connection with its subordinated loan, Offshore Finance, LLC was granted a one percent (1%) revenue sharing interest in the Nicaraguan Concessions in connection with a subordinated loan provided previously which was subsequently converted to common stock. The managing partner of Offshore and the Company’s CFO are partners in the accounting firm which the Company used for general corporate purposes in the past. In connection with its dissolution, Offshore assigned its RSP to its individual members, which includes the former managing partner of Offshore.

As of March 31, 2016 and December 31, 2015, the Company had accrued compensation to its officers and directors of $1,482,208 and $1,423,208, respectively.

The Company entered into a line-of-credit facility on September 23, 2013 that provides it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $75,000 at August 28, 2015 and an initial maturity of November 28, 2013. The line of credit is convertible to common stock at a rate of $5.00 per share. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity several times with its current maturity date as May 28, 2016. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants. On February 28, 2016 the Company extended the line-of-credit expiration date to May 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on February 28, 2021. The Company estimated the fair value of the warrants at $774 as of the grant date, which amount was recorded as debt issuance costs and will be amortized to interest expense over the extended term of the line-of-credit.

Note 11 – Subsequent Events

From April 1, 2016 through May 13, 2016, the Company issued a total of 1,507,970 shares of common stock to the holder of the senior convertible note payable in the form of principal payments aggregating $83,040 and related accrued interest. See Note 2 – Senior Convertible Note Payable.

The Company has not resolved the contingency related to the expired letters of credit for its Nicaraguan concessions (See Note 9). The Company continues to negotiate the renewal of the letters of credit with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard.

During May 2016, the Company extended the maturity date of two promissory notes with principal balances totaling $85,000. The new maturity dates are August 7, 2016 and August 15, 2016. In connection with the extension of the maturity date of these notes Company issued the lenders warrants to purchase a total of 8,500 shares of common stock at an exercise price of $5.60 per share which are immediately exercisable and expire in five years.

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender which has an outstanding principal balance of $1,000,000. The facility is represented by a promissory note (the “Note”). Effective April 7, 2016 the Company and the lender have agreed in principal to extend the maturity date of the Note from April 7, 2016 to the earlier of (i) April 7, 2017 or (ii) the payment in full of the Investor Note issued to the Company by Hudson Bay Master Fund, Ltd. in the principal amount of $9,490,000 (the “New Maturity Date”). All other terms of the Note are expected to remain the same.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have substantial obligations to a number of third parties, including our December 2013 in the original principal amount of $1,050,000 due in April 2016 and the $12.0 million Convertible Note due May 2018, which began amortizing in October 2015, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions, including compliance with the letter of credit and other requirements of the Nicaraguan Concessions to maintain our rights under the applicable agreements, and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct required seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the Pink Sheets, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders, including Amegy Bank, NA; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock, including sales of shares of common stock issued to the holder of the Convertible Note upon its conversion of portions of the outstanding principal amount of the Convertible Note; (xxii) possible issuance of common stock subject to options and warrants may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; and (xxix) whether we will be able to find an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions.

The following information should be read in conjunction with the Condensed Financial Statements and Notes presented elsewhere in this quarterly report on Form 10-Q. See Note 1 – “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies,” to the Condensed Financial Statements for the Three Months ended March 31, 2016 and 2015.

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

During late December 2013, we completed the 2-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at that point. We believe that the newly acquired 2-D seismic data, together with the previously acquired reprocessed 2-D seismic, helped us to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable hydrocarbons (principally oil) in place. In addition, the new 2-D seismic acquired in 2013 provided our first geological information regarding the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise older 2-D seismic mapping. We have identified multiple promising sites on the Perlas Block for exploratory drilling and are planning the drilling of initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves, given sufficient capital. We believe that we have performed all work necessary as of December 31, 2015 to proceed to Sub-Period 3 for the Perlas Block as defined in the Nicaraguan Concessions, which requires the drilling of at least one exploratory well on the Perlas concession within the following one-year period. We must first prepare and submit a supplemental EIA to the Nicaraguan government before the drilling permit can be issued on the Perlas Block.

We must prepare and submit the EIA supplement to the Nicaraguan Government, assuming that it does accept the supplemental EIA and grant the drilling permit, we will be required to drill at least one exploratory well on the Perlas Block during 2016 or risk being in default and losing our rights under the Nicaraguan Concessions. We do not believe that we will drill a well on the Nicaraguan Concessions during 2016 given the current state of the oil and gas commodity markets, financing the drilling, and the challenging economics for any new exploration and development project, especially a project in an area of the world without historical proven reserves of commercial hydrocarbons. We believe that we will be able to negotiate extensions with the Nicaraguan government of the required date by which an exploratory well must be drilled; however, there can be no assurance in this regard.

The Company is in technical default of the Nicaraguan Concession because it has not provided the required letters of credit to the Nicaraguan Government. In accordance with the Nicaraguan Concession agreements, the Company had previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company had also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. The Company is currently negotiating the renewal and increase of the required letters of credit which total $1,356,227 for the Perlas block and $278,450 for the Tyra block with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in the regard. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, except for the renewal of the expired letters of credit. The foregoing items remain as substantial operational and legal issues that we must resolve in order to maintain our rights under the Nicaraguan Concessions during 2016.

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

The Company is considering the acquisition of domestic oil and gas properties with both proven and unproven reserves. Management believes that the current distressed state for oil and gas properties and the resulting decline in valuations may yield an opportunity for the Company to accumulate undervalued oil and gas assets which will produce positive cash flows even with the decline in natural gas and crude oil commodity prices. Management believes that there may be financing available for such cash generating oil and gas properties at reasonable cost of capital especially when compared to the Nicaraguan Concessions which may yield higher returns but at higher risk levels. This initiative may provide the Company with positive cash flows to address immediate working capital needs while the environment improves for exploration projects such as the Nicaraguan Concessions, although no assurances can be given in this regard.

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

For the Three Months Ended March 31, 2016 and 2015

Results of Operations

Revenue

The Company had no revenues in either 2016 or 2015 as it focused solely on the exploration, development, financing and maintenance of the Nicaraguan Concessions.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2016 or 2015. The Company sold its investment in Infinity-Texas in July 2012 and held no developed or undeveloped oil and gas properties in the United States in 2016 and 2015.

The Company has no current or planned domestic exploration and development activities at this time. It is not actively working on any domestic property, focusing instead on the exploration, development and financing of the Nicaraguan Concessions.

Stock-based compensation

Stock-based compensation expenses of $7,598 for the three months ended March 31, 2016 decreased $58,360 or 87.0% from the same period in 2015. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers in previous years that vest generally over a two year time period. The Company did not grant any stock options during 2016 and 2015. The significant decrease in stock-based compensation expense during 2016 compared to 2015 is attributable to the full vesting of the January 2014 stock option grant in January 2016, which reduced the related amortization during the three months ended March 31, 2016 compared to 2015. All outstanding stock options are fully vested as of March 31, 2016.

General and Administrative Expenses

General and administrative expenses of $82,570 for the three months ended March 31, 2016 decreased $23,299, or 22.0%, from $105,869 in the same period in 2015. The decrease in general and administrative expenses is primarily attributable to a decrease of $19,326 in Delaware annual report and franchise taxes for 2016 compared to 2015. The Delaware tax is based on our total assets which decreased substantially due to the impairment of our Nicaraguan oil and gas properties during 2015. The decrease was also attributable to an overall decrease in professional fees of $4,725 as the Company engaged in fewer legal activities during the three months ended March 31, 2016 compared to 2015 primarily due to the change in our stock transfer agent in early 2015 for cost containment purposes. Reductions in general and administrative expenses were also attributable to us attending fewer investor conferences or similar forums during the three months ended March 31, 2016 compared to 2015, which decreased such expenses by $12,004. The closing of the May 2015 Private Placement reduced the need to incur additional costs related to capital raising and investor relations activities during the 2016 period coupled with the poor investment climate for oil and gas companies during 2016 and 2015.

Interest expense

Interest expense decreased from $573,083 for the three months ended March 31, 2015 to $78,170 for the 2016 period. This significant decrease is attributable to the Company converting approximately $555,000 of its interest bearing debt to common stock during early 2015. The Company received loan proceeds of $450,000 from the senior convertible note issued in May 2015 and $85,000 from two other convertible notes issued in July 2015, all of which bear interest at 8% and remained outstanding at March 31, 2016. In previous years the Company issued short-term notes payable at various dates and extended their maturities by paying additional compensation to the lenders chiefly in the form of warrants. The fair value of the warrants issued to the note holders at the origination and extension dates of the short-term promissory notes was recorded as a discount on the related debt. Amortization of the value of the warrants and revenue sharing interests granted to the holders resulted in a substantial increase in the overall effective borrowing costs during the three months ended March 31, 2015 compared to the same period in 2016. Discount amortization represents a non-cash expense and totaled $49,053 and $523,784 of total interest expense recognized in the three months ended March 31, 2016 and 2015, respectively.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the senior convertible note outstanding during 2016 and 2015 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to their estimated fair value as of March 31, 2016 and 2015. The mark-to-market process resulted in a gain of $118,511 during the three months ended March 31, 2016 and a gain of $265,267 during the three months ended March 31, 2015. The decrease in the gain recognized is primarily the result of the lesser reduction in the closing market price of our common stock between the December 31, 2015 ($0.16 per share) and March 31, 2016 ($0.08 per share) compared to the corresponding period in 2015. Generally, the fair value of the derivative liability declines when the market value of the underlying common stock decreases compared to the derivatives exercise price.

Change in Fair Value of Convertible Note

We issued the Senior Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. We received $450,000 of proceeds at the date of issuance and the fair market value of the Senior Convertible Convertible Note was estimated to be $265,929 as of December 31, 2015 and $247,135 at March 31, 2016. After considering principal repayments and additional funding received the net $53,206 change in fair market value of such Note is included in the accompanying statement of operations for the three months ended March 31, 2016. No similar notes were outstanding during 2015.

Derecognition of liabilities

Income from the derecognition of liabilities increased from $171,017 for the three months ended March 31, 2015 to $1,134,082 in 2016. The Company derecognized certain previously recorded liabilities due to the expiration of the statute of limitations on collection of such obligations for the Company.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $67,415,000 as of December 31, 2015, which expire from 2025 through 2030. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the three months ended March 31, 2016, the Company realized net losses. The Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforwards, any deferred tax asset at March 31, 2016 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net income (loss)

As a result of the above, we reported net income of $1,031,049 for the three months ended March 31, 2016 compared to a net loss of $301,028 for the three months ended March 31, 2015. This represents an improvement of $1,332,077 (442.5%).

Basic and Diluted Income (Loss) per Share

Basic net Income (Loss) loss per share is computed by dividing the net Income (Loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses from continuing operations are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

The basic and diluted income (loss) per share was $0.26 and ($0.12) for the three months ended March 31, 2016 and 2015, respectively, for the reasons previously noted. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted income (loss) per share for the three months ended March 31, 2016 and 2015 because of the exercise price of the warrants being substantially higher than market price in 2016 and the net loss reported for 2015. Potential shares of common stock as of March 31, 2016 that have been excluded from the computation of diluted net loss per share amounted to 2,900,721 shares, which included 2,489,271 outstanding warrants and 411,450 outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses and have generated little or no operating revenues for a number of years as we concentrated on development of our Nicaraguan Concessions, which is a long-term, high-risk/reward exploration project in an otherwise unproven part of the world. Historically, we financed our operations through the issuance of redeemable preferred stock and various short and long-term debt financing that contained some level of detachable warrants to provide the holder’s with a level of equity participation should the Company be successful exploring its Nicaraguan Concessions.

During 2013 we borrowed approximately $1,825,000 on a short-term basis by issuing various subordinated promissory notes with detachable warrants to purchase common shares. The fair value of the warrants resulted in a substantial increase in the overall effective borrowing costs. We used the proceeds of these notes to repay previously issued notes, including the foregoing related party note, to meet obligations and conduct seismic mapping related to our Nicaraguan Concessions and to provide working capital. In addition, we entered into an unsecured line-of-credit with a related party that supplemented its working capital needs and also provided detachable warrants to purchase common stock that increased the overall cost of the borrowing.

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

In the first quarter 2015, we were able to increase our line-of-credit to a maximum of $100,000, which provided us some liquidity, but were unable to obtain other sources of capital. On February 28, 2015, the short-term note holders of maturing debt exercised their right to convert principal balances totaling $475,000 and accrued interest totaling $28,630 into 100,726 shares of common stock at an exchange rate of $5.00 per share. In addition, on March 31, 2015, the lender who provides the line-of-credit facility converted a partial principal balance totaling $50,000 into 10,000 shares of common stock at a price of $5.00 per share. Such debt to equity conversions helped to reduce our near term cash needs.

In July 2015, the Company issued two promissory notes for total cash proceeds of $85,000. The promissory notes have maturity dates that have been extended several times and currently mature in August 2016. In connection with the origination and extension of the notes, the Company issued warrants exercisable to purchase shares of common stock at an exercise price of $5.60 per share. The warrants are immediately exercisable and terminate five years from their dates of issuance.

On December 27, 2013 the Company borrowed $1,050,000 under the December 2013 Note, which is an unsecured credit facility with a private, third-party lender. Effective April 7, 2015 the Company and the lender agreed to extend the maturity date of the December 2013 Note from April 7, 2015 to the earlier of (i) April 7, 2016 or (ii) the payment in full of the Investor Note issued in the May 2015 Private Placement in the principal amount of $9,550,000 (the “New Maturity Date”). All other terms of the Note remained the same and the remaining principal balance was reduced to $1,000,000 as of March 31, 2016 after the $50,000 principal repayment required by the extension agreement.

The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the December 2013 Note. The parties are attempting to negotiate an extension of the December 2013 Note which, if completed, will extend the maturity to April 7, 2017, although there can be no assurance in this regard.

On May 7, 2015 the Company completed the May 2015 Private Placement of $12.0 million Senior Secured Convertible Note and a Warrant exercisable to purchase 1,800,000 shares of the Company’s common stock with an institutional investor. At the closing of the May 2015 Private Placement, the investor acquired the Convertible Note by paying $450,000 in cash and issuing the Investor Note, secured by cash, with a principal amount of $9,550,000. Assuming all amounts payable to the Company under the Investor Note are paid, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company used the initial proceeds from the closing to retire certain outstanding obligations, including the 2015 area and training fees of approximately $155,000 owed to the Nicaraguan government relating to its Nicaragua Concessions, and to provide additional working capital.

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

In summary, as of March 31, 2016, we owed: (i) $68,303 on our line-of-credit, which is due May 28, 2016; (ii) the two promissory notes in the total principal amount of $85,000 which are due in August 2016; (iii) the Senior Secured Convertible note with a fair value of $247,135, which is due in 26 monthly installment payments either in cash or stock; and (iv) and the December 2013 Note in the principal amount of $1,000,000 which we are currently negotiating to extend the maturity to April 2017. We intend to seek additional funding under the senior convertible note and other short-term debt financing to provide the funds necessary to pay-off the line-of-credit when it comes due and to provide working capital to fund normal operations, although we can provide no assurances that we will be successful in this regard. Our current financial condition has made traditional bank loans and normal financing terms unattainable; therefore, we may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

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

In accordance with the Nicaraguan Concession agreements, the Company has previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. In accordance with the Nicaraguan Concession agreements, the Company must provide the Ministry of Energy with the required letters of credit in the amounts which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases as required by the Nicaraguan Concessions, to replace the expired letters of credit. The minimum cash requirements to maintain and comply with the minimum work program as defined in the Nicaraguan Concessions for the next twelve-month period will be approximately $5,500,000 for the Perlas Block which includes all costs to prepare for and drill the initial exploratory well, and $280,000 for the Tyra Block, assuming the waiver is granted regarding the seismic mapping. If such waiver is not granted, the Company estimates it will require approximately $2,500,000 for the seismic mapping. Finally, the Company estimates it will need approximately $300,000 to prepare and submit an environmental supplement to the Nicaraguan government to identify and receive authorization to drill up to five wells in the Concessions.

The Company has identified multiple sites for exploratory drilling and is planning the initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company must drill its initial exploratory well during 2016 or risk being in default and losing its rights under the Nicaraguan Concessions.

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

The Company must successfully comply with the restrictions related to the senior convertible note in order to release the remaining $9.49 million in funding under the Investor Note or it must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the required letters of credit to the Nicaraguan Government; (2) fund approximately $300,000 to prepare and submit an environmental supplement to the Nicaraguan government to identify and receive authorization to drill up to five wells in the Concessions; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions if it is unable to negotiate a waiver of such requirement form the Nicaraguan government; (5) the payment of normal day-to-day operations and corporate overhead; and (6) the payment of outstanding debt and financial obligations as they become due. These are substantial operational and financial issues that must be successfully addressed during 2016 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is actively seeking new outside sources of debt and equity capital in order fund the substantial needs enumerated above, however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements to drill the exploratory wells.

In addition to the minimum cash requirements related to the Nicaraguan Concessions, we estimate that we will require approximately $330,000 of working capital to maintain corporate operations for the next 12 months, but not including approximately $1,000,000 principal amount of a short-term promissory note due in April 2016 (subject to ongoing extension negotiations), plus accrued interest, the $85,000 principal due on the two promissory notes due in January 2016 and the $68,303 currently outstanding under a revolving line of credit due February 2016. We owe $4,945,000 in trade payables related to seismic activities already performed (in December 2013) but not yet paid; however, we believe such party has agreed to extend the time for payment of this obligation to until such time as we begin drilling operations on the Nicaraguan Concessions. We also owe other obligations to third parties as noted on our balance sheet, which we intend to pay, negotiate and/or settle prior to the beginning of any drilling operations, although there is no assurance that will be able negotiate settlements with venders or avoid collection activities.

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

The Company does not believe that it will be able to meet all of the Nicaraguan Concession requirements in 2016, including proceeding to drill the required exploration well during 2016 given the current state of the oil and gas commodity markets and the challenging economics for any new exploration and development project especially a project in an area of the world without historical proven reserves of commercial hydrocarbons. The Company believes that it will be able to negotiate extensions with the Nicaraguan government relative to the required date by which any exploratory wells must be drilled as well as the other requirements for maintaining the Concessions; however, there can be no assurance in this regard. These are substantial operational and legal issues that the Company must resolve in order to maintain its rights under the Nicaraguan Concessions during 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of March 31, 2016, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective but not timely in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings. The lack of timeliness is a material weakness which management believes could be relieved with sufficient working capital to allow full-time accounting staff or the equivalent.

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

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers have potential liability regarding the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore, to extent they might actually occur, these liabilities are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is included in the asset retirement obligation on the accompanying balance sheets.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement, dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputes the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued amounts in accounts payable as of March 31, 2016 and December 31, 2015, which management believes is sufficient to provide for the ultimate resolution of this dispute.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company entered into the following unregistered sales of equity securities:

●	On January 28, 2016 the Company negotiated an extension of the line-of-credit facility to May 28, 2016 and granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on February 28, 2021. The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment of the credit facility and issuance of the warrants. It relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the credit facility and warrants.

●	In January 2016, the Company negotiated an extension of the maturity date for each of the two promissory notes with an aggregate principal balance of $85,000. The promissory notes have extended maturity dates in May 2016. In connection with the extension of the maturity dates, the Company issued warrants exercisable to purchase 8,500 shares of common stock at an exercise price of $5.60 per share. The warrants are immediately exercisable and terminate five years from their dates of issuance. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the foregoing notes and warrants. It paid no compensation in connection with the issuance of the notes and warrants.

●

The Company is required to make monthly installment payments under its Senior Secured Convertible Note which can be made in the form of cash, common stock or a combination at the Company’s discretion. In accordance with the Note provisions. The Company delivered a total of 1,984,446 shares of common stock to the Senior Secured Convertible Note holder representing required principal repayments ($107,000 principal balances) and 111,389 representing interest payments ($6,006 interest payments) during the three months ended March 31, 2016. A total of 317,154 common shares were issued to “true-up” previous installments which were included in the shares delivered during the three months ended March 31, 2016.

Of the 1,984,446 total shares delivered to the holder of the Senior Secured Convertible Note during the three months ended March 31, 2016, 253,850 shares were registered under an effective Registration Statement on Form S-1 and the remaining 1,841,985 shares were issued under an exemption provided under Rule 144.

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	May 13, 2016
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	May 13, 2016
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

