Form 10-Q
period 2016-09-30
INFINITY ENERGY RESOURCES, INC
filed 2016-11-14
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at November 14, 2016
Common Stock, $0.0001 par value	7,712,569

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

(unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$757	$3,734

Total current assets	757	3,734

Total assets	$757	$3,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,483,120	$5,975,682
Accrued liabilities (including $788,520 due to related party at September 30, 2016 and December 31, 2015)	2,506,346	2,642,227
Income tax liability	150,000	150,000
Accrued interest (including $12,981 and $8,446 due to related party at September 30, 2016 and December 31, 2015, respectively)	268,684	403,205
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	77,976	130,345
Line-of-credit with related party, net of discounts of $198 and $420 at September 30, 2016 and December 31, 2015, respectively	68,105	67,883
Notes payable-short term, net of discounts of $15 and $51,027 at September 30, 2016 and December 31, 2015, respectively	1,084,985	1,033,973
Total current liabilities	11,355,219	12,119,318

Secured convertible note payable-long term	70,504	135,584
Derivative liabilities	43,404	210,383
Total long-term liabilities	113,908	345,967
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; No shares issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 7,712,569 and 3,125,570 shares at September 30, 2016 and December 31, 2015, respectively	771	313
Additional paid-in capital	109,080,273	108,840,102
Accumulated deficit	(120,549,414)	(121,301,966)
Total stockholders’ deficit	(11,468,370)	(12,461,551)
Total liabilities and stockholders’ deficit	$757	$3,734

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Statement of Operations
For the Three and Nine months ended September 30, 2016 and 2015

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating expenses:
General and administrative expenses	$107,703	$126,871	$339,199	$355,055
Stock-based compensation	—	45,588	7,598	146,560
Total operating expenses	107,703	172,459	346,797	501,615

Operating loss	(107,703)	(172,459)	(346,797)	(501,615)

Other income (expense):
Interest expense	(27,455)	(144,090)	(134,972)	(841,395)
Secured convertible note payable issuance costs	—	—	—	(1,302,629)
Change in fair value of secured convertible note payable	(2,807)	162,235	(67,591)	(5,865)
Issuance of warrant derivative in connection with secured convertible note	—	—	—	(8,034,007)
Change in derivative fair value	50,062	5,861,721	167,830	8,329,827
Gain from derecognition of liabilities	—	—	1,134,082	174,457
Total other income (expense)	19,800	5,879,866	1,099,349	(1,679,612)

Income (loss) before income taxes	(87,903)	5,707,407	752,552	(2,181,227)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(87,903)	$5,707,407	$752,552	$(2,181,227)

Basic and diluted net income (loss) per share:
Basic	$(0.01)	$2.12	$0.12	$(0.82)
Diluted	$(0.01)	$2.00	$0.12	$(0.82)
Weighted average shares outstanding – basic	7,690,227	2,686,694	6,498,312	2,652,605
Weighted average shares outstanding – diluted	7,690,227	2,776,694	6,498,312	2,652,605

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Changes in Stockholders’ Deficit

Nine months ended September 30, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	3,125,570	$313	$108,840,102	$(121,301,966)	$(12,461,551)

Stock based compensation	—	—	7,598	—	7,598

Common stock purchase warrants issued for debt issuance costs	—	—	1,212	—	1,212

Common stock issued for principal payments on secured convertible note payable	4,281,477	428	219,612	—	220,040

Common stock issued for interest payments on secured convertible note payable	305,522	30	11,749	—	11,779

Net income	—	—	—	752,552	752,552

Balance, September 30, 2016	7,712,569	$771	$109,080,273	$(120,549,414)	$(11,468,370)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$752,552	$(2,181,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,598	146,560
Change in fair value of derivative liability	(167,830)	(8,329,827)
Change in fair value of secured convertible note	67,591	5,865
Amortization of debt discount	53,297	717,162
Gain from derecognition of liabilities	(1,134,082)	—
Issuance of warrant derivative in connection with secured convertible note	—	8,034,007
Warrant derivative issued for secured convertible note issuance costs	—	1,302,629
Change in operations assets and liabilities:
Increase in accounts payable and accrued liabilities	382,897	149,343
Net cash used in operating activities	(37,977)	(155,488)

Cash flows from investing activities:
Investment in oil and gas properties	—	(78,676)
Net cash used in investing activities	—	(78,676)

Cash flows from financing activities:
Proceeds from issuance of secured convertible note payable	35,000	450,000
Proceeds from issuance of subordinated note payable	—	85,000
Net borrowings under line-of-credit with related party	—	71,517
Secured convertible note payable issuance costs	—	(231,428)
Repayment of notes payable	—	(150,000)
Net cash provided by financing activities	35,000	225,089

Net Increase (decrease) in cash and cash equivalents	(2,977)	(9,075)

Cash and cash equivalents:
Beginning	3,734	13,664
Ending	$757	$4,589
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental noncash disclosures:
Conversion of note payables and accrued interest to common stock	$—	$503,630
Conversion of line-of-credit to common stock	$—	$50,000
Issuance of common stock for principal and interest payments on secured convertible note payable	$231,819	$—
Warrant derivatives issued in connection with notes payable and extensions	$851	$160,818
Issuance of common stock purchase warrants for debt issuance costs	$1,212	$252,056
Transition of derivative liability to equity	$—	$329,849
Issuance of common stock for extension of notes payable	$—	$104,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Condensed Financial Statements

(unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

Infinity Energy Resources, Inc. (collectively, “we,” “ours,” “us,” “Infinity” or the “Company”) has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our balance sheets, statements of operations, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2016 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K, filed with the SEC.

Nature of Operations

The Company is pursuing the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. The Company sold its wholly-owned subsidiary Infinity Oil and Gas of Texas, Inc. in 2012 and its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc., was administratively dissolved in 2009.

The Company has been pursuing exploration and development of the Nicaraguan Concessions, which represents its principal asset and only exploration and development project. On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has conducted activities to develop geological information from the processing and evaluation of 2-D seismic data that was acquired for the Nicaraguan Concessions. The Company has identified multiple sites for exploratory drilling and will plan the initial exploratory well on the Perlas Block in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells, financing and satisfaction of other conditions. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company has to drill its initial exploratory well during 2016 or risk being in default and losing its rights under the Nicaraguan Concessions. The work plan on the Tyra block now requires the Company to shoot additional seismic prior to the commencement of exploratory drilling. The Company is seeking a waiver of the additional seismic mapping on the Tyra Block and extension of time to complete its initial well from the Nicaraguan government. There can be no assurance whether it will be able to obtain such waiver of the requirements. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. There can be no assurance whether the Company will be able to obtain adequate financing to fund the exploration and development of its Nicaraguan Concessions.

On May 7, 2015 the Company completed the private placement (the “May 2015 Private Placement”) of a $12.0 million principal amount Secured Convertible Note (the “Note”) and a common stock purchase warrant to purchase 1,800,000 shares of the Company’s common stock (the “Warrant”) with an institutional investor (the “Investor”). At the closing, the Investor acquired the Note by paying $450,000 in cash and issuing a promissory note, secured by cash, with a principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. The Investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part. As of September 30, 2016 an additional $60,000 was funded under the Investor Note for a total of $510,000 advanced to the Company.

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

The Company has relied on raising debt and equity capital in recent years in order to fund its ongoing maintenance/expenditure obligations under the Nicaraguan Concession, for its day-to-day operations and its corporate overhead because it has generated no operating revenues or cash flows in recent history. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in technical default. The Company is seeking an extension of the maturity date; however, there can be no assurance that it will be able to obtain such extension or what the final terms will be if the lender agrees to such extension.

The Company is in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of September 30, 2016. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company plans to identify at least one potential drilling site on the Perlas Block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires the Company to shoot additional seismic, which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is seeking a waiver of the additional seismic mapping on the Tyra Block and extension of time to complete its initial well from the Nicaraguan government. The Nicaraguan Government is in an election year in 2016, therefore such efforts have been delayed until the election is over. There can be no assurance whether it will be able to obtain a waiver of the requirements.

In accordance with the Nicaraguan Concession agreements, the Company has previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. However, approximately $155,567 was due and payable in March 2016 for 2016 training program and area fees that remain unpaid and outstanding as of September 30, 2016. In accordance with the Nicaraguan Concession agreements, the Company must provide the Ministry of Energy with the required letters of credit in the amounts, which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases as required by the Nicaraguan Concessions, to replace the expired letters of credit. The minimum cash requirements to maintain and comply with the minimum work program as defined in the Nicaraguan Concessions for the next twelve-month period will be approximately $5,500,000 for the Perlas Block, which includes all costs to prepare for and drill the initial exploratory well, and $280,000 for the Tyra Block, assuming the waiver is granted regarding the seismic mapping. If such waiver is not granted, the Company estimates it will require approximately $2,500,000 for the seismic mapping. Finally, the Company estimates it will need approximately $300,000 to prepare and submit an environmental supplement to the Nicaraguan government to identify and receive authorization to drill up to five wells in the Concessions.

If the Company does not receive the funding anticipated under its May 2015 Private Placement, it must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due including the $1.0 million December 2013 Note, which currently is in technical default. These are substantial operational and financial issues that must be successfully addressed during 2016 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is seeking new outside sources of debt and equity capital in addition to the May 2015 Private Placement in order to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

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

Oil and Gas Properties

Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is deducted from the costs to be amortized, and reported as a period expense when the impairment is recognized. All unproved property costs as of September 30, 2016 and December 31, 2015 relate to the Nicaraguan Concessions. In assessing the unproved property costs for impairment, the Company takes into consideration various information including: (i) the terms of the Concessions, (ii) the status of the Company’s compliance with the Nicaraguan Concessions’ requirements, iii) (the ongoing evaluation of the seismic data, (iv) the commodity prices for oil and gas products, (v) the overall environment related to oil and gas exploration and development projects for unproven targets in unproven regions of the world, (vi) the availability of financing for financial and strategic partners, and (vii) other factors that would impact the viability of a significant long-term oil and gas exploration and development project.

The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects. The Company has performed its impairment tests as of December 31, 2015 and has concluded that a full impairment reserve should be provided on the costs capitalized for the Nicaraguan Concessions oil and gas properties. All costs related to the Nicaraguan Concessions from December 31, 2015 through September 30, 2016 have been charged to operating expenses as incurred.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of September 30, 2016 and December 31, 2015 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (Notes 2, 3 and 6), those warrants are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $-0- at September 30, 2016 and December 31, 2015.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of September 30, 2016 and December 31, 2015.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410. ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Although the Company had divested all of its domestic oil properties that contain operating and abandoned wells as of September 30, 2016, the Company may have obligations related to the divestiture of certain abandoned non-producing domestic leasehold properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. Management believes the Company has been relieved from asset retirement obligation related to Infinity-Texas because of the sale of its Texas oil and gas properties in 2011 and its sale of 100% of the stock in Infinity-Texas in 2012. The Company has recognized an additional liability of $734,897 related to its former Texas oil and gas producing properties (included in asset retirement obligations) to recognize the potential personal liability of the Company and its officers for the Infinity-Texas oil and gas properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. In addition, management believes the Company has been relieved from asset retirement obligations related to Infinity-Wyoming because of the sale of its Wyoming and Colorado oil and gas properties in 2008; however, the Company has recognized an additional liability of $981,106 related to its former Wyoming and Colorado oil and gas producing properties (included in asset retirement obligations) to recognize the potential liability of the Company and its officers should the new owner not perform its obligations to reclaim abandoned wells in a timely manner.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of and September 30, 2016 and December 31, 2015 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

September 30, 2016	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible note payable	$—	$—	$148,480	$148,480
Derivative liabilities	—	—	43,404	43,404
	$—	$—	$191,884	$191,884

December 31, 2015	Level 1	Level 2	Level 3	Total
Liabilities:
Secured convertible note payable	$—	$—	$265,929	$265,929
Derivative liabilities	—	—	210,383	210,383
	$—	$—	$476,312	$476,312

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the periods ended September 30, 2016 and December 31, 2015.

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

Note 2 – Secured Convertible Note Payable

Secured Convertible Note (the “Note) payable consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Secured convertible note payable, at fair value	$148,480	$265,929
Less: Current maturities	(77,976)	(130,345)

Secured convertible note payable, long-term	$70,504	$135,584

Following is an analysis of the activity in the secured convertible note during the nine months ended September 30, 2016:

Amount
Balance at December 31, 2015	$265,929
Funding under the Investor Note during the period	35,000
Principal repaid during the period by issuance of common stock	(220,040)
Change in fair value of secured convertible note during the period	67,591

Balance at September 30, 2016	$148,480

The funded and unfunded portion of the Investor Note consists of the following at September 30, 2016:

September 30, 2016
Investor notes - Available funding (subject to limitations)	$10,000,000
Unfunded amount of investor notes	(9,490,000)

Investor notes - funded (prior to any repayments)	$510,000

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

The Note and Warrant were issued pursuant to a Securities Purchase Agreement, dated May 7, 2015, by and between the Company and the Investor. The May 2015 Private Placement was made pursuant to an exemption from registration under such Act. At the closing, the Investor acquired the secured convertible note by paying $450,000 in cash and issuing a secured promissory note, secured by cash, with an aggregate initial principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid without any offset or default, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company used the proceeds from this offering to retire certain outstanding obligations, including the 2015 area and training fees relating to its Nicaraguan Concessions, and to provide working capital. As of September 30, 2016, an additional $60,000 was funded under the Investor Note for a total of $510,000 advanced to the Company prior to any repayments.

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

Description of the Financial Accounting and Reporting

The Company elected to account for the Note on its fair value basis, therefore, the fair value of the Note, including its embedded conversion feature, were estimated together utilizing a binomial lattice model on its origination date and the Black-Sholes model at September 30, 2016. Such assumptions included the following:

	Upon Issuance	As of September 30, 2016

Volatility – range	102.6%	228.8%
Risk-free rate	1.00%	0.88%
Contractual term	3.0 years	1.6 years
Conversion price	$5.00	$5.00
Par value of note	$540,000	$155,952

The Company received $450,000 of proceeds at the date of issuance and after repayments and additional funding the net principal balance was $129,960 as of September 30, 2016. The fair market value of the Note was estimated to be $682,400 as of the issuance date, $265,929 at December 31, 2015 and $148,480 as of September 30, 2016. The net $67,591 change in fair market value of the Note is included in change in fair value of secured notes payable in the accompanying statement of operations for the nine months ended September 30, 2016.

The Warrant issued to purchase 1,800,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Accordingly, the Company has estimated the fair value of the warrant derivative as of the issuance date of the Note was issued at $8,034,007, which has been charged to non-operating expense during the year ended December 31, 2015. The estimated fair value of the warrant derivative as of September 30, 2016 was $37,102, representing a change of $145,415 from December 31, 2015, which is included in changes in derivative fair value in the accompanying statement of operations for the nine months ended September 30, 2016. See Note 6.

The warrant issued to purchase 240,000 shares issued as part of the placement fee in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Changes in the fair value of the warrant derivative liability totaled $19,389 (reduction in the derivative liability) through September 30, 2016, which is included in changes in derivative fair value in the accompanying statement of operations for the nine months ended September 30, 2016. The warrant derivative liability balance related to such warrants was $4,947 and $24,336 as of September 30, 2016 and December 31, 2015, respectively. See Note 6.

The Company is required to make monthly installment payments in the form of cash, common stock or a combination of both. The Holder has suspended such installments during the third quarter 2016. The Company elected to make such monthly payments in the form of common stock and has delivered a total of 4,281,477 shares of common stock representing required principal repayments ($220,040 principal balances) and 305,522 representing interest payments ($11,779 interest payments) during the nine months ended September 30, 2016.

Note 3 – Debt

Debt consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Line-of-credit with related party, net of unamortized discount of $198 and $420, of September 30, 2016 and December 31, 2015, respectively	$68,105	$67,883
Notes payable, short term:
Note payable, net of unamortized discount of $-0- and $50,527, of September 30, 2016 and December 31, 2015, respectively	$1,000,000	$949,473
Note payable, net of unamortized discount of $7 and $262, as of September 30, 2016 and December 31, 2015, respectively	49,993	49,738
Note payable, net of unamortized discount of $8 and $238, as of September 30, 2016 and December 31, 2015, respectively	34,992	34,762
Total notes payable, short-term	$1,084,985	$1,033,973

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 that provides it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $75,000 at August 28, 2015 and an initial maturity of November 28, 2013. The line of credit is convertible to common stock at a rate of $5.00 per share. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity several times with its current maturity date as November 28, 2016. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants. The most recent renewal was on August 28, 2016 whereby the Company extended the line-of-credit expiration date to November 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on August 28, 2021. The Company estimated the fair value of the warrants at $308 as of the August 28, 2016 grant date, which amount was recorded as debt issuance costs and will be amortized to interest expense over the extended term of the line-of-credit.

During the nine months ended September 30, 2016 and 2015, $1,434 and $269,683, respectively, of debt issuance costs amortized (including amounts immediately expensed) to interest expense and the remaining unamortized balance was $198 as of September 30, 2016, which is reflected as a discount on the outstanding loan balance.

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

In connection with the extension of the maturity date of the December 2013 Note to April 7, 2016, the Company also (i) issued the lender 20,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $5.00 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the December 2013 Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remain the same. The December 2013 Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note. The December 2013 Note is in technical default and the Company is seeking an extension of the maturity date of this Note (See Note 11) from the holder; however, there can be no assurances such efforts will be successful.

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

The discount recorded as of the December 27, 2013 origination date of the note and as a result of the amendments to the Note terms and extensions of the maturity date has been amortized ratably over the term and extended terms of the note. Discount amortization expense aggregated $50,526 and $68,336 for the nine months ended September 30, 2016 and 2015, respectively, and the remaining unamortized discount was $-0- as of September 30, 2016. The related warrant derivative liability balance was $745 at fair value as of September 30, 2016. See Note 6.

Other than the Note described above, during the nine months ended September 30, 2016 the Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 7, 2016 and ultimately to October 7, 2016. The Company is currently pursuing an additional extension from the Holder. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase 5,000 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 5,000 newly issued warrants issued on January 7, 2016 totaled $379, and $131 on May 7, 2016 both of which are being amortized over the extension period (through October 7, 2016). Discount amortization totaled $765 for the nine months ended September 30, 2016 and the remaining unamortized discount was $7 as of September 30, 2016. The related warrant derivative liability balance was $359 at fair value as of September 30, 2016. See Note 6.

●	On July 15, 2015 the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, the note was extended for an additional 90 days or until January 15, 2016 and later to October 15, 2016. The Company is currently pursuing an additional extension from the Holder. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 3,500 newly issued warrants on January 15, 2016 totaled $267 and $74 on May 15, 2016, both of which are being amortized over the extension period (through October 15, 2016). Discount amortization totaled $571 for the nine months ended September 30, 2016 and the remaining unamortized discount was $8 as of September 30, 2016. The related warrant derivative liability balance was $251 at fair value as of September 30, 2016. See Note 6.

Note 4 – Common Stock

The Company has delivered a total of 4,281,477 shares of common stock representing required principal repayments ($220,040 principal balances) and 305,522 representing interest payments ($11,780 interest payments) during the nine months ended September 30, 2016. See Note 2 – Secured Convertible Note Payable.

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,500 shares of the Company’s common stock were reserved for issuance under the 2005 and 2006 Plans however such Plans have now expired and no further issuances can be made. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has issued other stock options not pursuant to a formal plan with terms similar to the 2005 and 2006 Plans.

The Annual Meeting of Stockholders was held on September 25, 2015 and the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares for issuance under the Plan.

As of September 30, 2016, 500,000 shares were available for future grants under the 2015 Plan as all other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the nine months ended September 30, 2016.

The following table summarizes stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	411,450	$38.04	4.8 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(8,000)	(64.80)
Outstanding at September 30, 2016	403,450	$37.51	4.8 years	$—
Outstanding and exercisable at September 30, 2016	403,450	$37.51	4.8 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $7,598 and $100,972 during the nine months ended September 30, 2016 and 2015, respectively.

The unrecognized compensation cost as of September 30, 2016 related to the unvested stock options as of that date was $-0-.

Note 6 – Derivative Instruments

Derivatives – Warrants Issued Relative to Notes Payable

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

The Company has issued warrants to purchase an aggregate of 2,174,000 common shares in connection with various outstanding debt instruments which require derivative accounting treatment as of September 30, 2016. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of September 30, 2016 is as follows:

As of September 30, 2016

Volatility – range	169.6% - 226.1%
Risk-free rate	0.88% - 1.42%
Contractual term	1.58 - 5.58 years
Exercise price	$5.00 - $5.60
Number of warrants in aggregate	2,174,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2015	$210,383
Warrants issued to originate or extend notes payable (recorded as discount on note payable) -Note 3	851
Unrealized derivative gains included in other expense for the period	(167,830)
Transition of derivative liability to equity	—

Balance at September 30, 2016	$43,404

The warrant derivative liability consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Warrant issued to holder of Secured convertible note	$37,102	$182,517
Warrant issued to placement agent	4,947	24,336
Warrant issued to holder of December 2013 Note	745	2,540
Warrants issued to holders of notes payable - short term	610	990
Total warrant derivative liability	$43,404	$210,383

Note 7 – Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2016:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2015	2,475,771	$5.34
Issued for origination or extension of notes payable (Note 3)	17,000	5.60
Issued for extension of line-of-credit (Note 3)	30,000	5.00
Exercised/forfeited	(5,000)	(15.00)

Outstanding and exercisable at September 30, 2016	2,517,771	$5.34

The weighted average term of all outstanding common stock purchase warrants was 5.1 years as of September 30, 2016. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of September 30, 2016.

Note 8 – Income Taxes

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,185,000 as of December 31, 2015, which expire from 2025 through 2030. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

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

The final approval of the EIA by the Nicaraguan government of our environment impact study on April 13, 2013, began Sub-Period 2 for both the Tyra and Perlas Blocks as defined in the Nicaraguan Concessions. The Company believes it has satisfied the acquisition, processing and interpretation of Seismic data required in Sub-Period 2 for both the Perlas and Tyra Blocks. Therefore, it is now in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of September 30, 2015. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company plans to identify at least one potential drilling site on the Perlas block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires the Company to shoot additional seismic, which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is seeking a waiver of the additional seismic mapping on the Tyra Block and extension of time to complete its initial well from the Nicaraguan government. There can be no assurance that it will be able to obtain such waiver of the requirements.

During late December 2013, the Company completed the 2-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at that point. It believes that the newly acquired 2-D seismic data, together with the previously acquired reprocessed 2-D seismic, has helped it further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. The Company’s geological consultants have estimated that these Eocene structures may contain recoverable hydrocarbons (principally oil) in place. In addition, the new 2-D seismic acquired in 2013 provided the first geological information regarding the potential for oil resources in the Cretaceous Zone, which the Company could not evaluate using less precise older 2-D seismic mapping. It has identified multiple promising sites on the Perlas Block for exploratory drilling and will plan the drilling of initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves, given sufficient financing. The Company believes that it has performed all work necessary as of September 30, 2015 to proceed to Sub-Period 3 for the Perlas Block as defined in the Nicaraguan Concessions, which requires the drilling of at least one exploratory well on the Perlas Block within the following one-year period. The Company must first prepare and submit a supplemental EIA to the Nicaraguan government before the drilling permit can be issued on the Perlas Block, which had not been completed as of September 30, 2016.

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

The Company is in technical default of the Nicaraguan Concession because it has not provided the required letters of credit to the Nicaraguan Government and is delinquent on the payment of approximately $155,567 for the annual training program and area fees for 2016 that remains unpaid and outstanding as of September 30, 2016. In accordance with the Nicaraguan Concession agreements, the Company had previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company had also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. However, approximately $155,567 was due and payable in March 2016 for 2016 training program and area fees that remains unpaid and outstanding as of September 30, 2016. The Company is attempting to negotiate the renewal and increase of the required letters of credit, which total $1,356,227 for the Perlas block and $278,450 for the Tyra block with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in the regard. The Nicaraguan Government is in an election year in 2016, therefore such efforts have been delayed until the election is over. The Company considers it is fully in compliance with the terms of the Nicaraguan Concessions agreements, except for the renewal of the expired letters of credit and the delinquent payment for the 2016 training program and area fees.

The Company must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the annual training program and area fees for 2016: (2) the required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions if it is unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and financial obligations as they become due. These are substantial operational and financial issues that must be successfully mitigated during 2016 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company completed the May 2015 Private Placement in May 2015 in an effort to obtain its required capital. See Note 2 to the Financial Statements.

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

Revenue Sharing Commitments

On March 23, 2009, the Company entered into a Securities Purchase Agreement, dated effective as of March 23, 2009, with Offshore Finance, LLC, an accredited investor, to issue a subordinated promissory note in the aggregate principal amount of up to $1,275,000 and a one percent (1%) revenue sharing interest in the Nicaraguan Concessions. Off-Shore funded a total of $1,275,000 and subsequently converted the subordinated promissory note to common stock.

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of prior to September 30, 2016; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of September 30, 2016 and December 31, 2015 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

Gain on Derecognition of Liabilities

The Company has been generally unable to pay trade payables for several years as a result of its financial condition and lack of financial resources. Many trade payables have aged beyond their respective Statute of Limitations with respect to the creditors’ ability to enforce collection though legal proceedings. Management has reviewed the status of its trade payables and have written-off the remaining balances for those that have aged beyond the expiration date of their applicable statute of limitation. The gain from derecognition of liabilities was $1,134,082 and $174,457 for the nine months ended September 30, 2016 and 2015, respectively.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement, dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued amounts in accounts payable as of September 30, 2016 and December 31, 2015, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 10 – Related Party Transactions

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting firm for such support services and was not billed for any such services during the three and nine months ended September 30, 2016 and 2015. The amount due to the CFO’s firm for services previously provided was $762,407 at September 30, 2016 and December 31, 2015, and is included in accrued liabilities at both dates.

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

As of September 30, 2016 and December 31, 2015, the Company had accrued compensation to its officers and directors of $1,600,208 and $1,423,208, respectively.

The Company entered into a line-of-credit facility on September 23, 2013 that provides it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $75,000 at August 28, 2015 and an initial maturity of November 28, 2013. The line of credit is convertible to common stock at a rate of $5.00 per share. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility is unsecured, bears interest at 8% per annum, and was renewed at its maturity several times with its current maturity date as November 28, 2016. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants. On February 28, 2016 the Company extended the line-of-credit expiration date to May 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on February 28, 2021. On May 28, 2016 the Company extended the line-of-credit expiration date to August 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on May 28, 2021. On August 28, 2016 the Company extended the line-of-credit expiration date to November 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on August 28, 2021.

Note 11 – Subsequent Events

The Company has not resolved the contingency related to the expired letters of credit and the delinquent payment of annual training program and area fees for 2016 as required by its Nicaraguan Concessions (See Note 9). The Company continues to attempt to negotiate the renewal of the letters of credit and payment of the annual training program and area fees with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in that regard.

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

On November 7, 2016, the Company borrowed a total of $200,000 from an individual under a convertible note payable with the conversion rate of $5.00 per share. The term of the note was for a period of 365 days and bears interest at 8% per annum. Proceeds of the note were used for working capital purposes.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have substantial obligations to a number of third parties, including our December 2013 promissory note in the original principal amount of $1,050,000 which matured in April 2016 and is currently in technical default and the $12.0 million Convertible Note due May 2018, which began amortizing in October 2015, and there can be no assurance that we will be able to obtain an extension of the maturity date of the December 2013 promissory note or otherwise meet our obligations under either note; (iii) we require working capital for our operations and obligations for the next 12 months and capital to pursue our exploration and development efforts on the Nicaraguan Concessions, including compliance with the letter of credit and other requirements of the Nicaraguan Concessions to maintain our rights in the Concessions, and there can be no assurances we will be able to maintain such rights or obtain the required capital or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we have not been able to obtain at this point; (vii) we do not have sufficient resources to conduct required seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the Pink Sheets, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders, including Amegy Bank, NA; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock, including sales of shares of common stock issued to the holder of the Convertible Note upon its conversion of portions of the outstanding principal amount of the Convertible Note; (xxii) possible issuance of common stock subject to options and warrants may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; (xxix) whether we will be able to find an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions; and (xxx) whether we will be able to identify, acquire and finance domestic oil and gas properties with both proven and unproven reserves or whether such properties would provide positive cash flow.

The following information should be read in conjunction with the Condensed Financial Statements and Notes presented elsewhere in this quarterly report on Form 10-Q. See Note 1 – “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies,” to the Condensed Financial Statements for the Three and Nine months ended September 30, 2016 and 2015.

2016 Operational and Financial Objectives

Corporate Activities

We hold a 100% working interest in any hydrocarbon deposits found under the Perlas Block (560,000 acres/2,268 km) and Tyra Block (826,000 acres/3,342 km) located in shallow waters offshore Nicaragua. The final approval of the EIA by the Nicaraguan government of our environment impact study on April 13, 2013, began Sub-Period 2 for both the Tyra and Perlas Blocks as defined in the Nicaraguan Concessions. We believe we have satisfied the acquisition, processing and interpretation of Seismic data required in Sub-Period 2 for both the Perlas and Tyra Blocks. Therefore, we are now in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of December 31, 2015. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. We plan to identify at least one potential drilling site on the Perlas block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires us to shoot additional seismic, which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. We are seeking a waiver of the additional seismic mapping on the Tyra Block and extension of time to complete our initial well from the Nicaraguan government. There can be no assurance whether we will be able to obtain such waiver of the requirements. The Nicaraguan Government is in an election year in 2016, therefore such efforts have been delayed until the election is over.

During late December 2013, we completed the 2-D seismic survey activities in the area as required under both of the Nicaraguan Concessions at that point. We believe that the newly acquired 2-D seismic data, together with the previously acquired reprocessed 2-D seismic, helped us to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable hydrocarbons (principally oil) in place. In addition, the new 2-D seismic acquired in 2013 provided our first geological information regarding the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise older 2-D seismic mapping. We have identified multiple promising sites on the Perlas Block for exploratory drilling and will plan the drilling of initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves, given sufficient capital. We believe that we have performed all work necessary as of December 31, 2015 to proceed to Sub-Period 3 for the Perlas Block as defined in the Nicaraguan Concessions, which requires the drilling of at least one exploratory well on the Perlas concession within the following one-year period. We must first prepare and submit a supplemental EIA to the Nicaraguan government before the drilling permit can be issued on the Perlas Block.

We must prepare and submit the EIA supplement to the Nicaraguan Government, assuming that it accepts the supplemental EIA and grant the drilling permit, we will be required to drill at least one exploratory well on the Perlas Block during 2016 or risk being in default and losing our rights under the Nicaraguan Concessions. We will not drill a well on the Nicaraguan Concessions during 2016 given the current state of the oil and gas commodity markets, financing the drilling, and the challenging economics for any new exploration and development project, especially a project in an area of the world without historical proven reserves of commercial hydrocarbons. We are attempting to negotiate extensions with the Nicaraguan government of the required date by which an exploratory well must be drilled; however, there can be no assurance that we will be successful in this regard.

The Company is in technical default of the Nicaraguan Concession because it has not provided the required letters of credit to the Nicaraguan Government and has not paid the annual training fees and area fees for 2016 which approximate $155,567. In accordance with the Nicaraguan Concession agreements, the Company had previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company had also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. However, approximately $155,567 was due and payable in March 2016 for 2016 training program and area fees that remains unpaid and outstanding as of September 30, 2016. The Company is attempting to negotiate the payment of the 2016 training program and area fees and renewal and increase of the required letters of credit which total $1,356,227 for the Perlas block and $278,450 for the Tyra block with the Nicaraguan Government and its lenders; however, there can be no assurance that the Company will be successful in the regard. The Company considers it is in compliance with the terms of the Nicaraguan Concessions agreements, except for the renewal of the expired letters of credit and payment of the 2016 training program and area fees. The foregoing items remain as substantial operational and legal issues that we must resolve in order to maintain our rights under the Nicaraguan Concessions during 2016.

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

We are considering the acquisition of domestic oil and gas properties with both proven and unproven reserves. We believe that the current distressed state for oil and gas properties and the resulting decline in valuations may yield an opportunity for us to accumulate undervalued domestic oil and gas assets at attractive prices and terms with the objective of achieving positive cash flows despite the decline in natural gas and crude oil commodity prices. We are seeking financing for such cash generating oil and gas properties at reasonable cost of capital. This initiative is intended to provide us with positive cash flows to address immediate working capital needs until the environment improves for exploration projects such as the Nicaraguan Concessions. No assurances can be given regarding our ability to identify, acquire and finance such domestic properties or whether such properties would provide positive cash flow.

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

For the Three Months Ended September 30, 2016 and 2015

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

The Company has no current domestic exploration and development activities; however, it is seeking to identify and acquire domestic properties with both proven and unproven reserves, given sufficient financing. It is not actively working on any domestic property, focusing instead on the pursuit of the exploration, development and financing of the Nicaraguan Concessions.

General and Administrative Expenses

General and administrative expenses of $107,703 for the three months ended September 30, 2016 decreased $19,618, or 15.1%, from $126,871 in the same period in 2015. The decrease in general and administrative expenses is primarily attributable to a decrease of $16,000 in shareholder/investor relations expenses as the Company has not incurred such expenses after the completion of the Secured Convertible Note Payable financing in 2015. The decrease was also attributable to an overall decrease in Delaware franchise taxes in 2016 as compared to 2015.

Stock-based compensation

Stock-based compensation expenses of $-0- for the three months ended September 30, 2016 decreased $45,588, or 100% from the same period in 2015. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers in previous years that vest generally over a two-year time period. The Company did not grant any stock options during 2016 and 2015. The significant decrease in stock-based compensation expense during 2016 compared to 2015 is attributable to the full vesting of the January 2014 stock option grant in January 2016, which reduced the related amortization during the three months ended September 30, 2016 compared to 2015. All outstanding stock options are fully vested as of September 30, 2016.

Interest expense

Interest expense decreased from $144,090 for the three months ended September 30, 2015 to $27,455 for the 2016 period. This significant decrease is attributable to the Company converting approximately $555,000 of its interest bearing debt to common stock during early 2015. The Company received loan proceeds of $450,000 from the Secured Convertible Note issued in May 2015 and $85,000 from two other convertible notes issued in July 2015, all of which bear interest at 8% per annum and remained outstanding at September 30, 2016. In previous years the Company issued short-term notes payable at various dates and extended their maturities by paying additional compensation to the lenders chiefly in the form of warrants. The fair value of the warrants issued to the note holders at the origination and extension dates of the short-term promissory notes was recorded as a discount on the related debt. Amortization of the value of the warrants and revenue sharing interests granted to the holders resulted in a substantial increase in the overall effective borrowing costs during the three months ended September 30, 2015 compared to the same period in 2016. Discount amortization represents a non-cash expense and totaled $316 and $103,843 of total interest expense recognized in the three months ended September 30, 2016 and 2015, respectively.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Change in Fair Value of Secured Convertible Note

We issued the Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. We received $450,000 of proceeds at the date of issuance and the fair market value of the Secured Convertible Note was estimated to be $265,929 as of December 31, 2015 and $148,480 at September 30, 2016. After considering principal repayments and additional funding received the net ($2,807) and $162,235 change in fair market value of such Note is included in the accompanying statement of operations for the three months ended September 30, 2016 and 2015, respectively.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the secured convertible note outstanding during 2016 and 2015 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to their estimated fair value as of September 30, 2016 and 2015. The mark-to-market process resulted in a gain of $50,062 during the three months ended September 30, 2016 and a gain of $5,861,721 during the three months ended September 30, 2015. The decrease in the gain recognized is primarily the result of the lesser reduction in the closing market price of our common stock between the December 31, 2015 ($0.16 per share) and September 30, 2016 ($0.03 per share) compared to the corresponding period in 2015 ($5.50 at December 31, 2014 versus $0.80 at September 30, 2015). Generally, the fair value of the derivative liability declines when the market value of the underlying common stock decreases compared to the derivatives exercise price.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,185,000 as of December 31, 2015, which expire from 2025 through 2030. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the three months ended September 30, 2016, the Company realized net losses. The Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforwards, any deferred tax asset at September 30, 2016 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net income (loss)

As a result of the above, we reported a net loss of $87,903 for the three months ended September 30, 2016 compared to net income of $5,707,407 for the three months ended September 30, 2015. This represents an improvement of $5,795,310.

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

The basic and diluted income (loss) per share was ($0.01) for the three months ended September 30, 2016 for the reasons previously noted. The basic and diluted income (loss) per share was $2.12 and $2.00 for the three months ended September 30, 2015, respectively, for the reasons previously noted. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted income (loss) per share for the three months ended September 30, 2016 because of the exercise price of the warrants being substantially higher than market price in 2016 and the net loss reported for 2016 period. Potential shares of common stock as of September 30, 2016 that have been excluded from the computation of diluted net loss per share amounted to 2,911,221 shares, which included 2,507,771 outstanding warrants and 403,450 outstanding stock options.

For the Nine months ended September 30, 2016 and 2015

Results of Operations

Revenue

The Company had no revenues in either 2016 or 2015 as it focused solely on the pursuit of the exploration, development, financing and maintenance of the Nicaraguan Concessions.

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

General and Administrative Expenses

General and administrative expenses of $339,199 for the nine months ended September 30, 2016 decreased $15,856, or 4.5%, from $355,055 in the same period in 2015. The decrease in general and administrative expenses is primarily attributable to a reduction of $47,665 in Delaware franchise taxes offset by an increase of $31,552 in Nicaraguan Concession costs incurred. The Delaware franchise tax is based on our total assets, which decreased substantially due to the impairment of our Nicaraguan oil and gas properties during 2015. The Company is no longer capitalizing Nicaraguan Concession expenditures due to the decision to fully impair the Nicaraguan Project at December 31, 2015 as a result of the difficult oil and gas economy and noncompliance issues with the requirements of the Concessions. The decrease in general and administrative costs was also attributable to a reduction in expenses relating to the Company attending fewer investor conferences or similar forums during the three months ended September 30, 2016 compared to 2015. The closing of the May 2015 Private Placement reduced the need to incur additional costs related to capital raising and investor relations activities during the 2016 period coupled with the poor investment climate for oil and gas companies during 2016 and 2015.

Stock-based compensation

Stock-based compensation expenses of $7,598 for the nine months ended September 30, 2016 decreased $138,962, or 94.8%, from the $146,560 of expense incurred during the same period in 2015. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers in previous years that vest generally over a two-year time period. The Company did not grant any stock options during 2016 and 2015. The significant decrease in stock-based compensation expense during 2016 compared to 2015 is attributable to the full vesting of the January 2014 stock option grant in January 2016, which reduced the related amortization during the nine months ended September 30, 2016 compared to 2015. All outstanding stock options are fully vested as of September 30, 2016.

Interest expense

Interest expense decreased from $841,395 for the nine months ended September 30, 2015 to $134,972 for the 2016 period. This significant decrease is attributable to the Company converting approximately $555,000 of its interest bearing debt to common stock during early 2015. The Company received loan proceeds of $450,000 from the Secured Convertible Note issued in the May 2015 Private Placement and $85,000 from two other convertible notes issued in July 2015, all of which bear interest at 8% per annum and remained outstanding at September 30, 2016. In previous years the Company issued short-term notes payable at various dates and extended their maturities by paying additional compensation to the lenders chiefly in the form of warrants. The fair value of the warrants issued to the note holders at the origination and extension dates of the short-term promissory notes was recorded as a discount on the related debt. Amortization of the value of the warrants and revenue sharing interests granted to the holders resulted in a substantial increase in the overall effective borrowing costs during the nine months ended September 30, 2015 compared to the same period in 2016. Discount amortization represents a non-cash expense and totaled $53,297 and $717,162 of total interest expense recognized in the nine months ended September 30, 2016 and 2015, respectively.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Secured Convertible Note Payable Issuance Costs

On May 7, 2015, we completed the May 2015 Private Placement of a $12.0 million principal amount Secured Convertible Note and a Warrant exercisable to purchase 1,800,000 shares of our common stock, $0.0001 par value. We elected to account for and record such note on a fair value basis. Accordingly, all related debt issuance expenses, which totaled $1,302,629 (including $1,071,201 representing the value of the warrant to purchase 240,000 shares of common stock issued to placement agent and $231,428 of other fees and expenses), was charged to non-operating expenses during the nine months ended September 30, 2015. No similar transaction occurred during 2016.

Change in Fair Value of Secured Convertible Note

We issued the Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. We received $450,000 of proceeds at the date of issuance and the fair market value of the Secured Convertible Note was estimated to be $265,929 as of December 31, 2015 and $148,480 at September 30, 2016. After considering principal repayments and additional funding received the net $67,591 and $5,865 change in fair market value of such Note is included in the accompanying statement of operations for the nine months ended September 30, 2016 and 2015, respectively.

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

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2016 and 2015 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to their estimated fair value as of September 30, 2016 and 2015. The mark-to-market process resulted in a gain of $167,830 during the nine months ended September 30, 2016 and a gain of $8,329,827 during the nine months ended September 30, 2015. The decrease in the gain recognized is primarily the result of the lesser reduction in the closing market price of our common stock between the December 31, 2015 ($0.16 per share) and September 30, 2016 ($0.03 per share) compared to the corresponding period in 2015 ($5.50 at December 31, 2014 versus $0.80 at September 30, 2015). Generally, the fair value of the derivative liability declines when the market value of the underlying common stock decreases compared to the derivatives exercise price.

Gain on Derecognition of Liabilities

Gain on derecognition of liabilities increased from $174,457 for the nine months ended September 30, 2015 to $1,134,082 in 2016. The Company derecognized certain previously recorded liabilities due to the expiration of the statute of limitations on collection of such obligations for the Company.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,185,000 as of December 31, 2015, which expire from 2025 through 2030. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the nine months ended September 30, 2016, the Company realized net income. However, the Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforwards, any deferred tax asset at September 30, 2016 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net income (loss)

As a result of the above, we reported net income of $752,552 for the nine months ended September 30, 2016 compared to a net loss of $2,181,227 for the nine months ended September 30, 2015. This represents an improvement of $2,933,779.

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

The basic and diluted income per share was $0.12 for the nine months ended September 30, 2016, for the reasons previously noted. The basic and diluted loss per share was $0.82 for the nine months ended September 30, 2015. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted income (loss) per share for the nine months ended September 30, 2016 and 2015 because of the exercise price of the warrants was substantially higher than market price in 2016 and the net loss reported for 2015. Potential shares of common stock as of September 30, 2016 that have been excluded from the computation of diluted net loss per share amounted to 2,911,221 shares, which included 2,507,771 outstanding warrants and 403,450 outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses and have generated little or no operating revenues for a number of years as we concentrated on development of our Nicaraguan Concessions, which is a long-term, high-risk/reward exploration project in an otherwise unproven part of the world. Historically, we financed our operations through the issuance of redeemable preferred stock and various short and long-term debt financing that contained some level of detachable warrants to provide the holders with a level of equity participation should we be successful exploring our Nicaraguan Concessions.

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

In the first quarter 2015, we were able to increase our line-of-credit to a maximum of $100,000, which provided us some liquidity, but were unable to obtain other sources of capital. On February 28, 2015, the short-term note holders of maturing debt exercised their right to convert principal balances totaling $475,000 and accrued interest totaling $28,630 into 100,726 shares of common stock at an exchange rate of $5.00 per share. In addition, on September 30, 2015, the lender who provides the line-of-credit facility converted a partial principal balance totaling $50,000 into 10,000 shares of common stock at a price of $5.00 per share. Such debt to equity conversions helped to reduce our near term cash needs.

In July 2015, the Company issued two promissory notes for total cash proceeds of $85,000. The promissory notes have maturity dates that have been extended several times and currently mature in October 2016. In connection with the origination and extension of the notes, the Company issued warrants exercisable to purchase shares of common stock at an exercise price of $5.60 per share. The warrants are immediately exercisable and terminate five years from their dates of issuance.

On December 27, 2013 the Company borrowed $1,050,000 under the December 2013 Note, which is an unsecured credit facility with a private, third-party lender. Effective April 7, 2015 the Company and the lender agreed to extend the maturity date of the December 2013 Note from April 7, 2015 to the earlier of (i) April 7, 2016 or (ii) the payment in full of the Investor Note issued in the May 2015 Private Placement in the principal amount of $9,550,000 (the “New Maturity Date”). All other terms of the Note remained the same and the remaining principal balance was reduced to $1,000,000 as of September 30, 2016 after the $50,000 principal repayment required by the extension agreement.

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

In summary, as of September 30, 2016, we owed: (i) $68,105 on our line-of-credit, which is due November 28, 2016; (ii) the two promissory notes in the total principal amount of $85,000, which are due in October 2016; (iii) the Secured Convertible note with a fair value of $148,450, which is due in 23 monthly installment payments either in cash or stock; and (iv) and the December 2013 Note in the principal amount of $1,000,000, which was due in April 2016 and is currently in technical default. We are seeking to extend the maturity date in order to cure the technical default; however, there can be no assurance that it will be able to obtain such extension or what the final terms will be if the lender agrees to such extension. We intend to seek additional funding under the Investor Note or other short-term debt financing to provide the funds necessary to pay-off the line-of-credit when it comes due and to provide working capital to fund normal operations, although we can provide no assurances that we will be successful in this regard. Our current financial condition has made traditional bank loans and normal financing terms unattainable; therefore, we may find it necessary to continue with the type of short-term borrowings with high effective interest rates that we have used in the past.

The Company is in Sub-Period 3 of the exploration phase of the 30-year Concessions for both Perlas and Tyra as of September 30, 2015. Sub-Period 3 of the Nicaraguan Concessions requires the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company plans to identify at least one potential drilling site on the Perlas Block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra block for Sub-Period 3 requires the Company to shoot additional seismic, which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is seeking a waiver of the additional seismic mapping on the Tyra Block and extension of time to complete its initial well from the Nicaraguan government. There can be no assurance whether it will be able to obtain a waiver of the requirements. The Nicaraguan Government is in an election year in 2016, therefore such efforts have been delayed until the election is over.

In accordance with the Nicaraguan Concession agreements, the Company has previously provided the Ministry of Energy with the required letters of credit in the amounts of $443,100 for Perlas (expired March 2014) and $408,450 for Tyra (expired September 2014). The Company has also made all required expenditures related to the Nicaraguan Concessions for training programs and as “area fees,” for each respective year for 2010 through 2015. However, the Company is delinquent with respect to the payment of the 2016 training program and area fees which approximate $155,000 as of September 30, 2016. In accordance with the Nicaraguan Concession agreements, the Company must provide the Ministry of Energy with the required letters of credit in the amounts which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases as required by the Nicaraguan Concessions, to replace the expired letters of credit. The minimum cash requirements to maintain and comply with the minimum work program as defined in the Nicaraguan Concessions for the next twelve-month period will be approximately $5,500,000 for the Perlas Block which includes all costs to prepare for and drill the initial exploratory well, and $280,000 for the Tyra Block, assuming the waiver is granted regarding the seismic mapping. If such waiver is not granted, the Company estimates it will require approximately $2,500,000 for the seismic mapping. Finally, the Company estimates it will need approximately $300,000 to prepare and submit an environmental supplement to the Nicaraguan government to identify and receive authorization to drill up to five wells in the Concessions.

The Company has identified multiple sites for exploratory drilling and will plan the initial exploratory wells in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company must drill its initial exploratory well during 2016 or risk being in default and losing its rights under the Nicaraguan Concessions.

We are negotiating the renewal and/or adjustment of the required letters of credit with the Nicaraguan Government. Further, we are seeking a waiver of the 3-D seismic mapping requirement because we do not believe it will be effective in providing additional information due the supplemental water depth and other factors. The Nicaraguan Government is in an election year in 2016, therefore such efforts have been delayed until the election is over. We plan to prepare the necessary information to submit to the EIA in order to obtain the necessary authorizations to drill up to five locations in the Concessions. There can be no assurance that we will be successful in any of the foregoing regards. Except for the foregoing items, we believe we are in full compliance with the terms of the Nicaraguan Concessions agreements.

The Company must successfully comply with the restrictions related to the secured convertible note in order to release the remaining $9.49 million in funding under the Investor Note or it must raise substantial amounts of debt and equity capital in the immediate future in order to fund: (1) the 2016 training program and area fees which are delinquent; (2) the required letters of credit to the Nicaraguan Government; (3) fund approximately $300,000 to prepare and submit an environmental supplement to the Nicaraguan government to identify and receive authorization to drill up to five wells in the Concessions; (4) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2016; (5) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions if it is unable to negotiate a waiver of such requirement form the Nicaraguan government; (6) the payment of normal day-to-day operations and corporate overhead; and (7) the payment of outstanding debt and financial obligations as they become due including the $1.0 million December 2013 Note which currently is in technical default. These are substantial operational and financial issues that must be successfully addressed during 2016 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt. The Company is actively seeking new outside sources of debt and equity capital in order fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements to drill the exploratory wells.

In addition to the minimum cash requirements related to the Nicaraguan Concessions, we estimate that we will require approximately $330,000 of working capital to maintain corporate operations for the next 12 months, but not including (i) approximately $1,000,000 principal amount of a short-term promissory note which matured in April 2016 and is in technical default, plus accrued interest; (ii) the $85,000 principal due on the two promissory notes due in October 2016 and (iii) the $68,105 currently outstanding under a revolving line of credit due August 2016. We owe $4,945,000 in trade payables related to seismic activities already performed (in December 2013) but not yet paid; however, we believe such party has agreed to extend the time for payment of this obligation to until such time as we begin drilling operations on the Nicaraguan Concessions. We also owe other obligations to third parties as noted on our balance sheet, which we intend to pay, to negotiate and/or settle prior to the beginning of any drilling operations, although there is no assurance that will be able negotiate settlements with venders or avoid collection activities.

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

The Company will not be able to meet all of the Nicaraguan Concession requirements in 2016, including proceeding to drill the required exploration well during 2016, given the current state of the oil and gas commodity markets and the challenging economics for any new exploration and development project especially a project in an area of the world without historical proven reserves of commercial hydrocarbons. The Company is attempting to negotiate extensions with the Nicaraguan government relative to the required date by which any exploratory wells must be drilled as well as the other requirements for maintaining the Concessions; however, there can be no assurance that it will be successful in this regard. These are substantial operational and legal issues that the Company must resolve in order to maintain its rights under the Nicaraguan Concessions during 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that material information required to be disclosed by the Company in this report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms .

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in litigation as follows:

●	In October 2012 the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company engaged in negotiations with the State of Texas in late 2012 and early 2013 and reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

●	Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers have potential liability regarding the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore, to extent they might actually occur, these liabilities are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is included in the asset retirement obligation on the accompanying balance sheets.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement, dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputes the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued amounts in accounts payable as of September 30, 2016 and December 31, 2015, which management believes is sufficient to provide for the ultimate resolution of this dispute.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2016, the Company entered into the following unregistered sales of equity securities:

●	On August 28, 2016 the Company negotiated an extension of the line-of-credit facility to November 28, 2016 and granted the lender common stock purchase warrants exercisable to purchase an aggregate of 10,000 shares of common stock at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on August 28, 2021. The Company used the loan proceeds for working capital and paid no compensation to any party in connection with the establishment of the credit facility and issuance of the warrants. It relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the credit facility and warrants.

●	The Company is required to make monthly installment payments under its Secured Convertible Note which can be made in the form of cash, common stock or a combination at the Company’s discretion. In accordance with the Note provisions, the Company delivered 33,509 shares of common stock to holder of Secured Convertible Note representing a true-up of previous principal repayments and 131,160 shares representing interest payments ($2,630 interest payments) during the three months ended September 30, 2016. The 164,669 shares delivered to the holder of the Secured Convertible Note during the three months ended September 30, 2016 were issued under an exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	November 14, 2016
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	November 14, 2016
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

