Form 10-K
period 2016-12-31
INFINITY ENERGY RESOURCES, INC
filed 2017-04-17
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2016, the aggregate market value of the Registrant’s common equity held by non-affiliates, computed by reference to the closing price on June 30, 2016 ($0.07 per share) was $525,168.

The number of shares of our common stock outstanding as of April 14, 2017 is 7,712,569.

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

Part I

Item 1. Business.

DESCRIPTION OF BUSINESS

Overview

Infinity Energy Resources, Inc. is an independent energy company that is pursuing an oil and gas exploration opportunity offshore of Nicaragua in the Caribbean Sea. On March 5, 2009, the Nicaraguan government granted us the concessions to explore approximately 1.4 million acres offshore Nicaragua. Since such point we have focused our efforts solely on these Concessions. Previously we were engaged in the acquisition, exploration and development of natural gas and oil properties in the United States. We ceased all domestic oil and gas exploration and production in the United States by December 2009.

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

On March 5, 2009, we signed the contracts granting us the Perlas and Tyra concession blocks offshore Nicaragua (the “Nicaraguan Concessions” or “Concessions”). Since our acquisition of the Nicaraguan Concessions, we have conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over our Perlas and Tyra concession blocks. In April 2013, the Nicaraguan government formally approved our Environmental Impact Assessment, at which time we commenced significant activity under the initial work plan involving the acquisition of new seismic data on the two Nicaraguan Concessions. We undertook seismic shoots during late 2013 that resulted in the acquisition of new 2-D and 3-D seismic data and have reviewed it to select our initial drilling sites for exploratory wells.

The Company has had difficulty obtaining the necessary financing to meet all its obligations under the Nicaraguan Concessions and is in default of various provisions of the 30-year Concession for both the Perlas and Tyra blocks as of December 31, 2016. Specifically, the Company is in default of the: (1) the drilling of at least one exploratory well on the Perlas Block during 2016; (2) the shooting of additional seismic on the Tyra Block during 2016; (3) the Company has not provided the Ministry of Energy with the required letters of credit in the amounts, which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016 area fees required for both the Perlas and Tyra totaling $55,566; and (5) payment of the 2016 training fees required for both the Perlas and Tyra which total $100,000. The Company is seeking to extend, renew, waive and/or renegotiate the terms of the Nicaraguan Concessions and with the Nicaraguan government at December 31, 2016 to cure the defaults. These are the Company’s primary goals for 2017. There can be no assurance whether it will be able to reach agreement with the Nicaraguan Government to cure the current defaults or renegotiate certain requirements or terms of the Nicaraguan Concessions or whether such new requirements or terms will be favorable to the Company. The Company is currently pursuing meetings with Nicaraguan Government officials in order to address the pending defaults.

The Company must raise substantial amounts of debt and/or equity capital from various sources in the immediate future to fund its obligations under the Concessions. The most immediate funding needs include the following: (1) payment of the annual training program and area fees for 2016 and 2017; (2) posting the required letters of credit to the Nicaraguan Government; (3) funding the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions if it is unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the two notes payable totaling $85,000, which currently are in technical default. Our auditors have issued their opinion that states that there is substantial doubt about the Company’s ability to continue as a going concern. These are substantial operational and financial issues that must be successfully addressed during 2017 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt. The Company is seeking new outside sources of debt and equity capital in addition to the May 2015 Private Placement described below to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

Business Strategy

Our principal objective is to create stockholder value through the development of our Nicaraguan Concessions. We have commenced significant activity under the initial work plan and received formal governmental approval of the environmental study in 2013. We have used previously existing reprocessed 2-D seismic data to identify or evaluate the prospects. We had additional 2-D and 3-D seismic mapping done on the Concessions to provide additional data. We are reviewing the data to evaluate the potential oil and gas producing structures and select our initial drilling sites for exploratory wells, given sufficient capital and necessary Nicaraguan government approvals.

We intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any. To this end we completed the May 2015 Private Placement described below. We plan to seek joint venture or working interest partners prior to the commencement of any exploratory drilling operations on the Nicaraguan Concessions. In this connection, we may seek offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations or other strategic partnership.

Recent Developments

Senior Convertible Note and Warrant Private Placement

On May 7, 2015 we completed the private placement with an institutional investor of a $12.0 million principal amount Senior Convertible Note (the “Convertible Note”) and a Warrant (the “Warrant”) exercisable to purchase 1,800,000 shares of our common stock (the “May 2015 Private Placement”). The Convertible Note ranks senior to our existing and future indebtedness and is secured by all of our assets, excluding the Nicaraguan Concessions. At the closing, such investor acquired the Convertible Note by paying $450,000 in cash and issuing a secured promissory note, secured by cash, with an aggregate initial principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to us under the Investor Note are paid without any offset or default, the May 2015 Private Placement will result in gross proceeds of $10.0 million before Placement Agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. We used the initial proceeds from the closing to retire certain outstanding obligations, including delinquent 2015 area and training fees of approximately $155,000 owed to the Nicaraguan government relating to our Nicaragua Concessions, and to provide additional working capital. We will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note.

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

The final approval of the EIA by the Nicaraguan government of our environment impact study on April 13, 2013, began Sub-Period 2 for both the Tyra and Perlas Blocks as defined in the Nicaraguan Concessions. The Company believes it has satisfied the acquisition, processing and interpretation of Seismic data required in Sub-Period 2 for both the Perlas and Tyra Blocks. Therefore, it is now in Sub-Period 3 of the exploration phase of the 30-year Concession for both Perlas and Tyra as of June 30, 2015. Sub-Period 3 of the Nicaraguan Concessions required the drilling of at least one exploratory well on the Perlas Block during 2016 and the shooting of additional seismic on the Tyra Block. The Company needs to identify at least one potential drilling site on the Perlas block as required in Sub-Period 3 and will have to perform supplemental EIA work prior to requesting and receiving the permit to drill from the Nicaraguan government. The work plan on the Tyra Block for Sub-Period 3 requires the Company to shoot additional seismic, which is estimated to cost approximately $2,500,000 prior to the commencement of exploratory drilling. The Company is negotiating with the Nicaraguan government to seek a waiver of the additional seismic mapping on the Tyra Block so that it can proceed with exploratory drilling. There can be no assurance whether it will be able to obtain such waiver of the requirement.

During late December 2013, we completed the 2-D seismic survey activities in the area as required under both Nicaraguan Concessions at that point. We believe that the newly acquired 2-D seismic data, together with the previously acquired reprocessed 2-D seismic, has helped us to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable hydrocarbons (principally oil) in place. In addition, the new 2-D seismic acquired in 2013 provided our first geological information regarding the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise older 2-D seismic mapping. We have identified multiple promising sites on the Perlas Block for exploratory drilling and is planning the drilling of initial exploratory wells to determine the existence of commercial hydrocarbon reserves. We believe that we have performed all work necessary to proceed to Sub-Period 3 for the Perlas Block as defined in the Nicaraguan Concessions, which required the drilling of at least one exploratory well on the Perlas Block in 2016. We must first prepare and submit a supplemental EIA to the Nicaraguan government before the drilling permit can be issued on the Perlas Block.

The Nicaraguan Government has yet to receive the EIA supplement and issue the drilling permit; however, assuming that it does accept the supplemental EIA and grant the drilling permit. We will be required to drill at least one exploratory well on the Perlas Block within one year or risk being in default and losing its rights under the Nicaraguan Concessions. Management intends to seek an extension of this deadline from the Nicaraguan government given the current environment for oil and gas exploration projects, although no assurance can be given in this regard.

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2016, including (1) the drilling of at least one exploratory well on the Perlas Block during 2016; (2) the shooting of additional seismic on the Tyra Block during 2016; (3) the Company has not provided the Ministry of Energy with the required letters of credit in the amounts, which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016 area fees required for both the Perlas and Tyra totaling $55,566; and (5) payment of the 2016 training fees required for both the Perlas and Tyra totaling $100,000. The Company is seeking to extend, renew, waive and/or renegotiate the requirements or terms of the Nicaraguan Concessions and with the Nicaraguan government at December 31, 2016 to cure the defaults. There can be no assurance whether it will be able to reach agreement with the Nicaraguan Government to cure the current defaults or renegotiate certain requirements or terms of the Nicaraguan Concessions or whether such new requirements or terms will be favorable to the Company. The Company is currently pursuing meetings with Nicaraguan Government officials in order to address the pending defaults.

If the Company does not receive the funding anticipated under its May 2015 Private Placement, it must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund the items noted above. These are substantial operational and financial issues that must be successfully addressed during 2017 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt. The Company is seeking new sources of debt and equity capital in addition to the May 2015 Private Placement to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

Costs incurred during the year ended December 31, 2016 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2016
Property acquisition costs:
Proved	$—
Unproved
Total property acquisition costs	—
Development costs	—
Exploration costs	165,511
Total costs	$165,511

Exploration costs during the year ended December 31, 2016 primarily related to area Concession and training fees to be paid to the Nicaraguan Government for 2016. All costs related to the Nicaraguan Concessions have been expensed as incurred during the year ended December 31, 2016 because the Concessions are in default status and these assets were considered to be impaired and fully reserved as of December 31, 2016 and 2015.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

	December 31,
	2016	2015

Proved oil and gas properties	$—	$—
Unproved oil and gas properties	10,685,404	10,685,404
Total	10,685,404	10,685,404
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 3)	(964,738)	(964,738
Less accumulated impairment charge on oil and gas properties	(9,720,666)	(9,720,666
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$—

Management has performed its impairment tests on its oil and gas properties as of December 31, 2016 and has concluded that a full impairment reserve should be provided on the costs capitalized for its unproved oil and gas properties consisting solely of the Nicaraguan Concessions. Therefore, an impairment charge of $9,720,666 has been included in operating expenses for the year ended December 31, 2015 which reduces the carrying amount of oil and gas properties to zero as of December 31, 2016 and 2015. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. This may provide substantial impediments for the Company and its ability to obtain adequate financing to fund the exploration and development of its Nicaraguan projects and the overall economic viability of the Concessions should hydrocarbons be discovered in commercial quantities.

The following charts set forth the minimum work programs required under for the Perlas and Tyra blocks comprising the Concessions in order for the Company to retain them unless it is successful in obtaining extensions, renewals or the renegotiation of the entire Concessions Agreements for the Perlas and Tyra blocks.

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

The Company is in default of the current minimum work plan and is attempting to extend or renegotiate the requirements in order to cure the defaults and maintain the Concessions. There can be no assurance that we will be successful in negotiating such extensions and/or renegotiate the Concessions.

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

Government Regulation of the Oil and Gas Industry

General

Our business is affected by numerous laws and regulations, including, among others, laws and regulations relating to energy, environment, conservation and tax. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

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

Employees

We have two employees, our CEO and CFO, whose salaries have been primarily deferred. We also use outside contractors to perform services.

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

Subsequent to the initial award of the Nicaraguan Concessions in 2003, we negotiated a number of key terms and conditions of an exploration and production contract covering the approximate 1.4 million acre Tyra (approximately 826,000 acres in the north) and Perlas (approximately 560,000 acres in the south) concession areas offshore Nicaragua. The contract, which was finalized in 2009, contemplates an exploration period of up to six years with four sub-phases and a production period of up to 30 additional years (with a potential five-year extension). We submitted an environmental study in 2011, which was approved in April 2013 by the Nicaraguan government which allowed us to commence our exploration activities. We have acquired new specific geological information from the acquisition of new 2-D and 3-D seismic studies during 2013 and 2014 along with the reprocessing and additional evaluation of existing 2-D seismic data over the Perlas and Tyra Concession blocks. We are currently in default of several requirements of the minimum work programs under of the Nicaraguan Concession and may not be able to retain the Concessions unless we are successful in obtaining extensions, renewals or the renegotiation of the terms of the Concession Agreements for the Perlas and Tyra blocks. The Company is currently pursuing meetings with Nicaraguan Government officials in order to address the pending defaults.

Proved Reserves Reporting

We had no proved reserves as of December 31, 2016 and 2015.

Production, Prices and Production Costs

We had no production during the years ended December 31, 2016 or 2015.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the costs we incurred in the purchase of proved and unproved properties and in development and exploration activities in Nicaragua:

	2016	2015
Property acquisition costs:
Proved	$—	$—
Unproved		—
Total property acquisition costs	—	—
Development costs	—	—
Exploration costs	165,511	92,568

Total costs	$165,511	$92,568

Exploration costs during the years ended December 31, 2016 and 2015 are primarily attributable to area fees and training costs required to be paid to the Nicaraguan government.

There were no development, exploration or acquisition costs incurred during 2016 and 2015 on our domestic properties.

Drilling Activity

We had no drilling activity during the years ended December 31, 2016 or 2015.

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases we held as of December 31, 2016.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Onshore U.S.	—	—	—	—
Offshore Nicaragua	—	—	1,386,000	1,386,000
Total	—	—	1,386,000	1,386,000

Item 3. Legal Proceedings.

The Company is involved in litigation as follows:

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

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement, dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued amounts in accounts payable as of December 31, 2016 and 2015, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Infinity’s common stock trades on the Over-the-Counter QB Tier Market (OTCQB) under the symbol “IFNY” The following table sets forth the high and low closing bid prices for Infinity’s common stock as reported by the OTCQB. The closing price of the common stock on April 12, 2017 was $0.05 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2016	High	Low
1st Quarter	$0.25	$0.08
2nd Quarter	$0.13	$0.02
3rd Quarter	$0.09	$0.03
4th Quarter	$0.14	$0.03

Year Ended December 31, 2015	High	Low
1st Quarter	$5.80	$3.50
2nd Quarter	$5.60	$3.60
3rd Quarter	$4.50	$0.70
4th Quarter	$1.20	$0.12

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

Holders of Common Stock

At December 31, 2016, there were approximately 144 stockholders of record of our common stock.

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

As of December 31, 2016, 500,000 shares were available for future grants under the 2015 Plan as all other Plans have now expired.

The following table sets forth certain information regarding our stock option plans as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	53,850	$11.36	500,000
Option grants not issued under a plan approved by stockholders	339,600	41.59	n/a
Total	393,450	$37.46	500,000

Recent Issuances of Unregistered Securities

During the three months ended December 31, 2016, the Company entered into the following unregistered sales of equity securities:

●	On November 8, 2016, the Company issued a convertible promissory note payable for net proceeds of $200,000. The promissory note is unsecured, bears interest at 8% and requires no repayment of principal or interest until its maturity date of November 7, 2017. The promissory note is convertible at the holder’s option at $5.00 per share. The Company used the loan proceeds to repay its line-of-credit and for general working capital purposes and paid no compensation to any party in connection with the promissory note. It relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the credit facility and warrants.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have substantial obligations to a number of third parties, including our December 2013 promissory note in the original principal amount of $1,050,000 due in April 2016, which is in technical default, and the $12.0 million Convertible Note due May 2018, which began amortizing in October 2015, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to meet our obligations under the Nicaraguan Concessions, and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator that we may not be able to obtain; (vii) we do not have sufficient resources to conduct required seismic mapping or drilling on our Nicaraguan Concessions, are in technical default on various requirements of the Concessions, may forfeit our rights to the Concessions unless we can renegotiate their requirements and terms; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have a significant effect on us and the other stockholders, including Amegy Bank, NA; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock, including sales of shares of common stock issued to the holder of the Convertible Note upon its conversion of portions of the outstanding principal amount of the Convertible Note; (xxii) possible issuance of common stock subject to options and warrants may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; (xxix) whether we will be able to renegotiate or extend the terms of the Nicaraguan Concessions, and on terms favorable to us, or otherwise maintain our interest in the Concessions; and (xxx) whether we will obtain an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions if we do obtain extensions or renegotiation of the terms of the Concessions.

The following information should be read in conjunction with the Financial Statements and Notes presented elsewhere in this annual report on Form 10-K. See Note 1 – “Summary of Significant Accounting Policies,” to the Financial Statements for the Years Ended December 31, 2016 and 2015.

2017 Operational and Financial Objectives

Corporate Activities

The Nicaraguan Concessions represent our most substantial asset and is the focal point of our business plan. The Company is in default of various provisions of the 30-year Concession for both the Perlas and Tyra blocks as of December 31, 2016, as noted above.

If the Company does not receive the funding anticipated under its May 2015 Private Placement, it must raise substantial amounts of debt and equity capital from other sources in the immediate future to fund its obligations under the Concessions. The most immediate funding needs include the following: (1) the annual training program and area fees for 2016 and 2017; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due including the $1.0 million December 2013 Note, and the two notes payable totaling $85,000, which currently are in technical default. These are substantial operational and financial issues that the Company must successfully address during 2017 or its ability to satisfy the conditions necessary to remain viable and maintain its Nicaragua Concessions will be in significant doubt. The Company is seeking new outside sources of debt and equity capital in addition to the May 2015 Private Placement in order to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing working capital requirements. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

During 2017 we will also seek offers from industry operators and other third parties for interests in the acreage in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. Accordingly, we intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any, and net proceeds from the sales of assets.

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

For the Years Ended December 31, 2016 and 2015

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

General and Administrative Expenses

General and administrative expenses of $443,724 for the year ended December 31, 2016 decreased $35,002, or 5.7%, from $478,726 in the same period in 2015. The decrease in general and administrative expenses is primarily attributable to a reduction of $52,530 in Delaware franchise taxes offset by an increase of $23,952 in Nicaraguan Concession costs incurred. The Delaware franchise tax is based on our total assets, which decreased substantially due to the impairment of our Nicaraguan oil and gas properties during 2016 and 2015. The Company is no longer capitalizing Nicaraguan Concession expenditures due to the decision to fully impair the Nicaraguan Project at December 31, 2015 because of the difficult oil and gas economy and noncompliance with the requirements of the Concessions. The decrease in general and administrative costs was also attributable to a reduction in expenses relating to the Company attending fewer investor conferences or similar forums during the year ended December 31, 2016 compared to 2015. The Company did not have the funding needed pay additional costs related to capital raising and investor relations activities during the 2016 period coupled with the poor investment climate for oil and gas companies during 2016 and 2015.

Stock-based compensation

Stock-based compensation expenses of $7,598 for the year ended December 31, 2016 decreased $184,550, or 96.1%, from the $192,148 of expense incurred during the same period in 2015. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers in previous years that vest generally over a two-year period. The Company did not grant any stock options in 2016 and 2015. The significant decrease in stock-based compensation expense in 2016 compared to 2015 is attributable to the full vesting of the January 2014 stock option grant in January 2016, which reduced the related amortization during the year ended December 31, 2016 compared to 2015. All outstanding stock options are fully vested as of December 31, 2016.

Interest expense

Interest expense decreased from $933,456 for the year ended December 31, 2015 to $159,907 for the year ended December 31, 2016. This significant decrease is attributable to the Company converting approximately $555,000 of its interest-bearing debt to common stock during early 2015. The Company received loan proceeds of $450,000 from the Secured Convertible Note issued in the May 2015 Private Placement, $85,000 from two convertible notes issued in July 2015, and $200,000 from a convertible note issued in November 2016, all of which bear interest at 8% per annum and remained outstanding at December 31, 2016. In previous years the Company issued short-term notes payable at various dates and extended their maturities by paying additional compensation to the lenders chiefly in the form of warrants. The fair value of the warrants issued to the note holders at the origination and extension dates of the short-term promissory notes was recorded as a discount on the related debt. Amortization of the value of the warrants and revenue sharing interests granted to the holders resulted in a substantial increase in the overall effective borrowing costs during the year ended December 31, 2016 compared to the same period in 2015. Discount amortization represents a non-cash expense and totaled $53,510 and $778,279 of total interest expense recognized during the year ended December 31, 2016 and 2015, respectively.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Secured Convertible Note Payable Issuance Costs

On May 7, 2015, we completed the May 2015 Private Placement of a $12.0 million principal amount Secured Convertible Note and a Warrant exercisable to purchase 1,800,000 shares of our common stock, $0.0001 par value. We elected to account for and record such note on a fair value basis. Accordingly, all related debt issuance expenses, which totaled $1,302,629 (including $1,071,201 representing the value of the warrant to purchase 240,000 shares of common stock issued to placement agent and $231,428 of other fees and expenses), was charged to non-operating expenses during the year ended December 31, 2015. No similar transaction occurred during 2016.

Change in Fair Value of Secured Convertible Note

We issued the Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. We received $450,000 of proceeds at the date of issuance and the fair market value of the Secured Convertible Note was estimated to be $265,929 as of December 31, 2015 and $141,328 at December 30, 2016. After considering principal repayments and additional funding received the net $63,063 and $49,071 change in fair market value of such Note is included in the accompanying statement of operations for the years ended December 31, 2016 and 2015, respectively.

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

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2016 and 2015 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to their estimated fair value as of December 31, 2016 and 2015. The mark-to-market process resulted in a gain of $27,804 during the year ended December 31, 2016 and a gain of $9,431,914 during the year ended December 31, 2015. The decrease in the gain recognized is primarily the result of the lesser reduction in the closing market price of our common stock between the December 31, 2015 ($0.16 per share) and December 31, 2016 ($0.10 per share) compared to the corresponding period in 2015 ($0.16 at December 31, 2015 versus $5.50 at the date of origination). Generally, the fair value of the derivative liability declines when the market value of the underlying common stock decreases compared to the derivatives exercise price.

Other income (expense)

Other income (expense) decreased from $184,404 for the year ended December 31, 2015 to $-0- in 2016. The Company derecognized certain previously recorded liabilities due to the expiration of the statute of limitations on collection of such obligations for the Company during 2015.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,270,000 as of December 31, 2016, which expire from 2025 through 2030. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the years ended December 31, 2016 and 2015, the Company realized net losses and the Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforwards, any deferred tax asset at December 31, 2016 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net loss

As a result of the above, we reported a net loss of $646,488 for the year ended December 31, 2016 compared to a net loss of $10,996,243 for the year ended December 31, 2015. This represents an improvement of $10,349,755.

Basic and Diluted Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses from continuing operations are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

The basic and diluted loss per share was $0.10 for the year ended December 31, 2016, for the reasons previously noted. The basic and diluted loss per share was $4.07 for the year ended December 31, 2015. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2016 and 2015 because the exercise price of the stock options and warrants were substantially higher than market price in 2016 and the net loss reported for both years. Potential shares of common stock as of December 31, 2016 that have been excluded from the computation of diluted net loss per share amounted to 2,911,221 shares, which included 2,517,771 outstanding warrants and 393,450 outstanding stock options.

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

In July 2015, the Company issued two promissory notes for total cash proceeds of $85,000. The promissory notes have maturity dates that have been extended several times and matured in October 2016 and are currently in default. In connection with the origination and extension of the notes, the Company issued warrants exercisable to purchase shares of common stock at an exercise price of $5.60 per share. The warrants are immediately exercisable and terminate five years from their dates of issuance. The Company is seeking an extension of the maturity date of these notes; however, there can be no assurance that it will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions. The Company and its lenders are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes.

In November 2016, the Company issued a $200,000 convertible promissory note which requires no principal or interest payments until its November 2017 maturity date and bears 8% interest. The proceeds of this note was used to pay off the Company’s line-of-credit upon its maturity in November 2017 and for general working capital purposes.

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

The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the December 2013 Note. The December 2013 Note matured in April 2016 and is currently in technical default. The Company is seeking an extension of the maturity date; however, there can be no assurance that it will be able to obtain such extension or what the final terms will be if the lender agrees to such an extension. The Company and its lender are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes.

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

WestPark Capital acted as placement agent for the Company in the May 2015 Private Placement and received a fee of 6% of cash proceeds, or $600,000, if and when the Company receives the full cash proceeds. It received $27,000 of such amount at the closing plus the reimbursement of legal fees totaling $7,500. The Company also issued WestPark a warrant exercisable to purchase 240,000 shares of common stock at a price of $5.00 per share. The warrant was exercisable from the date of issuance for a period of seven years.

In summary, as of December 31, 2016, the following debt was outstanding: (i) $200,000 on our convertible promissory note, which is due November 7, 2017; (ii) the two promissory notes in the total principal amount of $85,000, which matured in October 2016 and are currently in technical default; (iii) the Secured Convertible Note with a fair value of $141,328 which is due in 23 monthly installment payments either in cash or stock; and (iv) and the December 2013 Note in the principal amount of $1,000,000, which was due in April 2016 and is currently in technical default. We are seeking to extend the maturity date to cure the technical defaults; however, there can be no assurance that we will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions. We intend to seek additional funding under the Investor Note or other short-term debt financing to provide the funds necessary to pay-off our obligations when they come due and to provide working capital to fund normal operations, although we can provide no assurances that we will be successful in this regard. Our current financial condition has made traditional bank loans and normal financing terms unattainable; therefore, we may find it necessary to continue with the type of short-term borrowings with high effective interest rates that we have used in the past.

The Company is in default of various provisions of the 30-year Concessions for both Perlas and Tyra blocks as of December 31, 2016, as noted earlier. The Company is currently pursuing meetings with Nicaraguan Government officials in order to address the pending defaults.

If the Company does not receive the funding anticipated under its May 2015 Private Placement, it must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016 and 2017; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due including the $1.0 million December 2013 Note, and the two notes payable totaling $85,000, which currently are in technical default. These are substantial operational and financial issues that must be successfully addressed during 2017 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt. The Company is seeking new outside sources of debt and equity capital in addition to the May 2015 Private Placement in order to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

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

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infinity Energy Resources, Inc.

Overland Park, Kansas

We have audited the accompanying balance sheets of Infinity Energy Resources, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. Infinity Energy Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Energy Resources, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM, LLP

New York, New York

April 14, 2017

INFINITY ENERGY RESOURCES, INC.

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$12,339	$3,734

Total current assets	12,339	3,734

Total assets	$12,339	$3,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,965,329	$5,975,682
Accrued liabilities (including $788,520 due to related party at December 31, 2016 and 2015)	3,161,290	2,642,227
Income tax liability	150,000	150,000
Accrued interest (including $-0- and $8,446 due to related party at December 31, 2016 and 2015, respectively)	277,369	403,205
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	91,736	130,345
Line-of-credit with related party, net of discounts of $-0- and $420 at December 31, 2016 and 2015, respectively	—	67,883
Convertible notes payable-short term, net of discounts of $-0- and $51,027 at December 31, 2016 and 2015, respectively	1,285,000	1,033,973
Total current liabilities	12,646,727	12,119,318

Secured convertible note payable-long term	49,592	135,584
Derivative liabilities	183,430	210,383
Total long-term liabilities	233,022	345,967
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; No shares issued or outstanding as of December 31, 2016 and 2015	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 7,712,569 and 3,125,570 shares at December 31, 2016 and 2015, respectively	771	313
Additional paid-in capital	109,080,273	108,840,102
Accumulated deficit	(121,948,454)	(121,301,966)
Total stockholders’ deficit	(12,867,410)	(12,461,551)
Total liabilities and stockholders’ deficit	$12,339	$3,734

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARY

Statements of Operations

	For the Year Ended December 31,
	2016	2015
Operating expenses:
General and administrative expenses	$443,724	$478,726
Stock-based compensation	7,598	192,148
Impairment charge on oil and gas properties	—	9,720,666
Total operating expenses	451,322	10,391,540

Operating loss	(451,322)	(10,391,540)

Other income (expense):
Interest expense	(159,907)	(933,456)
Senior convertible note payable issuance costs	—	(1,302,629)
Issuance of warrant derivative in connection with senior convertible note	—	(8,034,007)
Change in derivative fair value	27,804	9,431,914
Change in fair value of senior convertible note payable	(63,063)	49,071
Other	—	184,404

Total other income (expense)	(195,166)	(604,703)

Loss before income taxes	(646,488)	(10,996,243)
Income tax benefit (expense)	—	—

Net loss	$(646,488)	$(10,996,243)

Net loss per share – basic and diluted	$(0.10)	$(4.07)

Weighted average shares outstanding – basic and diluted	6,498,312	2,704,044

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2016 and 2015

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2014	2,556,054	$256	$107,242,285	$(110,305,723)	$(3,063,182)

Stock based compensation	—	—	192,148	—	192,148

Common stock purchase warrants issued for debt issuance costs	—	—	252,711	—	252,711

Transition of derivative warrant liability to equity	—	—	329,849	—	329,849

Common stock issued for extension of note payable	20,000	2	103,998	—	104,000

Conversion of line-of-credit to common stock	10,000	1	49,999	—	50,000

Conversion of note payables and accrued interest to common stock	100,726	10	503,620	—	503,630

Common stock issued for principal payments on senior convertible note payable	424,530	43	159,957	—	160,000

Common stock issued for interest payments on senior convertible note payable	14,260	1	5,535	—	5,536

Net loss	—	—	—	(10,996,243)	(10,996,243)

Balance, December 31, 2015	3,125,570	313	108,840,102	(121,301,966)	(12,461,551)

Stock based compensation	—	—	7,598	—	7,598

Common stock purchase warrants issued for debt issuance costs	—	—	1,212	—	1,212

Common stock issued for principal payments on senior convertible note payable	4,281,477	428	222,236	—	222,664

Common stock issued for interest payments on senior convertible note payable	305,522	30	9,125	—	9,155

Net loss	—	—	—	(646,488)	(646,488)

Balance, December 31, 2016	7,712,569	$771	$109,080,273	$(121,948,454)	$(12,867,410)

See accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Cash Flows

	Years ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(646,488)	$(10,996,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,598	192,148
Change in fair value of derivative liability	(27,804)	(9,431,914)
Change in fair value of senior convertible note	60,439	(49,071)
Amortization of debt discount	53,510	778,279
Impairment charge for oil and gas properties	—	9,720,666
Issuance of warrant derivative in connection with senior convertible note	—	8,034,007
Warrant derivative issued for senior convertible note payable issuance costs	—	1,302,629
Change in operations assets and liabilities:
Increase in accounts payable and accrued liabilities	394,653	269,069
Net cash used in operating activities	(158,092)	(180,430)

Cash flows from investing activities:
Investment in oil and gas properties	—	(92,568)
Net cash used in investing activities	—	(92,568)

Cash flows from financing activities:
Proceeds from convertible notes payable	200,000	85,000
Repayment of convertible notes payable	—	(150,000)
Proceeds from issuance of senior convertible notes payable	35,000	475,000
Net borrowings (repayments) on line-of-credit	(68,303)	84,496
Senior convertible note payable issuance costs	—	(231,428)
Net cash provided by financing activities	166,697	263,068

Net (decrease) increase in cash and cash equivalents	8,605	(9,930)

Cash and cash equivalents:
Beginning	3,734	13,664
Ending	$12,339	$3,734
Supplemental cash flow information:
Cash paid for interest	$18,660	$36,709
Cash paid for taxes	$—	$—
Supplemental noncash disclosures:
Conversion of note payables and accrued interest to common stock	$—	$503,630
Conversion of line-of-credit to common stock	$—	$50,000
Issuance of common stock for extension of note payable	$—	$104,000
Warrant derivatives issued in connection with notes payable and extensions	$851	$165,723
Issuance of common stock purchase warrants for debt issuance costs	$1,212	$252,711
Transition of derivative liability to equity	$—	$329,849
Issuance of common stock for principal and interest payments on senior convertible note payable	$231,819	$165,723

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Financial Statements

December 31, 2016

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

The Company has been pursuing exploration and development of the Nicaraguan Concessions, which represents its principal asset and only exploration and development project. On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has conducted activities to develop geological information from the processing and evaluation of 2-D seismic data that was acquired for the Nicaraguan Concessions. The Company has identified multiple sites for exploratory drilling and will plan the initial exploratory well on the Perlas Block in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells, financing and satisfaction of other conditions. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company had to drill its initial exploratory well during 2016 which did not occur. As a result of this and other defaults, the Company is in default of the Perlas development plan and may lose its rights under the Nicaraguan Concessions. The work plan on the Tyra block now requires the Company to shoot additional seismic prior to the commencement of exploratory drilling. The Company is seeking a waiver of the additional seismic mapping on the Tyra Block and extension of time to complete its initial well from the Nicaraguan government. The Company has not been able to pay the 2016 area fees and training fees for both the Perlas and Tyra blocks as required under the Nicaraguan Concessions and is in technical default. The Company is attempting to negotiate extensions, waivers and/or new Perlas and Tyra Concession agreements with the Nicaraguan government at December 31, 2016 to cure such defaults. There can be no assurance whether it will be able to obtain such extensions, waivers and/or new agreements that will cure its various defaults under the Nicaraguan Concessions. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. There can be no assurance whether the Company will be able to cure its various defaults under the Nicaraguan Concessions and obtain adequate financing to fund the exploration and development of its Nicaraguan Concessions.

On May 7, 2015 the Company completed the private placement (the “May 2015 Private Placement”) of a $12.0 million principal amount Secured Convertible Note (the “Note”) and a common stock purchase warrant to purchase 1,800,000 shares of the Company’s common stock (the “Warrant”) with an institutional investor (the “Investor”). At the closing, the Investor acquired the Note by paying $450,000 in cash and issuing a promissory note, secured by cash, with a principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company will receive the remaining cash proceeds upon each voluntary or mandatory prepayment of the Investor Note. The Investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part. As of December 31, 2016 an additional $60,000 was funded under the Investor Note for a total of $510,000 advanced to the Company.

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

Going Concern

As reflected in the accompanying statements of operations, the Company has had a history of losses. In addition, the Company has a significant working capital deficit, has notes payable that are in default and is currently experiencing substantial liquidity issues. In addition, the Company’s most significant asset and its primary business plan is the exploration and development of the Nicaraguan Concessions which are now in default and in risk of being terminated.

The Company has relied on raising debt and equity capital in recent years in order to fund its ongoing maintenance/expenditure obligations under the Nicaraguan Concession, for its day-to-day operations and its corporate overhead because it has generated no operating revenues or cash flows in recent history. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in technical default and two other notes payable with principal balances of $85,000 as of December 31, 2016 are now in default. The Company is seeking extensions of the maturity date for these notes payable; however, there can be no assurance that it will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions. The Company and its lenders are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes.

The Company is in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2016, including (1) the drilling of at least one exploratory well on the Perlas Block during 2016; (2) the shooting of additional seismic on the Tyra Block during 2016; (3) the Company has not provided the Ministry of Energy with the required letters of credit in the amounts, which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016 area fees required for both the Perlas and Tyra which total $55,566; and (5) payment of the 2016 training fees required for both the Perlas and Tyra totaling $100,000. The Company is seeking to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. The Company is currently pursuing meetings with Nicaraguan Government officials in order to address the pending defaults.

If the Company does not receive the funding anticipated under its May 2015 Private Placement, it must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016 and 2017; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due including the $1.0 million December 2013 Note, and the two notes payable totaling $85,000, which are in technical default. These are substantial operational and financial issues that must be successfully addressed during 2017 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt. The Company is seeking new outside sources of debt and equity capital in addition to the May 2015 Private Placement in order to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

Due to the uncertainties related to these matters, there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financials are issued. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Concentrations

The Company’s business plan consists of developing the Nicaraguan Concessions and it expects to be active in Nicaragua for the foreseeable future, given sufficient capital and curing the defaults under the Nicaraguan Concessions. The political climate in Nicaragua could become unstable and subject to radical change over a short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Nicaraguan Concessions or of the inability of the Company to obtain sufficient financing, the Company might be forced to abandon or suspend its efforts and its rights under its Nicaraguan Concessions.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of December 31, 2016 and 2015, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

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

Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is deducted from the costs to be amortized, and reported as a period expense when the impairment is recognized. All unproved property costs as of December 31, 2016 and 2015 relate to the Nicaraguan Concessions. In assessing the unproved property costs for impairment, the Company takes into consideration various information including: (i) the terms of the Concessions, (ii) the status of the Company’s compliance with the Nicaraguan Concessions’ requirements, (iii) the ongoing evaluation of the seismic data, (iv) the commodity prices for oil and gas products, (v) the overall environment related to oil and gas exploration and development projects for unproven targets in unproven regions of the world, (vi) the availability of financing for financial and strategic partners, and (vii) other factors that would impact the viability of a significant long-term oil and gas exploration and development project.

The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects. The Company has performed its impairment tests as of December 31, 2016 and 2015 and has concluded that a full impairment reserve should be provided on the costs capitalized for the Nicaraguan Concessions oil and gas properties. All costs related to the Nicaraguan Concessions from December 31, 2015 through December 31, 2016 have been charged to operating expenses as incurred.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges, but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of December 31, 2016 and 2015, the Company did not have any proved oil and gas properties, and all unproved property costs relate to the its Nicaraguan Concessions.

Proceeds from the sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss would be recognized in the determination of the Company’s net earnings/loss.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410. ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement liability is required to be accreted each period. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties. Capitalized costs are depleted as a component of the full cost pool using the units of production method. Although the Company had divested all of its domestic oil properties that contain operating and abandoned wells as of December 31, 2012, the Company may have obligations related to the divestiture of certain abandoned non-producing domestic leasehold properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. Management believes the Company has been relieved from asset retirement obligation related to Infinity-Texas because of the sale of its Texas oil and gas properties in 2011 and its sale of 100% of the stock in Infinity-Texas in 2012. The Company has recognized an additional liability of $734,897 related to its former Texas oil and gas producing properties (included in asset retirement obligations) to recognize the potential personal liability of the Company and its officers for the Infinity-Texas oil and gas properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. In addition, management believes the Company has been relieved from asset retirement obligations related to Infinity-Wyoming because of the sale of its Wyoming and Colorado oil and gas properties in 2008; however, the Company has recognized since 2012 an additional liability of $981,106 related to its former Wyoming and Colorado oil and gas producing properties (included in asset retirement obligations) to recognize the potential liability of the Company and its officers should the new owner not perform its obligations to reclaim abandoned wells in a timely manner.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2016 and 2015 and during the years then ended, the Company had no oil and natural gas derivative arrangements outstanding.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both of the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of December 31, 2016 and 2015 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

December 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$141,328	$141,328
Derivative liabilities	—	—	183,430	183,430
	$—	$—	$324,758	$324,758

December 31, 2015	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$265,929	$265,929
Derivative liabilities	—	—	210,383	210,383
	$—	$—	$476,312	$476,312

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the years ended December 31, 2016 and 2015.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $0 at December 31, 2016 and 2015.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of December 31, 2016 and 2015.

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

Recent Accounting Pronouncements

New Accounting Standards Adopted

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate whether there are conditions or events, considered in the aggregate, that should raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. This ASU was effective for the Company for the year ended December 31, 2016 and the Company’s has included this guidance in its going concern considerations and disclosures in its financial statements as of and for the year ended December 31, 2016.

In April 2015, the FASB issued ASU 2015-03, Interest— Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this ASU on January 1, 2016. The adoption of this standard did not have any impact on the financial statements.

New Accounting Standards Issued but not yet Adopted

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, and this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the standard and the impact on its financial statements and footnote disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. This ASU will be effective for the Company for fiscal years beginning after December 15, 2016. Early adoption of ASU 2015-11 is permitted. The Company is currently evaluating the effects adoption of this guidance will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company is currently evaluating the effects adoption of this guidance will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). The objective of ASU 2016-09 is to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, there are changes to minimum statutory withholding requirements, accounting for forfeitures, and accounting for income taxes. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the effects adoption of this guidance will have on its financial statements.

Reclassifications

Certain amounts in the prior period were reclassified to conform to the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 – Secured Convertible Note Payable

Secured Convertible Note (the “Note) payable consists of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Secured convertible note payable, at fair value	$141,328	$265,929
Less: Current maturities	(91,736)	(130,345)

Secured convertible note payable, long-term	$49,592	$135,584

Following is an analysis of the activity in the secured convertible note during the year ended December 31, 2016:

Amount
Balance at December 31, 2015	$265,929
Funding under the Investor Note during the period	35,000
Principal repaid during the period by issuance of common stock	(222,664)
Change in fair value of secured convertible note during the period	63,063

Balance at December 31, 2016	$141,328

The funded and unfunded portion of the Investor Note consists of the following at December 31, 2016:

December 30, 2016
Investor notes - Available funding (subject to limitations)	$10,000,000
Unfunded amount of investor notes	(9,490,000)

Investor notes - funded (prior to any repayments)	$510,000

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

The Note and Warrant were issued pursuant to a Securities Purchase Agreement, dated May 7, 2015, by and between the Company and the Investor. The May 2015 Private Placement was made pursuant to an exemption from registration under such Act. At the closing, the Investor acquired the secured convertible note by paying $450,000 in cash and issuing a secured promissory note, secured by cash, with an aggregate initial principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to the Company under the Investor Note are paid without any offset or default, the May 2015 Private Placement will result in gross proceeds of $10.0 million before placement agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. The Company used the proceeds from this offering to retire certain outstanding obligations, including the 2015 area and training fees relating to its Nicaraguan Concessions, and to provide working capital. As of December 31, 2016, an additional $60,000 was funded under the Investor Note for a total of $510,000 advanced to the Company prior to any repayments.

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

Description of the Financial Accounting and Reporting

The Company elected to account for the Note on its fair value basis, therefore, the fair value of the Note, including its embedded conversion feature, were estimated together utilizing a binomial lattice model on its origination date and the Black-Sholes model at December 31, 2016. Such assumptions included the following:

	Upon Issuance	As of December 31, 2016

Volatility – range	102.6%	265.8%
Risk-free rate	1.00%	1.47%
Contractual term	3.0 years	1.3 years
Conversion price	$5.00	$5.00
Par value of note	$540,000	$155,952

The Company received $450,000 of proceeds at the date of issuance and after repayments and additional funding the net principal balance was $129,960 as of December 31, 2016. The fair market value of the Note was estimated to be $682,400 as of the issuance date, $265,929 at December 31, 2015 and $141,328 as of December 31, 2016. The net change in fair market value of the Note of $63,063 and $49,071 is included in change in fair value of senior secured convertible note payable in the accompanying statement of operations for the years ended December 31, 2016 and 2015, respectively.

The Warrant issued to purchase 1,800,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Accordingly, the Company has estimated the fair value of the warrant derivative as of the issuance date of the Note was issued at $8,034,007, which has been charged to non-operating expense during the year ended December 31, 2015. The estimated fair value of the warrant derivative as of December 31, 2016 was $155,461, representing a change of $27,056 from December 31, 2015, which is included in changes in derivative fair value in the accompanying statement of operations for the year ended December 31, 2016. See Note 6.

The warrant issued to purchase 240,000 shares issued as part of the placement fee in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Changes in the fair value of the warrant derivative liability totaled $3,608 (reduction in the derivative liability) through December 31, 2016, which is included in changes in derivative fair value in the accompanying statement of operations for the year ended December 31, 2016. The warrant derivative liability balance related to such warrants was $20,728 and $24,336 as of December 31, 2016 and 2015, respectively. See Note 6.

The Company is required to make monthly installment payments in the form of cash, common stock or a combination of both. The Holder has suspended such installments during the third and fourth quarters of 2016. The Company elected to make such monthly payments in the form of common stock and has delivered a total of 4,281,477 shares of common stock representing required principal repayments ($222,664 principal balances) and 305,522 representing interest payments ($9,155 interest payments) during the year ended December 31, 2016.

Note 3 – Debt

Debt consists of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Line-of-credit with related party, net of unamortized discount of $-0- and $420, of December 31, 2016 and 2015, respectively	$—	$67,883
Convertible notes payable, short term:
Note payable, net of unamortized discount of $-0- and $50,527, of December 31, 2016 and 2015, respectively (in default)	$1,000,000	$949,473
Note payable, net of unamortized discount of $-0- as of December 31, 2016 and 2015, respectively	200,000	—
Note payable, net of unamortized discount of $-0- and $262, as of December 31, 2016 and 2015, respectively (in default)	50,000	49,738
Note payable, net of unamortized discount of $-0- and $238, as of December 31, 2016 and 2015, respectively (in default)	35,000	34,762
Total notes payable, short-term	$1,285,000	$1,033,973

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 that provided it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $75,000 at August 28, 2015 and an initial maturity of November 28, 2013. The line of credit was convertible to common stock at a rate of $5.00 per share. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility was unsecured, bore interest at 8% per annum, and was paid off at its maturity in November 2016.

In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants. The most recent renewal was on August 28, 2016 whereby the Company extended the line-of-credit expiration date to November 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on August 28, 2021. The Company estimated the fair value of the warrants at $308 as of the August 28, 2016 grant date, which amount was recorded as debt issuance costs and was amortized to interest expense over the extended term of the line-of-credit.

During the years ended December 31, 2016 and 2015, $1,632 and $275,337, respectively, of debt issuance costs amortized (including amounts immediately expensed) to interest expense and the remaining unamortized balance was $-0- and $420 as of December 31, 2016 and 2015, respectively, which is reflected as a discount on the outstanding loan balance.

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

In connection with the extension of the maturity date of the December 2013 Note to April 7, 2016, the Company also (i) issued the lender 20,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $5.00 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company fails to pay the December 2013 Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remain the same. The December 2013 Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note. The December 2013 Note is in technical default and the Company is seeking an extension of the maturity date of this Note (See Note 12) from the holder; however, there can be no assurances such efforts will be successful. The Company and its lender are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes.

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

The discount recorded as of the December 27, 2013 origination date of the note and as a result of the amendments to the Note terms and extensions of the maturity date has been amortized ratably over the term and extended terms of the note. Discount amortization expense aggregated $50,526 and $163,201 for the years ended December 31, 2016 and 2015, respectively, and the remaining unamortized discount was $-0- as of December 31, 2016. The related warrant derivative liability balance was $4,429 at fair value as of December 31, 2016. See Note 6.

Other than the Note described above, during the nine months ended December 31, 2016 the Company had short-term notes outstanding with entities or individuals as follows:

●	On November 8, 2016 the Company borrowed a total of $200,000 from an individual under a convertible note payable with the conversion rate of $5.00 per share. The note requires no principal or interest payments until its maturity date of November 7, 2017 and bears interest at 8% per annum.

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 7, 2016 and ultimately to October 7, 2016. The Company is currently pursuing an additional extension from the Holder. The Company and its lender are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase 5,000 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 5,000 newly issued warrants issued on January 7, 2016 totaled $379, and $131 on May 7, 2016 both of which are being amortized over the extension period (through October 7, 2016). Discount amortization totaled $772 for the year ended December 31, 2016 and the remaining unamortized discount was $-0- as of December 31, 2016. The related warrant derivative liability balance was $1,654 at fair value as of December 31, 2016. See Note 6.

●	On July 15, 2015 the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, the note was extended for an additional 90 days or until January 15, 2016 and later to October 15, 2016. The Company is currently pursuing an additional extension from the Holder. The Company and its lenders are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 3,500 newly issued warrants on January 15, 2016 totaled $267 and $74 on May 15, 2016, both of which are being amortized over the extension period (through October 15, 2016). Discount amortization totaled $579 for the year ended December 31, 2016 and the remaining unamortized discount was $-0- as of December 31, 2016. The related warrant derivative liability balance was $1,158 at fair value as of December 31, 2016. See Note 6.

Note 4 – Common Stock

The Company has delivered a total of 4,281,477 shares of common stock representing required principal repayments ($222,664 principal balances) and 305,522 representing interest payments ($9,155 interest payments) during the year ended December 31, 2016. (See Note 2)

On February 28, 2015, the Company issued a total of 100,726 shares of common stock to holders in exchange for notes payable with a principal balances aggregating $475,000 and accrued interest totaling $28,630. The note holders had exercised their conversion rights at an exchange rate of $5.00 per share.

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

As of December 31, 2016, 500,000 shares were available for future grants under the 2015 Plan as all other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the year ended December 31, 2016.

The following table summarizes stock option activity for the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	411,450	$38.04	4.8 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(18,000)	(50.86)
Outstanding at December 31, 2016	393,450	$37.46	4.6 years	$—
Outstanding and exercisable at December 31, 2016	393,450	$37.46	4.6 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $7,598 and $192,148 during the years ended December 31, 2016 and 2015, respectively.

The unrecognized compensation cost as of December 31, 2016 related to the unvested stock options as of that date was $-0-.

Note 6 – Derivative Instruments

Derivatives – Warrants Issued Relative to Notes Payable

The estimated fair value of the Company’s derivative liabilities, all of which are related to the detachable warrants issued in connection with various notes payable and the secured convertible note, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the note payable and warrant agreement terms (Note 2 and 3) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). The detachable warrants issued in connection with the secured convertible note (See Note 2), the December 2013 Note (See Note 3) and the two other short-term notes payable (See Note 3) contain ratchet and anti-dilution provisions that remain in effect during the term of the warrant while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished. When the note payable containing such ratchet and anti-dilution provisions is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date. The derivative liability associated with the warrants issued in connection with the secured convertible note payable will remain in effect until such time as the underlying warrant is exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.

The Company has issued warrants to purchase an aggregate of 2,174,000 common shares in connection with various outstanding debt instruments which require derivative accounting treatment as of December 31, 2016. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of December 31 2016 is as follows:

As of December 31, 2016

Volatility – range	191.3% - 265.8%
Risk-free rate	1.47% - 2.25%
Contractual term	1.17 - 5.33 years
Exercise price	$5.00 - $5.60
Number of warrants in aggregate	2,174,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2015	$210,383
Warrants issued to originate or extend notes payable (recorded as discount on note payable) -Note 3	851
Unrealized derivative gains included in other expense for the period	(27,804)
Transition of derivative liability to equity	—

Balance at December 31, 2016	$183,430

The warrant derivative liability consists of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Warrant issued to holder of Secured convertible note (Note 2)	$155,461	$182,517
Warrant issued to placement agent (Note 2)	20,728	24,336
Warrant issued to holder of December 2013 Note (Note 3)	4,429	2,540
Warrants issued to holders of notes payable - short term (Note 3)	2,812	990
Total warrant derivative liability	$183,430	$210,383

Note 7 – Warrants

The following table summarizes warrant activity for the year ended December 31, 2016:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2015	2,475,771	$5.34
Issued for extension of notes payable (Note 3)	17,000	5.60
Issued for extension of line-of-credit (Note 3)	30,000	5.00
Exercised/forfeited	(5,000)	(15.00)

Outstanding and exercisable at December 31, 2016	2,517,771	$5.34

The weighted average term of all outstanding common stock purchase warrants was 4.9 years as of December 31, 2016. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of December 31, 2016.

Note 8 – Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of December 31, 2016 and 2015, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred during the year ended December 31, 2016 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2016
Property acquisition costs:
Proved	$—
Unproved
Total property acquisition costs	—
Development costs	—
Exploration costs	165,511
Total costs	$165,511

Exploration costs during the year ended December 31, 2016 primarily related to area concession and training fees to be paid to the Nicaraguan Government for 2016. All costs related to the Nicaraguan Concessions have been expensed as incurred during the year ended December 31, 2016 as the Concessions are in default status and the Nicaraguan Concession assets are considered to be impaired and fully reserved as of December 31, 2016 and 2015.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

	December 31,
	2016	2015

Proved oil and gas properties	$—	$—
Unproved oil and gas properties	10,685,404	10,685,404
Total	10,685,404	10,685,404
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 3)	(964,738)	(964,738)
Less accumulated impairment charge on oil and gas properties	(9,720,666)	(9,720,666
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$—

Management has performed its impairment tests on its oil and gas properties as of December 31, 2016 and 2015, has concluded that a full impairment reserve should be provided on the costs capitalized for its unproved oil and gas properties consisting solely of the Nicaraguan Concessions. Therefore, an impairment charge of $9,720,666 has been including in operating expenses for the year ended December 31, 2015 which reduces the carrying amount of oil and gas properties to zero as of December 31, 2016 and 2015. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. This may provide substantial impediments for the Company and its ability to obtain adequate financing to fund the exploration and development of its Nicaraguan projects and the overall economic viability of the Concessions should hydrocarbons be discovered in commercial quantities.

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2016, (all accumulated costs have been reserved through an impairment charge as of December 31, 2016) costs by year that the costs were incurred, are as follows:

Year Ended December 31,
2016	$165,511
2015	92,568
2014	115,622
2013	6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$10,850,915

The above unevaluated costs relate to the Company’s approximate 1,400,000 acre Nicaraguan Concessions.

The Company anticipates that these unproved costs in the table above will be reclassified to proved costs within the next five years.

Note 9 – Income Taxes

The provision for income taxes consists of the following:

For the Years Ended
December 31,
	2016	2015
(in thousands)
Current income tax expense (benefit)	$—	$—
Deferred income tax benefit	—	—
Total income tax expense (benefit)	$—	$—

The effective income tax rate on continuing operations varies from the statutory federal income tax rate as follows:

	For the Years Ended
	December 31,
	2016	2015
Federal income tax rate	(34.0)%	(34.0)%
State income tax rate	(4.4)	(4.4)
State tax assessment reversed	—	—
Change in valuation allowance	38.4	38.0
Other, net	—	0.4

Effective tax rate	—%	—%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	For the Years Ended
	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Accruals and other	$1,215	$1,015
Asset retirement obligations	660	659
Note payable discounts and derivatives	60	399
Stock-based compensation	1,800	1,870
Alternative minimum tax credit carry-forward	150	143
Net operating loss carry-forward	25,450	25,886
Gross deferred tax assets	29,335	29,972
Less valuation allowance	(29,335)	(29,972)
Deferred tax asset	$—	$—

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,270,000, which expire from 2025 through 2030. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

The Company has not completed the filing of tax returns for the tax years 2012 through 2016. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

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

Nicaraguan Concessions

The Company is in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2016. Specifically, the Company is in default of the following requirements: 1) the drilling of at least one exploratory well on the Perlas Block during 2016, 2) the shooting of additional seismic on the Tyra Block during 2016, 3) the Company has not provided the Ministry of Energy with the required letters of credit in the amounts, which total $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases, 3) payment of the 2016 area fees required for both the Perlas and Tyra which total $55,566 and 4) payment of the 2016 training fees required for both the Perlas and Tyra which total $100,000. The Company is seeking to extend, renew and/or renegotiate the Nicaraguan Concessions with the Nicaraguan government at December 31, 2016 in order to cure the defaults. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and the ultimate terms of if the Company is successful. The Company is currently pursuing meetings with Nicaraguan Government officials in order to address the pending defaults.

If the Company does not receive the funding anticipated under its May 2015 Private Placement, it must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016 and 2017; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due including the $1.0 million December 2013 Note, and the two notes payable totaling $85,000, which currently are in technical default. These are substantial operational and financial issues that must be successfully addressed during 2017 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt. The Company is seeking new outside sources of debt and equity capital in addition to the May 2015 Private Placement in order to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

The following charts set forth the minimum work programs required under for the Perlas and Tyra blocks comprising the Concessions in order for the Company to retain them unless it is successful in obtaining extensions, renewals or the renegotiation of the entire Concessions Agreements for the Perlas and Tyra blocks.

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of prior to December 31, 2016; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of December 31, 2016 and 2015 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement, dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued amounts in accounts payable as of December 31, 2016 and 2015, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 11 – Related Party Transactions

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting firm for such support services and was not billed for any such services during the years ended December 31, 2016 and 2015. The amount due to the CFO’s firm for services previously provided was $762,407 at December 31, 2016 and 2015, and is included in accrued liabilities at both dates.

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

As of December 31, 2016 and 2015, the Company had accrued compensation to its officers and directors of $1,601,208 and $1,423,208, respectively.

The Company entered into a line-of-credit facility on September 23, 2013 that provided it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $75,000 at August 28, 2015 and an initial maturity of November 28, 2013. The line of credit was convertible to common stock at a rate of $5.00 per share. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility was unsecured, bore interest at 8% per annum, and was renewed at its maturity several times until it was paid in full on its extended maturity date on November 28, 2016. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants. On February 28, 2016 the Company extended the line-of-credit expiration date to May 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on February 28, 2021. On May 28, 2016 the Company extended the line-of-credit expiration date to August 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on May 28, 2021. On August 28, 2016 the Company extended the line-of-credit expiration date to November 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on August 28, 2021.

Note 12 – Subsequent Events

The Company has not resolved the various contingencies related to the default status of its Nicaraguan Concessions (See Note 10). The Company continues to attempt to negotiate extensions, waivers or a new Concession agreement with the Nicaraguan Government; however, there can be no assurance that the Company will be successful in that regard. The Company is currently pursuing meetings with Nicaraguan Government officials in order to address the pending defaults.

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender which facility has an outstanding principal balance of $1,000,000. The facility is represented by a promissory note (the “Note”) that matured in April 2016, and is currently in technical default. The Company is seeking an extension of the maturity date; however, there can be no assurance that it will be able to obtain an extension or what the final terms will be if the lender agrees to such extension. The Company and its lender is assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes.

During July 2015 the Company borrowed a total of $85,000 under an unsecured credit facility with two private, third-party lenders which facility has an outstanding principal balance of $85,000 as of December 31, 2016. The facility is represented by promissory notes that matured in October 2016, and is currently in technical default. The Company is seeking an extension of the maturity dates; however, there can be no assurance that it will be able to obtain extensions or what the final terms will be if the lenders agree to such extensions. The Company and its lenders are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes.

Note 13 – Restatement to previously issued interim financial statements

Subsequent to the issuance of the September 30, 2016, June 30, 2016 and March 31, 2016 interim financial statements, management determined that the Company should obtain court approval before derecognizing liabilities due to the expiration of their respective statute of limitations. The Company had previously derecognized liabilities during the quarter ended March 31, 2016 which resulted in other income totaling $1,134,082. This amount was reversed in the fourth quarter of 2016 which only affected the interim financial statements previously issued during 2016. As a result, the financial statements previously issued for the quarters ended September 30, 2016, June 30, 2016 and March 31, 2016, were restated.

The following tables reflect the corrections to the affected line items in the previously issued financial statements for the interim periods during 2016:

Effect on Balance Sheet items:

	As of September 30, 2016
	As previously	Effect of
	reported	Restatement	As Restated

Liabilities and stockholders’ deficit:

Accounts payable	$5,483,120	$519,164	$6,002,284
Accrued liabilities	$2,506,346	$614,918	$3,121,264
Accumulated deficit	$(120,549,414)	$(1,134,082)	$(121,683,496)

	As of June 30, 2016
	As previously	Effect of
	reported	Restatement	As Restated

Liabilities and stockholders’ deficit:

Accounts payable	$5,478,209	$519,164	$5,997,373
Accrued liabilities	$2,408,320	$614,918	$3,023,238
Accumulated deficit	$(120,461,512)	$(1,134,082)	$(121,595,594)

	As of March 31, 2016
	As previously	Effect of
	reported	Restatement	As restated

Liabilities and stockholders’ deficit:

Accounts payable	$5,436,036	$519,164	$5,955,200
Accrued liabilities	$2,310,293	$614,918	$2,925,211
Accumulated deficit	$(120,270,917)	$(1,134,082)	$(121,404,999)

Effect on Statement of Operations:

	Nine months ended September 30, 2016
	As previously	Effect of
	reported	Restatement	As Restated

Operating Expenses:
Gain on derecognition of liabilities	$1,134,082	$(1,134,082)	$—
Net income (loss)	$752,552	$(1,134,082)	$(381,530)
Net income (loss) per share	$0.12	$(0.18)	$(0.06)

	Six months ended June 30, 2016
	As previously	Effect of
	reported	Restatement	As Restated

Operating Expenses:
Gain on derecognition of liabilities	$1,134,082	$(1,134,082)	$—
Net income (loss)	$840,454	$(1,134,082)	$(293,628)
Net income (loss) per share	$0.16	$(0.22)	$(0.06)

	Three months ended March 31, 2016
	As previously	Effect of
	reported	Restatement	As Restated

Operating Expenses:
Gain on derecognition of liabilities	$1,134,082	$(1,134,082)	$—
Net income (loss)	$1,031,049	$(1,134,082)	$(103,033)
Net income (loss) per share	$0.26	$(0.29)	$(0.03)

Effect on Statements of Cash Flows:

	Nine months ended September 30, 2016
	As previously	Effect of
	reported	Restatement	As Restated

Cash Flows from Operating Activities
Net income (loss)	$752,552	$(1,134,082)	$(381,530)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain from derecognition of liabilities	$(1,134,082)	$1,134,082	$—

	Six months ended June 30, 2016
	As previously	Effect of
	reported	Restatement	As Restated

Cash Flows from Operating Activities
Net income (loss)	$840,454	$(1,134,082)	$(293,628)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain from derecognition of liabilities	$(1,134,082)	$1,134,082	$—

	Three months ended March 31, 2016
	As previously	Effect of
	reported	Restatement	As Restated

Cash Flows from Operating Activities
Net income (loss)	$1,031,049	$(1,134,082)	$(103,033)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain from derecognition of liabilities	$(1,134,082)	$1,134,082	$—

**********************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2016, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2016, our internal control over financial reporting was not effective due to material weaknesses identified as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Stanton E. Ross	55	Chairman, President and Chief Executive Officer
Daniel F. Hutchins	61	Director, Chief Financial Officer, Secretary
Leroy C. Richie	75	Director

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

Board of Directors and Committee Meetings

Our Board of Directors held four meetings during the fiscal year ended December 31, 2016. In addition, our Board of Directors acted by unanimous written consent four times during fiscal year ended December 31, 2016. Our directors attended all of the meetings of the Board of Directors. Our directors are expected, absent exceptional circumstances, to attend all Board meetings.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2016, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with RBSM, LLP, our independent registered public accounting firm for fiscal year 2016 and 2015, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant to Statement on AU 380 (Communication with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board also has received the written disclosures and the letter from RBSM, LLP required by PCAOB Rule 3526 and has discussed with such firm any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2016 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2015.

Item 11. Executive Compensation.

The following table shows compensation paid, accrued or awarded with respect to our named executive officers during the years indicated, a significant portion of all compensation after 2008 is accrued but not paid:

2016 Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanton Ross (1)	2016	$100,000	$—	$—	$—	$—	$—	$—	$100,000
CEO	2015	$100,000	$—	$—	$—	$—	$—	$—	$100,000
Daniel F Hutchins (2)	2016	$100,000	$—	$—	$—	$—	$—	$—	$100,000
CFO	2015	$100,000	$—	$—	$—	$—	$—	$—	$100,000

(1) Due to the financial condition of the Company, Mr. Ross has deferred the receipt of a portion of his salary since January 2009. Mr. Ross received $58,000 and $-0- of his salary in cash during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, a total of $473,708 of his salary has been accrued but was unpaid.

(2) Mr. Hutchins began serving the Company as Chief Financial Officer in August 2007. Since January 2009 he has deferred his compensation and a total of $800,000 of direct compensation was accrued but unpaid as of December 31, 2016. Previously, Mr. Hutchins received other indirect compensation consisting of services billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses for general corporate and bookkeeping purposes. For the years ended December 31, 2016 and 2015 the Company was billed $-0- for such services. Total amounts accrued for his indirect compensation was $762,407 as of December 31, 2016 and 2015.

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

Annual Bonuses

The awarding of annual bonuses to executives is at the Committee’s discretion. The objective of the annual bonus element of compensation is to align the interest of executive officers with the achievement of superior Company performance for the year and also to encourage and reward extraordinary individual performance. In light of the Company’s operating results for 2016 and 2015, the Committee determined that it was appropriate not to grant annual bonuses to the executive officers for 2016 and 2015.

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

In determining the stock option grants for Messrs. Ross and Hutchins, the Board considered the number of options previously granted that remained outstanding, the number and value of shares underlying the options being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock incentive plans. Messrs. Ross and Hutchins were not granted stock options during the year ended December 31, 2016 and 2015. Information regarding all outstanding equity awards as of December 31, 2016 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(As of December 31, 2016)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ross	7,000	—	—	$30.60	5/17/2017	—	—	—	—
	20,000	—	—	$52.50	2/10/2021	—	—	—	—
	20,000	—	—	$75.00	8/2/2021	—	—	—	—
	50,000	—	—	$30.00	11/6/2021	—	—	—	—
	60,000	—	—	$30.00	1/17/2024	—	—	—	—

Hutchins	2,500	—	—	$21.50	8/21/2017	—	—	—	—
	15,575	—	—	$2.60	4/1/2018	—	—	—	—
	17,500	—	—	$52.50	2/10/2021	—	—	—	—
	17,500	—	—	$75.00	8/2/2021	—	—	—	—
	25,000	—	—	$30.00	11/6/2021	—	—	—	—
	15,000	—	—	$30.00	1/17/2024	—	—	—	—

DIRECTOR COMPENSATION

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal years ended December 31, 2016 and 2015.

Name (2)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leroy C. Richie (1)	2016	$36,000	$—	$—	$—	$—	$—	$36,000
	2015	$36,000	$—	$—	$—	$—	$—	$36,000

(1) Mr. Richie received no cash compensation in 2016 and 2015, and has accrued an aggregate of $327,500 for his services on the Board since January 1, 2008.

(2) Mr. Ross’ and Mr. Hutchins’ compensation and option awards are noted in the Executive Compensation table because neither of them received compensation or stock options for their services as a director.

Compensation Committee Interlocks and Insider Participation

Leroy C. Richie was the sole member of the Compensation Committee in 2016 and 2015. Mr. Richie is not currently and has not ever been an officer or employee of Infinity or its subsidiaries.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have no employment agreements or similar contracts with Stanton E. Ross or Daniel F. Hutchins.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2017, the number and percentage of outstanding shares of common stock beneficially owned by each person known by us to beneficially own more than five percent of such stock. We have no other class of capital stock outstanding.

Security Ownership of Certain Beneficial Owners

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

5% Stockholders (excluding executive officers and directors):
Amegy Bank NA (1)	559,125	6.41%
Hudson Bay Master Fund, Ltd. (2)	837,764	9.60%

(1)	Based solely on an Amendment No. 2 to Schedule 13D filed by Amegy Bank NA on May 15, 2015.

(2)	Based solely on a Schedule 13D filed by Hudson Bay Master Fund, Ltd on January 30, 2017. The Schedule 13D, as filed, reported a total 164,669 shares of Common Stock beneficially owned and 673,055 shares of Common Stock issuable upon conversion of convertible notes and/or upon exercise of warrants held. Hudson Bay Master Fund, Ltd. invested in the May 2015 Private Placement. We issued it a $12.0 million principal amount senior secured convertible note and a warrant exercisable to purchase 1,800,000 shares of our common stock. The convertible note is convertible into common stock at a price of $5.00 per share and the warrant is exercisable at the same price commencing six months after its date of issuance. The maximum number of shares issuable upon the conversion of the convertible note and exercise of the warrant is limited to 9.99% of beneficial ownership of our common stock. The table reflects the total shares that would be issuable under the conversion terms of the note and the exercise of the warrant subject to and limited by the 9.99% ownership blocker.

The following table sets forth, as of April 14, 2017, the number and percentage of outstanding shares of common stock beneficially owned by each director of the Company, each named officer of the Company, and all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Security Ownership of Management

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Executive Officers & Directors: (1)
Stanton E. Ross (2)	184,500	2.12%
Leroy C. Richie (3)	87,575	1.00%
Daniel F. Hutchins (4)	111,075	1.27%

All officers and directors as a group (3 individuals)	383,150	4.39%

(1) The address of these persons is c/o 11900 College Blvd., Suite 310, Overland Park, KS 66210.

(2) Mr. Ross’s shares include vested options exercisable to purchase 157,000 shares of common stock. Mr. Ross has pledged 27,500 shares of common stock and all of his outstanding options to purchase common stock to third parties as collateral for personal loans.

(3) Mr. Richie’s total shares include vested options exercisable to purchase 87,575 shares of common stock.

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

The Company currently does not have any employees other than the CEO and CFO. Certain general and administrative services (for which payment is deferred) has previously been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting firm for support services. For the years ended December 31, 2016 and 2015, the Company was billed $0 for such services. The amount due to the CFO’s firm for services provided was $767,407 at December 31, 2016 and 2015 and is included in accrued liabilities at both dates.

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

The Company entered into a subordinated loan with Offshore in the aggregate amount of $1,275,000 for funds used to maintain the Nicaraguan Concessions. This note was satisfied by the Company’s issuance of shares of Series B redeemable convertible preferred stock effective April 13, 2012 to Offshore and the conversion of the Series B redeemable convertible preferred stock to common stock effective February 28, 2014. The managing partner of Off-Shore and the CFO are partners in the accounting firm which the Company uses for general corporate purposes. In the February 2014 transaction, Offshore exchanged all of its 15,016 shares of Series B preferred stock for shares of common stock. Each share of Series B preferred had a liquidation and par value of $100. The Company also issued Offshore additional shares of common stock for $180,192, the amount of the accrued and unpaid dividends on the Series B preferred stock as of the effective date of the transaction. As a result, the Company issued shares of common stock with a total value of $1,681,792.

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

As of December 31, 2016 and 2015, the Company had accrued compensation to its officers and directors of $1,601,208 and $1,423,208, respectively.

The Company entered into a line-of-credit facility on September 23, 2013 that provided it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $75,000 at August 28, 2015 and an initial maturity of November 28, 2013. The line of credit was convertible to common stock at a rate of $5.00 per share. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility was unsecured, bore interest at 8% per annum, and was renewed at its maturity several times until it was paid in full on its extended maturity date on November 28, 2016. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants. On February 28, 2016 the Company extended the line-of-credit expiration date to May 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on February 28, 2021. On May 28, 2016 the Company extended the line-of-credit expiration date to August 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on May 28, 2021. On August 28, 2016 the Company extended the line-of-credit expiration date to November 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on August 28, 2021.

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

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The Audit committee of the Company has appointed RBSM, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2016 and 2015.

The following table is a summary of the fees rendered to us by RBSM, LLP for the years ended December 31, 2016 and 2015:

Fee Category:	2016	2015
Audit Fees	$45,500	$46,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$45,500	$46,500

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2016 and 2015, there were no fees related to this category.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were pre-approved by the Audit Committee.

The audit report of RBSM, LLP on the financial statements of the Company for the years ended December 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The opinion did emphasize a matter regarding the Company’s ability to continue as a going concern.

During our fiscal year ended December 31, 2016 and 2015 there were no disagreements with RBSM, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to RBSM, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its report on the financial statements for such period.

During our fiscal years ended December 31, 2016 and 2015, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

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

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc. (1)
3.1	Certificate of Incorporation (3)
3.2	Bylaws (1)
10.1	2004 Stock Option Plan (1)
10.2	2005 Equity Incentive Plan (1)
10.3	2006 Equity Incentive Plan (1)
10.4	Form of Incentive Stock Option for 2006 Equity Incentive Plan (1)
10.5	Form of Nonqualified Stock Option for 2006 Equity Incentive Plan (1)
10.6	Loan Agreement between Infinity Energy Resources, Inc., and Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy Bank N.A., dated effective as of January 9, 2007 (3)
10.7	Revolving Promissory Note between Infinity Energy Resources, Inc. and Amegy Bank N.A., dated January 10, 2007 (1)
10.8	Nicaraguan Concession - Perlas Prospect (3)
10.9	Nicaraguan Concession - Tyra Prospect (3)
10.10	Forbearance Agreement with Amegy Bank N.A., dated August 31, 2007 (1)
10.11	Second Forbearance Agreement with Amegy Bank N.A., dated March 26, 2008 (1)
10.12	Third Forbearance Agreement with Amegy Bank N.A., dated October 16, 2008 (3)
10.13	First Amendment to Revolving Promissory Note - Amegy Bank, N.A., dated October 16, 2008 (3)
10.14	Fourth Forbearance Agreement with Amegy Bank N.A., dated December 4, 2009 (3)
10.15	Fifth Forbearance Agreement with Amegy Bank N.A., dated February 16, 2011 (2)
10.16	Guarantee of Obligation with Amegy Bank N.A., dated February 16, 2011 (1)
10.17	Omnibus Amendment with Amegy Bank N.A., dated February 16, 2011 (1)
10.18	Third Amendment to Revolving Promissory Note with Amegy Bank N.A., dated January 31, 2010 (1)
10.19	Forbearance Period Advance Promissory Note with Amegy Bank N.A., dated February 16, 2011 (1)
10.20	Registration Rights with Amegy Bank N.A., dated February 16, 2011 (3)
10.21	Securities Purchase Agreement with Amegy Bank N.A., dated February 16, 2011 (3)
10.22	Warrant to Purchase Common Stock with Amegy Bank N.A., dated February 16, 2011 (3)
10.23	Subordinate Senior Promissory Note Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.24	Securities Purchase Agreement Off-Shore Finance, LLC, dated March 23, 2009 (2)
10.25	Revenue Sharing Agreement with Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.26	Revenue Sharing Agreement with Officers and Directors, dated June 6, 2009 (3)
10.27	Map: Nicaraguan Concessions (2)
10.28	Revenue Sharing Agreement with Jeff Roberts, dated September 16, 2009 (3)
10.29	Revenue Sharing Agreement with Thompson Knight Global Energy, dated September 8, 2009 (3)
10.30	Stock Purchase Agreement with Amegy Bank, N.A., dated as of February 28, 2012 (5)
10.31	Stock Purchase Agreement with Off-Shore Finance, LLC, dated as of February 28, 2012 (5)
10.32	Investor Rights Agreement with Amegy Bank, N.A., dated April 13, 2012 (5)
10.33	Certificate of Designation of Series A Preferred and Series B Preferred (5)
10.34	8% Promissory Note in principal amount of $250,000, dated February 13, 2013 (6)
10.35	Common Stock Purchase Warrant for 250,000 shares, dated February 13, 2013 (6)
10.36	Form of 8% Promissory Note (7)
10.37	Form of Common Stock Purchase Warrant (7)
10.38	Stock Exchange Agreement between the Company and Amegy Bank, NA. (8)
10.39	8% Note, dated December 27, 2013 (9)
10.40	Common Stock Purchase Warrant (1,000,000 shares), dated December 27, 2013 (9)
10.41	Third Amendment to Promissory Note, dated November 19, 2014 (10)
10.42	Third Amendment to Common Stock Purchase Warrant, dated November 19, 2014 (10)
10.43	First Amendment to Revenue Sharing Agreement, dated November 19, 2014 (10)
10.44	Revenue Sharing Agreement, dated May 17, 2014 (10)
10.45	Loan Extension Agreement, dated November 19, 2014 (10)
10.46	Securities Purchase Agreement (11)
10.47	Registration Rights Agreement (11)
10.48	Senior Secured Convertible Note (11)
10.49	Warrant (11)

10.50	Security and Pledge Agreement (11)
10.51	Investor Note (11)
10.52	Form of Guaranty Agreement (11)
10.53	Second Loan Extension Agreement Effective as of April 7, 2015 (12)
10.54	Fourth Amendment to Promissory Note, effective as of April 7, 2015 (12)
10.55	Fourth Amendment to Common Stock Purchase Warrant, effective as of April 7, 2015 (12)
10.56	8% Convertible Promissory Note and Common Stock Purchase Warrant dated September 30, 2014 13)
10.57	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 19, 2014 (13)
10.58	8% Convertible Promissory Note and Common Stock Purchase Warrant dated January 7, 2014(13)
10.59	8% Convertible Promissory Note and Common Stock Purchase Warrant dated October 2, 2014(13)
10.60	8% Line-of-Credit Promissory Note and Common Stock Purchase Warrant dated October 23, 2014(13)
10.61	2015 Stock Option Plan (14)
10.62	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 8, 2016 (filed herewith)
14.1	Code of Ethics and Code of Conduct. (4)
21.1	Subsidiaries of Registrant (1)
31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

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

Date: April 14, 2017

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

Signature and Title	Date

/s/ Stanton E. Ross	April 14, 2017
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	April 14, 2017
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	April 14, 2017
Daniel F. Hutchins, Director and Chief Financial Officer

