Form 10-Q/A
period 2016-03-31
INFINITY ENERGY RESOURCES, INC
filed 2017-05-17
CIK 822746

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 as originally filed with the Securities and Exchange Commission on May 13, 2016 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended March 31, 2016 included non-operating income from the derecognition of liabilities recognized upon the expiration date of their respective statute of limitations for collection purposes. Management has reconsidered this position and has determined that it should wait until a court has confirmed the extinguishment of the obligation to pay such liabilities through a judicial decree. The condensed statement of operations for the quarter ended March 31, 2016 included in this Form 10-Q/A have been restated to remove the effects of derecognizing liabilities totaling $1,134,082 previously recognized as non-operating income. The condensed balance sheet as of March 31, 2016 included in this Form 10-Q/A have been restated to remove the effects of derecognizing liabilities totaling $1,134,082 which decreased accounts payable and accrued expenses as previously reported. The condensed statement of cash flows for the quarter ended March 31, 2016 included in this Form 10-Q/A includes certain adjustments to correspond to the statement of operations adjustment as described in Note 12 of the notes to our condensed consolidated financial statements included in this filing. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

Amendment

This Form 10-Q/A sets forth the Original Filing, as modified and superseded where necessary to reflect the Restatement and related matters.

Specifically, the following items of the Original Quarterly Report on Form 10-Q are amended by this Form 10-Q/A to reflect the Restatement and related matters:

Part I - Item 1. Financial Statements, note describing the Restatement (Note 12) and updates to selected notes impacted by the Restatement in the Notes to the Condensed Consolidated Financial Statements.

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4. Controls and Procedures

PART I - FINANCIAL INFORMATION

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015
	(As restated)

ASSETS
Current assets:
Cash and cash equivalents	$14,248	$3,734
Prepaid expenses	505	420
Total current assets	14,753	4,154

Total assets	$14,753	$4,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,955,200	$5,975,682
Accrued liabilities (including $788,520 due to related party at March 31, 2016 and December 31, 2015)	2,925,211	2,642,227
Income tax liability	150,000	150,000
Accrued interest (including $9,952 and $8,446 due to related party at March 31, 2016 and December 31, 2015, respectively)	221,898	403,205
Asset retirement obligations	1,716,003	1,716,003
Senior convertible note payable-current	112,154	130,345
Line-of-credit with related party	68,303	68,303
Notes payable-short term, net of discounts of $3,309 and $51,027 at March 31, 2016 and December 31, 2015, respectively	1,081,691	1,033,973
Total current liabilities	12,230,460	12,119,738

Senior convertible note payable-long term	134,981	135,584
Derivative liabilities	92,518	210,383
Total long-term liabilities	227,499	345,967
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; No shares issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 5,221,405 and 3,125,570 shares at March 31, 2016 and December 31, 2015, respectively	522	313
Additional paid-in capital	108,961,271	108,840,102
Accumulated deficit	(121,404,999)	(121,301,966)
Total stockholders’ deficit	(12,443,206)	(12,461,551)
Total liabilities and stockholders’ deficit	$14,753	$4,154

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC. AND SUBSIDIARY

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(As restated)

Operating expenses (income):
Stock-based compensation	$7,598	$58,360
General and administrative expenses	82,570	105,869
Total operating expenses, net	90,168	164,229

Operating loss	(90,168)	(164,229)

Other income (expense):
Interest expense	(78,170)	(573,083)
Change in derivative fair value	118,511	265,267
Change in fair value of senior convertible note payable	(53,206)	—
Other income (expenses)	—	171,017

Total other expense	(12,865)	(136,799)

Loss before income taxes	(103,033)	(301,028)
Income tax benefit (expense)	—	—

Net loss	$(103,033)	$(301,028)

Net loss per share – basic and diluted	$(0.03)	$(0.12)

Weighted average shares outstanding – basic and diluted	3,901,727	2,591,052

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Changes in Stockholders’ Deficit

Three months ended March 31, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	3,125,570	$313	$108,840,102	$(121,301,966)	$(12,461,551)

Stock based compensation	—	—	7,598	—	7,598

Common stock purchase warrants issued for debt issuance costs	—	—	774	—	774

Common stock issued for principal payments on senior convertible note payable	1,984,446	198	106,802	—	107,000

Common stock issued for interest payments on senior convertible note payable	111,389	11	5,995	—	6,006

Net loss, As restated	—	—	—	(103,033)	(103,033)

Balance, March 31, 2016, As restated	5,221,405	$522	$108,961,271	$(121,404,999)	$(12,443,206)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2016	2015
	(As restated)

Cash flows from operating activities:
Net loss	$(103,033)	$(301,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,598	58,360
Change in fair value of derivative liability	(118,511)	(265,267)
Change in fair value of senior convertible note	53,206	—
Amortization of debt discount	49,053	523,784
Change in operations assets and liabilities:
Increase in prepaid expenses	—	(30,000)
Increase in accounts payable and accrued liabilities	87,201	(44,952)
Net cash used in operating activities	(24,486)	(59,103)

Cash flows from investing activities:
Investment in oil and gas properties	—	(13,893)
Net cash used in investing activities	—	(13,893)

Cash flows from financing activities:
Net borrowings under line-of-credit with related party	—	62,418
Proceeds from issuance of senior convertible note payable	35,000	—
Net cash provided by financing activities	35,000	62,418

Net (decrease) increase in cash and cash equivalents	10,514	(10,578)

Cash and cash equivalents:
Beginning	3,734	13,664
Ending	$14,248	$3,086
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental noncash disclosures:
Conversion of note payables and accrued interest to common stock	$—	$503,630
Conversion of line-of-credit to common stock	$—	$50,000
Issuance of common stock for principal and interest payments on senior convertible note payable	$113,006	$—
Warrant derivatives issued in connection with notes payable and extensions	$646	$57,961
Issuance of common stock purchase warrants for debt issuance costs	$774	$207,952
Transition of derivative liability to equity	$—	$329,849

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

Note 12 – Restatement to previously issued interim financial statements

Subsequent to the issuance of the March 31, 2016 interim financial statements, management determined that the Company should obtain court approval before derecognizing liabilities due to the expiration of their respective statute of limitations. The Company had previously derecognized liabilities during the quarter ended March 31, 2016 which resulted in other income totaling $1,134,082. This amount was reversed in the fourth quarter of 2016 which only affected the interim financial statements previously issued during 2016. As a result, the interim financial statements previously issued for the quarter ended March 31, 2016, were restated.

The following tables reflect the corrections to the affected line items in the previously issued financial statements for the three months ended March 31, 2016:

Effect on Balance Sheet items:

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

Results of Operations, As restated

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

Net loss

As a result of the above, we reported a net loss of $103,033 for the three months ended March 31, 2016 compared to a net loss of $301,028 for the three months ended March 31, 2015. This represents an improvement of $197,995 (65.8%).

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

The basic and diluted loss per share was ($0.03) and ($0.12) for the three months ended March 31, 2016 and 2015, respectively, for the reasons previously noted. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2016 and 2015 because of the exercise price of the warrants being substantially higher than market price in 2016 and the net loss reported for 2016 and 2015. Potential shares of common stock as of March 31, 2016 that have been excluded from the computation of diluted net loss per share amounted to 2,900,721 shares, which included 2,489,271 outstanding warrants and 411,450 outstanding stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the date of the filing of our Original Form 10Q on May 13, 2016, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of March 31, 2016, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

Subsequent to the evaluation, in connection with the restatement discussed in Note 12 - “Restatement of Previously Issued Interim Financial Statements” to our unaudited financial statements, management, including our principal executive officer and principal financial officer, re-evaluated the effectiveness of the design operation of out internal control over financial reporting and disclosure controls and procedures as of May 13, 2016 and our principal executive officer and principal financial officer concluded that, due to the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of May 13, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	May 17, 2017
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	May 17, 2017
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

