Form 10-Q/A
period 2016-06-30
INFINITY ENERGY RESOURCES, INC
filed 2017-05-17
CIK 822746

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 as originally filed with the Securities and Exchange Commission on August 15, (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the three and six months ended June 30, 2016 included non-operating income from the derecognition of liabilities recognized upon the expiration date of their respective statute of limitations for collection purposes. Management has reconsidered this position and has determined that it should wait until a court has confirmed the extinguishment of the obligation to pay such liabilities through a judicial decree. The condensed statement of operations for the six months ended June 30, 2016 included in this Form 10-Q/A have been restated to remove the effects of derecognizing liabilities totaling $1,134,082 previously recognized as non-operating income. The condensed balance sheet as of June 30, 2016 included in this Form 10-Q/A have been restated to remove the effects of derecognizing liabilities totaling $1,134,082 which decreased accounts payable and accrued expenses as previously reported. The condensed statement of cash flows for the six months ended June 30, 2016 included in this Form 10-Q/A includes certain adjustments to correspond to the statement of operations adjustment as described in Note 12 of the notes to our condensed consolidated financial statements included in this filing. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

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

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4. Controls and Procedures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

(unaudited)

	June 30, 2016	December 31, 2015
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,522	$3,734
Prepaid expenses	84	420
Total current assets	5,606	4,154

Total assets	$5,606	$4,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,997,373	$5,975,682
Accrued liabilities (including $788,520 due to related party at June 30, 2016 and December 31, 2015)	3,023,238	2,642,227
Income tax liability	150,000	150,000
Accrued interest (including $11,458 and $8,446 due to related party at June 30, 2016 and December 31, 2015, respectively)	244,178	403,205
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	67,805	130,345
Line-of-credit with related party	68,303	68,303
Notes payable-short term, net of discounts of $137 and $51,027 at June 30, 2016 and December 31, 2015, respectively	1,084,863	1,033,973
Total current liabilities	12,351,763	12,119,738

Secured convertible note payable-long term	77,868	135,584
Derivative liabilities	93,466	210,383
Total long-term liabilities	171,334	345,967
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; No shares issued or outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 7,547,900 and 3,125,570 shares at June 30, 2016 and December 31, 2015, respectively	755	313
Additional paid-in capital	109,077,348	108,840,102
Accumulated deficit	(121,595,594)	(121,301,966)
Total stockholders’ deficit	(12,517,491)	(12,461,551)
Total liabilities and stockholders’ deficit	$5,606	$4,154

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Statement of Operations
For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
			(As restated)
Operating expenses:
General and administrative expenses	$148,925	$122,310	$231,496	$228,179
Stock-based compensation	—	42,612	7,598	100,972
Total operating expenses	148,925	164,922	239,094	329,151

Operating loss	(148,925)	(164,922)	(239,094)	(329,151)

Other income (expense):
Interest expense	(29,349)	(124,221)	(107,518)	(697,304)
Secured convertible note payable issuance costs	—	(1,302,629)	—	(1,302,629)
Change in fair value of secured convertible note payable	(11,578)	(168,100)	(64,784)	(168,100)
Issuance of warrant derivative in connection with secured convertible note	—	(8,034,007)	—	(8,034,007)
Change in derivative fair value	(743)	2,202,839	117,768	2,468,106
Other income (expense)	—	3,440	—	174,457
Total other income (expense)	(41,670)	(7,422,678)	(54,534)	(7,559,477)

Loss before income taxes	(190,595)	(7,587,600)	(293,628)	(7,888,628)
Income tax expense (benefit)	—	—	—	—

Net loss	$(190,595)	$(7,587,600)	$(293,628)	$(7,888,628)

Basic and diluted net loss per share:
Basic	$(0.03)	$(2.83)	$(0.06)	$(2.99)
Diluted	$(0.03)	$(2.83)	$(0.06)	$(2.99)
Weighted average shares outstanding – basic and diluted	6,557,185	2,678,472	5,276,071	2,641,071

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Changes in Stockholders’ Deficit

Three months ended June 30, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	3,125,570	$313	$108,840,102	$(121,301,966)	$(12,461,551)

Stock based compensation	—	—	7,598	—	7,598

Common stock purchase warrants issued for debt issuance costs	—	—	904	—	904

Common stock issued for principal payments on secured convertible note payable	4,248,068	425	219,615	—	220,040

Common stock issued for interest payments on secured convertible note payable	174,262	17	9,129	—	9,146

Net loss, As restated	—	—	—	(293,628)	(293,628)

Balance, June 30, 2016, As restated	7,547,900	$755	$109,077,348	$(121,595,594)	$(12,517,491)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2016	2015
	(As restated)
Cash flows from operating activities:
Net loss	$(293,628)	$(7,888,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,598	100,972
Change in fair value of derivative liability	(117,768)	(2,468,106)
Change in fair value of secured convertible note	64,784	168,100
Amortization of debt discount	52,981	600,836
Issuance of warrant derivative in connection with secured convertible note	—	8,034,007
Warrant derivative issued for secured convertible note issuance costs	—	1,302,629
Change in operations assets and liabilities:
Decrease in prepaid expenses	—	12,483
Increase in accounts payable and accrued liabilities	252,821	8,138
Net cash used in operating activities	(33,212)	(129,569)

Cash flows from investing activities:
Investment in oil and gas properties	—	(27,784)
Net cash used in investing activities	—	(27,784)

Cash flows from financing activities:
Proceeds from issuance of secured convertible note payable	35,000	450,000
Net borrowings under line-of-credit with related party	—	77,418
Secured convertible note payable issuance costs	—	(231,428)
Repayment of notes payable	—	(150,000)
Net cash provided by financing activities	35,000	145,990

Net Increase (decrease) in cash and cash equivalents	1,788	(11,363)

Cash and cash equivalents:
Beginning	3,734	13,664
Ending	$5,522	$2,301
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental noncash disclosures:
Conversion of note payables and accrued interest to common stock	$—	$503,630
Conversion of line-of-credit to common stock	$—	$50,000
Issuance of common stock for principal and interest payments on secured convertible note payable	$229,186	$—
Warrant derivatives issued in connection with notes payable and extensions	$851	$126,677
Issuance of common stock purchase warrants for debt issuance costs	$904	$207,952
Transition of derivative liability to equity	$—	$329,849
Issuance of common stock for extension of notes payable	$—	$104,000

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

Note 12 – Restatement to previously issued interim financial statements

Subsequent to the issuance of the June 30, 2016 interim financial statements, management determined that the Company should obtain court approval before derecognizing liabilities due to the expiration of their respective statute of limitations. The Company had previously derecognized liabilities during the six months ended June 30, 2016 which resulted in other income totaling $1,134,082. This amount was reversed in the fourth quarter of 2016 which only affected the interim financial statements previously issued during 2016. As a result, the interim financial statements previously issued for the six months ended June 30, 2016, were restated.

The following tables reflect the corrections to the affected line items in the previously issued financial statements for the six months ended June 30, 2016:

Effect on Balance Sheet items:

	As of June 30, 2016
	As previously	Effect of
	reported	Restatement	As restated
Liabilities and stockholders’ deficit:

Accounts payable	$5,478,209	$519,164	$5,997,373
Accrued liabilities	$2,408,320	$614,918	$3,023,238
Accumulated deficit	$(120,461,512)	$(1,134,082)	$(121,595,594)

Effect on Statement of Operations:

	Six months ended June 30, 2016
	As previously	Effect of
	reported	Restatement	As Restated
Operating Expenses:
Gain on derecognition of liabilities	$1,134,082	$(1,134,082)	$—
Net income (loss)	$840,454	$(1,134,082)	$(293,628)
Net income (loss) per share	$0.16	$(0.22)	$(0.06)

Effect on Statements of Cash Flows:

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

The basic and diluted loss per share was ($0.03) and ($2.83) for the three months ended June 30, 2016 and 2015, respectively, for the reasons previously noted. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2016 and 2015 because of the exercise price of the warrants being substantially higher than market price in 2016 and the net loss reported for both periods. Potential shares of common stock as of June 30, 2016 that have been excluded from the computation of diluted net loss per share amounted to 2,919,221 shares, which included 2,507,771 outstanding warrants and 411,450 outstanding stock options.

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

Other income (expense)

Other income (expense) decreased from $174,457 for the six months ended June 30, 2015 to $0 in 2016. The Company derecognized certain previously recorded liabilities in 2015 due to the expiration of the statute of limitations on collection of such obligations for the Company.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $67,415,000 as of December 31, 2015, which expire from 2025 through 2030. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the six months ended June 30, 2016, the Company realized net losses and the Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforwards, any deferred tax asset at June 30, 2016 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net loss

As a result of the above, we reported a net loss of $293,628 for the six months ended June 30, 2016 compared to a net loss of $7,888,628 for the six months ended June 30, 2015. This represents an improvement of $7,595,000.

Basic and Diluted Loss per Share

Basic net loss loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses from continuing operations are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect.

The basic and diluted loss per share was ($0.06) and ($2.99) for the six months ended June 30, 2016 and 2015, respectively, for the reasons previously noted. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted income (loss) per share for the six months ended June 30, 2016 and 2015 because of the exercise price of the warrants being substantially higher than market price in 2016 and the net loss reported for both periods. Potential shares of common stock as of June 30, 2016 that have been excluded from the computation of diluted net loss per share amounted to 2,919,221 shares, which included 2,507,771 outstanding warrants and 411,450 outstanding stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the date of the filing of our Original Form 10Q on August 15, 2016, we conducted an evaluation of the effectiveness of the design and operation of our disclosure control and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of June 30, 2016, the end of the period covered by this quarterly report on Form 10-Q our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

Subsequent to the evaluation, in connection with the restatement discussed in Note 12 – “Restatement of Previously Issued Interim Financial Statements” to our unaudited financial statements, management, including our principal executive officer and principal financial officer, re-evaluated the effectiveness of the design operation of our internal control over financial reporting and disclosure controls and procedures as of August 15, 2016 and our principal executive officer and principal financial officer concluded that, due to the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of August 15. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

