Form 10-Q/A
period 2016-09-30
INFINITY ENERGY RESOURCES, INC
filed 2017-05-17
CIK 822746

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 as originally filed with the Securities and Exchange Commission on November 14, (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the three and nine months ended September 30, 2016 included non-operating income from the derecognition of liabilities recognized upon the expiration date of their respective statute of limitations for collection purposes. Management has reconsidered this position and has determined that it should wait until a court has confirmed the extinguishment of the obligation to pay such liabilities through a judicial decree. The condensed statement of operations for the nine months ended September 30, 2016 included in this Form 10-Q/A have been restated to remove the effects of derecognizing liabilities totaling $1,134,082 previously recognized as non-operating income. The condensed balance sheet as of September, 2016 included in this Form 10-Q/A have been restated to remove the effects of derecognizing liabilities totaling $1,134,082 which decreased accounts payable and accrued expenses as previously reported. The condensed statement of cash flows for the nine months ended September 30, 2016 included in this Form 10-Q/A includes certain adjustments to correspond to the statement of operations adjustment as described in Note 12 of the notes to our condensed consolidated financial statements included in this filing. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

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

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4. Controls and Procedures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

(unaudited)

	September 30, 2016	December 31, 2015
	(As restated)

ASSETS
Current assets:
Cash and cash equivalents	$757	$3,734

Total current assets	757	3,734

Total assets	$757	$3,734

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,002,284	$5,975,682
Accrued liabilities (including $788,520 due to related party at September 30, 2016 and December 31, 2015)	3,121,264	2,642,227
Income tax liability	150,000	150,000
Accrued interest (including $12,981 and $8,446 due to related party at September 30, 2016 and December 31, 2015, respectively)	268,684	403,205
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	77,976	130,345
Line-of-credit with related party, net of discounts of $198 and $420 at September 30, 2016 and December 31, 2015, respectively	68,105	67,883
Notes payable-short term, net of discounts of $15 and $51,027 at September 30, 2016 and December 31, 2015, respectively	1,084,985	1,033,973
Total current liabilities	12,489,301	12,119,318

Secured convertible note payable-long term	70,504	135,584
Derivative liabilities	43,404	210,383
Total long-term liabilities	113,908	345,967
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; No shares issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 7,712,569 and 3,125,570 shares at September 30, 2016 and December 31, 2015, respectively	771	313
Additional paid-in capital	109,080,273	108,840,102
Accumulated deficit	(121,683,496)	(121,301,966)
Total stockholders’ deficit	(12,602,452)	(12,461,551)
Total liabilities and stockholders’ deficit	$757	$3,734

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Statement of Operations
For the Three and Nine months ended September 30, 2016 and 2015

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
			(As restated)
Operating expenses:
General and administrative expenses	$107,703	$126,871	$339,199	$355,055
Stock-based compensation	—	45,588	7,598	146,560
Total operating expenses	107,703	172,459	346,797	501,615

Operating loss	(107,703)	(172,459)	(346,797)	(501,615)

Other income (expense):
Interest expense	(27,455)	(144,090)	(134,972)	(841,395)
Secured convertible note payable issuance costs	—	—	—	(1,302,629)
Change in fair value of secured convertible note payable	(2,807)	162,235	(67,591)	(5,865)
Issuance of warrant derivative in connection with secured convertible note	—	—	—	(8,034,007)
Change in derivative fair value	50,062	5,861,721	167,830	8,329,827
Other income (expense)	—	—	—	174,457
Total other income (expense)	19,800	5,879,866	(34,733)	(1,679,612)

Income (loss) before income taxes	(87,903)	5,707,407	(381,530)	(2,181,227)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(87,903)	$5,707,407	$(381,530)	$(2,181,227)

Basic and diluted net income (loss) per share:
Basic	$(0.01)	$2.12	$(0.06)	$(0.82)
Diluted	$(0.01)	$2.00	$(0.06)	$(0.82)
Weighted average shares outstanding – basic	7,690,227	2,686,694	6,498,312	2,652,605
Weighted average shares outstanding – diluted	7,690,227	2,776,694	6,498,312	2,652,605

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Changes in Stockholders’ Deficit

Nine months ended September 30, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	3,125,570	$313	$108,840,102	$(121,301,966)	$(12,461,551)

Stock based compensation	—	—	7,598	—	7,598

Common stock purchase warrants issued for debt issuance costs	—	—	1,212	—	1,212

Common stock issued for principal payments on secured convertible note payable	4,281,477	428	219,612	—	220,040

Common stock issued for interest payments on secured convertible note payable	305,522	30	11,749	—	11,779

Net loss, As restated	—	—	—	(381,530)	(381,530)

Balance, September 30, 2016, As restated	7,712,569	$771	$109,080,273	$(121,683,496)	$(12,602,452)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2016	2015
	(As restated)
Cash flows from operating activities:
Net loss	$(381,530)	$(2,181,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,598	146,560
Change in fair value of derivative liability	(167,830)	(8,329,827)
Change in fair value of secured convertible note	67,591	5,865
Amortization of debt discount	53,297	717,162
Issuance of warrant derivative in connection with secured convertible note	—	8,034,007
Warrant derivative issued for secured convertible note issuance costs	—	1,302,629
Change in operations assets and liabilities:
Increase in accounts payable and accrued liabilities	382,897	149,343
Net cash used in operating activities	(37,977)	(155,488)

Cash flows from investing activities:
Investment in oil and gas properties	—	(78,676)
Net cash used in investing activities	—	(78,676)

Cash flows from financing activities:
Proceeds from issuance of secured convertible note payable	35,000	450,000
Proceeds from issuance of subordinated note payable	—	85,000
Net borrowings under line-of-credit with related party	—	71,517
Secured convertible note payable issuance costs	—	(231,428)
Repayment of notes payable	—	(150,000)
Net cash provided by financing activities	35,000	225,089

Net Increase (decrease) in cash and cash equivalents	(2,977)	(9,075)

Cash and cash equivalents:
Beginning	3,734	13,664
Ending	$757	$4,589
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental noncash disclosures:
Conversion of note payables and accrued interest to common stock	$—	$503,630
Conversion of line-of-credit to common stock	$—	$50,000
Issuance of common stock for principal and interest payments on secured convertible note payable	$231,819	$—
Warrant derivatives issued in connection with notes payable and extensions	$851	$160,818
Issuance of common stock purchase warrants for debt issuance costs	$1,212	$252,056
Transition of derivative liability to equity	$—	$329,849
Issuance of common stock for extension of notes payable	$—	$104,000

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

Note 12 – Restatement to previously issued interim financial statements

Subsequent to the issuance of the September 30, 2016 interim financial statements, management determined that the Company should obtain court approval before derecognizing liabilities due to the expiration of their respective statute of limitations. The Company had previously derecognized liabilities during the nine months ended September 30, 2016 which resulted in other income totaling $1,134,082. This amount was reversed in the fourth quarter of 2016 which only affected the interim financial statements previously issued during 2016. As a result, the interim financial statements previously issued for the nine months ended September 30, 2016, were restated.

The following tables reflect the corrections to the affected line items in the previously issued financial statements for the nine months ended September 30, 2016:

Effect on Balance Sheet items:

	As of September 30, 2016
	As previously	Effect of
	reported	Restatement	As restated

Liabilities and stockholders’ deficit:

Accounts payable	$5,483,120	$519,164	$6,002,284
Accrued liabilities	$2,506,346	$614,918	$3,121,264
Accumulated deficit	$(120,549,414)	$(1,134,082)	$(121,683,452)

Effect on Statement of Operations:

	Nine months ended September 30, 2016
	As previously	Effect of
	reported	Restatement	As Restated

Operating Expenses:
Gain on derecognition of liabilities	$1,134,082	$(1,134,082)	$—
Net income (loss)	$752,552	$(1,134,082)	$(381,530)
Net income (loss) per share	$0.12	$(0.18)	$(0.06)

Effect on Statements of Cash Flows:

	Nine months ended September 30, 2016
	As previously	Effect of
	reported	Restatement	As Restated

Cash Flows from Operating Activities
Net income (loss)	$752,552	$(1,134,082)	$(381,530)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain from derecognition of liabilities	$(1,134,082)	$1,134,082	$—

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

Net income (loss)

As a result of the above, we reported a net loss of $87,903 for the three months ended September 30, 2016 compared to net income of $5,707,407 for the three months ended September 30, 2015. This represents a determination of $5,795,310.

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

Other income (expense)

Other income (expense) decreased from $174,457 for the nine months ended September 30, 2015 to $-0- in 2016. The Company derecognized certain previously recorded liabilities in 2015 due to the expiration of the statute of limitations on collection of such obligations for the Company.

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

Net income (loss)

As a result of the above, we reported a net loss of $381,530 for the nine months ended September 30, 2016 compared to a net loss of $2,181,227 for the nine months ended September 30, 2015. This represents an improvement of $1,799,697.

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

The basic and diluted loss per share was $0.06 for the nine months ended September 30, 2016, for the reasons previously noted. The basic and diluted loss per share was $0.82 for the nine months ended September 30, 2015. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted income (loss) per share for the nine months ended September 30, 2016 and 2015 because of the exercise price of the warrants was substantially higher than market price in 2016 and the net loss reported for both periods. Potential shares of common stock as of September 30, 2016 that have been excluded from the computation of diluted net loss per share amounted to 2,911,221 shares, which included 2,507,771 outstanding warrants and 403,450 outstanding stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the date of the filing of our Original Form 10Q on November 14, 2016, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as September 30, 2016, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

Subsequent to the evaluation, in connection with the restatement discussed in Note 12 - “Restatement of Previously Issued Interim Financial Statements” to our unaudited financial statements, management, including our principal executive officer and principal financial officer, re-evaluated the effectiveness of the design operation of out internal control over financial reporting and disclosure controls and procedures as of November 14, 2016 and our principal executive officer and principal financial officer concluded that, due to the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of November 14, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

