Form 10-Q
period 2017-06-30
INFINITY ENERGY RESOURCES, INC
filed 2017-08-14
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at August 10, 2017
Common Stock, $0.0001 par value	7,712,569

PART I - FINANCIAL INFORMATION

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,802	$12,339

Total current assets	8,802	12,339

Total assets	$8,802	$12,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,996,113	$5,965,329
Accrued liabilities (including $788,520 due to related party at June 30, 2017 and December 31, 2016)	3,349,344	3,161,290
Income tax liability	150,000	150,000
Accrued interest	335,056	277,369
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	1,822,791	91,736
Convertible notes payable-short term	1,325,000	1,285,000
Total current liabilities	14,694,307	12,646,727

Secured convertible note payable-long term	—	49,592
Derivative liabilities	145,265	183,430
Total long-term liabilities	145,265	233,022
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; No shares issued or outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 7,712,569 shares at June 30, 2017 and December 31, 2016	771	771
Additional paid-in capital	109,080,273	109,080,273
Accumulated deficit	(123,911,814)	(121,948,454)
Total stockholders’ deficit	(14,830,770)	(12,867,410)
Total liabilities and stockholders’ deficit	$8,802	$12,339

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Statement of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Operating expenses:
General and administrative expenses	$132,512	$148,925	$262,375	$231,496
Stock-based compensation	—	—	—	7,598
Total operating expenses	132,512	148,925	262,375	239,094

Operating loss	(132,512)	(148,925)	(262,375)	(239,094)

Other income (expense):
Interest expense	(29,493)	(29,349)	(57,687)	(107,518)
Change in fair value of secured convertible note payable	(1,678,807)	(11,578)	(1,681,463)	(64,784)
Change in derivative fair value	38,808	(743)	38,165	117,768
Total other income (expense)	(1,669,492)	(41,670)	(1,700,985)	(54,534)

Loss before income taxes	(1,802,004)	(190,595)	(1,963,360)	(293,628)
Income tax expense (benefit)	—	—	—	—

Net loss	$(1,802,004)	$(190,595)	$(1,963,360)	$(293,628)

Basic and diluted net loss per share:
Basic	$(0.23)	$(0.03)	$(0.25)	$(0.06)
Diluted	$(0.23)	$(0.03)	$(0.25)	$(0.06)
Weighted average shares outstanding – basic and diluted	7,712,569	6,557,185	7,712,569	5,276,071

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Changes in Stockholders’ Deficit

Six months ended June 30, 2017

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	7,712,569	$771	$109,080,273	$(121,948,454)	$(12,867,410)

Net loss	—	—	—	(1,963,360)	(1,963,360)

Balance, June 30, 2017	7,712,569	$771	$109,080,273	$(123,911,814)	$(14,830,770)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,963,360)	$(293,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	7,598
Change in fair value of derivative liability	(38,165)	(117,768)
Change in fair value of senior convertible note	1,681,463	64,784
Amortization of debt discount	—	52,981
Change in operations assets and liabilities:
Increase in accounts payable and accrued liabilities	276,525	252,821
Net cash used in operating activities	(43,537)	(33,212)

Cash flows from investing activities:	—	—
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of senior convertible note payable	40,000	35,000
Net cash provided by financing activities	40,000	35,000

Net (decrease) increase in cash and cash equivalents	(3,537)	1,788

Cash and cash equivalents:
Beginning	12,339	3,734
Ending	$8,802	$5,522
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental noncash disclosures:
Issuance of common stock for principal and interest payments on senior convertible note payable	$—	$229,186
Warrant derivatives issued in connection with notes payable and extensions	$—	$851
Issuance of common stock purchase warrants for debt issuance costs	$—	$904

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

The Company has been pursuing exploration and development of the Nicaraguan Concessions, which represents its principal asset and only exploration and development project. On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has conducted activities to develop geological information from the processing and evaluation of 2-D seismic data that was acquired for the Nicaraguan Concessions. The Company has identified multiple sites for exploratory drilling and intends to plan the initial exploratory well on the Perlas Block in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells, financing and satisfaction of other conditions. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company had to drill its initial exploratory well during 2016, which did not occur. As a result of this and other defaults, the Company is in default of the Perlas development plan and may lose its rights under the Nicaraguan Concessions. The work plan on the Tyra block now requires the Company to shoot additional seismic prior to the commencement of exploratory drilling. The Company is seeking a waiver of the additional seismic mapping on the Tyra Block and extension of time to complete its initial well from the Nicaraguan government. The Company has not been able to pay the 2016 area fees and training fees for both the Perlas and Tyra blocks as required under the Nicaraguan Concessions and is in technical default. The Company is attempting to negotiate extensions, waivers and/or new Perlas and Tyra Concession agreements with the Nicaraguan government at June 30, 2017 to cure such defaults. There can be no assurance whether it will be able to obtain such extensions, waivers and/or new agreements that will cure its various defaults under the Nicaraguan Concessions. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. There can be no assurance whether the Company will be able to cure its various defaults under the Nicaraguan Concessions and obtain adequate financing to fund the exploration and development of its Nicaraguan Concessions.

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

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver a new convertible note (the "Replacement Note”) with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The Replacement Note provides for a one-year maturity from May 7, 2017, a conversion price of $0.50 per share and is due in monthly installment payments through May 2018 either in cash or stock, among other terms. The Company plans to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration that the Investor only funded $510,000 in the entire transaction, but there can be no assurance that it will be successful in this regard.

The Note was to mature on the three-year anniversary of its issuance, bore interest at 8% per annum, and was convertible at any time at the option of the holder into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). As a part of the May 2015 Private Placement, the Company issued a Warrant to the Investor giving it the right to purchase up to an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The Warrant is exercisable commencing six months from the date of issuance for a period of seven years from the date of issuance. The Note ranked senior to the Company’s existing and future indebtedness and is secured by all the assets of the Company, excluding the Concessions. The proposed Replacement Note would have the same security interest as the Convertible Note.

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

The Company has relied on raising debt and equity capital in recent years in order to fund its ongoing maintenance/expenditure obligations under the Nicaraguan Concession, for its day-to-day operations and its corporate overhead because it has generated no operating revenues or cash flows in recent history. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in technical default and two other notes payable with principal balances of $85,000 as of June 30, 2017 are now in default. The Company is seeking extensions of the maturity date for these notes payable; however, there can be no assurance that it will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions. The Company and its lenders are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes.

The Company is in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of June 30, 2017, including (1) the drilling of at least one exploratory well on the Perlas Block during 2016; (2) the shooting of additional seismic on the Tyra Block during 2016; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016 and 2017 area fees required for both the Perlas and Tyra which total $83,351; and (5) payment of the 2016 and 2017 training fees required for both the Perlas and Tyra totaling $150,000. The Company is seeking to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. The Company is pursuing meetings with Nicaraguan Government officials in order to address the pending defaults.

The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016 and 2017; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the two notes payable totaling $85,000, which are in technical default and the Replacement Note, if issued. These are substantial operational and financial issues that must be successfully addressed during 2017 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of June 30, 2017 and December 31, 2016, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

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

Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is deducted from the costs to be amortized, and reported as a period expense when the impairment is recognized. All unproved property costs as of June 30, 2017 and December 31, 2016 relate to the Nicaraguan Concessions. In assessing the unproved property costs for impairment, the Company takes into consideration various information including: (i) the terms of the Concessions, (ii) the status of the Company’s compliance with the Nicaraguan Concessions’ requirements, (iii) the ongoing evaluation of the seismic data, (iv) the commodity prices for oil and gas products, (v) the overall environment related to oil and gas exploration and development projects for unproven targets in unproven regions of the world, (vi) the availability of financing for financial and strategic partners, and (vii) other factors that would impact the viability of a significant long-term oil and gas exploration and development project.

The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects. The Company has performed its impairment tests as of June 30, 2017 and December 31, 2016 and has concluded that a full impairment reserve should be provided on the costs capitalized for the Nicaraguan Concessions oil and gas properties. All costs related to the Nicaraguan Concessions from January 1, 2016 through June 30, 2017 have been charged to operating expenses as incurred.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges, but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of June 30, 2017 and December 31, 2016, the Company did not have any proved oil and gas properties, and all unproved property costs relate to its Nicaraguan Concessions.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of June 30, 2017 and December 31, 2016 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both of the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of June 30, 2017 and December 31, 2016 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

June 30, 2017	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$1,822,791	$1,822,791
Derivative liabilities	—	—	145,265	145,265
	$—	$—	$1,968,056	$1,968,056

December 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$141,328	$141,328
Derivative liabilities	—	—	183,430	183,430
	$—	$—	$324,758	$324,758

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the periods ended June 30, 2017 and December 31, 2016.

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

Note 2 – Secured Convertible Note Payable

Secured Convertible Note (the “Note) payable consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Secured convertible note payable, at fair value	$1,822,791	$141,328
Less: Current maturities	(1,822,791)	(91,736)

Secured convertible note payable, long-term	$—	$49,592

Following is an analysis of the activity in the secured convertible note during the six months ended June 30, 2017:

Amount
Balance at December 31, 2016	$141,328
Funding under the Investor Note during the period	—
Principal repaid during the period by issuance of common stock	—
Change in fair value of secured convertible note during the period	1,681,463

Balance at June 30, 2017	$1,822,791

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

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver a new convertible note (the “Replacement Note”) with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The aggregate outstanding principal balance of $11,687,231 of the Convertible Note included an approximate $2.0 million original issue discount; however, the Investor funded only $510,000 under the Investor Note. The Company has recorded the fair value of the Convertible Note assuming that the remaining par value is $2,197,231 as asserted by the Investor, resulting in a change in the estimated fair value of $1,681,463 during the six months ended June 30, 2017. The Replacement Note provides for a one-year maturity from May 7, 2017, a conversion price of $0.50 per share and is due in monthly installment payments through May 2018 either in cash or stock, among other terms. It is to be secured to the same extent as the Convertible Note. The Company plans to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration the Investor’s minimal funding in the entire transaction, but there can be no assurance that it will be successful in this regard.

Description of the Secured Convertible Note

The Note was secured to the Company’s existing and future indebtedness and is secured by all the assets of the Company, excluding the Nicaraguan Concessions, and to the extent and as provided in the related security documents.

The Note was convertible at any time at the option of the holder into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). The Note was to mature on the three-year anniversary of the issuance date thereof. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the Conversion Price then in effect, the then current Conversion Price will be decreased to equal such lower price. The foregoing adjustments to the Conversion Price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

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

Prior to the maturity date, the Note bore interest at 8% per annum (or 18% per annum during an event of default) with interest payable in cash or in shares of Common Stock monthly in arrears on the first business day of each calendar month following the issuance date.

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

At any time after the issuance date, the Company had the right to redeem all or any portion of the outstanding principal balance of the Note plus all accrued but unpaid interest and any other charges at a price equal to 125% of such amount provided that (i) the arithmetic average of the closing sale price of the common stock for any twenty (20) consecutive Trading Days equals or exceeds 200% of the Conversion Price and (ii) among other conditions, there is an effective registration statement covering the resale of the shares issued in payment or, in the alternative, the eligibility of the shares issuable pursuant to the Note and the Warrant for sale without restriction under Rule 144 and without the need for the Company to remain current with its public filing obligations. The Investor has the right to convert any or all the amount to be redeemed into common stock prior to redemption.

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

Description of the Financial Accounting and Reporting

The Company elected to account for the Note on its fair value basis, therefore, the fair value of the Note, including its embedded conversion feature, were estimated together utilizing a binomial lattice model on its origination date and the Black-Scholes model at June 30, 2017. Such assumptions included the following:

	Upon Issuance	As of June 30, 2017

Volatility – range	102.6%	288.6%
Risk-free rate	1.00%	1.55%
Contractual term	3.0 years	0.8 years
Conversion price	$5.00	$5.00
Par value of note	$540,000	$2,197,231

The Company received $450,000 of proceeds at the date of issuance and after repayments and additional funding the net principal balance was $129,960 as of June 30, 2017. The fair market value of the Note was estimated to be $682,400 as of the issuance date, $141,328 at December 31, 2016 and $1,822,791 as of June 30, 2017. The net change in fair market value of the Note of $1,681,463 and $64,784 is included in change in fair value of senior secured convertible note payable in the accompanying statement of operations for the six months ended June 30, 2017 and 2016, respectively.

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The aggregate outstanding principal balance of $11,687,231 of the Convertible Note included an approximate $2.0 million original issue discount; however, the Investor funded only $510,000 under the Investor Note. The Company has recorded the fair value of the Convertible Notes assuming that the remaining par value is $2,197,231 as asserted by the Investor, resulting in a change in the estimated fair value of $1,681,463 during the six months ended June 30, 2017. The Company plans to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration the Investor’s minimal funding in the entire transaction, but there can be no assurance that it will be successful in this regard.

The Warrant issued to purchase 1,800,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. The estimated fair value of the warrant derivative as of June 30, 2017 was $124,584, representing a change of $30,877 from December 31, 2016, which is included in changes in derivative fair value in the accompanying statement of operations for the six months ended June 30, 2017. See Note 5.

The warrant issued to purchase 240,000 shares issued as part of the placement fee in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Changes in the fair value of the warrant derivative liability totaled $4,117 (decrease in the derivative liability) through June 30, 2017, which is included in changes in derivative fair value in the accompanying statement of operations for the six months ended June 30, 2017. The warrant derivative liability balance related to such warrants was $16,611 and $20,728 as of June 30, 2017 and December 31, 2016, respectively. See Note 5.

The Company is required to make monthly installment payments in the form of cash, common stock or a combination of both. The Holder has suspended such installments during the third and fourth quarters of 2016 and the first and second quarters of 2017.

Note 3 – Debt

Debt consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Convertible notes payable, short term:
Note payable, (in default)	$1,000,000	$1,000,000
Note payable	200,000	200,000
Note payable	40,000	200,000
Note payable, (in default)	50,000	50,000
Note payable (in default)	35,000	35,000
Total notes payable, short-term	$1,325,000	$1,285,000

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

The discount recorded as of the December 27, 2013 origination date of the note and as a result of the amendments to the Note terms and extensions of the maturity date has been amortized ratably over the term and extended terms of the note and the remaining unamortized discount was $-0- as of June 30, 2017 and December 31, 2016. The related warrant derivative liability balance was $1,834 and $4,429 as of June 30, 2017 and December 31, 2016, respectively. See Note 5.

Other than the Note described above, during the six months ended June 30, 2017 the Company had short-term notes outstanding with entities or individuals as follows:

●	On November 8, 2016 the Company borrowed a total of $200,000 from an individual under a convertible note payable with the conversion rate of $5.00 per share. The note requires no principal or interest payments until its maturity date of November 7, 2017 and bears interest at 8% per annum.

●	On April 20, 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note requires no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum.

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 7, 2016 and ultimately to October 7, 2016. The Company is currently pursuing an additional extension from the Holder. The Company and its lender are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase 5,000 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 5,000 newly issued warrants issued on January 7, 2016 totaled $379 and $131 on May 7, 2016 both of which are being amortized over the extension period (through October 7, 2016). The related warrant derivative liability balance was $1,316 and $1,654 as of June 30, 2017 and December 31, 2016, respectively. See Note 5.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, the note was extended for an additional 90 days or until January 15, 2016 and later to October 15, 2016. The Company is currently pursuing an additional extension from the Holder. The Company and its lender are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 3,500 newly issued warrants on January 15, 2016 totaled $267 and $74 on May 15, 2016, both of which are being amortized over the extension period (through October 15, 2016). The related warrant derivative liability balance was $920 and $1,158 as of June 30, 2017 and December 31, 2016, respectively. See Note 5.

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

As of June 30, 2017, 500,000 shares were available for future grants under the 2015 Plan as all other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the six months ended June 30, 2017.

The following table summarizes stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	393,450	$37.46	4.6 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(14,000)	(30.60)
Outstanding at June 30, 2017	379,450	$37.71	4.3 years	$—
Outstanding and exercisable at June 30, 2017	379,450	$37.71	4.3 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $-0- and $7,598 during the six months ended June 30, 2017 and 2016, respectively.

The intrinsic value as of June 30, 2017 related to the vested and unvested stock options as of that date was $-0-. The unrecognized compensation cost as of June 30, 2017 related to the unvested stock options as of that date was $-0-.

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

The Company has issued warrants to purchase an aggregate of 2,174,000 common shares in connection with various outstanding debt instruments which require derivative accounting treatment as of June 30, 2017. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of June 30, 2017 is as follows:

As of June 30, 2017

Volatility – range	204.6% - 288.6%
Risk-free rate	1.55% - 2.14%
Contractual term	0.75 - 4.8 years
Exercise price	$5.00 - $5.60
Number of warrants in aggregate	2,174,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2016	$183,430
Warrants issued to originate or extend notes payable (recorded as discount on note payable) -Note 3	—
Unrealized derivative gains included in other expense for the period	(38,165)
Transition of derivative liability to equity	—

Balance at June 30, 2017	$145,265

The warrant derivative liability consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Warrant issued to holder of Secured convertible note (Note 2)	$124,584	$155,461
Warrant issued to placement agent (Note 2)	16,611	20,728
Warrant issued to holder of December 2013 Note (Note 3)	1,834	4,429
Warrants issued to holders of notes payable - short term (Note 3)	2,236	2,812
Total warrant derivative liability	$145,265	$183,430

Note 6 – Warrants

The following table summarizes warrant activity for the six months ended June 30, 2017:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2016	2,517,771	$5.34
Issued for extension of notes payable (Note 3)	—	—
Issued for extension of line-of-credit (Note 3)	—	—
Exercised/forfeited	—	—

Outstanding and exercisable at June 30, 2017	2,517,771	$5.34

The weighted average term of all outstanding common stock purchase warrants was 4.4 years as of June 30, 2017. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of June 30, 2017.

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

Nicaraguan Concessions

The Company is in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of June 30, 2017. Specifically, the Company is in default of the following requirements: 1) the drilling of at least one exploratory well on the Perlas Block during 2016; 2) the shooting of additional seismic on the Tyra Block during 2016; 3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; 3) payment of the 2016 and 2017 area fees required for both the Perlas and Tyra which total $83,351; and 4) payment of the 2016 and 2017 training fees required for both the Perlas and Tyra totaling $150,000. The Company is seeking to extend, renew and/or renegotiate the Nicaraguan Concessions with the Nicaraguan government at June 30, 2017 in order to cure the defaults. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and the ultimate terms of if the Company is successful. The Company is currently pursuing meetings with Nicaraguan Government officials in order to address the pending defaults.

The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016 and 2017; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due including the $1.0 million December 2013 Note, and the two notes payable totaling $85,000, which currently are in technical default and resolution of the Replacement Note matter. These are substantial operational and financial issues that must be successfully addressed during 2017 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

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

Minimum Work Program – Perlas

Block Perlas – Exploration Minimum Work Commitment and Relinquishments

Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period1	2	- Environmental Impact Study - Acquisition & interpretation of 333km of new 2D seismic - Acquisition, processing & interpretation of 667km of new 2D seismic (or equivalent in 3D)	26km2	$443,100
Sub-Period 2 Optional	1	- Acquisition, processing & interpretation of 200km2 of 3D seismic	53km2	$1,356,227
Sub-Period 3 Optional	1	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is Shallower	80km2	$10,220,168
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,397,335

Minimum Work Program – Tyra

Block Tyra – Exploration Minimum Work Commitment and Relinquishments

Exploration Period (6 Years)	Duration (Years)	Work Commitment	Relinquishment	Irrevocable Guarantee
Sub-Period1	1.5	- Environmental Impact Study - Acquisition & interpretation of 667km of existing 2D seismic - Acquisition of 667km of new 2D seismic (or equivalent in 3D)	26km2	$408,450
Sub-Period 2 Optional	0.5	- Processing & interpretation of the 667km 2D seismic (or equivatlent in 3D) acquired in the previous sub-period	40km2	$278,450
Sub-Period 3 Optional	2	- Acquisition, processing & interpretation of 250km2 of new 3D seismic	160km2	$1,818,667
Sub-Period 4 Optional	2	- Drilling of one exploration well to the Cretaceous or 3,500m, whichever is shallower - Geochemical analysis	All acreage except areas with discoveries	$10,418,667

Contractual and Fiscal Terms

Training Program	US $50,000 per year, per block
Area Fee	Years 1-3	$0.05	/hectare
	Years 4-7	$0.10	/hectare
	Years 8 & forward	$0.15	/hectare
Royalties	Recovery Factor 0 – 1.5	Percentage 5%
	1.5 – 3.0	10%
	>3.0	15%

Natural Gas Royalties	Market value at production	5%
Corporate Tax	Rate no higher than 30%
Social Contribution	3% of the net profit (1.5% for each autonomous region)
Investment Protection		ICSID arbitration OPIC insurance

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of prior to June 30, 2017; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of June 30, 2017 and December 31, 2016 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement, dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of June 30, 2017 and December 31, 2016, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 9 – Related Party Transactions

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services and was not billed for any such services during the six months ended June 30, 2017 and 2016. The amount due to the CFO’s firm for services previously provided was $762,407 at June 30, 2017 and December 31, 2016, and is included in accrued liabilities at both dates.

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

As of June 30, 2017 and December 31, 2016, the Company had accrued compensation to its officers and directors of $1,711,208 and $1,601,208, respectively.

The Company entered into a line-of-credit facility on September 23, 2013 that provided it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $75,000 at August 28, 2015 and an initial maturity of November 28, 2013. The line of credit was convertible to common stock at a rate of $5.00 per share. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility was unsecured, bore interest at 8% per annum, and was renewed at its maturity several times until it was paid in full on its extended maturity date on November 28, 2016. In consideration for the origination of the line of credit facility and the various renewals, the Company granted the lender common stock purchase warrants. On February 28, 2016 the Company extended the line-of-credit expiration date to May 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on February 28, 2021. On May 28, 2016 the Company extended the line-of-credit expiration date to August 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on May 28, 2021. On August 28, 2016, the Company extended the line-of-credit expiration date to November 28, 2016 and issued a warrant to purchase 10,000 common shares at an exercise price of $5.00 per share, which warrants were immediately exercisable and expire on August 28, 2021.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have substantial obligations to a number of third parties, including our December 2013 in the original principal amount of $1,050,000 due in April 2016 and the Replacement Note we have been requested to execute in May 2017 and due May 2018, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to continue our exploration and development efforts on the Nicaraguan Concessions, including our defaults under the letter of credit and other requirements of the Nicaraguan Concessions to maintain our rights to the Concessions, and there can be no assurances we will be able to obtain the necessary waivers or revised compliance terms or do so on a basis favorable to us to maintain the Nicaraguan Concessions; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator which we may not be able to obtain; (vii) we may not have sufficient resources to conduct required seismic mapping on our Nicaraguan Concessions; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded through the Pink Sheets, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have significant effect on us and the other stockholders, including Amegy Bank, NA; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock, including sales of shares of common stock issued to the Investor holding the Warrants and upon its conversion of the Replacement Note, if it is issued; (xxii) possible issuance of common stock subject to options and warrants may dilute the interest of stockholders; (xxiii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404 as it may be required; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; and (xxix) whether we will be able to find an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions.

The following information should be read in conjunction with the Condensed Financial Statements and Notes presented elsewhere in this quarterly report on Form 10-Q. See Note 1 – “Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies,” to the Condensed Financial Statements for the Three and Six Months ended June 30, 2017 and 2016.

2017 Operational and Financial Objectives

Corporate Activities

The Nicaraguan Concessions represent our most substantial asset and is the focal point of our business plan. The Company is in default of various provisions of the 30-year Concession for both the Perlas and Tyra blocks as of June 30, 2017, as noted above.

The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future to fund its obligations under the Concessions. The most immediate funding needs include the following: (1) the annual training program and area fees for 2016 and 2017; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the two notes payable totaling $85,000, which currently are in technical default and the Replacement Note, if issued. These are substantial operational and financial issues that the Company must successfully address during 2017 or its ability to satisfy the conditions necessary to remain viable and maintain its Nicaragua Concessions will be in significant doubt. The Company is seeking new outside sources of debt and equity capital in order to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing working capital requirements. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

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

For the Three Months Ended June 30, 2017 and 2016

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

General and Administrative Expenses

General and administrative expenses of $132,512 for the three months ended June 30, 2017 decreased by $16,413, or 11%, from $148,925 in the same period in 2016. The decrease in general and administrative expenses is primarily attributable to a decrease in professional fees primarily legal fees incurred.

Stock-based compensation

Stock-based compensation expenses were $-0- for the three months ended June 30, 2017 as compared to $-0- during the same period in 2016. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers in previous years that vest generally over a two-year period. The Company did not grant any stock options in 2017 and 2016. All outstanding stock options were fully vested as of June 30, 2017 as all stock options became fully vested in January 2016. Therefore, there was no stock-based compensation expense during the three months ended June 30, 2017 compared to 2016.

Interest expense

Interest expense remained virtually the same at $29,349 for the three months ended June 30, 2016 compared to $29,493 for the three months ended June 30, 2017.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with of short-term borrowings with high effective interest rates especially as the notes currently in default are negotiated and extended.

Change in Fair Value of Secured Convertible Note

We issued the Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note representing the remaining principal balance of $2,197,231 to replace the Convertible Note. The Company has recorded the fair value of the Convertible Notes assuming that the remaining par value is $2,197,231 as asserted by the Investor, resulting in a change in the estimated fair value of $1,678,807 during the three months ended June 30, 2017. The Company plans to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration that the Investor only funded $510,000 in the entire transaction, but there can be no assurance that it will be successful in this regard.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2017 and 2016 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to their estimated fair value as of June 30, 2017 and 2016. The mark-to-market process resulted in a gain of $38,808 during the three months ended June 30, 2017 and a loss of $743 during the three months ended June 30, 2016. The increase in the gain recognized is primarily the result of the change in the closing market price of our common stock between the June 30, 2017 ($0.08 per share) and March 31, 2017 ($0.10 per share) compared to the corresponding period in 2016 ($0.07 at June 30, 2016 versus $0.08 at March 31, 2016). Generally, the fair value of the derivative liability declines when the market value of the underlying common stock decreases compared to the derivatives exercise price.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,270,000 as of June 30, 2017, which expire from 2025 through 2030. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the three months ended June 30, 2017 and 2016, the Company realized net losses and it anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforwards, any deferred tax asset at June 30, 2017 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net loss

As a result of the above, we reported a net loss of $1,802,004 for the three months ended June 30, 2017 compared to a net loss of $190,595 for the three months ended June 30, 2016. This represents a deterioration of $1,611,409.

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

The basic and diluted loss per share was $0.23 for the three months ended June 30, 2017, for the reasons previously noted. The basic and diluted loss per share was $0.03 for the three months ended June 30, 2016. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2017 and 2016 because the exercise price of the stock options and warrants were substantially higher than market price in 2017 and 2016 and the net loss reported for both periods. Potential shares of common stock as of June 30, 2017 that have been excluded from the computation of diluted net loss per share amounted to 2,897,221 shares, which included 2,517,771 outstanding warrants and 379,450 outstanding stock options.

For the Six Months Ended June 30, 2017 and 2016

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

General and Administrative Expenses

General and administrative expenses of $262,375 for the six months ended June 30, 2017 increased by $30,879, or 13.3%, from $231,496 in the same period in 2016. The increase in general and administrative expenses is primarily attributable to an increase in professional fees primarily audit fees, related to the annual audit and various filings with the Securities and Exchange Commission.

Stock-based compensation

Stock-based compensation expenses was $-0- for the six months ended June 30, 2017 compared to $7,598 during the same period in 2016. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers in previous years that vest generally over a two-year period. The Company did not grant any stock options in 2017 and 2016. All outstanding stock options are fully vested as of June 30, 2017 as all stock options became fully vested in January 2016.

Interest expense

Interest expense decreased to $57,687 for the six months ended June 30, 2017 as compared to $107,518 for the six months ended June 30, 2016. The decrease is the result of the debt discount becoming fully amortized in early 2016 as $52,981 was amortized to interest expense in 2016 and $-0- on the 2017 period. The debt discount resulted from the issuance of detachable common stock purchase warrants in connection with short-term borrowings.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with of short-term borrowings with high effective interest rates especially as the notes currently in default are negotiated and extended.

Change in Fair Value of Secured Convertible Note

We issued the Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note representing the remaining principal balance of $2,197,231 to replace the Convertible Note. The Company has recorded the fair value of the Convertible Notes assuming that the remaining par value is $2,197,231 as asserted by the Investor, resulting in a change in the estimated fair value of $1,681,463 during the six months ended June 30, 2017. The Company plans to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration that the Investor only funded $510,000 in the entire transaction, but there can be no assurance that it will be successful in this regard.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2017 and 2016 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to their estimated fair value as of June 30, 2017 and 2016. The mark-to-market process resulted in a gain of $38,165 during the six months ended June 30, 2017 compared to a gain of $117,768 during the six months ended June 30, 2016. The decrease in the gain recognized is primarily the result of the change in the closing market price of our common stock between the June 30, 2017 ($0.08 per share) and December 31, 2016 ($0.10 per share) compared to the corresponding period in 2016 ($0.07 at June 30, 2016 versus $0.16 at December 31, 2015). Generally, the fair value of the derivative liability declines when the market value of the underlying common stock decreases compared to the derivatives exercise price.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,270,000 as of June 30, 2017, which expire from 2025 through 2030. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the six months ended June 30, 2017 and 2016, the Company realized net losses and the Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforwards, any deferred tax asset at June 30, 2017 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net loss

As a result of the above, we reported a net loss of $1,963,360 for the six months ended June 30, 2017 compared to a net loss of $293,628 for the six months ended June 30, 2016. This represents a deterioration of $1,669,732.

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

The basic and diluted loss per share was $0.25 for the six months ended June 30, 2017, for the reasons previously noted. The basic and diluted loss per share was $0.06 for the six months ended June 30, 2016. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the six months ended June 30, 2017 and 2016 because the exercise price of the stock options and warrants were substantially higher than market price in 2017 and 2016 and the net loss reported for both periods. Potential shares of common stock as of June 30, 2017 that have been excluded from the computation of diluted net loss per share amounted to 2,897,221 shares, which included 2,517,771 outstanding warrants and 379,450 outstanding stock options.

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

On May 7, 2015, the Company completed the May 2015 Private Placement of $12.0 million Secured Convertible Note and a Warrant exercisable to purchase 1,800,000 shares of the Company’s common stock with an institutional investor. At the closing of the May 2015 Private Placement, the investor acquired the Convertible Note by paying $450,000 in cash and issuing the Investor Note, secured by cash, with a principal amount of $9,550,000. The Company used the initial proceeds from the closing to retire certain outstanding obligations, including the 2015 area and training fees of approximately $155,000 owed to the Nicaraguan government relating to its Nicaragua Concessions, and to provide additional working capital.

The Convertible Note was to mature on the three-year anniversary of its issuance, bore interest at 8% per annum, and was convertible at any time at the option of the holder into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). As a part of the May 2015 Private Placement, the Company issued a Warrant to the investor giving it the right to purchase up to an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The Warrant is exercisable commencing six months from the date of issuance for a period of seven years from the date of issuance.

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

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note representing the remaining principal balance of $2,197,231 to replace the Convertible Note. The Company has recorded the fair value of the Convertible Notes assuming that the remaining par value is $2,197,231 as asserted by the Investor, resulting in a change in the estimated fair value of $1,681,463 during the six months ended June 30, 2017. The Company plans to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration that the Investor only funded $510,000 in the entire transaction, but there can be no assurance that it will be successful in this regard.

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

In summary, as of June 30, 2017, the following debt was outstanding: (i) $200,000 on our convertible promissory note, which is due November 7, 2017; (ii) $40,000 on our convertible promissory note, which is due April 19, 2018; (iii) the two promissory notes in the total principal amount of $85,000, which matured in October 2016 and are currently in technical default; (iv) the Replacement Note, if issued, with a fair value of $1,822,791, which is due in monthly installment payments through May 2018 either in cash or stock; and (v) the December 2013 Note in the principal amount of $1,000,000, which was due in April 2016 and is currently in technical default. We are seeking to extend the maturity date to cure the technical defaults; however, there can be no assurance that we will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions. We intend to seek additional capital through the sale of equity or short-term debt financing to provide the funds necessary to meet our obligations when they come due and to provide working capital to fund normal operations, although we can provide no assurances that we will be successful in this regard. Our current financial condition has made traditional bank loans and normal financing terms unattainable; therefore, we may find it necessary to continue with the type of short-term borrowings with high effective interest rates that we have used in the past.

The Company is in default of various provisions of the 30-year Concessions for both Perlas and Tyra blocks as of June 30, 2017, as noted earlier. The Company is currently pursuing meetings with Nicaraguan Government officials in order to address the pending defaults.

The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016 and 2017; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due including the $1.0 million December 2013 Note, and the two notes payable totaling $85,000, which currently are in technical default, and the Replacement Note, if issued. These are substantial operational and financial issues that must be successfully addressed during 2017 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of June 30, 2017, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement, dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of June 30, 2017 and December 31, 2016, which management believes is sufficient to provide for the ultimate resolution of this dispute.

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

During July 2015 the Company borrowed a total of $85,000 under an unsecured credit facility with two private, third-party lenders which facility has an outstanding principal balance of $85,000 as of June 30, 2017. The facility is represented by promissory notes that matured in October 2016, and is currently in technical default. The Company is seeking an extension of the maturity dates; however, there can be no assurance that it will be able to obtain extensions or what the final terms will be if the lenders agree to such extensions. The Company and its lenders are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes.

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	August 14, 2017
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	August 14, 2017
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

Index of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

