Form 10-K
period 2017-12-31
INFINITY ENERGY RESOURCES, INC
filed 2018-04-02
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.0001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2017, the aggregate market value of the Registrant’s common equity held by non-affiliates, computed by reference to the closing price on June 30, 2017 ($0.08 per share) was $613,366.

The number of shares of our common stock outstanding as of March 26, 2018 is 7,712,569.

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

On March 5, 2009, we signed the contracts granting us the Perlas and Tyra concession blocks offshore Nicaragua (the “Nicaraguan Concessions” or “Concessions”). Since our acquisition of the Nicaraguan Concessions, we have conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over our Perlas and Tyra concession blocks. In April 2013, the Nicaraguan government formally approved our Environmental Impact Assessment, at which time we commenced significant activity under the initial work plan involving the acquisition of new seismic data on the two Nicaraguan Concessions. We undertook seismic shoots during late 2013 that resulted in the acquisition of new 2-D and 3-D seismic data and have reviewed it to select initial drilling sites for exploratory wells.

The Company is in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2017, including (1) the drilling of at least one exploratory well on the Perlas Block during 2016 and 2017; (2) the shooting of additional seismic on the Tyra Block during 2016 and 2017; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016 and 2017 area fees required for both the Perlas and Tyra which total approximately $115,000; and (5) payment of the 2016 and 2017 training fees required for both the Perlas and Tyra totaling approximately $200,000. The Company is seeking to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company.

The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016 and 2017 and the upcoming amounts for 2018 which are due in March 2018; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the three notes payable totaling $285,000, which are in technical default and the Replacement Note, if issued. These are substantial operational and financial issues that must be successfully addressed during 2018 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt. There can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

The Company is seeking new outside sources of debt and equity capital to fund the substantial needs enumerated above, as well as satisfying its existing debt obligations. The Company is attempting to obtain extensions of the maturity date for its debt; however, there can be no assurance that it will be able to do so or what the final terms will be if the lenders agree to such extensions.

The Company is also exploring the possibility of obtaining financing, conversion and/or compromise of existing indebtedness and satisfaction of other outstanding obligations to third parties and those relating to the Nicaraguan Concessions through a possible combination or merger with a private entity involving the issuance of the Company’s equity, stock options and warrants to such entity or its owners (the “Merger Alternative”). The Company and such entity are in discussions, conducting due diligence and exploring the feasibility of a possible transaction. They have not entered into negotiations regarding a definitive agreement. There can be no assurance that the parties will enter into a definitive agreement or ultimately close a transaction or on what terms.

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

Recent Developments

Senior Convertible Note and Warrant Private Placement

On May 7, 2015 we completed the private placement with an institutional investor of a $12.0 million principal amount Senior Convertible Note (the “Convertible Note”) and a Warrant (the “Warrant”) exercisable to purchase 1,800,000 shares of our common stock (the “May 2015 Private Placement”). The Convertible Note ranks senior to our existing and future indebtedness and is secured by all our assets, excluding the Nicaraguan Concessions. At the closing, such investor acquired the Convertible Note by paying $450,000 in cash and issuing a secured promissory note, secured by cash, with an aggregate initial principal amount of $9,550,000 (the “Investor Note”). Assuming all amounts payable to us under the Investor Note were paid without any offset or default, the May 2015 Private Placement would have resulted in gross proceeds of $10.0 million before Placement Agent fees and other expenses associated with the transaction, subject to the satisfaction of certain conditions. We used the initial proceeds from the closing to retire certain outstanding obligations, including delinquent 2015 area and training fees of approximately $155,000 owed to the Nicaraguan government relating to our Nicaragua Concessions, and to provide additional working capital.

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver a new convertible note (the “Replacement Note”) with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The Replacement Note provides for a one-year maturity from May 7, 2017, a conversion price of $0.50 per share and is due in monthly installment payments through May 2018 either in cash or stock, among other terms. The Company is negotiating with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration that the Investor only funded $510,000 in the entire transaction, but there can be no assurance that it will be successful in this regard.

 Business Strategy

Our principal objective is to create stockholder value through the development of our Nicaraguan Concessions. We commenced significant activity under the initial work plan and received formal governmental approval of the environmental study in 2013. We have used previously existing reprocessed 2-D seismic data to identify or evaluate the prospects. We had additional 2-D and 3-D seismic mapping done on the Concessions to provide additional data. We have reviewed the data to evaluate the potential oil and gas producing structures and select initial drilling sites for exploratory wells. We have not moved forward due to insufficient capital and necessary Nicaraguan government approvals.

 We intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any. To this end we completed the May 2015 Private Placement described below. We continue to seek new outside sources of debt and equity capital in order to fund the substantial needs enumerated above and are pursuing the Merger Alternative; however, there can be no assurance that we will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet our requirements relative to drilling the exploratory wells or meet our other obligations or effect a transaction under the Merger Alternative. Finally, we plan to continue seeking joint venture or working interest partners for exploratory drilling operations on the Nicaraguan Concessions. In this connection we may seek offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations or other strategic partnership.

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

During late December 2013, we completed the 2-D seismic survey activities in the area as required under both Nicaraguan Concessions at that point. We believe that the newly acquired 2-D seismic data, together with the previously acquired reprocessed 2-D seismic, has helped us to further evaluate the structures that were previously identified with 2-D seismic in the Eocene Zone. Our geological consultants have estimated that these Eocene structures may contain recoverable hydrocarbons (principally oil) in place. In addition, the new 2-D seismic acquired in 2013 provided our first geological information regarding the potential for oil resources in the Cretaceous Zone, which we could not evaluate using less precise older 2-D seismic mapping. We have identified multiple promising sites on the Perlas Block for exploratory drilling and are planning the drilling of initial exploratory wells to determine the existence of commercial hydrocarbon reserves. We believe that we have performed all work necessary to proceed to Sub-Period 3 for the Perlas Block as defined in the Nicaraguan Concessions, which required the drilling of at least one exploratory well on the Perlas Block in 2016. We must first prepare and submit a supplemental EIA to the Nicaraguan government before the drilling permit can be issued on the Perlas Block.

The Nicaraguan Government has yet to receive the EIA supplement and may or may not issue the drilling permit; given the status of the Nicaraguan Concessions. The Company will likely have to negotiate with Nicaraguan government new terms and deadlines with regard to the Concessions. However, there can be no assurance that the Company will be able to negotiate new terms and deadlines with the Nicaraguan Government in order ot maintain the concessions.

Costs incurred during the year ended December 31, 2017 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2017
Property acquisition costs:
Proved	$—
Unproved
Total property acquisition costs	—
Development costs	—
Exploration costs	170,274
Total costs	$170,274

Exploration costs during the year ended December 31, 2017 primarily related to area concession and training fees to be paid to the Nicaraguan Government for 2017. All costs related to the Nicaraguan Concessions have been expensed as incurred during the year ended December 31, 2017 as the Concessions are in default status and the Nicaraguan Concession assets are considered to be impaired and fully reserved as of December 31, 2017 and 2016.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

	December 31,
	2017	2016

Proved oil and gas properties	$—	$—
Unproved oil and gas properties	10,685,404	10,685,404
Total	10,685,404	10,685,404
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 3)	(964,738)	(964,738)
Less accumulated impairment charge on oil and gas properties	(9,720,666)	(9,720,666)
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$—

Management has performed its impairment tests on its oil and gas properties as of December 31, 2017 and 2016, has concluded that a full impairment reserve should be provided on the costs capitalized for its unproved oil and gas properties consisting solely of the Nicaraguan Concessions. Therefore, an impairment charge of $9,720,666 was charged to operations during the year ended December 31, 2015 which reduced the carrying amount of oil and gas properties to zero. The Nicaraguan Concessions remained fully impaired as of December 31, 2017 and 2016. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. This may provide substantial impediments for the Company and its ability to obtain adequate financing to fund the exploration and development of its Nicaraguan projects and the overall economic viability of the Concessions should hydrocarbons be discovered in commercial quantities.

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

The environmental and land use laws and regulations affecting oil and natural gas operations have been changed frequently in the past, and in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures to remain in compliance. Failure to comply with these requirements can result in civil and/or criminal fines and liability for non-compliance, clean-up costs and other environmental damages. It is also possible that unanticipated developments or changes in law could cause us to make environmental expenditures significantly greater than those we currently expect.

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

Subsequent to the initial award of the Nicaraguan Concessions in 2003, we negotiated a number of key terms and conditions of an exploration and production contract covering the approximate 1.4 million acre Tyra (approximately 826,000 acres in the north) and Perlas (approximately 560,000 acres in the south) concession areas offshore Nicaragua. The contract, which was finalized in 2009, contemplates an exploration period of up to six years with four sub-phases and a production period of up to 30 additional years (with a potential five-year extension). We submitted an environmental study in 2011, which was approved in April 2013 by the Nicaraguan government which allowed us to commence our exploration activities. We have acquired new specific geological information from the acquisition of new 2-D and 3-D seismic studies during 2013 and 2014 along with the reprocessing and additional evaluation of existing 2-D seismic data over the Perlas and Tyra Concession blocks. We are in default of several requirements of the minimum work programs under of the Nicaraguan Concession and may not be able to retain the Concessions unless we are successful in obtaining extensions, renewals or the renegotiation of the terms of the Concession Agreements for the Perlas and Tyra blocks. We are pursuing negotiations with Nicaraguan Government officials to address the pending defaults.

Proved Reserves Reporting

We had no proved reserves as of December 31, 2017 and 2016.

Production, Prices and Production Costs

We had no production during the years ended December 31, 2017 or 2016.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the costs we incurred in the purchase of proved and unproved properties and in development and exploration activities in Nicaragua:

	2017	2016
Property acquisition costs:
Proved	$—	$—
Unproved		—
Total property acquisition costs	—	—
Development costs	—	—
Exploration costs	170,274	165,511

Total costs	$170,274	$165,511

Exploration costs during the years ended December 31, 2017 and 2016 are primarily attributable to area fees and training costs required to be paid to the Nicaraguan government.

There were no development, exploration or acquisition costs incurred during 2017 and 2016 on our domestic properties.

Drilling Activity

We had no drilling activity during the years ended December 31, 2017 or 2016.

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases we held as of December 31, 2017.

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

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers have potential liability regarding the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore, to the extent they might occur, these liabilities are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is included in the asset retirement obligation on the accompanying balance sheets.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2017 and 2016, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Infinity’s common stock trades on the Over-the-Counter QB Tier Market (OTCQB) under the symbol “IFNY” The following table sets forth the high and low closing bid prices for Infinity’s common stock as reported by the OTCQB. The closing price of the common stock on March 26, 2018 was $0.06 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2017	High	Low
1st Quarter	$0.10	$0.06
2nd Quarter	$0.11	$0.05
3rd Quarter	$0.10	$0.05
4th Quarter	$0.09	$0.05

Year Ended December 31, 2016	High	Low
1st Quarter	$0.25	$0.08
2nd Quarter	$0.13	$0.02
3rd Quarter	$0.09	$0.03
4th Quarter	$0.14	$0.03

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

Holders of Common Stock

At December 31, 2017, there were approximately 145 stockholders of record of our common stock.

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

At the Annual Meeting of Stockholders held on September 25, 2015 the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares for issuance under the Plan.

As of December 31, 2017, 500,000 shares were available for future grants under the 2015 Plan as all other Plans have now expired.

The following table sets forth certain information regarding our stock option plans as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	37,350	$3.46	500,000
Option grants not issued under a plan approved by stockholders	339,600	41.59	n/a
Total	376,950	$37.82	500,000

Recent Issuances of Unregistered Securities

During the year ended December 31, 2017, the Company conducted the following unregistered sales of equity securities:

●	On April 20, 2017, it borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note requires no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum. The promissory note is convertible at the holder’s option at $5.00 per share. The Company used the loan proceeds for general working capital purposes and paid no compensation to any party in connection with the promissory note. It relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the credit facility and warrants.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have substantial obligations to a number of third parties, including but not limited to, our December 2013 promissory note in the original principal amount of $1,050,000 due in April 2016, which is in technical default, and the Replacement Note, which we are contesting; and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to meet our obligations under the Nicaraguan Concessions, and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator that we may not be able to obtain; (vii) we do not have sufficient resources to conduct required seismic mapping or drilling on our Nicaraguan Concessions, are in technical default on various requirements of the Concessions, may forfeit our rights to the Concessions unless we can renegotiate their requirements and terms; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have a significant effect on us and the other stockholders, including Amegy Bank, NA; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock, including sales of shares of common stock that may be issued to the holder of the Replacement Note upon its conversion; (xxii) possible issuance of common stock subject to options and warrants may dilute the interest of stockholders; (xxiii) whether the Merger Alternative will result in a transaction; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; (xxix) whether we will be able to renegotiate or extend the terms of the Nicaraguan Concessions, and on terms favorable to us, or otherwise maintain our interest in the Concessions; and (xxx) whether we will obtain an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions if we do obtain extensions or renegotiation of the terms of the Concessions.

The following information should be read in conjunction with the Financial Statements and Notes presented elsewhere in this annual report on Form 10-K. See Note 1 – “Summary of Significant Accounting Policies,” to the Financial Statements for the Years Ended December 31, 2017 and 2016.

2017 Operational and Financial Objectives

Corporate Activities

The Nicaraguan Concessions represent our most substantial asset and is the focal point of our business plan. The Company is in default of various provisions of the 30-year Concession for both the Perlas and Tyra blocks as of December 31, 2017, as noted above.

The Company is in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2017, including (1) the drilling of at least one exploratory well on the Perlas Block during 2016 and 2017; (2) the shooting of additional seismic on the Tyra Block during 2016 and 2017; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016 and 2017 area fees required for both the Perlas and Tyra which total approximately $115,000; and (5) payment of the 2016 and 2017 training fees required for both the Perlas and Tyra totaling approximately $200,000. The Company is seeking to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016 and 2017 and the upcoming amounts for 2018 which are due in March 2018; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the three notes payable totaling $285,000, which are in technical default and the Replacement Note, if issued. These are substantial operational and financial issues that must be successfully addressed during 2017 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

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

The Company is seeking new outside sources of debt and equity capital to fund the substantial needs enumerated above, as well as satisfying its existing debt obligations. The Company is attempting to obtain extensions of the maturity date for its debt; however, there can be no assurance that it will be able to do so or what the final terms will be if the lenders agree to such extensions.

The Company is also exploring the possibility of obtaining financing, conversion and/or compromise of existing indebtedness and satisfaction of other outstanding obligations to third parties and those relating to the Nicaraguan Concessions through the Merger Alternative. The Company and such entity are in discussions, conducting due diligence and exploring the feasibility of a possible transaction. They have not entered into negotiations regarding a definitive agreement. There can be no assurance that the parties will enter into a definitive agreement or ultimately close a transaction or on what terms.

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

For the Years Ended December 31, 2017 and 2016

Results of Operations

Revenue

The Company had no revenues in either 2017 or 2016 because it focused solely on the pursuit of the exploration, development, financing and maintenance of the Nicaraguan Concessions.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2017 or 2016. The Company sold its investment in Infinity-Texas in July 2012 and held no developed or undeveloped oil and gas properties in the United States in 2017 and 2016.

The Company has no current or planned domestic exploration and development activities. It is not actively working on any domestic property, focusing instead on the exploration, development and financing of the Nicaraguan Concessions.

 General and Administrative Expenses

General and administrative expenses of $469,231 for the year ended December 31, 2017 increased $25,507, or 5.7%, from $443,724 in the same period in 2016. The increase in general and administrative expenses is primarily attributable to an increase of $16,608 in accounting and auditing fees associated with our routine reporting to the SEC and a $4,764 increase expenses related to our Nicaraguan oil and gas concessions.

Stock-based compensation

Stock-based compensation expenses totaled $-0- during the year ended December 31, 2017 compared to $7,598 for the year ended December 31, 2016. The Company has had minimal resources to pay employees, consultants and other service providers. Therefore, it has issued stock options to compensate and motivate its officers, directors and other service providers in previous years that vest generally over a two-year period. The Company did not grant any stock options in 2017 and 2016. The significant decrease in stock-based compensation expense in 2017 compared to 2016 is attributable to the full vesting of the January 2014 stock option grant in January 2016, which reduced the related amortization during the year ended December 31, 2017 compared to 2016. All outstanding stock options are fully vested as of December 31, 2017.

Interest expense

Interest expense decreased from $159,907 for the year ended December 31, 2016 to $115,782 for the year ended December 31, 2017. This significant decrease is attributable to the Company amortizing less debt issuance discount in 2017 compared to 2016. In previous years the Company issued short-term notes payable at various dates and extended their maturities by paying additional compensation to the lenders chiefly in the form of warrants. The fair value of the warrants issued to the note holders at the origination and extension dates of the short-term promissory notes was recorded as a discount on the related debt. Amortization of the value of the warrants and revenue sharing interests granted to the holders resulted in a substantial increase in the overall effective borrowing costs during the year ended December 31, 2016 compared to the same period in 2017. Discount amortization represents a non-cash expense and totaled $-0- and $53,510 of total interest expense recognized during the year ended December 31, 2017 and 2016, respectively. Most of these short-term notes have matured and are in default as of December 31, 2017.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company may find it necessary to continue with these types of short-term borrowings with high effective interest rates.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2017 and 2016 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, we adjusted the value of the outstanding derivative liabilities to their estimated fair value as of December 31, 2017 and 2016. The mark-to-market process resulted in a gain of $79,247 during the year ended December 31, 2017 and a gain of $27,804 during the year ended December 31, 2016. The increase in the gain recognized is primarily the result of the more significant percentage reduction in the closing market price of our common stock between the December 31, 2016 ($0.10 per share) and December 31, 2017 ($0.06 per share) compared to the corresponding period in 2016 ($0.10) at December 31, 2016 versus ($0.16) at December 31, 2016. Generally, the fair value of the derivative liability declines when the market value of the underlying common stock decreases compared to the derivatives exercise price. In addition, the value of the derivatives tend to decline as the period of time until termination declines.

Change in Fair Value of Secured Convertible Note

We issued the Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note representing the remaining principal balance of $2,197,231 to replace the Convertible Note. The Company has recorded the fair value of the Convertible Notes assuming that the remaining par value is $2,197,231 as asserted by the Investor, resulting in a change in the estimated fair value of $1,905,109 during the year ended December 31, 2017 compared to a change of $63,063 for the 2016 period. The Company plans to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration that the Investor only funded $510,000 in the entire transaction, but there can be no assurance that it will be successful in this regard.

Income Tax

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,475,000 as of December 31, 2017, which expire from 2025 through 2037. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

For the years ended December 31, 2017 and 2016, the Company realized net losses and the Company anticipates operating losses and additional tax losses for the foreseeable future and does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforwards, any deferred tax asset at December 31, 2017 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

Net loss

As a result of the above, we reported a net loss of $2,410,875 for the year ended December 31, 2017 compared to a net loss of $646,488 for the year ended December 31, 2016. This represents a deterioration of $1,764,387.

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

The basic and diluted loss per share was $0.31 for the year ended December 31, 2017, for the reasons previously noted. The basic and diluted loss per share was $0.10 for the year ended December 31, 2016. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2017 and 2016 because the exercise prices of the stock options and warrants were substantially higher than market price in 2017 and the net loss reported for both years. Potential shares of common stock as of December 31, 2017 that have been excluded from the computation of diluted net loss per share amounted to 2,882,721 shares, which included 2,505,771 outstanding warrants and 376,950 outstanding stock options.

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

In November 2016, the Company issued a $200,000 convertible promissory note which requires no principal or interest payments until its November 2017 maturity date and bears 8% interest. The proceeds of this note were used to retire the Company’s line-of-credit upon its maturity in November 2017 and for general working capital purposes.

In April 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note requires no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum.

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

In summary, as of December 31, 2017, the following debt was outstanding: (i) $40,000 on our convertible promissory note, which is due April 19, 2018; (ii) $200,000 on our convertible promissory note, which matured on November 7, 2017 and are currently in technical default; (iii) the two promissory notes in the total principal amount of $85,000, which matured in October 2016 and are currently in technical default; (iv) the Replacement Note with a fair value of $2,046,437 which matures in May 2018 and is due in monthly installment payments either in cash or stock; and (v) and the December 2013 Note in the principal amount of $1,000,000, which was due in April 2016 and is currently in technical default. We are seeking to extend the maturity date to cure the technical defaults; however, there can be no assurance that we will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions. We intend to seek additional funding from all available resources including under the Investor short-term debt financings to provide the funds necessary to pay-off our obligations when they come due and to provide working capital to fund normal operations, although we can provide no assurances that we will be successful in this regard. Our current financial condition has made traditional bank loans and normal financing terms unattainable; therefore, we may find it necessary to continue with the type of short-term borrowings with high effective interest rates that we have used in the past.

The Company is in default of various provisions of the 30-year Concessions for both Perlas and Tyra blocks as of December 31, 2017, as noted earlier. The Company is currently pursuing meetings with Nicaraguan Government officials in order to address the pending defaults.

The Company must raise substantial amounts of debt and equity capital from available sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016, 2017 and 2018 which is becomes due in March 2018; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2018 or 2019; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due including the $1.0 million December 2013 Note, the $2,046,437 due in 2018 representing the May 2015 Private Placement and the various short-term notes payable totaling $325,000, which mature In early 2018 or are currently in technical default. These are substantial operational and financial issues that must be successfully addressed during 2018 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

The Company will need to obtain funding in 2018 to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

The Company is seeking new outside sources of debt and equity capital to fund the substantial needs enumerated above, as well as satisfying its existing debt obligations. The Company is attempting to obtain extensions of the maturity date for its debt; however, there can be no assurance that it will be able to do so or what the final terms will be if the lenders agree to such extensions.

The Company is also exploring the possibility of obtaining financing, conversion and/or compromise of existing indebtedness and satisfaction of other outstanding obligations to third parties and those relating to the Nicaraguan Concessions through the Merger Alternative. The Company and such entity are in discussions, conducting due diligence and exploring the feasibility of a possible transaction. They have not entered into negotiations regarding a definitive agreement. There can be no assurance that the parties will enter into a definitive agreement or ultimately close a transaction or on what terms.

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

Item 8. Financial Statements and Supplementary Data.

Infinity Energy Resources, Inc.

Financial Statements and Accompanying Notes

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors ad Stockholders of

Infinity Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Infinity Energy Resources, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has suffered recurring losses, has no on-going operations, is in default of its obligations under the Nicaraguan oil and gas concessions and has a significant working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014. New York, New York April 2, 2018

INFINITY ENERGY RESOURCES, INC.

Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$6,255	$12,339

Total current assets	6,255	12,339

Total assets	$6,255	$12,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,005,405	$5,965,329
Accrued liabilities (including $788,520 due to related party at December 31, 2017 and 2016)	3,544,361	3,161,290
Income tax liability	150,000	150,000
Accrued interest	393,151	277,369
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	2,046,437	91,736

Convertible notes payable-short term	1,325,000	1,285,000
Total current liabilities	15,180,357	12,646,727

Secured convertible note payable-long term	—	49,592
Derivative liabilities	104,183	183,430
Total long-term liabilities	15,284,540	233,022
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; No shares issued or outstanding as of December 31, 2017 and 2016	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 7,712,569 shares at December 31, 2017 and 2016	771	771
Additional paid-in capital	109,080,273	109,080,273
Accumulated deficit	(124,359,329)	(121,948,454)
Total stockholders’ deficit	(15,278,285)	(12,867,410)
Total liabilities and stockholders’ deficit	$6,255	$12,339

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Operations

	For the Year Ended December 31,
	2017	2016
Operating expenses:
General and administrative expenses	$469,231	$443,724
Stock-based compensation	—	7,598
Total operating expenses	469,231	451,322

Operating loss	(469,231)	(451,322)

Other income (expense):
Interest expense	(115,782)	(159,907)
Change in derivative fair value	79,247	27,804
Change in fair value of senior convertible note payable	(1,905,109)	(63,063)

Total other income (expense)	(1,941,644)	(195,166)

Loss before income taxes	(2,410,875)	(646,488)
Income tax benefit (expense)	—	—

Net loss	$(2,410,875)	$(646,488)

Net loss per share – basic and diluted	$(0.31)	$(0.10)

Weighted average shares outstanding – basic and diluted	7,712,569	6,498,312

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Changes in Stockholders’ Deficit

Years ended December 31, 2017 and 2016

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	3,125,570	$313	$108,840,102	$(121,301,966)	$(12,461,551)

Stock based compensation	—	—	7,598	—	7,598

Common stock purchase warrants issued for debt issuance costs	—	—	1,212	—	1,212

Common stock issued for principal payments on senior convertible note payable	4,281,477	428	222,236	—	222,664

Common stock issued for interest payments on senior convertible note payable	305,522	30	9,125	—	9,155

Net loss	—	—	—	(646,488)	(646,488)

Balance, December 31, 2016	7,712,569	771	109,080,273	(121,948,454)	(12,867,410)

Net loss	—	—	—	(2,410,875)	(2,410,875)

Balance, December 31, 2017	7,712,569	$771	$109,080,273	$(124,359,329)	$(15,278,285)

See accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Cash Flows

	Years ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,410,875)	$(646,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	7,598
Change in fair value of derivative liability	(79,247)	(27,804)
Change in fair value of senior convertible note	1,905,109	63,439
Amortization of debt discount	—	53,510
Change in operations assets and liabilities:

Increase in accounts payable	40,076	(13,353)
Increase in accrued liabilities	383,071	519,063
Increase in accrued interest	115,782	(114,057)
Net cash used in operating activities	(46,084)	(158,092)

Cash flows from investing activities	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from convertible notes payable	40,000	200,000
Proceeds from issuance of senior convertible notes payable	—	35,000
Net borrowings (repayments) on line-of-credit	—	(68,303)
Net cash provided by financing activities	40,000	166,697

Net (decrease) increase in cash and cash equivalents	(6,084)	8,605

Cash and cash equivalents:
Beginning	12,339	3,734
Ending	$6,255	$12,339
Supplemental cash flow information:
Cash paid for interest	$—	$18,660
Cash paid for taxes	$—	$—
Supplemental noncash disclosures:
Warrant derivatives issued in connection with notes payable and extensions	$—	$851
Issuance of common stock purchase warrants for debt issuance costs	$—	$1,212
Issuance of common stock for principal and interest payments on senior convertible note payable	$—	$231,819

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Financial Statements

December 31, 2017

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

The Company has been pursuing exploration and development of the Nicaraguan Concessions, which represents its principal asset and only exploration and development project. On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity has conducted activities to develop geological information from the processing and evaluation of 2-D seismic data that was acquired for the Nicaraguan Concessions. The Company has identified multiple sites for exploratory drilling and intends to plan the initial exploratory well on the Perlas Block in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells, financing and satisfaction of other conditions. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company had to drill its initial exploratory well during 2016, which did not occur. As a result of this and other defaults, the Company is in default of the Perlas development plan and may lose its rights under the Nicaraguan Concessions. The work plan on the Tyra block now requires the Company to shoot additional seismic prior to the commencement of exploratory drilling. The Company is seeking a waiver of the additional seismic mapping on the Tyra Block and extension of time to complete its initial well from the Nicaraguan government. The Company has not been able to pay the 2016 and 2017 area fees and training fees for both the Perlas and Tyra blocks as required under the Nicaraguan Concessions and is in technical default. The Company is attempting to negotiate extensions, waivers and/or new Perlas and Tyra Concession agreements with the Nicaraguan government at December 31, 2017 to cure such defaults. There can be no assurance whether it will be able to obtain such extensions, waivers and/or new agreements that will cure its various defaults under the Nicaraguan Concessions. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. There can be no assurance whether the Company will be able to cure its various defaults under the Nicaraguan Concessions and obtain adequate financing to fund the exploration and development of its Nicaraguan Concessions.

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

The Company has relied on raising debt and equity capital to fund its ongoing maintenance/expenditure obligations under the Nicaraguan Concession, for its day-to-day operations and its corporate overhead because it has generated no operating revenues or cash flows in recent years. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in technical default and three other notes payable with principal balances of $285,000 as of December 31, 2017 are now in default. The Company is seeking extensions of the maturity date for these notes payable; however, there can be no assurance that it will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions.

The Company is also exploring the possibility of obtaining financing, conversion and/or compromise of existing indebtedness and satisfaction of other outstanding obligations to third parties and those relating to the Nicaraguan Concessions, through a possible combination or merger with a private entity involving the issuance of the Company’s equity, stock options and warrants. The Company and such entity are in discussions, conducting due diligence and exploring the feasibility of a possible transaction. They have not entered into negotiations regarding a definitive agreement. There can be no assurance that the parties will enter into a definitive agreement or ultimately close a transaction or on what terms.

The Company is in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2017, including (1) the drilling of at least one exploratory well on the Perlas Block during 2016 and 2017; (2) the shooting of additional seismic on the Tyra Block during 2016 and 2017; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016 and 2017 area fees required for both the Perlas and Tyra which total approximately $115,000; and (5) payment of the 2016 and 2017 training fees required for both the Perlas and Tyra totaling approximately $200,000. The Company is seeking to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016 and 2017 and the upcoming amounts for 2018 which are due in March 2018; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the three notes payable totaling $285,000, which are in technical default and the Replacement Note, if issued. These are substantial operational and financial issues that must be successfully addressed during 2018 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

The Company is seeking new outside sources of debt and equity capital to fund the substantial needs enumerated above, as well as satisfying its existing debt obligations. The Company is attempting to obtain extensions of the maturity date for its debt; however, there can be no assurance that it will be able to do so or what the final terms will be if the lenders agree to such extensions.

The Company is also exploring the possibility of obtaining financing, conversion and/or compromise of existing indebtedness and satisfaction of other outstanding obligations to third parties and those relating to the Nicaraguan Concessions through a possible combination or merger with a private entity involving the issuance of the Company’s equity, stock options and warrants to such entity or its owners (the “Merger Alternative”). The Company and such entity are in discussions, conducting due diligence and exploring the feasibility of a possible transaction. They have not entered into negotiations regarding a definitive agreement. There can be no assurance that the parties will enter into a definitive agreement or ultimately close a transaction or on what terms.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of December 31, 2017 and 2016, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

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

Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is deducted from the costs to be amortized, and reported as a period expense when the impairment is recognized. All unproved property costs as of December 31, 2017 and 2016 relate to the Nicaraguan Concessions. In assessing the unproved property costs for impairment, the Company takes into consideration various information including: (i) the terms of the Concessions, (ii) the status of the Company’s compliance with the Nicaraguan Concessions’ requirements, (iii) the ongoing evaluation of the seismic data, (iv) the commodity prices for oil and gas products, (v) the overall environment related to oil and gas exploration and development projects for unproven targets in unproven regions of the world, (vi) the availability of financing for financial and strategic partners, and (vii) other factors that would impact the viability of a significant long-term oil and gas exploration and development project.

The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects. The Company has performed its impairment tests as of December 31, 2017 and 2016 and has concluded that a full impairment reserve should be provided on the costs capitalized for the Nicaraguan Concessions oil and gas properties. All costs related to the Nicaraguan Concessions from January 1, 2016 through December 31, 2017 have been charged to operating expenses as incurred.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges, but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of December 31, 2017 and 2016, the Company did not have any proved oil and gas properties, and all unproved property costs relate to its Nicaraguan Concessions.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2017 and 2016 and during the years then ended, the Company had no oil and natural gas derivative arrangements outstanding.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both of the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of December 31, 2017 and 2016 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

December 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$2,046,437	$2,046,437
Derivative liabilities	—	—	104,183	104,183
	$—	$—	$2,150,620	$2,150,620

December 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$141,328	$141,328
Derivative liabilities	—	—	183,430	183,430
	$—	$—	$324,758	$324,758

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the years ended December 31, 2017 and 2016.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $0 at December 31, 2017 and 2016.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of December 31, 2017 and 2016.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements and regulations

 In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. Additionally, this new guidance will require significantly expanded disclosures about revenue recognition.

The Company will adopt the new guidance on January 1, 2018 using the modified retrospective approach, which may result in an adjustment to accumulated deficit for the cumulative effect of applying this standard to contracts in process as of the adoption date. Under this approach, the Company will not revise the prior financial statements presented, but will provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018 as a result of applying the new revenue guidance. This will include a qualitative explanation of the significant changes between the reported results under the revenue standard and the previous guidance.

The Company has substantially completed its assessment of the potential impact this guidance will have on its financial statements and related disclosures. Based on that assessment, the Company currently expects that there will be no impact of this new guidance upon adoption.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The Company adopted this new standard on January 1, 2017 and such adoption did not have any impact on its financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The Company adopted this new standard on January 1, 2017 and such adoption did not have any impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company is evaluating the effects adoption of this guidance will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718).  The objective of ASU 2016-09 is to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, there are changes to minimum statutory withholding requirements, accounting for forfeitures, and accounting for income taxes.  The Company adopted this new standard on January 1, 2017 and elected to account for forfeitures as they occur.

In August 2016, the FASB issued ASU 2016-15, Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows, to create consistency in the classification of eight specific cash flow items. This standard is effective for calendar-year SEC registrants beginning in 2018. The Company is evaluating the effects adoption of this guidance will have on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows.  ASU 2016-18 is effective for the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, and early adoption is permitted. The Company is evaluating the impact of adoption of ASU 2016-18 on its Statements of Cash Flows.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718)-Scope of Modification Accounting, to provide guidance on determining which changes to terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.  The Company is evaluating the effects adoption of this guidance will have on its financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260)-Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of the ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in Part II recharacterize the indefinite deferral of certain provisions of Topic 480 with a scope exception and do not have an accounting effect. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods.  The Company is evaluating the effects adoption of this guidance will have on its financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)-Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to more closely align hedge accounting with entities’ hedging strategies, simplify the application of hedge accounting, and increase the transparency of hedging programs. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods.  The Company is evaluating the effects adoption of this guidance will have on its financial statements.

Reclassifications

Certain amounts in the prior period were reclassified to conform to the current period’s financial statement presentation. These reclassifications had no effect on previously reported net loss or accumulated deficit.

Note 2 – Secured Convertible Note Payable

Secured Convertible Note (the “Note) payable consists of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Secured convertible note payable, at fair value	$2,046,437	$141,328
Less: Current maturities	(2,046,437)	(91,736)

Secured convertible note payable, long-term	$—	$49,592

Following is an analysis of the activity in the secured convertible note during the year ended December 31, 2017:

Amount
Balance at December 31, 2016	$141,328
Funding under the Investor Note during the period	—
Principal repaid during the period by issuance of common stock	—
Change in fair value of secured convertible note during the period	1,905,109

Balance at December 31, 2017	$2,046,437

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

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver a new convertible note (the “Replacement Note”) with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The aggregate outstanding principal balance of $11,687,231 of the Convertible Note included an approximate $2.0 million original issue discount; however, the Investor funded only $510,000 under the Investor Note. The Company has recorded the fair value of the Convertible Note assuming that the remaining par value is $2,197,231 as asserted by the Investor, resulting in a change in the estimated fair value of $1,905,109 during the year ended December 31, 2017. The Replacement Note provides for a one-year maturity from May 7, 2017, a conversion price of $0.50 per share and is due in monthly installment payments through May 2018 either in cash or stock, among other terms. It is to be secured to the same extent as the Convertible Note. The Company plans to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration the Investor’s minimal funding in the entire transaction, but there can be no assurance that it will be successful in this regard.

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

Description of the Financial Accounting and Reporting

The Company elected to account for the Note on its fair value basis, therefore, the fair value of the Note, including its embedded conversion feature, were estimated together utilizing a binomial lattice model on its origination date and the Black-Scholes model at December 31, 2017. Such assumptions included the following:

	Upon Issuance	As of December 31, 2017

Volatility – range	102.6%	301.7%
Risk-free rate	1.00%	1.98%
Contractual term	3.0 years	0.3 years
Conversion price	$5.00	$5.00
Par value of note	$540,000	$2,197,231

The Company received $450,000 of proceeds at the date of issuance and after repayments and additional funding the net principal balance was $129,960 as of December 31, 2017. The fair market value of the Note was estimated to be $682,400 as of the issuance date, $141,328 at December 31, 2016 and $2,046,437 as of December 31, 2017. The net change in fair market value of the Note of $1,905,109 and $63,063 is included in change in fair value of senior secured convertible note payable in the accompanying statement of operations for the years ended December 31, 2017 and 2016, respectively.

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The aggregate outstanding principal balance of $11,687,231 of the Convertible Note included an approximate $2.0 million original issue discount; however, the Investor funded only $510,000 under the Investor Note. The Company has recorded the fair value of the Convertible Notes assuming that the remaining par value is $2,197,231 as asserted by the Investor, resulting in a change in the estimated fair value of $1,905,109 during the year ended December 31, 2017. The Company plans to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration the Investor’s minimal funding in the entire transaction, but there can be no assurance that it will be successful in this regard.

The Warrant issued to purchase 1,800,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. The estimated fair value of the warrant derivative as of December 31, 2017 was $90,519, representing a change of $64,942 from December 31, 2016, which is included in changes in derivative fair value in the accompanying statement of operations for the year ended December 31, 2017. See Note 6.

The warrant to purchase 240,000 shares issued as part of the placement fee in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Changes in the fair value of the warrant derivative liability totaled $8,659 (decrease in the derivative liability) through December 31, 2017, which is included in changes in derivative fair value in the accompanying statement of operations for the year ended December 31, 2017. The warrant derivative liability balance related to such warrants was $12,069 and $20,728 as of December 31, 2017 and December 31, 2016, respectively. See Note 6.

The Company is required to make monthly installment payments in the form of cash, common stock or a combination of both. The Holder suspended such installments during the third and fourth quarters of 2016 and the year ended December 31, 2017.

Note 3 – Debt

Debt consists of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Convertible notes payable, short term:
Note payable, (in default)	$1,000,000	$1,000,000
Note payable (in default)	200,000	200,000
Note payable	40,000	-
Note payable, (in default)	50,000	50,000
Note payable (in default)	35,000	35,000
Total notes payable, short-term	$1,325,000	$1,285,000

Line-of-Credit with Related Party

The Company entered into a line-of-credit facility on September 23, 2013 that provided it with borrowing capacity on a revolving basis up to a maximum of $50,000, which was increased to $75,000 at August 28, 2015 and an initial maturity of November 28, 2013. The line of credit was convertible to common stock at a rate of $5.00 per share. The entity providing the credit facility is owned by an officer of another corporation for which Infinity’s president and chairman of the board serves as president and chairman of the board. The facility was unsecured, bore interest at 8% per annum, and was retired at its maturity in November 2016.

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

In connection with the extension of the maturity date of the December 2013 Note to April 7, 2016, the Company also (i) issued the lender 20,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $5.00 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company failed to pay the December 2013 Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remain the same. The December 2013 Note may be prepaid without penalty at any time. The Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note. The December 2013 Note is in technical default and the Company is seeking an extension of the maturity date of this Note (See Note 10) from the holder; however, there can be no assurances such efforts will be successful. The Company and its lender are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes.

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

The discount recorded as of the December 27, 2013 origination date of the note and as a result of the amendments to the Note terms and extensions of the maturity date has been amortized ratably over the term and extended terms of the note and the remaining unamortized discount was $-0- as of December 31, 2017 and December 31, 2016. The related warrant derivative liability balance was $31 and $4,429 as of December 31, 2017 and December 31, 2016, respectively. See Note 6.

Other than the Note described above, during the year ended December 31, 2017 the Company had short-term notes outstanding with entities or individuals as follows:

●	On November 8, 2016 the Company borrowed a total of $200,000 from an individual under a convertible note payable with the conversion rate of $5.00 per share. The note requires no principal or interest payments until its maturity date of November 7, 2017 and bears interest at 8% per annum. The note was not paid on its original maturity date. The Company is currently pursuing an extension from the Holder.

●	On April 20, 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note requires no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum.

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 7, 2016 and ultimately to October 7, 2016. The Company is currently pursuing an additional extension from the Holder. The Company and its lender are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase 5,000 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 5,000 newly issued warrants issued on January 7, 2016 totaled $379 and $131 on May 7, 2016 both of which were amortized over the extension period (through October 7, 2016). The related warrant derivative liability balance was $920 and $1,654 as of December 31, 2017 and 2016, respectively. See Note 6.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, the note was extended for an additional 90 days or until January 15, 2016 and later to October 15, 2016. The Company is currently pursuing an additional extension from the Holder. The Company and its lender are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of these notes. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 3,500 newly issued warrants on January 15, 2016 totaled $267 and $74 on May 15, 2016, both of which were amortized over the extension period (through October 15, 2016). The related warrant derivative liability balance was $644 and $1,158 as of December 31, 2017 and 2016, respectively. See Note 6.

Note 4 – Common Stock

The Company delivered a total of -0- and 4,281,477 shares of common stock representing required principal repayments ($222,664 principal balances) and -0- and 305,522 representing interest payments ($9,155 interest payments) during the years ended December 31, 2017 and 2016, respectively. (See Note 2)

Note 5 – Stock Options

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

As of December 31, 2017, 500,000 shares were available for future grants under the 2015 Plan as all other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the years ended December 31, 2017 and 2016.

The following table summarizes stock option activity for the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	393,450	$37.46	4.6 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(16,500)	(31.94)
Outstanding at December 31, 2017	376,950	$37.82	3.8 years	$—
Outstanding and exercisable at December 31, 2017	376,950	$37.82	3.8 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $-0- and $7,598 during the years ended December 31, 2017 and 2016, respectively.

The intrinsic value as of December 31, 2017 related to the vested and unvested stock options as of that date was $-0. The unrecognized compensation cost as of December 31, 2017 related to the unvested stock options as of that date was $-0-.

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

The Company has issued warrants to purchase an aggregate of 2,174,000 common shares in connection with various outstanding debt instruments which require derivative accounting treatment as of December 31, 2017. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of December 31, 2017 is as follows:

As of December 31, 2017

Volatility – range	212.6% - 301.7%
Risk-free rate	1.98% - 2.33%
Contractual term	0.2 - 4.3 years
Exercise price	$5.00 - $5.60
Number of warrants in aggregate	2,174,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2016	$183,430
Warrants issued to originate or extend notes payable (recorded as discount on note payable) -Note 3	—
Unrealized derivative gains included in other expense for the period	(79,247)
Transition of derivative liability to equity	—

Balance at December 31, 2017	$104,183

The warrant derivative liability consists of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Warrant issued to holder of Secured convertible note (Note 2)	$90,519	$155,461
Warrant issued to placement agent (Note 2)	12,069	20,728
Warrant issued to holder of December 2013 Note (Note 3)	31	4,429
Warrants issued to holders of notes payable - short term (Note 3)	1,564	2,812
Total warrant derivative liability	$104,183	$183,430

Note 6 – Warrants

The following table summarizes warrant activity for the year ended December 31, 2017:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2016	2,517,771	$5.34
Issued for extension of notes payable (Note 3)	—	—
Issued for extension of line-of-credit (Note 3)	—	—
Exercised/forfeited	(12,000)	(25.00)

Outstanding and exercisable at December 31, 2017	2,505,771	$5.25

The weighted average term of all outstanding common stock purchase warrants was 3.9 years as of December 31, 2017. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of December 31, 2017.

Note 8 – Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of December 31, 2017 and 2016, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred during the year ended December 31, 2017 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2017
Property acquisition costs:
Proved	$—
Unproved
Total property acquisition costs	—
Development costs	—
Exploration costs	170,274
Total costs	$170,274

Exploration costs during the year ended December 31, 2017 primarily related to area concession and training fees to be paid to the Nicaraguan Government for 2017. All costs related to the Nicaraguan Concessions have been expensed as incurred during the year ended December 31, 2017 as the Concessions are in default status and the Nicaraguan Concession assets are considered to be impaired and fully reserved as of December 31, 2017 and 2016.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

	December 31,
	2017	2016

Proved oil and gas properties	$—	$—
Unproved oil and gas properties	10,685,404	10,685,404
Total	10,685,404	10,685,404
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 3)	(964,738)	(964,738)
Less accumulated impairment charge on oil and gas properties	(9,720,666)	(9,720,666)
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$—

Management has performed its impairment tests on its oil and gas properties as of December 31, 2017 and 2016, has concluded that a full impairment reserve should be provided on the costs capitalized for its unproved oil and gas properties consisting solely of the Nicaraguan Concessions. Therefore, an impairment charge of $9,720,666 was charged to operations during the year ended December 31, 2015 which reduced the carrying amount of oil and gas properties to zero. The Nicaraguan Concessions remained fully impaired as of December 31, 2017 and 2016. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. This may provide substantial impediments for the Company and its ability to obtain adequate financing to fund the exploration and development of its Nicaraguan projects and the overall economic viability of the Concessions should hydrocarbons be discovered in commercial quantities.

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2017, (all accumulated costs have been reserved through an impairment charge as of December 31, 2017) costs by year that the costs were incurred, are as follows:

Year Ended December 31,
2017	$170,274
2016	165,511
2015	92,568
2014	115,622
2013	6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$11,021,189

The above unevaluated costs relate to the Company’s approximate 1,400,000 acre Nicaraguan Concessions.

The Company anticipates that these unproved costs in the table above will be reclassified to proved costs within the next five years.

Note 9 – Income Taxes

The provision for income taxes consists of the following:

For the Years Ended
December 31,
	2017	2016
(in thousands)
Current income tax expense (benefit)	$—	$—
Deferred income tax benefit	—	—
Total income tax expense (benefit)	$—	$—

The effective income tax rate on continuing operations varies from the statutory federal income tax rate as follows:

	For the Years Ended
	December 31,
	2017	2016
Federal income tax rate	(34.0)%	(34.0)%
State income tax rate	(4.4)	(4.4)
Revaluation of deferred tax assets based on changes in enacted tax laws	386.2	—
Change in valuation allowance	(347.8)	38.4
Other, net	—	—

Effective tax rate	—%	—%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	For the Years Ended
	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Accruals and other	$900	$1,215
Asset retirement obligations	435	660
Note payable discounts and derivatives	(460)	60
Stock-based compensation	1,190	1,800
Alternative minimum tax credit carry-forward	150	150
Net operating loss carry-forward	16,885	25,450
Gross deferred tax assets	19,100	29,335
Less valuation allowance	(19,100)	(29,335)
Deferred tax asset	$—	$—

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”). The Act, which is also commonly referred to as “U.S. tax reform,” significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018. As a result, in the fourth quarter of 2017, the Company revalued the Company’s net deferred tax assets based on the new lower corporate income tax rate. The result of this revaluation of the Company’s deferred tax assets as of December 31, 2017 resulted in a reduction in net deferred tax assets of approximately $9,310,000 related to the reduction in the U.S. corporate income tax rate to 21% starting in 2018. The valuation allowance on deferred tax assets as of December 31, 2017 was likewise reduced to retain the 100% valuation allowance as discussed further below. The principal changes that effected the Company is the Act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%. The Company has not reviewed the all of the changes the “Tax Cuts and Jobs Act” that will apply to the Company, but is reviewing such changes. Due to the continuing loss position of the Company, Management believes such changes should not be material.

The Company has incurred operating losses in 2017 and 2016 and it continues to be in a three-year cumulative loss position at December 31, 2017 and 2016. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to decrease our valuation allowance by $10,235,000 to recognize the effects of reducing the U.S. corporate income tax rate to 21% starting in 2018 and to continue to fully reserve its deferred tax assets at December 31, 2017. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,475,000, which expire from 2028 through 2037. The Company has provided a 100% valuation allowance due to the uncertainty of realizing the tax benefits from its net deferred tax asset.

The Company has not completed the filing of tax returns for the tax years 2012 through 2017. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Management has not completed its review of whether such ownership changes have occurred, and whether the Company currently is subject to an annual limitation. In addition, the Company may be further limited by additional ownership changes which may occur in the future.

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

Nicaraguan Concessions

The Company is in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2017, including (1) the drilling of at least one exploratory well on the Perlas Block during 2016 and 2017; (2) the shooting of additional seismic on the Tyra Block during 2016 and 2017; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016 and 2017 area fees required for both the Perlas and Tyra which total approximately $115,000; and (5) payment of the 2016 and 2017 training fees required for both the Perlas and Tyra totaling approximately $200,000. The Company is seeking to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. It must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016 and 2017 and the upcoming amounts for 2018 which are due in March 2018; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2017; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the three notes payable totaling $285,000, which are in technical default and the Replacement Note, if issued. These are substantial operational and financial issues that must be successfully addressed during 2017 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

The Company is seeking new outside sources of debt and equity capital in order to fund the substantial needs enumerated above and is pursuing the Merger Alternative; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the technical defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of prior to December 31, 2017; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of December 31, 2017 and 2016 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2017 and 2016, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 11 – Related Party Transactions

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services and was not billed for any such services during the years ended December 31, 2017 and 2016. The amount due to the CFO’s firm for services previously provided was $762,407 at December 31, 2017 and 2016, and is included in accrued liabilities at both dates.

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

As of December 31, 2017 and 2016, the Company had accrued compensation to its officers and directors of $1,829,208 and $1,601,208, respectively.

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

Note 12 – Subsequent Events

The Company has not resolved the various contingencies related to the default status of its Nicaraguan Concessions (See Note 10). The Company continues to attempt to negotiate extensions, waivers or a new Concession agreement with the Nicaraguan Government; however, there can be no assurance that the Company will be successful in that regard. The Company is currently pursuing meetings with Nicaraguan Government officials to address the pending defaults.

**********************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2017, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2017, our internal control over financial reporting was not effective due to material weaknesses identified as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Stanton E. Ross	56	Chairman, President and Chief Executive Officer
Daniel F. Hutchins	62	Director, Chief Financial Officer, Secretary
Leroy C. Richie	76	Director

Stanton E. Ross. From March 1992 to June 2005, Mr. Ross was Infinity’s Chairman and President and served as an officer and director of each of its subsidiaries. He resigned all of these positions with Infinity in June 2005, except Chairman, but was reappointed as Infinity’s President in October 2006. Mr. Ross has served as Chairman, President and Chief Executive Officer of Digital Ally, Inc. (“Digital”) since September 2005. Digital is a publicly held company whose common stock is traded on the Nasdaq Capital Market under the symbol DGLY. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Overland Park, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross allocates his time between Digital and the Company as he deems necessary to discharge his fiduciary duties to each of them. Because of the Company’s reduced level of activity and the needs of Digital, he has devoted most of his time to Digital and the balance to the Company during the last year. Mr. Ross served on the board of directors of Studio One Media, Inc., a publicly held company, from January 2013 to March 2013. Mr. Ross holds no public company directorships other than with Digital and Infinity currently and has not held any others during the previous five years, except for Studio One Media, Inc. The Company believes that Mr. Ross’s broad entrepreneurial, financial and business experience and his experience with micro-cap public companies and role as Chairman, President and CEO gives him the qualifications and skills to serve as a director.

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

Leroy C. Richie. Mr. Richie has been a director of Infinity since June 1, 1999. Since 2005, Mr. Richie has served as the lead outside director of Digital Ally, Inc. and currently serves as a member of Digital’s Audit Committee and is the Chairman of its Nominating and Governance and Compensation Committees. Additionally, until 2017, Mr. Richie served as a member of the boards of directors of Columbia Mutual Funds, (or mutual fund companies acquired by or merged with Columbia Mutual Funds), a family of investment companies managed by Ameriprise Financial, Inc. From 2004 to 2015, he was of counsel to the Detroit law firm of Lewis & Munday, P.C. He holds no other public directorships and has not held any others during the previous five years, except for OGE Energy Corp. (2007-2014) and Kerr-McGee Corporation (1998-2005). Mr. Richie serves as a member of the Board of Trustees and Chairman of the Compensation Committee for the Henry Ford Health System, in Detroit. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for its automotive operations from 1986 until his retirement in 1997. Before joining Chrysler, he was an associate with the New York law firm of White & Case (1973-1978), and served as director of the New York office of the Federal Trade Commission (1978-1983). Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a Director.

Family Relationships

There is no family relationship between any of our directors, director nominees and executive officers.

Board of Directors and Committee Meetings

Our Board of Directors held two meetings during the fiscal year ended December 31, 2017. In addition, our Board of Directors acted by unanimous written consent two times during fiscal year ended December 31, 2017. Our directors attended all the meetings of the Board of Directors. Our directors are expected, absent exceptional circumstances, to attend all Board meetings.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2017, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with RBSM, LLP, our independent registered public accounting firm for fiscal year 2017 and 2016, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant Specifically, the Board has discussed with the independent registered public accounting firm the matters required to be discussed by the Public Company Accounting Oversight Board’s Auditing AS 1301 (Communications With Audit Committees), as modified or supplemented. The discussions occurred with management and the independent public accountants about the quality (and not merely the acceptability) of the Company’s accounting principles, the reasonableness of significant estimates, judgments and the transparency of disclosures in the Company’s consolidated financial statements.

The Board of Directors has also received written disclosures in a letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s independence, and has discussed with the independent registered public accounting firm their independence from the Company and its management. This review also includes discussions of audit and non-audit fees as well as evaluation of the Company’s significant financial policies and accounting systems and controls.

The Board of Directors has also reviewed the independence of the independent registered public accounting firm considering the compatibility of non-audit services with maintaining their independence from the Company. Based on the preceding review and discussions contained in this paragraph, the Board of Directors recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for filing with the Securities and Exchange Commission.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2017 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for filing with the Securities and Exchange Commission.

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

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards. A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at 11900 College Blvd., Suite 310, Overland Park, KS 66210; Attn: President and the Code of Ethics and Conduct is filed as an exhibit to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2017, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2017.

Item 11. Executive Compensation.

The following table shows compensation paid, accrued or awarded with respect to our named executive officers during the years indicated, a significant portion of all compensation after 2008 is accrued but not paid:

2017 Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanton Ross (1)	2017	$100,000	$—	$—	$—	$—	$—	$—	$100,000
CEO	2016	$100,000	$—	$—	$—	$—	$—	$—	$100,000
Daniel F Hutchins (2)	2017	$100,000	$—	$—	$—	$—	$—	$—	$100,000
CFO	2016	$100,000	$—	$—	$—	$—	$—	$—	$100,000

(1) Due to the financial condition of the Company, Mr. Ross has deferred the receipt of a portion of his salary since January 2009. Mr. Ross received $8,000 and $58,000 of his salary in cash during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, a total of $565,708 of his salary has been accrued but was unpaid.

(2) Mr. Hutchins began serving the Company as Chief Financial Officer in August 2007. Since January 2009 he has deferred his compensation and a total of $900,000 of direct compensation was accrued but unpaid as of December 31, 2017. Previously, Mr. Hutchins received other indirect compensation consisting of services billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses for general corporate and bookkeeping purposes. For the years ended December 31, 2017 and 2016 the Company was billed $-0- for such services. Total amounts accrued for his indirect compensation was $762,407 as of December 31, 2017 and 2016.

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

Annual Bonuses

The awarding of annual bonuses to executives is at the Committee’s discretion. The objective of the annual bonus element of compensation is to align the interest of executive officers with the achievement of superior Company performance for the year and also to encourage and reward extraordinary individual performance. In light of the Company’s operating results for 2017 and 2016, the Committee determined that it was appropriate not to grant annual bonuses to the executive officers for 2017 and 2016.

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

In determining the stock option grants for Messrs. Ross and Hutchins, the Board considered the number of options previously granted that remained outstanding, the number and value of shares underlying the options being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock incentive plans. Messrs. Ross and Hutchins were not granted stock options during the year ended December 31, 2017 and 2016. Information regarding all outstanding equity awards as of December 31, 2017 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(As of December 31, 2017)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ross	20,000	—	—	$52.50	2/10/2021	—	—	—	—
	20,000	—	—	$75.00	8/2/2021	—	—	—	—
	50,000	—	—	$30.00	11/6/2021	—	—	—	—
	60,000	—	—	$30.00	1/17/2024	—	—	—	—

Hutchins	15,575	—	—	$2.60	4/1/2018	—	—	—	—
	17,500	—	—	$52.50	2/10/2021	—	—	—	—
	17,500	—	—	$75.00	8/2/2021	—	—	—	—
	25,000	—	—	$30.00	11/6/2021	—	—	—	—
	15,000	—	—	$30.00	1/17/2024	—	—	—	—

DIRECTOR COMPENSATION

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal years ended December 31, 2017 and 2016.

Name (2)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leroy C. Richie (1)	2017	$36,000	$—	$—	$—	$—	$—	$36,000
	2016	$36,000	$—	$—	$—	$—	$—	$36,000

(1) Mr. Richie received no cash compensation in 2017 and 2016, and has accrued an aggregate of $363,500 for his services on the Board since January 1, 2008.

(2) Mr. Ross’ and Mr. Hutchins’ compensation and option awards are noted in the Executive Compensation table because neither of them received compensation or stock options for their services as a director.

Compensation Committee Interlocks and Insider Participation

Leroy C. Richie was the sole member of the Compensation Committee in 2017 and 2016. Mr. Richie is not currently and has not ever been an officer or employee of Infinity or its subsidiaries.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have no employment agreements or similar contracts with Stanton E. Ross or Daniel F. Hutchins.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 26, 2018, the number and percentage of outstanding shares of common stock beneficially owned by each person known by us to beneficially own more than five percent of such stock. We have no other class of capital stock outstanding.

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

The following table sets forth, as of March 26, 2018, the number and percentage of outstanding shares of common stock beneficially owned by each director of the Company, each named officer of the Company, and all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Security Ownership of Management

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Executive Officers & Directors: (1)
Stanton E. Ross (2)	177,500	2.21%
Leroy C. Richie (3)	80,575	1.00%
Daniel F. Hutchins (4)	108,575	1.35%

All officers and directors as a group (3 individuals)	366,650	4.56%

(1) The address of these persons is c/o 11900 College Blvd., Suite 310, Overland Park, KS 66210.

(2) Mr. Ross’s shares include vested options exercisable to purchase 150,000 shares of common stock. Mr. Ross has pledged 27,500 shares of common stock and all of his outstanding options to purchase common stock to third parties as collateral for personal loans.

(3) Mr. Richie’s total shares include vested options exercisable to purchase 80,575 shares of common stock.

(4) Mr. Hutchins’ total shares include vested options exercisable to purchase 90,575 shares of common stock.

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

The Company does not have any employees other than the CEO and CFO. Certain general and administrative services (for which payment is deferred) has previously been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses and consist primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting firm for support services. For the years ended December 31, 2017 and 2016, the Company was billed $0 for such services. The amount due to the CFO’s firm for services provided was $767,407 at December 31, 2017 and 2016 and is included in accrued liabilities at both dates.

As of December 31, 2017 and 2016, the Company had accrued compensation to its officers and directors of $1,829,208 and $1,601,208, respectively.

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

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The Audit Committee of the Company has appointed RBSM, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2017 and 2016.

The following table is a summary of the fees rendered to us by RBSM, LLP for the years ended December 31, 2017 and 2016:

Fee Category:	2017	2016
Audit Fees	$48,500	$45,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$48,500	$45,500

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2017 and 2016, there were no fees related to this category.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were pre-approved by the Audit Committee.

The audit report of RBSM, LLP on the financial statements of the Company for the years ended December 31, 2017 and 2016 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The opinion did emphasize a matter regarding the Company’s ability to continue as a going concern.

During our fiscal year ended December 31, 2017 and 2016 there were no disagreements with RBSM, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to RBSM, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its report on the financial statements for such period.

During our fiscal years ended December 31, 2017 and 2016, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Date: April 2, 2018

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

Signature and Title	Date

/s/ Stanton E. Ross	April 2, 2018
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	April 2, 2018
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	April 2, 2018
Daniel F. Hutchins, Director and Chief Financial Officer

