Form 10-Q
period 2018-09-30
INFINITY ENERGY RESOURCES, INC
filed 2018-11-13
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at November 13, 2018
Common Stock, $0.0001 par value	7,712,569

PART I - FINANCIAL INFORMATION

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,445	$6,255

Total current assets	2,445	6,255

Total assets	$2,445	$6,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,024,434	$6,005,405
Accrued liabilities (including $788,520 due to related party at September 30, 2018 and December 31, 2017)	3,660,654	3,544,361
Income tax liability	—	150,000
Accrued interest	480,585	393,151
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	2,197,231	2,046,437
Convertible notes payable-short term	1,338,125	1,325,000
Total current liabilities	15,417,032	15,180,357

Derivative liabilities	85,869	104,183
Total liabilities	15,502,901	15,284,540
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; No shares issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 7,712,569 shares at September 30, 2018 and December 31, 2017	771	771
Additional paid-in capital	109,080,273	109,080,273
Accumulated deficit	(124,581,500)	(124,359,329)
Total stockholders’ deficit	(15,500,456)	(15,278,285)
Total liabilities and stockholders’ deficit	$2,445	$6,255

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Statement of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Operating expenses:
General and administrative expenses	$40,102	$103,531	$152,257	$365,906

Total operating expenses	40,102	103,531	152,257	365,906

Operating loss	(40,102)	(103,531)	(152,257)	(365,906)

Other income (expense):
Interest expense	(29,309)	(29,048)	(87,434)	(86,735)
Change in fair value of secured convertible note payable	—	(166,431)	(150,794)	(1,847,894)
Change in derivative fair value	(2,687)	40,186	18,314	78,351

Total other income (expense)	(31,996)	(155,293)	(219,914)	(1,856,278)

Loss before income taxes	(72,098)	(258,824)	(372,171)	(2,222,184)
Income tax (expense) benefit	—	—	150,000	—

Net loss	$(72,098)	$(258,824)	$(222,171)	$(2,222,184)

Basic and diluted net loss per share:
Basic	$(0.01)	$(0.03)	$(0.03)	$(0.29)
Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.29)
Weighted average shares outstanding – basic and diluted	7,712,569	7,712,569	7,712,569	7,712,569

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Changes in Stockholders’ Deficit

Nine months Ended September 30, 2018

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	7,712,569	$771	$109,080,273	$(124,359,329)	$(15,278,285)

Net loss	—	—	—	(222,171)	(222,171)

Balance, September 30, 2018	7,712,569	$771	$109,080,273	$(124,581,500)	$(15,500,456)

See accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(222,171)	$(2,222,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(18,314)	(78,351)
Change in fair value of senior convertible note	150,794	1,847,894

Change in operations assets and liabilities:
Decrease in income taxes payable	(150,000)	—
Increase in accounts payable	19,029	34,887
Increase in accrued liabilities	116,293	285,616
Increase in accrued interest	87,434	86,735
Net cash used in operating activities	(16,935)	(45,403)

Cash flows from investing activities	—	—
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of convertible note payable	13,125	40,000

Net cash provided by financing activities	13,125	40,000

Net decrease in cash and cash equivalents	(3,810)	(5,403)

Cash and cash equivalents:
Beginning	6,255	12,339
Ending	$2,445	$6,936
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Condensed Financial Statements

September 30, 2018

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

Nature of Operations

The Company plans to pursue the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. The Company sold its wholly-owned subsidiary Infinity Oil and Gas of Texas, Inc. in 2012 and its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc., was administratively dissolved in 2009.

The Company plans to pursue exploration and development of the Nicaraguan Concessions, which represents its principal asset and only exploration and development project. On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity conducted activities to develop geological information from the processing and evaluation of 2-D seismic data that was acquired for the Nicaraguan Concessions. The Company identified multiple sites for exploratory drilling and intends to plan the initial exploratory well on the Perlas Block in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells, financing and satisfaction of other conditions. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company had to drill its initial exploratory well during 2016, which did not occur. As a result of this and other defaults, the Company is in default of the Perlas development plan and may lose its rights under the Nicaraguan Concessions. The work plan on the Tyra block requires the Company to shoot additional seismic prior to the commencement of exploratory drilling. The Company is seeking a waiver of the additional seismic mapping on the Tyra Block and extension of time to complete its initial well from the Nicaraguan government. The Company has not been able to pay the 2016, 2017 and 2018 area fees and training fees for both the Perlas and Tyra blocks as required under the Nicaraguan Concessions and is in default. The Company is seeking to negotiate extensions, waivers and/or new Perlas and Tyra Concession agreements with the Nicaraguan government to cure such defaults. The Company has encountered challenges in this regard because of the political situation in Nicaragua. There can be no assurance whether it will be able to obtain such extensions, waivers and/or new agreements that will cure its various defaults under the Nicaraguan Concessions. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. There can be no assurance whether the Company will be able to cure its various defaults under the Nicaraguan Concessions and obtain adequate financing to fund the exploration and development of its Nicaraguan Concessions.

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

The Note was to mature on the three-year anniversary of its issuance, bore interest at 8% per annum, and was convertible at any time at the option of the holder into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). The Note is now in technical default and the Company has had discussions with the Holder regarding a resolution to the default, but there has been no progress at present. As a part of the May 2015 Private Placement, the Company issued a Warrant to the Investor giving it the right to purchase up to an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The Warrant is exercisable commencing nine months from the date of issuance for a period of seven years from the date of issuance. The Note ranked senior to the Company’s existing and future indebtedness and is secured by all the assets of the Company, excluding the Concessions. The proposed Replacement Note would have the same security interest as the Convertible Note.

In addition, the Company continues to seek offers from industry operators and other third parties for interests in the acreage in the Nicaraguan Concessions in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement.

Going Concern

As reflected in the accompanying unaudited condensed statements of operations, the Company has had a history of losses. The Company has a significant working capital deficit, has notes payable that are in default and is experiencing substantial liquidity issues. In addition, the Company’s most significant asset and its primary business plan is the exploration and development of the Nicaraguan Concessions which are now in default and in risk of being terminated.

The Company has relied on raising debt and equity capital to fund its ongoing maintenance/expenditure obligations under the Nicaraguan Concession, for its day-to-day operations and its corporate overhead because it has generated no operating revenues or cash flows in recent years. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in default and five other notes payable with principal balances of $338,125 as of September 30, 2018 are now either due on demand or currently in default. The Company is seeking resolutions to these defaults including extensions of the maturity date for these notes payable; however, there can be no assurance that it will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions.

The Company is also exploring the possibility of obtaining financing, conversion and/or compromise of existing indebtedness and satisfaction of other outstanding obligations to third parties and those relating to the Nicaraguan Concessions, through a possible combination or merger with a private entity that may involve the issuance of the Company’s equity, stock options and warrants (the “Merger Alternative”).

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of September 30, 2018, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017 and 2018 area fees required for both the Perlas and Tyra which total approximately $167,000; and (5) payment of the 2016, 2017 and 2018 training fees required for both the Perlas and Tyra totaling approximately $300,000. The Company is seeking to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. The Company has encountered challenges in this regard because of the political situation in Nicaragua. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016, 2017 and 2018; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2018; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the five notes payable totaling $338,125, which are either due on demand or currently in technical default and the Replacement Note, if issued. These are substantial operational and financial issues that must be successfully addressed during 2018 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

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

Concentrations

The Company’s business plan consists of developing the Nicaraguan Concessions and it expects to be active in Nicaragua for the foreseeable future, given sufficient capital and curing the defaults under the Nicaraguan Concessions and it other financial obligations. The political climate in Nicaragua is unstable and is subject to radical change over a short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Nicaraguan Concessions or of the inability of the Company to obtain sufficient financing, the Company might be forced to abandon or suspend its efforts and its rights under its Nicaraguan Concessions.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of September 30, 2018 and December 31, 2017, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

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

Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is deducted from the costs to be amortized, and reported as a period expense when the impairment is recognized. All unproved property costs as of September 30, 2018 and December 31, 2017 relate to the Nicaraguan Concessions. In assessing the unproved property costs for impairment, the Company takes into consideration various information including: (i) the terms of the Concessions, (ii) the status of the Company’s compliance with the Nicaraguan Concessions’ requirements, (iii) the ongoing evaluation of the seismic data, (iv) the commodity prices for oil and gas products, (v) the overall environment related to oil and gas exploration and development projects for unproven targets in unproven regions of the world, (vi) the availability of financing for financial and strategic partners, and (vii) other factors that would impact the viability of a significant long-term oil and gas exploration and development project.

The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects. The Company has performed its impairment tests as of December 31, 2017 and September 30, 2018 and has concluded that a full impairment reserve should be provided on the costs capitalized for the Nicaraguan Concessions oil and gas properties. All costs related to the Nicaraguan Concessions from January 1, 2016 through September 30, 2018 have been charged to operating expenses as incurred.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges, but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of December 31, 2017 and September 30, 2018, the Company did not have any proved oil and gas properties, and all unproved property costs relate to its Nicaraguan Concessions.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of September 30, 2018 and December 31, 2017 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both of the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of September 30, 2018 and December 31, 2017 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

September 30, 2018	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$2,197,231	$2,197,231
Derivative liabilities	—	—	85,869	85,869
	$—	$—	$2,283,100	$2,283,100

December 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$2,046,437	$2,046,437
Derivative liabilities	—	—	104,183	104,183
	$—	$—	$2,150,620	$2,150,620

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the nine months ended September 30, 2018 and for the year ended December 31, 2017.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $0 at September 30, 2018 and December 31, 2017.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of December 31, 2017. During the nine months ended September 30, 2018 the Company determined that the payment of the certain liabilities related to the alternative minimum tax from prior years will be unnecessary, and therefore it reversed the liability and recognized an income tax benefit as described in the following section.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”),which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018.

Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017. However, where a corporation has an AMT Credit from a prior taxable year, the corporation still carries it forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50% of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has generated an AMT credit carryforward during prior years totaling $150,000 which previously was reported as income taxes payable on the Company’s balance sheet and the corresponding deferred tax asset was fully reserved based on all available evidence, the Company considered it more likely than not that all of the AMT tax credit carryforward would not be realized. Based on the provisions of the new Act, the Company now considers it more likely than not that all the AMT tax credit carryforward will be realized. Accordingly, the Company has recognized an income benefit of $150,000 during the nine months ended September 30, 2018 as it reduced the corresponding income taxes payable to zero as of September 30, 2018. The Company will receive no cash from the elimination of this AMT tax credit carryforward because the Company had not previously paid the AMT tax but rather it recorded the income tax liability on the accompanying balance sheet.

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

Note 2 – Secured Convertible Note Payable

Secured Convertible Note (the “Note) payable consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Secured convertible note payable, at fair value	$2,197,231	$2,046,437
Less: Current maturities	(2,197,231)	(2,046,437)

Secured convertible note payable, long-term	$—	$—

Following is an analysis of the activity in the Note during the nine months ended September 30, 2018:

Amount
Balance at December 31, 2017	$2,046,437
Funding under the Investor Note during the period	—
Principal repaid during the period by issuance of common stock	—
Change in fair value of secured convertible note during the period	150,794

Balance at September 30, 2018	$2,197,231

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

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver a new convertible note (the “Replacement Note”) with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The aggregate outstanding principal balance of $11,687,231 of the Convertible Note included an approximate $2.0 million original issue discount; however, the Investor funded only $510,000 under the Investor Note. The Company has recorded the fair value of the Convertible Note assuming that the remaining par value is $2,197,231 as asserted by the Investor, resulting in a change in the estimated fair value of $1,905,109 during the year ended December 31, 2017. The Replacement Note provides for a maturity date of May 7, 2018, a conversion price of $0.50 per share and is due in monthly installment payments through May 2018 either in cash or stock, among other terms. The Company did not repay the note at its maturity date and the note is now in technical default. It is to be secured to the same extent as the Convertible Note. The Company is negotiating a resolution of this matter with the Investor regarding the default status of the note, the issuance of the Replacement Note under the terms of the financing and taking into consideration the Investor’s minimal funding in the entire transaction, but there can be no assurance that it will be successful in this regard.

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

Description of the Financial Accounting and Reporting

The Company elected to account for the Note on its fair value basis, therefore, the fair value of the Note, including its embedded conversion feature, were estimated together utilizing a binomial lattice model on its origination date and the Black-Scholes model at September 30, 2018.

The Company received $450,000 of proceeds at the date of issuance and after repayments and additional funding the net principal balance was $129,960 as of September 30, 2018 and December 31, 2017. The fair market value of the Note was estimated to be $682,400 as of the issuance date, $2,046,437 at December 31, 2017 and $2,197,231 as of September 30, 2018. The net change in fair market value of the Note of $150,794 is included in change in fair value of senior secured convertible note payable in the accompanying condensed statement of operations for the nine months ended September 30, 2018.

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The aggregate outstanding principal balance of $11,687,231 of the Convertible Note included an approximate $2.0 million original issue discount; however, the Investor funded only $510,000 under the Investor Note. The Company has recorded the fair value of the Convertible Note assuming that the remaining par value is $2,197,231 as asserted by the Investor. The Company is negotiating with the Investor regarding the current default status, the issuance of the Replacement Note under the terms of the financing and taking into consideration the Investor’s minimal funding in the entire transaction, but there can be no assurance that it will be successful in this regard.

The Warrant issued to purchase 1,800,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. The estimated fair value of the warrant derivative as of September 30, 2018 was $74,695, representing a change of $15,824 from December 31, 2017, which is included in changes in derivative fair value in the accompanying condensed statement of operations for the nine months ended September 30, 2018. See Note 5.

The warrant to purchase 240,000 shares issued as part of the placement fee in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Changes in the fair value of the warrant derivative liability totaled $2,096 (decrease in the derivative liability) through September 30, 2018, which is included in changes in derivative fair value in the accompanying condensed statement of operations for the nine months ended September 30, 2018. The warrant derivative liability balance related to such warrants was $9,973 and $12,069 as of September 30, 2018 and December 31, 2017, respectively. See Note 5.

The Company is required to make monthly installment payments in the form of cash, common stock or a combination of both. The Holder suspended such installments during the third and fourth quarters of 2016 and the suspension continued through September 30, 2018.

Note 3 – Debt

Debt consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Convertible notes payable, short term:
Note payable, (in default)	$1,000,000	$1,000,000
Note payable (in default)	200,000	200,000
Note payable (in default)	40,000	40,000
Note payable, (in default)	50,000	50,000
Note payable (in default)	35,000	35,000
Note payable (due on demand)	13,125	—
Total notes payable, short-term	$1,338,125	$1,325,000

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

In connection with the extension of the maturity date of the December 2013 Note to April 7, 2016, the Company also (i) issued the lender 20,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $5.00 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company failed to pay the December 2013 Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remain the same. The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note. The December 2013 Note is in default and the Company is pursuing a resolution to this default including seeking an extension of the maturity date of this Note (See Note 10) from the holder; however, there can be no assurances such efforts will be successful. The Company and its lender are assessing the status of the Nicaraguan Concessions and what effect that may have on the extension or renewal of the December 2013 Note.

The Warrant has been treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The Warrant expired as of September 30, 2018 and can no longer be exercised. The discount has been amortized ratably through the original maturity date and each of the extended maturity dates. The Company recognized the value of the 20,000 shares of common stock issued ($104,000) and the increased value of the outstanding warrants due to the decrease in their exercise price ($68,716) as an additional discount on the note payable to be amortized ratably over the extended term of the underlying note.

The discount recorded as of the December 27, 2013 origination date of the Note and as a result of the amendments to the Note terms and extensions of the maturity date has been amortized ratably over the term and extended terms of the note and the remaining unamortized discount was $-0- as of September 30, 2018 and December 31, 2017. The related warrant derivative liability balance was $-0- and $31 as of September 30, 2018 and December 31, 2017, respectively. See Note 5. The Warrant term has expired as of September 30, 2018 and can no longer be exercised.

Other than the December 2013 Note described above, during the nine months ended September 30, 2018 the Company had short-term notes outstanding with entities or individuals as follows:

●	On November 8, 2016 the Company borrowed a total of $200,000 from an individual under a convertible note payable with the conversion rate of $5.00 per share. The note requires no principal or interest payments until its maturity date of November 7, 2017 and bears interest at 8% per annum. The note was not paid on its original maturity date. The Company is pursuing a resolution of this default including an extension or other resolution with the Holder. There can be no assurance that the Company will be successful in this regard.

●	On April 20, 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note required no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum. The note was not paid on its maturity date. The Company is pursuing a resolution of this default including an extension or other resolution with the Holder. There can be no assurance that the Company will be successful in this regard.

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 7, 2016 and ultimately to October 7, 2016. The Company and its lender are pursuing a resolution of this default. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase 5,000 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 5,000 newly issued warrants issued on January 7, 2016 totaled $379 and $131 on May 7, 2016 both of which were amortized over the extension period (through October 7, 2016). The related warrant derivative liability balance was $707 and $920 as of September 30, 2018 and December 31, 2017, respectively. See Note 5.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, the note was extended for an additional 90 days or until January 15, 2016 and later to October 15, 2016. The Company is currently pursuing a resolution of this default including an additional extension from the Holder. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 3,500 newly issued warrants on January 15, 2016 totaled $267 and $74 on May 15, 2016, both of which were amortized over the extension period (through October 15, 2016). The related warrant derivative liability balance was $494 and $644 as of September 30, 2018 and December 31, 2017, respectively. See Note 5.

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

As of September 30, 2018, 500,000 shares were available for future grants under the 2015 Plan as all other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the nine months ended September 30, 2018 and 2017.

The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	376,950	$37.82	3.5 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(38,750)	(7.97)
Outstanding at September 30, 2018	338,200	$41.24	3.4 years	$—
Outstanding and exercisable at September 30, 2018	338,200	$41.24	3.4 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $-0- and $-0- during the nine months ended September 30, 2018 and 2017, respectively.

The intrinsic value as of September 30, 2018 related to the vested and unvested stock options as of that date was $-0. The unrecognized compensation cost as of September 30, 2018 related to the unvested stock options as of that date was $-0-.

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

The Company has issued warrants to purchase an aggregate of 2,074,000 shares of common stock in connection with various outstanding debt instruments which require derivative accounting treatment as of September 30, 2018. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of September 30, 2018 is as follows:

As of September 30, 2018

Volatility – range	223.5% - 271.8%
Risk-free rate	2.94% - 3.01%
Contractual term	1.7 - 3.6 years
Exercise price	$5.00 - $5.60
Number of warrants in aggregate	2,074,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2017	$104,183
Warrants issued to originate or extend notes payable (recorded as discount on note payable) -Note 3	—
Unrealized derivative gains included in other expense for the period	(18,314)
Transition of derivative liability to equity	—

Balance at September 30, 2018	$85,869

The warrant derivative liability consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Warrant issued to holder of Secured convertible note (Note 2)	$74,695	$90,519
Warrant issued to placement agent (Note 2)	9,973	12,069
Warrant issued to holder of December 2013 Note (Note 3)	—	31
Warrants issued to holders of notes payable - short term (Note 3)	1,201	1,564
Total warrant derivative liability	$85,869	$104,183

Note 6 – Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2018:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2017	2,505,771	$5.25
Issued for extension of notes payable (Note 3)	—	—
Issued for extension of line-of-credit (Note 3)	—	—
Exercised/forfeited	(140,208)	(5.74)

Outstanding and exercisable at September 30, 2018	2,365,563	$5.01

The weighted average term of all outstanding common stock purchase warrants was 3.3 years as of September 30, 2018. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of September 30, 2018.

Note 7 – Income Taxes

The provision for income taxes consists of the following:

	For the Nine months Ended
	September 30,
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

Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017. However, where a corporation has an AMT Credit from a prior taxable year, the corporation still carries it forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50% of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has generated an AMT credit carryforward during prior years totaling $150,000 which previously was reported as income taxes payable on the Company’s balance sheet and the corresponding deferred tax asset was fully reserved based on all available evidence, the Company considered it more likely than not that all of the AMT tax credit carryforward would not be realized. Based on the provisions of the new Act, the Company now considers it more likely than not that all of the AMT tax credit carryforward will be realized. Accordingly, the Company has recognized an income benefit of $150,000 during the nine months ended September 30, 2018 as it reduced the corresponding income taxes payable to zero as of September 30, 2018. The Company will receive no cash from the elimination of this AMT tax credit carryforward as the Company had not previously paid the AMT tax rather it recorded the income tax liability on the accompanying balance sheet.

The Company has incurred operating losses in recent years and it continues to be in a three-year cumulative loss position at September 30, 2018. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,475,000, which expire from 2025 through 2037.

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

Nicaraguan Concessions

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of September 30, 2018, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017 and 2018 area fees required for both the Perlas and Tyra which total approximately $167,000; and (5) payment of the 2016, 2017 and 2018 training fees required for both the Perlas and Tyra totaling approximately $300,000. The Company is seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. It must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016, 2017 and 2018; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2018; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the five notes payable totaling $338,125, which are either due on demand or currently in technical default and the Replacement Note, if issued. These are substantial operational and financial issues that must be successfully addressed during 2018 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

The Company is seeking new outside sources of debt and equity capital in order to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of well prior to September 30, 2018; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of September 30, 2018 and December 31, 2017 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of September 30, 2018 and December 31, 2017, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 9 – Related Party Transactions

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services and was not billed for any such services during the nine months ended September 30, 2018 and 2017. The amount due to the CFO’s firm for services previously provided was $762,407 at September 30, 2018 and December 31, 2017, and is included in accrued liabilities at both dates.

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

As of September 30, 2018 and December 31, 2017, the Company had accrued compensation to its officers and directors of $1,829,208 and $1,829,208, respectively. The Board of Directors has authorized the Company to cease compensation for its officers and directors effective January 1, 2018.

Note 10 – Subsequent Events

The Company has not resolved the various contingencies related to the default status of its Nicaraguan Concessions (See Note 8). The Company continues to attempt to negotiate extensions, waivers or a new Concession agreement with the Nicaraguan Government; however, there can be no assurance that the Company will be successful in that regard. The Company is pursuing meetings with Nicaraguan Government officials to address the pending defaults; however, the political situation in Nicaragua has complicated this task.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and have substantial liquidity problems; (ii) we have substantial obligations to a number of third parties, including but not limited to, our December 2013 Note in the original principal amount of $1,050,000 due in April 2016, which is in default, and the Replacement Note, which we are contesting; and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to meet our obligations under the Nicaraguan Concessions, and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator that we may not be able to obtain; (vii) we do not have sufficient resources to conduct required seismic mapping or drilling on our Nicaraguan Concessions, are in default on various requirements of the Concessions, may forfeit our rights to the Concessions unless we can renegotiate their requirements and terms; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions if we are able to conduct operations in such country; (x) our operations may be adversely affected by changes in the political climate of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have a significant effect on us and the other stockholders, including Amegy Bank, NA; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock, including sales of shares of common stock that may be issued to the holder of the Replacement Note upon its conversion; (xxii) possible issuance of common stock subject to options and warrants may dilute the interest of stockholders; (xxiii) whether the Merger Alternative will result in a possible transaction; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; (xxix) whether we will be able to renegotiate or extend the terms of the Nicaraguan Concessions, and on terms favorable to us, or otherwise maintain our interest in the Concessions; and (xxx) whether we will obtain an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions if we do obtain extensions or renegotiation of the terms of the Concessions.

The following information should be read in conjunction with the Financial Statements and Notes presented elsewhere in this quarterly report on Form 10-Q. See Note 1 – “Summary of Significant Accounting Policies,” to the Condensed Financial Statements for the Nine months Ended September 30, 2018.

2018 Operational and Financial Objectives

Corporate Activities

The Nicaraguan Concessions represent our most substantial asset and they are the focal point of our business plan. The Company is in default of various provisions of the 30-year Concession for both the Perlas and Tyra blocks as of September 30, 2018, as noted above.

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of September 30, 2018, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017 and 2018 area fees required for both the Perlas and Tyra which total approximately $167,000; and (5) payment of the 2016, 2017 and 2018 training fees required for both the Perlas and Tyra totaling approximately $300,000. The Company is seeking to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. The Company has encountered challenges in this regard because of the political situation in Nicaragua. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016, 2017 and the 2018; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions during 2018; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the five notes payable totaling $338,125, which are either due on demand or currently in default and the Replacement Note, if issued. These are substantial operational and financial issues that must be successfully addressed during 2018 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

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

For the Three Months Ended September 30, 2018 and 2017

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

General and Administrative Expenses

General and administrative expenses of $40,102 for the three months ended September 30, 2018 decreased $63,429, or 61.3%, from $103,531 in the same period in 2017. The decrease in general and administrative expenses is primarily attributable to the Board of Directors discontinuing compensation for the Company’s officers and directors effective January 1, 2018. This action was taken to improve the Company’s operations in advance of any capital raises, the Merger Alternative or other transaction.

Interest expense

Interest expense remained stable at $29,048 for the three months ended September 30, 2017 and $29,309 for the three months ended September 30, 2018. This minimal increase is attributable to the Company incurring $13,125 more in interest-bearing debt during 2018 compared to 2017. The interest expense is related to various short-term notes outstanding in both periods. These short-term notes have matured and the Company is seeking extensions as of September 30, 2018.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue with these types of short-term borrowings with high effective interest rates.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2018 and 2017 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, the Company adjusted the value of the outstanding derivative liabilities to their estimated fair value as of September 30, 2018 and 2017. The mark-to-market process resulted in a loss of $2,687 during the three months ended September 30, 2018 and a gain of $40,186 during the three months ended September 30, 2017. The decrease in the gain recognized is primarily the result of the relatively stable closing market price of the common stock between the December 31, 2017 ($0.06 per share) and September 30, 2018 ($0.05 per share) and the increase in discount rates utilized to fair value the derivatives resulting from general market place increases in interest rates experienced in 2018.

Change in Fair Value of Secured Convertible Note

We issued the Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note representing the remaining principal balance of $2,197,231 to replace the Convertible Note. The Company has recorded the fair value of the Convertible Notes assuming that the remaining par value is $2,197,231 as asserted by the Investor. The change in the estimated fair value of $-0- during the three months ended September 30, 2018 compared to a change of $166,431 for the 2017 period. The stable fair value at September 30, 2018 reflects the accretion of value to the Note balance as it reached its maturity date in May 2018. The Company plans to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration that the Investor only funded $510,000 in the entire transaction, but there can be no assurance that it will be successful in this regard.

Income Tax

For the three months ended September 30, 2018 and 2017, the Company realized net losses and it anticipates operating losses and additional tax losses for the foreseeable future and thus it does not believe that utilization of its tax loss carryforward is more likely than not. Therefore, because of the uncertainty as to the ultimate utilization of the Company’s loss carryforwards, any deferred tax asset at September 30, 2018 that resulted from anticipated benefit from future utilization of such carryforward has been fully offset by a valuation allowance.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,475,000 as of December 31, 2017, which expire from 2025 through 2037. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

Net loss

As a result of the above, we reported a net loss of $72,098 for the three months ended September 30, 2018 compared to a net loss of $258,824 for the three months ended September 30, 2017. This represents an improvement of $186,726.

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

The basic and diluted loss per share was $0.01 for the three months ended September 30, 2018, for the reasons previously noted. The basic and diluted loss per share was $0.03 for the three months ended September 30, 2017. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended September 30, 2018 and 2017 because the exercise prices of the stock options and warrants were substantially higher than market price in 2018 and 2017 and the net loss reported for both years. Potential shares of common stock as of September 30, 2018 that have been excluded from the computation of diluted net loss per share amounted to 2,703,763 shares, which included 2,365,563 outstanding warrants and 338,200 outstanding stock options.

For the Nine Months Ended September 30, 2018 and 2017

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

General and Administrative Expenses

General and administrative expenses of $152,257 for the nine months ended September 30, 2018 decreased $213,649, or 58.3%, from $365,906 in the same period in 2017. The decrease in general and administrative expenses is primarily attributable to the Board of Directors discontinuing compensation for the Company’s officers and directors effective January 1, 2018. This action was taken to improve the Company’s operations in advance of any capital raises or the Merger Alternative in 2018.

Interest expense

Interest expense increased from $86,735 for the nine months ended September 30, 2017 to $87,434 for the nine months ended September 30, 2018. The interest expense is related to various short-term notes outstanding in both periods. These short-term notes have matured and the Company was seeking extensions as of September 30, 2018.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue with these types of short-term borrowings with high effective interest rates.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2018 and 2017 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, the Company adjusted the value of the outstanding derivative liabilities to their estimated fair value as of September 30, 2018 and 2017. The mark-to-market process resulted in a gain of $18,314 during the nine months ended September 30, 2018 and a gain of $78,351 during the nine months ended September 30, 2017. The decrease in the gain recognized is primarily the result of the relatively stable closing market price of the common stock between the December 31, 2017 ($0.06 per share) and September 30, 2018 ($0.05 per share) and the value of the derivatives tend to decline as the period of time until termination declines.

Change in Fair Value of Secured Convertible Note

We issued the Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note representing the remaining principal balance of $2,197,231 to replace the Convertible Note. The Company has recorded the fair value of the Convertible Notes assuming that the remaining par value is $2,197,231 as asserted by the Investor. The change in the estimated fair value of $150,794 during the nine months ended September 30, 2018 compared to a change of $1,847,894 for the 2017 period. The increased fair value at September 30, 2018 reflects the accretion of value to the Note balance as it reached its maturity date in May 2018. The Company plans to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration that the Investor only funded $510,000 in the entire transaction, but there can be no assurance that it will be successful in this regard.

Income Tax

The Company recorded an income tax benefit of $150,000 in the nine months ended September 30, 2018 as compared to $-0- for the nine months ended September 30, 2017 primarily due to the Tax Cuts and Jobs Act (the “Act”) that became law on December 22, 2017. The Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018.

Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017. However, where a corporation has an AMT Credit from a prior taxable year, the corporation still carries it forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50% of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has generated an AMT credit carryforward during prior years totaling $150,000, which previously was reported as income taxes payable on the Company’s balance sheet and the corresponding deferred tax asset was fully reserved based on all available evidence, because the Company considered it more likely than not that all the AMT tax credit carryforward would not be realized. Based on the provisions of the new Act, the Company now considers it more likely than not that all of the AMT tax credit carryforward will be realized. Accordingly, the Company has recognized an income benefit of $150,000 during the nine months ended September 30, 2018 as it reduced the corresponding income taxes payable to zero as of September 30, 2018.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,475,000 as of December 31, 2017, which expire from 2025 through 2037. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

Net loss

As a result of the above, we reported a net loss of $222,171 for the nine months ended September 30, 2018 compared to a net loss of $2,222,184 for the nine months ended September 30, 2017. This represents an improvement of $2,000,013.

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

The basic and diluted loss per share was $0.03 for the nine months ended September 30, 2018, for the reasons previously noted. The basic and diluted loss per share was $0.29 for the nine months ended September 30, 2017. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the nine months ended September 30, 2018 and 2017 because the exercise prices of the stock options and warrants were substantially higher than market price in 2018 and 2017 and the net loss reported for both years. Potential shares of common stock as of September 30, 2018 that have been excluded from the computation of diluted net loss per share amounted to 2,703,763 shares, which included 2,365,563 outstanding warrants and 338,200 outstanding stock options.

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

In November 2016, the Company issued a $200,000 convertible promissory note which requires no principal or interest payments until its November 2017 maturity date and bears 8% interest. The proceeds of this note were used to retire the Company’s line-of-credit upon its maturity in November 2016 and for general working capital purposes. This note was not retired at its maturity and is now in default. The Company is negotiating with the Holder to resolve this default.

In April 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note required no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum. The note is in default and the Company is currently negotiating with the Holder to resolve this default.

On May 21, 2018, the Company borrowed $13,125 under an unsecured credit facility with a private lender which is convertible at a rate of $0.50 per share. The note is due on demand and bears interest at 8% per annum.

In summary, as of September 30, 2018, the following debt was outstanding: (i) $40,000 on our convertible promissory note, which matured on April 19, 2018 and are currently in default; (ii) $200,000 on our convertible promissory note, which matured on November 7, 2017 and is currently in default; (iii) the two promissory notes in the total principal amount of $85,000, which matured in October 2016 and are currently in default; (iv) the Replacement Note with a fair value of $2,197,231 which matured in May 2018 and is currently in default, (v) the December 2013 Note in the principal amount of $1,000,000, which was due in April 2016 and is currently in default; and (vi) $13,125 on our convertible promissory note, which is due on demand. We are seeking to extend the maturity dates to cure the defaults on the foregoing debt; however, there can be no assurance that we will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions. We intend to seek additional funding from all available resources including under the Investor short-term debt financings to provide the funds necessary to pay-off our obligations when they come due and to provide working capital to fund normal operations, although we can provide no assurances that we will be successful in this regard. Our current financial condition has made traditional bank loans and normal financing terms unattainable; therefore, we may find it necessary to continue with the type of short-term borrowings with high effective interest rates that we have used in the past.

The Company is in default of various provisions of the 30-year Concessions for both Perlas and Tyra blocks as of September 30, 2018, as noted earlier. The Company is currently pursuing meetings with Nicaraguan Government officials to address the pending defaults. The Company has encountered challenges in this regard because of the political situation in Nicaragua.

The Company must raise substantial amounts of debt and equity capital from available sources in the immediate future in order to fund: (1) the annual training program and area fees for 2016, 2017 and 2018; (2) required letters of credit to the Nicaraguan Government; (3) the drilling of at least one exploratory well on the Perlas Block of the Nicaraguan Concessions; (4) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions should it be unable to negotiate a waiver of such requirement from the Nicaraguan government; (5) normal day-to-day operations and corporate overhead; and (6) outstanding debt and other financial obligations as they become due including the $1.0 million December 2013 Note, the $2,197,231 due in 2018 representing the May 2015 Private Placement and the various short-term notes payable totaling $338,125, which are either due on demand or are currently in default. These are substantial operational and financial issues that must be successfully addressed during 2018 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

The Company will need to obtain funding in 2018 to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of September 30, 2018, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement, dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of September 30, 2018 and December 31, 2017, which management believes is sufficient to provide for the ultimate resolution of this dispute.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default regarding various obligations of the Senior Convertible Note with an unpaid balance of $2,197,231 as of September 30, 2018 (See Note 2). The Senior Convertible Note matured on May 7, 2018 and was not retired by the Company. The Company is pursuing a resolution of these defaults with the Holder, including to negotiate extensions, waivers or a new note agreement; however, there can be no assurance that the Company will be successful in that regard.

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	November 13, 2018
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	November 13, 2018
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

