Form 10-K
period 2018-12-31
INFINITY ENERGY RESOURCES, INC
filed 2019-04-15
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2018, the aggregate market value of the Registrant’s common equity held by non-affiliates, computed by reference to the closing price on June 30, 2018 ($0.04 per share) was $308,503.

The number of shares of our common stock outstanding as of April 10, 2019 is 7,712,569.

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

Part I

Item 1. Business.

DESCRIPTION OF BUSINESS

Overview

Infinity Energy Resources, Inc. (the “Company,” “we,” “ours,” and “us”) is an independent energy company whose principal business plan is pursuing an oil and gas exploration opportunity offshore of Nicaragua in the Caribbean Sea. On March 5, 2009, the Nicaraguan government granted us the concessions to explore approximately 1.4 million acres offshore Nicaragua. Since such point we have focused our efforts primarily on these Concessions. Previously we were engaged in the acquisition, exploration and development of natural gas and oil properties in the United States. We ceased all domestic oil and gas exploration and production in the United States by December 2009.

The Company is assessing various opportunities and strategic alternatives (the “Strategic Alternatives”) involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States.

The Company must obtain new sources of debt and/or equity capital to fund the substantial needs enumerated above, as well as satisfying its existing debt obligations. It is attempting to obtain extensions of the maturity date for its outstanding debt; however, there can be no assurance that it will be able to do so or what the final terms will be if the lenders agree to such extensions. Further, the Company can provide no assurance that it will be able to obtain sufficient new debt/equity capital to pursue any Strategic Alternatives it may consider.

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

The Company has had a history of losses. It has a significant working capital deficit, notes payable that are in default and is experiencing substantial liquidity issues. In addition, the Company’s most significant asset and its business plan is focused on the exploration and development of the Nicaraguan Concessions, which are now in default and in risk of being terminated. The Company is now exploring domestic opportunities to utilize its expertise in oil and gas exploration and production including oil field services. The Company may direct its efforts and resources to developing a domestic oil and gas industry asset base through the acquisition of small oil and gas leases/properties and/or oil and gas services businesses in 2019 and beyond.

The Company has relied on raising debt and equity capital to fund its ongoing maintenance/expenditure obligations under the Nicaraguan Concession, its day-to-day operations and corporate overhead because it has generated no operating revenues or cash flows in recent years. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in default and five other notes payable with principal balances of $338,125 as of December 3, 2018 are now either due on demand or currently in default. The Company is seeking resolutions to these defaults, including extensions of the maturity date for these notes payable; however, there can be no assurance that it will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions.

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2018, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017 and 2018 area fees required for both the Perlas and Tyra which total approximately $167,000; and (5) payment of the 2016, 2017 and 2018 training fees required for both the Perlas and Tyra totaling approximately $300,000. The Company is seeking to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. The Company has encountered challenges in this regard because of the political situation in Nicaragua. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund the requirements noted above plus finance (i) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions if it is unable to negotiate a waiver of such requirement from the Nicaraguan government; (ii) normal day-to-day operations and corporate overhead; and (iii) outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the five notes payable totaling $338,125, which are either due on demand or currently in default and the Replacement Note, if issued. These are substantial operational and financial issues that must be successfully addressed during 2019 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt.

The Company is seeking new sources of debt and equity capital to fund the substantial needs enumerated above. The Company is attempting to obtain extensions of the maturity dates for its debt or compromises of the debt. There can be no assurance that it will be able to obtain such funding or extensions or what terms.

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

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver a new convertible note (the “Replacement Note”) with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The Replacement Note provides for a one-year maturity from May 7, 2017, a conversion price of $0.50 per share and is due in monthly installment payments through May 2018 either in cash or stock, among other terms. The Company continues to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration that the Investor only funded $510,000 in the entire transaction, but there can be no assurance that it will be successful in this regard.

Business Strategy

Our principal objective is to create stockholder value through the development of our Nicaraguan Concessions. We commenced significant activity under the initial work plan and received formal governmental approval of the environmental study in 2013. We have used previously existing reprocessed 2-D seismic data to identify or evaluate the prospects. We had additional 2-D and 3-D seismic mapping done on the Concessions to provide additional data. We have reviewed the data to evaluate the potential oil and gas producing structures and select initial drilling sites for exploratory wells. We have not moved forward due to insufficient capital and necessary Nicaraguan government approvals. We are considering Strategic Alternatives in addition to the Nicaraguan Concessions.

We intend to finance our business strategy through external financing, which may include debt and equity capital raised in public and private offerings, joint ventures, sale of working or other interests, employment of working capital and cash flow from operations, if any. We completed the May 2015 Private Placement described below. We continue to seek new sources of debt and equity capital in order to fund the substantial needs enumerated above and are considering our Strategic Alternatives; however, there can be no assurance that we will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the defaults existing on the Nicaraguan Concessions or to meet our requirements relative to drilling the exploratory wells or meet our other obligations or effect any transaction as part of our Strategic Alternatives. Finally, given the economic and political turmoil currently existing in Nicaragua we are not actively engaged with the Nicaraguan Government to negotiate a way to proceed with the planned exploration and development of the Nicaraguan Concessions. When the current turmoil is resolved and the unrest ceases in Nicaragua we plan to continue seeking joint venture or working interest partners for exploratory drilling operations on the Nicaraguan Concessions. In this connection we may seek offers from other industry operators for interests in the acreage in exchange for cash and a carried interest in exploration and development operations or other strategic partnership.

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

The Nicaraguan Government has yet to receive the EIA supplement and may or may not issue the drilling permit; given the status of the Nicaraguan Concessions. The Company will likely have to negotiate with Nicaraguan government new terms and deadlines with regard to the Concessions. However, there can be no assurance that the Company will be able to negotiate new terms and deadlines with the Nicaraguan Government in order to maintain the concessions.

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2018, as noted above, and must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund expenses relating to the Concessions. These are substantial operational and financial issues that must be successfully addressed during 2019 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

Costs incurred during the year ended December 31, 2018 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2018
Property acquisition costs:
Proved	$—
Unproved
Total property acquisition costs	—
Development costs	—
Exploration costs	155,584
Total costs	$155,584

Exploration costs during the year ended December 31, 2018 primarily related to area Concession and training fees which are accrued to be paid to the Nicaraguan Government for 2018. All costs related to the Nicaraguan Concessions have been expensed as incurred during the year ended December 31, 2018 as the Concessions are in default status and the Nicaraguan Concession assets are considered to be impaired and fully reserved as of December 31, 2018 and 2017.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

	December 31,
	2018	2017

Proved oil and gas properties	$—	$—
Unproved oil and gas properties	11,176,773	11,021,189
Total	11,176,773	11,021,189
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 3)	(964,738)	(964,738)
Less accumulated impairment charge on oil and gas properties as of December 31, 2015	(9,720,666)	(9,720,666)
Less amounts charged directly to operations since January 1, 2016	(491,369)	(335,785)
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$—

Management has performed its impairment tests on its oil and gas properties as of December 31, 2018 and 2017, has concluded that a full impairment reserve should be provided on the costs capitalized for its unproved oil and gas properties consisting solely of the Nicaraguan Concessions. Therefore, an impairment charge of $9,720,666 was charged to operations during the year ended December 31, 2015 which reduced the carrying amount of oil and gas properties to zero. The Nicaraguan Concessions remained fully impaired as of December 31, 2018 and 2017. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. This may provide substantial impediments for the Company and its ability to obtain adequate financing to fund the exploration and development of its Nicaraguan projects and the overall economic viability of the Concessions should hydrocarbons be discovered in commercial quantities.

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

The Company is in default of the current minimum work plan and is attempting to extend or renegotiate the requirements in order to cure the defaults and maintain the Concessions. There can be no assurance that it will be successful in negotiating such extensions and/or renegotiate the Concessions.

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

Employees

We have two employees, our CEO and CFO, whose salaries have been deferred. We also use outside contractors to perform services.

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

Subsequent to the initial award of the Nicaraguan Concessions in 2003, we negotiated a number of key terms and conditions of an exploration and production contract covering the approximate 1.4 million acre Tyra (approximately 826,000 acres in the north) and Perlas (approximately 560,000 acres in the south) concession areas offshore Nicaragua. The contract, which was finalized in 2009, contemplates an exploration period of up to six years with four sub-phases and a production period of up to 30 additional years (with a potential five-year extension). We submitted an environmental study in 2011, which was approved in April 2013 by the Nicaraguan government which allowed us to commence our exploration activities. We have acquired new specific geological information from the acquisition of new 2-D and 3-D seismic studies during 2013 and 2014 along with the reprocessing and additional evaluation of existing 2-D seismic data over the Perlas and Tyra Concession blocks. We are in default of several requirements of the minimum work programs under of the Nicaraguan Concession and may not be able to retain the Concessions unless we are successful in obtaining extensions, renewals or the renegotiation of the terms of the Concession Agreements for the Perlas and Tyra blocks. We are pursuing negotiations with Nicaraguan Government officials to attempt to address the pending defaults.

Proved Reserves Reporting

We had no proved reserves as of December 31, 2018 and 2017.

Production, Prices and Production Costs

We had no production during the years ended December 31, 2018 or 2017.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the costs we incurred in the purchase of proved and unproved properties and in development and exploration activities in Nicaragua:

	2018	2017
Property acquisition costs:
Proved	$—	$—
Unproved		—
Total property acquisition costs	—	—
Development costs	—	—
Exploration costs	155,584	170,274

Total costs	$155,584	$170,274

Exploration costs during the years ended December 31, 2018 and 2017 are primarily attributable to area fees and training costs required to be paid to the Nicaraguan government.

There were no development, exploration or acquisition costs incurred during 2018 and 2017 on our domestic properties.

Drilling Activity

We had no drilling activity during the years ended December 31, 2018 or 2017.

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases we held as of December 31, 2018.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2018 and 2017, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Infinity’s common stock trades on the Over-the-Counter QB Tier Market (OTCQB) under the symbol “IFNY” The following table sets forth the high and low closing bid prices for Infinity’s common stock as reported by the OTCQB. The closing price of the common stock on April 10, 2019 was $0.10 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2018	High	Low
1st Quarter	$0.10	$0.06
2nd Quarter	$0.08	$0.05
3rd Quarter	$0.15	$0.05
4th Quarter	$0.10	$0.04

Year Ended December 31, 2017	High	Low
1st Quarter	$0.10	$0.06
2nd Quarter	$0.11	$0.05
3rd Quarter	$0.10	$0.05
4th Quarter	$0.09	$0.05

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

Holders of Common Stock

At December 31, 2018, there were approximately 144 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,500 shares of the Company’s common stock were reserved for issuance under the 2005 and 2006 Plans; however, such 2005 and 2006 Plans have now expired and no further issuances can be made. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has issued other stock options not pursuant to a formal plan with terms similar to the 2005 and 2006 Plans.

At the Annual Meeting of Stockholders held on September 25, 2015 the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares for issuance under the Plan. No stock options or restricted stock has been issued under the 2015 Plan as of December 31, 2018.

As of December 31, 2018, 500,000 shares were available for future grants under the 2015 Plan as all other Plans have now expired.

The following table sets forth certain information regarding our stock option plans as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	6,200	$7.80	500,000
Option grants not issued under a plan approved by stockholders	332,000	41.85	n/a
Total	338,200	$41.24	500,000

Recent Issuances of Unregistered Securities

During the year ended December 31, 2018, the Company conducted the following unregistered sales of securities:

●

On May 21, 2018, it borrowed $13,125 under an unsecured promissory note with a private third party lender, which note is convertible at a rate of $0.50 per share. The note is due on demand and bears interest at 8% per annum. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the credit facility. No compensation was paid in connection with the issuance of the note.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have substantial obligations to a number of third parties, including but not limited to, our December 2013 promissory note in the original principal amount of $1,050,000 due in April 2016, which is in default, and the Replacement Note, which we are contesting, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to meet our obligations under the Nicaraguan Concessions, and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) our Nicaraguan Concessions and planned future exploration activities are in a country with a developing economy and are subject to the risks of political and economic instability associated with such economies; (vi) exploration and development of our Nicaraguan Concessions will require large amounts of capital or a commercial relationship with an industry operator that we may not be able to obtain; (vii) we do not have sufficient resources to conduct required seismic mapping and drilling on our Nicaraguan Concessions, are in default on various requirements of the Concessions and may forfeit our rights to the Concessions unless we can renegotiate their requirements and terms; (viii) the oil and gas exploration business involves a high degree of business and financial risk; (ix) we will be subject to regulations affecting our activities with the Nicaraguan Concessions if we ultimately develop them; (x) our operations may be adversely affected by changes in the fiscal regime of Nicaragua; (xi) we are continuing to negotiate with our creditors and may face additional claims in the future; (xii) oil prices may be affected by regional factors; (xiii) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (xv) the oil and gas industry is highly competitive; (xvi) exploratory drilling is an uncertain process with many risks; (xvii) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xviii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xix) we depend on key personnel; (xx) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have a significant effect on us and the other stockholders, including Amegy Bank, NA; (xxi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock, including sales of shares of common stock that may be issued to the holder of the Replacement Note upon its conversion; (xxii) possible issuance of common stock subject to options and warrants may dilute the interest of stockholders; (xxiii) whether the Strategic Alternatives will result in an opportunity or transaction; (xxiv) our nonpayment of dividends and lack of plans to pay dividends in the future; (xxv) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xxvi) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xxvii) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxviii) indemnification of our officers and directors; (xxix) whether we will be able to renegotiate or extend the terms of the Nicaraguan Concessions, and on terms favorable to us, or otherwise maintain our interest in the Concessions; and (xxx) whether we will obtain an industry or other financial partner to enable us to explore and develop our Nicaraguan Concessions if we do obtain extensions or renegotiation of the terms of the Concessions.

The following information should be read in conjunction with the Financial Statements and Notes presented elsewhere in this annual report on Form 10-K. See Note 1 – “Summary of Significant Accounting Policies,” to the Financial Statements for the Years Ended December 31, 2018 and 2017.

2018 Operational and Financial Objectives

Corporate Activities

The Nicaraguan Concessions represent our most substantial asset and are the focal point of our business plan. The Company is in default of various provisions of the 30-year Concession for both the Perlas and Tyra blocks as of December 31, 2018, as noted above.

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2018, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017 and 2018 area fees required for both the Perlas and Tyra which total approximately $167,000; and (5) payment of the 2016, 2017 and 2018 training fees required for both the Perlas and Tyra totaling approximately $300,000. The Company is seeking to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. The Company has encountered challenges in this regard because of the political situation in Nicaragua. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund the foregoing requirements plus normal day-to-day operations and corporate overhead and outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the five notes payable totaling $338,125, which are either due on demand or currently in default and the Replacement Note, if issued. In light of the foregoing, the Company is considering Strategic Alternatives.

These are substantial operational and financial issues that must be successfully addressed during 2019 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

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

For the Years Ended December 31, 2018 and 2017

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

General and Administrative Expenses

General and administrative expenses of $208,941 for the year ended December 31, 2018 decreased $260,290, or 55.5%, from $469,231 in the same period in 2017. The decrease in general and administrative expenses is primarily attributable to the Board of Directors discontinuing compensation for the Company’s officers and directors effective January 1, 2018.

Interest expense

Interest expense increased slightly from $115,782 for the year ended December 31, 2017 to $116,744 for the year ended December 31, 2018. The interest expense is related to various short-term notes outstanding in both periods. These short-term notes have matured and the Company was seeking extensions as of December 31, 2018.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue with these types of short-term borrowings with high effective interest rates.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2018 and 2017 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, the Company adjusted the value of the outstanding derivative liabilities to their estimated fair value as of December 31, 2018 and 2017. The mark-to-market process resulted in a gain of $38,681 during the year ended December 31, 2018 and a gain of $79,247 during the year ended December 31, 2017. The decrease in the gain recognized is primarily the result of the relatively stable closing market price of the common stock between the December 31, 2017 ($0.06 per share) and December 31, 2018 ($0.04 per share) and the value of the derivatives tend to decline as the period of time until termination declines.

Change in Fair Value of Secured Convertible Note

We issued the Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note representing the remaining principal balance of $2,197,231 to replace the Convertible Note. The Company has recorded the fair value of the Convertible Notes assuming that the remaining par value is $2,197,231 as asserted by the Investor. The change in the estimated fair value of $150,794 during the year ended December 31, 2018 compared to a change of $1,905,109 for 2017. The increased fair value at December 31, 2018 reflects the accretion of value to the Note balance as it reached its maturity date in May 2018. The Company plans to continue to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration that the Investor only funded $510,000 in the entire transaction, but there can be no assurance that it will be successful in this regard.

Income Tax

The Company recorded an income tax benefit of $150,000 in the year ended December 31, 2018 compared to $-0- for the year ended December 31, 2017 primarily due to the Tax Cuts and Jobs Act (the “Act”) that became law on December 22, 2017. The Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018.

Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017. However, where a corporation has an AMT Credit from a prior taxable year, the corporation still carries it forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50% of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has generated an AMT credit carryforward during prior years totaling $150,000, which previously was reported as income taxes payable on the Company’s balance sheet and the corresponding deferred tax asset was fully reserved based on all available evidence, because the Company considered it more likely than not that all the AMT tax credit carryforward would not be realized. Based on the provisions of the new Act, the Company now considers it more likely than not that all of the AMT tax credit carryforward will be realized. Accordingly, the Company has recognized an income benefit of $150,000 during the year ended December 31, 2018 as it reduced the corresponding income taxes payable to zero as of December 31, 2018.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,845,000 as of December 31, 2018, which expire from 2025 through 2038. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

Net loss

As a result of the above, we reported a net loss of $287,798 for the year ended December 31, 2018 compared to a net loss of $2,410,875 for the year ended December 31, 2017. This represents an improvement of $2,123,077.

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

The basic and diluted loss per share was $0.04 for the year ended December 31, 2018, for the reasons previously noted. The basic and diluted loss per share was $0.31 for the year ended December 31, 2017. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the year ended December 31, 2018 and 2017 because the exercise prices of the stock options and warrants were substantially higher than market price in 2018 and 2017 and the net loss reported for both years. Potential shares of common stock as of December 31, 2018 that have been excluded from the computation of diluted net loss per share amounted to 2,703,763 shares, which included 2,365,563 outstanding warrants and 338,200 outstanding stock options.

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

The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the December 2013 Note. The December 2013 Note matured in April 2016 and is currently in default. The Company is seeking an extension of the maturity date; however, there can be no assurance that it will be able to obtain such extension or what the final terms will be if the lender agrees to such an extension.

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

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The aggregate outstanding principal balance of $11,687,231 of the Convertible Note included an approximate $2.0 million original issue discount; however, the Investor funded only $510,000 under the Investor Note. The Company has recorded the fair value of the Convertible Note assuming that the remaining par value is $2,197,231 as asserted by the Investor. The Company plans to continue to negotiate with the Investor regarding the current default status, the issuance of the Replacement Note under the terms of the financing and taking into consideration the Investor’s minimal funding in the entire transaction, but there can be no assurance that it will be successful in this regard.

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

In April 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note required no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum. The note is in default and the Company is negotiating with the Holder to resolve this default.

On May 21, 2018, the Company borrowed $13,125 under an unsecured promissory note with a private third party lender, which is convertible at a rate of $0.50 per share. The note is due on demand and bears interest at 8% per annum.

In summary, as of December 31, 2018, the following debt was outstanding: (i) $40,000 on our convertible promissory note, which matured on April 19, 2018 and is in default; (ii) $200,000 on our convertible promissory note, which matured on November 7, 2017 and is currently in default; (iii) the two promissory notes in the total principal amount of $85,000, which matured in October 2016 and are in default; (iv) the Replacement Note with a fair value of $2,197,231 which matured in May 2018 and is currently in technical default; (v) the December 2013 Note in the principal amount of $1,000,000, which was due in April 2016 and is in default; and (vi) $13,125 on our convertible promissory note, which is due on demand.

The Company is in default of various provisions of the 30-year Concessions for both Perlas and Tyra blocks as of December 31, 2018, as noted earlier. The Company is pursuing negotiations with Nicaraguan Government officials to address the pending defaults.

The Company must raise substantial amounts of debt and equity capital from available sources in the immediate future in order to fund the requirements related to the Nicaraguan Concessions and fund (i) its normal day-to-day operations and corporate overhead, (ii) pay its outstanding debt and other financial obligations as they become due including the $1.0 million December 2013 Note, the $2,197,231 due in 2018 representing the May 2015 Private Placement and the various short-term notes payable totaling $338,125, which are either due on demand or are currently in default. These are substantial operational and financial issues that must be successfully addressed during 2019 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

The Company will need to obtain funding in 2018 to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the foregoing defaults. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan Concessions and meet its other financial requirements.

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

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors ad Stockholders of

Infinity Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Infinity Energy Resources, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

April 15, 2019

INFINITY ENERGY RESOURCES, INC.

Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$1,367	$6,255

Total current assets	1,367	6,255

Total assets	$1,367	$6,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,040,948	$6,005,405
Accrued liabilities (including $788,520 due to related party at December 31, 2018 and 2017)	3,699,747	3,544,361
Income tax liability	—	150,000
Accrued interest	509,894	393,151
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	2,197,231	2,046,437

Convertible notes payable-short term	1,338,125	1,325,000
Total current liabilities	15,501,948	15,180,357

Derivative liabilities	65,502	104,183
Total liabilities	15,567,450	15,284,540
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2018 and 2017	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 7,712,569 shares at December 31, 2018 and 2017	771	771
Additional paid-in capital	109,080,273	109,080,273
Accumulated deficit	(124,647,127)	(124,359,329)
Total stockholders’ deficit	(15,566,083)	(15,278,285)
Total liabilities and stockholders’ deficit	$1,367	$6,255

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Operations

	For the Year Ended December 31,
	2018	2017
Operating expenses:
General and administrative expenses	$208,941	$469,231
Total operating expenses	208,941	469,231

Operating loss	(208,941)	(469,231)

Other income (expense):
Interest expense	(116,744)	(115,782)
Change in derivative fair value	38,681	79,247
Change in fair value of senior convertible note payable	(150,794)	(1,905,109)

Total other income (expense)	(228,857)	(1,941,644)

Loss before income taxes	(437,798)	(2,410,875)
Income tax benefit (expense)	150,000	—

Net loss	$(287,798)	$(2,410,875)

Net loss per share – basic and diluted	$(0.04)	$(0.31)

Weighted average shares outstanding – basic and diluted	7,712,569	7,712,569

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Stockholders’ Deficit

Years ended December 31, 2018 and 2017

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	7,712,569	$771	$109,080,273	$(121,948,454)	$(12,867,410)

Net loss	—	—	—	(2,410,875)	(2,410,875)

Balance, December 31, 2017	7,712,569	771	109,080,273	(124,359,329)	(15,278,285)

Net loss	—	—	—	(287,798)	(287,798)

Balance, December 31, 2018	7,712,569	$771	$109,080,273	$(124,647,127)	$(15,566,083)

See accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(287,798)	$(2,410,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(38,681)	(79,247)
Change in fair value of senior convertible note	150,794	1,905,109

Change in operations assets and liabilities:
Decrease in income taxes payable	(150,000)	—
Increase in accounts payable	35,543	40,076
Increase in accrued liabilities	155,386	383,071
Increase in accrued interest	116,743	115,782
Net cash used in operating activities	(18,013)	(46,084)

Cash flows from investing activities	—	—
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of convertible note payable	13,125	40,000

Net cash provided by financing activities	13,125	40,000

Net decrease in cash and cash equivalents	(4,888)	(6,084)

Cash and cash equivalents:
Beginning	6,255	12,339
Ending	$1,367	$6,255
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Financial Statements

December 31, 2018

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

The Nicaraguan Concessions represent its principal asset and only exploration and development project. On March 5, 2009 Infinity signed the contracts relating to its Nicaraguan Concessions. Infinity conducted activities to develop geological information from the processing and evaluation of 2-D seismic data that was acquired for the Nicaraguan Concessions. The Company identified multiple sites for exploratory drilling and intends to plan the initial exploratory well on the Perlas Block in order to determine the existence of commercial hydrocarbon reserves, subject to receipt from the Nicaraguan government of authorizations for the drilling of up to five wells, financing and satisfaction of other conditions. In order to meet its obligations under the Perlas Block of the Nicaraguan Concession, the Company had to drill its initial exploratory well during 2016, which did not occur. As a result of this and other defaults, the Company is in default of the Perlas development plan and may lose its rights under the Nicaraguan Concessions. The work plan on the Tyra block requires the Company to shoot additional seismic prior to the commencement of exploratory drilling. The Company is seeking a waiver of the additional seismic mapping on the Tyra Block and extension of time to complete its initial well from the Nicaraguan government. It has not been able to pay the 2016, 2017 and 2018 area fees and training fees for both the Perlas and Tyra blocks as required under the Nicaraguan Concessions and is in default. The Company is seeking to negotiate extensions, waivers and/or new Perlas and Tyra Concession agreements with the Nicaraguan government to cure such defaults. It has encountered challenges in this regard because of the political situation in Nicaragua. There can be no assurance whether it will be able to obtain such extensions, waivers and/or new agreements that will cure its various defaults under the Nicaraguan Concessions. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. There can be no assurance whether the Company will be able to cure its various defaults under the Nicaraguan Concessions and obtain adequate financing to fund the exploration and development of its Nicaraguan Concessions.

The Company is assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States.

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

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver a new convertible note (the “Replacement Note”) representing the remaining principal balance of $2,197,231 to replace the Convertible Note. The Replacement Note provides for a one-year maturity from May 7, 2017, a conversion price of $0.50 per share and is currently in technical default. The Company is continuing to negotiate with the Investor a resolution of this matter regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration that the Investor only funded $510,000 in the entire transaction, but there can be no assurance that it will be successful in this regard.

The Note was to mature on the three-year anniversary of its issuance, bore interest at 8% per annum, and was convertible at any time at the option of the holder into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). The Note is now in default and the Company has had discussions with the Holder regarding a resolution to the default, but there has been no progress at present. As a part of the May 2015 Private Placement, the Company issued a Warrant to the Investor giving it the right to purchase up to an aggregate of 1,800,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The Warrant is exercisable commencing nine months from the date of issuance for a period of seven years from the date of issuance. The Note ranked senior to the Company’s existing and future indebtedness and is secured by all the assets of the Company, excluding the Concessions. The proposed Replacement Note would have the same security interest as the Convertible Note.

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

The Company has relied on raising debt and equity capital to fund its ongoing maintenance/expenditure obligations under the Nicaraguan Concession, for its day-to-day operations and its corporate overhead because it has generated no operating revenues or cash flows in recent years. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in default and five other notes payable with principal balances of $338,125 as of December 31, 2018 are now either due on demand or currently in default. The Company is seeking resolutions to these defaults including extensions of the maturity date for these notes payable; however, there can be no assurance that it will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions.

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2018, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017 and 2018 area fees required for both the Perlas and Tyra which total approximately $167,000; and (5) payment of the 2016, 2017 and 2018 training fees required for both the Perlas and Tyra totaling approximately $300,000. The Company is seeking to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. The Company has encountered challenges in this regard because of the political situation in Nicaragua. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund the foregoing and (i) normal day-to-day operations and corporate overhead, (ii) outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the five notes payable totaling $338,125, which are either due on demand or currently in default and the Replacement Note, if issued. These are substantial operational and financial issues that must be successfully addressed during 2019 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

The Company is seeking sources of debt and equity capital to fund the substantial needs enumerated above. The Company is also attempting to obtain extensions of the maturity date for its debt. There can be no assurance that it will be successful in these regards.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of December 31, 2018 and 2017, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

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

Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is deducted from the costs to be amortized, and reported as a period expense when the impairment is recognized. All unproved property costs as of December 31, 2018 and 2017 relate to the Nicaraguan Concessions. In assessing the unproved property costs for impairment, the Company takes into consideration various information including: (i) the terms of the Concessions, (ii) the status of the Company’s compliance with the Nicaraguan Concessions’ requirements, (iii) the ongoing evaluation of the seismic data, (iv) the commodity prices for oil and gas products, (v) the overall environment related to oil and gas exploration and development projects for unproven targets in unproven regions of the world, (vi) the availability of financing for financial and strategic partners, and (vii) other factors that would impact the viability of a significant long-term oil and gas exploration and development project.

The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects. The Company has performed its impairment tests as of December 31, 2018 and 2017 and has concluded that a full impairment reserve should be provided on the costs capitalized for the Nicaraguan Concessions oil and gas properties. All costs related to the Nicaraguan Concessions from January 1, 2016 through December 31, 2018 have been charged to operating expenses as incurred.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges, but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of December 31, 2018 and 2017, the Company did not have any proved oil and gas properties, and all unproved property costs relate to its Nicaraguan Concessions.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2018 and 2017 and during the years then ended, the Company had no oil and natural gas derivative arrangements outstanding.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both of the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of December 31, 2018 and 2017 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

December 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$2,197,231	$2,197,231
Derivative liabilities	—	—	65,502	65,502
	$—	$—	$2,262,733	$2,262,733

December 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$2,046,437	$2,046,437
Derivative liabilities	—	—	104,183	104,183
	$—	$—	$2,150,620	$2,150,620

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the years ended December 31, 2018 and 2017.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $0 at December 31, 2018 and 2017.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of December 31, 2017. During the year ended December 31, 2018 the Company determined that the payment of the certain liabilities related to the alternative minimum tax from prior years will be unnecessary, and therefore it reversed the liability and recognized an income tax benefit as described in the following section.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”),which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018.

Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017. However, where a corporation has an AMT Credit from a prior taxable year, the corporation still carries it forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50% of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has generated an AMT credit carryforward during prior years totaling $150,000 which previously was reported as income taxes payable on the Company’s balance sheet and the corresponding deferred tax asset was fully reserved based on all available evidence, the Company considered it more likely than not that all of the AMT tax credit carryforward would not be realized. Based on the provisions of the new Act, the Company now considers it more likely than not that all the AMT tax credit carryforward will be realized. Accordingly, the Company has recognized an income benefit of $150,000 during the year ended December 31, 2018 as it reduced the corresponding income taxes payable to zero as of December 31, 2018. The Company will receive no cash from the elimination of this AMT tax credit carryforward because the Company had not previously paid the AMT tax but rather it recorded the income tax liability on the accompanying balance sheet.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The effective date for this ASU, which was deferred by ASU 2015-14 issued in August 2015, is for fiscal years beginning after December 15, 2017. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09 which revises the structure of the indicators to provide indicators of when the entity is the principal or agent in a revenue transaction, and eliminated two of the indicators (“the entity’s consideration is in the form of a commission” and “the entity is not exposed to credit risk”) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In April 2016, the FASB also issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services and on determining whether an entity’s promise to grant a license with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted this ASU on January 1, 2018 using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the ASU as an adjustment to opening retained earnings at the date of initial application. The Company did not have any material adjustments at the date of adoption. The comparative periods have not been restated.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for the Company’s fiscal year beginning January 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of these ASUs will have on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01 (“ASU 2017-01”), Business Combinations, which clarifies the definition of a business, particularly when evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. The first part of the guidance provides a screen to determine when a set is not a business; the second part of the guidance provides a framework to evaluate whether both an input and a substantive process are present. The guidance will be effective after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for transactions that have not been reported in issued financial statements. The Company does not believe that the adoption of this pronouncement will have an impact on the presentation of its financial statements.

In January 2017, FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, Step 2 of the goodwill impairment test, which requires determining the implied fair value of goodwill and comparing it with its carrying amount has been eliminated. Thus, the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount (i.e., what was previously referred to as Step 1). In addition, ASU No. 2017-04 requires entities having one or more reporting units with zero or negative carrying amounts to disclose (1) the identity of such reporting units, (2) the amount of goodwill allocated to each, and (3) in which reportable segment the reporting unit is included. ASU No. 2017-04 is effective as follows: (1) for a public business entity that is an SEC filer for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of this standard on our financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update will be effective for all interim and annual reporting periods beginning after December 15, 2018. The Company does not believe that the adoption of these amendments have an impact on its financial statements.

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately. SAB No.118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act. The adoption of ASU 2018-05 had no material impact on the Company’s financial statements as of and for the year ending December 31, 2018. See Note 8, Income Taxes, for disclosures related to this amended guidance.

In June 2018, the FASB issued ASU No. 2018-07, Compensation Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share based compensation. The guidance is effective for the Company for the fiscal year beginning January 1, 2020. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s financial statements, as non-employee stock compensation is nominal relative to the Company’s total expenses as of December 31, 2018.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). This ASU reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights. The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2018- 17 will have on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. An entity that elects to use the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for the Company’s fiscal year beginning January 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of these ASUs will have on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2 – Secured Convertible Note Payable

Secured Convertible Note (the “Note) payable consists of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Secured convertible note payable, at fair value	$2,197,231	$2,046,437
Less: Current maturities	(2,197,231)	(2,046,437)

Secured convertible note payable, long-term	$—	$—

Following is an analysis of the activity in the Note during the year ended December 31, 2018:

Amount
Balance at December 31, 2017	$2,046,437
Funding under the Investor Note during the period	—
Principal repaid during the period by issuance of common stock	—
Change in fair value of secured convertible note during the period	150,794

Balance at December 31, 2018	$2,197,231

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

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver a new convertible note (the “Replacement Note”) with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The aggregate outstanding principal balance of $11,687,231 of the Convertible Note included an approximate $2.0 million original issue discount; however, the Investor funded only $510,000 under the Investor Note. The Company has recorded the fair value of the Convertible Note assuming that the remaining par value is $2,197,231 as asserted by the Investor, resulting in a change in the estimated fair value of $1,905,109 during the year ended December 31, 2017. The Replacement Note provides for a maturity date of May 7, 2018, a conversion price of $0.50 per share and is due in monthly installment payments through May 2018 either in cash or stock, among other terms. The Company did not repay the note at its maturity date and the note is now in technical default. It is to be secured to the same extent as the Convertible Note. The Company is continuing to negotiate a resolution of this matter with the Investor regarding the current default status, the issuance of the Replacement Note under the terms of the financing and taking into consideration the Investor’s minimal funding in the entire transaction, but there can be no assurance that it will be successful in this regard.

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

Description of the Financial Accounting and Reporting

The Company elected to account for the Note on its fair value basis, therefore, the fair value of the Note, including its embedded conversion feature, were estimated together utilizing the Black-Scholes model at December 31, 2018 and 2017.

The Company received $450,000 of proceeds at the date of issuance and after repayments and additional funding the net principal balance was $129,960 as of December 31, 2018 and 2017. The fair market value of the Note was estimated to be $682,400 as of the issuance date, $2,046,437 at December 31, 2017 and $2,197,231 as of December 31, 2018. The net change in fair market value of the Note of $150,794 is included in change in fair value of senior secured convertible note payable in the accompanying statement of operations for the year ended December 31, 2018.

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

The Warrant issued to purchase 1,800,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. The estimated fair value of the warrant derivative as of December 31, 2018 was $57,092, representing a change of $33,427 from December 31, 2017, which is included in changes in derivative fair value in the accompanying statement of operations for the year ended December 31, 2018. See Note 5.

The warrant to purchase 240,000 shares issued as part of the placement fee in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Changes in the fair value of the warrant derivative liability totaled $2,096 (decrease in the derivative liability) through December 31, 2018, which is included in changes in derivative fair value in the accompanying statement of operations for the year ended December 31, 2018. The warrant derivative liability balance related to such warrants was $7,573 and $12,069 as of December 31, 2018 and 2017, respectively. See Note 5.

The Company is required to make monthly installment payments in the form of cash, common stock or a combination of both. The Holder suspended such installments during the third and fourth quarters of 2016 and the suspension continued through December 31, 2018.

Note 3 – Debt

Debt consists of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Convertible notes payable, short term:
Note payable, (in default)	$1,000,000	$1,000,000
Note payable (in default)	200,000	200,000
Note payable (in default)	40,000	40,000
Note payable, (in default)	50,000	50,000
Note payable (in default)	35,000	35,000
Note payable (due on demand)	13,125	—
Total notes payable, short-term	$1,338,125	$1,325,000

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

The Warrant has been treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The Warrant expired as of December 31, 2018 and can no longer be exercised. The discount has been amortized ratably through the original maturity date and each of the extended maturity dates. The Company recognized the value of the 20,000 shares of common stock issued ($104,000) and the increased value of the outstanding warrants due to the decrease in their exercise price ($68,716) as an additional discount on the note payable to be amortized ratably over the extended term of the underlying note.

The discount recorded as of the December 27, 2013 origination date of the Note and as a result of the amendments to the Note terms and extensions of the maturity date has been amortized ratably over the term and extended terms of the note and the remaining unamortized discount was $-0- as of December 31, 2018 and 2017. The related warrant derivative liability balance was $-0- and $31 as of December 31, 2018 and 2017, respectively. See Note 5. The Warrant term has expired as of December 31, 2018 and can no longer be exercised.

Other than the December 2013 Note described above, during the year ended December 31, 2018 the Company had short-term notes outstanding with entities or individuals as follows:

●	On November 8, 2016 the Company borrowed a total of $200,000 from an individual under a convertible note payable with the conversion rate of $5.00 per share. The note requires no principal or interest payments until its maturity date of November 7, 2017 and bears interest at 8% per annum. The note was not paid on its original maturity date. The Company is pursuing a resolution of this default including an extension or other resolution with the Holder. There can be no assurance that the Company will be successful in this regard.

●	On April 20, 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note required no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum. The note was not paid on its maturity date. The Company is pursuing a resolution of this default including an extension or other resolution with the Holder. There can be no assurance that the Company will be successful in this regard.

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 7, 2016 and ultimately to October 7, 2016. The Company and its lender are pursuing a resolution of this default. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase 5,000 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 5,000 newly issued warrants issued on January 7, 2016 totaled $379 and $131 on May 7, 2016 both of which were amortized over the extension period (through October 7, 2016). The related warrant derivative liability balance was $492 and $920 as of December 31, 2018 and 2017, respectively. See Note 5.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, the note was extended for an additional 90 days or until January 15, 2016 and later to October 15, 2016. The Company is currently pursuing a resolution of this default including an additional extension from the Holder. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 3,500 newly issued warrants on January 15, 2016 totaled $267 and $74 on May 15, 2016, both of which were amortized over the extension period (through October 15, 2016). The related warrant derivative liability balance was $345 and $644 as of December 31, 2018 and 2017, respectively. See Note 5.

●	On May 21, 2018, the Company borrowed $13,125 under an unsecured promissory note with a private third lender which is convertible at a rate of $0.50 per share. The note is due on demand and bears interest at 8% per annum.

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

As of December 31, 2018, 500,000 shares were available for future grants under the 2015 Plan. All other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the years ended December 31, 2018 and 2017.

The following table summarizes stock option activity for the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	376,950	$37.82	3.5 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(38,750)	(7.97)
Outstanding at December 31, 2018	338,200	$41.24	3.1 years	$—
Outstanding and exercisable at December 31, 2018	338,200	$41.24	3.1 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $-0- and $-0- during the years ended December 31, 2018 and 2017, respectively.

The intrinsic value as of December 31, 2018 related to the vested and unvested stock options as of that date was $-0. The unrecognized compensation cost as of December 31, 2018 related to the unvested stock options as of that date was $-0-.

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

The Company has issued warrants to purchase an aggregate of 2,074,000 shares of common stock in connection with various outstanding debt instruments which require derivative accounting treatment as of December 31, 2018. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of December 31, 2018 is as follows:

As of December 31, 2018

Volatility – range	237.3% - 272.8%
Risk-free rate	2.51% - 2.59%
Contractual term	1.5 - 3.3 years
Exercise price	$5.00 - $5.60
Number of warrants in aggregate	2,074,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2017	$104,183
Warrants issued to originate or extend notes payable (recorded as discount on note payable) -Note 3	—
Unrealized derivative gains included in other expense for the period	(38,681)
Transition of derivative liability to equity	—

Balance at December 31, 2018	$65,502

The warrant derivative liability consists of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Warrant issued to holder of Secured convertible note (Note 2)	$57,092	$90,519
Warrant issued to placement agent (Note 2)	7,573	12,069
Warrant issued to holder of December 2013 Note (Note 3)	—	31
Warrants issued to holders of notes payable - short term (Note 3)	837	1,564
Total warrant derivative liability	$65,502	$104,183

Note 6 – Warrants

The following table summarizes warrant activity for the year ended December 31, 2018:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2017	2,505,771	$5.25
Issued for extension of notes payable (Note 3)	—	—
Issued for extension of line-of-credit (Note 3)	—	—
Exercised/forfeited	(140,208)	(5.74)

Outstanding and exercisable at December 31, 2018	2,365,563	$5.01

The weighted average term of all outstanding common stock purchase warrants was 3.1 years as of December 31, 2018. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of December 31, 2018.

Note 7 – Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of December 31, 2018 and 2017, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred during the year ended December 31, 2018 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2018
Property acquisition costs:
Proved	$—
Unproved
Total property acquisition costs	—
Development costs	—
Exploration costs	155,584
Total costs	$155,584

Exploration costs during the year ended December 31, 2018 primarily related to area concession and training fees to be paid to the Nicaraguan Government for 2018. All costs related to the Nicaraguan Concessions have been expensed as incurred during the year ended December 31, 2018 as the Concessions are in default status and the Nicaraguan Concession assets are considered to be impaired and fully reserved as of December 31, 2018 and 2017.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

	December 31,
	2018	2017

Proved oil and gas properties	$—	$—
Unproved oil and gas properties	11,176,773	11,021,189
Total	11,176,773	11,021,189
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 3)	(964,738)	(964,738)
Less accumulated impairment charge on oil and gas properties as of December 31, 2015	(9,720,666)	(9,720,666)
Less amounts charged directly to operations since January 1, 2016	(491,369)	(335,785)
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$—

Management has performed its impairment tests on its oil and gas properties as of December 31, 2018 and 2017, has concluded that a full impairment reserve should be provided on the costs capitalized for its unproved oil and gas properties consisting solely of the Nicaraguan Concessions. Therefore, an impairment charge of $9,720,666 was charged to operations during the year ended December 31, 2015 which reduced the carrying amount of oil and gas properties to zero. The Nicaraguan Concessions remained fully impaired as of December 31, 2018 and 2017. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. This may provide substantial impediments for the Company and its ability to obtain adequate financing to fund the exploration and development of its Nicaraguan projects and the overall economic viability of the Concessions should hydrocarbons be discovered in commercial quantities.

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2018, (all accumulated costs have been reserved through an impairment charge as of December 31, 2015 and through direct expense for January 1, 2016 and after) costs by year that the costs were incurred, are as follows:

Year Ended December 31,
2018 (expensed directly)	$155,584
2017 (expensed directly)	170,274
2016 (expensed directly)	165,511
2015	92,568
2014	115,622
2013	6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$11,176,773

The above unevaluated costs relate to the Company’s approximate 1,400,000 acre Nicaraguan Concessions.

The Company anticipates that these unproved costs in the table above will be reclassified to proved costs within the next five years.

Note 8 – Income Taxes

The provision for income taxes consists of the following:

	For the Year Ended
	December 31,
	2018	2017

Current income tax expense (benefit)	$(150,000)	$—
Deferred income tax benefit	—	—
Total income tax expense (benefit)	$(150,000)	$—

The effective income tax rate on continuing operations varies from the statutory federal income tax rate as follows:

	For the Years Ended
	December 31,
	2018	2017
Federal income tax rate	(21.0)%	(34.0)%
State income tax rate	(4.4)	(4.4)
Revaluation of deferred tax assets based on changes in enacted tax laws	—	386.2
Change in valuation allowance	26.4	(347.8)
AMT Credit carryforward	(34.3)	—
Other, net	(1.0)	—

Effective tax rate	(34.3)%	—%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	For the Years Ended
	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Accruals and other	$940	$900
Asset retirement obligations	435	435
Note payable discounts and derivatives	(510)	(460)
Stock-based compensation	1,190	1,190
Alternative minimum tax credit carry-forward	—	150
Net operating loss carry-forward	16,930	16,885
Gross deferred tax assets	18,985	19,100
Less valuation allowance	(18,985)	(19,100)
Deferred tax asset	$—	$—

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017. The Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018.

Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017. However, where a corporation has an AMT Credit from a prior taxable year, the corporation still carries it forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50% of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has generated an AMT credit carryforward during prior years totaling $150,000 which previously was reported as income taxes payable on the Company’s balance sheet and the corresponding deferred tax asset was fully reserved based on all available evidence, the Company considered it more likely than not that all of the AMT tax credit carryforward would not be realized. Based on the provisions of the new Act, the Company now considers it more likely than not that all of the AMT tax credit carryforward will be realized. Accordingly, the Company has recognized an income benefit of $150,000 during the year ended December 31, 2018 as it reduced the corresponding income taxes payable to zero as of December 31, 2018. The Company will receive no cash from the elimination of this AMT tax credit carryforward as the Company had not previously paid the AMT tax rather it recorded the income tax liability on the accompanying balance sheet.

The Company has incurred operating losses in recent years and it continues to be in a three-year cumulative loss position at December 31, 2018. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,845,000, which expire from 2025 through 2038.

The Company has not completed the filing of tax returns for the tax years 2012 through 2017. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Management has not completed its review of whether such ownership changes have occurred, and whether the Company currently is subject to an annual limitation or the possibility of the complete elimination of the net operating loss carry- forwards might have occurred. In addition, the Company may be further limited by additional ownership changes which may occur in the future.

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

Nicaraguan Concessions

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2018, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017 and 2018 area fees required for both the Perlas and Tyra which total approximately $167,000; and (5) payment of the 2016, 2017 and 2018 training fees required for both the Perlas and Tyra totaling approximately $300,000. The Company is seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. It must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund these requirements. These are substantial operational and financial issues that must be successfully addressed during 2019 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

The Company is seeking debt and equity capital in order to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the defaults existing on the Nicaraguan Concessions or to meet its ongoing requirements relative to drilling the exploratory wells. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects.

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of well prior to December 31, 2018; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of December 31, 2018 and 2017 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2018 and 2017, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 10 – Related Party Transactions

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services and was not billed for any such services during the year ended December 31, 2018 and 2017. The amount due to the CFO’s firm for services previously provided was $762,407 at December 31, 2018 and 2017, and is included in accrued liabilities at both dates.

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

As of December 31, 2018 and 2017, the Company had accrued compensation to its officers and directors of $1,829,208 and $1,829,208, respectively. The Board of Directors has authorized the Company to cease compensation for its officers and directors effective January 1, 2018.

Note 11 – Subsequent Events

The Company has not resolved the various contingencies related to the default status of its Nicaraguan Concessions (See Note 9). The Company continues to attempt to negotiate extensions, waivers or a new Concession agreement with the Nicaraguan Government; however, there can be no assurance that the Company will be successful in that regard. The Company is pursuing meetings with Nicaraguan Government officials to address the pending defaults; however, the political situation in Nicaragua has complicated this task.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2018, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2018, our internal control over financial reporting was not effective due to material weaknesses identified as follows:

(a)	Lack of control processes in place that provide multiple levels of review and supervision and

(b)	Lack of segregation of duties.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Stanton E. Ross	57	Chairman, President and Chief Executive Officer
Daniel F. Hutchins	63	Director, Chief Financial Officer, Secretary
Leroy C. Richie	77	Director

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

Leroy C. Richie. Mr. Richie has been a director of Infinity since June 1, 1999. Since 2005, Mr. Richie has served as the lead outside director of Digital Ally, Inc. and currently serves as a member of Digital’s Audit Committee and is the Chairman of its Nominating and Governance and Compensation Committees. Additionally, until 2017, Mr. Richie served as a member of the boards of directors of Columbia Mutual Funds, (or mutual fund companies acquired by or merged with Columbia Mutual Funds), a family of investment companies managed by Ameriprise Financial, Inc. From 2004 to 2015, he was of counsel to the Detroit law firm of Lewis & Munday, P.C. He holds no other public directorships and has not held any others during the previous five years, except for OGE Energy Corp. (2007-2014) and Kerr-McGee Corporation (1998-2005). Mr. Richie serves as Vice-Chairman of the Board of Trustees and Chairman of the Compensation Committee for the Henry Ford Health System, in Detroit. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for its automotive operations from 1986 until his retirement in 1997. Before joining Chrysler, he was an associate with the New York law firm of White & Case (1973-1978), and served as director of the New York office of the Federal Trade Commission (1978-1983). Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a Director.

Family Relationships

There is no family relationship between any of our directors, director nominees and executive officers.

Board of Directors and Committee Meetings

Our Board of Directors held two meetings during the fiscal year ended December 31, 2018. In addition, our Board of Directors acted by unanimous written consent two times during fiscal year ended December 31, 2018. Our directors attended all the meetings of the Board of Directors. Our directors are expected, absent exceptional circumstances, to attend all Board meetings.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2018, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with RBSM, LLP, our independent registered public accounting firm for fiscal year 2018 and 2017, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant Specifically, the Board has discussed with the independent registered public accounting firm the matters required to be discussed by the Public Company Accounting Oversight Board’s Auditing AS 1301 (Communications With Audit Committees), as modified or supplemented. The discussions occurred with management and the independent public accountants about the quality (and not merely the acceptability) of the Company’s accounting principles, the reasonableness of significant estimates, judgments and the transparency of disclosures in the Company’s financial statements.

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

The Board of Directors has also reviewed the independence of the independent registered public accounting firm considering the compatibility of non-audit services with maintaining their independence from the Company. Based on the preceding review and discussions contained in this paragraph, the Board of Directors recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for filing with the Securities and Exchange Commission.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2018 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2018.

Item 11. Executive Compensation.

The following table shows compensation paid, accrued or awarded with respect to our named executive officers during the years indicated, a significant portion of all compensation after 2008 is accrued but not paid:

2018 - Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanton Ross (1)	2018	$—	$—	$—	$—	$—	$—	$—	$—
CEO	2017	$100,000	$—	$—	$—	$—	$—	$—	$100,000

Daniel F Hutchins (2)	2018	$—	$—	$—	$—	$—	$—	$—	$—
CFO	2017	$100,000	$—	$—	$—	$—	$—	$—	$100,000

(1) The Company’s Board of Directors discontinued compensation for the Company’s officers and directors effective January 1, 2018. In addition, due to the financial condition of the Company, Mr. Ross has deferred the receipt of a portion of his salary since January 2009. Mr. Ross received $-0- and $8,000 of his salary in cash during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, a total of $565,708 of his salary has been accrued but was unpaid.

(2) The Company’s Board of Directors discontinued compensation for the Company’s officers and directors effective January 1, 2018. Mr. Hutchins began serving the Company as Chief Financial Officer in August 2007. Since January 2009 he has deferred his compensation and a total of $900,000 of direct compensation was accrued but unpaid as of December 31, 2018. Previously, Mr. Hutchins received other indirect compensation consisting of services billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses for general corporate and bookkeeping purposes. For the years ended December 31, 2018 and 2017 the Company was billed $-0- for such services. Total amounts accrued for his indirect compensation was $762,407 as of December 31, 2018 and 2017.

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

Internal Equity—The board of directors considers the salary level for each executive officer and each position in overall management to reflect their relative value to us.

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

Salaries

Salaries for executive officers are intended to incentivize the officers to focus on executing the Company’s day-to-day business and are reviewed annually. Changes are typically effective in April of each year and are based on the factors discussed above. Compensation arrangements with Mr. Hutchins were determined through arms-length negotiations. The Company’s Board of Directors discontinued compensation for the Company’s officers and directors effective January 1, 2018.

Annual Bonuses

The awarding of annual bonuses to executives is at the Committee’s discretion. The objective of the annual bonus element of compensation is to align the interest of executive officers with the achievement of superior Company performance for the year and also to encourage and reward extraordinary individual performance. In light of the Company’s operating results for 2018 and 2017, the Committee determined that it was appropriate not to grant annual bonuses to the executive officers for 2018 and 2017.

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

In determining the stock option grants for Messrs. Ross and Hutchins, the Board considered the number of options previously granted that remained outstanding, the number and value of shares underlying the options being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock incentive plans. Messrs. Ross and Hutchins were not granted stock options during the year ended December 31, 2018 and 2017. Information regarding all outstanding equity awards as of December 31, 2018 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(As of December 31, 2018)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ross	20,000	—	—	$52.50	2/10/2021	—	—	—	—
	20,000	—	—	$75.00	8/2/2021	—	—	—	—
	50,000	—	—	$30.00	11/6/2021	—	—	—	—
	60,000	—	—	$30.00	1/17/2024	—	—	—	—

Hutchins	17,500	—	—	$52.50	2/10/2021	—	—	—	—
	17,500	—	—	$75.00	8/2/2021	—	—	—	—
	25,000	—	—	$30.00	11/6/2021	—	—	—	—
	15,000	—	—	$30.00	1/17/2024	—	—	—	—

DIRECTOR COMPENSATION

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal years ended December 31, 2018 and 2017.

Name (2)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leroy C. Richie (1)	2018	$—	$—	$—	$—	$—	$—	$—
	2017	$36,000	$—	$—	$—	$—	$—	$36,000

(1) The Company’s Board of Directors discontinued compensation for the Company’s officers and directors effective January 1, 2018. Mr. Richie received no cash compensation in 2018 and 2017 and has accrued an aggregate of $363,500 for his services on the Board since January 1, 2008.

(2) Mr. Ross’ and Mr. Hutchins’ compensation and option awards are noted in the Executive Compensation table because neither of them received compensation or stock options for their services as a director.

Compensation Committee Interlocks and Insider Participation

Leroy C. Richie was the sole member of the Compensation Committee in 2018 and 2017. Mr. Richie is not currently and has not ever been an officer or employee of Infinity or its subsidiaries.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have no employment agreements or similar contracts with Stanton E. Ross or Daniel F. Hutchins.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2019, the number and percentage of outstanding shares of common stock beneficially owned by each person known by us to beneficially own more than five percent of such stock. We have no other class of capital stock outstanding.

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

Security Ownership of Management

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Executive Officers & Directors: (1)
Stanton E. Ross (2)	177,500	2.05%
Leroy C. Richie (3)	65,000	0.75%
Daniel F. Hutchins (4)	93,000	1.07%

All officers and directors as a group (3 individuals)	335,500	3.87%

(1) The address of these persons is c/o 11900 College Blvd., Suite 310, Overland Park, KS 66210.

(2) Mr. Ross’s shares include vested options exercisable to purchase 150,000 shares of common stock. Mr. Ross has pledged 27,500 shares of common stock and all of his outstanding options to purchase common stock to third parties as collateral for personal loans.

(3) Mr. Richie’s total shares include vested options exercisable to purchase 65,000 shares of common stock.

(4) Mr. Hutchins’ total shares include vested options exercisable to purchase 75,000 shares of common stock.

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

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services and was not billed for any such services during the year ended December 31, 2018 and 2017. The amount due to the CFO’s firm for services previously provided was $762,407 at December 31, 2018 and 2017, and is included in accrued liabilities at both dates.

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

As of December 31, 2018 and 2017, the Company had accrued compensation to its officers and directors of $1,829,208 and $1,829,208, respectively. The Board of Directors has authorized the Company to cease compensation for its officers and directors effective January 1, 2018.

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

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The Audit Committee of the Company has appointed RBSM, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2018 and 2017.

The following table is a summary of the fees rendered to us by RBSM, LLP for the years ended December 31, 2018 and 2017:

Fee Category:	2018	2017
Audit Fees	$53,000	$48,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$53,000	$48,500

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2018 and 2017, there were no fees related to this category.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were pre-approved by the Audit Committee.

The audit report of RBSM, LLP on the financial statements of the Company for the years ended December 31, 2018 and 2017 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The opinion did emphasize a matter regarding the Company’s ability to continue as a going concern.

During our fiscal year ended December 31, 2018 and 2017 there were no disagreements with RBSM, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to RBSM, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its report on the financial statements for such period.

During our fiscal years ended December 31, 2018 and 2017, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

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

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc. (1)
3.1	Certificate of Incorporation (3)
3.2	Bylaws (1)
10.1	2004 Stock Option Plan (1)
10.2	2005 Equity Incentive Plan (1)
10.3	2006 Equity Incentive Plan (1)
10.4	Form of Incentive Stock Option for 2006 Equity Incentive Plan (1)
10.5	Form of Nonqualified Stock Option for 2006 Equity Incentive Plan (1)
10.6	Loan Agreement between Infinity Energy Resources, Inc., and Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy Bank N.A., dated effective as of January 9, 2007 (3)
10.7	Revolving Promissory Note between Infinity Energy Resources, Inc. and Amegy Bank N.A., dated January 10, 2007 (1)
10.8	Nicaraguan Concession - Perlas Prospect (3)
10.9	Nicaraguan Concession - Tyra Prospect (3)
10.10	Forbearance Agreement with Amegy Bank N.A., dated August 31, 2007 (1)
10.11	Second Forbearance Agreement with Amegy Bank N.A., dated March 26, 2008 (1)
10.12	Third Forbearance Agreement with Amegy Bank N.A., dated October 16, 2008 (3)
10.13	First Amendment to Revolving Promissory Note - Amegy Bank, N.A., dated October 16, 2008 (3)
10.14	Fourth Forbearance Agreement with Amegy Bank N.A., dated December 4, 2009 (3)
10.15	Fifth Forbearance Agreement with Amegy Bank N.A., dated February 16, 2011 (2)
10.16	Guarantee of Obligation with Amegy Bank N.A., dated February 16, 2011 (1)
10.17	Omnibus Amendment with Amegy Bank N.A., dated February 16, 2011 (1)
10.18	Third Amendment to Revolving Promissory Note with Amegy Bank N.A., dated January 31, 2010 (1)
10.19	Forbearance Period Advance Promissory Note with Amegy Bank N.A., dated February 16, 2011 (1)
10.20	Registration Rights with Amegy Bank N.A., dated February 16, 2011 (3)
10.21	Securities Purchase Agreement with Amegy Bank N.A., dated February 16, 2011 (3)
10.22	Warrant to Purchase Common Stock with Amegy Bank N.A., dated February 16, 2011 (3)
10.23	Subordinate Senior Promissory Note Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.24	Securities Purchase Agreement Off-Shore Finance, LLC, dated March 23, 2009 (2)
10.25	Revenue Sharing Agreement with Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.26	Revenue Sharing Agreement with Officers and Directors, dated June 6, 2009 (3)
10.27	Map: Nicaraguan Concessions (2)
10.28	Revenue Sharing Agreement with Jeff Roberts, dated September 16, 2009 (3)
10.29	Revenue Sharing Agreement with Thompson Knight Global Energy, dated September 8, 2009 (3)
10.30	Stock Purchase Agreement with Amegy Bank, N.A., dated as of February 28, 2012 (5)
10.31	Stock Purchase Agreement with Off-Shore Finance, LLC, dated as of February 28, 2012 (5)
10.32	Investor Rights Agreement with Amegy Bank, N.A., dated April 13, 2012 (5)
10.33	Certificate of Designation of Series A Preferred and Series B Preferred (5)
10.34	8% Promissory Note in principal amount of $250,000, dated February 13, 2013 (6)
10.35	Common Stock Purchase Warrant for 250,000 shares, dated February 13, 2013 (6)
10.36	Form of 8% Promissory Note (7)
10.37	Form of Common Stock Purchase Warrant (7)
10.38	Stock Exchange Agreement between the Company and Amegy Bank, NA. (8)
10.39	8% Note, dated December 27, 2013 (9)
10.40	Common Stock Purchase Warrant (1,000,000 shares), dated December 27, 2013 (9)
10.41	Third Amendment to Promissory Note, dated November 19, 2014 (10)
10.42	Third Amendment to Common Stock Purchase Warrant, dated November 19, 2014 (10)
10.43	First Amendment to Revenue Sharing Agreement, dated November 19, 2014 (10)
10.44	Revenue Sharing Agreement, dated May 17, 2014 (10)
10.45	Loan Extension Agreement, dated November 19, 2014 (10)
10.46	Securities Purchase Agreement (11)
10.47	Registration Rights Agreement (11)
10.48	Senior Secured Convertible Note (11)

10.49	Warrant (11)
10.50	Security and Pledge Agreement (11)
10.51	Investor Note (11)
10.52	Form of Guaranty Agreement (11)
10.53	Second Loan Extension Agreement Effective as of April 7, 2015 (12)
10.54	Fourth Amendment to Promissory Note, effective as of April 7, 2015 (12)
10.55	Fourth Amendment to Common Stock Purchase Warrant, effective as of April 7, 2015 (12)
10.56	8% Convertible Promissory Note and Common Stock Purchase Warrant dated December 31, 2014 (13)
10.57	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 19, 2014 (13)
10.58	8% Convertible Promissory Note and Common Stock Purchase Warrant dated January 7, 2014(13)
10.59	8% Convertible Promissory Note and Common Stock Purchase Warrant dated October 2, 2014(13)
10.60	8% Line-of-Credit Promissory Note and Common Stock Purchase Warrant dated October 23, 2014(13)
10.61	2015 Stock Option Plan (14)
10.62	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 8, 2016(15)
14.1	Code of Ethics and Code of Conduct. (4)
21.1	Subsidiaries of Registrant (1)
31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certificate of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Certificate of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

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

(15) Filed as an Exhibit to Form 10-K by the Company on April 17, 2017

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

Date: April 15, 2019

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

Signature and Title	Date

/s/ Stanton E. Ross	April 15, 2019
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	April 15, 2019
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	April 15, 2019
Daniel F. Hutchins, Director and Chief Financial Officer

