Form 10-Q
period 2019-03-31
INFINITY ENERGY RESOURCES, INC
filed 2019-05-03
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at May 2, 2019
Common Stock, $0.0001 par value	7,712,569

PART I - FINANCIAL INFORMATION

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$918	$1,367

Total current assets	918	1,367

Total assets	$918	$1,367

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,076,427	$6,040,948
Accrued liabilities (including $788,520 due to related party at March 31, 2019 and December 31, 2018)	3,738,351	3,699,747
Accrued interest	538,533	509,894
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	2,197,231	2,197,231
Convertible notes payable-short term	1,338,125	1,338,125
Total current liabilities	15,604,670	15,501,948

Derivative liabilities	133,949	65,502
Total liabilities	15,738,619	15,567,450
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 7,712,569 shares at March 31, 2019 and December 31, 2018	771	771
Additional paid-in capital	109,080,273	109,080,273
Accumulated deficit	(124,818,745)	(124,647,127)
Total stockholders’ deficit	(15,737,701)	(15,566,083)
Total liabilities and stockholders’ deficit	$918	$1,367

The accompanying notes are an integral part of these condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating expenses:
General and administrative expenses	$74,533	$71,434
Total operating expenses	74,533	71,434

Operating loss	(74,533)	(71,434)

Other income (expense):
Interest expense	(28,638)	(28,991)
Change in derivative fair value	(68,447)	2,583
Change in fair value of senior convertible note payable	—	(61,636)

Total other income (expense)	(97,085)	(88,044)

Loss before income taxes	(171,618)	(159,478)
Income tax benefit (expense)	—	150,000

Net loss	$(171,618)	$(9,478)

Net loss per share – basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding – basic and diluted	7,712,569	7,712,569

The accompanying notes are an integral part of these condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statement of Stockholders’ Deficit

Three months ended March 31, 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	7,712,569	$771	$109,080,273	$(124,647,127)	$(15,566,083)

Net loss	—	—	—	(171,618)	(171,618)

Balance, March 31, 2019	7,712,569	$771	$109,080,273	$(124,818,745)	$(15,737,701)

The accompanying notes are an integral part of these condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(171,618)	$(9,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	68,447	(2,583)
Change in fair value of senior convertible note	—	61,636

Change in operations assets and liabilities:
Decrease in income taxes payable	—	(150,000)
Increase in accounts payable	35,479	31,534
Increase in accrued liabilities	38,604	38,410
Increase in accrued interest	28,639	28,990
Net cash used in operating activities	(449)	(1,491)

Cash flows from investing activities	—	—
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:	—	—

Net cash provided by (used in) financing activities	—	—

Net decrease in cash and cash equivalents	(449)	(1,491)

Cash and cash equivalents:
Beginning	1,367	6,255
Ending	$918	$4,764
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Condensed Financial Statements

March 31, 2019

(unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

Infinity Energy Resources, Inc. (collectively, “we,” “ours,” “us,” “Infinity” or the “Company”) has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2019 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K, filed with the SEC.

Nature of Operations

We plan to pursue the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. We sold our wholly-owned subsidiary Infinity Oil and Gas of Texas, Inc. in 2012 and its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc., was administratively dissolved in 2009.

We are assessing various opportunities and strategic alternatives (the “Strategic Alternatives”) involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States.

We must obtain new sources of debt and/or equity capital to fund the substantial needs enumerated above, as well as satisfying its existing debt obligations. We are attempting to obtain extensions of the maturity date for our outstanding debt; however, there can be no assurance that we will be able to do so or what the final terms will be if the lenders agree to such extensions. Further, we can provide no assurance that we will be able to obtain sufficient new debt/equity capital to pursue any Strategic Alternatives we may consider.

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

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of March 31, 2019, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017, 2018 and 2019 area fees required for both the Perlas and Tyra which total approximately $180,000; and (5) payment of the 2016, 2017, 2018 and 2019 training fees required for both the Perlas and Tyra totaling approximately $325,000. The Company is seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. It must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund these requirements. These are substantial operational and financial issues that must be successfully addressed during 2019 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund the requirements noted above plus finance (i) the shooting of additional seismic on the Tyra Block of the Nicaraguan Concessions if it is unable to negotiate a waiver of such requirement from the Nicaraguan government; (ii) normal day-to-day operations and corporate overhead; and (iii) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2019 or the Company’s ability to satisfy the conditions necessary to maintain its Nicaragua Concessions will be in significant doubt.

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

Going Concern

As reflected in the accompanying condensed statements of operations, the Company has had a history of losses. The Company has a significant working capital deficit, has notes payable that are in default and is experiencing substantial liquidity issues. In addition, the Company’s most significant asset and its primary business plan is the exploration and development of the Nicaraguan Concessions which are now in default and in risk of being terminated.

The Company has relied on raising debt and equity capital to fund its ongoing maintenance/expenditure obligations under the Nicaraguan Concession, for its day-to-day operations and its corporate overhead because it has generated no operating revenues or cash flows in recent years. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in default and five other notes payable with principal balances of $338,125 as of March 31, 2019 are now either due on demand or currently in default. The Company is seeking resolutions to these defaults including extensions of the maturity date for these notes payable; however, there can be no assurance that it will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions.

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of March 31, 2019, as noted above. These are substantial operational and financial issues that must be successfully addressed during 2019 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

The Company is seeking sources of debt and equity capital to fund the substantial needs enumerated above. The Company is also attempting to obtain extensions of the maturity date for its debt. There can be no assurance that it will be successful in these regards.

Due to the uncertainties related to these matters, there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financials are issued. The condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Concentrations

The Company’s business plan consists of developing the Nicaraguan Concessions and it plans to be active in Nicaragua in the future, given sufficient capital and curing the defaults under the Nicaraguan Concessions and its other financial obligations. The political climate in Nicaragua is unstable and is subject to radical change over a short period of time. In the event of a significant negative change in political and economic stability in the vicinity of the Nicaraguan Concessions or of the inability of the Company to obtain sufficient financing, the Company might be forced to abandon or suspend its efforts and its rights under its Nicaraguan Concessions.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of March 31, 2019 and December 31, 2018, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

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

Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is deducted from the costs to be amortized, and reported as a period expense when the impairment is recognized. All unproved property costs as of March 31, 2019 and December 31, 2018 relate to the Nicaraguan Concessions. In assessing the unproved property costs for impairment, the Company takes into consideration various information including: (i) the terms of the Concessions, (ii) the status of the Company’s compliance with the Nicaraguan Concessions’ requirements, (iii) the ongoing evaluation of the seismic data, (iv) the commodity prices for oil and gas products, (v) the overall environment related to oil and gas exploration and development projects for unproven targets in unproven regions of the world, (vi) the availability of financing for financial and strategic partners, and (vii) other factors that would impact the viability of a significant long-term oil and gas exploration and development project.

The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects. The Company has performed its impairment tests as of March 31, 2019 and December 31, 2018 and has concluded that a full impairment reserve should be provided on the costs capitalized for the Nicaraguan Concessions oil and gas properties. All costs related to the Nicaraguan Concessions from January 1, 2016 through March 31, 2019 have been charged to operating expenses as incurred.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges, but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the condensed balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of March 31, 2019 and December 31, 2018, the Company did not have any proved oil and gas properties, and all unproved property costs relate to its Nicaraguan Concessions.

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

Derivative Instruments

The Company accounts for derivative instruments or hedging activities under the provisions of ASC 815 Derivatives and Hedging. ASC 815 requires the Company to record derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the condensed statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings.

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of March 31, 2019 and December 31, 2018 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both of the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of March 31, 2019 and December 31, 2018 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

March 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$2,197,231	$2,197,231
Derivative liabilities	—	—	133,949	133,949
	$—	$—	$2,331,180	$2,331,180

December 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$2,197,231	$2,197,231
Derivative liabilities	—	—	65,502	65,502
	$—	$—	$2,262,733	$2,262,733

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the periods ended March 31, 2019 and December 31, 2018.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $0 at March 31, 2019 and December 31, 2018.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of March 31, 2019. During the three months March 31, 2018 the Company determined that the payment of the certain liabilities related to the alternative minimum tax from prior years will be unnecessary, and therefore it reversed the liability and recognized an income tax benefit as described in the following section.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”),which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018.

Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017. However, where a corporation has an AMT Credit from a prior taxable year, the corporation still carries it forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50% of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has generated an AMT credit carryforward during prior years totaling $150,000 which previously was reported as income taxes payable on the Company’s condensed balance sheet and the corresponding deferred tax asset was fully reserved based on all available evidence, the Company considered it more likely than not that all of the AMT tax credit carryforward would not be realized. Based on the provisions of the new Act, the Company now considers it more likely than not that all the AMT tax credit carryforward will be realized. Accordingly, the Company has recognized an income benefit of $150,000 during the three months ended March 31, 2018 as it reduced the corresponding income taxes payable to zero as of March 31, 2018. The Company will receive no cash from the elimination of this AMT tax credit carryforward because the Company had not previously paid the AMT tax but rather it recorded the income tax liability on the accompanying condensed balance sheet.

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

Note 2 – Secured Convertible Note Payable

Secured Convertible Note (the “Note) payable consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Secured convertible note payable, at fair value	$2,197,231	$2,197,231
Less: Current maturities	(2,197,231)	(2,197,231)

Secured convertible note payable, long-term	$—	$—

Following is an analysis of the activity in the Note during the three months December 31, 2018:

Amount
Balance at December 31, 2018	$2,197,231
Funding under the Investor Note during the period	—
Principal repaid during the period by issuance of common stock	—
Change in fair value of secured convertible note during the period	—

Balance at March 31, 2019	$2,197,231

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

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver a new convertible note (the “Replacement Note”) with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The aggregate outstanding principal balance of $11,687,231 of the Convertible Note included an approximate $2.0 million original issue discount; however, the Investor funded only $510,000 under the Investor Note. The Company has recorded the fair value of the Convertible Note assuming that the remaining par value is $2,197,231 as asserted by the Investor. The Replacement Note provided for a maturity date of May 7, 2018, a conversion price of $0.50 per share and is due in monthly installment payments through May 2018 either in cash or stock, among other terms. The Company did not repay the Replacement Note at its maturity and it is now in technical default. The Replacement Note is to be secured to the same extent as the Convertible Note. The Company is continuing to negotiate a resolution of this matter with the Investor regarding the current default status, the issuance of the Replacement Note under the terms of the financing and taking into consideration the Investor’s minimal funding in the entire transaction, but there can be no assurance that it will be successful in this regard.

Description of the Secured Convertible Note

The Note is senior to the Company’s existing and future indebtedness and is secured by all the assets of the Company, excluding the Nicaraguan Concessions, and to the extent and as provided in the related security documents.

The Note was convertible at any time at the option of the holder into shares of the Company’s common stock at $5.00 per share (the “Conversion Price”). The Note was to mature on the three-year anniversary of its issuance date. If the Company issues or sells shares of its common stock, rights to purchase shares of its common stock, or securities convertible into shares of its common stock for a price per share that is less than the Conversion Price then in effect, the then current Conversion Price will be decreased to equal such lower price. The foregoing adjustments to the Conversion Price for future stock issues will not apply to certain exempt issuances, including issuances pursuant to certain employee benefit plans. In addition, the Conversion Price is subject to adjustment upon stock splits, reverse stock splits, and similar capital changes.

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

Each monthly payment may be made in cash, in shares of the Company’s common stock, or in a combination of cash and shares of its common stock. The Company’s ability to make such payments with shares of its common stock will be subject to various equity conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Note and the Warrant, as defined below, for sale without restriction under Rule 144 and without the need for the Company to remain current with its public filing obligations) and certain minimum trading price and trading volume. Such shares will be valued, as of the date on which notice is given by the Company that payment will be made in shares, at the lower of (1) the then applicable Conversion Price and (2) a price that is 80.0% of the arithmetic average of the three lowest weighted average prices of the Company’s common stock during the twenty-trading day period ending two trading days before the applicable determination date (the “Measurement Period”). If the Company elects to pay such monthly payment in shares of the Company’s stock, it is required to pre-deliver shares of its common stock and is required to deliver additional shares, if any, to true-up such number of shares to the number of shares required to be delivered on the applicable Installment Date pursuant to the calculation above.

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

Description of the Financial Accounting and Reporting

The Company elected to account for the Note on its fair value basis, therefore, the fair value of the Note, including its embedded conversion feature, were estimated together utilizing the Black-Scholes model at March 31, 2019 and December 31, 2018.

The Company received $450,000 of proceeds at the date of issuance and after repayments and additional funding the net principal balance was $129,960 as of March 31, 2019 and December 31, 2018. The fair market value of the Note was estimated to be $682,400 as of the issuance date, $2,197,231 at December 31, 2018 and at March 31, 2019. The net change in fair market value of the Note of $61,636 during the three month period ended March 31, 2018 is included in change in fair value of senior secured convertible note payable in the accompanying condensed statement of operations for the three months ended March 31, 2018.

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

The Warrant issued to purchase 1,800,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. The estimated fair value of the warrant derivative as of March 31, 2019 was $116,731, representing a change of $59,639 from December 31, 2018, which is included in changes in derivative fair value in the accompanying condensed statement of operations for the three months ended March 31, 2019. See Note 5.

The warrant to purchase 240,000 shares issued as part of the placement fee in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. Changes in the fair value of the warrant derivative liability totaled $7,991 (increase in the derivative liability) through March 31, 2019, which is included in changes in derivative fair value in the accompanying condensed statement of operations for the three months ended March 31, 2019. The warrant derivative liability balance related to such warrants was $15,564 and $7,573 as of March 31, 2019 and December 31, 2018, respectively. See Note 5.

The Company is required to make monthly installment payments in the form of cash, common stock or a combination of both. The Holder suspended such installments during the third and fourth quarters of 2016 and the suspension continued through March 31, 2019.

Note 3 – Debt

Debt consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Convertible notes payable, short term:
Note payable, (in default)	$1,000,000	$1,000,000
Note payable (in default)	200,000	200,000
Note payable (in default)	40,000	40,000
Note payable, (in default)	50,000	50,000
Note payable (in default)	35,000	35,000
Note payable (due on demand)	13,125	13,125
Total notes payable, short-term	$1,338,125	$1,338,125

Note Payable – Short-term

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “December 2013 Note”) with an original maturity date of March 12, 2014.

In connection with the December 2013 Note, the Company granted the lender a warrant (the “Warrant”) exercisable to purchase 100,000 shares of its common stock at an exercise price of $15.00 per share. In connection with an extension to April 2015, the parties amended the date for exercise of the Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company failed to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the Warrant remained the same. The Warrant has been treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the condensed statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates. The warrant expired as of March 31, 2019 and is no longer exercisable.

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

In connection with the extension of the maturity date of the December 2013 Note to April 7, 2016, the Company also (i) issued the lender 20,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $5.00 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company failed to pay the December 2013 Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remained the same. The warrant has expired as of March 31, 2019 and is no longer exercisable. The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note. The December 2013 Note is in default and the Company is pursuing a resolution to this default including seeking an extension of the maturity date of this Note (See Note 11) from the holder; however, there can be no assurances such efforts will be successful.

The Warrant has been treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the condensed statement of operations as change in derivative liability. The Warrant expired as of March 31, 2019 and can no longer be exercised. The discount has been amortized ratably through the original maturity date and each of the extended maturity dates. The Company recognized the value of the 20,000 shares of common stock issued ($104,000) and the increased value of the outstanding warrants due to the decrease in their exercise price ($68,716) as an additional discount on the note payable to be amortized ratably over the extended term of the underlying note.

Other than the December 2013 Note described above, during the three months March 31, 2019 the Company had short-term notes outstanding with entities or individuals as follows:

●	On November 8, 2016 the Company borrowed a total of $200,000 from an individual under a convertible note payable with the conversion rate of $5.00 per share. The note requires no principal or interest payments until its maturity date of November 7, 2017 and bears interest at 8% per annum. The note was not paid on its original maturity date. The Company is pursuing a resolution of this default including an extension or other resolution with the Holder. There can be no assurance that the Company will be successful in this regard.

●	On April 20, 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note required no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum. The note was not paid on its maturity date. The Company is pursuing a resolution of this default including an extension or other resolution with the Holder. There can be no assurance that the Company will be successful in this regard.

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 7, 2016 and ultimately to October 7, 2016. The Company and its lender are pursuing a resolution of this default. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase 5,000 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 5,000 newly issued warrants issued on January 7, 2016 totaled $379 and $131 on May 7, 2016 both of which were amortized over the extension period (through October 7, 2016). The related warrant derivative liability balance was $973 and $492 as of March 31, 2019 and December 31, 2018, respectively. See Note 5.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, the note was extended for an additional 90 days or until January 15, 2016 and later to October 15, 2016. The Company is currently pursuing a resolution of this default including an additional extension from the Holder. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 3,500 newly issued warrants on January 15, 2016 totaled $267 and $74 on May 15, 2016, both of which were amortized over the extension period (through October 15, 2016). The related warrant derivative liability balance was $681 and $345 as of March 31, 2019 and December 31, 2018, respectively. See Note 5.

●	On May 21, 2018, the Company borrowed $13,125 under an unsecured promissory note with a private third lender which is convertible at a rate of $0.50 per share. The note is due on demand and bears interest at 8% per annum.

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

As of March 31, 2019, 500,000 shares were available for future grants under the 2015 Plan. All other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the periods ended March 31, 2019 and December 31, 2018.

The following table summarizes stock option activity for the three months March 31, 2019:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	338,200	$41.24	3.1 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2019	338,200	$41.24	3.0 years	$—
Outstanding and exercisable at March 31, 2019	338,200	$41.24	3.0 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $-0- and $-0- during the three months ended March 31, 2019 and 2018, respectively.

The intrinsic value as of March 31, 2019 related to the vested and unvested stock options as of that date was $-0. The unrecognized compensation cost as of March 31, 2019 related to the unvested stock options as of that date was $-0-.

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

The Company has issued warrants to purchase an aggregate of 2,074,000 shares of common stock in connection with various outstanding debt instruments which require derivative accounting treatment as of March 31, 2019 and December 31, 2018. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of March 31, 2019 is as follows:

As of March 31, 2019

Volatility – range	239.8% - 275.7%
Risk-free rate	2.23% - 2.31%
Contractual term	1.25 - 3.1 years
Exercise price	$5.00 - $5.60
Number of warrants in aggregate	2,074,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2018	$65,502
Warrants issued to originate or extend notes payable (recorded as discount on note payable) -Note 3	—
Unrealized derivative gains included in other expense for the period	68,447
Transition of derivative liability to equity	—

Balance at March 31, 2019	$133,949

The warrant derivative liability consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Warrant issued to holder of Secured convertible note (Note 2)	$116,731	$57,092
Warrant issued to placement agent (Note 2)	15,564	7,573
Warrants issued to holders of notes payable - short term (Note 3)	1,654	837
Total warrant derivative liability	$133,949	$65,502

Note 6 – Warrants

The following table summarizes warrant activity for the three months March 31, 2019:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2018	2,365,563	$5.01
Issued	—	—
Exercised/forfeited	—	—

Outstanding and exercisable at March 31, 2019	2,365,563	$5.01

The weighted average term of all outstanding common stock purchase warrants was 2.8 years as of March 31, 2019. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of March 31, 2019.

Note 7 – Income Taxes

The provision for income taxes consists of the following:

	For the Three months Ended
	March 31,
	2019	2018

Current income tax expense (benefit)	$—	$(150,000)
Deferred income tax benefit	—	—
Total income tax expense (benefit)	$—	$(150,000)

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017. The Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018.

Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017. However, where a corporation has an AMT Credit from a prior taxable year, the corporation still carries it forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50% of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has generated an AMT credit carryforward during prior years totaling $150,000 which previously was reported as income taxes payable on the Company’s condensed balance sheet and the corresponding deferred tax asset was fully reserved based on all available evidence, the Company considered it more likely than not that all of the AMT tax credit carryforward would not be realized. Based on the provisions of the new Act, the Company now considers it more likely than not that all of the AMT tax credit carryforward will be realized. Accordingly, the Company has recognized an income benefit of $150,000 during the three months ended March 31, 2018 as it reduced the corresponding income taxes payable to zero as of March 31, 2018. The Company will receive no cash from the elimination of this AMT tax credit carryforward as the Company had not previously paid the AMT tax rather it recorded the income tax liability on the accompanying condensed balance sheet.

The Company has incurred operating losses in recent years and it continues to be in a three-year cumulative loss position at March 31, 2019. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,845,000, which expire from 2025 through 2038.

The Company has not completed the filing of tax returns for the tax years 2012 through 2018. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

Note 8 – Commitments and Contingencies

The Company has not maintained insurance coverage on its U.S domestic oil and gas properties for several years. The Company is not in compliance with Federal and State laws regarding the U.S. domestic oil and gas properties. The Company’s known compliance issues relate to the Texas Railroad Commission regarding administrative filings and renewal permits relative to its Texas oil and gas properties that were sold in 2012. The ultimate resolution of these compliance issues could have a material adverse impact on the Company’s condensed financial statements.

Nicaraguan Concessions

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2018, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017, 2018 and 2019 area fees required for both the Perlas and Tyra which total approximately $180,000; and (5) payment of the 2016, 2017, 2018 and 2019 training fees required for both the Perlas and Tyra totaling approximately $325,000. The Company is seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. It must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund these requirements. These are substantial operational and financial issues that must be successfully addressed during 2019 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of well prior to March 31, 2019; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of March 31, 2019 and December 31, 2018 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

Litigation

The Company is subject to numerous claims and legal actions in which vendors are claiming breach of contract due to the Company’s failure to pay amounts due. The Company believes that it has made adequate provision for these claims in the accompanying condensed financial statements.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of March 31, 2019 and December 31, 2018, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 9 – Related Party Transactions

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services and was not billed for any such services during the three months ended March 31, 2019 and 2018. The amount due to the CFO’s firm for services previously provided was $762,407 at March 31, 2019 and December 31, 2018, and is included in accrued liabilities at both dates.

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

As of March 31, 2019 and December 31, 2018, the Company had accrued compensation to its officers and directors of $1,829,208. The Board of Directors authorized the Company to cease compensation for its officers and directors effective January 1, 2018.

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

During April and May 2019, the Company borrowed an additional $50,500 from the same private third party lender who previously loaned the Company $13,125 under an unsecured promissory note which is convertible at a rate of $0.50 per share. The note is due on demand and bears interest at 8% per annum.

**********************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this quarterly report on Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law.

As used in this quarterly report, “Infinity,” the “Company,” “we,” “us” and “our” refer collectively to Infinity Energy Resources, Inc., its predecessors and subsidiaries or one or more of them as the context may require.

2019 Operational and Financial Objectives

Corporate Activities

The Nicaraguan Concessions represent our most substantial asset and are the focal point of our business plan. The Company is in default of various provisions of the 30-year Concession for both the Perlas and Tyra blocks as of March 31, 2019, as noted above.

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of March 31, 2019, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017, 2018 and 2019 area fees required for both the Perlas and Tyra which total approximately $180,000; and (5) payment of the 2016, 2017, 2018 and 2019 training fees required for both the Perlas and Tyra totaling approximately $325,000. The Company is seeking to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults. The Company has encountered challenges in this regard because of the political situation in Nicaragua. There can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund the foregoing requirements plus normal day-to-day operations and corporate overhead and outstanding debt and other financial obligations as they become due, including the $1.0 million December 2013 Note, and the five notes payable totaling $338,125, which are either due on demand or currently in default and the Replacement Note, if issued. In light of the foregoing, the Company is considering Strategic Alternatives.

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

The Company is also assessing various Strategic Alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States.

Due to the uncertainties related to these matters, there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financials are issued. The condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

For the Three Months Ended March 31, 2019 and 2018

Results of Operations

Revenue

The Company had no revenues in either 2019 or 2018 because it focused on the pursuit of the exploration, development, financing and maintenance of the Nicaraguan Concessions.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2019 or 2018. The Company sold its investment in Infinity-Texas in July 2012 and held no developed or undeveloped oil and gas properties in the United States in 2019 and 2018.

The Company has no current or planned domestic exploration and development activities. It is not actively working on any domestic property, focusing instead on the exploration, development and financing of the Nicaraguan Concessions.

General and Administrative Expenses

General and administrative expenses of $74,533 for the three months ended March 31, 2019 increased $3,099, or 4.3%, from $71,434 in the same period in 2018. The increase in general and administrative expenses is primarily attributable to a $3,000 increase in audit fees associated with the Company’s regulatory filings with the Securities and Exchange Commission.

Interest expense

Interest expense decreased slightly from $28,991 for the three months ended March 31, 2018 to $28,638 for the three months ended March 31, 2019. The interest expense is related to various short-term notes outstanding in both periods. These short-term notes have matured and the Company was seeking extensions as of March 31, 2019.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue with these types of short-term borrowings with high effective interest rates.

Change in Derivative Fair Value

The conversion feature of the promissory notes and the common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2019 and 2018 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, the Company adjusted the value of the outstanding derivative liabilities to their estimated fair value as of March 31, 2019 and December 31, 2018. The mark-to-market process resulted in a loss of $68,447 during the three months ended March 31, 2019 and a gain of $2,583 during the three months ended March 31, 2018. The loss recognized in the 2019 period is primarily the result of the increase in the closing market price of the common stock between the December 31, 2018 ($0.04 per share) and March 31, 2019 ($0.08 per share), which increased the estimated fair value of the underlying derivatives.

Change in Fair Value of Secured Convertible Note

The Company issued the Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note representing the remaining principal balance of $2,197,231 to replace the Convertible Note. The Company has recorded the fair value of the Convertible Note assuming that the remaining par value is $2,197,231 as asserted by the Investor at its maturity date in May 2018. The resulting change in the estimated fair value was $61,636 during the three months ended March 31, 2018. There was no change in fair value during the three months ended March 31, 2019 as the Convertible Note matured in May 2018. The Company plans to continue to negotiate with the Investor regarding the issuance of the Replacement Note under the terms of the financing and taking into consideration that the Investor only funded $510,000 in the entire transaction, but there can be no assurance that it will be successful in this regard.

Income Tax

The Company recorded an income tax benefit of $150,000 in the three months ended March 31, 2018 compared to $-0- for the three months ended March 31, 2019 primarily due to the Tax Cuts and Jobs Act (the “Act”) that became law on December 22, 2017. The Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in January 2018.

Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017. However, where a corporation has an AMT Credit from a prior taxable year, the corporation still carries it forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50% of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has generated an AMT credit carryforward during prior years totaling $150,000, which previously was reported as income taxes payable on the Company’s condensed balance sheet and the corresponding deferred tax asset was fully reserved based on all available evidence, because the Company considered it more likely than not that all the AMT tax credit carryforward would not be realized. Based on the provisions of the new Act, the Company now considers it more likely than not that all of the AMT tax credit carryforward will be realized. Accordingly, the Company has recognized an income benefit of $150,000 during the three months ended March 31, 2018 as it reduced the corresponding income taxes payable to zero as of March 31, 2018.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,845,000 as of December 31, 2018, which expire from 2025 through 2038. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

Net loss

As a result of the above, we reported a net loss of $171,618 for the three months ended March 31, 2019 compared to a net loss of $9,478 for the three months ended March 31, 2018. This represents a deterioration of $162,140.

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

The basic and diluted loss per share was $0.02 for the three months ended March 31, 2019, for the reasons previously noted. The basic and diluted loss per share was $-0- for the three months ended March 31, 2018. All outstanding stock options and warrants to purchase common stock were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2019 and 2018 because the exercise prices of the stock options and warrants were substantially higher than market price in 2019 and 2018 and the net loss reported for both years. Potential shares of common stock as of March 31, 2019 that have been excluded from the computation of diluted net loss per share amounted to 2,703,763 shares, which included 2,365,563 outstanding warrants and 338,200 outstanding stock options.

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

In summary, as of March 31, 2019, the following debt was outstanding: (i) $40,000 on our convertible promissory note, which matured on April 19, 2018 and is in default; (ii) $200,000 on our convertible promissory note, which matured on November 7, 2017 and is currently in default; (iii) the two promissory notes in the total principal amount of $85,000, which matured in October 2016 and are in default; (iv) the Convertible Note with a fair value of $2,197,231 which matured in May 2018 and is currently in default; (v) the December 2013 Note in the principal amount of $1,000,000, which was due in April 2016 and is in default; and (vi) $13,125 convertible promissory note, which is due on demand.

The Company is in default of various provisions of the 30-year Concessions for both Perlas and Tyra blocks as of March 31 31, 2019, as noted earlier. The Company is pursuing negotiations with Nicaraguan Government officials to address the pending defaults.

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

The Company will need to obtain funding in 2019 to fund the substantial needs enumerated above; however, there can be no assurance that it will be able to obtain such capital or obtain it on favorable terms or within the timeframe necessary to cure the foregoing defaults. The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products, and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan Concessions and meet its other financial requirements.

Due to the uncertainties related to these matters, there exists substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of March 31, 2019, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of March 31, 2019 and December 31, 2018, which management believes is sufficient to provide for the ultimate resolution of this dispute.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default regarding various obligations of the Senior Convertible Note with an unpaid balance of $2,197,231 as of March 31, 2019 (See Note 2). The Senior Convertible Note matured on May 7, 2018 and was not retired by the Company. The Company is pursuing a resolution of these defaults with the Holder, including to negotiate extensions, waivers or a new note agreement; however, there can be no assurance that the Company will be successful in that regard.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(c) Exhibits.

21	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	May 3, 2019
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	May 3, 2019
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

