Form 10-Q
period 2019-06-30
INFINITY ENERGY RESOURCES, INC
filed 2019-08-19
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

(913) 948-9512

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.0001 par value	IFNY	Over-the-Counter QB Tier Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at August 19, 2019
Common Stock, $0.0001 par value	8,318,385

PART I - FINANCIAL INFORMATION

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204	$1,367

Total current assets	204	1,367

Total assets	$204	$1,367

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,084,759	$6,040,948
Accrued liabilities (including $788,520 due to related party at June 30, 2019 and December 31, 2018)	3,777,355	3,699,747
Accrued interest	486,531	509,894
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	—	2,197,231
Convertible notes payable-short term	1,148,625	1,338,125
Total current liabilities	13,213,273	15,501,948

Derivative liabilities	82,071	65,502
Total liabilities	13,295,344	15,567,450
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 8,318,385 shares at June 30, 2019 and 7,712,569 shares at December 31, 2018	832	771
Additional paid-in capital	109,180,130	109,080,273
Accumulated deficit	(122,476,102)	(124,647,127)
Total stockholders’ deficit	(13,295,140)	(15,566,083)
Total liabilities and stockholders’ deficit	$204	$1,367

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Operating expenses:
General and administrative expenses	$54,614	$40,721	$129,148	$112,155

Total operating expenses	54,614	40,721	129,148	112,155

Operating loss	(54,614)	(40,721)	(129,148)	(112,155)

Other income (expense):
Interest expense	(21,661)	(29,134)	(50,299)	(58,125)
Gain on exchange and extinguishment of debt and warrant obligations	2,413,280	—	2,413,280	—

Change in fair value of secured convertible note payable	—	(89,158)	—	(150,794)
Change in derivative fair value	5,639	18,418	(62,808)	21,001

Total other income (expense)	2,397,258	(99,874)	2,300,173	(187,918)

Income (loss) before income taxes	2,342,644	(140,595)	2,171,025	(300,073)
Income tax (expense) benefit	—	—	—	150,000

Net income (loss)	$2,342,644	$(140,595)	$2,171,025	$(150,073)

Basic and diluted net income (loss) per share:
Basic	$0.29	$(0.02)	$0.28	$(0.02)
Diluted	$0.29	$(0.02)	$0.28	$(0.02)
Weighted average shares outstanding – basic and diluted	7,968,358	7,712,569	7,840,463	7,712,569

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	7,712,569	$771	$109,080,273	$(124,647,127)	$(15,566,083)

Net loss	—	—	—	(171,619)	(171,619)

Balance, March 31, 2019	7,712,569	771	109,080,273	(124,818,746)	(15,737,702)

Issuance of common shares pursuant to exchange agreements	605,816	61	29,308	—	29,369

Issuance of common stock purchase warrants pursuant to exchange agreements	—	—	70,549	—	70,549

Net income	—	—	—	2,342,644	2,342,644

Balance, June 30, 2019	8,318,385	$832	$109,180,130	$(122,476,102)	$(13,295,140)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	7,712,569	$771	$109,080,273	$(124,359,329)	$(15,278,285)

Net loss	—	—	—	(9,478)	(9,478)

Balance, March 31, 2018	7,712,569	771	109,080,273	(124,368,807)	(15,287,763)

Net loss	—	—	—	(140,595)	(140,595)

Balance, June 30, 2018	7,712,569	$771	$109,080,273	$(124,509,402)	$(15,428,358)

See accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,171,025	$(150,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	62,808	(21,001)
Change in fair value of senior convertible note	—	150,794
Gain on exchange of debt and warrant obligations	(2,413,279)	—

Change in operations assets and liabilities:
Decrease in income taxes payable	—	(150,000)
Increase (decrease) in accounts payable	(125)	19,688
Increase in accrued liabilities	77,608	77,402
Increase in accrued interest	50,300	58,124
Net cash used in operating activities	(51,663)	(15,066)

Cash flows from investing activities	—	—
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of convertible note payable	50,500	13,125

Net cash provided by (used in) financing activities	50,500	13,125

Net decrease in cash and cash equivalents	(1,163)	(1,941)

Cash and cash equivalents:
Beginning	1,367	6,255
Ending	$204	$4,314
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Exchange of secured convertible note payable	$2,197,231	$—
Exchange of convertible notes payable - short term	$240,000	$—
Issuance of common shares pursuant to exchange agreements	$29,369	$—
Issuance of common stock purchase warrants pursuant to exchange agreements	$70,549	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Condensed Financial Statements

June 30, 2019

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

Nature of Operations

Since 2009 we had planned to pursue the exploration of potential oil and gas resources in the United States and in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. We sold our wholly-owned subsidiary Infinity Oil and Gas of Texas, Inc. in 2012 and its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc., was administratively dissolved in 2009.

We also began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, on July 31, 2019 we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). The purchase option gives us the right to acquire the Properties for $2.5 million prior to December 31, 2019, provided we pay a non-refundable deposit by August 31, 2019.

The purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the acquisition of the Properties prior to the end of this year, subject to obtaining adequate financing. The Option includes a provision permitting Core to exercise a buy-out clause and sell the Properties to a third-party purchaser prior to our exercise of the Option. If such a sale occurs, we would be entitled to 10% of the proceeds of the sale on the closing date. In such event, Core will for a period of six months following the buy-out find a project of like kind and provide us a first right of refusal to acquire such asset.

We must obtain new sources of debt and/or equity capital to fund the substantial needs enumerated above, as well as satisfying our existing debt obligations. We are attempting to obtain extensions of the maturity date for our outstanding debt; however, there can be no assurance that we will be able to do so or what the final terms will be if the lenders agree to such extensions. Further, we can provide no assurance that we will be able to obtain sufficient new debt/equity capital to exercise the Option.

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

We relied on raising debt and equity capital to fund our ongoing maintenance/expenditure obligations under the Nicaraguan Concession, our day-to-day operations and corporate overhead because we have generated no operating revenues or cash flows in recent years. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in default and three other notes payable with principal balances of $148,625 as of June 30, 2019 are now either due on demand or currently in default. We had been seeking resolutions to these defaults, including extensions of the maturity date for these notes payable; however, there can be no assurance that we will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions.

The Company is in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of June 30, 2019, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017, 2018 and 2019 area fees required for both the Perlas and Tyra which total approximately $194,485; and (5) payment of the 2016, 2017, 2018 and 2019 training fees required for both the Perlas and Tyra totaling approximately $350,000. The Company had been seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate and domestic issues have caused the Company to halt such efforts at this point pending additional information and evaluation of the situation. If the Company decides to continue its efforts regarding the Concessions, there can be no assurance whether it will be able to extend, renew and/or renegotiate the Nicaraguan Concessions and whether any new terms will be favorable to the Company. It must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund these requirements. These are substantial operational and financial issues that must be successfully addressed during 2019 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund the requirements noted above for the Concessions plus finance (i) the acquisition of the Properties under the Option; (ii) normal day-to-day operations and corporate overhead; and (iii) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2019.

The Company is seeking new sources of debt and equity capital to fund the substantial needs enumerated above. The Company is attempting to obtain extensions of the maturity dates for its debt or compromises of the debt. In addition, the Company will seek offers from industry operators and other third parties for interests in the Properties in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. The Company has restructured certain obligations that were in default during 2019; however, there can be no assurance that it will be able to obtain such funding, extensions or additional restructurings or on what terms.

Going Concern

Due to the uncertainties related to the foregoing matters, there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financials are issued. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Recently issued accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. The adoption of the standard had no impact on our financial position or results of operations for the three and six months ending June 30, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The adoption of the standard had no impact on our financial position or results of operations for the three and six months ending June 30, 2019 and 2018.

The Company has evaluated all other recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

Concentrations

The Company’s business plan had consisted of developing the Nicaraguan Concessions in addition to potential domestic oil and gas projects and it may become active in Nicaragua in the future, given sufficient capital and curing the defaults under the Nicaraguan Concessions and its other financial obligations. The political climate in Nicaragua is unstable and is subject to radical change over a short period of time. Unless there is a significant positive change in political and economic stability in Nicaragua, the Company may not pursue development of the Concessions. In the alternative it had acquired the Option to purchase the Properties.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of June 30, 2019 and December 31, 2018, it is the Company’s policy that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

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

Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is deducted from the costs to be amortized, and reported as a period expense when the impairment is recognized. All unproved property costs as of June 30, 2019 and December 31, 2018 relate to the Nicaraguan Concessions. In assessing the unproved property costs for impairment, the Company takes into consideration various information including: (i) the terms of the Concessions, (ii) the status of the Company’s compliance with the Nicaraguan Concessions’ requirements, (iii) the ongoing evaluation of the seismic data, (iv) the commodity prices for oil and gas products, (v) the overall environment related to oil and gas exploration and development projects for unproven targets in unproven regions of the world, (vi) the availability of financing for financial and strategic partners, and (vii) other factors that would impact the viability of a significant long-term oil and gas exploration and development project.

The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These are substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan projects. The Company has performed its impairment tests as of June 30, 2019 and December 31, 2018 and has concluded that a full impairment reserve should be provided on the costs capitalized for the Nicaraguan Concessions oil and gas properties. All costs related to the Nicaraguan Concessions from January 1, 2016 through June 30, 2019 have been charged to operating expenses as incurred.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges, but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the condensed balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of June 30, 2019 and December 31, 2018, the Company did not have any proved oil and gas properties, and all unproved property costs relate to its Nicaraguan Concessions.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of June 30, 2019 and December 31, 2018 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both of the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of June 30, 2019 and December 31, 2018 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

June 30, 2019	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$—	$—
Derivative liabilities	—	—	82,071	82,071
	$—	$—	$82,071	$82,071

December 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$2,197,231	$2,197,231
Derivative liabilities	—	—	65,502	65,502
	$—	$—	$2,262,733	$2,262,733

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the periods ended June 30, 2019 and December 31, 2018.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $0 at June 30, 2019 and December 31, 2018.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of June 30, 2019. During the six months ended June 30, 2018 the Company determined that the payment of the certain liabilities related to the alternative minimum tax from prior years will be unnecessary, and therefore it reversed the liability and recognized an income tax benefit as described in the following section.

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

Note 2 – Secured Convertible Note Payable

Secured Convertible Note (the “Note) payable consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Secured convertible note payable, at fair value	$—	$2,197,231
Less: Current maturities		(2,197,231)

Secured convertible note payable, long-term	$—	$—

Following is an analysis of the activity in the Note during the six months ended June 30, 2019:

Amount
Balance at December 31, 2018	$2,197,231
Funding under the Investor Note during the period	—
Principal repaid during the period by issuance of common stock	—
Change in fair value of secured convertible note during the period	—
Exchange of secured convertible note payable for common stock	(2,197,231)

Balance at June 30, 2019	$—

On May 7, 2015, the Company completed the May 2015 Private Placement of a $12.0 million principal amount secured convertible note (the “Note”) and Warrant to purchase 1,800,000 shares of the Company’s common stock, $0.0001 par value. The placement agent for the Company in the transaction received a fee of 6% of cash proceeds, or $600,000, if and when the Company receives the full cash proceeds. It received $27,000 of such amount at the closing. In addition, the placement agent was granted a warrant to purchase 240,000 shares of common stock at $5.00 per share, which warrant is immediately exercisable.

The Note and Warrant were issued pursuant to a Securities Purchase Agreement, dated May 7, 2015, by and between the Company and an institutional investor (the “Investor”). The May 2015 Private Placement was made pursuant to an exemption from registration under such Act. At the closing, the Investor acquired the secured convertible note by paying $450,000 in cash and issuing a secured promissory note, secured by cash, with an aggregate initial principal amount of $9,550,000 (the “Investor Note”).

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver a new convertible note (the “Replacement Note”) with respect to the remaining principal balance of $2,197,231 to replace the Convertible Note. The aggregate outstanding principal balance of $11,687,231 of the Convertible Note included an approximate $2.0 million original issue discount; however, the Investor funded only $510,000 under the Investor Note. The Company had recorded the fair value of the Replacement Note assuming that the remaining par value was $2,197,231 as asserted by the Investor. The Replacement Note provided for a maturity date of May 7, 2018, a conversion price of $0.50 per share and was due in monthly installment payments through May 2018 either in cash or stock, among other terms. The Company did not repay the Replacement Note at its maturity and it was therefore in technical default. The Replacement Note was to be secured to the same extent as the Convertible Note. The Company and the Investor have negotiated a resolution of these outstanding matters regarding the default status and the issuance of the Replacement Note under the terms of the financing.

On May 23, 2019, the Company and the Investor agreed to an omnibus resolution to these outstanding matters and entered into the Exchange Agreement and Side-Letter Agreement as described below:

Exchange Agreement: Under the Exchange Agreement, the Investor exchanged all of its rights under the original securities issued in the May 2015 Private Placement (the “Original Securities”), including: (i) the Convertible Note, subject to the Optional Offset (as defined in the Investor Note), with a current balance of $2,197,231.00, (ii) the related accrued interest under the Convertible Note, with a balance of $26,107.52, (iii) the Warrant, (iv) the Security and Pledge Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement, (v) the Guaranty made in favor of the Investor in connection with the May 2015 Private Placement, and (vi) the Registration Rights Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement, for 770,485 fully paid and nonassessable shares of Common Stock and certain rights (the “Rights”) to acquire additional securities in the future, which may be exercised for additional shares of Common Stock.

As a result of the exchange transactions described above, the Investor no longer owns any of the Original Securities, including any rights thereunder, and the Company cancelled the certificate(s) and other physical documentation evidencing the Investor’s ownership of the Original Securities.

Side-letter Agreement: Concurrent with the Exchange Agreement, the Company and the Investor also entered into a letter agreement, dated May 23, 2019 (the “Side-Letter Agreement”). The Side-Letter Agreement provides that on November 23, 2019, the Company will, if required under the Side-letter Agreement, issue additional shares of Common Stock to the Investor based on an increase in the Number of Fully-Diluted Shares Outstanding (as defined below) of the Company from the execution date of the Exchange Agreement to the six-month anniversary of the Exchange Agreement (the “True-Up Shares”). The issuance of the True-Up Shares, if any, shall provide the Investor with Rights to acquire additional Right Shares (as defined in the Exchange Agreement) to be calculated according to the following formula:

●	A-B= aggregate number of Right Shares
●	A = 9.99% of shares of Common Stock outstanding on such six-month anniversary (calculated based on the Number of Fully-Diluted Shares Outstanding (as defined below))
●	B = The shares of Common Stock Issued to the Investor contemporaneously with the Exchange Agreement

For the purposes of the Side-Letter Agreement, “Number of Fully-Diluted Shares Outstanding” means, as of any time of determination, the sum of (i) the aggregate number of issued and outstanding shares of Common Stock as of such time of determination, (ii) the aggregate maximum number of shares of Common Stock issuable on an as-converted and as-exchanged basis, as applicable (excluding any exercise of warrants to purchase Common Stock), pursuant to all capital stock and all other securities of the Company or any of its subsidiaries (excluding any warrants to purchase Common Stock and all Rights issued pursuant to the Exchange Agreement) outstanding as of such time of determination (or issuable pursuant to agreements in effect as of such time) that are at any time and under any circumstances (after issuance thereof, if applicable), directly or indirectly, convertible into or exchangeable for, or which otherwise entitles the holder thereof to acquire, Common Stock (assuming, for such purpose, that each such security is convertible or exchangeable, as applicable, at the lowest price per share for which one share of Common Stock is at any time, directly or indirectly, issuable upon the conversion or exchange, as applicable, of any such security and without regards to any limitations on conversion or exchange applicable thereto), and (iii) without duplication with clause (ii) above, the aggregate maximum number of shares of Common Stock issuable pursuant to any agreement (excluding any warrants to purchase Common Stock and all Rights issued pursuant to the Exchange Agreement) of any person with the Company or any of its subsidiaries in effect as of such time of determination (assuming, for such purpose, that the shares of Common Stock, directly or indirectly, issued pursuant to such agreement is issued at the lowest price per share for which one share of Common Stock is at any time, directly or indirectly, issuable pursuant to such agreement).

Notwithstanding the foregoing, if any warrants to purchase Common Stock are outstanding (or issuable upon conversion or exchange of securities outstanding) as of such six-month anniversary (each, an “Outstanding Warrant”), on such six-month anniversary, the Company shall issue the Investor an additional Right to acquire a warrant (the “New Warrant”) exercisable for up to 9.99% of the shares of Common Stock issuable upon exercise of all Outstanding Warrants as of such six-month anniversary (the “New Warrant Shares”). The New Warrant Shares shall be of like tenor to the Outstanding Warrants.

Pursuant to the Side-Letter Agreement, the Company also agreed that from the execution date of the Exchange Agreement until twelve (12) months from such date, the Company will not raise capital at a price that is below $0.10 per share of Common Stock (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) without the Investor’s consent.

On May 30, 2019, the Company and the Investor entered into Amendment No. 1 to Exchange Agreement (the “Amendment”). Following execution of the Exchange Agreement on May 23, 2019, the Company and the Investor became aware of an inadvertent error regarding the number of shares of Common Stock to be issued to the Investor pursuant to the Exchange Agreement. The Company and the Investor agreed to amend the Exchange Agreement so it reflects the correct number of shares of Common Stock to be issued and to ensure that the Investor does not beneficially own in excess of 9.99% of the shares of Common Stock outstanding immediately following the effective date of the Exchange Agreement. Pursuant to the Amendment, the Company and the Investor agreed that the number of shares of Common Stock to be issued to the Investor would be an aggregate of 605,816 shares, instead of the 770,485 shares stated in the Exchange Agreement.

Description of the Financial Accounting and Reporting

At inception, the Company elected to account for the Note on its fair value basis, therefore, the fair value of the Note, including its embedded conversion feature, were estimated together at each periodic reporting date through May 23, 2019 which was the date the parties entered into the exchange agreement which extinguished the Note and related warrants as previously described. The Note was revalued to its estimated fair value at each periodic reporting date with any changes in the Note’s fair value being charged/credited to the statement of operations.

The Warrant issued to purchase 1,800,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. The estimated fair value of the warrant derivative as of May 23, 2019, the date of the exchange agreement was $116,731 representing a change of $59,639 from December 31, 2018, which is included in changes in derivative fair value in the accompanying condensed statement of operations for the six months ended June 30, 2019. See Note 5.

The Exchange Agreement was treated an extinguishment of debt on the date it was entered May 23, 2019. Under the Exchange Agreement, the Investor exchanged all of its rights under the original securities issued in the May 2015 Private Placement, including: (i) the Convertible Note, subject to the Optional Offset (as defined in the Investor Note), with a current balance of $2,197,231.00, (ii) the related accrued interest under the Convertible Note, with an unpaid and accrued balance of $26,107.52, (iii) the Warrant with an estimated fair value of $116,731, (iv) the Security and Pledge Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement, (v) the Guaranty made in favor of the Investor in connection with the May 2015 Private Placement, and (vi) the Registration Rights Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement, for 605,816 fully paid and nonassessable shares of Common Stock and certain rights granted in the Side-Letter to acquire additional securities in the future, which may be exercised for additional shares of Common Stock. The Side-Letter rights/obligations represent a derivative and accordingly, its fair value was estimated and recorded at the date of Exchange Agreement and will continue to be revalued and adjusted to its estimated fair value at each periodic reporting date until it expires and/or the underlying securities are issued to the Holder.

Following is an analysis of gain on exchange of the debt and warrant obligations pursuant to the Exchange Agreement during the six months ended June 30, 2019:

Amount
Obligations extinguished on the date of exchange, May 23, 2019:
Convertible Note balance at the date of exchange, May 23, 2019	$2,197,231
Accrued interest on the Convertible Note at the date of exchange, May 23, 2019	28,643
Fair value of Warrant Derivative at the date of exchange, May 23, 2019	116,731
Securities issued in exchange for the obligations extinguished the date of Exchange, May 23, 2019:
605,816 Common shares issued on the date of exchange, May 23, 2019 valued at $0.121 per share, the closing market price on May 23, 2019	(73,304)
Side-Letter derivative value estimated on the date of exchange, May 23, 2019	(107,860)

Gain on exchange of debt and warrant obligations	$2,161,441

In addition, the Company issued a warrant in May 2015 to purchase 240,000 shares issued as part of the placement fee in connection with the Note. The warrant contained an expiration date of May 7, 2022 and an exercise price of $5.00 per share and is subject to certain price protection and dilution provisions. Such warrant was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions.

On June 4, 2019, the Company entered into an exchange agreement with the warrant holder to extinguish the original warrant including its certain price protection and dilution provisions, for a new warrant to purchase up to 50,000 common shares with a termination date of June 4, 2026 at an exercise price of $0.50 per share without any price protection or dilution provisions.

The estimated fair value of the original warrant derivative as of May 23, 2019, the date of the exchange agreement, was $37,368 representing a change of $29,795 from December 31, 2018, which is included in changes in derivative fair value in the accompanying condensed statement of operations for the six months ended June 30, 2019. See Note 5.

As a result of the exchange agreement, the Company extinguished the derivative liability of $37,368 attributable to the original warrant and recognized the estimated value of the new warrant of $7,985 as of June 4, 2019, the date of the exchange agreement. The resulting $29,383 difference been the estimated fair value of the old warrant extinguished and the new warrant issued to the holder has been recorded as a gain on exchange of debt and warrant obligations in the accompanying condensed statement of operations for the six months ended June 30, 2019.

Note 3 – Debt

Debt consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Convertible notes payable, short term:
Note payable, (in default)	$1,000,000	$1,000,000
Note payable (extinguished through exchange agreement)	—	200,000
Note payable (extinguished through exchange agreement)	—	40,000
Note payable, (in default)	50,000	50,000
Note payable (in default)	35,000	35,000
Note payable (due on demand)	63,625	13,125
Total notes payable, short-term	$1,148,625	$1,338,125

Note Payable – Short-term

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “December 2013 Note”) with an original maturity date of March 12, 2014.

In connection with the December 2013 Note, the Company granted the lender a warrant (the “Warrant”) exercisable to purchase 100,000 shares of its common stock at an exercise price of $15.00 per share. In connection with an extension to April 2015, the parties amended the date for exercise of the Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company failed to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the Warrant remained the same. The Warrant has been treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the condensed statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates. The warrant expired as of June 30, 2019 and is no longer exercisable.

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

In connection with the extension of the maturity date of the December 2013 Note to April 7, 2016, the Company also (i) issued the lender 20,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $5.00 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company failed to pay the December 2013 Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remained the same. The warrant has expired as of June 30, 2019 and is no longer exercisable. The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note. The December 2013 Note is in default and the Company is pursuing a resolution to this default including completing the extinguishment of the note balance, accrued interest and revenue sharing agreement through an exchange agreement which is further described in Note 10; however, there can be no assurances such efforts will be successful.

The Warrant has been treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the condensed statement of operations as change in derivative liability. The Warrant expired as of June 30, 2019 and can no longer be exercised. The discount has been amortized ratably through the original maturity date and each of the extended maturity dates. The Company recognized the value of the 20,000 shares of common stock issued ($104,000) and the increased value of the outstanding warrants due to the decrease in their exercise price ($68,716) as an additional discount on the note payable to be amortized ratably over the extended term of the underlying note.

The following notes have been extinguished on June 19, 2019:

●	On November 8, 2016 the Company borrowed a total of $200,000 from an individual under a convertible note payable with the conversion rate of $5.00 per share. The note required no principal or interest payments until its maturity date of November 7, 2017 and bore interest at 8% per annum. The note was not paid on its original maturity date.

●	On April 20, 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note required no principal or interest payments until its maturity date of April 19, 2018 and bore interest at 8% per annum. The note was not paid on its maturity date.

On June 19, 2019, the Company and the holder of these two convertible notes entered into an exchange agreement whereby the two convertible notes with an unpaid principal balance of $240,000 and related accrued interest totaling $45,020 were extinguished. The exchange agreement required the Company to issue the individual a new warrant to purchase up to 570,000 common shares with a termination date of June 19, 2026 at an exercise price of $0.50 per share without any price protection or dilution provisions in exchange for the extinguishment of the two convertible notes and related accrued interest. The Black-Scholes valuation of the warrant issued to the holder on June 19, 2019 totaled $62,564.

Following is an analysis of gain on extinguishment of the obligations pursuant to the Exchange Agreement during the six months ended June 30, 2019:

Amount
Obligations extinguished on the date of exchange, June 19, 2019:
Convertible Notes balance at the date of exchange, June 19, 2019	$240,000
Accrued interest on the Convertible Notes at the date of exchange, June 19, 2019	45,020

Securities issued in exchange for the obligations extinguished on the date of the exchange, June 19, 2019:
Value of the stock purchase warrant issued on the date of exchange, June 19, 2019	(62,564)

Gain on exchange of debt and warrant obligations	$222,456

Other than the December 2013 Note and the two convertible notes which have been extinguished as described above, during the six months ended June 30, 2019 the Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 7, 2016 and ultimately to October 7, 2016. The Company and its lender are pursuing a resolution of this default. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase 5,000 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 5,000 newly issued warrants issued on January 7, 2016 totaled $379 and $131 on May 7, 2016, both of which were amortized over the extension period (through October 7, 2016). The related warrant derivative liability balance was $868 and $492 as of June 30, 2019 and December 31, 2018, respectively. See Note 5.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, the note was extended for an additional 90 days or until January 15, 2016 and later to October 15, 2016. The Company is pursuing a resolution of this default including an additional extension from the holder. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 3,500 newly issued warrants on January 15, 2016 totaled $267 and $74 on May 15, 2016, both of which were amortized over the extension period (through October 15, 2016). The related warrant derivative liability balance was $608 and $345 as of June 30, 2019 and December 31, 2018, respectively. See Note 5.

●	On May 21, 2018 the Company borrowed $13,125 under an unsecured promissory note with a private third lender which is convertible at a rate of $0.50 per share. During June 2019 the Company borrowed an additional $50,500 from this same third-party lender under the same terms. The note is due on demand and bears interest at 8% per annum.

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

At the Annual Meeting of Stockholders held on September 25, 2015 and the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares for issuance under the Plan.

As of June 30, 2019, 500,000 shares were available for future grants under the 2015 Plan. All other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the periods ended June 30, 2019 and December 31, 2018.

The following table summarizes stock option activity for the six months June 30, 2019:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	338,200	$41.24	3.1 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(6,200)	(7.80)
Outstanding at June 30, 2019	332,000	$41.86	2.80 years	$—
Outstanding and exercisable at June 30, 2019	332,000	$41.86	2.80 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $-0- and $-0- during the six months ended June 30, 2019 and 2018, respectively.

The intrinsic value as of June 30, 2019 related to the vested and unvested stock options as of that date was $-0. The unrecognized compensation cost as of June 30, 2019 related to the unvested stock options as of that date was $-0-.

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

The Company has issued warrants to purchase an aggregate of 34,000 and 2,074,000 shares of common stock, respectively in connection with various outstanding debt instruments which require derivative accounting treatment as of June 30, 2019 and December 31, 2018. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of June 30, 2019 is as follows:

As of June 30, 2019

Volatility – range	284.1%
Risk-free rate	1.76%
Contractual term	1.00 – 1.8 years
Exercise price	$5.60
Number of warrants in aggregate	34,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2018	$65,502
Side-letter derivative issued in exchange transactions -Note 2	107,860
Unrealized derivative losses included in other expense for the period	62,808
Extinguishment of derivative liability in exchange transactions	(154,099)

Balance at June 30, 2019	$82,071

The warrant derivative liability consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Warrant issued to holder of Secured convertible note (Note 2)	$—	$57,092
Warrant issued to placement agent (Note 2)	—	7,573
Side-letter derivative issued to holder of Secured convertible note pursuant to exchange transaction (Note 2)	80,594	—
Warrants issued to holders of notes payable - short term (Note 3)	1,477	837
Total warrant derivative liability	$82,071	$65,502

Note 6 – Warrants

The following table summarizes warrant activity for the six months June 30, 2019:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2018	2,365,563	$5.01
Issued	620,000	0.50
Exercised/forfeited	(2,040,000)	(5.00)

Outstanding and exercisable at June 30, 2019	945,563	$4.85

The weighted average term of all outstanding common stock purchase warrants was 5.0 years as of June 30, 2019. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of June 30, 2019.

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

The Company has incurred operating losses in recent years and it continues to be in a three-year cumulative loss position at June 30, 2019. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,845,000 at December 31, 2018, which expires from 2025 through 2038.

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

Nicaraguan Concessions

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2018, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017, 2018 and 2019 area fees required for both the Perlas and Tyra which total approximately $180,000; and (5) payment of the 2016, 2017, 2018 and 2019 training fees required for both the Perlas and Tyra totaling approximately $325,000. The Company had been seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate and domestic issues have caused the Company to halt such efforts at this point pending additional information and evaluation of the situation. If the Company decides to continue its efforts respecting the Concessions, there can be no assurance whether it will be able to extend, renew and/or renegotiate the Concessions and whether any new terms will be favorable to the Company. It must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund these requirements. These are substantial operational and financial issues that must be successfully addressed during 2019 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of well prior to June 30, 2019; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of June 30, 2019 and December 31, 2018 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

Non-binding Term Sheet to Extinguish Note Payable in Default

On July 29, 2019 the Company entered into a non-binding term sheet with the holder of the December 2013 Note which has an unpaid principal balance of $1 million as of June 30, 2019. The term sheet, if consummated, will resolve the default contingencies regarding the December 2013 Note through an exchange agreement. Under the proposed terms the holder will exchange the following existing obligations:

●	8% Promissory Note issued December 27, 2013 with an original principal balance of $1,050,000 and current principal balance of $1,000,000;
●	Accrued and unpaid interest of approximately $481,000 as of June 30, 2019 related to the 8% Promissory Note;
●	Common Stock Purchase Warrant issued December 27, 2013 to acquire 100,000 shares of common stock with an exercise price of $5 per share;
●	Preemptive Rights Agreement dated December 27, 2013; and
●	Revenue Sharing Agreement issued May 30, 2014 representing one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions.

The holder will receive the following consideration in exchange for the extinguishment of the existing obligations:

the Company will make a cash payment of $100,000 to the holder within 120 days of the execution of an Exchange Agreement and will issue common shares totaling 740,500 shares to the holder.

Upon completion of the $100,000 cash payment and issuance of 740,500 common shares contemplated by the proposed exchange agreement, the holder and the Company will proceed to cancel the certificate(s) and other physical documents evidencing the ownership of the existing obligations. The term sheet is non-binding until such time as the cash payment is made and the common shares are issued to the holder and there can be no assurance that the Company will successfully complete the exchange agreement.

Non-binding Term Sheet to Acquire Domestic Oil and Gas Properties

On July 31, 2019 the Company acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). The purchase option gives the Company the right to acquire the Properties for $2.5 million prior to December 31, 2019, provided it pays a non-refundable deposit by August 31, 2019.

The purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

The Company intends to complete the acquisition of the Properties prior to the end of this year, subject to obtaining adequate financing. The Option includes a provision permitting Core to exercise a buy-out clause and sell the Properties to a third-party purchaser prior to our exercise of the Option. If such a sale occurs, the Company would be entitled to 10% of the proceeds of the sale on the closing date. In such event, Core will for a period of six months following the buy-out find a project of like kind and provide the Company a first right of refusal to acquire such asset.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of June 30, 2019 and December 31, 2018, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 9 – Related Party Transactions

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services and was not billed for any such services during the six months ended June 30, 2019 and 2018. The amount due to the CFO’s firm for services previously provided was $762,407 at June 30, 2019 and December 31, 2018, and is included in accrued liabilities at both dates.

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

As of June 30, 2019 and December 31, 2018, the Company had accrued compensation to its officers and directors of $1,829,208. The Board of Directors authorized the Company to cease compensation for its officers and directors effective January 1, 2018.

Note 10 – Subsequent Events

The Company has not resolved the various contingencies related to the default status of its Nicaraguan Concessions (See Note 8). The Company had been seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate and domestic issues have caused the Company to halt such efforts at this point pending additional information and evaluation of the situation.

On July 29, 2019 the Company entered into a non-binding term sheet with the holder of the December 2013 Note which has an unpaid principal balance of $1 million as of June 30, 2019. The term sheet, if consummated, will resolve the default contingencies regarding the December 2013 Note through an exchange agreement. Under the proposed terms the holder will exchange the following existing obligations:

●	8% Promissory Note issued December 27, 2013 with an original principal balance of $1,050,000 and current principal balance of $1,000,000;
●	Accrued and unpaid interest of approximately $481,000 as of June 30, 2019 related to the 8% Promissory Note;
●	Common Stock Purchase Warrant issued December 27, 2013 to acquire 100,000 shares of common stock with an exercise price of $5 per share;
●	Preemptive Rights Agreement dated December 27, 2013; and
●	Revenue Sharing Agreement issued May 30, 2014 representing one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions.

The holder will receive the following consideration in exchange for the extinguishment of the existing obligations:

the Company will make a cash payment of $100,000 to the holder within 120 days of the execution of an Exchange Agreement and will issue common shares totaling 740,500 shares to the holder.

Upon completion of the $100,000 cash payment and issuance of 740,500 common shares contemplated by the proposed exchange agreement, the holder and the Company will proceed to cancel the certificate(s) and other physical documents evidencing the ownership of the existing obligations. The term sheet is non-binding until such time as the cash payment is made and the common shares are issued to the holder and there can be no assurance that the Company will successfully complete the exchange agreement.

On July 31, 2019 the Company acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). The purchase option gives the Company the right to acquire the Properties for $2.5 million prior to December 31, 2019, provided it pays a non-refundable deposit by August 31, 2019.

The purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

The Company intends to complete the acquisition of the Properties prior to the end of this year, subject to obtaining adequate financing. The Option includes a provision permitting Core to exercise a buy-out clause and sell the Properties to a third-party purchaser prior to our exercise of the Option. If such a sale occurs, the Company would be entitled to 10% of the proceeds of the sale on the closing date. In such event, Core will for a period of six months following the buy-out find a project of like kind and provide the Company a first right of refusal to acquire such asset.

The Company has not resolved the contingencies regarding its various notes payable related to their default status as described in Notes 3 other than the December 2013 Note described above. The Company continues to pursue resolutions of these defaults including to negotiate extensions, waivers or new note agreements; however, there can be no assurance that the Company will be successful in that regard.

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

2019 Operational and Financial Objectives

Corporate Activities

The Company has focused on resolving its outstanding obligations that are in default in 2019 and in that regard has entered into exchange agreements with several holders of such obligations. In that regard the Company completed exchange agreements with the holders of the: i) Senior Secured Convertible Note with a principal balance of $2,197,231 and related warrant to purchase 1,800,000 shares of common stock, ii) notes payable with a principal balance of $240,000, and iii) the warrants to purchase 240,000 shares of common stock issued to the placement agent of the Senior Secured Convertible Note. These obligations were extinguished and exchanged for the issuance of common shares and new warrants to purchase common stock. These were important developments which resolved obligations that were in default without involving the payment of cash. These exchanges also will prepare the Company to begin acquiring domestic oil and gas exploration and development projects and build operating cash flows in support of the Company’s operational objectives.

Subsequent to June 30, 2019, the Company entered into term sheets with two entities that further the Company’s 2019 objectives to resolve obligations in default and to acquire domestic oil and gas exploration and development projects.

On July 29, 2019 the Company entered into a non-binding term sheet with the holder of the December 2013 Note which has an unpaid principal balance of $1 million as of June 30, 2019. The term sheet, if consummated, will resolve the default contingencies regarding the December 2013 Note through an exchange agreement. Under the proposed terms the holder will exchange the following existing obligations:

●	8% Promissory Note issued December 27, 2013 with an original principal balance of $1,050,000 and current principal balance of $1,000,000;
●	Accrued and unpaid interest of approximately $481,000 as of June 30, 2019 related to the 8% Promissory Note;
●	Common Stock Purchase Warrant issued December 27, 2013 to acquire 100,000 shares of common stock with an exercise price of $5.00 per share;
●	Preemptive Rights Agreement dated December 27, 2013; and
●	Revenue Sharing Agreement issued May 30, 2014 representing one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Concessions.

The holder will receive the following consideration in exchange for the extinguishment of the existing obligations:

the Company will make a cash payment of $100,000 to the holder within 120 days of the execution of an Exchange Agreement and will issue common shares totaling 740,500 shares to the holder.

Upon completion of the $100,000 cash payment and issuance of 740,500 common shares contemplated by the proposed exchange agreement, the holder and the Company will proceed to cancel the certificate(s) and other physical documents evidencing the ownership of the existing obligations. The term sheet is non-binding until such time as the cash payment is made and the common shares are issued to the holder and there can be no assurance that the Company will successfully complete the exchange agreement.

On July 31, 2019 the Company acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). The purchase option gives the Company the right to acquire the Properties for $2.5 million prior to December 31, 2019, provided the Company pays a non-refundable deposit by August 31, 2019.

The purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

The Company intends to complete the acquisition of the Properties prior to the end of this year, subject to obtaining adequate financing. The Option includes a provision permitting Core to exercise a buy-out clause and sell the Properties to a third-party purchaser prior to our exercise of the Option. If such a sale occurs, the Company would be entitled to 10% of the proceeds of the sale on the closing date. In such event, Core will for a period of six months following the buy-out find a project of like kind and provide the Company a first right of refusal to acquire such asset.

The Company has not resolved the contingencies regarding its various notes payable related to their default status as described in Notes 3 other than the December 2013 Note described above. The Company continues to pursue resolutions of these defaults including to negotiate extensions, waivers or new note agreements; however, there can be no assurance that the Company will be successful in that regard.

The Nicaraguan Concessions have represented the Company’s most substantial assets and were the focal point of its business plan for the past ten years. The Company is in default of various provisions of the 30-year Concession for both the Perlas and Tyra blocks as of June 30, 2019.

The Company is in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of June 30, 2019, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017, 2018 and 2019 area fees required for both the Perlas and Tyra which total approximately $194,485; and (5) payment of the 2016, 2017, 2018 and 2019 training fees required for both the Perlas and Tyra totaling approximately $350,000. The Company had been seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate and domestic issues have caused the Company to halt such efforts at this point pending additional information and evaluation of the situation. If the Company decides to continue its efforts respecting the Concessions, there can be no assurance whether it will be able to extend, renew and/or renegotiate the Concessions and whether any new terms will be favorable to the Company. It must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund these requirements. If the Company decides to continue to pursue the Concessions, these are substantial operational and financial issues that must be successfully addressed during 2019 and 2020 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

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

For the Three Months Ended June 30, 2019 and 2018

Results of Operations

Revenue

The Company had no revenues in either 2019 or 2018 because it focused on the pursuit of the exploration, development, financing and maintenance of the Nicaraguan Concessions and the acquisition of domestic oil and gas properties.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2019 or 2018. The Company sold its investment in Infinity-Texas in July 2012 and held no oil and gas properties in the United States in 2019 and 2018.

The Company has no current domestic exploration and development activities. However, it is actively pursuing the Option to acquire the Properties.

General and Administrative Expenses

General and administrative expenses of $54,614 for the three months ended June 30, 2019 increased $13,893, or 33.9%, from $40,721 in the same period in 2018. The increase in general and administrative expenses is primarily attributable to a $6,000 increase in audit fees and $5,400 in legal fees associated with the Company’s regulatory filings with the Securities and Exchange Commission.

Interest expense

Interest expense decreased $7,473, or 25.6%, from $29,134 for the three months ended June 30, 2018 to $21,661 for the three months ended June 30, 2019. The decrease is attributable to the exchange transactions that extinguished the Senior Secured Convertible Note with an approximate principal balance of $2.2 million and short-term notes payable with a principal balance totaling $240,000 during the three months ended June 30, 2019. Remaining interest expense is related to various short-term notes outstanding in both periods which have matured and for which the Company was seeking extensions as of June 30, 2019.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue with these types of short-term borrowings with high effective interest rates.

Gain on exchange and extinguishment of debt and warrant obligations

The gain on exchange and extinguishment of debt and warrant obligations is attributable to exchange transactions that extinguished the Senior Secured Convertible Note with an approximate principal balance of $2.2 million, short-term notes payable with a principal balance totaling $240,000 and the warrant to purchase 240,000 shares of common stock issued to a placement agent during the three months ended June 30, 2019.

The Company and the holder of these obligations agreed to extinguish the existing obligations (which were in default) in exchange for the issuance of shares of common stock or new warrants exercisable to purchase common stock with no price or dilution protection. Upon exchange of the securities the existing obligations were cancelled and both holders signed agreements which released the Company of all obligations related to the old securities. As a result, the Company extinguished all of the original securities/obligations and recorded the issuance of the new obligations at their fair value on the date of exchange resulting in a total gain of $2,413,280 during the three months ended June 30, 2019.

Subsequent to June 30, 2019, the Company entered into an exchange agreement with respect to a note payable with a principal balance of $1 million, accrued interest approximating $481,000, a warrant to purchase 100,000 shares of common stock and a revenue sharing agreement for 1% of hydrocarbons produced on the Nicaraguan Concession. These obligations will be exchanged for the issuance of 740,500 shares of common stock and a cash payment of $100,000. The Company expects to conclude this exchange in the third quarter 2019 resulting in additional gains on exchange and extinguishment of debt and warrant obligation.

In addition, the Company is continuing to pursue the resolution of other obligations in default and otherwise outstanding through the exchange of common stock and warrants without price or dilution protection during the balance of 2019. Therefore, to the extent that it is successful in this regard, it believes that there will continue to be additional gains on exchange and extinguishment of debt and warrant obligations during the balance of 2019.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2019 and 2018 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, the Company adjusted the value of the outstanding derivative liabilities to their estimated fair value as of June 30, 2019 and December 31, 2018. The mark-to-market process resulted in a gain of $5,639 during the three months ended June 30, 2019 and a gain of $18,418 during the three months ended June 30, 2018. The gain recognized in the 2019 period is primarily the result of the exchange of certain obligations during the three months ended June 30, 2019 which extinguished the underlying derivatives and thereby reduced the associated gains/losses recognized.

Income Tax

The Company recorded no income tax benefit (expense) in the three months ended June 30, 2019 and 2018. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available to it at June 30, 2019. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the three months ended June 30, 2019 and likewise recorded no income tax benefit on its loss before income taxes for the three months ended June 30, 2018.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,845,000 as of December 31, 2018, which expire from 2025 through 2038. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

Net income (loss)

As a result of the above, we reported net income of $2,342,644 for the three months ended June 30, 2019 compared to a net loss of $140,595 for the three months ended June 30, 2018. This represents an improvement of $2,483,239.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. In addition, in periods in which there is net income and the effect of including common share equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the common share equivalents are higher than the average closing market price per share) such anti-dilutive common share equivalents would also be excluded from the calculation of basic and diluted weighted average shares outstanding.

During the three months ended June 30, 2019 all of the common stock equivalents outstanding were anti-dilutive as their respective conversion or exercise prices were higher than the average closing market price per share during the period. Therefore, all of the common stock equivalents outstanding during the three months ended June 30, 2019 were excluded from the diluted weighted average shares outstanding and diluted income per share calculations. The basic and diluted net income per share was $0.29 for the three months ended June 30, 2019 the basic and diluted loss per share was $0.02 for the three months ended June 30, 2018 for the reasons previously noted. Potential shares of common stock as of June 30, 2019 that have been excluded from the computation of diluted net income (loss) per share amounted to 1,277,563 shares, which included 945,563 outstanding warrants and 332,000 outstanding stock options.

For the Six Months Ended June 30, 2019 and 2018

Results of Operations

Revenue

The Company had no revenues in either 2019 or 2018 because it focused on the pursuit of the exploration, development, financing and maintenance of the Nicaraguan Concessions and the acquisition of domestic oil and gas properties.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2019 or 2018. The Company sold its investment in Infinity-Texas in July 2012 and held no developed or undeveloped oil and gas properties in the United States in 2019 and 2018.

The Company has no current domestic exploration and development activities. However, it acquired the Option on the Properties on July 31, 2019.

General and Administrative Expenses

General and administrative expenses of $129,148 for the six months ended June 30, 2019 increased $16,993, or 15.1%, from $112,155 in the same period in 2018. The increase in general and administrative expenses is primarily attributable to a $9,000 increase in audit fees and $5,400 in legal fees associated with the Company’s regulatory filings with the Securities and Exchange Commission.

Interest expense

Interest expense decreased $7,826, or 13.5%, from $58,125 for the six months ended June 30, 2018 to $50,299 for the six months ended June 30, 2019. The decrease is attributable to the exchange transactions which extinguished the Senior Secured Convertible Note with an approximate principal balance of $2.2 million and short term notes payable with a principal balance totaling $240,000 during the six months ended June 30, 2019. Remaining interest expense is related to various short-term notes outstanding in both periods which have matured and for which the Company was seeking extensions as of June 30, 2019.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue with these types of short-term borrowings with high effective interest rates.

Gain on exchange and extinguishment of debt and warrant obligations

The gain on exchange and extinguishment of debt and warrant obligations is attributable to exchange transactions which extinguished the Senior Secured Convertible Note with an approximate principal balance of $2.2 million, short term notes payable with a principal balance totaling $240,000 and the warrant to purchase 240,000 shares of common stock issued to a placement agent during the six months ended June 30, 2019.

The Company and the holders of these obligations agreed to extinguish the existing obligations (which were in default) in exchange for the issuance of shares of common stock or new warrants to purchase common stock with no price or dilution protection. Upon exchange of the securities the existing obligations were cancelled and both holders signed agreements which released the Company of all obligations related to the old securities. As a result, the Company extinguished all of such original securities/obligations and recorded the issuance of the new obligations at their fair value on the date of exchange resulting in a total gain of $2,413,280 during the six months ended June 30, 2019.

Subsequent to June 30, 2019, the Company entered into an exchange agreement with respect to a note payable with a principal balance of $1.0 million, accrued interest approximating $481,000, a warrant to purchase 100,000 shares of common stock and a revenue sharing agreement for 1% of hydrocarbons produced on the Nicaraguan Concession. These obligations will be exchanged for the issuance of 740,500 shares of common stock and a cash payment of $100,000. The Company expects to conclude this exchange in the third quarter 2019 resulting in additional gains on exchange and extinguishment of debt and warrant obligation.

In addition, the Company is continuing to pursue the resolution of other obligations in default and otherwise outstanding through the exchange of common stock and warrants without price or dilution protection during the balance of 2019. Therefore, to the extent it is successful in this regard, it believes that there will continue to be additional gains on exchange and extinguishment of debt and warrant obligations during the balance of 2019.

Change in Fair Value of Secured Convertible Note

The Company issued the Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note representing the remaining principal balance of $2,197,231 to replace the Convertible Note. The Company has recorded the fair value of the Convertible Note assuming that the remaining par value is $2,197,231 as asserted by the Investor at its maturity date in May 2018. The resulting change in the estimated fair value was $150,794 during the six months ended June 30, 2018. There was no change in fair value during the six months ended June 30, 2019 as the Convertible Note matured in May 2018.

On May 23, 2019 and as amended on May 30, 2019, the Company and the Investor agreed to an omnibus resolution to these outstanding matters and entered into the Exchange Agreement and Side-Letter Agreement as described below:

Exchange Agreement: Under the Exchange Agreement, the Investor exchanged all of its rights under the original securities issued in the May 2015 Private Placement, including: (i) the Convertible Note, subject to the Optional Offset (as defined in the Investor Note), with a current balance of $2,197,231.00, (ii) the related accrued interest under the Convertible Note, with a balance of $26,107.52, (iii) the Warrant, (iv) the Security and Pledge Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement, (v) the Guaranty made in favor of the Investor in connection with the May 2015 Private Placement, and (vi) the Registration Rights Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement, for 605,816 fully paid and nonassessable shares of Common Stock and certain rights (the “Rights”) to acquire additional securities in the future, which may be exercised for additional shares of Common Stock.

Upon consummation of the exchange transactions described above, the Investor no longer owns any of the Original Securities, including any rights thereunder, and the Company cancelled the certificate(s) and other physical documentation evidencing the Investor’s ownership of the Original Securities.

Side-letter Agreement: Concurrent with the Exchange Agreement, the Company and the Investor also entered into a letter agreement, dated May 23, 2019 (the “Side-Letter Agreement”). The Side-Letter Agreement provides that on November 23, 2019, the Company will, if required under the Side-letter Agreement, issue additional shares of Common Stock to the Investor based on an increase in the Number of Fully-Diluted Shares Outstanding of the Company from the execution date of the Exchange Agreement to the six-month anniversary of the Exchange Agreement (the “True-Up Shares”). The issuance of the True-Up Shares, if any, shall provide the Investor with Rights to acquire additional Right Shares to adjust their ownership to 9.99% of the common shares and common share equivalents then outstanding. Any common share equivalents then outstanding and to be issued in conjunction with the Side-Letter Agreement will be issued in like tenor.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2019 and 2018 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. Accordingly, the Company adjusted the value of the outstanding derivative liabilities to their estimated fair value as of June 30, 2019 and December 31, 2018. The mark-to-market process resulted in a loss of $62,808 during the six months ended June 30, 2019 and a gain of $21,001 during the six months ended June 30, 2018. The loss recognized in the 2019 period is primarily the result of an overall increase in the market value of our common stock in 2019 compared to 2018.

Income Tax

The Company recorded no income tax benefit (expense) in the six months ended June 30, 2019. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available to it at June 30, 2019. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the six months ended June 30, 2019.

The Company recorded a tax benefit of $150,000 during the six months ended June 30, 2018. The income tax benefit recorded in 2019 is primarily due to the Tax Cuts and Jobs Act (the “Act”) that became law on December 22, 2017. The Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in January 2018.

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

Net income (loss)

As a result of the above, we reported net income of $2,171,025 for the six months ended June 30, 2019 compared to a net loss of $150,073 for the six months ended June 30, 2018. This represents an improvement of $2,321,098.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common share equivalents would have an anti-dilutive effect. In addition, in periods in which there is net income and the effect of including common share equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the common share equivalents are higher than the average closing market price per share) such anti-dilutive common share equivalents would also be excluded from the calculation of basic and diluted weighted average shares outstanding.

During the six months ended June 30, 2019 all of the common stock equivalents outstanding were anti-dilutive as their respective conversion or exercise prices were higher than the average closing market price per share during the period. Therefore, all of the common stock equivalents outstanding during the six months ended June 30, 2019 were excluded from the diluted weighted average shares outstanding and diluted income per share calculations. The basic and diluted net income per share was $0.28 for the six months ended June 30, 2019 the basic and diluted loss per share was $0.02 for the six months ended June 30, 2018 for the reasons previously noted. Potential shares of common stock as of June 30, 2019 that have been excluded from the computation of diluted net income (loss) per share amounted to 1,277,563 shares, which included 945,563 outstanding warrants and 332,000 outstanding stock options.

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

December 2013 Note

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

On July 29, 2019 the Company entered into a non-binding term sheet with the holder of the December 2013 Note which had an unpaid principal balance of $1.0 million as of June 30, 2019. The term sheet, if consummated, will resolve the default contingencies regarding the December 2013 Note through an exchange agreement. Under the proposed terms the holder will exchange the following existing obligations:

o	8% Promissory Note issued December 27, 2013 with an original principal balance of $1,050,000 and current principal balance of $1,000,000;
o	Accrued and unpaid interest of approximately $481,000 as of June 30, 2019 related to the 8% Promissory Note;
o	Common Stock Purchase Warrant issued December 27, 2013 to acquire 100,000 shares of common stock with an exercise price of $5.0 per share;
o	Preemptive Rights Agreement dated December 27, 2013; and
o	Revenue Sharing Agreement issued May 30, 2014 representing one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions.

The holder will receive the following consideration in exchange for the extinguishment of the existing obligations:

the Company will make a cash payment of $100,000 to the holder within 120 days of the execution of the Exchange Agreement and will issue common shares totaling 740,500 shares to the holder.

Upon completion of the $100,000 cash payment and issuance of 740,500 common shares contemplated by the proposed exchange agreement, the holder and the Company will proceed to cancel the certificate(s) and other physical documents evidencing the ownership of the existing obligations. The term sheet is non-binding until such time as the cash payment is made and the shares of common stock are issued to the Holder and there can be no assurance that the Company will successfully complete the exchange agreement.

Senior Secured Convertible Note

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

On May 23, 2019 and as amended on May 30, 2019, the Company and the Investor agreed to an omnibus resolution to these outstanding matters and entered into the Exchange Agreement and Side-Letter Agreement as described below:

Exchange Agreement: Under the Exchange Agreement, the Investor exchanged all of its rights under the original securities issued in the May 2015 Private Placement, including: (i) the Convertible Note, subject to the Optional Offset (as defined in the Investor Note), with a current balance of $2,197,231.00, (ii) the related accrued interest under the Convertible Note, with a balance of $26,107.52, (iii) the Warrant, (iv) the Security and Pledge Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement, (v) the Guaranty made in favor of the Investor in connection with the May 2015 Private Placement, and (vi) the Registration Rights Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement, for 605,816 fully paid and nonassessable shares of Common Stock and certain rights (the “Rights”) to acquire additional securities in the future, which may be exercised for additional shares of Common Stock.

Effective upon the closing of the exchange transactions described above, the Investor no longer owns any of the Original Securities, including any rights thereunder, and the Company cancelled the certificate(s) and other physical documentation evidencing the Investor’s ownership of the Original Securities.

Side-letter Agreement: Concurrent with the Exchange Agreement, the Company and the Investor also entered into a letter agreement, dated May 23, 2019 (the “Side-Letter Agreement”). The Side-Letter Agreement provides that on November 23, 2019, the Company will, if required under the Side-letter Agreement, issue additional shares of Common Stock to the Investor based on an increase in the Number of Fully-Diluted Shares Outstanding of the Company from the execution date of the Exchange Agreement to the six-month anniversary of the Exchange Agreement (the “True-Up Shares”). The issuance of the True-Up Shares, if any, shall provide the Investor with Rights to acquire additional Right Shares to adjust their ownership up to 9.99% of the common shares and common share equivalents then outstanding. Any common share equivalents then outstanding and to be issued in conjunction with the Side-Letter Agreement will be issued in like tenor.

Pursuant to the Side-Letter Agreement, the Company also agreed that from the execution date of the Exchange Agreement until twelve (12) months from such date , the Company will not raise capital at a price that is below $0.10 per share of Common Stock (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) without the Investor’s consent.

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

Short-Term Notes Extinguished

In November 2016, the Company issued a $200,000 convertible promissory note which requires no principal or interest payments until its November 2017 maturity date and bears 8% interest. The proceeds of this note were used to retire the Company’s line-of-credit upon its maturity in November 2016 and for general working capital purposes. This note was not retired at its maturity and was therefore in default.

In April 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note required no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum. This note was not retired at its maturity and therefore was in default.

On June 19, 2019, the Company and the holders of these two convertible notes entered into an exchange agreement whereby the two convertible notes with an unpaid principal balance of $240,000 and related accrued interest totaling $45,020 were extinguished. The exchange agreement required the Company to issue the individual a new warrant to purchase up to 570,000 shares of common stock with a termination date of June 19, 2026 at an exercise price of $0.50 per share without any price protection or dilution provisions in exchange for the extinguishment of the two convertible notes and related accrued interest.

Short-Term Notes Outstanding

On July 7, 2015 and July 15, 2015, the Company borrowed a total of $85,000 from two individuals under convertible notes payable with the conversion rate of $5.60 per share. The original terms of the notes were for a period of 90 days and the notes bore interest at 8% per annum. In connection with the notes, the Company issued warrants for the purchase of a total of 34,000 shares of common stock at $5.60 per share for a period of five years from the date of their issuance. The notes were not paid at maturity and now are in default. The Company is attempting to negotiate a resolution to the default, but there can be no assurance that it will be successful in that regard.

On May 21, 2018 the Company borrowed $13,125 under an unsecured promissory note with a private third lender which is convertible at a rate of $0.50 per share. During June 2019 the Company borrowed an additional $50,500 from this same third-party lender under the same terms. The note is due on demand and bears interest at 8% per annum.

In summary, as of June 30, 2019, the following debt was outstanding: (i) the two promissory notes in the total principal amount of $85,000, which matured in October 2016 and are in default; (ii) the December 2013 Note in the principal amount of $1,000,000, which was due in April 2016 and is in default for which the Company has entered into a term sheet to resolve the default and extinguish the obligation; and (iii) $63,625 convertible promissory note, which is due on demand.

Capital Expenditures

On July 31, 2019 the Company acquired the Option to purchase the Properties. The Company is required to pay a nonrefundable $50,000 deposit by August 31, 2019 and $2.5 million by December 31, 2019 to complete the transaction. There can no assurance that it will be able to obtain the required financing or obtain it on terms favorable to the Company or its shareholders.

The Company has been in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of June 30, 2019 requiring substantial payments, as described in “2019 Operational & Financial Objectives” above. The Company had been seeking a resolution of the defaults described, including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate and domestic issues have caused the Company to halt such efforts at this point pending additional information and evaluation of the situation. If the Company decides to continue its efforts respecting the Concessions, there can be no assurance whether it will be able to extend, renew and/or renegotiate the Concessions and whether any new terms will be favorable to the Company. It must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund these requirements. If the Company decides to continue to pursue the Concessions, these are substantial operational and financial issues that must be successfully addressed during 2019 and 2020 or the Company’s ability to satisfy the conditions necessary to maintain and/or renegotiate its Nicaragua Concessions will be in significant doubt.

The Company is seeking new sources of debt and equity capital to fund the substantial needs enumerated above. The Company is attempting to obtain extensions of the maturity dates for its debt or compromises of the debt. The Company has been successful in restructuring certain obligations that were in default during 2019. However, there can be no assurance that it will be able to obtain such funding, extensions or additional restructurings or on what terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of June 30, 2019, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of June 30, 2019 and December 31, 2018, which management believes is sufficient to provide for the ultimate resolution of this dispute.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2019, the Company and the Investor agreed to an omnibus resolution to outstanding obligations, as described in to the Financial Statements and entered into the Exchange Agreement and Side-Letter Agreement providing for the issuance of 770,485 fully paid and nonassessable shares of Common Stock and Rights (the “Rights”) to acquire additional securities in the future, which may be exercised for additional shares of Common Stock. See Note 2, “Secured Convertible Note Payable,” to the Financial Statements.

On May 30, 2019, the Company and the Investor entered into Amendment No. 1 to Exchange Agreement (the “Amendment”). Following execution of the Exchange Agreement on May 23, 2019, the Company and the Investor became aware of an inadvertent error regarding the number of shares of Common Stock to be issued to the Investor pursuant to the Exchange Agreement. The Company and the Investor agreed to amend the Exchange Agreement so it reflects the correct number of shares of Common Stock to be issued and to ensure that the Investor does not beneficially own in excess of 9.99% of the shares of Common Stock outstanding immediately following the effective date of the Exchange Agreement. Pursuant to the Amendment, the Company and the Investor agreed that the number of shares of Common Stock to be issued to the Investor would be an aggregate of 605,816 shares, instead of the 770,485 shares stated in the Exchange Agreement.

In November 2016, the Company issued a $200,000 convertible promissory note which requires no principal or interest payments until its November 2017 maturity date and bears 8% interest. The proceeds of this note were used to retire the Company’s line-of-credit upon its maturity in November 2016 and for general working capital purposes. This note was not retired at its maturity and was therefore in default.

In April 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note required no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum. This note was not retired at its maturity and therefore was in default.

On June 19, 2019, the Company and the holders of these two convertible notes entered into an exchange agreement whereby the two convertible notes with an unpaid principal balance of $240,000 and related accrued interest totaling $45,020 were extinguished. The exchange agreement required the Company to issue the individual a new warrant to purchase up to 570,000 shares of common stock with a termination date of June 19, 2026 at an exercise price of $0.50 per share without any price protection or dilution provisions in exchange for the extinguishment of the two convertible notes and related accrued interest. The Black-Scholes valuation of the warrant issued to the holder on June 19, 2019 totalled $62,564.

The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder in issuing the shares of Common Stock, the Rights and the warrants. It paid no commission or other similar compensation in connection with the transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default regarding various short-term obligations that are unsecured The Company is pursuing a resolution of these defaults with the holders, including to negotiate extensions, waivers or a new note agreements; however, there can be no assurance that the Company will be successful in that regard.

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	August 19, 2019
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	August 19, 2019
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

