Form 10-K
period 2019-12-31
INFINITY ENERGY RESOURCES, INC
filed 2020-05-14
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2019, the aggregate market value of the Registrant’s common equity held by non-affiliates, computed by reference to the closing price on June 30, 2019 ($0.09 per share) was $744,560.

The number of shares of our common stock outstanding as of May 13, 2020 is 12,310,733.

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

Part I

Item 1. Business.

DESCRIPTION OF BUSINESS

COVID – 19 Pandemic

The financial statements contained in this Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2019. Since that date, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19) and this may limit access to our management, support staff and professional advisors. In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this report on Form 10-K, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19. These factors may not only impact our operations, financial condition and our ability to raise capital to support our operations but our overall ability to react timely to mitigate the impact of this event. Furthermore, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Because the Company did not file an 8-K in order to rely on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (the “Order”) to extend its due date for 45 days, without further modification of that Order or an appeal directly to the Commission, the Company’s Report may not be considered timely. The Company is and will use all available resources to file its Report as expeditiously as it is able under the circumstances.

Overview

Since 2009 we had planned to pursue the exploration of potential oil and gas resources in the United States and in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. We sold our wholly-owned subsidiary Infinity Oil and Gas of Texas, Inc. in 2012 and its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc., was administratively dissolved in 2009. We have abandoned our efforts relating to the Concessions, as explained below.

We also began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, on July 31, 2019 we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). We paid a nonrefundable deposit of $50,000 to bind the purchase option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019 and the parties are negotiating an extension of such option and a lower purchase price. There can be no assurance that the parties will be able to do so, especially in light of recent events relating to the coronavirus pandemic and its impact on the oil and gas industry.

If completed, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the acquisition of the Properties prior to the end of 2020, subject to a renegotiation of terms, obtaining adequate financing and the continuing impact of Covid-19. The Option includes a provision permitting Core to exercise a buy-out clause and sell the Properties to a third-party purchaser prior to our exercise of the Option. If such a sale occurs, we would be entitled to 10% of the proceeds of the sale on the closing date. In such event, Core will for a period of nine months following the buy-out find a project of like kind and provide us a first right of refusal to acquire such asset.

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

We relied on raising debt and equity capital to fund our ongoing maintenance/expenditure obligations under the Nicaraguan Concession, our day-to-day operations and corporate overhead because we have generated no operating revenues or cash flows in recent years. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in default and three other notes payable with principal balances of $104,125 as of December 31, 2019 are now either due on demand or currently in default. We had been seeking resolutions to these defaults, including extensions of the maturity date for these notes payable; however, there can be no assurance that we will be able to obtain such extensions or what the final terms will be if the lenders agree to such extensions.

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2019. The Company had been seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate and domestic issues, as well other factors, caused the Company to abandon such efforts and the Concessions in 2020.

The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund the (i) acquisition of the Properties under the Option; (ii) normal day-to-day operations and corporate overhead; and (iii) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2020.

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

Business Strategy

Corporate Activities

During the year ended December 31, 2019, the Company has raised $142,500 in cash through a private placement of 1,425,000 shares of common stock. It used the proceeds to pay the $50,000 nonrefundable deposit Option to acquire the Properties and for general working capital purposes. The Company plans to continue to raise debt and equity capital in order to meet its contractual obligations, in particular to acquire the Properties and to resolve the December 2013 Note.

The Company focused on resolving its outstanding obligations that are in default in 2019 and in that regard has entered into exchange agreements with several holders of such obligations. The Company completed exchange agreements with the holders of the: (i) Senior Secured Convertible Note with a principal balance of $2,197,231 and related warrant to purchase 1,800,000 shares of common stock; (ii) notes payable with a principal balance of $240,000; and (iii) the warrants to purchase 240,000 shares of common stock issued to the placement agent of the Senior Secured Convertible Note. These obligations were extinguished and exchanged for the issuance of common stock and new warrants to purchase common stock. These were important developments which resolved obligations that were in default without involving the payment of cash. In addition, the Company recorded a gain of $2,445,700 during the year ended December 31, 2019 as a result of the exchange transactions.

In addition, the Company entered into term sheets with two entities that further the Company’s 2019 objectives to resolve obligations in default and to acquire the Properties.

On July 29, 2019 the Company entered into a non-binding term sheet with the holder of the December 2013 Note which has an unpaid principal balance of $1.0 million as of December 31, 2019. The term sheet, if consummated, will resolve the default contingencies regarding the December 2013 Note through an exchange agreement.

On July 31, 2019 the Company acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties, as noted above.

The Company has not resolved the contingencies regarding its various notes payable with an outstanding principal balance of $1,104,125 as of December 31, 2019 related to their default status. The Company continues to pursue resolutions of these defaults including to negotiate extensions, waivers or new note agreements; however, there can be no assurance that the Company will be successful in that regard.

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

Costs incurred during the year ended December 31, 2019 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2019
Property acquisition costs:
Proved	$—
Unproved
Total property acquisition costs	—
Development costs	—
Exploration costs	77,784
Total costs	$77,784

Exploration costs during the year ended December 31, 2019 primarily related to area Concession and training fees which are accrued to be paid to the Nicaraguan Government for 2019. All costs related to the Nicaraguan Concessions have been expensed as incurred during the year ended December 31, 2019 as the Concessions were in default status and the Nicaraguan Concession assets were considered to be impaired and fully reserved as of December 31, 2019 and 2018. In addition to the above described expenditures, during 2019 the Company acquired an option to purchase a domestic oil producing property for $50,000 and also funded mineral lease extensions of $26,415 for the underlying properties. Such deposit and payments made for lease extensions have been expensed as of December 31, 2019 as the option expired.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows (excluding the deposit and other expenditures for the domestic oil producing property):

	December 31,
	2019	2018

Proved oil and gas properties	$—	$—
Unproved oil and gas properties	11,254,557	11,176,773
Total	11,254,557	11,176,773
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 3)	(964,738)	(964,738)
Less accumulated impairment charge on oil and gas properties as of December 31, 2015	(9,720,666)	(9,720,666)
Less amounts charged directly to operations since January 1, 2016	(569,153)	(491,369)
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$—

Management has performed its impairment tests on its oil and gas properties as of December 31, 2019 and 2018, has concluded that a full impairment reserve should be provided on the costs capitalized for its unproved oil and gas properties consisting solely of the Nicaraguan Concessions. Therefore, an impairment charge of $9,720,666 was charged to operations during the year ended December 31, 2015 which reduced the carrying amount of oil and gas properties to zero. The Nicaraguan Concessions remained fully impaired as of December 31, 2019 and 2018. The Company has abandoned the development of the Nicaraguan Concessions.

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

Employees

We have three employees, our CEO, COO and CFO, whose salaries have been deferred. We also use outside contractors to perform services.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

This section contains an explanation and detail of some of the relevant project groupings from our overall inventory of projects and prospects. Our sole focus in previous years has been our Nicaraguan Concessions, which are located in the Caribbean Sea, offshore Nicaragua, which project we have abandoned. During 2019 we began implementing our strategy to acquire and develop oil producing properties in the continental United States. In that regard, we acquired an option to acquire oil and gas leases in central Kansas on approximately 11,000 acres (the “Properties”).

Kansas Properties

On July 31, 2019 the Company acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 to bind the purchase option which gives it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019 and the parties are currently negotiating an extension and repricing of the purchase price under such Option. There can be no assurance that the parties will negotiate an extension particularly in light of recent events including the coronavirus pandemic and its impact on the oil and gas industry.

The Company intends to complete the acquisition of the Properties prior to the end of 2020, subject to successfully renegotiating of the terms, obtaining adequate financing and the continuing impact of Covid-19. The Option includes a provision permitting Core to exercise a buy-out clause and sell the Properties to a third-party purchaser prior to its exercise of the Option. If such a sale occurs, the Company would be entitled to 10% of the proceeds of the sale on the closing date. In such event, Core will for a period of nine months following the buy-out find a project of like kind and provide the Company a first right of refusal to acquire such asset.

Proved Reserves Reporting

We had no proved reserves as of December 31, 2019 and 2018.

Production, Prices and Production Costs

We had no production during the years ended December 31, 2019 or 2018.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the costs we incurred in the purchase of proved and unproved properties and in development and exploration activities in Nicaragua:

	2019	2018
Property acquisition costs:
Proved	$—	$—
Unproved		—
Total property acquisition costs	—	—
Development costs	—	—
Exploration costs	77,784	155,584

Total costs	$77,784	$155,584

Exploration costs during the year ended December 31, 2019 primarily related to area concession and training fees to be paid to the Nicaraguan Government for 2019. In addition to the $77,784 expenses described above, the Company expensed all of the costs related to the option to purchase the Kansas oil and gas properties totaling $76,415 which expired on December 31, 2019. The Company expensed all costs related to the Kansas Oil and Gas option upon its expiration although the Company continues to negotiate an extension and revision of the option to acquire the Kansas oil and gas. All costs related to the Nicaraguan Concessions have been expensed as incurred during the year ended December 31, 2019 as the Concessions were in default status and the Nicaraguan Concession assets were considered to be impaired and fully reserved as of December 31, 2019 and 2018.

There were no development, exploration or acquisition costs incurred during 2019 and 2018 on our domestic properties.

Drilling Activity

We had no drilling activity during the years ended December 31, 2019 or 2018.

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases we held as of December 31, 2019.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2019 and 2018, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Infinity’s common stock trades on the Over-the-Counter QB Tier Market (OTCQB) under the symbol “IFNY” The following table sets forth the high and low closing bid prices for Infinity’s common stock as reported by the OTCQB. The closing price of the common stock on May 13, 2020 was $0.0286 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2019	High	Low
1st Quarter	$0.19	$0.08
2nd Quarter	$0.19	$0.05
3rd Quarter	$0.20	$0.07
4th Quarter	$0.08	$0.04

Year Ended December 31, 2018	High	Low
1st Quarter	$0.10	$0.06
2nd Quarter	$0.08	$0.05
3rd Quarter	$0.15	$0.05
4th Quarter	$0.10	$0.04

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

Holders of Common Stock

At December 31, 2019, there were approximately 153 stockholders of record of our common stock.

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

At the Annual Meeting of Stockholders held on September 25, 2015 the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares for issuance under the Plan. No stock options or restricted stock has been issued under the 2015 Plan as of December 31, 2019.

As of December 31, 2019, 500,000 shares were available for future grants under the 2015 Plan as all other Plans have now expired.

The following table sets forth certain information regarding our stock option plans as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	500,000
Option grants not issued under a plan approved by stockholders	332,000	41.86	n/a
Total	332,000	$41.86	500,000

Recent Issuances of Unregistered Securities

During the year ended December 31, 2019, the Company conducted the following unregistered sales of securities:

●	From August 20, 2019 through November 6, 2019 the Company issued 1,425,000 shares of common stock in private placement transactions. The shares were issued at $0.10 per share and raised $142,500 in funds which was used to acquire the deposit on the Properties and for other general corporate purposes. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder in issuing the shares of Common Stock in the private placement. It paid no commission or other similar compensation in connection with the transactions.

●	On May 23, 2019, the Company and the Investor agreed to an omnibus resolution to outstanding obligations, as described in to the Financial Statements and entered into the Exchange Agreement and Side-Letter Agreement providing for the issuance of 770,485 fully paid and nonassessable shares of Common Stock and Rights (the “Rights”) to acquire additional securities in the future, which may be exercised for additional shares of Common Stock. See Note 2, “Secured Convertible Note Payable,” to the Financial Statements.

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

Consistent with the developments above, effective November 23, 2019 the parties finalized the reconciliation pursuant to the Side-Letter Agreement described above and the related issuance of the True-Up Shares. Pursuant to the provisions of the Side-letter Agreement the parties agreed to the issuance of an additional 567,348 common shares, par value $0.0001 per share and the issuance of a warrant to purchase 61,380 common shares at an exercise price of $0.50 per share and an expiration date of June 19, 2026.

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

●	In November 2016, the Company issued a $200,000 convertible promissory note which requires no principal or interest payments until its November 2017 maturity date and bears 8% interest. The proceeds of this note were used to retire the Company’s line-of-credit upon its maturity in November 2016 and for general working capital purposes. This note was not retired at its maturity and was therefore is in default.

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

●	On April 12, 2019 through August 15, 2019 the Company borrowed $56,000 under an unsecured promissory note with a private third-party lender, which note is convertible at a rate of $0.50 per share. The note is due on demand and bears interest at 8% per annum. Principal of $50,000 was repaid in October 2019. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the credit facility. No compensation was paid in connection with the issuance of the note.

During the year ended December 31, 2018, the Company conducted the following unregistered sales of securities:

●	On May 21, 2018, it borrowed $13,125 under an unsecured promissory note with a private third party lender, which note is convertible at a rate of $0.50 per share. The note is due on demand and bears interest at 8% per annum. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for issuance of the credit facility. No compensation was paid in connection with the issuance of the note.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (i) we have a history of losses and are experiencing substantial liquidity problems; (ii) we have substantial obligations to a number of third parties, including but not limited to, our December 2013 promissory note in the original principal amount of $1,050,000 due in April 2016, which is in default, and there can be no assurance that we will be able to meet them; (iii) we require working capital for our operations and obligations for the next 12 months and capital to purchase the Properties, and there can be no assurances we will be able to obtain it or do so on terms favorable to us; (iv) we and our independent registered public accounting firm have concluded that there exists substantial doubt about our ability to continue as a going concern; (v) the purchase and development of the Properties will require large amounts of capital or a commercial relationship with an industry operator that we may not be able to obtain; (vi) the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally; (vii) the oil and gas exploration business involves a high degree of business and financial risk; (viii) we are continuing to negotiate with our creditors and may face additional claims in the future; (viii)) any future production will be contingent on successful exploration, development and acquisitions to establish reserves and revenue in the future; (ix) the oil and gas industry is highly competitive; (x) drilling is an uncertain process with many risks; (xi) oil and gas prices are volatile, and declines in prices would hurt our revenues and ability to achieve profitable operations; (xii) our common stock is traded on the OTCQB, which may not have the visibility or liquidity that we seek for our common stock; (xiii) we depend on key personnel; (xiv) sufficient voting power by coalitions of a few of our larger stockholders to make corporate governance decisions that could have a significant effect on us and the other stockholders, including Hudson Bay Master Fund LP and Amegy Bank, NA; (xv) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (xvi) possible issuance of common stock subject to options and warrants may dilute the interest of stockholders; (xvii) our nonpayment of dividends and lack of plans to pay dividends in the future; (xviii) future sale or issuance of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (xix) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xx) our stock price is likely to be highly volatile due to a number of factors, including a relatively limited public float; (xxi) indemnification of our officers and directors; (xxii) whether we will be able to renegotiate or extend the terms of the Option, and on terms favorable to us, or otherwise maintain our interest in the Option; (xxiii) whether we will obtain an industry or other financial partner to enable us to explore and develop our the Properties if we do obtain extensions or renegotiation of the terms of the Concessions and (xxiv) the ultimate impact of the coronavirus to our business and our ability to raise necessary capital to fund operations and our business plan.

The following information should be read in conjunction with the Financial Statements and Notes presented elsewhere in this annual report on Form 10-K. See Note 1 – “Summary of Significant Accounting Policies,” to the Financial Statements for the Years Ended December 31, 2019 and 2018.

2020 Operational and Financial Objectives

Corporate Activities

During the year ended December 31, 2019, the Company raised $142,500 in cash through a private placement of 1,425,000 shares of common stock. It used the proceeds to pay the $50,000 nonrefundable deposit Option to acquire the Properties and for general working capital purposes. The Company plans to continue to raise debt and equity capital in order to meet its contractual obligations, in particular to acquire the Properties and to resolve the December 2013 Note.

The Company has focused on resolving its outstanding obligations that are in default in 2019 and in that regard has entered into exchange agreements with several holders of such obligations. The Company completed exchange agreements with the holders of the: (i) Senior Secured Convertible Note with a principal balance of $2,197,231 and related warrant to purchase 1,800,000 shares of common stock; (ii) notes payable with a principal balance of $240,000; and (iii) the warrants to purchase 240,000 shares of common stock issued to the placement agent of the Senior Secured Convertible Note. These obligations were extinguished and exchanged for the issuance of common stock and new warrants to purchase common stock. These were important developments which resolved obligations that were in default without involving the payment of cash. In addition, the Company recorded a gain of $2,445,700 during the year ended December 31, 2019 as a result of the exchange transactions.

In addition, the Company entered into term sheets with two entities that further the Company’s 2019 objectives to resolve obligations in default and to acquire the Properties.

On July 29, 2019 the Company entered into a non-binding term sheet with the holder of the December 2013 Note which has an unpaid principal balance of $1.0 million as of December 31, 2019. The term sheet, if consummated, will resolve the default contingencies regarding the December 2013 Note through an exchange agreement.

On July 31, 2019 the Company acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 to bind the purchase option which gives it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019 and the parties are negotiating an extension and repricing of the purchase price under such Option. There can be no assurance that the parties will negotiate an extension particularly in light of recent events including the coronavirus pandemic and its impact on the oil and gas industry.

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

The Company has not resolved the contingencies regarding its various notes payable with an outstanding principal balance of $1,104,125 as of December 31, 2019 related to their default status. The Company continues to pursue resolutions of these defaults including to negotiate extensions, waivers or new note agreements; however, there can be no assurance that the Company will be successful in that regard.

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

For the Years Ended December 31, 2019 and 2018

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

General and Administrative Expenses

General and administrative expenses of $418,759 for the year ended December 31, 2019 increased $209,818, or 100%, from $208,941 in the same period in 2018. The increase in general and administrative expenses is primarily attributable to stock based compensation expense totaling $186,274 related to the restricted stock granted to our newly appointed COO in 2019, $76,415 in expenses associated with the December 31, 2019 expiration of the Option to acquire the Properties and an increase in audit and legal fees associated with the Company’s regulatory filings with the Securities and Exchange Commission and the exchange agreements finalized in 2019 offset by a $77,798 decrease in Nicaragua Concession related expenses. The restricted stock granted to our new COO will continue be amortized through October 2020.

Interest expense

Interest expense decreased $24,292, or 20.8%, from $116,744 for the year ended December 31, 2018 to $92,452 for the year ended December 31, 2019. The decrease is attributable to the exchange transactions which extinguished the Senior Secured Convertible Note with an approximate principal balance of $2.2 million and short-term notes payable with a principal balance totaling $240,000 during the year ended December 31, 2019. Remaining interest expense is related to various short-term notes outstanding in both periods which have matured and for which the Company was seeking extensions as of December 31, 2019.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue with these types of short-term borrowings with high effective interest rates.

Gain on exchange and extinguishment of debt and warrant obligations

The gain on exchange and extinguishment of debt and warrant obligations is attributable to exchange transactions which extinguished the Senior Secured Convertible Note with an approximate principal balance of $2.2 million, short term notes payable with a principal balance totaling $240,000 and the warrant to purchase 240,000 shares of common stock issued to a placement agent during the year ended December 31, 2019.

The Company and the holders of these obligations agreed to extinguish the existing obligations (which were in default) in exchange for the issuance of shares of common stock or new warrants to purchase common stock with no price or dilution protection. Upon exchange of the securities the existing obligations were cancelled and both holders signed agreements which released the Company of all obligations related to the old securities. As a result, the Company extinguished such original securities/obligations and recorded the issuance of the new obligations at their fair value on the date of exchange resulting in a total gain of $2,445,700 during the year ended December 31, 2019.

In addition, on July 25, 2019 the Company entered into a non-binding term sheet to enter into an exchange agreement with respect to a note payable with a principal balance of $1.0 million, accrued interest approximating $481,000, a warrant to purchase 100,000 shares of common stock and a revenue sharing agreement for 1% of hydrocarbons produced on the Nicaraguan Concession. If the parties agree to the term sheet, these obligations will be exchanged for the issuance of 740,500 shares of common stock and a cash payment of $100,000. See Note 3, “Debt.”

Change in Fair Value of Secured Convertible Note

The Company issued the Secured Convertible Note in the May 2015 Private Placement and elected to account for and record such Note on a fair value basis. On May 4, 2017, the Investor notified the Company that it elected to affect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Convertible Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Convertible Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Convertible Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested the Company to deliver the Replacement Note representing the remaining principal balance of $2,197,231 to replace the Convertible Note. The Company has recorded the fair value of the Convertible Note assuming that the remaining par value is $2,197,231 as asserted by the Investor at its maturity date in May 2018. The resulting change in the estimated fair value was $150,794 during the year ended December 31, 2018. There was no change in fair value during the year ended December 31, 2019 as the Convertible Note matured in May 2018.

On May 23, 2019 and as amended on May 30, 2019, the Company and the Investor agreed to an omnibus resolution to these outstanding matters and entered into the Exchange Agreement and Side-Letter Agreement as described below:

Exchange Agreement: Under the Exchange Agreement, the Investor exchanged all of its rights under the original securities issued in the May 2015 Private Placement, including: (i) the Convertible Note, subject to the Optional Offset (as defined in the Investor Note), with a current balance of $2,197,231; (ii) the related accrued interest under the Convertible Note, with a balance of $28,643; (iii) the Warrant; (iv) the Security and Pledge Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement; (v) the Guaranty made in favor of the Investor in connection with the May 2015 Private Placement; and (vi) the Registration Rights Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement, for 605,816 fully paid and nonassessable shares of Common Stock and certain rights (the “Rights”) to acquire additional securities in the future, which may be exercised for additional shares of Common Stock.

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

Consistent with the developments above, effective November 23, 2019 the parties finalized the reconciliation pursuant to the Side-Letter Agreement described above and the related issuance of the True-Up Shares. Pursuant to the provisions of the Side-letter Agreement the parties agreed to the issuance of an additional 567,348 common shares, par value $0.0001 per share and the issuance of a warrant to purchase 61,380 common shares at an exercise price of $0.50 per share and an expiration date of June 19, 2026.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2019 and 2018 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. In addition, the Side-Letter Agreement with Hudson Bay as a result of the Exchange Agreement was considered a derivative and accordingly was marked-to-market until its finalization on November 23, 2019. The mark-to-market process resulted in a loss of $89,714 during the year ended December 31, 2019 and a gain of $38,681 during the year ended December 31, 2018. The loss recognized in the 2019 period is primarily the result of the Side-Letter Agreement derivative issued pursuant to the Hudson Bay exchange agreement. Such side-letter provides anti-dilution protection to Hudson Bay which will likely require the Company to issue common stock and warrants to purchase common stock on its expiration date of November 23, 2019.

Income Tax

The Company recorded no income tax benefit (expense) in the year ended December 31, 2019. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available to it at December 31, 2019. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the year ended December 31, 2019.

The Company recorded a tax benefit of $150,000 during the year ended December 31, 2018. The income tax benefit recorded in 2018 is primarily due to the Tax Cuts and Jobs Act (the “Act”) that became law on December 22, 2017. The Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in January 2018.

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

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,950,000 as of December 31, 2019, which expire from 2025 through 2038. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

Net income (loss)

As a result of the above, the Company reported net income of $1,844,775 for the year ended December 31, 2019 compared to a net loss of $287,798 for the same period in 2018. This represents an improvement of $2,132,573.

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

During the year ended December 31, 2019 all of the common stock equivalents outstanding were anti-dilutive as their respective conversion or exercise prices were higher than the average closing market price per share during the period. Therefore, all of the common stock equivalents outstanding during the year ended December 31, 2019 were excluded from the diluted weighted average shares outstanding and diluted income per share calculations. The basic and diluted net income per share was $0.20 for the year ended December 31, 2019 the basic and diluted loss per share was $0.04 for the year ended December 31, 2018 for the reasons previously noted. Potential shares of common stock as of December 31, 2019 that have been excluded from the computation of diluted net income (loss) per share amounted to 1,278,943 shares, which included 946,943 outstanding warrants and 332,000 outstanding stock options.

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

Private Placement of Common Stock

During the year December 31, 2019, the Company has raised $142,500 in cash through a private placement of 1,425,000 shares of common stock. It used the proceeds to pay the $50,000 nonrefundable deposit for the Option relating to the Properties and for general working capital purposes.

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

On May 21, 2018 the Company borrowed $13,125 under an unsecured promissory note with a private third lender which is convertible at a rate of $0.50 per share. During 2019 the Company borrowed an additional $56,000 from this same third-party lender under the same terms. In addition, during October 2019 we repaid $50,000 of principal on this note. The note is due on demand and bears interest at 8% per annum.

In summary, as of December 31, 2019, the following debt was outstanding: (i) the two promissory notes in the total principal amount of $85,000, which matured in October 2016 and are in default; (ii) the December 2013 Note in the principal amount of $1,000,000, which was due in April 2016 and is in default for which the Company has entered into a term sheet to resolve the default and extinguish the obligation; and (iii) $19,125 convertible promissory note, which is due on demand.

Capital Expenditures

On July 31, 2019 the Company acquired the Option to purchase the Properties. The Company paid the required nonrefundable $50,000 deposit which was required to bind the Option to acquire the Properties for $2.5 million by December 31, 2019 to complete the transaction. In addition, the Company funded lease extensions underlying the Option which totaled $26,415. We were unable to close on the Option prior to December 31, 2019 and the parties are negotiating an extension and repricing. There can be no assurance that it will be able to do so or obtain the required financing or obtain it on terms favorable to the Company or its shareholders to acquire the Properties. Accordingly, all costs associated with the option to acquire the Properties was expensed upon expiration of the option on December 31, 2019.

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

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors ad Stockholders of

Infinity Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Infinity Energy Resources, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

May 14, 2020

INFINITY ENERGY RESOURCES, INC.

Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$1,785	$1,367

Total current assets	1,785	1,367

Total assets	$1,785	$1,367

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,091,453	$6,040,948
Accrued liabilities (including $788,520 due to related party at December 31, 2019 and 2018)	3,777,580	3,699,747
Accrued interest	528,684	509,894
Asset retirement obligations	1,716,003	1,716,003
Secured convertible note payable-current	—	2,197,231
Convertible notes payable-short term	1,104,125	1,338,125
Total current liabilities	13,217,845	15,501,948

Derivative liabilities	1,116	65,502
Total liabilities	13,218,961	15,567,450
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2019 and 2018	—	—
Common stock, par value $.0001 per share, 75,000,000 shares authorized, 12,310,733 and 7,712,569 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,231	771
Additional paid-in capital	109,583,945	109,080,273
Accumulated deficit	(122,802,352)	(124,647,127)
Total stockholders’ deficit	(13,217,176)	(15,566,083)
Total liabilities and stockholders’ deficit	$1,785	$1,367

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Operations

	Year ended December 31,
	2019	2018

Operating expenses:
General and administrative expenses	$418,759	$208,941

Total operating expenses	418,759	208,941

Operating loss	(418,759)	(208,941)

Other income (expense):
Interest expense	(92,452)	(116,744)
Gain on exchange and extinguishment of debt and warrant obligations	2,445,700	—

Change in fair value of secured convertible note payable	—	(150,794)
Change in derivative fair value	(89,714)	38,681

Total other income (expense)	2,263,534	(228,857)

Income (loss) before income taxes	1,844,775	(437,798)
Income tax (expense) benefit	—	150,000

Net income (loss)	$1,844,775	$(287,798)

Basic and diluted net income (loss) per share:
Basic	$0.20	$(0.04)
Diluted	$0.20	$(0.04)
Weighted average shares outstanding – basic and diluted	9,086,265	7,712,569

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	7,712,569	$771	$109,080,273	$(124,359,329)	$(15,278,285)

Net loss	—	—	—	(287,798)	(287,798)

Balance, December 31, 2018	7,712,569	771	109,080,273	(124,647,127)	(15,566,083)

Stock-based compensation	—	—	186,274	—	186,274

Issuance of restricted stock	2,000,000	200	(200)	—	—

Issuance of common shares pursuant to exchange agreements	605,816	61	29,308	—	29,369

Issuance of common stock purchase warrants pursuant to exchange agreements	—	—	70,549	—	70,549

Issuance of common shares pursuant to side-letter agreement	567,348	57	68,025	—	68,082

Issuance of warrants pursuant to side-letter agreement	—	—	7,358	—	7,358

Issuance of common stock pursuant Private Placement	1,425,000	142	142,358	—	142,500

Net income	—	—	—	1,844,775	1,844,775

Balance, December 31, 2019	12,310,733	$1,231	$109,583,945	$(122,802,352)	$(13,217,176)

See accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,844,775	$(287,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	89,714	(38,681)
Change in fair value of senior convertible note	—	150,794
Gain on exchange of debt and warrant obligations	(2,445,700)	—
Stock based compensation	186,274	—
Write-off of oil and gas property purchase option costs	76,415	—
Change in operations assets and liabilities:
Decrease in income taxes payable	—	(150,000)
Increase in accounts payable	6,569	35,543
Increase in accrued liabilities	77,833	155,386
Increase in accrued interest	92,453	116,743
Net cash used in operating activities	(71,667)	(18,013)

Cash flows from investing activities:
Deposit on purchase of oil and gas properties	(76,415)	—
Net cash used in investing activities	(76,415)	—

Cash flows from financing activities:
Proceeds from private placement of common stock	142,500	—
Proceeds from issuance of convertible note payable	56,000	13,125
Repayment of convertible note payable	(50,000)	—

Net cash provided by financing activities	148,500	13,125

Net increase (decrease) in cash and cash equivalents	418	(4,888)

Cash and cash equivalents:
Beginning	1,367	6,255
Ending	$1,785	$1,367
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Exchange of secured convertible note payable	$2,197,231	$—
Exchange of convertible notes payable - short term	$240,000	$—
Issuance of common shares pursuant to exchange agreements	$97,451	$—
Issuance of common stock purchase warrants pursuant to exchange agreements	$77,907	$—
Issuance of shares of restricted common stock	$200	$—

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Financial Statements

December 31, 2019

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

We also began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, on July 31, 2019 we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). We paid a nonrefundable deposit of $50,000 to bind the purchase option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019 and the parties are currently negotiating an extension of such Option and lowering the purchase price of the Properties. There can be no assurance that the parties will negotiate an extension particularly in light of recent events including the coronavirus pandemic and its impact on the oil and gas industry.

If the parties agree to extend, reprice or otherwise complete the acquisition, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the acquisition of the Properties prior to the end of 2020, subject to successful renegotiations and obtaining adequate financing. The Option includes a provision permitting Core to exercise a buy-out clause and sell the Properties to a third-party purchaser prior to our exercise of the Option. If such a sale occurs, we would be entitled to 10% of the proceeds of the sale on the closing date. In such event, Core will for a period of nine months following the buy-out find a project of like kind and provide us a first right of refusal to acquire such asset.

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

We relied on raising debt and equity capital to fund our ongoing maintenance/expenditure obligations under the Nicaraguan Concession, our day-to-day operations and corporate overhead because we have generated no operating revenues or cash flows in recent years. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in default and three other notes payable with principal balances of $104,125 as of December 31, 2019 are now either due on demand or currently in default. In 2020 we abandoned the Concessions.

Going Concern

The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund the (i) acquisition of the Properties under the Option; (ii) normal day-to-day operations and corporate overhead; and (iii) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2020.

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

Recently issued accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. The adoption of the standard had no impact on our financial position or results of operations for the years ended December 31, 2019 and 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The adoption of the standard had no impact on our financial position or results of operations for the years ended December 31, 2019 and 2018.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial position, results of operations or cash flows.

Concentrations

The Company’s business plan had consisted of developing the Nicaraguan Concessions in addition to potential domestic oil and gas projects and it may become active in Nicaragua in the future, given sufficient capital and curing the defaults under the Nicaraguan Concessions and its other financial obligations. In 2020 the Company decided not pursue development of the Concessions and has focused on the Option to purchase the Properties.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of December 31, 2019 and 2018, its policy is that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

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

Unproved properties are assessed periodically (at least annually) to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant will be assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is deducted from the costs to be amortized and reported as a period expense when the impairment is recognized. All unproved property costs as of December 31, 2019 and 2018 relate to the Nicaraguan Concessions. In assessing the unproved property costs for impairment, the Company takes into consideration various information including: (i) the terms of the Concessions, (ii) the status of the Company’s compliance with the Nicaraguan Concessions’ requirements, (iii) the ongoing evaluation of the seismic data, (iv) the commodity prices for oil and gas products, (v) the overall environment related to oil and gas exploration and development projects for unproven targets in unproven regions of the world, (vi) the availability of financing for financial and strategic partners, and (vii) other factors that would impact the viability of a significant long-term oil and gas exploration and development project.

The current environment for oil and gas development projects, especially discoveries in otherwise undeveloped regions of the world, is very challenging given the depressed commodity prices for oil and gas products and the resulting industry-wide reduction in capital expenditure budgets for exploration and development projects. These were substantial impediments for the Company to obtain adequate financing to fund the exploration and development of its Nicaraguan Concessions. The Company performed its impairment tests as of December 31, 2019 and 2018 and has concluded that a full impairment reserve should be provided on the costs capitalized for the Nicaraguan Concessions oil and gas properties. All costs related to the Nicaraguan Concessions from January 1, 2016 through December 31, 2019 have been charged to operating expenses as incurred.

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges, but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of December 31, 2019 and 2018, the Company did not have any proved oil and gas properties, and all unproved property costs relate to its Nicaraguan Concessions.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2019 and 2018 and during the years then ended, the Company had no oil and natural gas derivative arrangements outstanding.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both of the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of December 31, 2019 and 2018 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$—	$—
Derivative liabilities	—	—	1,116	1,116
	$—	$—	$1,116	$1,116

December 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities:
Senior convertible note payable	$—	$—	$2,197,231	$2,197,231
Derivative liabilities	—	—	65,502	65,502
	$—	$—	$2,262,733	$2,262,733

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the years ended December 31, 2019 and 2018.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $-0- at December 31, 2019 and 2018.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of December 31, 2019. During the year ended December 31, 2018 the Company determined that the payment of the certain liabilities related to the alternative minimum tax from prior years will be unnecessary, and therefore it reversed the liability and recognized an income tax benefit as described in the following section.

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

Note 2 – Secured Convertible Note Payable

Secured Convertible Note (the “Note) payable consists of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Secured convertible note payable, at fair value	$—	$2,197,231
Less: Current maturities		(2,197,231)

Secured convertible note payable, long-term	$—	$—

Following is an analysis of the activity in the Note during the year ended December 31, 2019:

Amount
Balance at December 31, 2018	$2,197,231
Funding under the Investor Note during the period	—
Principal repaid during the period by issuance of common stock	—
Change in fair value of secured convertible note during the period	—
Exchange of secured convertible note payable for common stock	(2,197,231)

Balance at December 31, 2019	$—

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

On May 23, 2019, the Company and the Investor agreed to an omnibus resolution to these outstanding matters and entered into the Exchange Agreement and Side-Letter Agreement as described below:

Exchange Agreement: Under the Exchange Agreement, the Investor exchanged all of its rights under the original securities issued in the May 2015 Private Placement (the “Original Securities”), including: (i) the Convertible Note, subject to the Optional Offset (as defined in the Investor Note), with a current balance of $2,197,231; (ii) the related accrued interest under the Convertible Note, with a balance of $28,643; (iii) the Warrant; (iv) the Security and Pledge Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement; (v) the Guaranty made in favor of the Investor in connection with the May 2015 Private Placement; and (vi) the Registration Rights Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement, for 770,485 fully paid and nonassessable shares of Common Stock and certain rights (the “Rights”) to acquire additional securities in the future, which may be exercised for additional shares of Common Stock.

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

Consistent with the developments above, effective November 23, 2019 the parties finalized the reconciliation pursuant to the Side-Letter Agreement described above and the related issuance of the True-Up Shares. Pursuant to the provisions of the Side-letter Agreement the parties agreed to the issuance of an additional 567,348 common shares, par value $0.0001 per share and the issuance of a warrant to purchase 61,380 common shares at an exercise price of $0.50 per share and an expiration date of June 19, 2026.

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

The Warrant issued to purchase 1,800,000 common shares in connection with the Note was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions. The estimated fair value of the warrant derivative as of May 23, 2019, the date of the exchange agreement was $116,731 representing a change of $59,639 from December 31, 2018, which is included in changes in derivative fair value in the accompanying statement of operations for the year ended December 31, 2019. See Note 5.

The Exchange Agreement was treated an extinguishment of debt on the date it was entered May 23, 2019. Under the Exchange Agreement, the Investor exchanged all of its rights under the original securities issued in the May 2015 Private Placement, including: (i) the Convertible Note, subject to the Optional Offset (as defined in the Investor Note), with a current balance of $2,197,231; (ii) the related accrued interest under the Convertible Note, with an unpaid and accrued balance of $28,643; (iii) the Warrant with an estimated fair value of $116,731; (iv) the Security and Pledge Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement; (v) the Guaranty made in favor of the Investor in connection with the May 2015 Private Placement; and (vi) the Registration Rights Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement, for 605,816 fully paid and nonassessable shares of Common Stock and certain rights granted in the Side-Letter to acquire additional securities in the future, which may be exercised for additional shares of Common Stock. The Side-Letter rights/obligations represent a derivative and accordingly, its fair value was estimated and recorded at the date of Exchange Agreement and will continue to be revalued and adjusted to its estimated fair value at each periodic reporting date until it expires and/or the underlying securities are issued to the Holder.

Following is an analysis of gain on exchange of the debt and warrant obligations pursuant to the Exchange Agreement during the year ended December 31, 2019:

Amount
Obligations extinguished on the date of exchange, May 23, 2019:
Convertible Note balance at the date of exchange, May 23, 2019	$2,197,231
Accrued interest on the Convertible Note at the date of exchange, May 23, 2019	28,643
Fair value of Warrant Derivative at the date of exchange, May 23, 2019	116,731
Securities issued in exchange for the obligations extinguished on the date of Exchange, May 23, 2019 and the finalization of the Side-Letter Agreement at November 23, 2019:
605,816 Common shares issued on the date of exchange, May 23, 2019 valued at $0.121 per share, the closing market price on May 23, 2019	(73,304)
567,348 Common shares issued pursuant to the finalization of the Side-Letter agreement on November 23, 2019	(68,082)

Issuance of warrants to purchase 61,380 common shares issued pursuant to the finalization of the Side-Letter agreement on November 23, 2019	(7,358)

Gain on exchange of debt and warrant obligations	$2,193,861

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

The estimated fair value of the original warrant derivative as of May 23, 2019, the date of the exchange agreement, was $37,368 representing a change of $29,795 from December 31, 2018, which is included in changes in derivative fair value in the accompanying statement of operations for the year ended December 31, 2019. See Note 5.

As a result of the exchange agreement, the Company extinguished the derivative liability of $37,368 attributable to the original warrant and recognized the estimated value of the new warrant of $7,985 as of June 4, 2019, the date of the exchange agreement. The resulting $29,383 difference been the estimated fair value of the old warrant extinguished and the new warrant issued to the holder has been recorded as a gain on exchange of debt and warrant obligations in the accompanying statement of operations for the year ended December 31, 2019.

Note 3 – Debt

Debt consists of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Convertible notes payable, short term:
Note payable, (in default)	$1,000,000	$1,000,000
Note payable (extinguished through exchange agreement)	—	200,000
Note payable (extinguished through exchange agreement)	—	40,000
Note payable, (in default)	50,000	50,000
Note payable (in default)	35,000	35,000
Note payable (due on demand)	19,125	13,125
Total notes payable, short-term	$1,104,125	$1,338,125

Note Payable – Short-term

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “December 2013 Note”) with an original maturity date of March 12, 2014.

In connection with the December 2013 Note, the Company granted the lender a warrant (the “Warrant”) exercisable to purchase 100,000 shares of its common stock at an exercise price of $15.00 per share. In connection with an extension to April 2015, the parties amended the date for exercise of the Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company failed to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the Warrant remained the same. The Warrant has been treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates. The warrant expired as of December 31, 2019 and is no longer exercisable.

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

In connection with the extension of the maturity date of the December 2013 Note to April 7, 2016, the Company also (i) issued the lender 20,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $5.00 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company failed to pay the December 2013 Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remained the same. The warrant expired as of December 31, 2019. The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note. The December 2013 Note is in default and the Company is pursuing a resolution to this default, including completing the extinguishment of the note balance, accrued interest and revenue sharing agreement through an exchange agreement which is further described below; however, there can be no assurances such efforts will be successful.

The Warrant was treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability was revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The Warrant expired as of December 31, 2019. The discount was amortized ratably through the original maturity date and each of the extended maturity dates. The Company recognized the value of the 20,000 shares of common stock issued ($104,000) and the increased value of the outstanding warrants due to the decrease in their exercise price ($68,716) as an additional discount on the note payable to be amortized ratably over the extended term of the underlying note.

On July 29, 2019 the Company entered into a non-binding term sheet with the holder of the December 2013 Note which has an unpaid principal balance of $1.0 million as of December 31, 2019. The term sheet, if consummated, will resolve the default contingencies regarding the December 2013 Note through an exchange agreement. Under the proposed terms the Company will make a cash payment of $100,000 within 60 days of the execution of an Exchange Agreement and will issue 740,500 shares of common stock to the holder in exchange for and cancellation of the following obligations:

●	December 2013 Note with an original principal balance of $1,050,000 and current principal balance of $1,000,000;
●	Accrued and unpaid interest of approximately $481,000 as of December 31, 2019 related to the December 2013 Note;
●	Common Stock Purchase Warrant issued December 27, 2013 to acquire 100,000 shares of common stock with an exercise price of $5.00 per share;
●	Preemptive Rights Agreement dated December 27, 2013; and
●	Revenue Sharing Agreement issued May 30, 2014 representing one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions.

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

Following is an analysis of gain on extinguishment of the obligations pursuant to the Exchange Agreement during the year ended December 31, 2019:

Amount
Obligations extinguished on the date of exchange, June 19, 2019:
Convertible Notes balance at the date of exchange, June 19, 2019	$240,000
Accrued interest on the Convertible Notes at the date of exchange, June 19, 2019	45,020

Securities issued in exchange for the obligations extinguished on the date of the exchange, June 19, 2019:
Value of the stock purchase warrant issued on the date of exchange, June 19, 2019	(62,564)

Gain on exchange of debt and warrant obligations	$222,456

Other than the December 2013 Note, at December 31, 2019 the Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 7, 2016 and ultimately to October 7, 2016. The Company and its lender are pursuing a resolution of this default. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase 5,000 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 5,000 newly issued warrants issued on January 7, 2016 totaled $379 and $131 on May 7, 2016, both of which were amortized over the extension period (through October 7, 2016). The related warrant derivative liability balance was $662 and $492 as of December 31, 2019 and 2018, respectively. See Note 5.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, the note was extended for an additional 90 days or until January 15, 2016 and later to October 15, 2016. The Company is pursuing a resolution of this default including an additional extension from the holder. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 3,500 newly issued warrants on January 15, 2016 totaled $267 and $74 on May 15, 2016, both of which were amortized over the extension period (through October 15, 2016). The related warrant derivative liability balance was $454 and $345 as of December 31, 2019 and 2018, respectively. See Note 5.

●	On May 21, 2018 the Company borrowed $13,125 under an unsecured promissory note with a private third lender which is convertible into common stock at a rate of $0.50 per share. During June 2019 and August 2019 the Company borrowed an additional $50,500 and $5,500, respectively from this same third-party lender under the same terms. The note is due on demand and bears interest at 8% per annum. In October 2019 the Company repaid $50,000 in principal on this demand note. The outstanding principal on the demand notes totaled $19,125 and $13,125 as of December 31, 2019 and 2018 respectively.

Note 4 – Stock Based Compensation

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

As of December 31, 2019, 500,000 shares were available for future grants under the 2015 Plan. All other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the years ended December 31, 2019 and 2018.

The following table summarizes stock option activity for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	338,200	$41.24	3.1 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(6,200)	(7.80)
Outstanding at December 31, 2019	332,000	$41.86	2.29 years	$—
Outstanding and exercisable at December 31, 2019	332,000	$41.86	2.29 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $-0- and $-0- during the years ended December 31, 2019 and 2018, respectively.

The intrinsic value as of December 31, 2019 related to the vested and unvested stock options as of that date was $-0-. The unrecognized compensation cost as of December 31, 2019 related to the unvested stock options as of that date was $-0-.

Restricted stock grants. During the year ended December 31, 2019 the Board of Directors granted restricted stock awards to our new Chief Operating Officer. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over a period of time generally corresponding to yearly anniversaries of the grant date. Unvested shares of restricted stock awards may be forfeited upon the termination of service of employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the year ended December 31, 2019 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2019	—	$—
Granted	2,000,000	0.13
Vested	(1,250,000)	(0.13)
Forfeited	—	—
Nonvested balance, December 31, 2019	750,000	$0.13

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted granted aggregating $186,274 and $-0- during the years ended December 31, 2019 and 2018, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of December 31, 2019, there were $73,726 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 10 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2020	750,000

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

The Company issued warrants to purchase an aggregate of 34,000 shares of common stock, respectively in connection with various outstanding debt instruments which require derivative accounting treatment as of December 31, 2019 and 2018. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of December 31, 2019 is as follows:

As of December 31, 2019

Volatility – range	316.2%
Risk-free rate	1.69%
Contractual term	0.5 – 1.3 years
Exercise price	$5.60
Number of warrants in aggregate	34,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2018	$65,502
Unrealized derivative losses included in other expense for the period	89,714
Extinguishment of derivative liability in exchange transactions	(154,100)

Balance at December 31, 2019	$1,116

The warrant derivative liability consists of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Warrant issued to holder of Secured convertible note (Note 2)	$—	$57,092
Warrant issued to placement agent (Note 2)	—	7,573
Warrants issued to holders of notes payable - short term (Note 3)	1,116	837
Total warrant derivative liability	$1,116	$65,502

Note 6 – Warrants

The following table summarizes warrant activity for the year ended December 31, 2019:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2018	2,365,563	$5.01
Issued pursuant to exchange agreements	681,380	0.50
Cancelled pursuant to exchange agreements	(2,040,000)	(5.00)
Exercised/forfeited	(60,000)	(5.00)

Outstanding and exercisable at December 31, 2019	946,943	$1.78

The weighted average term of all outstanding common stock purchase warrants was 4.8 years as of December 31, 2019. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of December 31, 2019.

Note 7 – Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of December 31, 2019 and 2018, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred during the year ended December 31, 2019 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2019
Property acquisition costs:
Proved	$—
Unproved
Total property acquisition costs	—
Development costs	—
Exploration costs	77,784
Total costs	$77,784

Exploration costs during the year ended December 31, 2019 primarily related to area concession and training fees to be paid to the Nicaraguan Government for 2019. In addition to the $77,784 expenses described above, the Company expensed all of the costs related to the option to purchase the Properties totaling $76,415 which expired on December 31, 2019. The Company expensed all costs related to the Option upon its expiration although the Company continues to negotiate an extension and revision of the Option to acquire the Properties. All costs related to the Nicaraguan Concessions have been expensed as incurred during the year ended December 31, 2019 as the Concessions were in default status and the Nicaraguan Concession assets were considered to be impaired and fully reserved as of December 31, 2019 and 2018.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

	December 31,
	2019	2018

Proved oil and gas properties	$—	$—
Unproved oil and gas properties	11,254,557	11,176,773
Total	11,254,557	11,176,773
Less amounts allocated to revenue sharing interest granted to Note holder for extension of maturity date (See Note 3)	(964,738)	(964,738)
Less accumulated impairment charge on oil and gas properties as of December 31, 2015	(9,720,666)	(9,720,666)
Less amounts charged directly to operations since January 1, 2016	(569,153)	(491,369)
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$—

Management has performed its impairment tests on its oil and gas properties as of December 31, 2019 and 2018, has concluded that a full impairment reserve should be provided on the costs capitalized for its unproved oil and gas properties consisting of the Nicaraguan Concessions and its Option to acquire the Properties which expired on December 31, 2019. Therefore, an impairment charge of $9,720,666 was charged to operations during the year ended December 31, 2015 which reduced the carrying amount of Nicaragua Concession oil and gas properties to zero. The Nicaraguan Concessions remained fully impaired as of December 31, 2019 and 2018. The Company abandoned the Concessions project in 2020.

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2019, (all accumulated costs have been reserved through an impairment charge as of December 31, 2015 and through direct expense for January 1, 2016 and after) costs by year that the costs were incurred, are as follows:

Year Ended December 31,
2019 (expensed directly)	$77,784
2018 (expensed directly)	155,584
2017 (expensed directly)	170,274
2016 (expensed directly)	165,511
2015	92,568
2014	115,622
2013	6,051,411
2012	581,723
2011	731,347
Prior	3,112,733
Total costs not being amortized	$11,254,557

The above unevaluated costs relate to the Company’s approximate 1,400,000 acre Nicaraguan Concessions.

The Company anticipates that these unproved costs in the table above will be reclassified to proved costs within the next five years.

Note 8 – Income Taxes

The provision for income taxes consists of the following:

	For the Year Ended
	December 31,
	2019	2018

Current income tax expense (benefit)	$—	$(150,000)
Deferred income tax benefit	—	—
Total income tax expense (benefit)	$—	$(150,000)

The effective income tax rate on continuing operations varies from the statutory federal income tax rate as follows:

	For the Years Ended
	December 31,
	2019	2018
Federal income tax rate	21.0%	(21.0)%
State income tax rate	4.7	(4.4)
Stock-based compensation	(17.7)	—
Change in valuation allowance	(12.9)	26.4
AMT Credit carryforward	—	(34.3)
Other, net	(4.9)	(1.0)

Effective tax rate	—%	(34.3)%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	For the Years Ended
	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Accruals and other	$980	$940
Asset retirement obligations	435	435
Note payable discounts and derivatives	—	(510)
Stock-based compensation	801	1,190
Alternative minimum tax credit carry-forward	—	—
Net operating loss carry-forward	17,006	16,930
Gross deferred tax assets	19,222	18,985
Less valuation allowance	(19,222)	(18,985)
Deferred tax asset	$—	$—

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

The Company has incurred operating losses in recent years and it continues to be in a three-year cumulative loss position at December 31, 2019. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,950,000, which expire from 2025 through 2039.

The Company has not completed the filing of tax returns for the tax years 2012 through 2019. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

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

Nicaraguan Concessions

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2019, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017, 2018 and 2019 area fees required for both the Perlas and Tyra which total approximately $194,485; and (5) payment of the 2016, 2017, 2018 and 2019 training fees required for both the Perlas and Tyra totaling approximately $350,000. The Company had been seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate and domestic issues caused the Company to halt such efforts and to abandon the Concessions in 2020.

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of well prior to December 31, 2019; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of December 31, 2019 and 2018 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

Binding Term Sheet to Acquire Domestic Oil and Gas Properties

On July 31, 2019 the Company acquired the “Option” from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 to bind the purchase option which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019 and the parties are currently negotiating an extension of such option and a reduction of the purchase price, although there can be no assurance that the parties will reach an agreement to do so. The Company has expensed all costs related to the Option to acquire the Properties as of December 31, 2019 as the Option is now expired.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2019 and 2018, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 10 – Related Party Transactions

The Company does not have any employees other than the CEO, COO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services and was not billed for any such services during the years ended December 31, 2019 and 2018. The amount due to the CFO’s firm for services previously provided was $762,407 at December 31, 2019 and 2018 and is included in accrued liabilities at both dates.

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

On July 31, 2019 we acquired the Option Core to purchase the production and mineral rights/leasehold the Properties. We paid a nonrefundable deposit of $50,000 to bind the purchase option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019 and the parties are currently negotiating an extension of such Option and reduction of the purchase price. Mr. Loeffelbein, our COO is a member of Core Energy, LLC.

As of December 31, 2019 and 2018, the Company had accrued compensation to its officers and directors of $1,829,208. The Board of Directors authorized the Company to cease compensation for its officers and directors effective January 1, 2018.

Note 11 – Subsequent Events

Covid – 19 Pandemic

The consolidated financial statements contained in this Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2019. Since that date, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19). In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this report on Form 10-K, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

NICARAGUA CONCESSIONS

The Company has not resolved the various contingencies related to the default status of its Nicaraguan Concessions (See Note 8). The Company had been seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate and domestic issues caused the Company to halt such efforts in 2020 and abandon the project relating to the Concessions.

DEBT OBLIGATIONS

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

On July 29, 2019 the Company entered into a non-binding term sheet with the holder of the December 2013 Note which had an unpaid principal balance of $1.0 million as of December 31, 2019. The term sheet, if consummated, will resolve the default contingencies regarding the December 2013 Note through an exchange agreement. See Note 3, Debt.”

OIL AND GAS PROPERTY ACQUISITION

On July 31, 2019 the Company acquired an the Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 to bind the purchase option which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019 and the parties are negotiating an extension of such Option and a reduction of the purchase price, although there can be no assurance that the parties will reach an agreement to do so.

**********************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2019, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

In connection with the filing of this annual report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2019, our internal control over financial reporting was not effective due to material weaknesses identified as follows:

(a)	Lack of control processes in place that provide multiple levels of review and supervision and

(b)	Lack of segregation of duties.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Stanton E. Ross	58	Chairman, President and Chief Executive Officer
Daniel F. Hutchins	64	Director, Chief Financial Officer, Secretary
Leroy C. Richie	78	Director
John Loeffelbein	49	Chief Operating Officer

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

John Loeffelbein. Mr. Loeffelbein was appointed Chief Operating Officer of Infinity on September 30, 2019. Mr. Loeffelbein began his oil & gas career in 1998 working for Orion Oil and Gas, Inc., a land, mineral and title company, located in Amarillo, Texas. During his tenure, he was actively involved in title, acquisition of leases and purchase of right-of-way for major companies such as Anadarko Petroleum, K&N Energy and other major oil and gas companies. Since 1998, Loeffelbein has actively purchased and sold millions of dollars’ worth of oil and gas projects and owns interests in wells or mineral rights in most of the major oil and gas basins in the United States. In 2004 Mr. Loeffelbein formed Coal Creek Energy, LLC which leased acreage and acquired existing oil & gas production primarily in Kansas focusing on leases which could be developed and enhanced at a very low risk/high reward. He has been involved in over 1,000 wells in the state. In 2014 Coal Creek Energy provided a variety of services to Viking Energy Group, Inc. in connection with its acquisition of numerous Kansas oil and gas properties. In 2017, Mr. Loeffelbein helped found Vulcan Labs, LLC, which specializes in coating pipe for the oil and gas industry. The coated pipe it supplies reduces corrosion, friction and wear on production equipment thereby reducing maintenance costs and down-time. Vulcan Labs supplies coated pipe to a number of the top 50 oil and gas companies. Mr. Loeffelbein has not served as a director of any other public companies within the last five years. The Company believes that Mr. Loeffelbein’s broad entrepreneurial, financial and business experience gives him the qualifications and skills to serve as the Company’s COO.

Family Relationships

There is no family relationship between any of our directors, director nominees and executive officers.

Board of Directors and Committee Meetings

Our Board of Directors held two meetings during the fiscal year ended December 31, 2019. In addition, our Board of Directors acted by unanimous written consent two times during fiscal year ended December 31, 2019. Our directors attended all the meetings of the Board of Directors. Our directors are expected, absent exceptional circumstances, to attend all Board meetings.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2019, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with RBSM, LLP, our independent registered public accounting firm for fiscal year 2019 and 2018, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss pursuant Specifically, the Board has discussed with the independent registered public accounting firm the matters required to be discussed by the Public Company Accounting Oversight Board’s Auditing AS 1301 (Communications With Audit Committees), as modified or supplemented. The discussions occurred with management and the independent public accountants about the quality (and not merely the acceptability) of the Company’s accounting principles, the reasonableness of significant estimates, judgments and the transparency of disclosures in the Company’s financial statements.

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

The Board of Directors has also reviewed the independence of the independent registered public accounting firm considering the compatibility of non-audit services with maintaining their independence from the Company. Based on the preceding review and discussions contained in this paragraph, the Board of Directors recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for filing with the Securities and Exchange Commission.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2019 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2019, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2019.

Item 11. Executive Compensation.

The following table shows compensation paid, accrued or awarded with respect to our named executive officers during the years indicated, a significant portion of all compensation after 2008 is accrued but not paid:

2019 - Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanton Ross (1)	2019	$—	$—	$—	$—	$—	$—	$—	$—
CEO	2018	$—	$—	$—	$—	$—	$—	$—	$—

Daniel F. Hutchins(2)	2019	$—	$—	$—	$—	$—	$—	$—	$—
COO	2018	$—	$—	$—	$—	$—	$—	$—	$—

James Loeffelbein(3)	2019	$—	$—	$260,000	$—	$—	$—	$—	$260,000
COO	2018	$—	$—	$—	$—	$—	$—	$—	$—

(1) The Company’s Board of Directors discontinued compensation for the Company’s officers and directors effective January 1, 2018. In addition, due to the financial condition of the Company, Mr. Ross has deferred the receipt of a portion of his salary since January 2009. Mr. Ross received $-0- of his salary in cash during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, a total of $565,708 of his salary has been accrued but was unpaid.

(2) The Company’s Board of Directors discontinued compensation for the Company’s officers and directors effective January 1, 2018. Mr. Hutchins began serving the Company as Chief Financial Officer in August 2007. Since January 2009 he has deferred his compensation and a total of $900,000 of direct compensation was accrued but unpaid as of December 31, 2019. Previously, Mr. Hutchins received other indirect compensation consisting of services billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses for general corporate and bookkeeping purposes. For the years ended December 31, 2019 and 2018 the Company was billed $-0- for such services. Total amounts accrued for his indirect compensation was $762,407 as of December 31, 2019 and 2018.

(3) The Company’s Board of Directors appointed John Loeffelbein, as Chief Operating Officer of Infinity Energy Resources, Inc. effective September 30, 2019. In connection with his appointment as Chief Operating Officer the Board of Directors approved the grant of 2,000,000 restricted shares of common stock effective October 2, 2019. Of the 2,000,000 total restricted shares, 1,250,000 vested immediately and the remaining 750,000 will vest one year after the date of grant, assuming that he remains as an employee of the Company at that point in time. Mr. Loeffelbein will receive no cash compensation for his services for the remainder of 2019 and calendar year 2020. The value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award or October 2, 2019.

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

Annual Bonuses

The awarding of annual bonuses to executives is at the Committee’s discretion. The objective of the annual bonus element of compensation is to align the interest of executive officers with the achievement of superior Company performance for the year and also to encourage and reward extraordinary individual performance. In light of the Company’s operating results for 2019 and 2018, the Committee determined that it was appropriate not to grant annual bonuses to the executive officers for 2019 and 2018.

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

In determining the stock option grants for Messrs. Ross and Hutchins, the Board considered the number of options previously granted that remained outstanding, the number and value of shares underlying the options being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock incentive plans. Messrs. Ross and Hutchins were not granted stock options during the year ended December 31, 2019 and 2018. Information regarding all outstanding equity awards as of December 31, 2019 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(As of December 31, 2019)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ross	20,000	—	—	$52.50	2/10/2021	—	—	—	—
	20,000	—	—	$75.00	8/2/2021	—	—	—	—
	50,000	—	—	$30.00	11/6/2021	—	—	—	—
	60,000	—	—	$30.00	1/17/2024	—	—	—	—

Hutchins	17,500	—	—	$52.50	2/10/2021	—	—	—	—
	17,500	—	—	$75.00	8/2/2021	—	—	—	—
	25,000	—	—	$30.00	11/6/2021	—	—	—	—
	15,000	—	—	$30.00	1/17/2024	—	—	—	—

Loeffelbein	—	—	—	—	—	750,000	$60,000	—	—

DIRECTOR COMPENSATION

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal years ended December 31, 2019 and 2018.

Name (2)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leroy C. Richie (1)	2019	$—	$—	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—	$—	$—

(1) The Company’s Board of Directors discontinued compensation for the Company’s officers and directors effective January 1, 2018. Mr. Richie received no cash compensation in 2019 and 2018 and has accrued an aggregate of $363,500 for his services on the Board since January 1, 2008.

(2) Mr. Ross’ and Mr. Hutchins’ compensation and option awards are noted in the Executive Compensation table because neither of them received compensation or stock options for their services as a director.

Compensation Committee Interlocks and Insider Participation

Leroy C. Richie was the sole member of the Compensation Committee in 2019 and 2018. Mr. Richie is not currently and has not ever been an officer or employee of Infinity or its subsidiaries.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have no employment agreements or similar contracts with Stanton E. Ross, Daniel F. Hutchins or John Loeffelbein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 13, 2020, the number and percentage of outstanding shares of common stock beneficially owned by each person known by us to beneficially own more than five percent of such stock. We have no other class of capital stock outstanding.

Security Ownership of Certain Beneficial Owners

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

5% Stockholders (excluding executive officers and directors):
%
None

The following table sets forth, as of May 13, 2020, the number and percentage of outstanding shares of common stock beneficially owned by each director of the Company, each named officer of the Company, and all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Security Ownership of Management

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Executive Officers & Directors: (1)
Stanton E. Ross (2)	177,500	1.41%
Leroy C. Richie (3)	65,000	0.51%
John Loeffelbein (4)	2,000,000	15.87%
Daniel F. Hutchins (4)	93,000	0.74%

All officers and directors as a group (3 individuals)	2,335,500	18.53%

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

(3) Mr. Loeffelbein’s total shares include 750,000 restricted shares of common stock subject to forfeiture.

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

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services and was not billed for any such services during the year ended December 31, 2019 and 2018. The amount due to the CFO’s firm for services previously provided was $762,407 at December 31, 2019 and 2018, and is included in accrued liabilities at both dates.

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

On July 31, 2019 we acquired an Option from Core, to purchase the production and mineral rights/leasehold for the Properties. We paid a nonrefundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019 and the parties are currently negotiating an extension of such Option and reduction of the purchase price. Mr. Loeffelbein, our COO is a member of Core.

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

As of December 31, 2019 and 2018, the Company had accrued compensation to its officers and directors of $1,829,208 and $1,829,208, respectively. The Board of Directors has authorized the Company to cease compensation for its officers and directors effective January 1, 2018.

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

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The Audit Committee of the Company has appointed RBSM, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2019 and 2018.

The following table is a summary of the fees rendered to us by RBSM, LLP for the years ended December 31, 2019 and 2018:

Fee Category:	2019	2018
Audit Fees	$56,500	$53,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$56,500	$53,000

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2019 and 2018, there were no fees related to this category.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were pre-approved by the Audit Committee.

The audit report of RBSM, LLP on the financial statements of the Company for the years ended December 31, 2019 and 2018 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The opinion did emphasize a matter regarding the Company’s ability to continue as a going concern.

During our fiscal year ended December 31, 2019 and 2018 there were no disagreements with RBSM, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to RBSM, LLP’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its report on the financial statements for such period.

During our fiscal years ended December 31, 2019 and 2018, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

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

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc. (1)
3.1	Certificate of Incorporation (3)
3.2	Bylaws (1)
10.1	2004 Stock Option Plan (1)
10.2	2005 Equity Incentive Plan (1)
10.3	2006 Equity Incentive Plan (1)
10.4	Form of Incentive Stock Option for 2006 Equity Incentive Plan (1)
10.5	Form of Nonqualified Stock Option for 2006 Equity Incentive Plan (1)
10.6	Loan Agreement between Infinity Energy Resources, Inc., and Infinity Oil and Gas of Texas, Inc. and Infinity Oil & Gas of Wyoming, Inc. and Amegy Bank N.A., dated effective as of January 9, 2007 (3)
10.7	Revolving Promissory Note between Infinity Energy Resources, Inc. and Amegy Bank N.A., dated January 10, 2007 (1)
10.8	Nicaraguan Concession - Perlas Prospect (3)
10.9	Nicaraguan Concession - Tyra Prospect (3)
10.10	Forbearance Agreement with Amegy Bank N.A., dated August 31, 2007 (1)
10.11	Second Forbearance Agreement with Amegy Bank N.A., dated March 26, 2008 (1)
10.12	Third Forbearance Agreement with Amegy Bank N.A., dated October 16, 2008 (3)
10.13	First Amendment to Revolving Promissory Note - Amegy Bank, N.A., dated October 16, 2008 (3)
10.14	Fourth Forbearance Agreement with Amegy Bank N.A., dated December 4, 2009 (3)
10.15	Fifth Forbearance Agreement with Amegy Bank N.A., dated February 16, 2011 (2)
10.16	Guarantee of Obligation with Amegy Bank N.A., dated February 16, 2011 (1)
10.17	Omnibus Amendment with Amegy Bank N.A., dated February 16, 2011 (1)
10.18	Third Amendment to Revolving Promissory Note with Amegy Bank N.A., dated January 31, 2010 (1)
10.19	Forbearance Period Advance Promissory Note with Amegy Bank N.A., dated February 16, 2011 (1)
10.20	Registration Rights with Amegy Bank N.A., dated February 16, 2011 (3)
10.21	Securities Purchase Agreement with Amegy Bank N.A., dated February 16, 2011 (3)
10.22	Warrant to Purchase Common Stock with Amegy Bank N.A., dated February 16, 2011 (3)
10.23	Subordinate Senior Promissory Note Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.24	Securities Purchase Agreement Off-Shore Finance, LLC, dated March 23, 2009 (2)
10.25	Revenue Sharing Agreement with Off-Shore Finance, LLC, dated March 23, 2009 (1)
10.26	Revenue Sharing Agreement with Officers and Directors, dated June 6, 2009 (3)
10.27	Map: Nicaraguan Concessions (2)
10.28	Revenue Sharing Agreement with Jeff Roberts, dated September 16, 2009 (3)
10.29	Revenue Sharing Agreement with Thompson Knight Global Energy, dated September 8, 2009 (3)
10.30	Stock Purchase Agreement with Amegy Bank, N.A., dated as of February 28, 2012 (5)
10.31	Stock Purchase Agreement with Off-Shore Finance, LLC, dated as of February 28, 2012 (5)
10.32	Investor Rights Agreement with Amegy Bank, N.A., dated April 13, 2012 (5)
10.33	Certificate of Designation of Series A Preferred and Series B Preferred (5)
10.34	8% Promissory Note in principal amount of $250,000, dated February 13, 2013 (6)
10.35	Common Stock Purchase Warrant for 250,000 shares, dated February 13, 2013 (6)
10.36	Form of 8% Promissory Note (7)
10.37	Form of Common Stock Purchase Warrant (7)
10.38	Stock Exchange Agreement between the Company and Amegy Bank, NA. (8)
10.39	8% Note, dated December 27, 2013 (9)
10.40	Common Stock Purchase Warrant (1,000,000 shares), dated December 27, 2013 (9)
10.41	Third Amendment to Promissory Note, dated November 19, 2014 (10)
10.42	Third Amendment to Common Stock Purchase Warrant, dated November 19, 2014 (10)
10.43	First Amendment to Revenue Sharing Agreement, dated November 19, 2014 (10)
10.44	Revenue Sharing Agreement, dated May 17, 2014 (10)
10.45	Loan Extension Agreement, dated November 19, 2014 (10)
10.46	Securities Purchase Agreement (11)
10.47	Registration Rights Agreement (11)
10.48	Senior Secured Convertible Note (11)

10.49	Warrant (11)
10.50	Security and Pledge Agreement (11)
10.51	Investor Note (11)
10.52	Form of Guaranty Agreement (11)
10.53	Second Loan Extension Agreement Effective as of April 7, 2015 (12)
10.54	Fourth Amendment to Promissory Note, effective as of April 7, 2015 (12)
10.55	Fourth Amendment to Common Stock Purchase Warrant, effective as of April 7, 2015 (12)
10.56	8% Convertible Promissory Note and Common Stock Purchase Warrant dated December 31, 2014 (13)
10.57	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 19, 2014 (13)
10.58	8% Convertible Promissory Note and Common Stock Purchase Warrant dated January 7, 2014(13)
10.59	8% Convertible Promissory Note and Common Stock Purchase Warrant dated October 2, 2014(13)
10.60	8% Line-of-Credit Promissory Note and Common Stock Purchase Warrant dated October 23, 2014(13)
10.61	2015 Stock Option Plan (14)
10.62	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 8, 2016(15)
10.63	Exchange Agreement dated May 23, 2019.(16)
10.64	Side-letter Agreement dated May 23, 2019 (16)
10.65	Amendment No. 1 to Exchange Agreement, dated May 30, 2019. (17)
10.66	Exchange Agreement dated June 4, 2019. (18)
10.67	Common Stock Purchase Warrant Agreement dated June 4, 2019(18)
10.68	Exchange Agreement dated June 19, 2019. (19)
10.69	Common Stock Purchase Warrant Agreement dated June 19, 2019 (19)
14.1	Code of Ethics and Code of Conduct. (4)
21.1	Subsidiaries of Registrant (1)
31.1	Certificate of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certificate of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certificate Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

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

(12) Filed as an Exhibit to Form 8-K by the Company on May 11, 2015

(13) Filed as an Exhibit to Form 8-K by the Company on August 12, 2015

(14) Filed as an Exhibit to Definitive Schedule 14A filed by the Company on August 12, 2015

(15) Filed as an Exhibit to Form 10-K by the Company on April 17, 2017

(16) Filed as an Exhibit to Form 8-K by the Company on May 24, 2019

(17) Filed as an Exhibit to Form 8-K by the Company on June 3, 2019

(18) Filed as an Exhibit to Form 8-K by the Company on June 6, 2019

(19) Filed as an Exhibit to Form 8-K by the Company on June 20, 2019

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

Date: May 14, 2020

INFINITY ENERGY RESOURCES, INC.,
a Delaware corporation

By:	/s/ Stanton E. Ross
Stanton E. Ross
Chief Executive Officer

By:	/s/ Daniel F. Hutchins
Daniel F. Hutchins
Chief Financial Officer

By:	/s/ John Loeffelbein
John Loeffelbein
Chief Operating Officer

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

Signature and Title	Date

/s/ Stanton E. Ross	May 14, 2020
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	May 14, 2020
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	May 14, 2020
Daniel F. Hutchins, Director and Chief Financial Officer

