Form 10-K/A
period 2019-12-31
INFINITY ENERGY RESOURCES, INC
filed 2020-05-19
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 000-17204

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

Common Stock, $0.0001 par value

(Title of class)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Infinity Energy Resources, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On March 30, 2020, the Company filed a Notification of Late Filing on Form 12b-25 to extend the due date of its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report”) to April 14, 2020 and believed that it would be in a position to file such report in the time required by Form 12b-25. However, COVID-19 has caused severe disruptions in Company operations including limited access to and support from its staff and professional advisors. This has, in turn, further delayed the Company’s ability to complete its audit and prepare the Report. On April 23, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order to delay the filing of the Report by up to 45 days. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until May 14, 2020, and therefore relied on the Order due to circumstances related to COVID-19. In particular, the remote work environment caused by the COVID-19 pandemic resulted in disruptions in the Company’s ability to complete its remaining accounting and internal review processes for the year ended December 31, 2019 and provide its auditors with timely access to its original books and records to complete their audit procedures in a timely manner. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees and substantially all of the Company’s accounting staff working on the Report and all members of the independent auditors were at the time and still are exclusively working remotely, which caused disruptions in communications and delayed completion of the audit. These disruptions to the process of preparing the Company’s financial statements as a result of the COVID-19 virus, are causing the Company’s Report which was due on March 30, 2020 to be delayed. Consequently, the Company was unable to timely file the Report without the extension provided for by the Order.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2020

INFINITY ENERGY RESOURCES, INC.,
a Delaware corporation

By:	/s/ Stanton E. Ross
Stanton E. Ross
Chief Executive Officer

By:	/s/ Daniel F. Hutchins
Daniel F. Hutchins
Chief Financial Officer

By:	/s/ John Loeffelbein
John Loeffelbein
Chief Operating Officer