Form 10-Q
period 2020-03-31
INFINITY ENERGY RESOURCES, INC
filed 2020-06-23
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at June 22, 2020
Common Stock, $0.0001 par value	12,310,733

EXPLANATORY NOTE

Infinity Energy Resources, Inc. (the “Company”) is filing this Form 10-Q for the three months ended March 31, 2020, in compliance with the Securities and Exchange Commission (the “SEC”) to disclose that the Company is filing this Form 10-Q after the May 15, 2020 deadline applicable to the Company for the filing of a Form 10-Q in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 14, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order to delay the filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (the “Report”) by up to 45 days to no later than June 29, 2020 because of disruptions caused by the Covid-19 pandemic. It has caused severe disruptions in Company operations including limited access to and support from its staff and professional advisors. This has, in turn, delayed the Company’s ability to complete and prepare the Report. In particular, the remote work environment caused by the Covid-19 pandemic resulted in disruptions in the Company’s ability to complete its remaining accounting and internal review processes for the three months ended March 31, 2020. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, officers and substantially all of the Company’s accounting staff working on the Report and all members of the independent auditors were at the time and still are exclusively working remotely, which caused disruptions in communications and delayed completion of the review. These disruptions to the process of preparing the Company’s financial statements as a result of the Covid-19 virus, caused the Company’s Report which was due on May 15, 2020 to be delayed. Consequently, the Company was unable to timely file the Report without the extension provided for by the Order.

PART I - FINANCIAL INFORMATION

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,293	$1,785

Total current assets	1,293	1,785

Total assets	$1,293	$1,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,130,443	$6,091,453
Accrued liabilities (including $788,520 due to related party at March 31, 2020 and December 31, 2019)	3,777,243	3,777,580
Accrued interest	550,706	528,684
Asset retirement obligations	1,716,003	1,716,003
Convertible notes payable-short term	1,104,125	1,104,125

Total current liabilities	13,278,520	13,217,845

Derivative liabilities	406	1,116
Total liabilities	13,278,926	13,218,961
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, par value $.0001 per share, authorized 75,000,000 shares, issued and outstanding 12,310,733 shares at March 31, 2020 and December 31, 2019	1,231	1,231
Additional paid-in capital	109,608,253	109,583,945
Accumulated deficit	(122,887,117)	(122,802,352)
Total stockholders’ deficit	(13,277,633)	(13,217,176)
Total liabilities and stockholders’ deficit	$1,293	$1,785

The accompanying notes are an integral part of these condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating expenses:
General and administrative expenses	$63,453	$74,533
Total operating expenses	63,453	74,533

Operating loss	(63,453)	(74,533)

Other income (expense):
Interest expense	(22,022)	(28,638)
Change in derivative fair value	710	(68,447)

Total other income (expense)	(21,312)	(97,085)

Loss before income taxes	(84,765)	(171,618)
Income tax benefit (expense)	—	—

Net loss	$(84,765)	$(171,618)

Net loss per share – basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	12,310,733	7,712,569

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statement of Stockholders’ Deficit

Three months ended March 31, 2020 and 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	7,712,569	$771	$109,080,273	$(124,647,127)	$(15,566,083)

Net loss	—	—	—	(171,618)	(171,618)

Balance, March 31, 2019	7,712,569	$771	$109,080,273	$(124,818,745)	$(15,737,701)

Balance, December 31, 2019	12,310,733	$1,231	$109,583,945	$(122,802,352)	$(13,217,176)

Stock-based compensation	—	—	24,308	—	24,308

Net loss	—	—	—	(84,765)	(84,765)

Balance, March 31, 2020	12,310,733	$1,231	$109,608,253	$(122,887,117)	$(13,277,633)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(84,765)	$(171,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(710)	68,447
Stock-based compensation	24,308	—

Change in operations assets and liabilities:

Increase in accounts payable	38,990	35,479
Increase in accrued liabilities	(337)	38,604
Increase in accrued interest	22,022	28,639
Net cash used in operating activities	(492)	(449)

Cash flows from investing activities	—	—
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:	—	—

Net cash provided by (used in) financing activities	—	—

Net decrease in cash and cash equivalents	(492)	(449)

Cash and cash equivalents:
Beginning	1,785	1,367
Ending	$1,293	$918
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Condensed Financial Statements

March 31, 2020

(unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

Infinity Energy Resources, Inc. (collectively, “we,” “ours,” “us,” “Infinity” or the “Company”) has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2020 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K, filed with the SEC.

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

We also began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, on July 31, 2019 we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). We paid a nonrefundable deposit of $50,000 to bind the purchase option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019 and the parties are negotiating for an extension of such Option and lowering of the purchase price of the Properties. There can be no assurance that the parties will negotiate an extension and acceptable reduced price, particularly in light of recent events including the coronavirus pandemic and its impact on the oil and gas industry.

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

We relied on raising debt and equity capital to fund our ongoing maintenance/expenditure obligations under the Nicaraguan Concession, our day-to-day operations and corporate overhead because we have generated no operating revenues or cash flows in recent years. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in default and three other notes payable with principal balances of $104,125 as of March 31, 2020 are now either due on demand or currently in default. In 2020 we abandoned the Concessions.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of March 31, 2020 and December 31, 2019 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

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

The estimated fair value of the Company’s Note and various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both of the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms and non-performance risk factors, among other items. The fair values for the warrant derivatives as of March 31, 2020 and December 31, 2019 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

March 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$406	$406

	$—	$—	$406	$406

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$1,116	$1,116

	$—	$—	$1,116	$1,116

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the periods ended March 31, 2020 and December 31, 2019.

Note 2 – Secured Convertible Note Payable

Secured Convertible Note (the “Note) payable consists of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Secured convertible note payable, at fair value	$—	$—
Less: Current maturities	—	—

Secured convertible note payable, long-term	$—	$—

Following is an analysis of the activity in the Note during the three months ended March 31, 2019:

Amount
Balance at December 31, 2018	$2,197,231
Funding under the Investor Note during the period	—
Principal repaid during the period by issuance of common stock	—
Change in fair value of secured convertible note during the period	—
Exchange of secured convertible note payable for common stock	—

Balance at March 31, 2019	$2,197,231

Following is an analysis of the activity in the Note during the three months ended March 31, 2020:

Amount
Balance at December 31, 2019	$—
Funding under the Investor Note during the period	—
Principal repaid during the period by issuance of common stock	—
Change in fair value of secured convertible note during the period	—
Exchange of secured convertible note payable for common stock	—

Balance at March 31, 2020	$—

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

The Note and Warrant were issued pursuant to a Securities Purchase Agreement, dated May 7, 2015, by and between the Company and an institutional investor (the “Investor”). The May 2015 Private Placement was made pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “33 Act”). At the closing, the Investor acquired the secured convertible note by paying $450,000 in cash and issuing a secured promissory note, secured by cash, with an aggregate initial principal amount of $9,550,000 (the “Investor Note”).

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

Following is an analysis of gain on exchange of the debt and warrant obligations pursuant to the Exchange Agreement which was finalized on November 23, 2019:

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
Securities issued in exchange for the obligations extinguished on the date of Exchange, May 23, 2019 and the finalization of the Side-Letter Agreement at November 23, 2019:
605,816 Common shares issued on the date of exchange May 23, 2019 valued at $0.121 per share, the closing market price on May 23, 2019	(73,304)
567,348 Common shares issued pursuant to the finalization of the Side-Letter agreement on November 23, 2019	(68,082)

Issuance of warrants to purchase 61,380 common shares issued pursuant to the finalization of the Side-Letter agreement on November 23, 2019	(7,358)

Gain on exchange of debt and warrant obligations	$2,193,861

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

The estimated fair value of the original warrant derivative as of May 23, 2019, the date of the exchange agreement, was $37,368 representing a change of $29,795 from January 1, 2019.

As a result of the exchange agreement, the Company extinguished the derivative liability of $37,368 attributable to the original warrant and recognized the estimated value of the new warrant of $7,985 as of June 4, 2019, the date of the exchange agreement. The resulting $29,383 difference been the estimated fair value of the old warrant extinguished and the new warrant issued to the holder was recorded as a gain on exchange of debt and warrant obligations effective June 4, 2019.

Note 3 – Debt

Debt consists of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Convertible notes payable, short term:
Note payable, (in default)	$1,000,000	$1,000,000
Note payable, (in default)	50,000	50,000
Note payable (in default)	35,000	35,000
Note payable (due on demand)	19,125	19,125
Total notes payable, short-term	$1,104,125	$1,104,125

Note Payable – Short-term

On December 27, 2013 the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “December 2013 Note”) with an original maturity date of March 12, 2014.

In connection with the December 2013 Note, the Company granted the lender a warrant (the “Warrant”) exercisable to purchase 100,000 shares of its common stock at an exercise price of $15.00 per share. In connection with an extension to April 2015, the parties amended the date for exercise of the Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company failed to pay the Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the Warrant remained the same. The Warrant has been treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates. The warrant expired as of March 31, 2020 and is no longer exercisable.

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

In connection with the extension of the maturity date of the December 2013 Note to April 7, 2016, the Company also (i) issued the lender 20,000 shares of restricted common stock; (ii) decreased the exercise price of the warrant to $5.00 per share and extended the term of the warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the Note to the New Maturity Date. If the Company failed to pay the December 2013 Note on or before its New Maturity Date, the number of shares issuable under the Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remained the same. The warrant expired as of March 31, 2020 and December 31, 2019. The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the Note. The December 2013 Note is in default and the Company is pursuing a resolution to this default, including completing the extinguishment of the note balance, accrued interest and revenue sharing agreement through an exchange agreement which is further described below; however, there can be no assurances such efforts will be successful.

The Warrant was treated as a derivative liability whereby the value of Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability was revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The Warrant expired as of March 31, 2020 and December 31, 2019. The discount was amortized ratably through the original maturity date and each of the extended maturity dates. The Company recognized the value of the 20,000 shares of common stock issued ($104,000) and the increased value of the outstanding warrants due to the decrease in their exercise price ($68,716) as an additional discount on the note payable to be amortized ratably over the extended term of the underlying note.

On July 29, 2019 the Company entered into a non-binding term sheet with the holder of the December 2013 Note which has an unpaid principal balance of $1.0 million as of March 31, 2020 and December 31, 2019. The term sheet, if consummated, will resolve the default contingencies regarding the December 2013 Note through an exchange agreement. Under the proposed terms the Company will make a cash payment of $100,000 within 60 days of the execution of an Exchange Agreement and will issue 740,500 shares of common stock to the holder in exchange for and cancellation of the following obligations:

●	December 2013 Note with an original principal balance of $1,050,000 and current principal balance of $1,000,000;
●	Accrued and unpaid interest of approximately $505,000 as of March 31, 2020 related to the December 2013 Note;
●	Common Stock Purchase Warrant issued December 27, 2013 to acquire 100,000 shares of common stock with an exercise price of $5.00 per share;
●	Preemptive Rights Agreement dated December 27, 2013; and
●	Revenue Sharing Agreement issued May 30, 2014 representing one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions.

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

Following is an analysis of gain on extinguishment of the obligations pursuant to the Exchange Agreement on June 19, 2019:

Amount
Obligations extinguished on the date of exchange, June 19, 2019:
Convertible Notes balance at the date of exchange, June 19, 2019	$240,000
Accrued interest on the Convertible Notes at the date of exchange, June 19, 2019	45,020

Securities issued in exchange for the obligations extinguished on the date of the exchange, June 19, 2019:
Value of the stock purchase warrant issued on the date of exchange, June 19, 2019	(62,564)

Gain on exchange of debt and warrant obligations	$222,456

Other than the December 2013 Note, at March 31, 2020 the Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015 the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 5,000 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as derivative liability. The Company recorded the estimated fair value of the warrant totaling $22,314 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, the note was extended for an additional 90 days or until January 7, 2016 and later to May 7, 2016 and ultimately to October 7, 2016. The Company and its lender are pursuing a resolution of this default. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase 5,000 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 5,000 warrants issued on January 7, 2016 totaled $379 and $131 on May 7, 2016, both of which were amortized over the extension period (through October 7, 2016). The related warrant derivative liability balance was $239 and $662 as of March 31, 2020 and December 31, 2019, respectively. See Note 5.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of the note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of common stock at $5.60 per share for a period of five years from the date of the note. The terms of the note and warrant provide that should the note and interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the stock purchase warrant requires that the warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of the warrant totaling $11,827 as a discount on note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, the note was extended for an additional 90 days or until January 15, 2016 and later to October 15, 2016. The Company is pursuing a resolution of this default including an additional extension from the holder. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of common stock on each extension date at an exercise price of $5.60 per share, which warrants were immediately exercisable and expire in five years. The value of the 3,500 warrants on January 15, 2016 totaled $267 and $74 on May 15, 2016, both of which were amortized over the extension period (through October 15, 2016). The related warrant derivative liability balance was $167 and $454 as of March 31, 2020 and December 31, 2019, respectively. See Note 5.

●	On May 21, 2018 the Company borrowed $13,125 under an unsecured promissory note with a private third-party lender which is convertible into common stock at a rate of $0.50 per share. During June 2019 and August 2019 the Company borrowed an additional $50,500 and $5,500, respectively, from this same third-party lender under the same terms. The note is due on demand and bears interest at 8% per annum. In October 2019 the Company repaid $50,000 in principal on this demand note. The outstanding principal on the notes totaled $19,125 as of March 31, 2020 and December 31, 2019.

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,000 shares of the Company’s common stock are reserved for issuance under the 2006 Plan. In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,500 shares of the Company’s common stock were reserved for issuance under the 2005 Plan and 2006 Plan; however, the 2005 Plan and the 2006 Plan have now expired and no further issuances can be made. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has issued other stock options not pursuant to a formal plan with terms similar to the 2005 Plan and 2006 Plan.

At the Annual Meeting of Stockholders held on September 25, 2015 and the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares for issuance under the Plan.

As of March 31, 2020, 500,000 shares were available for future grants under the 2015 Plan. All other plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the three months ended March 31, 2020 and 2019.

The following table summarizes stock option activity for the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	332,000	$41.86	2.29 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2020	332,000	$41.86	2.04 years	$—
Outstanding and exercisable at March 31, 2020	332,000	$41.86	2.04 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $-0- and $-0- during the three months ended March 31, 2020 and 2019, respectively.

The intrinsic value as of March 31, 2020 related to the vested and unvested stock options as of that date was $-0-. The unrecognized compensation cost as of March 31, 2020 related to the unvested stock options as of that date was $-0-

Restricted stock grants. During 2019 the Board of Directors granted restricted stock awards to our new Chief Operating Officer. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over a period of time generally corresponding to yearly anniversaries of the grant date. Unvested shares of restricted stock awards may be forfeited upon the termination of service of employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2020 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2019	750,000	$0.13
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance, March 31, 2020	750,000	$0.13

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted granted aggregating $24,308 and $-0- during the three months ended March 31, 2020 and 2019, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2020, there were $49,418 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next seven months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2020	750,000

Note 5 – Derivative Instruments

The estimated fair value of the Company’s derivative liabilities, all of which are related to the detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms (Note 3) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). The detachable warrants issued in connection with the two other short-term notes payable (See Note 3) contain ratchet and anti-dilution provisions that remain in effect during the term of the warrant while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished. When the note payable containing such ratchet and anti-dilution provisions is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date

The Company issued warrants to purchase an aggregate of 34,000 shares of common stock, in connection with various outstanding debt instruments which require derivative accounting treatment as of March 31, 2020 and December 31, 2019. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of March 31, 2020 and December 31, 2019 is as follows:

	As of March 31, 2020		As of December 31, 2019

Volatility – range	344.8%		316.2%
Risk-free rate	0.37%		1.69%
Contractual term	0.25 – 1.08	years	0.5 – 1.3	years
Exercise price	$5.60		$5.60
Number of warrants in aggregate	34,000		34,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2019	$1,116
Unrealized derivative gains included in other income/expense for the period	(710)

Balance at March 31, 2020	$406

Note 6 – Warrants

The following table summarizes warrant activity for the three months March 31, 2020:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2019	946,943	$1.78
Issued	—	—
Exercised/forfeited	(171,563)	(5.00)

Outstanding and exercisable at March 31, 2020	775,380	$1.07

The weighted average term of all outstanding common stock purchase warrants was 5.5 years as of March 31, 2020. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of March 31, 2020.

Note 7 – Income Taxes

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the net operating loss history of the Company maintaining a full reserve on all net deferred tax assets during the three months ended March 31, 2020 and 2019. In addition, the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017 which significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018. Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017.

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

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,950,000 in accordance with its 2019 Federal Income tax return as filed, which expire from 2025 through 2038.

The Company has recently completed the filing of its tax returns for the tax years 2012 through 2019. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

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

Nicaraguan Concessions

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of December 31, 2019, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017, 2018 and 2019 area fees required for both the Perlas and Tyra which total approximately $194,485; and (5) payment of the 2016, 2017, 2018 and 2019 training fees required for both the Perlas and Tyra totaling approximately $350,000. The Company had been seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate, domestic issues and other factors caused the Company to halt such efforts and to abandon the Concessions in 2020.

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of well prior to December 31, 2019; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of March 31, 2020 and December 31, 2019 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

Binding Term Sheet to Acquire Domestic Oil and Gas Properties

On July 31, 2019 the Company acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 to bind the Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019 and the parties are negotiating for an extension of such option and a reduction of the purchase price, although there can be no assurance that the parties will reach an agreement to do so. The Company has expensed all costs related to the Option to acquire the Properties as of March 31, 2020 and December 31, 2019 as the Option expired on December 31, 2019.

The purchase was to include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of March 31 2020 and December 31, 2019, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 9 – Related Party Transactions

The Company does not have any employees other than the CEO, COO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services and was not billed for any such services during the three months ended March 31, 2020 and 2019. The amount due to the CFO’s firm for services previously provided was $762,407 at March 31, 2020 and December 31, 2019 and is included in accrued liabilities at both dates.

On July 31, 2019 the Company acquired an Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 to bind the purchase option which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019 and the parties are negotiating an extension of such Option and a reduction of the purchase price, although there can be no assurance that the parties will reach an agreement to do so.

As of March 31, 2020 and December 31, 2019, the Company had accrued compensation to its officers and directors of $1,829,208. The Board of Directors authorized the Company to cease compensation for its officers and directors effective January 1, 2018.

Note 10 – Subsequent Events

COVID – 19 PANDEMIC

The condensed financial statements contained in this Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of March 31, 2020. Continuing after such date, economies throughout the world continue to be severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19). In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

NICARAGUA CONCESSIONS

The Company has not resolved the various contingencies related to the default status of its Nicaraguan Concessions (See Note 8). The Company had been seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate, domestic issues and other factors caused the Company to halt such efforts in 2020 and abandon the project relating to the Concessions.

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

OIL AND GAS PROPERTY ACQUISITION

On July 31, 2019 the Company acquired an Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 to bind the purchase option which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019 and the parties are negotiating for an extension of such Option and a reduction of the purchase price, although there can be no assurance that the parties will reach an agreement to do so.

RELATED PARTY DEBT OBLIGATION

On May 13, 2020, the Company borrowed $41,000 from its Chairman, CEO & President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes.

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

2020 Operational and Financial Objectives

Corporate Activities

The Company’s 2020 and 2019 objectives have focused on the resolution of obligations in default and to acquire the Properties.

On May 13, 2020, the Company borrowed $41,000 from its Chairman, CEO & President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes.

During 2019, the Company raised $142,500 in cash through a private placement of 1,425,000 shares of common stock. It used the proceeds to pay the $50,000 nonrefundable deposit option (the “Option”) to acquire the Properties and for general working capital purposes. The Company plans to continue to raise debt and equity capital during 2020 in order to meet its contractual obligations, in particular to acquire the Properties and to resolve the December 2013 Note. There can be no assurance it will be successful in this regard.

During 2019 and continuing into 2020, the Company has focused on resolving its outstanding obligations that are in default and in that regard has entered into exchange agreements with several holders of such obligations. During 2019 the Company completed exchange agreements with the holders of the: (i) Senior Secured Convertible Note with a principal balance of $2,197,231 and related warrant to purchase 1,800,000 shares of common stock; (ii) notes payable with a principal balance of $240,000; and (iii) the warrants to purchase 240,000 shares of common stock issued to the placement agent of the Senior Secured Convertible Note. These obligations were extinguished and exchanged for the issuance of common stock and new warrants to purchase common stock. These were important developments which resolved obligations that were in default without involving the payment of cash. In addition, the Company recorded a gain of $2,445,700 during 2019 as a result of the exchange transactions.

In addition, the Company entered into term sheets with two entities that will, if consummated in a transaction, further the Company’s 2020 objectives to resolve obligations in default and to acquire the Properties.

On July 29, 2019 the Company entered into a non-binding term sheet with the holder of the December 2013 Note which has an unpaid principal balance of $1.0 million as of December 31, 2019. The term sheet, if consummated in a transaction, will resolve the default contingencies regarding the December 2013 Note through an exchange agreement.

On July 31, 2019 the Company acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 to bind the purchase option which gives it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019 and the parties are negotiating for an extension and repricing of the purchase price under such Option. There can be no assurance that the parties will negotiate an extension and repricing, particularly in light of recent events including the coronavirus pandemic and its impact on the oil and gas industry.

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

The Company has not resolved the contingencies regarding its various notes payable with an outstanding principal balance of $1,104,125 as of March 31, 2020 and December 31, 2019 related to their default status. The Company continues to pursue resolutions of these defaults including to negotiate extensions, waivers or new note agreements; however, there can be no assurance that the Company will be successful in that regard.

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

For the Three Months Ended March 31, 2020 and 2019

Results of Operations

Revenue

The Company had no revenues in either 2020 or 2019 because it increasingly focused on the acquisition of domestic oil and gas properties, resulting in its Option for the Properties on July 31, 2019.

Production and Other Operating Expenses (Income)

The Company had no production related operating expenses in either 2020 or 2019. The Company sold its investment in Infinity-Texas in July 2012 and held no developed or undeveloped oil and gas properties in the United States in 2020 and 2019.

The Company has no domestic exploration and development activities.

General and Administrative Expenses

General and administrative expenses of $63,453 for the three months ended March 31, 2020 decreased $11,080, or 15%, from $74,533 in the same period in 2019. The decrease in general and administrative expenses is primarily attributable to the abandonment of its Nicaraguan Concessions, which reduced SG&A expenses by $38,892 offset by stock based compensation expense totaling $24,308 related to the restricted stock granted to our newly appointed COO during the three months ended March 31, 2020 and an increase in audit and legal fees associated with the Company’s regulatory filings with the Securities and Exchange Commission. The restricted stock granted to our new COO will continue be amortized through October 2020.

Interest expense

Interest expense decreased $6,616, or 23.1%, to $22,022 for the three months ended March 31, 2020 from $28,638 for the three months ended March 31, 2019. The decrease is attributable to the exchange transactions which extinguished the Senior Secured Convertible Note with an approximate principal balance of $2.2 million and short-term notes payable with a principal balance totaling $240,000 during 2019. Remaining interest expense is related to various short-term notes outstanding in both periods which have matured and for which the Company was seeking extensions as of March 31, 2020.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue with these types of short-term borrowings with high effective interest rates.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes and the Secured Convertible Note outstanding during 2020 and 2019 are treated as derivative instruments because the promissory notes and warrants contain ratchet and anti-dilution provisions. The mark-to-market process resulted in a gain of $710 during the three months ended March 31, 2020 and a loss of $68,447 during the three months ended March 31, 2019. The loss recognized in the 2019 period is primarily the result of the Side-Letter Agreement derivative issued pursuant to the Hudson Bay exchange agreement. Such side-letter provided anti-dilution protection to Hudson Bay, which required the Company to issue common stock and warrants to purchase common stock on its expiration date of November 23, 2019.

Income Tax

The Company recorded no income tax benefit (expense) in the three months ended March 31, 2020. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available to it at March 31, 2020. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the three months ended March 31, 2020 and 2019.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,950,000 as of its latest tax returns filed for the year ended December 31, 2019, which expire from 2025 through 2038. The Company has provided a 100% valuation allowance against the resulting deferred tax asset due to the uncertainty of realizing the tax benefits from its net operating loss carry-forwards.

Net loss

As a result of the above, the Company reported net losses of $84,765 for the three months ended March 31, 2020 compared to a net loss of $171,618 for the same period in 2019. This represents an improvement of $86,853.

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

During the three months ended March 31, 2020 all of the common stock equivalents outstanding were anti-dilutive because of the net losses incurred during the period and their respective conversion or exercise prices were higher than the average closing market price per share during the period. Therefore, all of the common stock equivalents outstanding during the three months ended March 31, 2020 were excluded from the diluted weighted average shares outstanding and diluted income per share calculations. The basic and diluted net loss per share was $0.01 for the three months ended March 31, 2020 the basic and diluted loss per share was $0.02 for the three months ended March 31, 2019 for the reasons previously noted. Potential shares of common stock as of March 31, 2020 that have been excluded from the computation of diluted net loss per share amounted to 1,107,380 shares, which included 775,380 outstanding warrants and 332,000 outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses and have generated little or no operating revenues for a number of years as we concentrated on development of our Nicaraguan Concessions, which was a long-term, high-risk/reward exploration project in an otherwise unproven part of the world. Historically, we financed our operations through the issuance of equity and various short and long-term debt financing that contained some level of detachable warrants to provide the holders with a level of equity participation.

Related Party Debt Obligation

On May 13, 2020, the Company borrowed $41,000 from its Chairman, CEO & President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes.

Private Placement of Common Stock

During 2019, the Company raised $142,500 in cash through a private placement of 1,425,000 shares of common stock. It used the proceeds to pay the $50,000 nonrefundable deposit for the Option relating to the Properties and for general working capital purposes.

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

Short-Term Notes Extinguished

In November 2016, the Company issued a $200,000 convertible promissory note which requires no principal or interest payments until its November 2017 maturity date and bears 8% interest. The proceeds of this note were used to retire the Company’s line-of-credit upon its maturity in November 2016 and for general working capital purposes. This note was not retired at its maturity and is therefore in default.

In April 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. The note required no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum. This note was not retired at its maturity and therefore is in default.

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

On May 21, 2018 the Company borrowed $13,125 under an unsecured promissory note with a private third-party lender which is convertible at a rate of $0.50 per share. During 2019 the Company borrowed an additional $56,000 from this same third-party lender under the same terms. In addition, during October 2019 the Company repaid $50,000 of principal on this note. The note is due on demand and bears interest at 8% per annum.

In summary, as of March 31, 2020, the following debt was outstanding: (i) the two promissory notes in the total principal amount of $85,000, which matured in October 2016 and are in default; (ii) the December 2013 Note in the principal amount of $1,000,000, which was due in April 2016 and is in default for which the Company has entered into a term sheet with the objective of resolving the default and extinguishing the obligation; and (iii) $19,125 convertible promissory note, which is due on demand.

Capital Expenditures

On July 31, 2019 the Company acquired the Option to purchase the Properties. The Company paid the required nonrefundable $50,000 deposit which was required to bind the Option to acquire the Properties for $2.5 million by December 31, 2019 to complete the transaction. In addition, the Company funded lease extensions underlying the Option which totaled $26,415. The Company was unable to close on the Option prior to December 31, 2019 and the parties are negotiating for an extension and repricing. There can be no assurance that it will be able to do so or obtain the required financing or obtain it on terms favorable to the Company or its shareholders to acquire the Properties. Accordingly, all costs associated with the option to acquire the Properties was expensed upon expiration of the option on December 31, 2019 and the extension remains unresolved at March 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Not Applicable)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of March 31, 2020, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which we are involved as set forth in Note 8 – Commitments and Contingencies of the Notes to the Condensed Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

In addition, we are involved in various other legal proceedings arising in the normal course of our businesses. At this time, we do not believe any material losses under these claims to be probable. While the ultimate outcome of such legal proceedings cannot be predicted with certainty, it is in the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

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

Signature	Capacity	Date

/s/ Stanton E. Ross	Chief Executive Officer	June 23, 2020
Stanton E. Ross	(Principal Executive Officer)

/s/ Daniel F. Hutchins	Chief Financial Officer	June 23, 2020
Daniel F. Hutchins	(Principal Financial and Accounting Officer)

