Form 10-Q
period 2020-06-30
INFINITY ENERGY RESOURCES, INC
filed 2020-08-12
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at August 10, 2020
Common Stock, $0.0001 par value per share	12,310,733

PART I - FINANCIAL INFORMATION

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,263	$1,785

Total current assets	1,263	1,785

Total assets	$1,263	$1,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,107,607	$6,091,453
Accrued liabilities (including $788,520 due to related party at June 30, 2020 and December 31, 2019)	3,777,355	3,777,580
Accrued interest (including $324 and $0 due to related party at June 30, 2020 and December 31, 2019, respectively)	572,810	528,684
Asset retirement obligations	1,716,003	1,716,003
Notes payable (including $41,000 and $0 due to related party at June 30, 2020 and December 31, 2019, respectively)	1,145,125	1,104,125

Total current liabilities	13,318,900	13,217,845

Derivative liabilities	1,692	1,116
Total liabilities	13,320,592	13,218,961
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, par value $.0001 per share, 75,000,000 shares authorized, 12,310,733 shares issued and outstanding at June 30, 2020 and December 31, 2019	1,231	1,231
Additional paid-in capital	109,632,561	109,583,945
Accumulated deficit	(122,953,121)	(122,802,352)
Total stockholders’ deficit	(13,319,329)	(13,217,176)
Total liabilities and stockholders’ deficit	$1,263	$1,785

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Operating expenses:
General and administrative expenses	$42,614	$54,614	$106,067	$129,148

Total operating expenses	42,614	54,614	106,067	129,148

Operating loss	(42,614)	(54,614)	(106,067)	(129,148)

Other income (expense):
Interest expense	(22,104)	(21,661)	(44,126)	(50,299)
Gain on exchange and extinguishment of debt and warrant obligations	—	2,413,280	—	2,413,280

Change in derivative fair value	(1,286)	5,639	(576)	(62,808)

Total other income (expense)	(23,390)	2,397,258	(44,702)	2,300,173

Income (loss) before income taxes	(66,004)	2,342,644	(150,769)	2,171,025
Income tax (expense) benefit	—	—	—	—

Net income (loss)	$(66,004)	$2,342,644	$(150,769)	$2,171,025

Basic and diluted net income (loss) per share:
Basic	$(0.01)	$0.29	$(0.01)	$0.28
Diluted	$(0.01)	$0.29	$(0.01)	$0.28
Weighted average shares outstanding – basic and diluted	12,310,733	7,968,358	12,310,733	7,840,463

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	7,712,569	$771	$109,080,273	$(124,647,127)	$(15,566,083)

Net loss	—	—	—	(171,619)	(171,619)

Balance, March 31, 2019	7,712,569	771	109,080,273	(124,818,746)	(15,737,702)

Issuance of common shares pursuant to exchange agreements	605,816	61	29,308	—	29,369

Issuance of common stock purchase warrants pursuant to exchange agreements	—	—	70,549	—	70,549

Net income	—	—	—	2,342,644	2,342,644

Balance, June 30, 2019	8,318,385	$832	$109,180,130	$(122,476,102)	$(13,295,140)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	12,310,733	$1,231	$109,583,945	$(122,802,352)	$(13,217,176)

Stock-based compensation	—	—	24,308	—	24,308

Net loss	—	—	—	(84,765)	(84,765)

Balance, March 31, 2020	12,310,733	1,231	109,608,253	(122,887,117)	(13,277,633)

Stock-based compensation	—	—	24,308	—	24,308

Net loss	—	—	—	(66,004)	(66,004)

Balance, June 30, 2020	12,310,733	$1,231	$109,632,561	$(122,953,121)	$(13,319,329)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(150,769)	$2,171,025
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	576	62,808
Stock-based compensation	48,616	—
Gain on exchange of debt and warrant obligations	—	(2,413,279)

Change in operations assets and liabilities:
Increase (decrease) in accounts payable	16,154	(125)
Increase (decrease) in accrued liabilities	(225)	77,608
Increase in accrued interest	44,126	50,300
Net cash used in operating activities	(41,522)	(51,663)

Cash flows from investing activities	—	—
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of note payable-related party	41,000	50,500

Net cash provided by financing activities	41,000	50,500

Net decrease in cash and cash equivalents	(522)	(1,163)

Cash and cash equivalents:
Beginning	1,785	1,367
Ending	$1,263	$204
Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Exchange of secured convertible note payable	$—	$2,197,231
Exchange of convertible notes payable - short term	$—	$240,000
Issuance of common shares pursuant to exchange agreements	$—	$29,369
Issuance of common stock purchase warrants pursuant to exchange agreements	$—	$70,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Condensed Financial Statements

June 30, 2020

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

Nature of Operations

Since 2009, we had planned to pursue the exploration of potential oil and gas resources in the United States and in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. We sold our wholly-owned subsidiary, Infinity Oil and Gas of Texas, Inc. in 2012 and its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc., was administratively dissolved in 2009.

We also began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, on July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). We paid a nonrefundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019 and the parties are negotiating for an extension of such Option and a reduction of the purchase price of the Properties. There can be no assurance that the parties will negotiate an extension and acceptable reduced price, particularly in light of recent events including the coronavirus pandemic and its impact on the oil and gas industry.

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

COVID–19 PANDEMIC

The condensed financial statements contained in this quarterly report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of June 30, 2020. Economies throughout the world have been and continue to be severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19). In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this quarterly report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

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

We relied on raising debt and equity capital to fund our ongoing maintenance/expenditure obligations under the Nicaraguan Concession, our day-to-day operations and corporate overhead because we have generated no operating revenues or cash flows in recent years. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and is currently in default and three other notes payable with principal balances of $145,125 as of June 30, 2020 are now either due on demand or currently in default. In January 2020, we abandoned the Concessions.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of June 30, 2020 and December 31, 2019 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

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

The estimated fair value of the derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, (See Note 5 - Derivative Instruments) were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, par value $0.001 per share (the “Common Stock”), interest rates, the probability of both of the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms (See Note 5 - Derivative Instruments) and non-performance risk factors, among other items. The fair values for the warrant derivatives as of June 30, 2020 and December 31, 2019 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

June 30, 2020	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$1,692	$1,692

	$—	$—	$1,692	$1,692

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$1,116	$1,116

	$—	$—	$1,116	$1,116

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the periods ended June 30, 2020 and December 31, 2019.

Note 2 – Secured Convertible Note Payable

The Company’s Senior Secured Convertible Note Payable in the principal amount of $12.0 million, issued in May 2015 (the “Note”), was paid off and all related liabilities extinguished in 2019, therefore there was no balance outstanding as of June 30, 2020 and December 31, 2019.

Following is an analysis of the activity in the Note during the six months ended June 30, 2019:

Amount
Balance at December 31, 2018	$2,197,231
Funding under the Investor Note (as defined below) during the period	—
Principal repaid during the period by issuance of Common Stock	—
Change in fair value of Note during the period	—
Exchange of Note payable for Common Stock	2,197,231

Balance at June 30, 2019	$—

On May 7, 2015, the Company completed a private placement in May 2015 (the “May 2015 Private Placement”) of the Note and a warrant to purchase 1,800,000 shares of Common Stock (the “Warrant”). The placement agent for the Company in the transaction received a fee of 6% of the cash proceeds, or $600,000, if and when the Company receives the full cash proceeds. It received $27,000 of such amount at the closing. In addition, the placement agent (the “Placement Agent”) was granted a warrant to purchase 240,000 shares of Common Stock at $5.00 per share, which warrant is immediately exercisable (the “Placement Agent Warrant”).

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

On May 4, 2017, the Investor notified the Company that it elected to effect an Investor Optional Offset under Section 7(a) of the Investor Note of the full $9,490,000 principal amount outstanding under the Investor Note against $9,490,000 in aggregate principal outstanding under the Note. It did so by surrendering and concurrently cancelling $9,490,000 in aggregate principal of the Note in exchange for the satisfaction in full and cancellation of the Investor Note. The Note had an aggregate outstanding principal balance of $11,687,231 as of the date of the exchange. The Investor requested that the Company to deliver a new convertible note (the “Replacement Note”) with respect to the remaining principal balance of $2,197,231 to replace the Note. The aggregate outstanding principal balance of $11,687,231 of the Note included an approximate $2.0 million original issue discount; however, the Investor funded only $510,000 under the Investor Note. The Company had recorded the fair value of the Replacement Note assuming that the remaining par value was $2,197,231, as asserted by the Investor. The Replacement Note provided for a maturity date of May 7, 2018, a conversion price of $0.50 per share and was due in monthly installment payments through May 2018 either in cash or Common Stock, among other terms. The Company did not repay the Replacement Note at its maturity and it was therefore in technical default. The Replacement Note was to be secured to the same extent as the Note. The Company and the Investor have negotiated a resolution of these outstanding matters regarding the default status and the issuance of the Replacement Note under the terms of the financing.

On May 23, 2019, the Company and the Investor agreed to an omnibus resolution to these outstanding matters and entered into an exchange agreement (the “Exchange Agreement”) and a side-letter agreement (the “Side-Letter Agreement”), as described below:

Exchange Agreement: Under the Exchange Agreement, the Investor exchanged all of its rights under the original securities issued in the May 2015 Private Placement (the “Original Securities”), including: (i) the Note, subject to the Optional Offset (as defined in the Investor Note), with a current balance of $2,197,231; (ii) the related accrued interest under the Note, with a balance of $28,643; (iii) the Warrant; (iv) the Security and Pledge Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement; (v) the Guaranty made in favor of the Investor in connection with the May 2015 Private Placement; and (vi) the Registration Rights Agreement entered into by the Company and the Investor in connection with the May 2015 Private Placement, for 770,485 fully paid and nonassessable shares of Common Stock and certain rights (the “Rights”) to acquire additional securities in the future, which may be exercised for additional shares of Common Stock.

As a result of the exchange transactions described above, the Investor no longer owns any of the Original Securities, including any rights thereunder, and the Company cancelled the certificate(s) and other physical documentation evidencing the Investor’s ownership of the Original Securities.

Side-Letter Agreement: Concurrent with the Exchange Agreement, the Company and the Investor also entered into the Side-Letter Agreement, which provides that on November 23, 2019, the Company will, if required under the Side-Letter Agreement, issue additional shares of Common Stock to the Investor based on an increase in the Number of Fully-Diluted Shares Outstanding (as defined below) of the Company from the execution date of the Exchange Agreement to the six-month anniversary of the Exchange Agreement (the “True-Up Shares”). The issuance of the True-Up Shares, if any, shall provide the Investor with Rights to acquire additional Right Shares (as defined in the Exchange Agreement) to be calculated according to the following formula:

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

Consistent with the developments above, effective November 23, 2019, the parties finalized the reconciliation pursuant to the Side-Letter Agreement described above and the related issuance of the True-Up Shares. Pursuant to the provisions of the Side-Letter Agreement, the parties agreed to the issuance of an additional 567,348 shares of Common Stock and the issuance of a warrant to purchase 61,380 shares of Common Stock at an exercise price of $0.50 per share, with an expiration date of June 19, 2026.

Following is an analysis of gain on exchange of the debt and warrant obligations pursuant to the Exchange Agreement, which was finalized on November 23, 2019:

Amount
Obligations extinguished on the date of exchange, May 23, 2019:
Note balance at the date of exchange, May 23, 2019	$2,197,231
Accrued interest on the Note at the date of exchange, May 23, 2019	28,643
Fair value of Warrant Derivative at the date of exchange, May 23, 2019	116,731
Securities issued in exchange for the obligations extinguished on the date of exchange, May 23, 2019 and the finalization of the Side-Letter Agreement at November 23, 2019:
605,816 shares of Common Stock issued on the date of exchange May 23, 2019 valued at $0.121 per share, the closing market price on May 23, 2019	(73,304)
567,348 shares of Common Stock issued pursuant to the finalization of the Side-Letter agreement on November 23, 2019	(68,082)

Issuance of warrants to purchase 61,380 shares of Common Stock issued pursuant to the finalization of the Side-Letter agreement on November 23, 2019	(7,358)

Gain on exchange of debt and warrant obligations	$2,193,861

Prior to the finalization of the Side-Letter Agreement, the estimate of the gain on exchange of debt and warrant obligations related to the Note as of June 30, 2019 was $2,161,441.

In addition, the Company issued the Placement Agent Warrant in May 2015 to purchase 240,000 shares of Common Stock issued as part of the placement fee in connection with the Note. The Placement Agent Warrant contained an expiration date of May 7, 2022 and an exercise price of $5.00 per share and is subject to certain price protection and dilution provisions. Such warrant was treated as a derivative liability for accounting purposes due to its ratchet and anti-dilution provisions.

On June 4, 2019, the Company entered into an exchange agreement with the Placement Agent to extinguish the Placement Agent Warrant, including its certain price protection and dilution provisions, for a new warrant to purchase up to 50,000 shares of Common Stock with a termination date of June 4, 2026 at an exercise price of $0.50 per share without any price protection or dilution provisions.

The estimated fair value of the Placement Agent Warrant derivative as of May 23, 2019, the date of the exchange agreement with the Placement Agent, was $37,368, representing a change of $29,795 from January 1, 2019.

As a result of the exchange agreement with the Placement Agent, the Company extinguished the derivative liability of $37,368 attributable to the Placement Agent Warrant and recognized the estimated value of the new warrant of $7,985 as of June 4, 2019, the date of such exchange agreement. The resulting $29,383 difference between the estimated fair value of the Placement Agent Warrant extinguished and the new warrant issued to the Placement Agent was recorded as a gain on exchange of debt and warrant obligations, effective June 4, 2019.

A summary of the estimated gain on exchange and extinguishment of debt and warrant obligations as of and for the six months ended June 30, 2019 follows:

Amount
Exchange of secured convertible note – estimated at June 30, 2019 (See Note 2 above)	$2,161,441
Warrant issued to Placement Agent and exchanged on June 4, 2019 (See Note 2 above)	29,383
Convertible note exchanged on June 19, 2019 (See Note 3)	222,456

Gain on exchange of debt and warrant obligations	$2,413,280

Note 3 – Debt

Debt consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Convertible notes payable, short term:
Note payable, (in default)	$1,000,000	$1,000,000
Note payable, (in default)	50,000	50,000
Note payable (in default)	35,000	35,000
Note payable (due on demand)	19,125	19,125
Note payable-related party (due on demand)	41,000	—
Total notes payable, short-term	$1,145,125	$1,104,125

Note Payable – Short-term

On December 27, 2013, the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “December 2013 Note”) with an original maturity date of March 12, 2014.

In connection with the December 2013 Note, the Company granted the lender a warrant (the “December 2013 Warrant”) exercisable to purchase 100,000 shares of its Common Stock at an exercise price of $15.00 per share. In connection with an extension to April 2015, the Company and such lender amended the date for exercise of the December 2013 Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the December 2013 Note to the new April 2015 maturity date (the “New Maturity Date”). If the Company failed to pay the December 2013 Note on or before the New Maturity Date, the number of shares issuable under the December 2013 Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the December 2013 Warrant remained the same. The December 2013 Warrant has been treated as a derivative liability whereby the value of December 2013 Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates. The December 2013 Warrant expired as of June 30, 2020 and is no longer exercisable.

In connection with an additional extension of the December 2013 Note to April 7, 2016, the Company agreed to enter into a definitive revenue sharing agreement with the lender (the “Revenue Sharing Agreement”) to grant the lender under the Revenue Sharing Agreement an irrevocable right to receive a monthly payment equal to one half of one percent (1/2%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire in the future. This percentage increased to one percent (1%) when the Company did not pay the December 2013 Note in full by August 7, 2014. Therefore, the Revenue Sharing Agreement is fixed at one percent (1%). The value of the one percent (1.0%) definitive Revenue Sharing Agreement granted to the lender as consideration for the extension of the maturity date to December 7, 2014 was estimated to be $964,738. Such amount was recorded as a reduction of oil and gas properties and as a discount on the December 2013 Note and amortized ratably over the extended term of such note. Such prospective Revenue Sharing Agreement is void with the abandonment of the Nicaraguan Concessions.

In connection with the extension of the maturity date of the December 2013 Note to April 7, 2016, the Company also (i) issued the lender 20,000 shares of restricted Common Stock; (ii) decreased the exercise price of the December 2013 Warrant to $5.00 per share and extended the term of the December 2013 Warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the December 2013 Note to the New Maturity Date. If the Company failed to pay the December 2013 Note on or before the New Maturity Date, the number of shares issuable under the December 2013 Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remained the same. The Company failed to make the required payment previously described and the reset of the terms of the December 2013 Warrant occurred, however such warrant expired in [month] 2019 unexercised. The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the December 2013 Note. The December 2013 Note is in default and the Company is pursuing a resolution to this default, including completing the extinguishment of the note balance, accrued interest and revenue sharing agreement through an exchange agreement which is further described below; however, there can be no assurances such efforts will be successful.

The December 2013 Warrant was treated as a derivative liability whereby the value of the December 2013 Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability was revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The December 2013 Warrant expired in 2019 and is not deemed outstanding as of June 30, 2020 and December 31, 2019. The discount was amortized ratably through the original maturity date and each of the extended maturity dates. The Company recognized the value of the 20,000 shares of Common Stock issued ($104,000) and the increased value of the outstanding warrants due to the decrease in their exercise price ($68,716) as an additional discount on the December 2013 Note to be amortized ratably over the extended term of such note.

On July 29, 2019, the Company entered into a non-binding term sheet with the holder of the December 2013 Note, which has an unpaid principal balance of $1.0 million as of June 30, 2020 and December 31, 2019. The term sheet, if consummated, will resolve the default contingencies regarding the December 2013 Note through an exchange agreement. Under the proposed terms, the Company will make a cash payment of $100,000 within 60 days of the execution of an exchange agreement and will issue 740,500 shares of Common Stock to the holder in exchange for and cancellation of the following obligations:

●	December 2013 Note with an original principal balance of $1,050,000 and current principal balance of $1,000,000;

●	Accrued and unpaid interest of approximately $524,132 as of June 30, 2020 related to the December 2013 Note;

●	December 2013 Warrant to acquire 100,000 shares of Common Stock with an exercise price of $5.00 per share;

●	Preemptive Rights Agreement dated December 27, 2013; and

●	Revenue Sharing Agreement, representing one half of one percent (.5%) of the gross revenue derived from the share of all hydrocarbons produced at the wellhead from the Nicaraguan Concessions. Such Revenue Sharing Agreement is void with the abandonment of the Nicaraguan Concessions.

The term sheet is non-binding until such time as the cash payment is made and the shares of Common Stock are issued to the holder and there can be no assurance that the Company will successfully complete such exchange agreement. The Company did not make the required $100,000 cash payment within the contractual 60-day time period and therefore the term sheet continues not to be binding on the parties. The parties have continued efforts to resolve the payment default and otherwise enter into an exchange agreement as described above.

Other notes payable

The following notes were extinguished on June 19, 2019:

●	On November 8, 2016, the Company borrowed a total of $200,000 from an individual under a convertible note payable with a conversion rate of $5.00 per share. The note required no principal or interest payments until its maturity date of November 7, 2017 and bore interest at 8% per annum. The note was not paid on its original maturity date.

●	On April 20, 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which was convertible at a rate of $5.00 per share. The note required no principal or interest payments until its maturity date of April 19, 2018 and bore interest at 8% per annum. The note was not paid on its maturity date.

On June 19, 2019, the Company and the holder of these two convertible notes entered into an exchange agreement whereby such notes with an unpaid principal balance of $240,000 and related accrued interest totaling $45,020 were extinguished. Under such exchange agreement, the Company issued the individual a new warrant exercisable to purchase up to 570,000 shares of Common Stock at an exercise price of $0.50 per share, with a termination date of June 19, 2026 and without any price protection or dilution provisions in exchange for the extinguishment of such notes and related accrued interest. The Black-Scholes valuation of the warrant issued to the holder on June 19, 2019 totaled $62,564.

Following is an analysis of gain on extinguishment of the obligations pursuant to such exchange agreement on June 19, 2019:

Amount
Obligations extinguished on the date of exchange, June 19, 2019:
Convertible notes balance at the date of exchange, June 19, 2019	$240,000
Accrued interest on the convertible notes at the date of exchange, June 19, 2019	45,020

Securities issued in exchange for the obligations extinguished on the date of the exchange, June 19, 2019:
Value of the stock purchase warrant issued on the date of exchange, June 19, 2019	(62,564)

Gain on exchange of debt and warrant obligations	$222,456

Other than the December 2013 Note, at June 30, 2020, the Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015, the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of such note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the individual a warrant for the purchase of 5,000 shares of Common Stock at $5.60 per share for a period of five years from the date of such note. The terms of such note and warrant provide that should such note and related interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in such warrant requires that such warrant be accounted for as derivative liability. The Company recorded the estimated fair value of such warrant totaling $22,314 as a discount on such note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, such note was extended for an additional 90 days, or until January 7, 2016, and later to May 7, 2016 and then to October 7, 2016. The Company did not repay such note by October 7, 2016. The Company and such lender are pursuing a resolution of this default. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the holder of such note common stock purchase warrants exercisable to purchase 5,000 shares of Common Stock on each extension date at an exercise price of $5.60 per share, which warrants are immediately exercisable and expire in five years. The value of the 5,000 warrants issued on January 7, 2016 totaled $379 and $131 on May 7, 2016, both of which were amortized over the extension period (through October 7, 2016). The related warrant derivative liability balance was $995 and $662 as of June 30, 2020 and December 31, 2019, respectively. See Note 5.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of such note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of Common Stock at $5.60 per share for a period of five years from the date of such note. The terms of such note and warrant provide that should such note and related interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in the such warrant requires that such warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of such warrant totaling $11,827 as a discount on such note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, such note was extended for an additional 90 days, or until January 15, 2016, and later to October 15, 2016. The Company did not repay such note by October 15, 2016. The Company is pursuing a resolution of this default, including an additional extension from the holder. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of Common Stock on each extension date at an exercise price of $5.60 per share, which warrants are immediately exercisable and expire in five years. The value of the 3,500 warrants on January 15, 2016 totaled $267 and $74 on October, 2016, both of which were amortized over the extension period (through October 15, 2016). The related warrant derivative liability balance was $697 and $454 as of June 30, 2020 and December 31, 2019, respectively. See Note 5.

●	On May 21, 2018, the Company borrowed $13,125 under an unsecured promissory note with a private third-party lender, which is convertible into Common Stock at a rate of $0.50 per share. During June 2019 and August 2019, the Company borrowed an additional $50,500 and $5,500, respectively, from this same third-party lender under the same terms. Such note is due on demand and bears interest at 8% per annum. In October 2019 the Company repaid $50,000 in principal on this demand note. The outstanding principal on the notes totaled $19,125 as of June 30, 2020 and December 31, 2019.

●	On May 13, 2020, the Company borrowed $41,000 from its Chairman, Chief Executive Officer and President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes. The outstanding principal on such note was $41,000 as of June 30, 2020 and $-0- as of December 31, 2019.

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

In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options were available for grant to employees, officers, non-employee directors and consultants. An aggregate of 47,500 shares of Common Stock were reserved for issuance under the 2005 Plan and 2006 Plan; however, the 2005 Plan and the 2006 Plan have now expired and no further issuances can be made. In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options could have been granted to employees, officers, non-employee directors and consultants. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of Common Stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has issued other stock options not pursuant to a formal plan with terms similar to the 2005 Plan and 2006 Plan.

At the Annual Meeting of Stockholders held on September 25, 2015, the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares of Common Stock for issuance under the 2015 Plan.

As of June 30, 2020, 500,000 shares were available for future grants under the 2015 Plan. All other Company plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the six months ended June 30, 2020 and 2019.

The following table summarizes stock option activity for the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	332,000	$41.86	2.29 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2020	332,000	$41.86	1.79 years	$—
Outstanding and exercisable at June 30, 2020	332,000	$41.86	1.79 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $-0- and $-0- during the six months ended June 30, 2020 and 2019, respectively.

The intrinsic value as of June 30, 2020 related to the vested and unvested stock options as of that date was $-0-. The unrecognized compensation cost as of June 30, 2020 related to the unvested stock options as of that date was $-0-

Restricted stock grants. During 2019, the Board of Directors granted restricted stock awards to our new Chief Operating Officer. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over a period of time generally corresponding to yearly anniversaries of the grant date. Unvested shares of restricted stock awards may be forfeited upon the termination of service of employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2020 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2019	750,000	$0.13
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested balance, June 30, 2020	750,000	$0.13

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted granted aggregating $48,616 and $-0- during the six months ended June 30, 2020 and 2019, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2020, there were $25,110 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next seven months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2020 (July 1, 2020 through December 31, 2020)	750,000

Note 5 – Derivative Instruments

The estimated fair value of the Company’s derivative liabilities, all of which are related to the detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, the probability of both the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms (Note 3) and non-performance risk factors, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). The detachable warrants issued in connection with the two other short-term notes payable (See Note 3) contain ratchet and anti-dilution provisions that remain in effect during the term of the warrants while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished. When the related notes payable containing such ratchet and anti-dilution provisions is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date.

The Company issued warrants to purchase an aggregate of 34,000 shares of Common Stock, in connection with various outstanding debt instruments which require derivative accounting treatment as of June 30, 2020 and December 31, 2019. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of June 30, 2020 and December 31, 2019 is as follows:

	As of June 30, 2020	As of December 31, 2019

Volatility – range	373.4%	316.2%
Risk-free rate	0.297%	1.69%
Contractual term	0.1 – 1.0 years	0.5 – 1.3 years
Exercise price	$5.60	$5.60
Number of warrants in aggregate	34,000	34,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2019	$1,116
Unrealized derivative gains included in other income/expense for the period	576

Balance at June 30, 2020	$1,692

Note 6 – Warrants

The following table summarizes warrant activity for the six months ended June 30, 2020:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2019	946,943	$1.78
Issued	—	—
Exercised/forfeited	(181,563)	(5.00)

Outstanding and exercisable at June 30, 2020	765,380	$1.02

The weighted average term of all outstanding common stock purchase warrants was 5.4 years as of June 30, 2020. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of June 30, 2020.

Note 7 – Income Taxes

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the net operating loss history of the Company maintaining a full reserve on all net deferred tax assets during the six months ended June 30, 2020 and 2019. In addition, the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017 which significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018. Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017.

The Company has incurred operating losses in recent years and it continues to be in a three-year cumulative loss position at June 30, 2020. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,950,000 in accordance with its 2019 Federal Income tax return as filed, which expire from 2025 through 2038.

The Company has recently completed the filing of its tax returns for the tax years 2012 through 2019. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Management has not completed its review of whether such ownership changes have occurred as of June 30, 2020, and whether the Company currently is subject to an annual limitation or the possibility of the complete elimination of the net operating loss carry- forwards might have occurred. In addition, the Company may be further limited by additional ownership changes which may occur in the future.

Note 8 – Commitments and Contingencies

The Company has not maintained insurance coverage on its U.S domestic oil and gas properties for a number of years. Therefore, the Company was not in compliance with Federal and State laws regarding the U.S. domestic oil and gas properties it previously owned. The Company’s known compliance issues relate to the Texas Railroad Commission regarding administrative filings and renewal permits relative to its Texas oil and gas properties that were sold in 2012. The ultimate resolution of these compliance issues could have a material adverse impact on the Company’s financial statements.

Nicaraguan Concessions

The Company was in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks as of June 30, 2020, including (1) the drilling of at least one exploratory well on the Perlas Block; (2) the shooting of additional seismic on the Tyra Block; (3) the provision of the Ministry of Energy with the required letters of credit in the amounts totaling $1,356,227 for the Perlas block and $278,450 for the Tyra block for exploration requirements on the leases; (4) payment of the 2016, 2017, 2018 and 2019 area fees required for both the Perlas and Tyra, which total approximately $194,485; and (5) payment of the 2016, 2017, 2018 and 2019 training fees required for both the Perlas and Tyra, totaling approximately $350,000. The Company had been seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate, domestic issues and other factors caused the Company to halt such efforts and abandon the Concessions in January 2020.

In connection with the extension of the December 2013 Note, the Company entered into the Revenue Sharing Agreement in May 2014. Infinity assigned to the note holder a monthly payment equal to the revenue derived from one percent (1%) of Infinity’s share of the hydrocarbons produced at the wellhead from the Nicaraguan Concessions and any other oil and gas concessions that the Company and its affiliates may acquire in the future. The Revenue Sharing Agreement will bear its proportionate share of all costs incurred to deliver the hydrocarbons to the point of sale to an unaffiliated purchaser, including its share of production, severance and similar taxes, and certain additional costs. The Revenue Sharing Agreement shall be paid by the last day of each month based on the revenue received by Infinity from the purchaser of the production during the previous month from the Nicaraguan Concessions. The Revenue Sharing Agreement does not create any obligation for Infinity to maintain or develop the Nicaraguan Concessions.

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by the Company’s former subsidiaries, Infinity Wyoming and Infinity Texas, were disposed of well prior to June 30, 2020; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of June 30, 2020 and December 31, 2019 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

Binding Term Sheet to Acquire Domestic Oil and Gas Properties

On July 31, 2019 the Company acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 to bind the Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019 and the parties are negotiating for an extension of such option and a reduction of the purchase price, although there can be no assurance that the parties will reach an agreement to do so. The Company has expensed all costs related to the Option to acquire the Properties as of June 30, 2020 and December 31, 2019 as the Option expired on December 31, 2019.

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

As part of the claims and legal actions referred to above, the Company is currently involved in court litigation as follows:

●	In October 2012 the State of Texas filed a lawsuit naming Infinity Texas, such subsidiary’s corporate officers and the Company, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company engaged in negotiations with the State of Texas in late 2012 and early 2013 and reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers have potential liability regarding the above matter, and the officers are held personally harmless by indemnification provisions of the Company. Therefore, to the extent they might actually occur, these liabilities are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is included in the asset retirement obligation on the accompanying balance sheets.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014, under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of June 30, 2020 and December 31, 2019, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 9 – Related Party Transactions

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the six months ended June 30, 2020 and 2019. The amount due to such firm for services previously provided was $762,407 at June 30, 2020 and December 31, 2019 and is included in accrued liabilities at both dates.

On July 31, 2019, the Company acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 to bind the Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019 and the parties are negotiating an extension of the Option and a reduction of the purchase price, although there can be no assurance that the parties will reach an agreement to do so.

As of June 30, 2020 and December 31, 2019, the Company had accrued compensation to its officers and directors of $1,829,208. The Board of Directors authorized the Company to cease compensation for its officers and directors, effective January 1, 2018.

On May 13, 2020, the Company borrowed $41,000 from its Chairman, CEO & President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes. The outstanding principal on the note was $41,000 as of June 30, 2020 and $-0- as of December 31, 2019.

Note 10 – Subsequent Events

COVID–19 PANDEMIC

The condensed financial statements contained in this quarterly report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of June 30, 2020. Continuing after such date, we believe that our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the coronavirus (Covid-19) and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations in subsequent quarterly periods. In reading this quarterly report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties to the results of our operations in such subsequent periods caused by the outbreak of Covid-19.

**********************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included in this report.

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

Overview

The Company is an oil and natural gas exploration, development and production company, which is primarily in the business of drilling and operating oil & gas wells. The Company also provided oilfield services. Since 2009, the Company has planned to pursue the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. However, in January, 2020, the Company abandoned the Concessions. The Company has also assessed various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States, such as in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). The Company intends to complete the acquisition of the Properties prior to the end of 2020, subject to successful renegotiations and obtaining adequate financing.

2020 Operational and Financial Objectives

COVID–19 PANDEMIC

The condensed financial statements contained in this quarterly report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of June 30, 2020. Economies throughout the world continue to be severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19). In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this quarterly report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

Corporate Activities

The Company’s 2020 and 2019 objectives have focused on the resolution of obligations in default and to acquire the Properties.

On May 13, 2020, the Company borrowed $41,000 from its Chairman, Chief Executive Officer and President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes.

During 2019, the Company raised $142,500 in cash through a private placement of 1,425,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). It used the proceeds to pay the $50,000 nonrefundable deposit option (the “Option”) to acquire the Properties and for general working capital purposes. The Company plans to continue to raise debt and equity capital during 2020 in order to meet its contractual obligations, in particular to acquire the Properties and to resolve the Company’s obligations in connection with its issuance of the $1,050,000 promissory note to a lender in December 2013 (the “December 2013 Note”). There can be no assurance it will be successful in this regard.

During 2019 and continuing into 2020, the Company has focused on resolving its outstanding obligations that are in default and in that regard has entered into exchange agreements with several holders of such obligations. During 2019, the Company completed exchange agreements with the holders of the: (i) Senior Secured Convertible Note with a principal balance of $2,197,231 (the “May 2015 Note”) and related warrant to purchase 1,800,000 shares of Common Stock; (ii) notes payable with a principal balance of $240,000; and (iii) warrant to purchase 240,000 shares of Common Stock issued to the placement agent for the May 2015 private placement transaction. These obligations were extinguished and exchanged for the issuance of shares of Common Stock and new warrants to purchase shares of Common Stock. Such exchange transactions resolved obligations that were in default without involving the payment of cash. In addition, the Company recorded a gain of $2,445,700 during 2019 as a result of such exchange transactions.

On July 29, 2019, the Company entered into a non-binding term sheet with the holder of the December 2013 Note, which has an unpaid principal balance of $1.0 million as of December 31, 2019. The term sheet, if consummated in a transaction, will resolve the default contingencies regarding the December 2013 Note through an exchange agreement.

On July 31, 2019, the Company acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for the Properties, subject to overriding royalties to third parties. The Company paid a nonrefundable deposit of $50,000 to bind the Option, which gives it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019 and the parties are negotiating for an extension and repricing of the purchase price under such Option. There can be no assurance that the parties will negotiate an extension and repricing, particularly in light of recent events including the Covid-19 pandemic and its impact on the oil and gas industry.

The Option includes a provision permitting Core to exercise a buy-out clause and sell the Properties to a third-party purchaser prior to its exercise of the Option. If such a sale occurs, the Company would be entitled to 10% of the proceeds of the sale on the closing date. In such event, Core will, for a period of nine months following the buy-out, find a project of like kind and provide the Company a first right of refusal to acquire such asset.

The Company has not resolved the contingencies regarding its various notes payable with an aggregate outstanding principal balance of $1,145,125 and $1,104,125 as of June 30, 2020 and December 31, 2019, respectively related to such notes’ due on demand and/or default status, as applicable. The Company continues to pursue resolutions of these defaults, including to negotiate extensions, waivers or new note agreements; however, there can be no assurance that the Company will be successful in that regard.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on our financial conditions, changes in our financial conditions, or our results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Comparison of the Three Months Ended June 30, 2020 and 2019

Results of Operations

Revenue

The Company had no revenues in either 2020 or 2019 because it increasingly focused on the acquisition of domestic oil and gas properties, resulting in its acquisition of the Option for the Properties on July 31, 2019.

Production and Other Operating Expenses (Income)

The Company had no production related operating expenses in either 2020 or 2019. The Company sold its investment in its former subsidiary, Infinity Oil and Gas of Texas, Inc. (“Infinity Texas”), in July 2012 and held no developed or undeveloped oil and gas properties in the United States in 2020 and 2019.

The Company has no domestic exploration and development activities.

General and Administrative Expenses

General and administrative expenses was $42,614 for the three months ended June 30, 2020, a decrease of $12,000, or 22%, from our general and administrative expenses of $54,614 for the same period in 2019. The decrease in general and administrative expenses is primarily attributable to our abandonment of Nicaraguan Concessions, which reduced our selling, general and administrative (“SG&A”) expenses by $38,892, offset by stock-based compensation expense totaling $24,308 related to the restricted stock granted to our chief operating officer (“COO”) during the three months ended June 30, 2020 and an increase in audit and legal fees associated with the Company’s regulatory filings with the Securities and Exchange Commission (the “SEC”). The restricted stock granted to our COO will continue be amortized through October 2020.

Interest Expense

Interest expense increased $443, or 2%, to $22,104 for the three months ended June 30, 2020, from $21,661 for the three months ended June 30, 2019. The increase is attributable to the $41,000 note payable issued to our Chairman, Chief Executive Officer and President on May 13, 2020, which bears interest at 6%. Remaining interest expense is related to various short-term notes outstanding in both periods which have matured and for which the Company was seeking extensions as of June 30, 2020.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue to pursue short-term borrowings with high interest rates.

Gain on Exchange and Extinguishment of Debt and Warrant Obligations

The gain on exchange and extinguishment of debt and warrant obligations is attributable to exchange transactions which extinguished the May 2015 Note with an approximate principal balance of $2.2 million, short term notes payable with a principal balance totaling $240,000 and a warrant to purchase 240,000 shares of Common Stock issued to the placement agent for our May 2015 private placement transaction during the three months ended June 30, 2019. No similar extinguishments of debt and warrant obligations occurred during the three months ended June 30, 2020.

The Company and the holders of these obligations agreed to extinguish the existing obligations (which were in default) in exchange for the issuance of shares of Common Stock or new warrants to purchase shares of Common Stock with no price or dilution protection. Upon exchange of such securities, the existing obligations were cancelled and both holders signed agreements which released the Company of all obligations related to the old securities. As a result, the Company extinguished such original securities/obligations and recorded the issuance of the new obligations at their fair value on the date of exchange, resulting in an estimated total gain of $2,413,280 during the three months ended June 30, 2019.

In addition, on July 25, 2019, the Company entered into a non-binding term sheet to enter into an exchange agreement with respect to a note payable with a principal balance of $1.0 million, accrued interest approximating $481,000, a warrant to purchase 100,000 shares of Common Stock and a revenue sharing agreement for 1% of hydrocarbons produced on the Nicaraguan Concession, which the Company has since abandoned. If the parties agree to consummate the transactions outlined in the term sheet, these obligations will be exchanged for the issuance of 740,500 shares of Common Stock and a cash payment of $100,000.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes outstanding during 2020 and 2019 are treated as derivative instruments because such notes and warrants contain ratchet and anti-dilution provisions. The mark-to-market process resulted in a loss of $1,286 during the three months ended June 30, 2020 and a gain of $5,639 during the three months ended June 30, 2019. The loss recognized in the 2020 period is primarily the result of an increase in the average price of the Common Stock in 2020 compared to 2019.

Income Tax

The Company recorded no income tax benefit (expense) in the three months ended June 30, 2020. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available to it at June 30, 2020. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the three months ended June 30, 2020 and 2019.

Net Loss

As a result of the above, the Company reported net losses of $66,004 for the three months ended June 30, 2020, compared to net income of $2,342,644 for the same period in 2019. This represents a deterioration of $2,408,648.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents included in the diluted computation represent shares of Common Stock issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of Common Stock equivalents would have an anti-dilutive effect. In addition, in periods in which there is net income and the effect of including Common Stock equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the Common Stock equivalents are higher than the average closing market price per share) such anti-dilutive Common Stock equivalents would also be excluded from the calculation of basic and diluted weighted average shares outstanding.

During the three months ended June 30, 2020, all of the Common Stock equivalents outstanding were anti-dilutive because of the net losses incurred during such period and their respective conversion or exercise prices were higher than the average closing market price per share during such period. Therefore, all of the Common Stock equivalents outstanding during the three months ended June 30, 2020 were excluded from the diluted weighted average shares outstanding and diluted income per share calculations. The basic and diluted net loss per share was $0.01 for the three months ended June 30, 2020. During the three months ended June 30, 2019, all of the Common Stock equivalents outstanding were anti-dilutive because of their respective conversion or exercise prices were higher than the average closing market price per share during the period. The basic and diluted income per share was $0.29 for the three months ended June 30, 2019 for the reasons previously noted. Potential equivalent shares of Common Stock as of June 30, 2020 that have been excluded from the computation of diluted net loss per share amounted to 1,097,380 shares of Common Stock, which included 765,380 shares of Common Stock underlying outstanding warrants and 332,000 shares of Common Stock underlying outstanding stock options.

Comparison of the Six Months Ended June 30, 2020 and 2019

Results of Operations

Revenue

The Company had no revenues in either 2020 or 2019 because it increasingly focused on the acquisition of domestic oil and gas properties, resulting in its acquisition of the Option on July 31, 2019.

Production and Other Operating Expenses (Income)

The Company had no production related operating expenses in either 2020 or 2019. The Company sold its investment in Infinity Texas in July 2012 and held no developed or undeveloped oil and gas properties in the United States in 2020 and 2019.

The Company has no domestic exploration and development activities.

General and Administrative Expenses

General and administrative expenses was $106,067 for the six months ended June 30, 2020 a decrease of $23,081, or 18%, from our general and administrative expenses of $129,148 in the same period in 2019. The decrease in general and administrative expenses is primarily attributable to the abandonment of our Nicaraguan Concessions, which reduced our SG&A expenses by $77,784, offset by stock based compensation expense totaling $48,616 related to the restricted stock granted to our appointed COO during the six months ended June 30, 2020 and an increase in audit and legal fees associated with the Company’s regulatory filings with the SEC. The restricted stock granted to our new COO will continue be amortized through October 2020.

Interest Expense

Interest expense decreased $6,173, or 12.3%, to $44,126 for the six months ended June 30, 2020, from $50,299 for the six months ended June 30, 2019. The decrease is attributable to the exchange transactions which extinguished the May 2015 Note with an approximate principal balance of $2.2 million and short-term notes payable with a principal balance totaling $240,000 during 2019. Remaining interest expense is related to various short-term notes outstanding in both periods which have matured and for which the Company was seeking extensions as of June 30, 2020.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue with these types of short-term borrowings with high effective interest rates.

Gain on Exchange and Extinguishment of Debt and Warrant Obligations

The gain on exchange and extinguishment of debt and warrant obligations is attributable to exchange transactions which extinguished the Senior Secured Convertible Note with an approximate principal balance of $2.2 million, short term notes payable with a principal balance totaling $240,000 and a warrant to purchase 240,000 shares of Common Stock issued to the placement agent for our May 2015 private placement transaction during the six months ended June 30, 2019. No similar extinguishments of debt and warrant obligations occurred during the six months ended June 30, 2020.

The Company and the holders of these obligations agreed to extinguish the existing obligations (which were in default) in exchange for the issuance of shares of Common Stock or new warrants to purchase shares of Common Stock with no price or dilution protection. Upon exchange of such securities, the existing obligations were cancelled and both holders signed agreements which released the Company of all obligations related to the old securities. As a result, the Company extinguished such original securities/obligations and recorded the issuance of the new obligations at their fair value on the date of exchange resulting in an estimated total gain of $2,413,280 during the six months ended June 30, 2019.

In addition, on July 25, 2019 the Company entered into a non-binding term sheet to enter into an exchange agreement with respect to a note payable with a principal balance of $1.0 million, accrued interest approximating $481,000, a warrant to purchase 100,000 shares of Common Stock and a revenue sharing agreement for 1% of hydrocarbons produced on the Nicaraguan Concession, which agreement is void due to the Company’s abandonment of the Nicaraguan Concessions. If the parties agree to consummate the transactions outlined in the term sheet, these obligations will be exchanged for the issuance of 740,500 shares of Common Stock and a cash payment of $100,000.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes and the May 2015 Note outstanding during 2020 and 2019 are treated as derivative instruments because such notes and warrants contain ratchet and anti-dilution provisions. The mark-to-market process resulted in a loss of $576 during the six months ended June 30, 2020 and a loss of $62,808 during the six months ended June 30, 2019. The loss recognized in the 2019 period is primarily the result of derivatives issued in connection with a May 2019 a side-letter agreement (the “Side-Letter Agreement”) entered into in connection with an exchange agreement that we entered into with the holder of the May 2015 Note (the “Exchange Agreement”). The Side-Letter Agreement provided anti-dilution protection to such lender, which required the Company to issue shares of Common Stock and warrants to purchase shares of Common Stock in November 2019.

Income Tax

The Company recorded no income tax benefit (expense) in the six months ended June 30, 2020. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available to it at June 30, 2020. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the six months ended June 30, 2020 and 2019.

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

Net Loss

As a result of the above, the Company reported net losses of $150,769 for the six months ended June 30, 2020, compared to net income of $2,171,025 for the same period in 2019. This represents a deterioration of $2,321,794.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of Common Stock equivalents would have an anti-dilutive effect. In addition, in periods in which there is net income and the effect of including Common Stock equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the Common Stock equivalents are higher than the average closing market price per share) such anti-dilutive Common Stock equivalents would also be excluded from the calculation of basic and diluted weighted average shares outstanding.

During the six months ended June 30, 2020, all of the Common Stock equivalents outstanding were anti-dilutive because of the net losses incurred during the period and their respective conversion or exercise prices were higher than the average closing market price per share during the period. Therefore, all of the Common Stock equivalents outstanding during the six months ended June 30, 2020 were excluded from the diluted weighted average shares outstanding and diluted income per share calculations. The basic and diluted net loss per share was $0.01 for the six months ended June 30, 2020. During the six months ended June 30, 2019, all of the Common Stock equivalents outstanding were anti-dilutive because of their respective conversion or exercise prices were higher than the average closing market price per share during the period. The basic and diluted income per share was $0.28 for the six months ended June 30, 2019, for the reasons previously noted. Potential shares of Common Stock as of June 30, 2020 that have been excluded from the computation of diluted net loss per share amounted to 1,097,380 shares, which included 765,380 outstanding warrants and 332,000 outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses and have generated little or no operating revenues for a number of years, as we concentrated on development of our Nicaraguan Concessions, which was a long-term, high-risk/reward exploration project in an otherwise unproven part of the world. Historically, we financed our operations through the issuance of equity and various short and long-term debt financing that contained some level of detachable warrants to provide the holders with a level of equity participation.

Related Party Debt Obligation

On May 13, 2020, the Company borrowed $41,000 from its Chairman, Chief Executive Officer and President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes.

Private Placement of Common Stock

During 2019, the Company raised $142,500 in cash through a private placement of 1,425,000 shares of Common Stock. It used the proceeds to pay the $50,000 nonrefundable deposit to acquire the Option relating to the Properties and for general working capital purposes.

Senior Secured Convertible Note

On May 7, 2015, the Company completed the private placement (the “May 2015 Private Placement”) of the May 2015 Note and a common stock purchase warrant to purchase 1,800,000 shares of Common Stock (the “Warrant”) with an institutional investor (the “Investor”). At the closing, the Investor acquired the May 2015 Note by paying $450,000 in cash and issuing a promissory note, secured by cash, with a principal amount of $9,550,000 (the “Investor Note”).

On May 23, 2019, and as amended on May 30, 2019, the Company and the Investor agreed to an omnibus resolution to these outstanding matters and entered into the Exchange Agreement and the Side-Letter Agreement, which are also described in Note 3 of the Notes to the Condensed Financial Statements, entitled “Debt.”

Short-Term Notes Extinguished

In November 2016, the Company issued a $200,000 convertible promissory note which required no principal or interest payments until its November 2017 maturity date and bears 8% interest. The proceeds of this note were used to retire the Company’s line-of-credit upon its maturity in November 2016 and for general working capital purposes. In April 2017, the Company borrowed $40,000 from the same holder under an unsecured credit facility with a private, third-party lender which is convertible at a rate of $5.00 per share. Such note required no principal or interest payments until its maturity date of April 19, 2018 and bears interest at 8% per annum. Both such notes were not retired at their respective dates of maturity and therefore were in default.

However, on June 19, 2019, the Company and the holder of such notes entered into an exchange agreement whereby such notes with an unpaid principal balance of $240,000 and related accrued interest totaling $45,020 were extinguished. Pursuant to such exchange agreement, the Company issued to such holder a new warrant to purchase up to 570,000 shares of Common Stock exercisable for $0.50 per share, with a termination date of June 19, 2026, and without any price protection or dilution provisions, in exchange for the extinguishment of such notes and related accrued interest.

Short-Term Notes Outstanding

On July 7, 2015 and July 15, 2015, the Company borrowed a total of $85,000 from two individuals under convertible notes payable with the conversion rate of $5.60 per share. The original terms of such notes were for a period of 90 days and such notes bore interest at 8% per annum. In connection with the issuance of such notes, the Company issued warrants for the purchase of a total of 34,000 shares of Common Stock at $5.60 per share, which is exercisable for a period of five years from the date of their issuance. Such notes were not paid at maturity and now are in default. The Company is attempting to negotiate a resolution to the defaults, but there can be no assurance that it will be successful in that regard.

On May 21, 2018 the Company borrowed $13,125 under an unsecured promissory note with a private third-party lender, which is convertible at a rate of $0.50 per share. During 2019, the Company borrowed an additional $56,000 from this same third-party lender under the same terms. In addition, during October 2019, the Company repaid $50,000 of principal on this note. Such note is due on demand and bears interest at 8% per annum.

In summary, as of June 30, 2020, the following debt was outstanding: (i) two promissory notes issued in July 2015 in the total principal amount of $85,000, which each matured in October 2016 and are in default; (ii) the December 2013 Note in the principal amount of $1,000,000, which was due in April 2016 and is in default, and for which the Company has entered into a term sheet with the objective of resolving the default and extinguishing the Company’s obligations in connection therewith; (iii) a $41,000 promissory note issued to our Chairman, Chief Executive Officer and President, which is due on demand, and (iv) a $19,125 convertible promissory note, which is also due on demand.

Capital Expenditures

On July 31, 2019, the Company acquired the Option to purchase the Properties. The Company paid the required nonrefundable $50,000 deposit, which was required to bind the Option to acquire the Properties for $2.5 million by December 31, 2019 in order to complete the transaction. In addition, the Company funded lease extensions underlying the Option, which totaled $26,415. The Company was unable to close on the Option prior to December 31, 2019 and the Company and Core have been negotiating for an extension and reduction in the price. There can be no assurance that the Company will be able to negotiate an extension or reduction in price or will be able to obtain the required financing or obtain it on terms favorable to the Company or its shareholders in order to acquire the Properties. Accordingly, all costs associated with the Option to acquire the Properties was expensed upon expiration of the Option on December 31, 2019 and the extension remains unresolved at June 30, 2020.

The Company is seeking new sources of debt and equity capital to fund the substantial needs enumerated above. The Company is attempting to obtain extensions of the maturity dates for its debt or compromises of the debt. The Company has been successful in restructuring certain obligations that were in default during 2019, however it has not accomplished any similar restructuring or extinguishments during the six months ended June 30, 2020. There can be no assurance that it will be able to obtain additional funding, extensions or restructurings during the balance of 2020 or what the terms of such transactions will be in the event such transactions are consummated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of June 30, 2020, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which we are involved is set forth in Note 8 of the Notes to the Condensed Financial Statements, entitled “Commitments and Contingencies – Litigation”, which is included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and such information is incorporated by reference into this Item 1.

In addition to such legal proceedings, we may become involved in various other claims and threatened legal proceedings arising in the normal course of our businesses. At this time, we do not believe any material losses under such other claims and threatened proceedings to be probable. While the ultimate outcome of such legal proceedings cannot be predicted with certainty, it is in the opinion of management, after consultation with legal counsel, that the final outcome in such proceedings, in the aggregate, would not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(c) Exhibits.

21.1	Subsidiaries of Registrant

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinity Energy Resources, Inc.

By:	/s/ Stanton E. Ross	Dated: August 12, 2020
Stanton E. Ross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel F. Hutchins	Dated: August 12, 2020
Daniel F. Hutchins
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ John Loeffelbein	Dated: August 12, 2020
John Loeffelbein
Chief Operating Officer

