Form 10-Q
period 2020-09-30
INFINITY ENERGY RESOURCES, INC
filed 2020-10-21
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

(913) 948-9512

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
—	—	—

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of capital, as of the latest practicable date:

Class	Outstanding at October 20, 2020
Common Stock, $0.0001 par value per share	18,548,265

PART I - FINANCIAL INFORMATION

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,235	$1,785
Deposit to acquire oil and gas property	75,000	—

Total current assets	148,235	1,785

Total assets	$148,235	$1,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,234,335	$6,091,453
Accrued liabilities (including $788,520 due to related party at September 30, 2020 and December 31, 2019)	3,747,468	3,777,580
Accrued interest	37,787	528,684
Asset retirement obligations	1,716,003	1,716,003
Notes payable, net	129,094	1,104,125

Total current liabilities	6,864,687	13,217,845

Derivative liabilities	868	1,116
Total liabilities	6,865,555	13,218,961
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, par value $.0001 per share, 75,000,000 shares authorized, 18,548,265 and 12,310,733 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,855	1,231
Additional paid-in capital	110,270,518	109,583,945
Accumulated deficit	(116,989,693)	(122,802,352)
Total stockholders’ deficit	(6,717,320)	(13,217,176)
Total liabilities and stockholders’ deficit	$148,235	$1,785

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Operating expenses:
General and administrative expenses	$120,168	$9,911	$226,235	$139,059

Total operating expenses	120,168	9,911	226,235	139,059

Operating loss	(120,168)	(9,911)	(226,235)	(139,059)

Other income (expense):
Interest expense	(67,370)	(19,967)	(111,496)	(70,266)
Gain on extinguishment of liabilities	6,150,142	—	6,150,142	2,413,280
Change in derivative fair value	824	(127,284)	248	(190,092)
Total other income (expense)	6,083,596	(147,251)	6,038,894	2,152,922

Income (loss) before income taxes	5,963,428	(157,162)	5,812,659	2,013,863
Income tax (expense) benefit	—	—	—	—

Net income (loss)	$5,963,428	$(157,162)	$5,812,659	$2,013,863

Basic and diluted net income (loss) per share:
Basic	$0.40	$(0.02)	$0.44	$0.25
Diluted	$0.36	$(0.02)	$0.43	$0.25
Weighted average shares outstanding – basic	14,820,900	8,699,978	13,147,455	8,129,779
Weighted average shares outstanding – diluted	16,641,125	8,699,978	13,754,197	8,129,779

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	7,712,569	$771	$109,080,273	$(124,647,127)	$(15,566,083)

Net loss	—	—	—	(171,618)	(171,618)

Balance, March 31, 2019	7,712,569	771	109,080,273	(124,818,745)	(15,737,701)

Issuance of common shares pursuant to exchange agreements	605,816	61	29,308	—	29,369

Issuance of common stock purchase warrants pursuant to exchange agreements	—	—	70,549	—	70,549

Net income	—	—	—	2,342,643	2,342,643

Balance, June 30, 2019	8,318,385	832	109,180,130	(122,476,102)	(13,295,140)

Issuance of common shares pursuant to Private Placement	1,375,000	137	137,363	—	137,500

Net loss	—	—	—	(157,162)	(157,162)

Balance, September 30, 2019	9,693,385	$969	$109,317,493	$(122,633,264)	$(13,314,802)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	12,310,733	$1,231	$109,583,945	$(122,802,352)	$(13,217,176)

Stock-based compensation	—	—	24,308	—	24,308

Net loss	—	—	—	(84,765)	(84,765)

Balance, March 31, 2020	12,310,733	1,231	109,608,253	(122,887,117)	(13,277,633)

Stock-based compensation	—	—	24,308	—	24,308

Net loss	—	—	—	(66,004)	(66,004)

Balance, June 30, 2020	12,310,733	1,231	109,632,561	(122,953,121)	(13,319,329)

Stock-based compensation	—	—	105,825	—	105,825

Issuance of common shares in consideration for deposit to acquire oil and gas property	500,000	50	74,950	—	75,000

Issuance of common shares pursuant to exchange agreements	737,532	74	132,682	—	132,756

Beneficial conversion feature on issuance of convertible note with detachable warrants to purchase common	—	—	325,000	—	325,000

Issuance of restricted stock	5,000,000	500	(500)	—	—

Net income	—	—	—	5,963,428	5,963,428

Balance, September 30, 2020	18,548,265	$1,855	$110,270,518	$(116,989,693)	$(6,717,320)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$5,812,659	$2,013,863
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liability	(248)	190,092
Stock-based compensation	154,441	—
Gain on exchange of debt and warrant obligations	(1,310,006)	(2,413,280)
Gain on derecognition of liabilities	(4,840,136)	—
Amortization of discount on convertible note payable	44,094	—

Change in operations assets and liabilities:
Decrease in accounts payable	(16,982)	(5,740)
Increase (decrease) in accrued liabilities	(30,112)	77,721
Increase in accrued interest	51,865	70,266
Net cash used in operating activities	(134,425)	(67,078)

Cash flows from investing activities
Deposit to acquire oil and gas property	—	(50,000)

Net cash used in investing activities	—	(50,000)

Cash flows from financing activities:
Repayment of notes payable pursuant to exchange agreement	(100,000)	—
Repayment of notes payable - related party	(41,000)	—
Repayment of notes payable	(19,125)	—
Proceeds from convertible note payable	325,000	56,000
Proceeds from private placement of common stock	—	137,500
Proceeds from issuance of note payable - related party	41,000	—

Net cash provided by financing activities	205,875	193,500

Net increase in cash and cash equivalents	71,450	76,422

Cash and cash equivalents:
Beginning	1,785	1,367
Ending	$73,235	$77,789
Supplemental cash flow information:
Cash paid for interest	$15,536	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature on issuance of convertible note payable with detachable warrants to purchase common stock	$325,000	$—
Issuance of common shares for deposit to acquire oil and gas property	$75,000	$—
Issuance of restricted common stock	$500	$500
Exchange of secured convertible note payable	$—	$2,197,231
Exchange of convertible notes payable - short term	$—	$240,000
Issuance of common shares pursuant to exchange agreements	$132,756	$29,369
Issuance of common stock purchase warrants pursuant to exchange agreements	$—	$70,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Condensed Financial Statements

September 30, 2020

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

Nature of Operations

Since 2009, we had planned to pursue the exploration of potential oil and gas resources in the United States and in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. We sold our wholly-owned subsidiary, Infinity Oil and Gas of Texas, Inc. (“Infinity Texas”) in 2012 and its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc. (“Infinity Wyoming”), was administratively dissolved in 2009.

We also began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, on July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). We paid a nonrefundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020, and in connection with the acquisition of the new Option, the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. There can be no assurance that the Company will obtain adequate financing in order to close on the acquisition prior to November 1, 2020 regardless of the reduced price or to enable it to conduct such subsequent capital raise, particularly in light of recent events including the coronavirus pandemic and its impact on the oil and gas industry.

If the Company is able to complete the acquisition, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the acquisition of the Properties prior to the Option termination date of November 1, 2020, subject to successfully obtaining adequate financing.

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

COVID–19 PANDEMIC

The unaudited condensed financial statements contained in this quarterly report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of September 30, 2020. Economies throughout the world have been and continue to be severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19). In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this quarterly report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

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

On March 5, 2009, we signed the contracts granting us the Nicaraguan Concessions. Since our acquisition of the Nicaraguan Concessions, we have conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data acquired over our Concessions. In April 2013, the Nicaraguan government formally approved our Environmental Impact Assessment, at which time we commenced significant activity under the initial work plan involving the acquisition of new seismic data on the two Nicaraguan Concessions. We undertook seismic shoots during late 2013 that resulted in the acquisition of new 2-D and 3-D seismic data and have reviewed it to select initial drilling sites for exploratory wells.

We relied on raising debt and equity capital to fund our ongoing maintenance/expenditure obligations under the Nicaraguan Concession, our day-to-day operations and corporate overhead because we have generated no operating revenues or cash flows in recent years. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and was in default was paid off on September 24, 2020. The Company has two other notes payable with principal balances of $85,000 as of September 30, 2020 are now in default. In January 2020, we abandoned the Concessions.

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

The Company is seeking new sources of debt and equity capital to fund the needs enumerated above. The Company is attempting to obtain extensions of the maturity dates for its debt or compromises regarding its debt. In addition, the Company will seek offers from industry operators and other third parties for interests in the Properties in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. The Company has extinguished and/or restructured certain obligations that were in default during 2019 and 2020; however, there can be no assurance that it will be able to obtain such new funding, extensions or additional restructurings or on what terms.

Due to the uncertainties related to the foregoing matters, there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financials are issued. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature (“BCF”) of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The BCF of a convertible note is measured by allocating a portion of the note’s proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on an allocated fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense using interest method.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of September 30, 2020 and December 31, 2019 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

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

The estimated fair value of the derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, (See Note 5 - Derivative Instruments) were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, par value $0.001 per share (the “Common Stock”), interest rates, the probability of both of the downward adjustment of the exercise price and the upward adjustment to the number of warrants as provided by the warrant agreement terms (See Note 5 - Derivative Instruments) and non-performance risk factors, among other items. The fair values for the warrant derivatives as of September 30, 2020 and December 31, 2019 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

September 30, 2020	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$868	$868

	$—	$—	$868	$868

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$1,116	$1,116

	$—	$—	$1,116	$1,116

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the periods ended September 30, 2020 and December 31, 2019.

Basic and Diluted Earnings (Loss) Per Share

Net earnings (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of shares of Common Stock outstanding. Diluted net earnings (loss) per share is based on the assumption that all dilutive convertible shares, warrants and stock options were converted or exercised or excluded from the calculations if their inclusion would be antidilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. The Company has a convertible notes payable which is potentially dilutive, and their potential dilutive effect is included in diluted earnings (loss) per share is included at the beginning of the period (or at the time of issuance, if later) if they have a dilutive effect or excluded from the calculations if their inclusion would be antidilutive.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019. The Company adopted ASU 2019-12 for fiscal year ending December 31, 2020 and the adoption resulted in no impact on the Company’s financial position, cash flows or results of operations.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have yet been issued. If an entity early adopts these amendments in an interim period, it should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that elects to early adopt the standard is required to adopt all of the amendments in the same period (i.e., an entity cannot select which amendments to early adopt). The Company is still evaluating the specific effect of this change. The Company will adopt ASU 2019-12 for fiscal year ending December 31, 2021.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Note 2 – Secured Convertible Note Payable

The Company’s Senior Secured Convertible Note Payable in the principal amount of $12.0 million, issued in May 2015 (the “Note”), was paid off and all related liabilities extinguished in 2019, therefore there was no balance outstanding as of September 30, 2020 and December 31, 2019.

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

Prior to the finalization of the Side-Letter Agreement, the estimate of the gain on exchange of debt and warrant obligations related to the Note as of September 30, 2019 was $2,161,441.

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

A summary of the estimated gain on exchange and extinguishment of debt and warrant obligations as of and for the nine months ended September 30, 2019 follows:

Amount
Exchange of secured convertible note – estimated at September 30, 2019 (See Note 2 above)	$2,161,441
Warrant issued to Placement Agent and exchanged on June 4, 2019 (See Note 2 above)	29,383
Convertible note exchanged on June 19, 2019 (See Note 3)	222,456

Gain on exchange of debt and warrant obligations	$2,413,280

Note 3 – Debt

Debt consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Notes payable, short term:
Convertible note payable, (less discount of $321,074 and $-0- as of September 30, 2020 and December 31, 2019, respectively)	$44,094	$—
Note payable (in default)	—	1,000,000
Note payable (in default)	50,000	50,000
Note payable (in default)	35,000	35,000
Note payable (due on demand)	—	19,125
Total notes payable, short-term	$129,094	$1,104,125

Convertible Note Payable – Short-term

On August 19, 2020, the Company entered into a securities purchase agreement with an accredited investor (the “August Investor”) for the Company’s senior unsecured convertible note due August 19, 2021 (the “August Note”), with an aggregate principal face amount of approximately $365,169. The August Note is, subject to certain conditions, convertible into an aggregate of 3,943,820 shares of Common Stock, at a price of $0.10 per share. The Company also issued a five-year common stock purchase warrant to purchase up to 800,000 shares of Common Stock at an exercise price of $0.50 per share (the “Fixed Conversion Price”), subject to customary adjustments (the “August Warrant”). The August Warrant is immediately exercisable and on a cashless basis if the shares underlying such warrant have not been registered within 180 days after the date of issuance. The August Investor purchased such securities from the Company for an aggregate purchase price of $325,000. The Company also granted the August Investor certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the August Investor of the shares underlying the August Warrant and the conversion of the August Note.

The August Note bears interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,500,000. The August Note is convertible at any time by the August Investor and the Company shall have the right to request that the August Investor convert the August Note in full or in part at the Fixed Conversion Price in the event that the VWAP (as defined in the August Note) of the Common Stock exceeds $0.75 for twenty consecutive trading days. In addition, pursuant to the August Note, so long as the August Note remains outstanding, the Company shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the Fixed Conversion Price without written consent of the August Investor.

The conversion of the August Note and the exercise of the August Warrant are each subject to beneficial ownership limitations such that the August Investor may not convert the August Note or exercise the August Warrant to the extent that such conversion or exercise would result in the August Investor being the beneficial owner in excess of 4.99% (or, upon election of the August Investor, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The Company and the August Investor agreed that for so long as the August Note and August Warrant remains outstanding, the August Investor has a right to participate in any issuance of Common Stock, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of the such subsequent financing.

The August Note and August Warrant each contain customary events of default, representations, warranties, agreements of the Company and the August Investor and customary indemnification rights and obligations of the parties thereto, as applicable.

The Note contains a BCF because the convertible portion or feature of the August Note provides a rate of conversion that is below market value and therefore is “in-the-money” when issued. The Company has recorded the BCF related to the issuance of the August Note when issued and also recorded the estimated fair value of the detachable August Warrant issued with the August Note.

The BCF of the August Note was measured by allocating a portion of the August Note’s proceeds to the detachable August Warrant (utilizing black-scholes methodology), and as a reduction of the carrying amount of the August Note equal to the intrinsic value of the conversion feature, both of which were credited to additional paid-in-capital as of the issuance date. The value of the proceeds received from the August Note was then allocated between the conversion features and August Warrant on an allocated fair value basis. The allocated value of the BCF and August Warrant exceeded the proceeds received from issuance of the August Note which was recorded as a discount from the face amount of the August Note. The discount is amortized over the term of the August Note under the interest method and is charged to interest expense.

Following is an analysis of the August Note as of its issuance date:

Amount
Allocation of August Note:
Amount allocated to beneficial conversion feature	$221,006
Amount allocated to detachable August Warrants	103,994
Amount allocated to original issue discount	40,169

Par value of August Note	365,169
Less: Discount	(365,169)

August Note balance – Net of discount on date of issuance	$—

Following is a summary of the August Note as of and for the nine months ended September 30, 2020 follows:

Amount
Balance December 31, 2019	$—
Issuance of August Note	—
Amortization of discount for the nine months ended September 30, 2020	44,094

Balance September 30, 2020, August Note – Net of discount	$44,094

Note Payable – Short-term

On December 27, 2013, the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “December 2013 Note”) with an original maturity date of March 12, 2014.

In connection with the December 2013 Note, the Company granted the lender a warrant (the “December 2013 Warrant”) exercisable to purchase 100,000 shares of its Common Stock at an exercise price of $15.00 per share. In connection with an extension to April 2015, the Company and such lender amended the date for exercise of the December 2013 Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the December 2013 Note to the new April 2015 maturity date (the “New Maturity Date”). If the Company failed to pay the December 2013 Note on or before the New Maturity Date, the number of shares issuable under the December 2013 Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the December 2013 Warrant remained the same. The December 2013 Warrant has been treated as a derivative liability whereby the value of December 2013 Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates. The December 2013 Warrant expired as of September 30, 2020 and is no longer exercisable.

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

In connection with the extension of the maturity date of the December 2013 Note to April 7, 2016, the Company also (i) issued the lender 20,000 shares of restricted Common Stock; (ii) decreased the exercise price of the December 2013 Warrant to $5.00 per share and extended the term of the December 2013 Warrant to a period commencing on the New Maturity Date and expiring on the third anniversary of such date; and (iii) paid $50,000 toward amounts due under the December 2013 Note. The Company issued no additional warrants to the lender in connection with the extension of the December 2013 Note to the New Maturity Date. If the Company failed to pay the December 2013 Note on or before the New Maturity Date, the number of shares issuable under the December 2013 Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the warrant remained the same. The Company failed to make the required payment previously described and the reset of the terms of the December 2013 Warrant occurred, however such warrant expired in March 2017 unexercised. The December 2013 Note may be prepaid without penalty at any time. The December 2013 Note is subordinated to all existing and future senior indebtedness, as such terms are defined in the December 2013 Note. The December 2013 Note was in default and the parties agreed to a resolution to this default, including completing the extinguishment of the note balance, accrued interest and revenue sharing agreement through an exchange agreement which is further described below.

The December 2013 Warrant was treated as a derivative liability whereby the value of the December 2013 Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability was revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The December 2013 Warrant expired in 2019 and is not deemed outstanding as of September 30, 2020 and December 31, 2019. The discount was amortized ratably through the original maturity date and each of the extended maturity dates. The Company recognized the value of the 20,000 shares of Common Stock issued ($104,000) and the increased value of the outstanding warrants due to the decrease in their exercise price ($68,716) as an additional discount on the December 2013 Note to be amortized ratably over the extended term of such note.

On September 24, 2020, the Company entered into an Exchange and Settlement Agreement (the “September Exchange Agreement”) with the December 2013 Note holder (the “Holder”), pursuant to which the Holder agreed to exchange the December 2013 Note in the original principal amount of $1,050,000, representing outstanding principal balance of $1,000,000 and accrued and unpaid interest thereon (which totaled $542,762 as of September 24, 2020), for (i) a cash payment in the amount of $100,000 and (ii) 737,532 newly issued shares of Common Stock (the “Exchange”).

In connection with the September Exchange Agreement, the Company and the Holder agreed to terminate the following agreements: (i) the preemptive rights agreement, dated as of December 27, 2013, between the Company and the Holder, (ii) the revenue sharing agreement, dated as of May 30, 2014, between the Company and the Holder, and (iii) the indemnity agreement, dated as of December 27, 2013, between the Company and the Holder. Additionally, pursuant to the September Exchange Agreement, the Holder acknowledged the expiration on March 12, 2017, by its terms, of a common stock purchase warrant, issued to the Holder, for the purchase of up to 100,000 shares of Common Stock. The Company and the Holder also agreed to provide mutual limited releases, releasing each of them from all liabilities and obligations to the other, as between them with respect to claims relating to the December 2013 Note, such preemptive rights agreement, the Holder’s warrant and all other agreements relating thereto.

The closing of the Exchange occurred concurrently with the execution of the September Exchange Agreement. At the closing, the Company made the $100,000 cash payment and issued 737,532 shares of Common Stock (valued at $132,756 based on the closing market price of the Common Stock on the date of the Exchange) to the Holder and the underlying documents and obligations summarized above were surrendered and/or cancelled.

A summary of the gain on exchange and extinguishment of debt and the related accrued interest as of and for the nine months ended September 30, 2020 follows:

Amount
Principal balance of December 2013 Note extinguished as a result of the Exchange	$1,000,000

Accrued interest extinguished as a result of the Exchange	542,762

Total obligations extinguished as a result of the Exchange	1,542,762

Cash payment to Holder as a result of the Exchange	(100,000)

Value of Common Stock issued as a result of the Exchange	(132,756)

Gain on extinguishment of debt and related accrued interest	$1,310,006

Other notes payable

The following notes were extinguished on June 19, 2019:

●	On November 8, 2016, the Company borrowed a total of $200,000 from an individual under a convertible note payable with a conversion rate of $5.00 per share. The note required no principal or interest payments until its maturity date of November 7, 2017 and bore interest at 8% per annum. The note was not paid on its original maturity date.

●	On April 20, 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which was convertible at a rate of $5.00 per share. The note required no principal or interest payments until its maturity date of April 19, 2018 and bore interest at 8% per annum. The note was not paid on its maturity date.

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

Following is an analysis of gain on extinguishment of the obligations pursuant to such exchange agreement on June 19, 2019:

Amount
Obligations extinguished on the date of exchange, June 19, 2019:
Convertible notes balance at the date of exchange, June 19, 2019	$240,000
Accrued interest on the convertible notes at the date of exchange, June 19, 2019	45,020

Securities issued in exchange for the obligations extinguished on the date of the exchange, June 19, 2019:
Value of the stock purchase warrant issued on the date of exchange, June 19, 2019	(62,564)

Gain on exchange of debt and warrant obligations	$222,456

Other than the December 2013 Note, at September 30, 2020, the Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015, the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of such note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the individual a warrant for the purchase of 5,000 shares of Common Stock at $5.60 per share for a period of five years from the date of such note. The terms of such note and warrant provide that should such note, and related interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in such warrant requires that such warrant be accounted for as derivative liability. The Company recorded the estimated fair value of such warrant totaling $22,314 as a discount on such note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, such note was extended for an additional 90 days, or until January 7, 2016, and later to May 7, 2016 and then to October 7, 2016. The Company did not repay such note by October 7, 2016. The Company and such lender are pursuing a resolution of this default. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the holder of such note common stock purchase warrants exercisable to purchase 5,000 shares of Common Stock on each extension date at an exercise price of $5.60 per share, which warrants are immediately exercisable and expire in five years. The value of the 5,000 warrants issued on January 7, 2016 totaled $379 and $131 on May 7, 2016, both of which were amortized over the extension period (through October 7, 2016). The related warrant derivative liability balance was $511 and $662 as of September 30, 2020 and December 31, 2019, respectively. See Note 5.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of such note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of Common Stock at $5.60 per share for a period of five years from the date of such note. The terms of such note and warrant provide that should such note, and related interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in such warrant requires that such warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of such warrant totaling $11,827 as a discount on such note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, such note was extended for an additional 90 days, or until January 15, 2016, and later to October 15, 2016. The Company did not repay such note by October 15, 2016. The Company is pursuing a resolution of this default, including an additional extension from the holder. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of Common Stock on each extension date at an exercise price of $5.60 per share, which warrants are immediately exercisable and expire in five years. The value of the 3,500 warrants on January 15, 2016 totaled $267 and $74 on October 2016, both of which were amortized over the extension period (through October 15, 2016). The related warrant derivative liability balance was $357 and $454 as of September 30, 2020 and December 31, 2019, respectively. See Note 5.

●	On May 21, 2018, the Company borrowed $13,125 under an unsecured promissory note with a private third-party lender, which is convertible into Common Stock at a rate of $0.50 per share. During June 2019 and August 2019, the Company borrowed an additional $50,500 and $5,500, respectively, from this same third-party lender under the same terms. Such note is due on demand and bears interest at 8% per annum. In October 2019 the Company repaid $50,000 in principal on this demand note and the remaining balance of $19,125 was paid off on August 19, 2020.

●	On May 13, 2020, the Company borrowed $41,000 from its Chairman, Chief Executive Officer and President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes. The outstanding principal on such note totaling $41,000 was paid off in full on August 19, 2020. During the nine months ended September 30, 2020, the Company accrued and paid a total of $654 of interest on this related party note payable.

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

In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options were available for grant to employees, officers, non-employee directors and consultants. An aggregate of 47,500 shares of Common Stock were reserved for issuance under the 2005 Plan and 2006 Plan; however, the 2005 Plan and the 2006 Plan have now expired, and no further issuances can be made. In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options could have been granted to employees, officers, non-employee directors and consultants. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of Common Stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has issued other stock options not pursuant to a formal plan with terms similar to the 2005 Plan and 2006 Plan.

At the Annual Meeting of Stockholders held on September 25, 2015, the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares of Common Stock for issuance under the 2015 Plan.

As of September 30, 2020, 500,000 shares were available for future grants under the 2015 Plan. All other Company plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility that would be used by an independent market participant in the valuation of certain of the Company’s warrants. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the nine months ended September 30, 2020 and 2019.

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	332,000	$41.86	2.29 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2020	332,000	$41.86	1.54 years	$—
Outstanding and exercisable at September 30, 2020	332,000	$41.86	1.54 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $-0- and $-0- during the nine months ended September 30, 2020 and 2019, respectively.

The intrinsic value as of September 30, 2020 related to the vested and unvested stock options as of that date was $-0-. The unrecognized compensation cost as of September 30, 2020 related to the unvested stock options as of that date was $-0-

Restricted stock grants. During 2019 and 2020, the Board of Directors granted restricted stock awards to the Company’s officers, directors and certain consultants. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over a period of time generally corresponding to quarterly or yearly anniversaries of the grant date. Unvested shares of restricted stock awards may be forfeited upon the termination of service of employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2020 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2019	750,000	$0.13
Granted	5,000,000	0.13
Vested	(625,000)	(0.13)
Forfeited	—	—
Nonvested balance, September 30, 2020	5,125,000	$0.13

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted granted aggregating $154,441 and $-0- during the nine months ended September 30, 2020 and 2019, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2020, there were $569,284 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next twenty-one months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2020 (October 1, 2020 through December 31, 2020)	2,000,000
2021	3,125,000
Total	5,125,000

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

The Company issued warrants to purchase an aggregate of 25,500 shares of Common Stock, in connection with various outstanding debt instruments which require derivative accounting treatment as of September 30, 2020 and December 31, 2019. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of September 30, 2020 and December 31, 2019 is as follows:

	As of September 30, 2020	As of December 31, 2019

Volatility – range	374.5%	316.2%
Risk-free rate	0.28%	1.69%
Contractual term	0.1 – .8 years	0.5 – 1.3 years
Exercise price	$5.60	$5.60
Number of warrants in aggregate	25,500	34,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2019	$1,116
Unrealized derivative gains included in other income/expense for the period	(248)

Balance at September 30, 2020	$868

Note 6 – Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2020:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2019	946,943	$1.78
Issued	800,000	0.50
Exercised/forfeited	(200,063)	(5.03)

Outstanding and exercisable at September 30, 2020	1,546,880	$0.70

The weighted average term of all outstanding common stock purchase warrants was 5.1 years as of September 30, 2020. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of September 30, 2020.

Note 7 – Income Taxes

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the net operating loss history of the Company maintaining a full reserve on all net deferred tax assets during the nine months ended September 30, 2020 and 2019. In addition, the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017 which significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018. Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at September 30, 2020. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $66,950,000 in accordance with its 2019 Federal Income tax return as filed, which expire from 2025 through 2038.

The Company has recently completed the filing of its tax returns for the tax years 2012 through 2019. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Management has not completed its review of whether such ownership changes have occurred as of September 30, 2020, and whether the Company currently is subject to an annual limitation or the possibility of the complete elimination of the net operating loss carry- forwards might have occurred. In addition, the Company may be further limited by additional ownership changes which may occur in the future.

Note 8 – Gain on Extinguishment of Liabilities

During the three and nine months ended September 30, 2020, the Company recorded gains on the extinguishment of liabilities through the negotiation of settlements with certain creditors and through the operation of law.

A summary of the estimated gain on exchange and extinguishment of trade payables, debt and warrant obligations as of and for the nine months ended September 30, 2020 and 2019 follows:

	September 30, 2020	September 30, 2019
Notes payable, short term:
Gain on extinguishment of debt and related accrued interest (See Note 3 above)	$1,310,006	$—
Extinguishment of trade payables	4,840,136	—
Exchange of secured convertible note – estimated at September 30, 2019 (See Note 2 above)	—	2,161,441
Warrant issued to Placement Agent and exchanged on June 4, 2019 (See Note 2 above)	—	29,383
Convertible note exchanged on June 19, 2019 (See Note 3)	—	222,456
Total notes payable, short-term	$6,150,142	$2,413,280

The Company incurred trade payable obligations totaling $4,840,136 during 2013 which were extinguished in 2020 pursuant to the relevant Statute of Limitations.

Note 9 – Commitments and Contingencies

The Company did not maintain insurance coverage on its U.S domestic oil and gas properties for a period of time that it owned oil and gas leases through its subsidiaries. Therefore, the Company was not in compliance with Federal and State laws regarding the U.S. domestic oil and gas properties it previously owned. The Company’s known compliance issues relate to the Texas Railroad Commission regarding the capping of abandoned wells, administrative filings and renewal permits relative to its Texas oil and gas properties that were sold in 2012 through a sale of its wholly-owned subsidiary Infinity Texas. The ultimate resolution of these compliance issues could have a material adverse impact on the Company’s financial statements.

Nicaraguan Concessions

The Company was in default of various provisions of the 30-year Concessions as of September 30, 2020, including (1) the drilling of at least one exploratory well on the Perlas concession block; (2) the shooting of additional seismic on the Tyra concession block; (3) the provision of the Ministry of Energy of Nicaragua with the required letters of credit in the amounts totaling $1,356,227 for the Perlas concession block and $278,450 for the Tyra concession block for exploration requirements on the leases; (4) payment of the 2016, 2017, 2018 and 2019 area fees required for both of the Concessions, which total approximately $194,485; and (5) payment of the 2016, 2017, 2018 and 2019 training fees required for both of the Concessions, totaling approximately $350,000. The Company had been seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate, domestic issues and other factors caused the Company to halt such efforts and abandon the Concessions in January 2020.

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by the Company’s former subsidiaries, Infinity Wyoming and Infinity Texas, were disposed during and prior to 2012; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations properly plug abandoned wells. Management believes the total asset retirement obligations recorded of $1,716,003 as of September 30, 2020 and December 31, 2019 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

Binding Term Sheet to Acquire Domestic Oil and Gas Properties

On July 31, 2019, we acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. We paid a nonrefundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020, and in connection with the acquisition of the new Option, the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. There can be no assurance that the Company will obtain adequate financing in order to close on the acquisition prior to November 1, 2020 regardless of the reduced price or to enable it to conduct such subsequent capital raise, particularly in light of recent events including the coronavirus pandemic and its impact on the oil and gas industry.

If the Company is able to complete the acquisition, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the acquisition of the Properties prior to the Option termination date of November 1, 2020, subject to successfully obtaining adequate financing. We must obtain new sources of debt and/or equity capital to fund the acquisition, develop and operate the Properties. Further, we can provide no assurance that we will be able to obtain sufficient new debt/equity capital to exercise the Option.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014, under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of September 30, 2020 and December 31, 2019, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 10 – Related Party Transactions

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the nine months ended September 30, 2020 and 2019. The amount due to such firm for services previously provided was $762,407 as of September 30, 2020 and December 31, 2019 and is included in accrued liabilities at both dates.

The Company’s Chief Operating Officer is a non-controlling member of Core. The Company acquired an Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 in 2019 to bind the original Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. On September 2, 2020, the parties acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020, and in connection with the acquisition of the new Option, the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. The Company issued 500,000 shares of Common Stock valued at $75,000 to Core in order to bind the new Option. There can be no assurance that the Company will obtain adequate financing in order to close on the acquisition prior to November 1, 2020 regardless of the reduced price or to enable it to conduct such subsequent capital raise, particularly in light of recent events including the coronavirus pandemic and its impact on the oil and gas industry.

As of September 30, 2020 and December 31, 2019, the Company had accrued compensation to its officers and directors of $1,829,208. The Board of Directors authorized the Company to cease compensation for its officers and directors, effective January 1, 2018.

On May 13, 2020, the Company borrowed $41,000 from its Chairman, CEO & President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes. The entire principal balance of the note was retired on August 19, 2020 and there is no remaining balance as of September 30, 2020. During the nine months ended September 30, 2020, the Company accrued and paid a total of $654 of interest on this related party note payable.

Note 11 –Net Earnings (Loss) Per Share

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic income per share - Net income (loss)	$5,963,428	$(157,162)	$5,812,659	$2,013,863

Less: Interest expense on convertible debt	46,529	—	46,529	—

Numerator for diluted income per share – Net income (loss)	$6,009,957	$(157,162)	$5,859,188	$2,013,863

Denominator for basic loss per share – weighted average shares outstanding	14,820,900	8,699,978	13,147,455	8,129,779

Dilutive effect of convertible debt outstanding	1,820,225		606,742

Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	16,641,125	8,699,978	13,754,197	8,129,779

Net loss per share:
Basic	$0.40	$(0.02)	$0.44	$0.25
Diluted	$0.36	$(0.02)	$0.43	$0.25

Basic loss per share is based upon the weighted average number of shares of Common Stock outstanding during the period. For the three and nine months ended September 30, 2020, the shares issuable upon conversion of the convertible debt issued on August 19, 2020 were considered Common Stock equivalents and therefore its dilutive effect was included in the computation of diluted income per share. All shares issuable upon conversion of convertible debt (other than the convertible debt issued on August 19, 2020) and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

For the three and nine months ended September 30, 2019, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

Note 12 – Subsequent Events

COVID–19 PANDEMIC

The unaudited condensed financial statements contained in this quarterly report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of September 30, 2020. Continuing after such date, we believe that our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the coronavirus (Covid-19) and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations in subsequent quarterly periods. In reading this quarterly report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties to the results of our operations in such subsequent periods caused by the outbreak of Covid-19.

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

Overview

The Company is an oil and natural gas exploration, development and production company, which is primarily in the business of drilling and operating oil & gas wells. Since 2009, the Company has planned to pursue the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. However, in January 2020, the Company abandoned the Concessions. The Company has also assessed various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States, such as in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). The Company intends to complete the acquisition of the Properties prior to the end of 2020, subject to successful renegotiations and obtaining adequate financing.

2020 Operational and Financial Objectives

COVID–19 PANDEMIC

The unaudited condensed financial statements contained in this quarterly report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of September 30, 2020. Economies throughout the world continue to be severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19). In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this quarterly report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

Corporate Activities

The Company’s 2020 operating objectives have focused on the resolution of obligations in default and to acquire the Properties.

Recent financing - On August 19, 2020, the Company entered into a securities purchase agreement with an accredited investor (the “August Investor”) for the Company’s senior unsecured convertible note payable due August 19, 2021 (the “August Note”), with an aggregate principal face amount of approximately $365,169. The August Note is, subject to certain conditions, convertible into an aggregate of 3,943,820 shares of Common Stock, at a price of $0.10 per share (the “Fixed Conversion Price”). The Company also issued a five-year common stock purchase warrant (the “August Warrant”) to purchase up to 800,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments. The August Warrant is immediately exercisable and on a cashless basis if the shares underlying such warrant have not been registered within 180 days after the date of issuance. The August Investor purchased such securities from the Company for an aggregate purchase price of $325,000. The Company also granted the August Investor certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the August Investor of the shares underlying the August Warrant and the conversion of the August Note.

The August Note bears interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,500,000. The August Note is convertible at any time by the August Investor and the Company shall have the right to request that the August Investor convert the August Note in full or in part at the Fixed Conversion Price in the event that the VWAP (as defined in the August Note) of the Common Stock exceeds $0.75 for twenty consecutive trading days. In addition, pursuant to the August Note, so long as the August Note remains outstanding, the Company shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the Fixed Conversion Price, without written consent of the August Investor.

The conversion of the August Note and the exercise of the August Warrant are each subject to beneficial ownership limitations such that the August Investor may not convert the August Note or exercise the August Warrant to the extent that such conversion or exercise would result in the August Investor being the beneficial owner in excess of 4.99% (or, upon election of the August Investor, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The Company used the proceeds of the August Note to pay off $60,125 in principal balance of notes payable that were in default, to pay the $100,000 required by the exchange agreement described below and for general working capital.

Extinguishment of liabilities - On September 24, 2020, the Company entered into an Exchange and Settlement Agreement (the “Exchange Agreement”) with a note holder (the “Holder”), pursuant to which the Holder agreed to exchange its 8% promissory note in the original principal amount of $1,050,000, representing outstanding principal balance of $1,000,000 and accrued and unpaid interest thereon (which totaled $542,762 as of September 24, 2020), for (i) a cash payment in the amount of $100,000 and (ii) 737,532 newly issued shares of Common Stock (the “Exchange”).

In connection with the Exchange Agreement, the Company and the Holder agreed to terminate the following agreements: (i) the preemptive rights agreement, dated as of December 27, 2013, between the Company and the Holder, (ii) the revenue sharing agreement, dated as of May 30, 2014, between the Company and the Holder and (iii) the indemnity agreement, dated as of December 27, 2013, between the Company and the Holder. Additionally, pursuant to the Exchange Agreement, the Holder acknowledged the expiration on March 12, 2017, by its terms, of a common stock purchase warrant, issued to the Holder, for the purchase of up to 100,000 shares of Common Stock. The Company and the Holder also agreed to provide mutual limited releases, releasing each of them from all liabilities and obligations to the other, as between them with respect to claims relating to the Note, such preemptive rights agreement, the Holder’s warrant and all other agreements relating thereto.

The closing of the Exchange occurred concurrently with the execution of the Exchange Agreement. At the closing, the Company made the $100,000 cash payment and issued 737,532 shares of Common Stock (valued at $132,756 based on the closing market price of the shares on the date of the Exchange) to the Holder and the underlying documents and obligations summarized above were surrendered and/or cancelled.

Option to Acquire Oil and Gas Properties - On July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for the Properties. We paid a nonrefundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020, and in connection with the acquisition of the new Option, the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. There can be no assurance that the Company will obtain adequate financing in order to close on the acquisition prior to November 1, 2020 regardless of the reduced price or to enable it to conduct such subsequent capital raise, particularly in light of recent events including the coronavirus pandemic and its impact on the oil and gas industry.

If the Company is able to complete the acquisition, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the acquisition of the Properties prior to the Option termination date of November 1, 2020, subject to successfully obtaining adequate financing.

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

Comparison of the Three Months Ended September 30, 2020 and 2019

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

General and Administrative Expenses

General and administrative expenses was $120,168 for the three months ended September 30, 2020, an increase of $110,257, or 1,112%, from our general and administrative expenses of $9,911 for the same period in 2019. The increase in general and administrative expenses is primarily attributable to stock-based compensation expense totaling $105,825 related to the restricted stock granted to our officers, directors and certain consultants during the three months ended September 30, 2020. The restricted stock granted will continue to be amortized through June 2022.

Interest Expense

Interest expense increased $47,403, or 237%, to $67,370 for the three months ended September 30, 2020, from $19,967 for the three months ended September 30, 2019. The increase is primarily attributable to the August Note, which has a principal balance of $365,169 and bears interest at an 8% rate. The Company used the proceeds of the August Note to pay off $60,125 in principal balance of notes payable that were in default, to pay the $100,000 required by the Exchange Agreement and for general working capital.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue to pursue short-term borrowings with high interest rates.

Gain on Extinguishment of Liabilities

The gain on extinguishment of liabilities is attributable to two transactions that extinguished outstanding liabilities during the three months ended September 30, 2020; (i) the Exchange Agreement, which extinguished a promissory note with an outstanding principal balance of $1,000,000, $542,762 in accrued interest and other obligations previously outstanding and resulting in a total gain of $1,310,006, and (ii) the extinguishment of trade payable obligations totaling $4,840,136 that arose during 2013 which were extinguished in 2020 pursuant to the relevant statute of limitations.

No similar extinguishments of liabilities occurred during the three months ended September 30, 2019.

Change in Derivative Fair Value

The conversion feature in certain of the Company’s outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes outstanding during 2020 and 2019 are treated as derivative instruments because such notes and warrants contain ratchet and anti-dilution provisions. The market-to-market process resulted in a gain of $824 during the three months ended September 30, 2020 and a loss of $127,284 during the three months ended September 30, 2019.

Income Tax

The Company recorded no income tax benefit (expense) in the three months ended September 30, 2020. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at September 30, 2020. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the three months ended September 30, 2020 and 2019.

Net Income (Loss)

As a result of the above, the Company reported net income of $5,963,428 for the three months ended September 30, 2020, compared to a net loss of $157,162 for the same period in 2019. This represents an improvement of $6,120,590.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents included in the diluted computation represent shares of Common Stock issuable upon the assumed conversion of convertible debt and assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of Common Stock equivalents would have an anti-dilutive effect. In addition, in periods in which there is net income and the effect of including Common Stock equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the Common Stock equivalents are higher than the average closing market price per share) such anti-dilutive Common Stock equivalents would also be excluded from the calculation of basic and diluted weighted average shares outstanding.

During the three months ended September 30, 2020, the shares of Common Stock issuable upon conversion of the August Note were considered Common Stock equivalents and therefore the dilutive effect of such issuance was included in the computation of diluted income per share. All shares of Common Stock issuable upon conversion of convertible debt (other than the August Note) and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share for the three months ended September 30, 2020.

During the three months ended September 30, 2019, all of the Common Stock equivalents outstanding were anti-dilutive because of the net losses incurred during such period and their respective conversion or exercise prices were higher than the average closing market price per share during such period. Therefore, all of the Common Stock equivalents outstanding during the three months ended September 30, 2019 were excluded from the diluted weighted average shares outstanding and diluted income per share calculations.

The basic and diluted net earnings per share were $0.40 and $0.36 for the three months ended September 30, 2020, respectively. The basic and diluted net loss per share were both $0.02 for the three months ended September 30, 2019.

Potential equivalent shares of Common Stock as of September 30, 2020 totaled 5,822,700 shares of Common Stock, which included 3,943,820 shares of Common Stock underlying convertible debt, 1,546,880 shares of Common Stock underlying outstanding warrants and 332,000 shares of Common Stock underlying outstanding stock options.

Comparison of the Nine months Ended September 30, 2020 and 2019

Results of Operations

Revenue

The Company had no revenues in either 2020 or 2019 because it increasingly focused on the acquisition of domestic oil and gas properties, resulting in its acquisition of the Option on September 2, 2020.

Production and Other Operating Expenses (Income)

The Company had no production related operating expenses in either 2020 or 2019. The Company sold its investment in Infinity Texas in July 2012 and held no developed or undeveloped oil and gas properties in the United States in 2020 and 2019.

The Company has no domestic exploration and development activities.

General and Administrative Expenses

General and administrative expenses was $226,235 for the nine months ended September 30, 2020, an increase of $87,176, or 63%, from our general and administrative expenses of $139,059 in the same period in 2019. The increase in general and administrative expenses is primarily attributable to stock based compensation expense totaling $154,441 related to the restricted stock granted to our officers, directors and certain consultants during the nine months ended September 30, 2020, offset by the abandonment of our Nicaraguan Concessions, which reduced our general and administrative expenses by $77,784. The restricted stock granted to our officers, directors and certain consultants will continue be amortized through June 2022.

Interest Expense

Interest expense increased to $111,496 for the nine months ended September 30, 2020, compared to $70,266 for the nine months ended September 30, 2019, an increase of $41,230, or 59%. The Company issued the August Note, which has a principal balance of $365,169 and bears interest at an 8% rate. The Company used the proceeds of the August Note to pay off $60,125 in principal balance of notes payable that were in default, to pay the $100,000 required by the Exchange Agreement and for general working capital.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue to pursue short-term borrowings with high interest rates.

Gain on Extinguishment of Liabilities

The gain on extinguishment of liabilities is attributable to two transactions that extinguished outstanding liabilities during the nine months ended September 30, 2020; (i) the Exchange Agreement which extinguished a promissory note with an outstanding principal balance of $1,000,000, $542,762 in accrued interest and other obligations previously outstanding and resulting in a total gain of $1,310,006, and (ii) the extinguishment of trade payable obligations totaling $4,840,136 that arose during 2013 which were extinguished in 2020 pursuant to the relevant statute of limitations.

The gain on extinguishment of liabilities during the 2019 period was attributable to the extinguishment of a senior secured convertible note in the principal amount of $12 million issued by the Company in May 2015 (the “May 2015 Note”), which had an approximate principal balance of $2.2 million, short term notes payable with a principal balance totaling $240,000 and a warrant to purchase 240,000 shares of Common Stock issued to the placement agent for the Company’s May 2015 private placement transaction during the nine months ended September 30, 2019. The Company and the holders of these obligations agreed to extinguish the existing obligations (which were in default) in exchange for the issuance of shares of Common Stock or new warrants to purchase shares of Common Stock with no price or dilution protection. Upon exchange of such securities, the existing obligations were cancelled and such note holders signed agreements which released the Company of all obligations related to such securities. As a result, the Company extinguished such original securities/obligations and recorded the issuance of the new obligations at their fair value on the date of exchange, resulting in an estimated total gain of $2,413,280 during the nine months ended September 30, 2019.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes outstanding during 2020 and 2019 are treated as derivative instruments because such notes and warrants contain ratchet and anti-dilution provisions. The market-to-market process resulted in a gain of $248 during the nine months ended September 30, 2020, compared to a loss of $190,092 during the nine months ended September 30, 2019.

Income Tax

The Company recorded no income tax benefit (expense) in the nine months ended September 30, 2020. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at September 30, 2020. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the nine months ended September 30, 2020 and 2019.

Net Income (Loss)

The Company reported net income of $5,812,659 for the nine months ended September 30, 2020, compared to net income of $2,013,863 for the same period in 2019. This represents an improvement of $3,798,796.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net loss by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents included in the diluted computation represent shares of Common Stock issuable upon the assumed conversion of convertible debt and assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of Common Stock equivalents would have an anti-dilutive effect. In addition, in periods in which there is net income and the effect of including Common Stock equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the Common Stock equivalents are higher than the average closing market price per share) such anti-dilutive Common Stock equivalents would also be excluded from the calculation of basic and diluted weighted average shares outstanding.

During the nine months ended September 30, 2020, the shares of Common Stock issuable upon conversion of the August Note were considered Common Stock equivalents and therefore its dilutive effect was included in the computation of diluted income per share. All shares of Common Stock issuable upon conversion of convertible debt (other than the August Note) and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share for the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, all of the Common Stock equivalents outstanding were anti-dilutive because of their respective conversion or exercise prices were higher than the average closing market price per share during such period. Therefore, all of the Common Stock equivalents outstanding during the nine months ended September 30, 2019 were excluded from the diluted weighted average shares outstanding and diluted income per share calculations.

The basic and diluted net earnings per share were $0.44 and $0.43 for the nine months ended September 30, 2020, respectively. The basic and diluted net earnings per share were both $0.25 for the nine months ended September 30, 2019.

Potential equivalent shares of Common Stock as of September 30, 2020 totaled 5,822,700 shares of Common Stock, which included 3,943,820 shares of Common Stock underlying the conversion of debt, 1,546,880 shares of Common Stock underlying outstanding warrants and 332,000 shares of Common Stock underlying outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses and have generated little or no operating revenues for a number of years, as we concentrated on development of our Nicaraguan Concessions, which was a long-term, high-risk/reward exploration project in an otherwise unproven part of the world. We abandoned the Nicaragua development project in early 2020 due to the challenging economic and political issues in Nicaragua and the oil and gas industry in general. We are now assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, we have acquired the Option to purchase the Properties. We intend to acquire, develop and commence operations on the Properties during the remainder of 2020 and in 2021. The exercise of the Option will require us to raise substantial capital to accomplish our operating plan, which cannot be assured. Historically, we financed our operations through the issuance of equity and various short and long-term debt financing that contained some level of detachable warrants to provide the holders with a level of equity participation.

Issuance of Convertible Notes Payable

On August 19, 2020, the Company issued the August Note, with an aggregate principal face amount of approximately $365,169. The August Note is, subject to certain conditions, convertible into an aggregate of 3,943,820 shares of Common Stock, at a price of $0.10 per share. The Company also issued the August Warrant to purchase up to 800,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments. The August Warrant is immediately exercisable and on a cashless basis if the shares of Common Stock underlying such warrant have not been registered within 180 days after the date of issuance. The August Investor purchased such securities from the Company for an aggregate purchase price of $325,000. The Company also granted the August Investor certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the August Investor of the shares underlying the August Warrant and the August Note.

The Company used the proceeds of the August Note to pay off $60,125 in principal balance of notes payable that were in default, to pay the $100,000 required by the Exchange Agreement and for general working capital.

The convertible note payable is further described in Note 3 of the Notes to the Unaudited Condensed Financial Statements, entitled “Debt.”

Related Party Debt Obligation

On May 13, 2020, the Company borrowed $41,000 from its Chairman, Chief Executive Officer and President in the form of an unsecured promissory note bearing 6% interest and due on demand. This note was paid off in full on August 19, 2020. The proceeds from such issuance were used for general working capital purposes.

Senior Secured Convertible Note

On May 7, 2015, the Company completed the private placement (the “May 2015 Private Placement”) of the May 2015 Note and a common stock purchase warrant to purchase 1,800,000 shares of Common Stock with an institutional investor. At the closing, such investor acquired the May 2015 Note by paying $450,000 in cash and issuing a promissory note, secured by cash, with a principal amount of $9,550,000.

On May 23, 2019, and as amended on May 30, 2019, the Company and such investor agreed to an omnibus resolution to these outstanding matters and entered into an exchange agreement and side-letter agreement, which are described in Note 2 of the Notes to the Condensed Financial Statements, entitled “Debt.”

Extinguishment of Liabilities

On September 24, 2020, the Company entered into the Exchange Agreement with the Holder, pursuant to which the Holder agreed to exchange its 8% promissory note in the original principal amount of $1,050,000, representing outstanding principal balance of $1,000,000 and accrued and unpaid interest thereon (which totaled $542,762 as of September 24, 2020), for (i) a cash payment in the amount of $100,000 and (ii) 737,532 newly issued shares of Common Stock. The closing of the Exchange occurred concurrently with the execution of the Exchange Agreement. At the closing, the Company made the $100,000 cash payment and issued 737,532 shares of Common Stock (valued at $132,756 based on the closing market price of the Common Stock on the date of the Exchange) to the Holder and the underlying documents and obligations summarized above were surrendered and/or cancelled.

The Company incurred trade payable obligations totaling $4,840,136 during 2013 which were extinguished during the nine months ended September 30, 2020 pursuant to the relevant statute of limitations.

Short-Term Notes Outstanding

On July 7, 2015 and July 15, 2015, the Company borrowed a total of $85,000 from two individuals under convertible notes payable with the conversion rate of $5.60 per share. The original terms of such notes were for a period of 90 days and such notes bore interest at 8% per annum. In connection with the issuance of such notes, the Company issued warrants for the purchase of a total of 34,000 shares of Common Stock with exercise prices of $5.60 per share, which are exercisable for a period of five years from the date of their issuance. Such notes were not paid at maturity and are in default as of September 30, 2020. The Company is attempting to negotiate a resolution to the defaults, but there can be no assurance that it will be successful in that regard.

In summary, as of September 30, 2020, the following debt was outstanding: (i) two promissory notes issued in July 2015 in the total principal amount of $85,000, which have matured and are in now in default; (ii) and the unsecured convertible note payable in the principal amount of $365,169 and due August 19, 2021.

Capital Expenditures

On July 31, 2019, we acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. We paid a nonrefundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020, and in connection with the acquisition of the new Option, the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. There can be no assurance that the Company will obtain adequate financing in order to close on the acquisition prior to November 1, 2020 regardless of the reduced price or to enable it to conduct such subsequent capital raise, particularly in light of recent events including the coronavirus pandemic and its impact on the oil and gas industry.

If the Company is able to complete the acquisition, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the acquisition of the Properties prior to the Option termination date of November 1, 2020, subject to successfully obtaining adequate financing. We must obtain new sources of debt and/or equity capital to fund the acquisition, develop and operate the Properties. Further, we can provide no assurance that we will be able to obtain sufficient new debt/equity capital to exercise the Option.

Due to the uncertainties related to these matters, there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed financials are issued. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of September 30, 2020, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which Infinity Energy, Inc. (the “Company”, “we”, “us” or “our”) are involved is set forth in Note 9 of the Notes to the Unaudited Condensed Financial Statements, entitled “Commitments and Contingencies – Litigation”, which is included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and such information is incorporated by reference into this Item 1.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2020, the Company granted an aggregate of 5,000,000 shares of the Company’s restricted common stock, par value $0.0001 per share, to its two executive officers, a board member and a consultant outside of the Company’s existing equity compensation plans, and pursuant to certain Restricted Stock Agreements, each dated August 19, 2020. Such shares were issued in consideration for such individuals’ past and continued services to the Company as its executive officers and pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as such executive officers had sufficient sophistication and knowledge of the Company, and such issuances did not involve any form of general solicitation or general advertising.

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

Infinity Energy Resources, Inc.

By:	/s/ Stanton E. Ross	Dated: October 21, 2020
Stanton E. Ross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel F. Hutchins	Dated: October 21, 2020
Daniel F. Hutchins
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ John Loeffelbein	Dated: October 21, 2020
John Loeffelbein
Chief Operating Officer

