Form 10-K
period 2020-12-31
INFINITY ENERGY RESOURCES, INC
filed 2021-03-30
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Common Stock, par value $0.0001
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2020, the aggregate market value of the Registrant’s common equity held by non-affiliates, computed by reference to the closing price on June 30, 2020 ($0.15 per share) was $898,116.

The number of shares of our common stock issued and outstanding as of March 26, 2021 is 18,548,265.

Documents incorporated by reference:

None.

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

Part I

Item 1. Business.

DESCRIPTION OF BUSINESS

COVID – 19 Pandemic

The financial statements contained in this Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2020. Since early 2020, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19) and this may limit access to our management, support staff and professional advisors. In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this report on Form 10-K, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19. These factors may not only impact our operations, financial condition and our ability to raise capital to support our operations but our overall ability to react timely to mitigate the impact of this event. Furthermore, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

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

We also began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, on July 31, 2019 we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). We paid a nonrefundable deposit of $50,000 to bind the purchase option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2020 and the parties agreed on an extension of such option and a lower purchase price as described below in more detail under “Business Strategy and Recent Development.”

If we are able to complete the acquisition, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the acquisition of the Properties during the second quarter of 2021, subject to successfully obtaining adequate financing. In that regard, the Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance will be used to complete the acquisition and development of the Properties and to pay-off all outstanding Convertible Notes Payable. Core and the Company are finalizing the final purchase date and terms of the Properties which is expected to occur in the second quarter 2021.

We must continue to raise substantial amounts of debt and equity capital from available sources in the immediate future in order to fund the (i) the acquisition and development of the Properties under the Option; (ii) normal day-to-day operations and corporate overhead; and (iii) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2021.

We are actively pursuing new sources of debt and equity capital to fund the needs enumerated above. We intend to obtain extensions of the maturity dates for its debt and other obligations including compromises of the debt obligations. In addition, we will seek offers from industry operators and other third parties for interests in the Properties in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. We have also restructured certain obligations that were in default during 2020. However, there can be no assurance that it will be able to obtain such funding, extensions or additional restructurings or on what terms.

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

We were in default of various provisions of the 30-year Concession for both Perlas and Tyra blocks for several years and the Nicaraguan Government has terminated the Concessions. We had been seeking a resolution of these defaults including the ability to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults; however, the political climate and domestic issues, as well other factors, caused the Company to abandon such efforts and the Concessions in 2020. As a result, the Nicaraguan Concession agreement has been terminated and the Company has abandoned all of its efforts to extend, renew and/or renegotiate the terms of the Nicaraguan Concessions with the Nicaraguan government to cure the defaults as of December 31, 2020.

Business Strategy and Recent Development

Our 2020 operating objectives have focused on the resolution of obligations in default and to acquire the Properties.

Recent financings –

Issuance of Convertible Preferred Stock - On March 26, 2021, the Company issued Convertible Preferred Stock (the “Preferred Stock”), with an aggregate principal face amount of up to $2,500,000 subject to a 10% original issue discount. The Preferred Stock is, subject to certain conditions, convertible into common stock at a rate of $0.32 per share and will be subject to a 10% dividend rate per annum, payable quarterly in cash or registered common stock, subject to equity conditions. The Holders were also granted demand registration rights. The Company issued warrants in addition to the Preferred Stock investors to purchase up to 6,410,250 shares (assuming the $2.5 million offering is fully subscribed) of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments. The common stock purchase warrants are exercisable commencing six months after issuance on a cashless basis at the Holders discretion with a term of five years. On March 26, 2021 investors purchased Preferred Stock with an aggregate cash purchase price of $2,050,000 together with warrants to purchase a total of 5,256,410 shares of common stock. The Company will allow additional investor purchases to complete the entire offering of an aggregate principal face amount of up to $2,500,000 before closing such offering.

The Company intends to use the proceeds of the Convertible Preferred Stock Offering to complete the acquisition and development of the Properties, to pay-off all outstanding convertible notes payable and for general working capital.

Issuance of Convertible Notes Payable - On August 19, 2020, we entered into a securities purchase agreement with an accredited investor (the “August Investor”) for our senior unsecured convertible note payable due August 19, 2021 (the “August Note”), with an aggregate principal face amount of approximately $365,169. The August Note is, subject to certain conditions, convertible into an aggregate of 3,943,820 shares of Common Stock, at a price of $0.10 per share (the “Fixed Conversion Price”). We also issued a five-year common stock purchase warrant (the “August Warrant”) to purchase up to 800,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments. The August Warrant is immediately exercisable and on a cashless basis if the shares underlying such warrant have not been registered within 180 days after the date of issuance. The August Investor purchased such securities from the Company for an aggregate purchase price of $325,000. We also granted the August Investor certain automatic and piggy-back registration rights whereby we agreed to register the resale by the August Investor of the shares underlying the August Warrant and the conversion of the August Note.

The August Note bears interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by us at any time in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest in the event of the consummation by us of any public or private offering or other financing pursuant to which we receive gross proceeds of at least $2,500,000. The August Note is convertible at any time by the August Investor and we shall have the right to request that the August Investor convert the August Note in full or in part at the Fixed Conversion Price in the event that the VWAP (as defined in the August Note) of the Common Stock exceeds $0.75 for twenty consecutive trading days. In addition, pursuant to the August Note, so long as the August Note remains outstanding, we shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the Fixed Conversion Price, without written consent of the August Investor.

The conversion of the August Note and the exercise of the August Warrant are each subject to beneficial ownership limitations such that the August Investor may not convert the August Note or exercise the August Warrant to the extent that such conversion or exercise would result in the August Investor being the beneficial owner in excess of 4.99% (or, upon election of the August Investor, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to us, provided that any increase in such limitation will not be effective until 61 days following notice to us.

We used the proceeds of the August Note to pay off $60,125 in principal balance of notes payable that were in default, to pay the $100,000 required by the Exchange Agreement (as defined and described below) and for general working capital.

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

In connection with the Exchange Agreement, we and the Holder agreed to terminate the following agreements: (i) the preemptive rights agreement, dated as of December 27, 2013, between the Company and the Holder, (ii) the revenue sharing agreement, dated as of May 30, 2014, between the Company and the Holder and (iii) the indemnity agreement, dated as of December 27, 2013, between the Company and the Holder. Additionally, pursuant to the Exchange Agreement, the Holder acknowledged the expiration on March 12, 2017, by its terms, of a common stock purchase warrant, issued to the Holder, for the purchase of up to 100,000 shares of Common Stock. We and the Holder also agreed to provide mutual limited releases, releasing each of them from all liabilities and obligations to the other, as between them with respect to claims relating to the Note, such preemptive rights agreement, the Holder’s warrant and all other agreements relating thereto.

The closing of the Exchange occurred concurrently with the execution of the Exchange Agreement. At the closing, we made the $100,000 cash payment and issued 737,532 shares of Common Stock (valued at $132,756 based on the closing market price of the shares on the date of the Exchange) to the Holder and the underlying documents and obligations summarized above were surrendered and/or cancelled.

Option to Acquire Oil and Gas Properties - On July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for the Properties (the “Acquisition”). We paid a nonrefundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. We were not able to exercise the Option prior to December 31, 2019. On September 2, 2020, we acquired a new option from Core under similar terms as the previous Option (the “New Option”). The New Option grants us the right to acquire 100% of the working and leasehold interests in the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and we agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement which extended the New Option to January 11, 2021 which the parties are currently finalizing another extension.

We intend to complete the acquisition of the Properties during the second quarter of 2021, subject to successfully obtaining adequate financing. In that regard, the Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance will be used to complete the acquisition and development of the Properties and to pay-off all outstanding Convertible Notes Payable . Core and the Company are finalizing the final purchase date and terms of the Properties which is expected to occur in the second quarter 2021.

Upon completion of the Acquisition, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the Acquisition during the second quarter 2021.

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

Employees

We have three employees, our CEO, COO and CFO, whose compensation has primarily been in the form of restricted stock grants. All cash salaries were suspended effective January 1, 2018. We also use outside contractors to perform services.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

This section contains an explanation and detail of some of the relevant project groupings from our overall inventory of projects and prospects. Our sole focus in previous years has been our Nicaraguan Concessions, which were located in the Caribbean Sea, offshore Nicaragua, which we have abandoned all of our efforts during 2020. During 2019 and 2020 we began implementing our strategy to acquire and develop oil producing properties in the continental United States. In that regard, we acquired an option to acquire oil and gas leases in central Kansas on approximately 11,000 acres (the “Properties”).

Kansas Properties

On July 31, 2019 we acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. We paid a nonrefundable deposit of $50,000 to bind the purchase option which gives it the right to acquire the Properties for $2.5 million prior to December 31, 2019. We were not able to exercise the option prior to December 31, 2019. On September 2, 2020, as described above, we acquired a New Option from which grants us the right to acquire 100% of the working and leasehold interests in the Properties at a reduced price of $900,000 prior to January 11, 2021, which the parties are finalizing another extension.

We intend to complete the acquisition of the Properties during the second quarter of 2021, subject to successfully obtaining adequate financing. In that regard, the Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance will be used to complete the acquisition and development of the Properties and to pay-off all outstanding Convertible Notes Payable . Core and the Company are finalizing the final purchase date and terms of the Properties which is expected to occur in the second quarter 2021.

Upon completion of the acquisition, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the acquisition of the Properties during the second quarter 2021.

Proved Reserves Reporting

We had no proved reserves as of December 31, 2020 and 2019.

Production, Prices and Production Costs

We had no production during the years ended December 31, 2020 or 2019.

Development, Exploration and Acquisition Capital Expenditures

The following table sets forth certain information regarding the costs we incurred in the purchase of proved and unproved properties and in development and exploration activities:

	2020	2019
Property acquisition costs:
Proved	$—	$—
Unproved		—
Total property acquisition costs	—	—
Development costs	—	—
Exploration costs	—	—

Total costs	$—	$—

We have capitalized the $75,000 value of common shares issued in consideration for the extension of the option to acquire the Kansas Oil & Gas option as a prepaid expense as of December 31, 2020. We expensed all of the costs related to the option to purchase the Kansas oil and gas properties totaling $76,415 during the year ended December 31, 2019 which expired on December 31, 2019.

There were no development, exploration or acquisition costs incurred during 2020 and 2019 on our domestic properties.

Drilling Activity

We had no drilling activity during the years ended December 31, 2020 or 2019.

Acreage Data

The following table sets forth the gross and net acres of developed and undeveloped oil and gas leases we held as of December 31, 2020.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Onshore U.S.	—	—	—	—
Offshore Nicaragua	—	—	—	—
Total	—	—	—	—

Item 3. Legal Proceedings.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2020 and 2019, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Joseph Ryan (“Ryan”) filed an action in the District Court of Johnson County, Kansas, number 20CV01493, on March 20, 2020 against Infinity Energy Resources, Inc. resulting from certain professional consulting services Ryan alleges he performed for Social, Environmental and Economic Impact Assessments during July 2012 through September 2015 on the Nicaraguan Concessions. Ryan alleges that such services were provided pursuant to oral agreements with Infinity. Ryan claims breach of contract for failure to pay $12,000 amounts invoiced and due. On December 23, 2020, Ryan filed a Motion for Default Judgment for $12,000 in unpaid invoices plus legal, fees, statutory interest and any expert testimony fees. The Company has filed a Motion to Dismiss the Lawsuit because plaintiff’s claims are barred by the statute of Limitations and defective service. The Company has included the expected impact of this litigation as a liability in its accounts payable as of December 31, 2020.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Infinity’s common stock trades on the Over-the-Counter QB Tier Market (OTCQB) under the symbol “IFNY” The following table sets forth the high and low closing bid prices for Infinity’s common stock as reported by the OTCQB. The closing price of the common stock on March 26, 2021 was $0.275 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2020	High	Low
1st Quarter	$0.18	$0.03
2nd Quarter	$0.44	$0.02
3rd Quarter	$0.23	$0.11
4th Quarter	$0.18	$0.11

Year Ended December 31, 2019	High	Low
1st Quarter	$0.19	$0.08
2nd Quarter	$0.19	$0.05
3rd Quarter	$0.20	$0.07
4th Quarter	$0.08	$0.04

Holders of Common Stock

At December 31, 2020, there were approximately 157 stockholders of record of our common stock.

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

At the Annual Meeting of Stockholders held on September 25, 2015 the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares for issuance under the Plan. No stock options or restricted stock has been issued under the 2015 Plan as of December 31, 2020.

As of December 31, 2020, 500,000 shares were available for future grants under the 2015 Plan as all other Plans have now expired.

The following table sets forth certain information regarding our stock option plans as of December 31, 2020:

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

None

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

The following information should be read in conjunction with the Financial Statements and Notes presented elsewhere in this Annual Report on Form 10-K. See Note 1 – “Summary of Significant Accounting Policies,” to the Financial Statements for the Years Ended December 31, 2020 and 2019.

2020 Operational and Financial Objectives

COVID–19 PANDEMIC

The financial statements contained in this Annual Report on Form 10-K as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2020. Economies throughout the world continue to be severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19). In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this Annual Report on Form 10-K, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

Corporate Activities

The Company’s 2020 operating objectives have focused on the resolution of obligations in default and to acquire the Properties.

Recent financings –

Issuance of Convertible Preferred Stock - On March 26, 2021, the Company issued Convertible Preferred Stock (the “Preferred Stock”), with an aggregate principal face amount of up to $2,500,000 subject to a 10% original issue discount. The Preferred Stock is, subject to certain conditions, convertible into common stock at a rate of $0.32 per share and will be subject to a 10% dividend rate per annum, payable quarterly in cash or registered common stock, subject to equity conditions. The Holders were also granted demand registration rights. The Company issued warrants in addition to the Preferred Stock investors to purchase up to 6,410,250 shares (assuming the $2.5 million offering is fully subscribed) of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments. The common stock purchase warrants are exercisable commencing six months after issuance on a cashless basis at the Holders discretion with a term of five years. On March 26, 2021 investors purchased Preferred Stock with an aggregate cash purchase price of $2,050,000 together with warrants to purchase a total of 5,256,410 shares of common stock. The Company will allow additional investor purchases to complete the entire offering of an aggregate principal face amount of up to $2,500,000 before closing such offering.

The Company intends to use the proceeds of the Convertible Preferred Stock Offering to complete the acquisition and development of the Properties, to pay-off all outstanding convertible notes payable and for general working capital.

Issuance of Convertible Notes Payable - On August 19, 2020, we entered into a securities purchase agreement with an accredited investor (the “August Investor”) for our senior unsecured convertible note payable due August 19, 2021 (the “August Note”), with an aggregate principal face amount of approximately $365,169. The August Note is, subject to certain conditions, convertible into an aggregate of 3,943,820 shares of Common Stock, at a price of $0.10 per share (the “Fixed Conversion Price”). We also issued a five-year common stock purchase warrant (the “August Warrant”) to purchase up to 800,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments. The August Warrant is immediately exercisable and on a cashless basis if the shares underlying such warrant have not been registered within 180 days after the date of issuance. The August Investor purchased such securities from the Company for an aggregate purchase price of $325,000. We also granted the August Investor certain automatic and piggy-back registration rights whereby we agreed to register the resale by the August Investor of the shares underlying the August Warrant and the conversion of the August Note.

The August Note bears interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by us at any time in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest in the event of the consummation by us of any public or private offering or other financing pursuant to which we receive gross proceeds of at least $2,500,000. The August Note is convertible at any time by the August Investor and we shall have the right to request that the August Investor convert the August Note in full or in part at the Fixed Conversion Price in the event that the VWAP (as defined in the August Note) of the Common Stock exceeds $0.75 for twenty consecutive trading days. In addition, pursuant to the August Note, so long as the August Note remains outstanding, we shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the Fixed Conversion Price, without written consent of the August Investor.

The conversion of the August Note and the exercise of the August Warrant are each subject to beneficial ownership limitations such that the August Investor may not convert the August Note or exercise the August Warrant to the extent that such conversion or exercise would result in the August Investor being the beneficial owner in excess of 4.99% (or, upon election of the August Investor, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to us, provided that any increase in such limitation will not be effective until 61 days following notice to us.

We used the proceeds of the August Note to pay off $60,125 in principal balance of notes payable that were in default, to pay the $100,000 required by the Exchange Agreement (as defined and described below) and for general working capital.

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

Option to Acquire Oil and Gas Properties - On July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for the Properties. We paid a nonrefundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement which extended the new Option to January 11, 2021 which the parties are finalizing another extension.

We intend to complete the acquisition of the Properties during the second quarter of 2021, subject to successfully obtaining adequate financing. In that regard, the Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance will be used to complete the acquisition and development of the Properties and to pay-off all outstanding Convertible Notes Payable . Core and the Company are finalizing the final purchase date and terms of the Properties which is expected to occur in the second quarter 2021.

Upon completion of the acquisition, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the acquisition of the Properties during the second quarter 2021.

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

For the Years Ended December 31, 2020 and 2019

Results of Operations

Revenue

The Company had no revenues in either 2020 or 2019 because it focused on the acquisition of domestic oil and gas properties, resulting in its Option for the Properties on July 31, 2019.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2020 or 2019. The Company sold its investment in Infinity-Texas in July 2012 and held no developed or undeveloped oil and gas properties in the United States in 2020 and 2019. The Company has been pursuing the acquisition of oil producing properties in the Central Kansas Uplift region containing existing production on approximately11,000 contiguous acres. The Company expects the acquisition to be closed in the first quarter of 2021 assuming the Company obtains adequate financing.

The Company has no current domestic exploration and development activities other than the pursuit of the above-mentioned Central Kansas Uplift Project.

General and Administrative Expenses

General and administrative expenses were $316,299 for the year ended December 31, 2020, a decrease of $102,460, or 24%, from our general and administrative expenses of $418,759 in the same period in 2019. The decrease in general and administrative expenses is primarily attributable to several expenses including the $76,415 charge-off of the expired Option and the $77,784 related to our abandoned Nicaraguan Concessions which both occurred in 2019 and did not re-occur in 2020. These decreases in expenses were offset by an increase of $49,951 related to the restricted stock granted to our officers, directors and certain consultants during 2020. The restricted stock granted to our officers, directors and certain consultants will continue be amortized through June 2021.

Interest Expense

Interest expense increased to $210,931 for the year ended December 31, 2020, compared to $92,452 for the year ended December 31, 2019, an increase of $118,479, or 128%. The Company issued the August Note, which has a stated principal balance of $365,169 and bears interest at an 8% rate. The Company used the proceeds of the August Note to pay off $60,125 in principal balance of notes payable that were in default, to pay the $100,000 required by the Exchange Agreement and for general working capital. The August Note resulted in cash interest accrued of $10,725 and the amortization to interest expense of the related discount totaling $133,563 during the year ended December 31, 2020.

The Company’s current financial condition has made traditional bank loans and customary financing terms unattainable; therefore, the Company will need to continue to pursue short-term borrowings with high interest rates especially in light of the Company trying to close on the Option to acquire the Central Kansas Uplift project in early 2021.

Gain on Extinguishment of Liabilities

The gain on extinguishment of liabilities is attributable to two transactions that extinguished outstanding liabilities during the year ended December 31, 2020; (i) the Exchange Agreement which extinguished a promissory note with an outstanding principal balance of $1,000,000, $542,762 in accrued interest and other obligations previously outstanding and resulting in a total gain of $1,310,006, and (ii) the extinguishment of trade payable obligations totaling $4,840,136 that arose during 2013 which were extinguished in 2020 pursuant to the relevant statute of limitations.

The gain on extinguishment of liabilities during the 2019 period was attributable to the extinguishment of a senior secured convertible note in the principal amount of $12 million issued by the Company in May 2015 (the “May 2015 Note”), which had an approximate principal balance of $2.2 million, short term notes payable with a principal balance totaling $240,000 and a warrant to purchase 240,000 shares of Common Stock issued to the placement agent for the Company’s May 2015 private placement transaction during the year ended December 31, 2019. The Company and the holders of these obligations agreed to extinguish the existing obligations (which were in default) in exchange for the issuance of shares of Common Stock or new warrants to purchase shares of Common Stock with no price or dilution protection. Upon exchange of such securities, the existing obligations were cancelled, and such note holders signed agreements which released the Company of all obligations related to such securities. As a result, the Company extinguished such original securities/obligations and recorded the issuance of the new obligations at their fair value on the date of exchange, resulting in a total gain of $2,445,700 during the year ended December 31, 2019.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes outstanding during 2020 and 2019 are treated as derivative instruments because such notes and warrants contain ratchet and anti-dilution provisions. The mark-to-market process resulted in a gain of $795 during the year ended December 31, 2020, compared to a loss of $89,714 during the year ended December 31, 2019.

Income Tax

The Company recorded no income tax benefit (expense) in the year ended December 31, 2020. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at December 31, 2020. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the year ended December 31, 2020 and 2019.

Net earnings

The Company reported net earnings of $5,623,707 for the year ended December 31, 2020, compared to net earnings of $1,844,775 for the same period in 2019. This represents an improvement of $3,778,932 which was primarily attributable to the extinguishment of liabilities during 2020 that will not likely reoccur.

Basic and Diluted earnings per Share

Basic earnings per share is computed by dividing the net earnings by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net earnings per share is computed by dividing the net earnings by the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents included in the diluted computation represent shares of Common Stock issuable upon the assumed conversion of convertible debt and assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of Common Stock equivalents would have an anti-dilutive effect. In addition, in periods in which there is net earnings and the effect of including Common Stock equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the Common Stock equivalents are higher than the average closing market price per share) such anti-dilutive Common Stock equivalents would also be excluded from the calculation of basic and diluted weighted average shares outstanding.

During the year ended December 31, 2020, the shares of Common Stock issuable upon conversion of the August Note were considered Common Stock equivalents and therefore its dilutive effect was included in the computation of diluted income per share. All shares of Common Stock issuable upon conversion of convertible debt (other than the August Note) and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted earnings per share for the year ended December 31, 2020.

During the year ended December 31, 2019, all of the Common Stock equivalents outstanding were anti-dilutive because of their respective conversion or exercise prices were higher than the average closing market price per share during such period. Therefore, all of the Common Stock equivalents outstanding during the year ended December 31, 2019 were excluded from the diluted weighted average shares outstanding and diluted earnings per share calculations.

The Basic and Diluted earnings per Share were $0.39 and $0.36 for the year ended December 31, 2020, respectively. The Basic and Diluted earnings per Share were both $0.20 for the year ended December 31, 2019.

Potential equivalent shares of Common Stock as of December 31, 2020 totaled 5,804,200 shares of Common Stock, which included 3,943,820 shares of Common Stock underlying the conversion of debt, 1,528,380 shares of Common Stock underlying outstanding warrants and 332,000 shares of Common Stock underlying outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses and have generated little or no operating revenues for a number of years, as we concentrated on development of our Nicaraguan Concessions, which was a long-term, high-risk/reward exploration project in an otherwise unproven part of the world. We abandoned the Nicaragua development project in early 2020 due to the challenging economic and political issues in Nicaragua and the oil and gas industry in general. We are now assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, we have acquired the Option to purchase the Properties. We intend to acquire, develop and commence operations on the Properties during 2021. The exercise of the Option will require us to raise substantial capital to accomplish our operating plan, which cannot be assured. Historically, we financed our operations through the issuance of equity and various short and long-term debt financing that contained some level of detachable warrants to provide the holders with a level of equity participation.

Issuance of Convertible Preferred Stock

On March 26, 2021, the Company issued Convertible Preferred Stock (the “Preferred Stock”), with an aggregate principal face amount of up to $2,500,000 subject to a 10% original issue discount. The Preferred Stock is, subject to certain conditions, convertible into common stock at a rate of $0.32 per share and will be subject to a 10% dividend rate per annum, payable quarterly in cash or registered common stock, subject to equity conditions. The Holders were also granted demand registration rights. The Company issued warrants in addition to the Preferred Stock investors to purchase up to 6,410,250 shares (assuming the $2.5 million offering is fully subscribed) of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments. The common stock purchase warrants are exercisable commencing six months after issuance on a cashless basis at the Holders discretion with a term of five years. On March 26, 2021 investors purchased Preferred Stock with an aggregate cash purchase price of $2,050,000 together with warrants to purchase a total of 5,256,410 shares of common stock. The Company will allow additional investor purchases to complete the entire offering of an aggregate principal face amount of up to $2,500,000 before closing such offering.

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

The convertible note payable is further described in Note 3 of the Notes to the Financial Statements, entitled “Debt.”

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

The Company incurred trade payable obligations totaling $4,840,136 during 2013 which were extinguished during the year ended December 31, 2020 pursuant to the relevant statute of limitations.

Short-Term Notes Outstanding

On July 7, 2015 and July 15, 2015, the Company borrowed a total of $85,000 from two individuals under convertible notes payable with the conversion rate of $5.60 per share. The original terms of such notes were for a period of 90 days and such notes bears interest at 8% per annum. In connection with the issuance of such notes, the Company issued warrants for the purchase of a total of 34,000 shares of Common Stock with exercise prices of $5.60 per share, which are exercisable for a period of five years from the date of their issuance. Such notes were not paid at maturity and are in default as of December 31, 2020. The Company is attempting to negotiate a resolution to the defaults, which may be completed in conjunction with closing on the Properties but there can be no assurance that it will be successful in that regard.

In summary, as of December 31, 2020, the following debts were outstanding: (i) two promissory notes issued in July 2015 in the total principal amount of $85,000, which had matured and are now in default; (ii) and the unsecured convertible note payable in the stated principal amount of $365,169 and due August 19, 2021.

Capital Expenditures

On July 31, 2019, we acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. We paid a nonrefundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement which extended the new Option to January 11, 2021, which the parties are currently finalizing another extension.

We intend to complete the acquisition of the Properties during the second quarter of 2021, subject to successfully obtaining adequate financing. In that regard, the Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance will be used to complete the acquisition and development of the Properties and to pay-off all outstanding Convertible Notes Payable . Core and the Company are finalizing the final purchase date and terms of the Properties which is expected to occur in the second quarter 2021.

Upon completion of the acquisition, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the acquisition of the Properties during the second quarter of 2021. We must obtain new sources of debt and/or equity capital to fund the full development and operations of the Properties.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our business is seasonal in nature.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP and fairly present our financial position and results of operations. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and evaluates its estimates on an ongoing basis. The following section identifies and summarizes those accounting policies considered by management to be the most critical to understanding the judgments that are involved in the preparation of our financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. The application of these accounting policies requires judgment and use of assumptions as to future events and outcomes that are uncertain and, as a result, actual results could differ from these estimates. Refer to Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies for all relevant accounting policies.

Accounting for Income Taxes. Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit.

During the year ended December 31, 2020, the Company reduced its valuation allowance on net deferred tax assets by $1,431,000 while the valuation allowance remained at 100% of all net deferred tax assets as of December 31, 2020. The Company has incurred net taxable losses for in 10 of the last 13 years and continues to be in a cumulative loss position at December 31, 2020. In addition, there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financials are issued due to the operational and financing uncertainties. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $61,325,000 as of December 31, 2020, which expire from 2025 through 2040.

The Company has recently completed the filing of tax returns for the tax years 2012 through 2019. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Management has completed its review of whether such ownership changes have occurred, and based upon such review, management believes that the Company is not currently subject to an annual limitation or the possibility of the complete elimination of the net operating loss carry- forwards. In addition, the Company may be limited by additional ownership changes which may occur in the future

Determination of Fair Value for Financial Instruments and Derivatives.

The estimated fair value of the Company’s derivative liabilities, all of which are related to the detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, The detachable warrants issued in connection with the two short-term notes payable (See Note 3) contain ratchet and anti-dilution provisions that remain in effect during the term of the warrants while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished. When the related notes payable containing such ratchet and anti-dilution provisions is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date.

The Company has outstanding warrants to purchase an aggregate of 17,000 shares of Common Stock, in connection with various outstanding debt instruments which require derivative accounting treatment as of December 31, 2020 and 34,000 shares as of December 31, 2019. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of December 31, 2020 and 2019 is as follows:

	As of December 31, 2020	As of December 31, 2019

Volatility – range	379.4%	316.2%
Risk-free rate	0.38%	1.69%
Contractual term	0.5 – 0.8 years	0.5 – 1.3 years
Exercise price	$5.60	$5.60
Number of warrants in aggregate	17,000	34,000

ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1 — Quoted prices in active markets for identical assets and liabilities

●	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

●	Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining the fair value)

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

December 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$321	$321
	$—	$—	$321	$321

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$1,116	$1,116

Going Concern Analysis.

In accordance with ASU 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financials are issued. When management identifies conditions or events that raise substantial doubt about their ability to continue as a going concern it should consider whether its plans to mitigate those relevant conditions or events will alleviate the substantial doubt. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of management’s plans, the entity should disclose information that enables user of financial statements to understand the principal events that raised the substantial doubt, management’s evaluation of the significance of those conditions or events, and management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate, which raised substantial doubt about our ability to continue as a going concern within the next year, but such doubt was not adequately mitigated by our plans to address the substantial doubt as disclosed in Note 1: Going Concern.

Share-based compensation

We grant share-based compensation awards in exchange for employee, director and consultant services, including a stock option plan and grants of restricted stock that vest over future periods considering the grantee remains as an employee or service provider to the Company. The fair value of awards granted under the plans are recognized in the Statements of Earnings over the related service period. The fair values of stock options are estimated at the time of each grant using a Black-Scholes option pricing model, and the fair values of restricted stock grants are measured at each grant date using the closing market price on the day of grant. The fair value estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company’s performance, and the Company’s performance in relation to its peers. Refer to Note 4 – Stock Based Compensation for further information regarding our outstanding stock options and restricted stock grants.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Infinity Energy Resources, Inc.

Financial Statements and Accompanying Notes

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infinity Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Infinity Energy Resources, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of earnings, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no on-going operations, must raise significant funds in order to pay its outstanding debt and meet its other obligations, has a stockholders’ deficit and has a significant working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 30, 2021

INFINITY ENERGY RESOURCES, INC.

Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$11,042	$1,785
Deposit to acquire oil and gas property	75,000	—

Total current assets	86,042	1,785

Total assets	$86,042	$1,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,190,309	$6,091,453
Accrued liabilities (including $788,520 due to related party at December 31, 2020 and 2019)	3,737,580	3,777,580
Accrued interest	47,754	528,684
Asset retirement obligations	1,716,003	1,716,003
Convertible notes payable, net	218,563	1,104,125

Total current liabilities	6,910,209	13,217,845

Derivative liabilities	321	1,116
Total liabilities	6,910,530	13,218,961
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2020 and 2019	—	—
Common stock, par value $.0001 per share, 75,000,000 shares authorized, 18,548,265 and 12,310,733 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,855	1,231
Additional paid-in capital	110,352,302	109,583,945
Accumulated deficit	(117,178,645)	(122,802,352)
Total stockholders’ deficit	(6,824,488)	(13,217,176)
Total liabilities and stockholders’ deficit	$86,042	$1,785

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Earnings

	Year ended December 31,
	2020	2019

Operating expenses:
General and administrative expenses	$316,299	$418,759

Total operating expenses	316,299	418,759

Operating loss	(316,299)	(418,759)

Other income (expense):
Interest expense	(210,931)	(92,452)
Gain on extinguishment of liabilities	6,150,142	2,445,700
Change in derivative fair value	795	(89,714)

Total other income	5,940,006	2,263,534

Income before income taxes	5,623,707	1,844,775
Income tax (expense) benefit	—	—

Net earnings	$5,623,707	$1,844,775

Basic and diluted earnings per share:
Basic	$0.39	$0.20
Diluted	$0.36	$0.20
Weighted average shares outstanding – basic	14,508,755	9,086,265
Weighted average shares outstanding – diluted	15,956,623	9,086,265

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	7,712,569	$771	$109,080,273	$(124,647,127)	$(15,566,083)

Stock-based compensation	—	—	186,274	—	186,274

Issuance of restricted stock	2,000,000	200	(200)	—	—

Issuance of common shares pursuant to exchange agreements	605,816	61	29,308	—	29,369

Issuance of common stock purchase warrants pursuant to exchange agreements	—	—	70,549	—	70,549

Issuance of common shares pursuant to side-letter agreement	567,348	57	68,025	—	68,082

Issuance of warrants pursuant to side-letter agreement	—	—	7,358	—	7,358

Issuance of common stock pursuant Private Placement	1,425,000	142	142,358	—	142,500

Net earnings	—	—	—	1,844,775	1,844,775

Balance, December 31, 2019	12,310,733	1,231	109,583,945	(122,802,352)	(13,217,176)

Stock-based compensation	—	—	236,225	—	236,225

Issuance of restricted stock	5,000,000	500	(500)	—	—

Issuance of common shares pursuant to exchange agreements	737,532	74	132,682	—	132,756

Issuance of common shares in consideration for deposit to acquire oil and gas property	500,000	50	74,950	—	75,000

Beneficial conversion feature on issuance of convertible note with detachable warrants to purchase common stock	—	—	325,000	—	325,000

Net earnings	—	—	—	5,623,707	5,623,707

Balance, December 31, 2020	18,548,265	$1,855	$110,352,302	$(117,178,645)	$(6,824,488)

See accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$5,623,707	$1,844,775
Adjustments to reconcile net earnings to net cash used in operating activities:
Change in fair value of derivative liability	(795)	89,714
Stock-based compensation	236,225	186,274
Gain on exchange of debt and warrant obligations	(1,310,006)	(2,445,700)
Gain on extinguishment of liabilities	(4,840,136)	—
Amortization of discount on convertible note payable	133,563	—
Write-off of oil and gas property purchase option costs	—	76,415
Change in operations assets and liabilities:
(Decrease) increase in accounts payable	(61,008)	6,569
(Decrease) increase in accrued liabilities	(40,000)	77,833
Increase in accrued interest	61,832	92,453
Net cash used in operating activities	(196,618)	(71,667)

Cash flows from investing activities
Deposit to acquire oil and gas property	—	(76,415)

Net cash used in investing activities	—	(76,415)

Cash flows from financing activities:
Repayment of notes payable pursuant to exchange agreement	(100,000)	—
Repayment of notes payable - related party	(41,000)	—
Repayment of convertible notes payable	(19,125)	(50,000)
Proceeds from convertible note payable	325,000	56,000
Proceeds from private placement of common stock	—	142,500
Proceeds from issuance of note payable - related party	41,000	—

Net cash provided by financing activities	205,875	148,500

Net increase in cash and cash equivalents	9,257	418

Cash and cash equivalents:
Beginning	1,785	1,367
Ending	$11,042	$1,785
Supplemental cash flow information:
Cash paid for interest	$15,536	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature on issuance of convertible note payable with detachable warrants to purchase common stock	$325,000	$—
Issuance of common shares for deposit to acquire oil and gas property	$75,000	$—
Issuance of restricted common stock	$500	$200
Exchange of secured convertible note payable	$—	$2,197,231
Exchange of convertible notes payable - short term	$—	$240,000
Issuance of common shares pursuant to exchange agreements	$132,756	$97,451
Issuance of common stock purchase warrants pursuant to exchange agreements	$—	$77,907

The accompanying notes are an integral part of these financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Financial Statements

December 31, 2020

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

“Infinity,” the “Company,” “we,” “us” and “our” refer collectively to Infinity Energy Resources, Inc., its predecessors and subsidiaries or one or more of them as the context may require. Since 2009, we had planned to pursue the exploration of potential oil and gas resources in the United States and in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. The Company was in technical default of the certain terms of the Nicaraguan Concession and the Nicaraguan government terminated both of the underlying Concessions. We sold our wholly-owned subsidiary, Infinity Oil and Gas of Texas, Inc. (“Infinity Texas”) in 2012 and its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc. (“Infinity Wyoming”), was administratively dissolved in 2009.

Subsequent to the termination of the Nicaraguan Concessions, we began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, on July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). We paid a nonrefundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement which extended the new Option to January 11, 2021 which the parties are currently finalizing another extension.

We intend to complete the acquisition of the Properties during the second quarter of 2021, subject to successfully obtaining adequate financing. In that regard, the Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance will be used to complete the acquisition and development of the Properties and to pay-off all outstanding Convertible Notes Payable . Core and the Company are finalizing the final purchase date and terms of the Properties which is expected to occur in the second quarter 2021.

Upon completion of the acquisition, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to complete the acquisition of the Properties during the second quarter of 2021.

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

COVID–19 PANDEMIC

The financial statements contained in this Annual Report on Form 10-K as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2020. Economies throughout the world have been and continue to be severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19). In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this Annual Report on Form 10-K, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

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

The Company was in technical default of certain requirements contained in the Nicaraguan Concessions including the payment of area and training fees and the commencement of drilling and other developmental requirements. The Nicaraguan Government terminated the Concessions however the Company continued negotiations and other attempts to extend, renew or otherwise maintain the Concessions.

We relied on raising debt and equity capital to fund our ongoing maintenance/expenditure obligations under the Nicaraguan Concession, our day-to-day operations and corporate overhead because we have generated no operating revenues or cash flows in recent years. The $1.0 million December 2013 Note (See Note 3) matured in April 2016 and was in default was paid off on September 24, 2020. The Company has two other notes payable with principal balances of $85,000 as of December 31, 2020 are now in default.

In January 2020, we abandoned all attempts to extend, renew or otherwise maintain the Concessions. The Company is now assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States.

Going Concern

The Company must raise substantial amounts of debt and equity capital from other sources in the immediate future in order to fund the (i) acquisition of the Properties under the Option; (ii) normal day-to-day operations and corporate overhead; and (iii) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2021. In addition, the Covid-19 pandemic is ongoing which may also impact our ability to raise debt or equity capital and otherwise meet our operating and financial objectives.

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

Emerging Growth Company

We are an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,” we are not required to: (i) comply with any new or revised financial accounting standards that have different effective dates for public and private companies until those standards would otherwise apply to private companies, (ii) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise. However, we have elected to “opt out” of the extended transition period discussed in (i) and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the financial statements include the estimated carrying value of the estimated fair value of derivative liabilities, stock-based awards and the realization of deferred tax assets.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” which is intended to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

The amendments in ASU 2020-06 are effective for public entities that meet the definition of an SEC filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is assessing the potential impact that adoption of ASU 2020-06 will have on the Company’s financial statements and whether it will early adopt ASU 2020-06.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. Although the Company had minimal cash as of December 31, 2020 and 2019, its policy is that all highly liquid investments with a maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

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

Pursuant to full cost accounting rules, the Company must perform a “ceiling test” each quarter. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using prices based on the arithmetic mean of the previous 12 months’ first-of month prices and current costs, including the effects of derivative instruments accounted for as cash flow hedges, but excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, and a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. If capitalized costs exceed the ceiling, the excess must be charged to expense and may not be reversed in future periods. As of December 31, 2020 and 2019, the Company did not have any proved oil and gas properties.

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

The BCF of a convertible note is measured by allocating a portion of the note’s proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on an allocated relative fair value basis. The allocated relative fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense using interest method.

Derivative Instruments

The Company accounts for derivative instruments or hedging activities under the provisions of ASC 815 Derivatives and Hedging. ASC 815 requires the Company to record derivative instruments at their fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings (loss) and are recognized in the statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized in earnings.

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2020 and 2019 and during the years then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (Note 3), those warrants are required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in operations.

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

The estimated fair value of various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, and current interest rates. The fair values for the warrant derivatives as of December 31, 2020 and 2019 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

December 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$321	$321
	$—	$—	$321	$321

December 31, 2019	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$1,116	$1,116
	$—	$—	$1,116	$1,116

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the years ended December 31, 2020 and 2019.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $-0- at December 31, 2020 and 2019.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of December 31, 2020. During the year ended December 31, 2019 the Company determined that the payment of the certain liabilities related to the alternative minimum tax from prior years will be unnecessary, and therefore it reversed the liability and recognized an income tax benefit as described in the following section.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”),which significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018.

Under the Act, corporations are no longer subject to the AMT, effective for taxable years beginning after December 31, 2017. However, where a corporation has an AMT Credit from a prior taxable year, the corporation still carries it forward and may use a portion of it as a refundable credit in any taxable year beginning after 2017 but before 2022. Generally, 50% of the corporation’s AMT Credit carried forward to one of these years will be claimable and refundable for that year. In tax years beginning in 2021, however, the entire remaining carryforward generally will be refundable. The Company has generated an AMT credit carryforward during prior years totaling $150,000 which previously was reported as income taxes payable on the Company’s balance sheet and the corresponding deferred tax asset was fully reserved based on all available evidence, the Company considered it more likely than not that all of the AMT tax credit carryforward would not be realized. Based on the provisions of the new Act, the Company now considers it more likely than not that all the AMT tax credit carryforward will be realized. Accordingly, the Company has recognized an income benefit of $150,000 during the year ended December 31, 2019 as it reduced the corresponding income taxes payable to zero as of December 31, 2019. The Company will receive no cash from the elimination of this AMT tax credit carryforward because the Company had not previously paid the AMT tax but rather it recorded the income tax liability on the accompanying balance sheet.

Earnings per Share

Earnings per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the periods presented. Basic earnings per share is based upon the weighted average number of shares of Common Stock outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares, warrants and stock options were converted or exercised or excluded from the calculations if their inclusion would be antidilutive. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. The Company has a convertible notes payable which is potentially dilutive, and their potential dilutive effect is included in diluted earnings per share is included at the beginning of the period (or at the time of issuance, if later) if they have a dilutive effect or excluded from the calculations if their inclusion would be antidilutive.

Gain on Extinguishment of Liabilities / Troubled Debt Restructuring:

In accordance with ASC 470, the Company assesses restructuring of debt as troubled debt restructuring if the creditor for economic or legal reasons related to the debtor’s financial difficulties grant a concession to the debtor that it would not otherwise consider. The Company records a gain on restructuring of payables when it transfers its assets to a creditor to fully settle a payable. The gain is measured by the excess of the carrying amount of the payable over the fair value of the assets transferred or fair value of equity interest granted.

Gain on Extinguishment of Payables:

In accordance with ASC 405, a debtor shall derecognize a liability if and only if it has been extinguished. A liability has been extinguished if either of the following conditions is met:

a. The debtor pays the creditor and is relieved of its obligation for the liability. Paying the creditor includes the following:

1.	Delivery of cash
2.	Delivery of other financial assets
3.	Delivery of goods or services
4.	Reacquisition by the debtor of its outstanding debt securities whether the securities are cancelled or held as so-called treasury bonds.

b. The debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. For purposes of applying this Subtopic, a sale and related assumption effectively accomplish a legal release if nonrecourse debt (such as certain mortgage loans) is assumed by a third party in conjunction with the sale of an asset that serves as sole collateral for that debt.”

Related Parties:

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Note 2 – Secured Convertible Note Payable

The Company’s Senior Secured Convertible Note Payable in the principal amount of $12.0 million, issued in May 2015 (the “Note”), was paid off and all related liabilities extinguished in 2019, therefore there was no balance outstanding as of December 31, 2020 and 2019.

Following is an analysis of the activity in the Note during the year ended December 31, 2019:

Amount
Balance at December 31, 2018	$2,197,231
Funding under the Investor Note (as defined below) during the period	—
Principal repaid during the period by issuance of Common Stock	—
Change in fair value of Note during the period	—
Exchange of Note payable for Common Stock	(2,197,231)

Balance at December 31, 2019	$—

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

On May 30, 2019, the Company and the Investor entered into Amendment No. 1 to Exchange Agreement (the “Amendment”). Following execution of the Exchange Agreement on May 23, 2019, the Company and the Investor became aware of an inadvertent error regarding the number of shares of Common Stock to be issued to the Investor pursuant to the Exchange Agreement. The Company and the Investor agreed to amend the Exchange Agreement, so it reflects the correct number of shares of Common Stock to be issued and to ensure that the Investor does not beneficially own in excess of 9.99% of the shares of Common Stock outstanding immediately following the effective date of the Exchange Agreement. Pursuant to the Amendment, the Company and the Investor agreed that the number of shares of Common Stock to be issued to the Investor would be an aggregate of 605,816 shares, instead of the 770,485 shares stated in the Exchange Agreement.

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
Securities issued in exchange for the obligations extinguished on the date of exchange, May 23, 2019 and the finalization of the Side-Letter Agreement at November 23, 2019:
605,816 shares of Common Stock issued on the date of exchange May 23, 2019 valued at $0.121 per share, the closing market price on May 23, 2019	(73,304)
567,348 shares of Common Stock issued pursuant to the finalization of the Side-Letter agreement on November 23, 2019	(68,082)

Issuance of warrants to purchase 61,380 shares of Common Stock issued pursuant to the finalization of the Side-Letter agreement on November 23, 2019	(7,358)

Gain on exchange of debt and warrant obligations – Year ended December 31, 2019	$2,193,861

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

A summary of the estimated gain on exchange and extinguishment of debt and warrant obligations as of and for the year ended December 31, 2019 follows:

Amount
Exchange of secured convertible note – (See Note 2 above)	$2,193,861
Warrant issued to Placement Agent and exchanged on June 4, 2019 (See Note 2 above)	29,383
Convertible note exchanged on June 19, 2019 (See Note 3)	222,456

Gain on exchange of debt and warrant obligations – Year ended December 31, 2019	$2,445,700

Note 3 – Debt

Debt consists of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Notes payable, short term:
Convertible note payable, (less discount of $231,606 and $-0- as of December 31, 2020 and 2019, respectively)	$133,563	$—
Note payable	—	1,000,000
Note payable (in default)	50,000	50,000
Note payable (in default)	35,000	35,000
Note payable	—	19,125
Total notes payable, short-term	$218,563	$1,104,125

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

The Company and the August Investor agreed that for so long as the August Note and August Warrant remains outstanding, the August Investor has a right to participate in any issuance of Common Stock, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of such subsequent financing.

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

Following is an analysis of the August Note as of its issuance date:

Amount
Allocation of August Note:
Amount allocated to beneficial conversion feature	$221,006
Amount allocated to detachable August Warrants	103,994
Amount allocated to original issue discount	40,169

Par value of August Note	365,169
Less: Discount	(365,169)

August Note balance – Net of discount on date of issuance	$—

Following is a summary of the August Note as of and for the year ended December 31, 2020 follows:

Amount
Balance December 31, 2019	$—
Issuance of August Note	—
Amortization of discount for the year ended December 31, 2020	133,563

Balance December 31, 2020, August Note – Net of discount	$133,563

Note Payable – Short-term

On December 27, 2013, the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “December 2013 Note”) with an original maturity date of March 12, 2014.

In connection with the December 2013 Note, the Company granted the lender a warrant (the “December 2013 Warrant”) exercisable to purchase 100,000 shares of its Common Stock at an exercise price of $15.00 per share. In connection with an extension to April 2015, the Company and such lender amended the date for exercise of the December 2013 Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the December 2013 Note to the new April 2015 maturity date (the “New Maturity Date”). If the Company failed to pay the December 2013 Note on or before the New Maturity Date, the number of shares issuable under the December 2013 Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the December 2013 Warrant remained the same. The December 2013 Warrant has been treated as a derivative liability whereby the value of December 2013 Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding earnings (loss) reflected in the statement of earnings as a change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates. The December 2013 Warrant expired in 2017 and is no longer exercisable as of December 31, 2020 and 2019.

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

The December 2013 Warrant was treated as a derivative liability whereby the value of the December 2013 Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability was revalued to fair value at each reporting date with the corresponding earnings (loss) reflected in the statement of earnings as change in derivative liability. The December 2013 Warrant expired in 2019 and is not deemed outstanding as of December 31, 2020 and 2019. The discount was amortized ratably through the original maturity date and each of the extended maturity dates. The Company recognized the value of the 20,000 shares of Common Stock issued ($104,000) and the increased value of the outstanding warrants due to the decrease in their exercise price ($68,716) as an additional discount on the December 2013 Note to be amortized ratably over the extended term of such note.

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

A summary of the gain on exchange and extinguishment of debt and the related accrued interest as of and for the year ended December 31, 2020 follows:

Amount
Principal balance of December 2013 Note extinguished as a result of the Exchange	$1,000,000

Accrued interest extinguished as a result of the Exchange	542,762

Total obligations extinguished as a result of the Exchange	1,542,762

Cash payment to Holder as a result of the Exchange	(100,000)

Value of Common Stock issued as a result of the Exchange	(132,756)

Gain on extinguishment of liabilities – Year ended December 31, 2020	$1,310,006

Gain on extinguishment of liabilities per basic share – Year ended December 31, 2020	$0.09

Gain on extinguishment of liabilities per diluted share – Year ended December 31, 2020	$0.08

Other notes payable

The following notes were extinguished on June 19, 2019:

●	On November 8, 2016, the Company borrowed a total of $200,000 from an individual under a convertible note payable with a conversion rate of $5.00 per share. The note required no principal or interest payments until its maturity date of November 7, 2017 and bore interest at 8% per annum. The note was not paid on its original maturity date.

●	On April 20, 2017, the Company borrowed $40,000 under an unsecured credit facility with a private, third-party lender which was convertible at a rate of $5.00 per share. The note required no principal or interest payments until its maturity date of April 19, 2018 and bore interest at 8% per annum. The note was not paid on its maturity date.

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

Following is an analysis of gain on extinguishment of the obligations pursuant to such exchange agreement on June 19, 2019:

Amount
Obligations extinguished on the date of exchange, June 19, 2019:
Convertible notes balance at the date of exchange, June 19, 2019	$240,000
Accrued interest on the convertible notes at the date of exchange, June 19, 2019	45,020

Securities issued in exchange for the obligations extinguished on the date of the exchange, June 19, 2019:
Value of the stock purchase warrant issued on the date of exchange, June 19, 2019	(62,564)

Gain on extinguishment of liabilities – Year ended December 31, 2019	$222,456

Gain on extinguishment of liabilities per basic share – Year ended December 31, 2019	$0.02

Gain on extinguishment of liabilities per diluted share – Year ended December 31, 2019	$0.02

Other than the December 2013 Note, at December 31, 2020, the Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015, the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of such note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the individual a warrant for the purchase of 5,000 shares of Common Stock at $5.60 per share for a period of five years from the date of such note. The terms of such note and warrant provide that should such note, and related interest not be paid in full by its maturity date, the number of warrants automatically increases to 10,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in such warrant requires that such warrant be accounted for as derivative liability. The Company recorded the estimated fair value of such warrant totaling $22,314 as a discount on such note payable and as a derivative liability in the same amount, as of the origination date. On October 7, 2015, such note was extended for an additional 90 days, or until January 7, 2016, and later to May 7, 2016 and then to October 7, 2016. The Company did not repay such note by October 7, 2016. The Company and such lender are pursuing a resolution of this default. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the holder of such note common stock purchase warrants exercisable to purchase 5,000 shares of Common Stock on each extension date at an exercise price of $5.60 per share, which warrants are immediately exercisable and expire in five years. The value of the 5,000 warrants issued on January 7, 2016 totaled $379 and $131 on May 7, 2016, both of which were amortized over the extension period (through October 7, 2016). The related warrant derivative liability balance was $189 and $662 as of December 31, 2020 and 2019, respectively. See Note 5.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of such note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan, the Company issued the entity a warrant for the purchase of 3,500 shares of Common Stock at $5.60 per share for a period of five years from the date of such note. The terms of such note and warrant provide that should such note, and related interest not be paid in full by its maturity date, the number of warrants automatically increases to 7,000 shares and the exercise price remains at $5.60 per share. The ratchet provision in such warrant requires that such warrant be accounted for as a derivative liability. The Company recorded the estimated fair value of such warrant totaling $11,827 as a discount on such note payable and as a derivative liability in the same amount, as of the origination date. On October 15, 2015, such note was extended for an additional 90 days, or until January 15, 2016, and later to October 15, 2016. The Company did not repay such note by October 15, 2016. The Company is pursuing a resolution of this default, including an additional extension from the holder. There can be no assurance that the Company will be successful in this regard. In consideration, the Company granted the lender common stock purchase warrants exercisable to purchase an aggregate of 3,500 shares of Common Stock on each extension date at an exercise price of $5.60 per share, which warrants are immediately exercisable and expire in five years. The value of the 3,500 warrants on January 15, 2016 totaled $267 and $74 on October 2016, both of which were amortized over the extension period (through October 15, 2016). The related warrant derivative liability balance was $132 and $454 as of December 31, 2020 and 2019, respectively. See Note 5.

●	On May 21, 2018, the Company borrowed $13,125 under an unsecured promissory note with a private third-party lender, which is convertible into Common Stock at a rate of $0.50 per share. During June 2019 and August 2019, the Company borrowed an additional $50,500 and $5,500, respectively, from this same third-party lender under the same terms. Such note is due on demand and bears interest at 8% per annum. In October 2019 the Company repaid $50,000 in principal on this demand note and the remaining balance of $19,125 was paid off on August 19, 2020.

●	On May 13, 2020, the Company borrowed $41,000 from its Chairman, Chief Executive Officer and President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes. The outstanding principal on such note totaling $41,000 was paid off in full on August 19, 2020. During the year ended December 31, 2020, the Company accrued and paid a total of $654 of interest on this related party note payable.

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,000 shares of the Company’s common stock is reserved for issuance under the 2006 Plan. In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,500 shares of the Company’s common stock were reserved for issuance under the 2005 and 2006 Plans; however, such Plans have now expired, and no further issuances can be made. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of common stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has issued other stock options not pursuant to a formal plan with terms similar to the 2005 and 2006 Plans.

At the Annual Meeting of Stockholders held on September 25, 2015 and the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares for issuance under the Plan.

As of December 31, 2020, 500,000 shares were available for future grants under the 2015 Plan. All other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility based on historical volatility. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the years ended December 31, 2020 and 2019.

The following table summarizes stock option activity for the years ended December 31, 2020 and 2019:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	338,200	$41.24	3.1 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(6,200)	(7.80)
Outstanding at December 31, 2019	332,000	$41.86	2.29 years	$—
Outstanding and exercisable at December 31, 2019	332,000	$41.86	2.29 years	$—

Outstanding at December 31, 2019	332,000	$41.86	2.29 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2020	332,000	$41.86	1.28 years	$—
Outstanding and exercisable at December 31, 2020	332,000	$41.86	1.28 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $-0- and $-0- during the years ended December 31, 2020 and 2019, respectively.

The intrinsic value as of December 31, 2020 related to the vested and unvested stock options as of that date was $-0-. The unrecognized compensation cost as of December 31, 2020 related to the unvested stock options as of that date was $-0-.

Restricted stock grants. During the year ended December 31, 2020 the Board of Directors granted 5,000,000 shares of restricted stock awards to our Officers, Directors and a consultant. During the year ended December 31, 2019 the Board of Directors granted 2,000,000 shares of restricted stock awards to our new Chief Operating Officer. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over a period of time generally corresponding to yearly anniversaries of the grant date. Unvested shares of restricted stock awards may be forfeited upon the termination of service of employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the years ended December 31, 2020 and 2019 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2019	—	$—
Granted	2,000,000	0.13
Vested	(1,250,000)	(0.13)
Forfeited	—	—
Nonvested balance, December 31, 2019	750,000	$0.13
Granted	5,000,000	0.13
Vested	(2,000,000)	(0.13)
Forfeited	—	—
Nonvested balance, December 31, 2020	3,750,000	$0.13

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted granted aggregating $236,225 and $81,784 during the years ended December 31, 2020 and 2019, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of December 31, 2020, there were $487,500 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 18 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2021	2,500,000
2022	1,250,000

Note 5 – Derivative Instruments

The estimated fair value of the Company’s derivative liabilities, all of which are related to the detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates. The detachable warrants issued in connection with the two other short-term notes payable (See Note 3) contain ratchet and anti-dilution provisions that remain in effect during the term of the warrants while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished. When the related notes payable containing such ratchet and anti-dilution provisions is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date.

The Company’s outstanding warrants to purchase an aggregate of 17,000 shares of Common Stock, in connection with various outstanding debt instruments which require derivative accounting treatment as of December 31, 2020 and 34,000 shares as December 31, 2019. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of December 31, 2020 and 2019 is as follows:

	As of December 31, 2020	As of December 31, 2019

Volatility – range	379.4%	316.2%
Risk-free rate	0.38%	1.69%
Contractual term	0.5 – 0.8 years	0.5 – 1.3 years
Exercise price	$5.60	$5.60
Number of warrants in aggregate	17,000	34,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2019	$1,116
Unrealized derivative gains included in other income/expense for the year	(795)

Balance at December 31, 2020	$321

Note 6 – Warrants

The following table summarizes warrant activity for the years ended December 31, 2020 and 2019:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2018	2,365,563	$5.01
Issued pursuant to exchange agreements	681,380	0.50
Cancelled pursuant to exchange agreements	(2,040,000)	(5.00)
Forfeited/expired	(60,000)	(5.00)

Outstanding and exercisable at December 31, 2019	946,943	1.78
Issued pursuant to convertible note agreements	800,000	0.50
Forfeited/expired	(218,563)	(5.05)

Outstanding and exercisable at December 31, 2020	1,528,380	$0.65

The weighted average term of all outstanding common stock purchase warrants was 4.9 years as of December 31, 2020. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of December 31, 2020.

Note 7 – Supplemental Oil and Gas Information

Estimated Proved Oil and Gas Reserves (Unaudited)

As of December 31, 2020 and 2019, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves.

Costs Incurred in Oil and Gas Activities

Costs incurred during the year ended December 31, 2020 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2020
Property acquisition costs:
Proved	$—
Unproved
Total property acquisition costs	—
Development costs	—
Exploration costs	—
Total costs	$——

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

December 31,
	2020	2019

Proved oil and gas properties	$—	$—
Unproved oil and gas properties	—	—
Total	—	—
Less accumulated impairment charge on oil and gas properties as of December 31, 2015	—	—
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$—

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2020, costs by year that the costs were incurred, are as follows:

Year Ended December 31,
2020 (expensed directly)	$—
2019 (expensed directly)	—
Prior	—
Total costs not being amortized	$—

Note 8 – Accrued liabilities

Accrued liabilities consists of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Accrued compensation (see Note 12)	$1,425,708	$1,465,708
Accrued board of director fees (see Note 12)	363,500	363,500
Accrued accounting services – Related party (see Note 12)	762,407	762,407
Accrued rent	614,917	614,917
Accrued Nicaragua Concession fees	544,485	544,485
Accrued financing costs – Related party (see Note 12)	26,113	26,113
Accrued franchise taxes	450	450

Total accrued liabilities	$3,737,580	$3,777,580

The accrued rent balances relate to unpaid rent for the Company’s previous headquarters in Denver Colorado and represents unpaid rents and related costs for the period June 2006 through November 2008. The Company has not had any correspondence with the landlord for several years and will seek to settle and/or negotiate the matter when it has the financial resources to do so.

Note 9 – Income Taxes

The provision for income taxes consists of the following:

For the Year Ended
December 31,
	2020	2019

Current income tax expense (benefit)	$—	$—
Deferred income tax benefit	—	—
Total income tax expense (benefit)	$—	$—

The effective income tax rate on continuing operations varies from the statutory federal income tax rate as follows:

	For the Years Ended
	December 31,
	2020	2019
Federal income tax rate	21.0%	21.0%
State income tax rate	4.6	4.7
Stock-based compensation	0.5	(17.7)
Change in valuation allowance	(25.4)	(12.9)
Other, net	(0.7)	(4.9)

Effective tax rate	—%	—%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	For the Years Ended
	December 31,
	2020	2019

Deferred tax assets:
Accruals and other	$949,000	$980,000
Asset retirement obligations	435,000	435,000
Prepaid expenses	20,000	—
Stock-based compensation	811,000	801,000
Alternative minimum tax credit carry-forward	—	—
Net operating loss carry-forward	15,576,000	17,006,000
Gross deferred tax assets	17,791,000	19,222,000
Less valuation allowance	(17,791,000)	(19,222,000)
Deferred tax asset	$—	$—

The effective income tax rate on earnings (loss) before income tax benefit varies from the 21% statutory federal income tax rate primarily due to Company providing a 100% reserve on its net deferred tax assets as of December 31, 2020 and 2019.

During the year ended December 31, 2020, the Company reduced its valuation allowance on net deferred tax assets by $1,431,000 while the valuation allowance remained at 100% of all net deferred tax assets as of December 31, 2020. The Company has incurred net taxable losses for in 10 of the last 13 years and continues to be in a cumulative loss position at December 31, 2020. In addition, there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financials are issued due to the operational and financing uncertainties. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $61,325,000 as of December 31, 2020, which expire from 2025 through 2040.

The Company has recently completed the filing of tax returns for the tax years 2012 through 2019. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Management has completed its review of whether such ownership changes have occurred, and based upon such review, management believes that the Company is not currently subject to an annual limitation or the possibility of the complete elimination of the net operating loss carry- forwards. In addition, the Company may be limited by additional ownership changes which may occur in the future.

Note 10 – Gain on Extinguishment of Liabilities

During the year ended December 31, 2020, the Company recorded gains on the extinguishment of liabilities through the negotiation of settlements with certain creditors and through the operation of law.

A summary of the estimated gain on exchange and extinguishment of trade payables, debt and warrant obligations as of and for the years ended December 31, 2020 and 2019 follows:

	December 31, 2020	December 31, 2019

Gain on extinguishment of debt and related accrued interest (See Note 3 above)	$1,310,006	$—
Extinguishment of trade payables	4,840,136	—
Exchange of secured convertible note (See Note 2 above)	—	2,193,861
Warrant issued to Placement Agent and exchanged on June 4, 2019 (See Note 2 above)	—	29,383
Convertible note exchanged on June 19, 2019 (See Note 3)	—	222,456
Total	$6,150,142	$2,445,700

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of well prior to December 31, 2020; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of December 31, 2020 and 2019 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

Binding Term Sheet to Acquire Domestic Oil and Gas Properties

On July 31, 2019, we acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. We paid a nonrefundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement which extended the new Option to January 11, 2021 which the parties are currently finalizing another extension.

We intend to complete the acquisition of the Properties during the second quarter of 2021, subject to successfully obtaining adequate financing. In that regard, the Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance will be used to complete the acquisition and development of the Properties and to pay-off all outstanding Convertible Notes Payable . Core and the Company are finalizing the final purchase date and terms of the Properties which is expected to occur in the second quarter 2021.

Upon completion of the acquisition, the purchase will include the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of common stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of common stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of common stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2020 and 2019, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Joseph Ryan (“Ryan”) filed an action in the District Court of Johnson County, Kansas, number 20CV01493, on March 20, 2020 against Infinity Energy Resources, Inc. resulting from certain professional consulting services Ryan alleges he performed for Social, Environmental and Economic Impact Assessments during July 2012 through September 2015 on the Nicaraguan Concessions. Ryan alleges that such services were provided pursuant to oral agreements with Infinity. Ryan claims breach of contract for failure to pay $12,000 amounts invoiced and due. On December 23, 2020, Ryan filed a Motion for Default Judgment for $12,000 in unpaid invoices plus legal, fees, statutory interest and any expert testimony fees. The Company has filed a Motion to Dismiss the Lawsuit because plaintiff’s claims are barred by the statute of Limitations and defective service. The Company has included the expected impact of this litigation as a liability in its accounts payable as of December 31, 2020.

Note 12 – Related Party Transactions

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the years ended December 31, 2020 and 2019. The amount due to such firm for services previously provided was $762,407 as of December 31, 2020 and 2019 and is included in accrued liabilities at both dates.

Offshore Finance, LLC is owed financing costs totaling $26,113 as of December 31, 2020 and 2019, in connection with its subordinated loan to the Company which was converted to common shares in 2014, The managing partner of Offshore and the Company’s CFO are partners in the accounting firm which the Company used for general corporate purposes in the past.

The Company’s Chief Operating Officer is a non-controlling member of Core. The Company acquired an Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 in 2019 to bind the original Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement which extended the new Option to January 11, 2021, which the parties are currently finalizing another extension. We intend to complete the acquisition of the Properties during the second quarter of 2021, subject to successfully obtaining adequate financing. In that regard, the Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance will be used to complete the acquisition and development of the Properties. Core and the Company are finalizing the final purchase date and terms of the Properties however, it is expected to be in the second quarter 2021.

As of December 31, 2020 and December 31, 2019, the Company had accrued compensation to its officers and directors of $1,789,208 and $1,829,208, respectively. The Board of Directors authorized the Company to cease compensation for its officers and directors, effective January 1, 2018.

On May 13, 2020, the Company borrowed $41,000 from its Chairman, CEO & President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes. The entire principal balance of the note was retired on August 19, 2020 and there is no remaining balance as of December 31, 2020. During the year ended December 31, 2020, the Company accrued and paid a total of $654 of interest on this related party note payable.

Note 13 –Net Earnings Per Share

The calculation of the weighted average number of shares outstanding and earnings per share outstanding for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Numerator for basic earnings per share - Net earnings	$5,623,707	$1,844,775

Add: Interest expense on convertible debt	144,288	—

Numerator for diluted income per share – Net earnings	$5,767,995	$1,844,775

Denominator for basic earnings per share – weighted average shares outstanding	14,508,755	9,086,265

Dilutive effect of convertible debt outstanding	1,447,868	—

Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	15,956,623	9,086,265

Net earnings per share:
Basic	$0.39	$0.20
Diluted	$0.36	$0.20

Basic earnings per share is based upon the weighted average number of shares of Common Stock outstanding during the year. For the year ended December 31, 2020, the shares issuable upon conversion of the convertible debt issued on August 19, 2020 were considered Common Stock equivalents and therefore its dilutive effect was included in the computation of diluted income per share. All shares issuable upon conversion of convertible debt (other than the convertible debt issued on August 19, 2020) and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted earnings per share.

For the year ended December 31, 2019, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted earnings per share.

Note 14 – Subsequent Events

Covid–19 Pandemic -

The financial statements contained in this Annual Report on Form 10-K as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2020. Continuing after such date, we believe that our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the coronavirus (Covid-19) and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations in subsequent periods. In reading this Annual Report on Form 10-K, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties to the results of our operations in such subsequent periods caused by the outbreak of Covid-19.

Issuance of Convertible Preferred Stock -

On March 26, 2021, the Company issued Convertible Preferred Stock (the “Preferred Stock”), with an aggregate principal face amount of up to $2,500,000 subject to a 10% original issue discount. The Preferred Stock is, subject to certain conditions, convertible into common stock at a rate of $0.32 per share and will be subject to a 10% dividend rate per annum, payable quarterly in cash or registered common stock, subject to equity conditions. The Holders were also granted demand registration rights. The Company issued warrants in addition to the Preferred Stock investors to purchase up to 6,410,250 shares (assuming the $2.5 million offering is fully subscribed) of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments. The common stock purchase warrants are exercisable commencing six months after issuance on a cashless basis at the Holders discretion with a term of five years. On March 26, 2021 investors purchased Preferred Stock with an aggregate cash purchase price of $2,050,000 together with warrants to purchase a total of 5,256,410 shares of common stock. The Company will allow additional investor purchases to complete the entire offering of an aggregate principal face amount of up to $2,500,000 before closing such offering.

The Company intends to use the proceeds of the Convertible Preferred Stock Offering to complete the acquisition and development of the Properties, to pay-off all outstanding convertible notes payable and for general working capital.

Oil and Gas Property Acquisition -

On July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for the Properties. We paid a nonrefundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement which extended the new Option to January 11, 2021 which the parties are currently finalizing another extension.

We intend to complete the acquisition of the Properties during the second quarter of 2021, subject to successfully obtaining adequate financing. In that regard, the Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance will be used to complete the acquisition and development of the Properties and to pay-off all outstanding Convertible Notes Payable . Core and the Company are finalizing the final purchase date and terms of the Properties which is expected to occur in the second quarter 2021.

**********************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2020, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

In connection with the filing of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2020, our internal control over financial reporting was not effective due to material weaknesses identified as follows:

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Name	Age	Positions and Offices Held
Stanton E. Ross	59	Chairman, President and Chief Executive Officer
Daniel F. Hutchins	65	Director, Chief Financial Officer, Secretary
Leroy C. Richie	79	Director
John Loeffelbein	50	Chief Operating Officer

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

Board of Directors and Committee Meetings

Our Board of Directors held one meeting during the fiscal year ended December 31, 2020. Our directors attended all the meetings of the Board of Directors. Our directors are expected, absent exceptional circumstances, to attend all Board meetings.

Committees of the Board of Directors

We do not have Audit, Compensation or Nominating and Governance Committees. Our full Board of Directors discharges the duties that such committees would normally have. We do not have such committees because of our stage of operations and because our Board of Directors consists of only three members.

Our full Board is comprised of three Directors, one of whom is independent, as defined by the rules and regulations of the Securities and Exchange Commission. The members of our Board of Directors are Stanton E. Ross, Leroy C. Richie and Daniel F. Hutchins. The Board of Directors determined that Mr. Richie qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission and is independent as noted above.

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

Report of the Board of Directors Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2020, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with RBSM, LLP, our independent registered public accounting firm for fiscal year 2020 and 2019, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss. Specifically, the Board has discussed with the independent registered public accounting firm the matters required to be discussed by the Public Company Accounting Oversight Board’s Auditing AS 1301 (Communications With Audit Committees), as modified or supplemented. The discussions occurred with management and the independent public accountants about the quality (and not merely the acceptability) of the Company’s accounting principles, the reasonableness of significant estimates, judgments and the transparency of disclosures in the Company’s financial statements.

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

The Board of Directors has also reviewed the independence of the independent registered public accounting firm considering the compatibility of non-audit services with maintaining their independence from the Company. Based on the preceding review and discussions contained in this paragraph, the Board of Directors recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for filing with the Securities and Exchange Commission.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2020 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2020, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2020.

Item 11. Executive Compensation.

The following table shows compensation paid, accrued or awarded with respect to our named executive officers during the years indicated, a significant portion of all compensation after 2008 is accrued but not paid:

2020 - Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanton Ross (1)	2020	$—	$—	$260,000	$—	$—	$—	$—	$260,000
CEO	2019	$—	$—	$—	$—	$—	$—	$—	$—

Daniel F. Hutchins(2)	2020	$—	$—	$65,000	$—	$—	$—	$—	$65,000
CFO	2019	$—	$—	$—	$—	$—	$—	$—	$—

James Loeffelbein(3)	2020	$—	$—	$—	$—	$—	$—	$—	$—
COO	2019	$—	$—	$260,000	$—	$—	$—	$—	$260,000

(1) The Company’s Board of Directors discontinued compensation for the Company’s officers and directors effective January 1, 2018. In addition, due to the financial condition of the Company, Mr. Ross has deferred the receipt of a portion of his salary since January 2009. Mr. Ross received $40,000 and $-0- of his deferred salary in cash during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, a total of $525,708 of his salary has been accrued but was unpaid. The Company’s Board of Directors approved the grant of 2,000,000 restricted shares of common stock effective August 19, 2020 to Mr. Ross. Of the 2,000,000 total restricted shares, a total of 250,000 shares vest at the end of calendar quarter over the following 8 fiscal quarters ending June 30, 2022, assuming that he remains as an employee of the Company at such points in time. The value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award on August 19, 2020.

(2) The Company’s Board of Directors discontinued compensation for the Company’s officers and directors effective January 1, 2018. Mr. Hutchins began serving the Company as Chief Financial Officer in August 2007. Since January 2009 he has deferred his compensation and a total of $900,000 of direct compensation was accrued but unpaid as of December 31, 2020 and 2019. Previously, Mr. Hutchins received other indirect compensation consisting of services billed at the CFO firm’s normal standard billing rate plus out-of-pocket expenses for general corporate and bookkeeping purposes. For the years ended December 31, 2020 and 2019 the Company was billed $-0- for such services. Total amounts accrued for his indirect compensation was $762,407 as of December 31, 2020 and 2019. The Company’s Board of Directors approved the grant of 500,000 restricted shares of common stock effective August 19, 2020 to Mr. Hutchins. Of the 500,000 total restricted shares, a total of 62,500 shares vest at the end of calendar quarter over the following 8 fiscal quarters ending June 30, 2022, assuming that he remains as an employee of the Company at such points in time. The value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award on August 19, 2020.

(3) The Company’s Board of Directors appointed John Loeffelbein, as Chief Operating Officer of Infinity Energy Resources, Inc. effective September 30, 2019. In connection with his appointment as Chief Operating Officer the Board of Directors approved the grant of 2,000,000 restricted shares of common stock effective October 2, 2019. Of the 2,000,000 total restricted shares, 1,250,000 vested immediately and the remaining 750,000 vested one year after the date of grant, assuming he remains as an employee of the Company at that point in time. Mr. Loeffelbein received no cash compensation for his services for the remainder of 2019 and calendar year 2020. The value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award or October 2, 2019.

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

Annual Bonuses

The awarding of annual bonuses to executives is at the Committee’s discretion. The objective of the annual bonus element of compensation is to align the interest of executive officers with the achievement of superior Company performance for the year and also to encourage and reward extraordinary individual performance. In light of the Company’s operating results for 2020 and 2019, the Committee determined that it was appropriate not to grant annual bonuses to the executive officers for 2020 and 2019.

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

In determining the stock option grants for Messrs. Ross and Hutchins, the Board considered the number of options previously granted that remained outstanding, the number and value of shares underlying the options being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock incentive plans. Messrs. Ross and Hutchins were not granted stock options during the year ended December 31, 2020 and 2019. Information regarding all outstanding equity awards as of December 31, 2019 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

Restricted Stock Grants

Including an equity component in executive compensation closely aligns the interests of the executives and our shareholders and rewards executives consistent with shareholder gains. Restricted stock grants produce value for executives as our stock price increases. The executives generally vest over a long period of time only if they remain as employees of the Company at specified points in time. Executives generally have to recognize taxable income based on the market price of the underlying common stock on such vesting dates. Also, through vesting and forfeiture provisions, restricted stock grants serve to encourage executive officers to remain with the Company. Awards made other than pursuant to the annual equity grants are typically made to newly hired or recently promoted employees.

In determining the restricted stock grants for Messrs. Ross and Hutchins, the Board considered the number of stock options previously granted that remained outstanding, the number and value of restricted common shares being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock incentive plans. Messrs. Ross and Hutchins were granted 2,000,000 and 500,000 restricted shares of common stock during the year ended December 31, 2020, respectively and none in 2019. The restricted stock grants in 2020 vest ratably at the end of the next eight calendar quarters following issuance. Information regarding all outstanding equity awards as of December 31, 2020 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

Other Elements of Executive Compensation

We have not provided cash perquisites to our executive officers given our limited funds.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(As of December 31, 2020)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ross	20,000	—	—	$52.50	2/10/2021	—	—	—	—
	20,000	—	—	$75.00	8/2/2021	—	—	—	—
	50,000	—	—	$30.00	11/6/2021	—	—	—	—
	60,000	—	—	$30.00	1/17/2024	—	—	—	—
						1,500,000	$165,000

Hutchins	17,500	—	—	$52.50	2/10/2021	—	—	—	—
	17,500	—	—	$75.00	8/2/2021	—	—	—	—
	25,000	—	—	$30.00	11/6/2021	—	—	—	—
	15,000	—	—	$30.00	1/17/2024	—	—	—	—
						375,000	$41,250
Loeffelbein	—	—	—	—	—	—	$—	—	—

DIRECTOR COMPENSATION

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal years ended December 31, 2020 and 2019.

Name (2)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Leroy C. Richie (1)	2020	$—	$—	$—	$65,000	$—	$—	$65,000
	2019	$—	$—	$—	$—	$—	$—	$—

(1) The Company’s Board of Directors discontinued compensation for the Company’s officers and directors effective January 1, 2018. Mr. Richie received no cash compensation in 2020 and 2019 and has accrued an aggregate of $363,500 for his services on the Board since January 1, 2008 which remains unpaid as of December 31, 2020. The Company’s Board of Directors approved the grant of 500,000 restricted shares of common stock effective August 19, 2020 to Mr. Richie. Of the 500,000 total restricted shares, a total of 62,500 shares vest at the end of calendar quarter over the following 8 fiscal quarters ending June 30, 2022, assuming that he remains as a member of the Board of Directors of the Company at such points in time. The value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award on August 19, 2020.

(2) Mr. Ross’ and Mr. Hutchins’ compensation and option awards are noted in the Executive Compensation table because neither of them received compensation or stock options for their services as a director.

Compensation Committee Interlocks and Insider Participation

Leroy C. Richie was the sole member of the Compensation Committee in 2020 and 2019. Mr. Richie is not currently and has not ever been an officer or employee of Infinity or its subsidiaries.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have no employment agreements or similar contracts with Stanton E. Ross, Daniel F. Hutchins or John Loeffelbein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 26, 2021, the number and percentage of outstanding shares of common stock beneficially owned by each person known by us to beneficially own more than five percent of such stock. We have no other class of capital stock outstanding.

Security Ownership of Certain Beneficial Owners

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

5% Stockholders (excluding executive officers and directors):

Lawrence D. Smith, estate 5805 Friars Rd. Apt. 2305	4,277,790	22.7%
San Diego, CA 92110

Thomas J. Heckman 2015 Clara Drive	2,000,000	10.6%
Jefferson City, MO 65101

The following table sets forth, as of March 26, 2021, the number and percentage of outstanding shares of common stock beneficially owned by each director of the Company, each named officer of the Company, and all our directors and executive officers as a group. We have no other class of capital stock outstanding.

Security Ownership of Management

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Executive Officers & Directors: (1)
Stanton E. Ross (2)	2,177,500	11.6%
Leroy C. Richie (3)	565,000	3.0%
John Loeffelbein(4)	2,000,000	10.6%
Daniel F. Hutchins (5)	593,000	3.1%

All officers and directors as a group (4 individuals)	5,335,500	28.3%

(1) The address of these persons is c/o 11900 College Blvd., Suite 310, Overland Park, KS 66210.

(2) Mr. Ross’s shares include vested options exercisable to purchase 150,000 shares of common stock and includes 1,500,000 restricted shares of common stock subject to forfeiture. Mr. Ross has pledged 27,500 shares of common stock and all of his outstanding options to purchase common stock to third parties as collateral for personal loans.

(3) Mr. Richie’s total shares include vested options exercisable to purchase 65,000 shares of common stock and includes 375,000 restricted shares of common stock subject to forfeiture.

(4) Mr. Loeffelbein’s shares are held indirectly by a wholly owned entity, Coal Creek Energy, LLC.

(5) Mr. Hutchins’ total shares include vested options exercisable to purchase 75,000 shares of common stock and includes 375,000 restricted shares of common stock subject to forfeiture.

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

The Company does not have any employees other than the CEO and CFO. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the CFO’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes the CFO’s accounting for such support services and was not billed for any such services during the year ended December 31, 2020 and 2019. The amount due to the CFO’s firm for services previously provided was $762,407 at December 31, 2020 and 2019, and is included in accrued liabilities at both dates.

Offshore Finance, LLC is owed financing costs totaling $26,113 as of December 31, 2020 and 2019, in connection with its subordinated loan to the Company which was converted to common shares in 2014, The managing partner of Offshore and the Company’s CFO are partners in the accounting firm which the Company used for general corporate purposes in the past.

The Company’s Chief Operating Officer is a non-controlling member of Core. The Company acquired an Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a nonrefundable deposit of $50,000 in 2019 to bind the original Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties.. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement which extended the new Option to January 11, 2021. There can be no assurance that the Company will obtain adequate financing in order to close on the acquisition prior to January 11, 2021 regardless of the reduced price or to enable it to conduct such subsequent capital raise, particularly in light of recent events including the coronavirus pandemic and its impact on the oil and gas industry.

As of December 31, 2020 and December 31, 2019, the Company had accrued compensation to its officers and directors of $1,789,208 and $1,829,208, respectively. The Board of Directors authorized the Company to cease compensation for its officers and directors, effective January 1, 2018.

On May 13, 2020, the Company borrowed $41,000 from its Chairman, CEO & President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes. The entire principal balance of the note was retired on August 19, 2020 and there is no remaining balance as of December 31, 2020. During the year ended December 31, 2020, the Company accrued and paid a total of $654 of interest on this related party note payable.

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

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The Audit Committee of the Company has appointed RBSM, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2020 and 2019.

The following table is a summary of the fees rendered to us by RBSM, LLP for the years ended December 31, 2020 and 2019:

Fee Category:	2020	2019
Audit Fees	$58,000	$56,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$58,000	$56,500

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

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2020 and 2019, there were no fees related to this category.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All of the fees shown above were pre-approved by the Audit Committee.

During our fiscal years ended December 31, 2020 and 2019, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

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

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc. (1)
3.1	Certificate of Incorporation (3)
3.2	Bylaws (1)
10.1	Nicaraguan Concession - Perlas Prospect (3)
10.2	Nicaraguan Concession - Tyra Prospect (3)
10.3	Common Stock Purchase Warrant for 250,000 shares, dated February 13, 2013 (6)
10.4	Form of 8% Promissory Note (7)
10.5	Form of Common Stock Purchase Warrant (7)
10.6	8% Note, dated December 27, 2013 (9)
10.7	Common Stock Purchase Warrant (1,000,000 shares), dated December 27, 2013 (9)
10.8	Third Amendment to Promissory Note, dated November 19, 2014 (10)
10.9	Third Amendment to Common Stock Purchase Warrant, dated November 19, 2014 (10)
10.10	First Amendment to Revenue Sharing Agreement, dated November 19, 2014 (10)
10.11	Revenue Sharing Agreement, dated May 17, 2014 (10)
10.12	Loan Extension Agreement, dated November 19, 2014 (10)
10.13	Securities Purchase Agreement (11)
10.14	Registration Rights Agreement (11)
10.15	Senior Secured Convertible Note (11)
10.16	Warrant (11)
10.170	Security and Pledge Agreement (11)
10.18	Second Loan Extension Agreement Effective as of April 7, 2015 (12)
10.19	Fourth Amendment to Promissory Note, effective as of April 7, 2015 (12)
10.20	Fourth Amendment to Common Stock Purchase Warrant, effective as of April 7, 2015 (12)
10.21	8% Convertible Promissory Note and Common Stock Purchase Warrant dated December 31, 2014 (13)
10.22	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 19, 2014 (13)
10.23	8% Convertible Promissory Note and Common Stock Purchase Warrant dated January 7, 2014(13)
10.24	8% Convertible Promissory Note and Common Stock Purchase Warrant dated October 2, 2014(13)
10.25	8% Line-of-Credit Promissory Note and Common Stock Purchase Warrant dated October 23, 2014(13)
10.26	2015 Stock Option Plan (14)
10.27	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 8, 2016(15)
10.283	Exchange Agreement dated May 23, 2019.(16)
10.29	Side-letter Agreement dated May 23, 2019 (16)
10.30	Amendment No. 1 to Exchange Agreement, dated May 30, 2019. (17)
10.31	Exchange Agreement dated June 4, 2019. (18)
10.32	Common Stock Purchase Warrant Agreement dated June 4, 2019(18)
10.33	Exchange Agreement dated June 19, 2019. (19)
10.34	Common Stock Purchase Warrant Agreement dated June 19, 2019 (19)
10.35	Form of Senior Unsecured Promissory Note, due August 19, 2021 (23)
10.361	Form of Common Stock Purchase Warrant dated August 19, 2020 (23)
10.37	Form of Securities Purchase Agreement dated August 19, 2020 by and between the Company and the Investor (23)
10.38	Form of Restricted Stock Purchase Agreement (23)
10.39	Form of Option Term Sheet dated September 2, 2020 by and between the Company and Core (22)
10.40	Form of Exchange Agreement by and between the Company and SKM dated September 24, 2020 (21)
10.41	Form of Asset Purchase and Sale Agreement made and entered into as of December 14, 2020 by and between the Company and Core Energy, LLC, Mandalay, LLC and Coal Creek Energy, LLC (20)
14.1	Code of Ethics and Code of Conduct. (4)
21.1	Subsidiaries of Registrant (1)

31.1	Certificate of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certificate of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certificate Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

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

(16) Filed as an Exhibit to Form 8-K by the Company on May 24, 2019

(17) Filed as an Exhibit to Form 8-K by the Company on June 3, 2019

(18) Filed as an Exhibit to Form 8-K by the Company on June 6, 2019

(19) Filed as an Exhibit to Form 8-K by the Company on June 20, 2019

(20) Filed as an Exhibit to Form 8-K by the Company on December 15, 2020

(21) Filed as an Exhibit to Form 8-K by the Company on September 28, 2020

(22) Filed as an Exhibit to Form 8-K by the Company on September 8, 2020

(23) Filed as an Exhibit to Form 8-K by the Company on August 25, 2020

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

Date: March 30, 2021

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

Signature and Title	Date

/s/ Stanton E. Ross	March 30, 2021
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	March 30, 2021
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	March 30, 2021
Daniel F. Hutchins, Director and Chief Financial Officer

