Form 10-Q
period 2021-03-31
INFINITY ENERGY RESOURCES, INC
filed 2021-05-13
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

As of May 12, 2021, the registrant had 18,793,265 shares of common stock, $0.0001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,413,686	$11,042
Deposit to acquire oil and gas property	—	75,000

Total current assets	1,413,686	86,042

Total assets	$1,413,686	$86,042

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$850,691	$1,190,309
Accrued liabilities (including $-0- and $788,520 due to related party at March 31, 2021 and December 31, 2020)	1,163,259	3,737,580
Accrued interest	38,708	47,754
Asset retirement obligations	1,716,003	1,716,003
Notes payable, net	85,000	218,563

Total current liabilities	3,853,661	6,910,209

Convertible promissory notes	28,665	—
Derivative liabilities	122	321

Total liabilities	3,882,448	6,910,530
Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; Series A Convertible – 27,778 shares authorized with stated/liquidation value of $100 per share, 22,776 shares issued and outstanding as of March 31, 2021 and no shares issued or outstanding at December 31, 2020	2	—
Common stock, par value $.0001 per share, 75,000,000 shares authorized, 18,548,265 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,855	1,855
Additional paid-in capital	114,819,589	110,352,302
Accumulated deficit	(117,290,208)	(117,178,645)
Total stockholders’ deficit	(2,468,762)	(6,824,488)
Total liabilities and stockholders’ deficit	$1,413,686	$86,042

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2021	2020

Operating expenses:
General and administrative expenses	$200,970	$63,453

Total operating expenses	200,970	63,453

Operating loss	(200,970)	(63,453)

Other income (expense):
Interest expense	(34,225)	(22,022)
Gain on extinguishment of liabilities	31,372	—
Change in derivative fair value	199	710
Total other income (expense)	(2,654)	(21,312)

Loss before income taxes	(203,624)	(84,765)
Income tax (expense) benefit	—	—

Net loss	(203,624)	(84,765)

Convertible preferred stock dividends	(3,744)	—

Net loss attributable to common stockholders	$(207,368)	$(84,765)

Net loss attributable to common stockholders per share:
— Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
— Basic and diluted	18,548,265	12,310,733

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	12,310,733	$1,231	$109,583,945	$(122,802,352)	$(13,217,176)

Stock-based compensation	—	—	24,308	—	24,308

Net loss	—	—	—	(84,765)	(84,765)

Balance, March 31, 2020	12,310,733	$1,231	$109,608,253	$(122,887,117)	$(13,277,633)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	—	$—	18,548,265	$1,855	$110,352,302	$(117,178,645)	$(6,824,488)

Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(252,961)	92,061	(160,900)

Stock-based compensation	—	—	—	—	81,250	—	81,250

Issuance of preferred stock with detachable warrants to purchase common stock	22,776	2	—	—	1,929,087	—	1,929,089

Issuance of warrants to purchase common stock pursuant to debt settlement agreements	—	—	—	—	1,605,178	—	1,605,178

Extinguishment of liabilities with related parties pursuant to debt settlement agreements	—	—	—	—	1,108,477	—	1,108,477

Accrual of preferred stock dividends	—	—	—	—	(3,744)	—	(3,744)

Net loss	—	—	—	—	—	(203,624)	(203,624)

Balance, March 31, 2021	22,776	$2	18,548,265	$1,855	$114,819,589	$(117,290,208)	$(2,468,762)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(203,624)	$(84,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(199)	(710)
Stock-based compensation	81,250	24,308
Gain on settlement of litigation	(23,000)	—
Gain on extinguishment of liabilities	(124,177)	—
Loss on retirement of convertible note payable	115,805	—
Expiration and charge-off of deposit to acquire oil & gas properties	75,000	—
Amortization of discount on convertible note payable	25,823	—

Change in operations assets and liabilities:
Increase (decrease) in accounts payable	(31,592)	38,990
Increase (decrease) in accrued liabilities	3,406	(337)
Increase in accrued interest	8,402	22,022
Net cash used in operating activities	(72,906)	(492)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—

Cash flows from financing activities:
Repayment of convertible note payable	(453,539)	—
Net proceeds from issuance of convertible preferred stock	1,929,089	—

Net cash provided by financing activities	1,475,550	—

Net increase (decrease) in cash and cash equivalents	1,402,644	(492)

Cash and cash equivalents:
Beginning	11,042	1,785
Ending	$1,413,686	$1,293
Supplemental cash flow information:
Cash paid for interest	$17,448	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of convertible promissory notes pursuant to debt settlement agreements	$28,665	$—
Issuance of detachable common stock purchase warrants pursuant to debt settlements agreements	$1,605,178	$—
Capital contribution attributable to related party debt extinguishment	$1,108,477	$—
Accrual of Series A convertible preferred stock dividends	$3,744	$—
Cumulative effect of adoption of ASU 2020-06	$160,900	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Condensed Financial Statements

March 31, 2021

(Unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

Infinity Energy Resources, Inc. (collectively, “we,” “ours,” “us,” “Infinity” or the “Company”) has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2021 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K, filed with the SEC.

Nature of Operations

“Infinity,” the “Company,” “we,” “us” and “our” refer collectively to Infinity Energy Resources, Inc., its predecessors and subsidiaries or one or more of them as the context may require. Since 2009, we had planned to pursue the exploration of potential oil and gas resources in the United States and in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. Civil unrest within Nicaragua and difficulties encountered with negotiations on extensions and the issuance of permits to drill with the Nicaraguan government made the exploration and development of the underlying concessions problematic. In addition, the Company was in technical default of the certain terms of the Nicaraguan Concession and the Nicaraguan government terminated both of the underlying Concessions. As a result, the Company abandoned all of its efforts to explore and develop the Nicaraguan Concessions effective January 1, 2020.

We sold our wholly-owned subsidiary, Infinity Oil and Gas of Texas, Inc. (“Infinity Texas”) in 2012 and its wholly-owned subsidiary, Infinity Oil and Gas of Wyoming, Inc. (“Infinity Wyoming”), was administratively dissolved in 2009.

Subsequent to the termination of the Nicaraguan Concessions, we began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, on July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). We paid a non-refundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the newly acquired Option permitted the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement which extended the new Option to January 11, 2021, which expired.

We and Core, as well as all of the members of Core, Mandalay LLC and Coal Creek Energy, LLC (collectively, the “Seller”) entered into that certain side letter agreement on March 31, 2021 (the “Side Letter”), pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased pursuant to the asset purchase and sale agreement, entered into by the Company and the Seller on December 14, 2020 (the “Asset Purchase Agreement”), to April 1, 2021 (the “APA Closing Date”). Pursuant to the Side Letter, the Company is responsible for reimbursing the Seller for certain prorated revenues and expenses from January 1, 2021 through the APA Closing Date.

On April 1, 2021 we completed the acquisition of the Properties, under the same terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021 and to retire all outstanding Convertible Notes Payable.

The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We commenced rework the existing production wells after completion of the acquisition of the Properties and intend to continue doing so during the second quarter of 2021. Thereafter, the Company plans to develop the Properties existing oil & gas reserves including the exploration for the existence of new oil & gas zones and other mineral reserves Properties may hold.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties enumerated above, as well as satisfying our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties.

Covid–19 Pandemic

The unaudited condensed financial statements contained in this quarterly report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of March 31, 2021. Economies throughout the world have been and continue to be severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19). In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this quarterly report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

Going Concern

The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund the (i) development of the Properties acquired on April 1, 2021; (ii) normal day-to-day operations and corporate overhead; and (iii) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2021.

The Company has made substantial progress in resolving many of its existing financial obligations during the three months ended March 31, 2021. In that regard, on March 31, 2021, the Company and six creditors entered into Debt Settlement Agreements which extinguished accounts payable and accrued liabilities totalling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes with detachable warrants to purchase 5,732,994 shares of common stock for $0.50 per share. On April 1, 2021, the Company and the holders of two notes payable that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totalled $123,830 as of April 1, 2021. The Company has made substantial progress in resolving its financial obligations, however, there remains significant amounts of obligations that are currently past due and are in default that the Company is attempting to obtain extensions of the maturity dates and/or compromises regarding payment of its obligations.

The Company will have significant financial commitments to execute its planned exploration and development of the Properties. The Company may find it necessary to raise substantial amounts of debt or equity capital to fund such exploration and development activities and may seek offers from industry operators and other third parties for interests in the Properties in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. There can be no assurance that it will be able to obtain such new funding or be able to reach agreements with industry operators and other third parties or on what terms.

Due to the uncertainties related to the foregoing matters, there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed financial statements are issued. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Convertible Instruments

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

The Company early adopted ASU 2020-06 effective January 1, 2021 and has applied its effects to the 3% Convertible Promissory Notes issued on March 31, 2021 (See Note 2). The Company elected to adopt ASU 2020-06 using the modified retrospective method which enables entities to apply the transition requirements in this ASU at the effective date of ASU 2020-06 (rather than as of the earliest comparative period presented) with the effect of initially adopting ASU 2020-06 recognized as a cumulative-effect adjustment to retained earnings (accumulated deficit) on the first day of the period adopted. Therefore, this transition method applies the amendments in ASU 2020-06 to outstanding financial instruments as of the beginning of the fiscal year of adoption (January 1, 2021), with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) as of the date of adoption. In accordance with the modified retrospective method, no adjustment was made to the comparative-period information including earnings (loss) per share.

The Company applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2021, (the date of adoption of ASU 2020-06). The convertible notes payable issued on August 19, 2020 was the only outstanding financial instrument effected by this new accounting standard as of January 1, 2021. Therefore the application of ASU-2020-06 to this convertible note payable was used to determine the cumulative effect of the adoption of the new accounting standard. The cumulative effect of the adoption of the new accounting standard was determined and recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) which resulted in an increase to the carrying value of convertible notes payable as of January 1, 2021 by $160,900, a decrease to additional paid in capital of $252,961 and a decrease to accumulated deficit of $92,061. See Note 2.

Prior to the adoption of ASU 2020-06, the Company applied the existing accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to the financial statements include the estimated fair value of derivative liabilities, stock-based awards, and the realization of deferred tax assets.

Basic and Diluted Earnings (Loss) Per Share

Net earnings (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of shares of Common Stock outstanding. Diluted net earnings (loss) per share is based on the assumption that all dilutive convertible shares, warrants and stock options were converted or exercised or excluded from the calculations if their inclusion would be antidilutive. Dilution is computed by applying the if-converted/treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of Common Stock at the average market price during the period. The Company has outstanding convertible promissory notes payable and Convertible Preferred Stock both of which is potentially dilutive. Such potential dilutive effect is included in diluted earnings (loss) per share at the beginning of the period (or at the time of issuance, if later) if they have a dilutive effect or such potentially dilutive securities are excluded from the calculations if their inclusion would be antidilutive.

The Company has outstanding convertible promissory notes payable and convertible preferred stock both of which is potentially dilutive. The adoption of ASU 2020-06 requires the Company to assume share settlement when an instrument can be settled in cash or shares at the entity’s option. This applies both to convertible instruments and freestanding arrangements that could result in cash or share settlement. ASU 2020-06 also stipulates that an average market price for the period should be used in the computation of the diluted earnings (loss) per share denominator in cases when the exercise price of an instrument may change based on an entity’s share price or changes in the entity’s share price may affect the number of shares that would be used to settle a financial instrument. Lastly, an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted average share count for all potentially dilutive securities.

During the three months ended March 31, 2021, the Company had outstanding the following securities that were potentially dilutive; 1) Series A Convertible Preferred Stock, 2) Convertible Note Payable through its retirement on March 26, 2021, 3) Convertible Promissory Notes issued on March 31, 2021, 4) Common Stock purchase warrants and 5) stock purchase options. The inclusion of all potentially dilutive securities in diluted earnings (loss) for the three months ended March 31, 2021 and 2020 were excluded because of their anti-dilutive effect because of the net loss reported for both periods.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have yet been issued. If an entity early adopts these amendments in an interim period, it should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that elects to early adopt the standard is required to adopt all of the amendments in the same period (i.e., an entity cannot select which amendments to early adopt). The Company adopted ASU 2019-12 for fiscal year ending December 31, 2021 and the adoption resulted in no impact on the Company’s financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Note 2 – Debt Obligations

Debt obligations is comprised of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Notes payable:
Convertible promissory notes payable	$28,665	$—
Convertible note payable, (less discount of $-0- and $231,606 as of March 31, 2021 and December 31, 2020, respectively)	—	133,563
Note payable (in default)	50,000	50,000
Note payable (in default)	35,000	35,000
Total notes payable	113,665	218,563
Less: Long-term portion	28,665	—
Notes payable, short-term	$85,000	$218,563

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2021 (April 1, 2021 through December 31, 2021)	$85,000
2022	—
2023	—
2024	—
2025	—
2026	28,665
Total	$113,665

Convertible Promissory Notes Payable

On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totalling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes (the “ 3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allow for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026 (“Maturity Date”). The 3% Notes are convertible as to principal and any accrued interest, at the option of the holder, into shares of the Company’s Common Stock at any time after the issue date and prior to the close of business on the business day preceding the Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustment.

An aggregate of $2,577,727 of the total accounts payable and accrued liabilities that were extinguished were with five related parties. Such related parties were issued $25,777 principal balance of the 3% Convertible Promissory Notes and warrants to purchase 5,155,454 shares of Common Stock in exchange for the extinguishment of their respective debt obligations. See Note 11.

Convertible Note Payable

On August 19, 2020, the Company entered into a securities purchase agreement with an accredited investor (the “August Investor”) for the Company’s senior unsecured convertible note due August 19, 2021 (the “August Note”), with an aggregate principal face amount of approximately $365,169. The August Note was, subject to certain conditions, convertible into an aggregate of 3,943,820 shares of Common Stock, at a price of $0.10 per share. The Company also issued a five-year common stock purchase warrant to purchase up to 800,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “August Warrant”). The August Warrant is immediately exercisable and on a cashless basis if the shares underlying such warrant have not been registered within 180 days after the date of issuance. The August Investor purchased such securities from the Company for an aggregate purchase price of $325,000. The Company also granted the August Investor certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the August Investor of the shares underlying the August Warrant and the conversion of the August Note.

The August Note bore interest at a rate of eight percent (8%) per annum with 12 months guaranteed, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,500,000. In addition, pursuant to the August Note, so long as the August Note remained outstanding, the Company could not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than ten cents per share without written consent of the August Investor.

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

As described in Note 1 the Company elected to early adopt ASU 2020-06 using the modified retrospective method which enables entities to apply the transition requirements in this ASU at the effective date of ASU 2020-06 (rather than as of the earliest comparative period presented) with the effect of initially adopting ASU 2020-06 recognized as a cumulative-effect adjustment to retained earnings (accumulated deficit) on the first day of the period adopted.

The Company applied ASU-2020-06 to all to outstanding financial instruments as of January 1, 2021, (the date of adoption of ASU 2020-06). The convertible notes payable issued on August 19, 2020 was the only outstanding financial instrument effected by this new accounting standard as of January 1, 2021. Therefore the application of ASU-2020-06 to this convertible note payable was used to determine the cumulative effect of the adoption of the new accounting standard. The cumulative effect of the adoption of the new accounting standard was determined and recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) which resulted in an increase to the carrying value of convertible notes payable as of January 1, 2021 by $160,900, a decrease to additional paid in capital of $252,961 and a decrease to accumulated deficit of $92,061. See Note 1.

On March 26, 2021, the Company exercised its right to retire the August Note in conjunction with the issuance of Convertible Preferred Stock (See Note 2 and 10). In accordance with the prepayment provisions contained in the August Note, the Company paid all principal, accrued interest and the 15% prepayment premium as follows:

Amount
Principal balance at par	$365,169
Remaining discount included in principal balance	(44,883)
Accrued interest	17,448
Prepayment premium (including remaining discount due to early retirement)	115,805

Total payment to retire the August Note	$453,539

The prepayment premium was charged to non-operating expense as a loss from retirement of convertible note payable (See Note 8).

Following is a summary of the August Note as previously reported on December 31, 2020 through March 31, 2021 follows:

Amount
Balance December 31, 2020 - August Note	$133,563
Cumulative effect of adoption of ASU 2020-06	160, 900
Amortization of discount through the March 26, 2021 retirement date	25,823
Remaining discount recognized as a loss from retirement of convertible note payable	44,883
Retirement of August Note at par value on March 26, 2021	(365,169)

Balance March 31, 2021 - August Note	$—

Other notes payable

The Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015, the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of such note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan and subsequent extensions, the Company issued the individual a warrant for the purchase of 5,000 shares of Common Stock at $5.60 per share for a period of five years from the date of such note and/or extensions. The ratchet provision in such warrant requires that such warrant be accounted for as derivative liability. The related warrant derivative liability balance was $72 and $189 as of March 31, 2021 and December 31, 2020, respectively. See Note 5.

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totalled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274 which will be recorded in the second quarter of 2021.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of such note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan and subsequent extensions, the Company issued the individual a warrant for the purchase of 3,500 shares of Common Stock at $5.60 per share for a period of five years from the date of such note and/or extensions. The ratchet provision in such warrant requires that such warrant be accounted for as derivative liability. The related warrant derivative liability balance was $50 and $132 as of March 31, 2021 and December 31, 2020, respectively. See Note 5.

On April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totalled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which will be recorded in the second quarter of 2021.

Note 3 – Accrued liabilities

Accrued liabilities consist of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued compensation (see Notes 8 and 11)	$—	$1,425,708
Accrued board of director fees (see Notes 8 and 11)	—	363,500
Accrued accounting services – Related party (see Notes 8 and 11)	—	762,407
Accrued rent	614,917	614,917
Accrued Nicaragua Concession fees	544,485	544,485
Accrued financing costs – Related party (see Notes 8 and 11)	—	26,113
Accrued franchise taxes	113	450
Accrued Series A convertible preferred stock dividends	3,744	—
Total accrued liabilities	$1,163,259	$3,737,580

The accrued rent balances relate to unpaid rent for the Company’s previous headquarters in Denver Colorado and represents unpaid rents and related costs for the period June 2006 through November 2008. The Company has not had any correspondence with the landlord for several years and will seek to settle and/or negotiate the matter when it has the financial resources to do so.

The accrued Nicaraguan Concession fees were accrued during the time the Concessions had lapsed and the Company was attempting to negotiate extensions to the underlying concessions with the Nicaraguan government which were unsuccessful. The Company abandoned all efforts to negotiate an extension to the Concessions effective January 1, 2020 and ceased the accrual of all related fees at that time.

On March 31, 2021, the Company and six creditors entered into Debt Settlement Agreements which extinguished accounts payable and accrued liabilities totalling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. Such creditors included those described in the above table as: 1) accrued compensation, 2) accrued board of director’s fees, 3) accrued accounting services and 4) accrued financing costs. (See Note 2, 8 and 11)

Note 4 – Stock Options

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

In May 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,000 shares of the Company’s Common Stock is reserved for issuance under the 2006 Plan. In June 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan (the “2005 Plan”), under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 47,500 shares of the Company’s Common Stock were reserved for issuance under the 2005 and 2006 Plans; however, such Plans have now expired, and no further issuances can be made. Options granted under the 2005 Plan and 2006 Plan allow for the purchase of shares of Common Stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company also has issued other stock options not pursuant to a formal plan with terms similar to the 2005 and 2006 Plans.

At the Annual Meeting of Stockholders held on September 25, 2015 and the stockholders approved the Infinity Energy Resources, Inc. 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and reserved 500,000 shares for issuance under the 2015 Plan.

As of March 31, 2021, 500,000 shares were available for future grants under the 2015 Plan. All other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility based on historical volatility. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were no stock options granted during the three months ended March 31, 2021 and 2020.

The following table summarizes stock option activity for the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	332,000	$41.86	1.28 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(55,000)	(50.25)
Outstanding at March 31, 2021	277,000	$39.75	1.27 years	$—
Outstanding and exercisable at March 31, 2021	277,000	$39.75	1.27 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $-0- and $-0- during the three months ended March 31, 2021 and 2020, respectively.

The intrinsic value as of March 31, 2021 related to the vested and unvested stock options as of that date was $-0-. The unrecognized compensation cost as of March 31, 2021 related to the unvested stock options as of that date was $-0-.

Restricted stock grants. During August 2020 the Board of Directors granted 5,000,000 shares of restricted stock awards to our officers, directors and a consultant. During October 2019 the Board of Directors granted 2,000,000 shares of restricted stock awards to our new Chief Operating Officer. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over a period of time generally corresponding to yearly anniversaries of the grant date. Unvested shares of restricted stock awards may be forfeited upon the termination of service of employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2021 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2020	3,750,000	$0.13
Granted	—	—
Vested	(625,000)	(0.13)
Forfeited	—	—
Nonvested balance, March 31, 2021	3,125,000	$0.13

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted granted aggregating $81,250 and $24,308 during the three months ended March 31, 2021 and 2020, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2021, there were $406,250 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 15 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2021	1,875,000
2022	1,250,000

Note 5 – Derivative Instruments

The estimated fair value of the Company’s derivative liabilities, all of which are related to the detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates. The detachable warrants issued in connection with the two other short-term notes payable (See Note 2) contain ratchet and anti-dilution provisions that remain in effect during the term of the warrants while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished. When the related notes payable containing such ratchet and anti-dilution provisions is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date.

The Company has outstanding warrants to purchase an aggregate of 8,500 shares of Common Stock, in connection with various outstanding debt instruments which require derivative accounting treatment as of March 31, 2021 and 17,000 shares as of December 31, 2020. A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of March 31, 2021 and December 31, 2020 is as follows:

	As of March 31, 2021	As of December 31, 2020

Volatility – range	373.9%	379.4%
Risk-free rate	0.92%	0.38%
Contractual term	0.2 years	0.5 – 0.8 years
Exercise price	$5.60	$5.60
Number of warrants in aggregate	8,500	17,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2020	$321
Unrealized derivative gains included in other income/expense for the period	(199)

Balance at March 31, 2021	$122

Note 6 – Warrants

The following table summarizes warrant activity for the three months ended March 31, 2021:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2020	1,528,380	$0.65
Issued in connection with issuance of Series A convertible preferred stock (See Note 2)	5,256,410	0.39
Issued in connection with issuance of convertible promissory notes (see Note 2)	5,732,994	0.50
Forfeited/expired	(18,500)	(5.28)

Outstanding and exercisable at March 31, 2021	12,499,284	$0.46

The weighted average term of all outstanding common stock purchase warrants was 5.2 years as of March 31, 2021. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of March 31, 2021.

Note 7 – Income Taxes

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the net operating loss history of the Company maintaining a full reserve on all net deferred tax assets during the three months ended March 31, 2021 and 2020.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at March 31, 2021. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $61,235,000 in accordance with its 2020 Federal Income tax return as filed, which expire from 2028 through 2039.

The Company has recently completed the filing of its tax returns for the tax years 2012 through 2020. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

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

Note 8 – Gain on Extinguishment of Liabilities

During the three months ended March 31, 2021 and 2020, the Company recorded gains on the extinguishment of liabilities through the negotiation of settlements with certain creditors and through the operation of law.

	Three months ended
	March 31, 2021	March 31, 2020

Gain on extinguishment of liabilities	$124,177	$—
Gain from settlement of litigation (See Note 9)	23,000	—
Loss from retirement of convertible note payable (See Notes 2 & 8)	(115,805)	—
Total	$31,372	$—

On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totalling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes (the “ 3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allows for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026. The 3% Notes are convertible as to principal and any accrued interest, at the option of holder, into shares of the company’s Common Stock at any time after the issue date and prior to the close of business on the business day preceding the Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustment.

The warrants to purchase 5,732,994 shares of common stock issued pursuant to the Debt Settlement Agreements were valued at $1,605,178 using the black-scholes methodology. The following assumptions were used in calculating the estimated fair value of the warrants as of March 31, 2021:

As of March 31, 2021

Volatility – range	374.0%
Risk-free rate	0.92%
Contractual term	5.0 years
Exercise price	$0.50
Number of warrants in aggregate	5,732,994

An aggregate of $2,577,727 of the total accounts payable and accrued liabilities that were extinguished were with five related parties. Such related parties were issued $25,777 principal balance of the 3% Convertible Promissory Notes and warrants to purchase 5,155,454 shares of Common Stock in exchange for the extinguishment of their respective debt obligations. The Company recognized a gain on extinguishment of liabilities for the portion of the extinguishment with non-related parties. Furthermore, it recognized the portion of the gain on extinguishment of liabilities with related parties as a contribution of capital.

The gain on extinguishment of liabilities form the Debt Settlement Agreements was determined as follows:

Amount

Total accounts payable and accrued liabilities extinguished	$2,866,497
Less: Principal balance of 3% Convertible Promissory Notes issued	(28,665)
Less: Fair value of warrants to purchase common stock issued	(1,605,178)

Total gain on extinguishment of liabilities	$1,232,654
Less: Related party amounts reported as a capital contribution	(1,108,477)

Gain on extinguishment of liabilities	$124,177

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

Lack of Compliance with Law Regarding Domestic Properties

Infinity has not been in compliance with existing federal, state and local laws, rules and regulations for its previously owned domestic oil and gas properties and this could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of well prior to December 31, 2020; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded of $1,716,003 as of March 31, 2021 and December 31, 2020 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties. The Company has not maintained insurance on the domestic properties for a number of years nor has it owned/produced any oil & gas properties for a number of years.

Binding Term Sheet to Acquire Domestic Oil and Gas Properties

On July 31, 2019, we acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. We paid a non-refundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed the Asset Purchase Agreement which extended the new Option to January 11, 2021 which expired.

We and Core entered into a Side Letter agreement on March 31, 2021, pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased pursuant to the Asset Purchase Agreement, which the parties entered into on December 14, 2020, to April 1, 2021. Pursuant to the Side Letter, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through the April 1, 2021 closing date.

On April 1, 2021 we completed the acquisition of the Properties, under the same terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021 and to retire all outstanding Convertible Notes Payable.

Upon completion of the acquisition, the purchase included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

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

20

●

Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totalling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of March 31, 2021 and December 31, 2020, which management believes is sufficient to provide for the ultimate resolution of this dispute.

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

On February 10, 2021, the parties agreed to a full and complete settlement of the matter with prejudice. The terms of the settlement required the Company to pay a total of $10,000 to extinguish accounts payable to Ryan totalling $33,000. As a result, the Company recorded a $23,000 gain from settlement of litigation during the three months ended March 31, 2021.

Note 10 – Convertible Preferred Stock

The Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.0001 per share.

On March 16, 2021, the Company approved and filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (“COD”). The COD provides for the issuance of up to 27,778 shares of Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share. Pursuant to the provisions of the COD, the Series A Convertible Preferred Stock is convertible, at the option of the holders thereof, at any time, subject to certain beneficial ownership limitations, into shares of Common Stock determined on a per share basis by dividing the $100 stated/liquidation value of such share of Convertible Preferred Stock by the $0.32 per share conversion price, which conversion price is subject to certain adjustments. In addition, the COD provides for the payment of 10% per annum cumulative dividends, in (i) cash, or (ii) shares of Common Stock, to the holders of the Series A Convertible Preferred Stock based on the stated/liquidation value, until the earlier of (i) the date on which the shares of Series A Convertible Preferred Stock are converted to common stock or (ii) date the Company’s obligations under the COD have been satisfied in full. The shares of Series A Convertible Preferred Stock also (i) vote on an as-converted to Common Stock basis, subject to certain beneficial ownership limitations, (ii) are subject to mandatory conversion into Common Stock upon the closing of any equity financing transaction consummated after the original issue date, pursuant to which the Company raises gross proceeds of not less than $5,000,000, (iii) rank senior to the Common Stock and any class or series of capital stock created after the Series A Convertible Preferred Stock and (iv) have a special preference upon the liquidation of the Company.

On March 26, 2021 the Company entered into a securities purchase agreement with five (5) accredited investors providing for an aggregate investment of $2,050,000 by the investors for the issuance by the Company to them of (i) 22,776 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated/liquidation value of $100 per share of the Company convertible into an aggregate of up to 7,117,500 shares of Common Stock, of the Company that are issuable from time to time upon conversion of such shares of Series A Convertible Preferred Stock; (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 5,256,410 shares of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments thereunder. Holders of the Warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the Warrant Shares within six (6) months following the Closing Date, as defined in the Warrants, by exercising on a cashless basis pursuant to the formula provided in the Warrants. Net proceeds from the issuance of Series A Convertible Preferred Stock totalled $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company intends to use the proceeds of the Series A Convertible Preferred Stock offering to complete the acquisition and development of the Properties, to pay-off the outstanding convertible note payable (See Note 2 & 8) and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the acquisition of the Properties which occurred on April 1, 2021 to register the conversion shares and the warrant Shares. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the closing of the acquisition of the Properties which occurred on April 1, 2021.

The holders of the Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its Series A Convertible Preferred Stock and/or exercise its common stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company accrued dividends totalling $3,744 relative to the Series A Convertible Preferred Stock which were charged to additional paid in capital as of March 31, 2021.

Note 11 – Related Party Transactions

The Company’s Chief Operating Officer is a non-controlling member of Core. The Company acquired an Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a non-refundable deposit of $50,000 in 2019 to bind the original Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the newly acquired Option permitted the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an asset purchase and sale agreement which extended the new Option to January 11, 2021, which expired. The parties entered into a Side Letter agreement on March 31, 2021, pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased to April 1, 2021. Pursuant to the Side Letter, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through the April 1, 2021 closing date. On April 1, 2021 we completed the acquisition of the Properties, under the same terms of the asset purchase agreement executed on December 14, 2020 which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of convertible preferred stock with detachable common stock purchase warrants. The funds raised pursuant to the Series A Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021 and to retire the outstanding convertible note payable.

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the three months ended March 31, 2021 and 2020. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due to such firm for services totalling $762,407 were extinguished upon the issuance of $7,624 principal balance of 3% Note and the issuance of warrants to purchase 1,524,814 shares of Common Stock as further described in Notes 2, 8 & 11. Total amounts due to the related party was $-0- and $762,407 as of March 31, 2021 and December 31, 2020, respectively.

The Company has accrued compensation to its officers and directors in previous years. The Board of Directors authorized the Company to cease the accrual of compensation for its officers and directors, effective January 1, 2018. On March 31, 2021 the parties entered into Debt Settlement Agreements whereby all accrued amounts due for such services totalling $1,789,208 were extinguished upon the issuance of $17,892 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 3,578,416 shares of Common Stock as further described in Notes 2, 8 & 11. Total amounts due to the officers and directors related to accrued compensation was $-0- and $1,789,208 as of March 31, 2021 and December 31, 2020, respectively.

Offshore Finance, LLC was owed financing costs in connection with a subordinated loan to the Company which was converted to common shares in 2014. The managing partner of Offshore and the Company’s CFO are partners in the accounting firm which the Company used for general corporate purposes in the past. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due for such services totalling $26,113 were extinguished upon the issuance of $261 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 52,226 shares of common stock as further described in Notes 2, 8 & 11. Total amounts due to this related party was $-0- and $26,113 as of March 31, 2021 and December 31, 2020, respectively.

On May 13, 2020, the Company borrowed $41,000 from its Chairman, CEO & President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes. The entire $41,000 principal balance and $654 of accrued interest related to the note was retired on August 19, 2020 and there is no remaining balance as of March 31, 2021 and December 31, 2020.

Note 12 – Subsequent Events

Acquisition of Domestic Oil and Gas Properties

On April 1, 2021 we completed the acquisition of the Properties, under the same terms of the Asset Purchase Agreement executed on December 14, 2020 which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021 and to retire the outstanding Convertible Note Payable (See Note 2).

Upon completion of the acquisition, the purchase included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We have commenced with certain rework to the existing production wells subsequent to the acquisition of the Properties during the second quarter of 2021. The Company plans to develop the Properties existing oil & gas reserves including the exploration for the existence of new oil & gas zones and other mineral reserves Properties may hold.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties enumerated above, as well as satisfying our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties.

Term Sheet to enter into Joint Venture Agreement

On April 30, 2021, the Company and US Noble Gas, LLC (“USNG”) entered a non-binding term sheet to set terms and conditions whereby the parties would formalize a joint venture for the purpose of exploring for and development of various potential noble gas reserves on the Company’s recently acquired Properties. The joint venture would cover all of the noble gas rights production rights potentially existing on the approximate 11,000 acres included in the Company’s Properties.

The term sheet contains various provisions and conditions including the Company receiving the 50% net revenue-share of all noble gases sold with the Company being responsible for 37.5% of the related expenses. Pursuant to the term sheet, USNG among other items, would provide all research/testing/exploration data developed on the Properties, the equipment necessary for extraction of all noble gases, all consulting necessary to explore for and develop any existing noble gas reserves. The Company would be required to issue warrants to issue 2,000,000 shares of common stock at an exercise price of $0.50 for a five-year term to the principal consultants involved with USNG.

The term sheet requires the parties to execute definitive agreements including a Farmout Agreement, Operating Agreement and any other agreements satisfactory to the parties to meet the terms of the joint venture described in the term sheet. There can be no assurances that the parties will complete and execute the definitive agreements and if successful, what the final terms will be. Furthermore, there can be no assurances that the Companies Properties hold potential reserves of noble gases or that they can be produced on a commercially profitable basis.

Extinguishment of Notes Payable and Related Liabilities

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totalled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274 which will be recorded in the second quarter of 2021.

On April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totalled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which will be recorded in the second quarter of 2021.

Covid–19 Pandemic

The unaudited condensed financial statements contained in this quarterly report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of March 31, 2021. Continuing after such date, we believe that our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the coronavirus (Covid-19) and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations in subsequent quarterly periods. In reading this quarterly report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties to the results of our operations in such subsequent periods caused by the outbreak of Covid-19.

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

Overview

The Company is an oil and natural gas exploration, development and production company, which is primarily in the business of drilling and operating oil & gas wells. Since 2009, the Company has planned to pursue the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. However, in January 2020, the Company abandoned the Concessions. The Company has also assessed various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States, such as in the Central Kansas Uplift geological formation covering over 11,000 acres (the “Properties”).

On April 1, 2021 we completed the acquisition of the Properties, under the same terms of the Asset Purchase Agreement executed on December 14, 2020 which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021, to retire all outstanding Convertible Notes Payable and general working capital purposes.

Upon completion of the acquisition, the purchase included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We have commenced with certain rework to the existing production wells subsequent to the acquisition of the Properties and intend to continue doing so during the second quarter of 2021. The Company plans to develop the Properties’ existing oil & gas reserves including the exploration for the existence of new oil & gas zones and other mineral reserves the Properties may hold.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties enumerated above, as well as satisfying our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties.

2021 Operational and Financial Objectives

COVID–19 PANDEMIC

The financial statements contained in this Quarterly Report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of March 31, 2021. Economies throughout the world continue to be severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19). In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have been disrupted and our efforts to raise necessary capital will likely be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this Quarterly Report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

Corporate Activities

The Company’s 2021 operating objectives have focused on: 1) completing the acquisition of the Properties, 2) raising the necessary funds to complete acquisition of the Properties and 3) resolution of obligations in default and/or past due.

Recent financings –

Issuance of Convertible Preferred Stock - On March 26, 2021, the Company issued Convertible Preferred Stock (the “Preferred Stock”), with an aggregate principal face amount of up to $2,500,000 subject to a 10% original issue discount. The Convertible Preferred Stock is, subject to certain conditions, convertible into shares of Common Stock at a rate of $0.32 per share and will be subject to a 10% dividend rate per annum, payable quarterly in cash or registered Common Stock, subject to equity conditions. The holders were also granted demand registration rights. The Company also issued warrants to the Convertible Preferred Stock investors to purchase up to 6,410,250 shares (assuming the $2.5 million offering is fully subscribed) of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments. The common stock purchase warrants are exercisable commencing six (6) months after issuance on a cashless basis at the holders’ discretion with a term of five (5) years. On March 26, 2021, investors purchased Preferred Stock with an aggregate cash purchase price of $2,050,000 together with warrants to purchase a total of 5,256,410 shares of Common Stock. The Company will allow additional investor purchases to complete the entire offering of an aggregate principal face amount of up to $2,500,000 before closing such offering.

Net proceeds from the issuance of Convertible Preferred Stock was $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company used the proceeds of the Convertible Preferred Stock offering to complete the acquisition and development of the Properties, to pay-off all outstanding convertible notes payable and for general working capital.

Issuance of Convertible Promissory Notes with Detachable Warrants - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totalling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes (the “3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allows for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026. The 3% Notes are convertible as to principal and any accrued interest, at the option of holder, into shares of the Common Stock at any time after the issue date and prior to the close of business on the business day preceding the Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustments. The warrants to purchase 5,732,994 shares of Common Stock issued pursuant to the Debt Settlement Agreements were valued at $1,605,178 using the black-scholes methodology.

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

On March 26, 2021, the Company exercised its right to retire the August Note in conjunction with the issuance of Series A Convertible Preferred Stock. In accordance with the prepayment provisions contained in the August Note, the Company paid all principal, accrued interest and the 15% prepayment premium which totalled $453,539.

Extinguishment of liabilities –

Debt Settlement Agreements - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totalling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes (the “ 3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allows for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026. The 3% Notes are convertible as to principal and any accrued interest, at the option of Holder, into shares of the Common Stock at any time after the issue date and prior to the close of business on the business day preceding the Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustment. The warrants to purchase 5,732,994 shares of Common Stock issued pursuant to the Debt Settlement Agreements were valued at $1,605,178 using the black-scholes methodology.

Extinguishment of Convertible Note Payable - On March 26, 2021, the Company exercised its right to retire the convertible note payable issued in August 2019 with a par value of $365,169 in conjunction with the issuance of the Series A Convertible Preferred Stock. In accordance with the prepayment provisions contained in the August Note, the Company paid $453,539 to retire all principal, accrued interest and the 15% prepayment premium.

Extinguishment of $1,050,000 Note Payable -On September 24, 2020, the Company entered into an Exchange and Settlement Agreement (the “Exchange Agreement”) with a note holder (the “Holder”), pursuant to which the Holder agreed to exchange its 8% promissory note in the original principal amount of $1,050,000, representing outstanding principal balance of $1,000,000 and accrued and unpaid interest thereon (which totalled $542,762 as of September 24, 2020), for (i) a cash payment in the amount of $100,000 and (ii) 737,532 newly issued shares of Common Stock (the “Exchange”).

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

Option to Acquire Oil and Gas Properties - On July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for the Properties. We paid a non-refundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement (“Asset Purchase Agreement”) which extended the new Option to January 11, 2021 which expired.

We and Core entered into a Side Letter agreement on March 31, 2021, pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased pursuant to the Asset Purchase Agreement, which the parties entered into on December 14, 2020, to April 1, 2021. Pursuant to the Side Letter, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through the April 1, 2021 closing date.

On April 1, 2021 we completed the acquisition of the Properties, under the same terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021 and to retire all outstanding Convertible Notes Payable.

Upon completion of the acquisition, the purchase included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We have commenced with certain rework to the existing production wells subsequent to the acquisition of the Properties and intend to continue doing so during the second quarter of 2021. The Company plans to develop the Properties’ existing oil & gas reserves including the exploration for the existence of new oil & gas zones and other mineral reserves the Properties may hold.

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

For the Three Months Ended March 31, 2021 and 2020

Results of Operations

Revenue

The Company had no revenues in either 2021 or 2020 because it focused on the acquisition of domestic oil and gas properties, resulting in its acquisition of the Properties on April 1, 2021.

Production and Other Operating Expenses (income)

The Company had no production related operating expenses in either 2021 or 2020. The Company sold its investment in Infinity-Texas in July 2012 and held no developed or undeveloped oil and gas properties in the United States in 2021 and 2020. On April 1, 2021, the Company completed the acquisition of oil producing properties in the Central Kansas Uplift region containing existing production on approximately11,000 acres.

The Company has no current domestic exploration and development activities other than the above-mentioned Central Kansas Uplift project.

General and Administrative Expenses

General and administrative expenses were $200,970 for the three months ended March 31, 2021, an increase of $137,517, or 217%, from our general and administrative expenses of $63,453 in the same period in 2020. The increase in general and administrative expenses is primarily attributable to several expenses including the $75,000 charge-off of the expired Option in January 2021 and an increase in stock-based compensation of $56,942 related to the August 2020 restricted stock grants in 2021 compared to 2020. The restricted stock granted to our officers, directors and certain consultants will continue be amortized ratably through June 2022.

Interest Expense

Interest expense increased to $34,225 for the three months ended March 31, 2021, compared to $22,022 for the comparable period in 2020, an increase of $12,203, or 55%. Interest expense during the three months ended March 31, 2021 was primarily due to the convertible note payable issued in August 2019, which had a stated principal balance of $365,169 and bore interest at an 8% rate until it was retired on March 26, 2021. The retirement of the August Note resulted in total interest accrued of $6,723 and the amortization to interest expense of the related discount totalling $25,823 during the three months ended March 31, 2021.

On March 31, 2021, the Company issued $28,665 principal balance of 3% Notes in connection with the Debt Settlement Agreements. These outstanding promissory notes will affect interest expense in future quarters but did not have any effect during the three months ended March 31, 2021.

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totalled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274 which will be recorded in the second quarter of 2021.

On April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totalled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which will be recorded in the second quarter of 2021.

Gain on Extinguishment of Liabilities

The $31,372 net gain on extinguishment of liabilities is attributable to three transactions that extinguished outstanding liabilities during the three months ended March 31, 2021; (i) the Debt Settlement Agreements which extinguished accounts payable and accrued liabilities with a total outstanding balance of $2,866,497 for the issuance of $28,665 in principal balance of the 3% Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share which was valued at $1,605,178 which resulted in a total gain of $1,232,654 of which $124,177 was reported as a gain on extinguishment of liabilities and $1,108,477 was reported as a capital contribution because it was attributable to related parties, (ii) the $23,000 gain from settlement of litigation which extinguished $33,000 of trade payables for a cash payment of $10,000 and iii) the loss of $115,805 relative to the early retirement of $365,169 principal balance of convertible note payable. There were no similar extinguishments during the three months ended March 31, 2020.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes outstanding during the three months ended March 31, 2021 and 2020 are treated as derivative instruments because such notes and warrants contain ratchet and anti-dilution provisions. The mark-to-market process resulted in a gain of $199 during the three months ended March 31, 2021, compared to a gain of $710 during the three months ended March 31, 2020.

Income Tax

The Company recorded no income tax benefit (expense) in the three months ended March 31, 2021 and 2020. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at March 31, 2021. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the three months ended March 31, 2021 and 2020.

Net loss

The Company reported a net loss of $203,624 for the three months ended March 31, 2021, compared to a net loss of $84,765 for the same period in 2020. This represents a deterioration of $118,859 in 2021 compared to 2020.

Net loss applicable to Common Stockholders

The Company has classified its Series A Convertible Preferred Stock as equity securities in the condensed balance sheet. Such Convertible Preferred Stock bears cumulative dividend at a 10% rate based on its stated/liquidation value. Accrued dividends on the outstanding Series A Convertible Preferred Stock totalled $3,744 as of March 31, 2021.

The Series A Convertible Preferred Stock has a preference over Common Stock and therefore such accrued Convertible Preferred Stock dividend amounts have been deducted from net loss to report net loss applicable to Common Stockholders of $ 207,368 and $84,765 for the three months ended March 31, 2021 and 2020, respectively.

Basic and Diluted Loss per Share

Basic earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net earnings per share is computed by dividing the net earnings (loss) by the weighted-average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the period. Common Stock equivalents included in the diluted earnings (loss) per share computation represent shares of Common Stock issuable upon the assumed conversion of Convertible Promissory Notes, Convertible Preferred Stock and the assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common stock equivalents would have an anti-dilutive effect. In addition, in periods in which there is net earnings and the effect of including common stock equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the common stock equivalents are higher than the average closing market price per share) such anti-dilutive common stock equivalents would also be excluded from the calculation of basic and diluted weighted average shares outstanding.

The Company incurred a net loss during the three months ended March 31, 2021 and 2020, therefore all Common Stock equivalents were considered anti-dilutive and excluded from diluted earnings (loss) per share computations. The basic and diluted loss per share were $0.01 and $0.01 for the three months ended March 31, 2021 and 2020, respectively.

Potential equivalent shares of common stock as of March 31, 2021 totalled 19,951,114 shares of Common Stock, which included 57,330 shares of Common Stock underlying the Convertible Promissory Notes, 7,117,500 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 12,499,284 shares of Common Stock underlying outstanding warrants and 277,000 shares of Common Stock underlying outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses and have generated little or no operating revenues for a number of years, as we concentrated on development of our Nicaraguan Concessions, which was a long-term, high-risk/reward exploration project in an otherwise unproven part of the world. We abandoned the Concessions in early 2020 due to the challenging economic and political issues in Nicaragua and the oil and gas industry in general. We are now assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, we have acquired the Option to purchase the Properties. We completed the purchase of the Properties on April 1, 2021 and we have commenced certain rework to the existing producing wells and intend to perform workovers and other develop activities on the Properties during 2021. The planned development of the Properties will require us to raise additional capital to accomplish our operating plan, which cannot be assured. Historically, we financed our operations through the issuance of equity and various short and long-term debt financing that contained some level of detachable warrants to provide the holders with a level of equity participation.

Capital Expenditures

On July 31, 2019, we acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. We paid a non-refundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed the Asset Purchase Agreement which extended the new Option to January 11, 2021, which expired.

We and Core entered into a Side Letter agreement on March 31, 2021, pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased pursuant to the Asset Purchase Agreement, which the parties entered into on December 14, 2020, to April 1, 2021. Pursuant to the Side Letter, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through the April 1, 2021 closing date.

On April 1, 2021 we completed the acquisition of the Properties, under the same terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021 and to retire all outstanding Convertible Notes Payable.

The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We intend to rework the existing production wells on the Properties during the second quarter of 2021. Thereafter, the Company plans to develop the Properties’ existing oil & gas reserves including the exploration for the existence of new oil & gas zones and other mineral reserves the Properties may hold.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties enumerated above, as well as satisfying our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties.

Going Concern

The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund the (i) development of the Properties acquired on April 1, 2021; (ii) normal day-to-day operations and corporate overhead; and (iii) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2021.

The Company has made substantial progress in resolving many of its existing financial obligations during the three months ended March 31, 2021. In that regard, on March 31, 2021, the Company and six creditors entered into Debt Settlement Agreements which extinguished accounts payable and accrued liabilities totalling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. On April 1, 2021, the Company and the holders of two notes payable that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totalled $123,830 as of April 1, 2021. The Company has made substantial progress in resolving its financial obligations: however, there remains significant amounts of obligations that are currently past due and are in default that the Company is attempting to obtain extensions of the maturity dates and/or compromises regarding payment of its obligations.

The Company will have significant financial commitments to execute its planned exploration and development of the Properties. The Company may find it necessary to raise substantial amounts of debt or equity capital to fund such exploration and development activities and may seek offers from industry operators and other third parties for interests in the Properties in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. There can be no assurance that it will be able to obtain such new funding or be able to reach agreements with industry operators and other third parties or on what terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of March 31, 2021, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Series A Convertible Preferred Stock – On March 26, 2021, the Company authorized the issuance of Series A Convertible Preferred Stock (the “Preferred Stock”), with an aggregate principal face amount of up to $2,500,000 subject to a 10% original issue discount. The Preferred Stock is, subject to certain conditions, convertible into Common Stock at a rate of $0.32 per share and will be subject to a 10% dividend rate per annum, payable quarterly in cash or registered Common Stock, subject to equity conditions. The Company also authorized the issuance of detachable warrants in addition to the Preferred Stock investors to purchase up to 6,410,250 shares (assuming the $2.5 million offering is fully subscribed) of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments. The common stock purchase warrants are exercisable commencing six (6) months after issuance on a cashless basis at the holders’ discretion with a term of five (5) years.

On March 26, 2021 five accredited investors purchased Preferred Stock with an aggregate cash purchase price of $2,050,000 together with warrants to purchase a total of 5,256,410 shares of Common Stock pursuant to certain security purchase agreements (the “Purchase Agreement”). The Company will allow additional investor purchases to complete the entire offering of an aggregate principal face amount of up to $2,500,000 before closing such offering.

Net proceeds from the issuance of Preferred Stock was $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company used the proceeds of the Preferred Stock Offering to complete the acquisition and development of the Properties, to pay-off all outstanding convertible notes payable and for general working capital.

The investors who participated in the Preferred Stock offering have previously invested in securities of the Company or otherwise had pre-existing relationships with the Company; the Company did not engage in general solicitation or advertising with regard to the issuance and sale of the securities. The Investors represented that they are either: (i) an “accredited investor” as defined in Rule 501(a)(1), (a)(2), (a)(3), (a)(7) or (a)(8) under the Securities Act of 1933, as amended (the “Securities Act”), or (ii) a “qualified institutional buyer” as defined in Rule 144A(a) under the Securities Act, and purchased the Securities for investment and not with a view to distribution.

Pursuant to the Purchase Agreement, the Company issued to the investors, in a private placement pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, the securities thereunder.

Issuance of Convertible Promissory Notes with Detachable Warrants - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors which extinguished accounts payable and accrued liabilities totalling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes (the “3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allows for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026. The 3% Notes are convertible as to principal and any accrued interest, at the option of holder, into shares of the company’s Common Stock at any time after the issue date and prior to the close of business on the business day preceding the Maturity Date at the rate of $0.50 per share, subject to normal and customary adjustment. The warrants to purchase 5,732,994 shares of Common Stock issued pursuant to the Debt Settlement Agreements were valued at $1,605,178 using the black-scholes methodology.

The Investors have represented they are each “accredited investor” as defined in Rule 501(a) under the Securities Act.

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totalled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. On April 1, 2021, the Company and the holder of another $35,000 note payable that was in default also reached a settlement whereby the Company issued a total of 100,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totalled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which will be recorded in the second quarter of 2021. Both creditors have represented that they are each “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act.

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

Infinity Energy Resources, Inc.

By:	/s/ Stanton E. Ross	Dated: May 13, 2021
Stanton E. Ross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel F. Hutchins	Dated: May 13, 2021
Daniel F. Hutchins
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ John Loeffelbein	Dated: May 13, 2021
John Loeffelbein
Chief Operating Officer

