Form 10-Q
period 2021-06-30
INFINITY ENERGY RESOURCES, INC
filed 2021-08-11
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2021, the registrant had 18,793,265 shares of common stock, $0.0001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

INFINITY ENERGY RESOURCES, INC.

Condensed Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,423	$11,042
Account receivable	6,942	—
Deposit to acquire oil and gas property	—	75,000

Total current assets	184,365	86,042
Oil and gas properties and equipment:
Oil and gas properties and equipment	913,425	—
Accumulated depreciation, depletion and impairment	(30,834)	—

Property and equipment, net	882,591	—

Total assets	$1,066,956	$86,042

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$924,264	$1,190,309
Accrued liabilities (including $-0- and $788,520 due to related party at June 30, 2021 and December 31, 2020)	1,159,628	3,737,580
Accrued interest	214	47,754
Notes payable, net	—	218,563

Total current liabilities	2,084,106	5,194,206

Asset retirement obligations	1,729,707	1,716,003
Convertible promissory notes	28,665	—
Derivative liabilities	—	321

Total liabilities	3,842,478	6,910,530
Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; Series A Convertible – 27,778 shares authorized with stated/liquidation value of $100 per share, 22,776 shares issued and outstanding as of June 30, 2021 and no shares issued or outstanding at December 31, 2020	2	—
Common stock, par value $.0001 per share, 75,000,000 shares authorized, 18,793,265 shares issued and outstanding at June 30, 2021 and 18,548,265 shares issued and outstanding at December 31, 2020	1,879	1,855
Additional paid-in capital	114,938,131	110,352,302
Accumulated deficit	(117,715,534)	(117,178,645)
Total stockholders’ deficit	(2,775,522)	(6,824,488)
Total liabilities and stockholders’ deficit	$1,066,956	$86,042

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenues	$20,828	$—	$20,828	$—

Operating expenses:
Oil and gas lease operating expense	226,795	—	226,795	—
Depreciation, depletion and amortization	30,834	—	30,834	—
Accretion of asset retirement obligation	279	—	279	—
Oil and gas production related taxes	966	—	966	—
Other general and administrative expenses	242,296	42,614	443,266	106,067

Total operating expenses	501,170	42,614	702,140	106,067

Operating loss	(480,342)	(42,614)	(681,312)	(106,067)

Other income (expense):
Interest expense	(214)	(22,104)	(34,439)	(44,126)
Gain on exchange and extinguishment of liabilities	55,230	—	86,602	—
Change in derivative fair value	—	(1,286)	199	(576)

Total other income (expense)	55,016	(23,390)	52,362	(44,702)

Loss before income taxes	(425,326)	(66,004)	(628,950)	(150,769)
Income tax (expense) benefit	—	—	—	—

Net loss	(425,326)	(66,004)	(628,950)	(150,769)

Convertible preferred stock dividends	(56,784)	—	(60,528)	—

Net loss attributable to common stockholders	$(482,110)	$(66,004)	$(689,478)	$(150,769)

Basic and diluted net loss per share:
Basic	$(0.03)	$(0.01)	$(0.04)	$(0.01)
Diluted	$(0.03)	$(0.01)	$(0.04)	$(0.01)
Weighted average shares outstanding – basic and diluted	18,793,265	12,310,733	18,732,688	12,310,733

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	12,310,733	$1,231	$109,583,945	$(122,802,352)	$(13,217,176)

Net loss	—	—	—	(84,765)	(84,765)

Balance, March 31, 2020	12,310,733	1,231	109,608,253	(122,887,117)	(13,277,633)

Stock-based compensation	—	—	24,308	—	24,308

Net loss	—	—	—	(66,004)	(66,004)

Balance, June 30, 2020	12,310,733	$1,231	$109,632,561	$(122,953,121)	$(13,319,329)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	—	$—	18,548,265	$1,855	$110,352,302	$(117,178,645)	$(6,824,488)

Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(252,961)	92,061	(160,900)

Stock-based compensation	—	—	—	—	81,250	—	81,250

Issuance of preferred stock with detachable warrants to purchase common stock	22,776	2	—	—	1,929,087	—	1,929,089

Issuance of warrants to purchase common stock pursuant to debt settlement agreements	—	—	—	—	1,605,178	—	1,605,178

Extinguishment of liabilities with related parties pursuant to debt settlement agreements	—	—	—	—	1,108,477	—	1,108,477

Accrual of preferred stock dividends	—	—	—	—	(3,744)	—	(3,744)

Net loss	—	—	—	—	—	(203,624)	(203,624)

Balance, March 31, 2021	22,776	2	18,548,265	1,855	114,819,589	(117,290,208)	(2,468,762)

Stock-based compensation	—	—	—	—	106,750	—	106,750

Issuance of common stock pursuant to debt settlement agreements	—	—	245,000	24	68,576	—	68,600

Accrual of preferred stock dividends	—	—	—	—	(56,784)	—	(56,784)

Net loss	—	—	—	—	—	(425,326)	(425,326)

Balance, June 30, 2021	22,776	$2	18,793,265	$1,879	$114,938,131	$(117,715,534)	$(2,775,522)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(628,950)	$(150,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(199)	576
Stock-based compensation	188,000	48,616
Depreciation, depletion and amortization	30,834	—
Accretion of asset retirement obligations	279	—
Gain on settlement of litigation	(23,000)	—
Gain on exchange and extinguishment of liabilities	(179,407)	—
Loss on retirement of convertible note payable	115,805	—
Expiration and charge-off of deposit to acquire oil & gas properties	75,000	—
Amortization of discount on convertible note payable	25,823	—
Change in operating assets and liabilities, net of acquisitions of business:
Increase in accounts receivable	(6,942)	—
Increase in accounts payable	45,725	16,154
Increase (decrease) in accrued liabilities	(225)	(225)
Increase (decrease) in accrued interest	8,616	44,126
Net cash used in operating activities	(348,641)	(41,522)

Cash flows from investing activities:
Acquisition of oil and gas properties and equipment	(900,000)	—
Net cash used in investing activities	(900,000)	—

Cash flows from financing activities:
Proceeds from issuance of note payable-related party	—	41,000
Cash dividends paid on preferred stock	(60,528)	—
Repayment of convertible note payable	(453,539)	—
Net proceeds from issuance of convertible preferred stock	1,929,089	—

Net cash provided by financing activities	1,415,022	41,000

Net increase (decrease) in cash and cash equivalents	166,381	(522)

Cash and cash equivalents:
Beginning	11,042	1,785
Ending	$177,423	$1,263
Supplemental cash flow information:
Cash paid for interest	$17,448	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Assumption of asset retirement obligation related to the purchase of oil and gas properties and equipment	$13,425	$—
Issuance of convertible promissory notes pursuant to debt settlement agreements	$28,665	$—
Issuance of detachable common stock purchase warrants pursuant to debt settlements agreements	$1,605,178	$—
Capital contribution attributable to related party debt extinguishment	$1,108,477	$—
Issuance of common stock pursuant to debt settlement agreements	$68,600	$—
Cumulative effect of adoption of ASU 2020-06	$160,900	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INFINITY ENERGY RESOURCES, INC.

Notes to Condensed Financial Statements

June 30, 2021

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

Subsequent to the termination of the Nicaraguan Concessions, we began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, on July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil & gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). We paid a non-refundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the newly acquired Option permitted the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement which extended the new Option to January 11, 2021, which expired.

We and Core, as well as all of the members of Core, Mandalay LLC and Coal Creek Energy, LLC (collectively, the “Seller”) entered into that certain side letter agreement on June 30, 2021 (the “Side Letter”), pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased pursuant to the asset purchase and sale agreement, entered into by the Company and the Seller on December 14, 2020 (the “Asset Purchase Agreement”), to April 1, 2021 (the “APA Closing Date”). Pursuant to the Side Letter, the Company is responsible for reimbursing the Seller for certain prorated revenues and expenses from January 1, 2021 through the APA Closing Date.

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

We commenced rework of the existing production wells after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and krypton. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties existing oil & gas reserves while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties enumerated above, as well as satisfying our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties.

Covid–19 Pandemic

The unaudited condensed financial statements contained in this quarterly report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of June 30, 2021. Economies throughout the world continue to suffer disruptions by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19) including the recent rise of the new Delta variant. In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the Covid-19 pandemic will cease to impact our business and the results of our operations. In reading this Quarterly Report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

Going Concern

The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund the (i) development of the Properties acquired on April 1, 2021; (ii) normal day-to-day operations and corporate overhead; and (iii) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2021 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations during the six months ended June 30, 2021. In that regard, on March 31, 2021, the Company and six creditors entered into Debt Settlement Agreements which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes with detachable warrants to purchase 5,732,994 shares of common stock for $0.50 per share. On April 1, 2021, the Company and the holders of two notes payable that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $123,830 as of April 1, 2021. The Company has made substantial progress in resolving its financial obligations: however, there is in excess of $1.9 million remaining that are in default and that the Company is attempting to obtain extensions of the maturity dates and/or compromises regarding payment of its obligations.

The Company will have significant financial commitments to execute its planned exploration and development of the Properties especially if the Company determines that it will explore for and develop the potential noble gas reserves that may be on the Properties. The Company may find it necessary to raise substantial amounts of debt or equity capital to fund such exploration and development activities and may seek offers from industry operators and other third parties for interests in the Properties in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. There can be no assurance that it will be able to obtain such new funding or be able to reach agreements with industry operators and other third parties or on what terms.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and the series of related accounting standard updates that followed, using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not change the Company’s amount and timing of revenues.

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. To date, such revenues have only included the sale of oil however the Company expects to begin generating revenues from the sale of natural gas and noble gases in the future. The Company recognizes revenue from its interests in the sales of oil and gas in the period that its performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of product, when the Company has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and gas production from one to three months after delivery. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in trade receivables, net in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant. The Company’s oil is typically sold at delivery points under contracts terms that are common in our industry.

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

The Company early adopted ASU 2020-06 effective January 1, 2021 and has applied its effects to the 3% Convertible Promissory Notes issued on March 31, 2021 (See Note 3). The Company elected to adopt ASU 2020-06 using the modified retrospective method which enables entities to apply the transition requirements in this ASU at the effective date of ASU 2020-06 (rather than as of the earliest comparative period presented) with the effect of initially adopting ASU 2020-06 recognized as a cumulative-effect adjustment to retained earnings (accumulated deficit) on the first day of the period adopted. Therefore, this transition method applies the amendments in ASU 2020-06 to outstanding financial instruments as of the beginning of the fiscal year of adoption (January 1, 2021), with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) as of the date of adoption. In accordance with the modified retrospective method, no adjustment was made to the comparative-period information including earnings (loss) per share.

The Company applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2021, (the date of adoption of ASU 2020-06). The convertible notes payable issued on August 19, 2020 was the only outstanding financial instrument effected by this new accounting standard as of January 1, 2021. Therefore the application of ASU-2020-06 to this convertible note payable was used to determine the cumulative effect of the adoption of the new accounting standard. The cumulative effect of the adoption of the new accounting standard was determined and recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) which resulted in an increase to the carrying value of convertible notes payable as of January 1, 2021 by $160,900, a decrease to additional paid in capital of $252,961 and a decrease to accumulated deficit of $92,061. See Note 3.

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

Significant estimates include, but are not limited to, oil and gas reserves; depreciation, depletion and amortization of proved oil and gas properties; future cash flows from oil and gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; the realization of deferred tax assets; fair values of assets acquired and liabilities assumed in business combinations.

Oil and gas properties

On April 1, 2021 we completed the acquisition of the Properties, under the terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

The Company has performed workovers of the wells subsequent to the Properties purchase which was necessary to put the lease back into production status. Therefore, these tangible and intangible workover costs were expensed as lease operating expenses rather than capitalized in the full cost pool in the three and six months ended June 30, 2021. In addition, the Company is currently evaluating the Properties oil and gas reserves and specifically the potential for noble gas reserves such as helium, argon and krypton. Based on these evaluations, the Company may redirect its efforts to the production of noble gases rather than crude oil on the Properties. These noble gas evaluation costs have also been expensed as lease operating costs during the three and six months ended June 30, 2021.

The accounting for, and disclosure of, oil and gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, which were zero at June 30, 2021 and December 31, 2020, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

When we acquire significant amounts of undeveloped acreage, we capitalize interest on the acquisition costs in accordance with FASB ASC Subtopic 835-20 for Capitalization of Interest. We capitalize interest upon identification and development of shale resource opportunities in the Haynesville and Marcellus areas. When the unproved property costs are moved to proved developed and undeveloped oil and gas properties, or the properties are sold, we cease capitalizing interest.

Capitalized costs to acquire oil and natural gas properties are depreciated and depleted on a units-of-production basis based on estimated proved reserves. Capitalized costs of exploratory wells and development costs are depreciated and depleted on a units-of-production basis based on estimated proved developed reserves. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs are divided by the total estimated quantities of proved reserves. This rate is applied to our total production for the quarter, and the appropriate expense is recorded. Support equipment and other property, plant and equipment related to oil and gas producing activities, as well as property, plant and equipment unrelated to oil and gas producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets.

Sales, dispositions and other oil and gas property retirements are accounted for as adjustments to the full cost pool, with no recognition of gain or loss, unless the disposition would significantly alter the amortization rate and/or the relationship between capitalized costs and Proved Reserves.

Pursuant to Rule 4-10(c)(4) of Regulation S-X, at the end of each quarterly period, companies that use the full cost method of accounting for their oil and gas properties must compute a limitation on capitalized costs, or ceiling test. The ceiling test involves comparing the net book value of the full cost pool, after taxes, to the full cost ceiling limitation defined below. In the event the full cost ceiling is less than the full cost pool, we must record a ceiling test write-down of our oil and gas properties to the value of the full cost ceiling. The full cost ceiling limitation is computed as the sum of the present value of estimated future net revenues from our proved reserves by applying average prices as prescribed by the SEC Release No. 33-8995, less estimated future expenditures (based on current costs) to develop and produce the proved reserves, discounted at 10%, plus the cost of properties not being amortized and the lower of cost or estimated fair value of unproved properties included in the costs being amortized, net of income tax effects.

The ceiling test is computed using the simple average spot price for the trailing twelve-month period using the first day of each month. For the period ended June 30, 2021, the trailing twelve-month reference price was $52.13 per Bbl for the West Texas Intermediate oil at Cushing, Oklahoma. This reference price for oil is further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and gas properties may not be reversed in subsequent periods. There were no ceiling test write-downs for the three or six months ended June 30, 2021.

The ceiling test calculation is based upon estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves, in projecting the future rates of production and in the timing of development activities. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

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

During the three and six months ended June 30, 2021, the Company had outstanding the following securities that were potentially dilutive; 1) Series A Convertible Preferred Stock, 2) Convertible Note Payable through its retirement on March 26, 2021, 3) 3% Convertible Promissory Notes issued on March 31, 2021, 4) Common Stock purchase warrants and 5) stock purchase options. The inclusion of all potentially dilutive securities in diluted earnings (loss) for the three and six months ended June 30, 2021 and 2020 were excluded because of their anti-dilutive effect because of the net loss reported for both periods.

Recent Accounting Pronouncements

Reference Rate Reform. - In March 2020, the Financial Accounting Standard Board (the “FASB”) issued an accounting standard update which provides optional expedients and expectations for applying GAAP to contracts, hedging relationships and other transactions to ease financial reporting burdens to the expected market transition from the London Interbank Offered Rate (“LIBOR”) or another reference rate to alternative reference rates. The amendments in this accounting standards update became effective March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on the Company’s financial statements.

Income Taxes – Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued an accounting standard update which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This accounting standards update removes the following exceptions: (i) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; (ii) exception to the requirements to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (iii) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (iv) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in the accounting standards update also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The guidance became effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted the guidance effective January 1, 2021, with all of the anticipated and applicable effects to be required on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2 – Oil and Gas Properties Acquired

On April 1, 2021, the Company completed the previously announced acquisition of certain oil and gas properties and interests from Core Energy, LLC, effective as of January 1, 2021 (the “Oil & Gas Properties Acquisition”). On December 14, 2020, the Company entered into an asset purchase and sale agreement (the “Agreement”) with Core Energy, as well as all of the members of Core, Mandalay LLC and Coal Creek Energy, LLC, to purchase certain oil and gas properties in the Central Kansas Uplift geological formation, covering over 11,000 contiguous acres, including, among other things, the production and mineral rights to and a leasehold interest in the Oil & Gas Properties and all contracts, agreements and instruments. The Agreement provided for an aggregate purchase price consisting of $900,000 in cash at closing.

The following represents the purchase price allocation for the Oil & Gas Properties Acquisition for $900,000 in cash. The Oil & Gas Property Acquisition qualify as an asset acquisition. As such, Infinity recognized the assets acquired and liabilities assumed at their fair values as of April 1, 2021, the date of closing. The fair value of the Oil & Gas Properties acquired approximate the value of the consideration paid, and the asset retirement obligation to be assumed, which management has concluded approximates the fair value that would be paid by a typical market participant. As a result, neither goodwill nor a bargain purchase gain will be recognized related to the acquisition.

The Company determined the amount of the asset retirement obligation assumed to be $13,425 as of the date of acquisition. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

The following table summarizes the allocation of the assets acquired and the liabilities assumed related to the Oil & Gas Properties:

Amount
Oil and gas properties, subject to depreciation, depletion and amortization	$913,425
Asset retirement obligation assumed	(13,425)
Total purchase price of the Oil & Gas Properties	$900,000

Note 3 – Debt Obligations

Debt obligations is comprised of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Notes payable:
Convertible promissory notes payable	$28,665	$—
Convertible note payable, (less discount of $-0- and $231,606 as of June 30, 2021 and December 31, 2020, respectively)	—	133,563
Note payable	—	50,000
Note payable	—	35,000
Total notes payable	28,665	218,563
Less: Long-term portion	28,665	—
Notes payable, short-term	$—	$218,563

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2021 (July 1, 2021 through December 31, 2021)	$—
2022	—
2023	—
2024	—
2025	—
2026	28,665
Total	$28,665

Convertible Promissory Notes Payable

On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes (the “ 3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allow for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026 (“Maturity Date”). The 3% Notes are convertible as to principal and any accrued interest, at the option of the holder, into shares of the Company’s Common Stock at any time after the issue date and prior to the close of business on the business day preceding the Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustment.

An aggregate of $2,577,727 of the total accounts payable and accrued liabilities that were extinguished were with five related parties. Such related parties were issued $25,777 principal balance of the 3% Convertible Promissory Notes and warrants to purchase 5,155,454 shares of Common Stock in exchange for the extinguishment of their respective debt obligations. See Note 9.

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

On March 26, 2021, the Company exercised its right to retire the August Note in conjunction with the issuance of Convertible Preferred Stock (See Note 3 and 11). In accordance with the prepayment provisions contained in the August Note, the Company paid all principal, accrued interest and the 15% prepayment premium as follows:

Amount
Principal balance at par	$365,169
Remaining discount included in principal balance	(44,883)
Accrued interest	17,448
Prepayment premium (including remaining discount due to early retirement)	115,805

Total payment to retire the August Note	$453,539

The prepayment premium was charged to non-operating expense as a loss from retirement of convertible note payable (See Note 9).

Following is a summary of the August Note as previously reported on December 31, 2020 through June 30, 2021 follows:

Amount
Balance December 31, 2020 - August Note	$133,563
Cumulative effect of adoption of ASU 2020-06	160,900
Amortization of discount through the March 26, 2021 retirement date	25,823
Remaining discount recognized as a loss from retirement of convertible note payable	44,883
Retirement of August Note at par value on March 26, 2021	(365,169)

Balance June 30, 2021 - August Note	$—

Other notes payable

The Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015, the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of such note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan and subsequent extensions, the Company issued the individual a warrant for the purchase of 5,000 shares of Common Stock at $5.60 per share for a period of five years from the date of such note and/or extensions. The ratchet provision in such warrant requires that such warrant be accounted for as derivative liability. The related warrant derivative liability balance was $72 and $189 as of April 1, 2021 (the extinguishment date) and December 31, 2020, respectively. See Note 6.

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274 which was recorded in the three and six months ended June 30, 2021.

●	On July 15, 2015, the Company borrowed a total of $35,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of such note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan and subsequent extensions, the Company issued the individual a warrant for the purchase of 3,500 shares of Common Stock at $5.60 per share for a period of five years from the date of such note and/or extensions. The ratchet provision in such warrant requires that such warrant be accounted for as derivative liability. The related warrant derivative liability balance was $50 and $132 as of April 1, 2021 (the extinguishment date) and December 31, 2020, respectively. See Note 6.

On April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which was recorded in the three and six months ended June 30, 2021.

Note 4 – Accrued liabilities

Accrued liabilities consist of the following at June 30, 2021 and December 31, 2020:

	June 31, 2021	December 31, 2020
Accrued compensation (see Notes 9 and 12)	$—	$1,425,708
Accrued board of director fees (see Notes 9 and 12)	—	363,500
Accrued accounting services – Related party (see Notes 9 and 12)	—	762,407
Accrued rent	614,917	614,917
Accrued Nicaragua Concession fees	544,485	544,485
Accrued financing costs – Related party (see Notes 9 and 12)	—	26,113
Accrued franchise taxes	225	450

Total accrued liabilities	$1,159,628	$3,737,580

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

On March 31, 2021, the Company and six creditors entered into Debt Settlement Agreements which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. Such creditors included those described in the above table as: 1) accrued compensation, 2) accrued board of director’s fees, 3) accrued accounting services and 4) accrued financing costs. (See Note 3, 9 and 12)

Note 5 – Stock Options

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

As of June 30, 2021, 500,000 shares were available for future grants under the 2015 Plan. All other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility based on historical volatility. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were 1,800,000 options issued during the six months ended June 30, 2021 and there were no stock options granted during the six months ended June 30, 2020.

The following is the assumptions used in calculating the estimated grant-date fair value of the stock options granted during the six months ended June 30, 2021:

As of June 4, 2021 (issuance date)

Volatility – range	286.6%
Risk-free rate	1.56%
Contractual term	10.0 years
Exercise price	$0.50
Number of options in aggregate	1,800,000

The following table summarizes stock option activity for the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	332,000	$41.86	1.28 years	$—
Granted	1,800,000	0.50
Exercised	—	—
Forfeited	(55,000)	(52.50)
Outstanding at June 30, 2021	2,077,000	$5.73	8.75 years	$—
Outstanding and exercisable at June 30, 2021	277,000	$39.75	1.02 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $25,500 during the three and six months ended June 30, 2021 and $-0- for the three and six months ended June 30, 2020.

The total grant date fair value of the 1,800,000 stock options issued during the six months ended June 30, 2021 was $305,997 in total or $0.17 per share and there were no stock options granted during the six months ended June 30, 2020.

The intrinsic value as of June 30, 2021 related to the vested and unvested stock options as of that date was $-0-. The unrecognized compensation cost as of June 30, 2021 related to the unvested stock options as of that date was $280,497 which will be amortized over the next eleven months in accordance with the respective vesting scale.

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

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2021 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2020	3,750,000	$0.13
Granted	—	—
Vested	(1,250,000)	(0.13)
Forfeited	—	—
Nonvested balance, June 30, 2021	2,500,000	$0.13

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted granted aggregating $81,250 and $162,500 during the three and six months ended June 30, 2021, respectively. The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted granted aggregating $24,308 and $48,619 during the three and six months ended June 30, 2020, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2021, there were $325,000 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 15 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2021	1,250,000
2022	1,250,000

Note 6 – Derivative Instruments

The estimated fair value of the Company’s derivative liabilities, all of which were related to the detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates. The detachable warrants issued in connection with the two other short-term notes payable (See Note 3) contained ratchet and anti-dilution provisions that remain in effect during the term of the warrants while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished.

On April 1, 2021, the outstanding warrants treated as derivatives and the related notes payable containing such ratchet and anti-dilution provisions were extinguished through an exchange transaction as described in Note 3. Therefore, the derivative liability was adjusted to fair value and extinguished and included in the gain on extinguishment of notes payable as of the termination date (See Note 9).

A comparison of the assumptions used in calculating estimated fair value of such derivative liabilities as of the April 1, 2021 termination date and December 31, 2020 is as follows:

	As of April 1, 2021 (termination date)	As of December 31, 2020

Volatility – range	373.9%	379.4%
Risk-free rate	0.92%	0.38%
Contractual term	0.2 years	0.5 – 0.8 years
Exercise price	$5.60	$5.60
Number of warrants in aggregate	8,500	17,000

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2020	$321
Unrealized derivative gains included in other income/expense for the period	(199)
Extinguishment of derivative liability as part of the exchange of debt for common stock (See Note 3 & 9)	(122)

Balance at June 30, 2021	$—

Note 7 – Warrants

The following table summarizes warrant activity for the six months ended June 30, 2021:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2020	1,528,380	$0.65
Issued in connection with issuance of Series A convertible preferred stock (See Note 3)	5,256,410	0.39
Issued in connection with issuance of convertible promissory notes (see Note 3 & 13)	5,732,994	0.50
Forfeited/expired	(37,000)	(5.28)

Outstanding and exercisable at June 30, 2021	12,480,784	$0.46

The weighted average term of all outstanding common stock purchase warrants was 4.9 years as of June 30, 2021. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of June 30, 2021.

Note 8 – Income Taxes

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the net operating loss history of the Company maintaining a full reserve on all net deferred tax assets during the three months ended June 30, 2021 and 2020.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at June 30, 2021. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

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

Note 9 – Gain on Exchange and Extinguishment of Liabilities

During the three and six months ended June 30, 2021 and 2020, the Company recorded gains on the extinguishment of liabilities through the negotiation of settlements with certain creditors and through the operation of law.

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Gain (loss) on Exchange and Extinguishment of Liabilities:
Gain on exchange and extinguishment of liabilities	$—	$—	$124,177	$—
Gain from settlement of litigation (See Note 11)	—	—	23,000	—
Loss from retirement of convertible note payable (See Notes 3)	—	—	(115,805)	—
Gain from exchange and extinguishment of notes payable (See Note 3)	55,230	—	55,230
Total	$55,230	$—	$86,602	$—

Gain on exchange and extinguishment of liabilities - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes (the “3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allows for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026. The 3% Notes are convertible as to principal and any accrued interest, at the option of holder, into shares of the company’s Common Stock at any time after the issue date and prior to the close of business on the business day preceding the Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustment.

The warrants to purchase 5,732,994 shares of common stock issued pursuant to the Debt Settlement Agreements were valued at $1,605,178 using the black-scholes methodology. The following assumptions were used in calculating the estimated fair value of the warrants as of March 31, 2021, their date of issuance:

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

The gain on extinguishment of liabilities from the Debt Settlement Agreements was determined as follows:

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

Note 10 – Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2021:

Amount

Asset retirement obligation at December 31, 2020	$1,716,003
Liabilities added from acquisition of Oil & Gas Properties (See Note 2)	13,425
Accretion expense during the period	279

Asset retirement obligation at June 30, 2021	$1,729,707

The $1,716,003 asset retirement obligation existing at December 31, 2020 and in years prior to 2020 represented the remaining potential liability for wells Infinity had owned in Texas and Wyoming prior to their sales/disposal in 2012. Infinity was not in compliance with then existing federal, state and local laws, rules and regulations for its previously owned Texas and Wyoming domestic oil and gas properties. Regardless, that all previously owned domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas being disposed of in 2012 and prior years; the Company may remain liable for certain asset retirement costs should the new owners not complete their asset retirement obligations. Management believes the asset retirement obligations recorded relative to these Texas and Wyoming wells of $1,716,003 as of June 30, 2021 and December 31, 2020 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

The $13,425 asset retirement obligation assumed pursuant to an acquisition on April 1, 2021 and the related $279 accretion expense during the six months ended June 30, 2021 related to the acquisition of the Oil & Gas Properties as further described in Note 2.

Note 11 – Commitments and Contingencies

Lack of Compliance with Law Regarding Domestic Properties

Infinity was not in compliance with then existing federal, state and local laws, rules and regulations for domestic oil and gas properties owned and disposed of in 2012 and in years prior to 2020 and could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of Infinity. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of in 2012 and prior; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded for these prior matters of $1,716,003 as of June 30, 2021 and December 31, 2020 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

Non-binding Term Sheet to enter into Joint Venture Agreement

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

The parties have been negotiating certain changes and revisions to the April 30, 2021 non-binding term sheet due to positive developments in the evaluation of the possible existence of noble gas reserves on the Properties. The parties are considering certain expansions to the Company’s Board of Directors and alliance with several substantial downstream companies in the noble gas industry. There can be no assurance that the parties will agree on an amended joint venture term sheet and resulting definitive agreements agreement, if at all. In addition, there can be no assurance of what the ultimate negotiated terms will be and whether such terms will be beneficial to the Company.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against Infinity Energy Resources, Inc. resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with Infinity, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of June 30, 2021 and December 31, 2020, which management believes is sufficient to provide for the ultimate resolution of this dispute.

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

On February 10, 2021, the parties agreed to a full and complete settlement of the matter with prejudice. The terms of the settlement required the Company to pay a total of $10,000 to extinguish accounts payable to Ryan totaling $33,000. As a result, the Company recorded a $23,000 gain from settlement of litigation during the six months ended June 30, 2021 (See note 9).

Note 12 – Convertible Preferred Stock

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

On March 26, 2021 the Company entered into a securities purchase agreement with five (5) accredited investors providing for an aggregate investment of $2,050,000 by the investors for the issuance by the Company to them of (i) 22,776 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated/liquidation value of $100 per share of the Company convertible into an aggregate of up to 7,117,500 shares of Common Stock, of the Company that are issuable from time to time upon conversion of such shares of Series A Convertible Preferred Stock; (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 5,256,410 shares of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments thereunder. Holders of the Warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the Warrant Shares within six (6) months following the Closing Date, as defined in the Warrants, by exercising on a cashless basis pursuant to the formula provided in the Warrants. Net proceeds from the issuance of Series A Convertible Preferred Stock totaled $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company intends to use the proceeds of the Series A Convertible Preferred Stock offering to complete the acquisition and development of the Properties, to pay-off the outstanding convertible note payable (See Note 3 & 9) and for general working capital purposes.

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

The Company has accrued and paid preferred dividends totaling $60,528 relative to the Series A Convertible Preferred Stock which was charged to additional paid in capital as during the six months ended June 30, 2021. Preferred dividends totaled $56,784 for the three months ended June 30, 2021.

Note 13 – Related Party Transactions

The Company’s Chief Operating Officer is a non-controlling member of Core. The Company acquired an Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a non-refundable deposit of $50,000 in 2019 to bind the original Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the newly acquired Option permitted the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an asset purchase and sale agreement which extended the new Option to January 11, 2021, which expired. The parties entered into a Side Letter agreement on March 31, 2021, pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased to April 1, 2021. Pursuant to the Side Letter, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through the April 1, 2021 closing date. On April 1, 2021 we completed the acquisition of the Properties, under the same terms of the asset purchase agreement executed on December 14, 2020 which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of convertible preferred stock with detachable common stock purchase warrants. The funds raised pursuant to the Series A Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021, to retire the outstanding convertible note payable and for working capital purposes.

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the six months ended June 30, 2021 and 2020. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due to such firm for services totaling $762,407 were extinguished upon the issuance of $7,624 principal balance of 3% Note and the issuance of warrants to purchase 1,524,814 shares of Common Stock as further described in Notes 3, 7 & 9. Total amounts due to the related party was $-0- and $762,407 as of June 30, 2021 and December 31, 2020, respectively.

The Company has accrued compensation to its officers and directors in previous years. The Board of Directors authorized the Company to cease the accrual of compensation for its officers and directors, effective January 1, 2018. On March 31, 2021 the parties entered into Debt Settlement Agreements whereby all accrued amounts due for such services totaling $1,789,208 were extinguished upon the issuance of $17,892 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 3,578,416 shares of Common Stock as further described in Notes 3, 7 & 9. Total amounts due to the officers and directors related to accrued compensation was $-0- and $1,789,208 as of June 30, 2021 and December 31, 2020, respectively.

Offshore Finance, LLC was owed financing costs in connection with a subordinated loan to the Company which was converted to common shares in 2014. The managing partner of Offshore and the Company’s CFO are partners in the accounting firm which the Company used for general corporate purposes in the past. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due for such services totaling $26,113 were extinguished upon the issuance of $261 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 52,226 shares of common stock as further described in Notes 3, 7 & 9. Total amounts due to this related party was $-0- and $26,113 as of June 30, 2021 and December 31, 2020, respectively.

On May 13, 2020, the Company borrowed $41,000 from its Chairman, CEO & President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes. The entire $41,000 principal balance and $654 of accrued interest related to the note was retired on August 19, 2020 and there is no remaining balance as of June 30, 2021 and December 31, 2020.

Note 14 – Subsequent Events

Non-binding Term Sheet to enter into Joint Venture Agreement

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

The parties have been negotiating certain changes and revisions to the April 30, 2021 non-binding term sheet due to positive developments in the evaluation of the possible existence of noble gas reserves on the Properties. The parties are considering certain expansions to the Company’s Board of Directors and alliance with several substantial downstream companies in the noble gas industry. There can be no assurance that the parties will agree on an amended joint venture term sheet and resulting definitive agreements agreement, if at all. In addition, there can be no assurance of what the ultimate negotiated terms will be and whether such terms will be beneficial to the Company.

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

Overview

The Company is an oil and gas exploration, development and production company, which is primarily in the business of drilling and operating oil and gas wells. From 2009 to 2020, the Company had pursued the exploration of potential oil and gas resources in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. However, in January 2020, the Company abandoned the Concessions. The Company has also assessed various opportunities and strategic alternatives involving the acquisition, exploration and development of gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States, such as in the Central Kansas Uplift geological formation covering over 11,000 acres (the “Properties”).

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

We commenced rework of the existing production wells immediately after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and krypton. Testing of the Properties for noble gas reserves has provided encouraging but not yet conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties existing oil & gas reserves while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties enumerated above, as well as satisfying our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties.

2021 Operational and Financial Objectives

COVID–19 PANDEMIC

The financial statements contained in this Quarterly Report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of June 30, 2021. Economies throughout the world continue to suffer disruptions by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19) including the recent rise of the new Delta variant. In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the Covid-19 pandemic will cease to impact our business and the results of our operations. In reading this Quarterly Report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

Corporate Activities

The Company’s 2021 operating objectives have focused on: 1) completing the acquisition of the Properties, 2) raising the necessary funds to complete the acquisition of the Properties, 3) commencing rework on the Properties including testing and evaluation of noble gas reserves in additional to the oil and gas producing zones and 4) resolution of obligations in default and/or past due.

Recent financings –

Issuance of Convertible Preferred Stock - On March 26, 2021, the Company issued Convertible Preferred Stock (the “Preferred Stock”), with an aggregate principal face amount of up to $2,500,000 subject to a 10% original issue discount. The Convertible Preferred Stock is, subject to certain conditions, convertible into shares of Common Stock at a rate of $0.32 per share and will be subject to a 10% dividend rate per annum, payable quarterly in cash or registered Common Stock, subject to equity conditions. The holders were also granted demand registration rights. The Company also issued warrants along side of the Convertible Preferred Stock investors to purchase up to 6,410,250 shares (assuming the $2.5 million offering is fully subscribed) of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments. The common stock purchase warrants are exercisable commencing six (6) months after issuance on a cashless basis at the holders’ discretion with a term of five (5) years. On March 26, 2021, investors purchased Preferred Stock with an aggregate cash purchase price of $2,050,000 together with warrants to purchase a total of 5,256,410 shares of Common Stock.

Net proceeds from the issuance of Convertible Preferred Stock was $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company used the proceeds of the Convertible Preferred Stock offering to complete the acquisition and development of the Properties, to pay-off all outstanding convertible notes payable and for general working capital.

Issuance of Convertible Promissory Notes with Detachable Warrants - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes (the “3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allows for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026. The 3% Notes are convertible as to principal and any accrued interest, at the option of holder, into shares of the Common Stock at any time after the issue date and prior to the close of business on the business day preceding the Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustments. The warrants to purchase 5,732,994 shares of Common Stock issued pursuant to the Debt Settlement Agreements were valued at $1,605,178 using the Black-Scholes methodology.

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

On March 26, 2021, the Company exercised its right to retire the August Note in conjunction with the issuance of Series A Convertible Preferred Stock. In accordance with the prepayment provisions contained in the August Note, the Company paid all principal, accrued interest and the 15% prepayment premium which totaled $453,539.

Extinguishment of liabilities –

Debt Settlement Agreements - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes (the “3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allows for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026. The 3% Notes are convertible as to principal and any accrued interest, at the option of Holder, into shares of the Common Stock at any time after the issue date and prior to the close of business on the business day preceding the Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustment. The warrants to purchase 5,732,994 shares of Common Stock issued pursuant to the Debt Settlement Agreements were valued at $1,605,178 using the Black-Scholes methodology.

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

Extinguishment of Notes Payable – On April 1, 2021, the Company and the holder of a $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274 which was recorded in the three and six months ended June 30, 2021.

On April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which was recorded in the three and six months ended June 30, 2021.

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

Acquisition of Oil and Gas Properties - On July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for the Properties. We paid a non-refundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the Option now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement (“Asset Purchase Agreement”) which extended the new Option to January 11, 2021 which expired.

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

We commenced rework of the existing production wells immediately after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and krypton. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties existing oil & gas reserves while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

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

For the Three Months Ended June 30, 2021 and 2020

Results of Operations

Revenue

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Oil & Gas Properties on April 1, 2021. Revenues totaled $20,828 for the three months ended June 30, 2021. The Company had no revenues in 2020 as it focused on identification of acquisition of domestic oil & gas producing properties targets.

On April 1, 2021 we completed the acquisition of the Oil and Gas Properties, under the terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We commenced rework of the existing production wells immediately after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and krypton. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties existing oil & gas reserves while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

Oil and Gas Lease Operating Expenses

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Oil & Gas Properties on April 1, 2021. Total oil and gas lease operating expenses totaled $226,795 for the three months ended June 30, 2021.

We commenced rework of the existing production wells after completion of the acquisition of the Properties in order to restore the three producing wells to full operational condition and all such rework costs were expensed as routine maintenance rather capitalized to oil and gas properties and equipment under the full-cost method. In addition, we have performed certain testing and evaluation for the existence of noble gas reserves on the Properties including helium, argon and krypton. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties existing oil & gas reserves while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

The Company had no oil and gas lease operating expenses in 2020 as it held no oil and gas producing properties and instead was focused on identification of acquisition of domestic oil & gas producing properties targets.

Depreciation, Depletion and Amortization

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Oil & Gas Properties on April 1, 2021 which it acquired for $900,000 cash plus the assumption of asset retirement obligations of $13,425. The Company allocated the purchase price of $913,425 to oil and gas properties and equipment which is subject to depreciation, depletion and amortization as the Oil & Gas Property Acquisition qualified as an asset acquisition. Total depreciation, depletion and amortization was $30,834 for the three months ended June 30, 2021. There was no depreciation, depletion and amortization for the three months ended June 30, 2020 as the Company held no properties 2020 as it focused on identification of acquisition of domestic oil & gas producing properties targets.

Capitalized costs to acquire oil and natural gas properties are depreciated and depleted on a units-of-production basis based on estimated proved reserves. Capitalized costs of exploratory wells and development costs are depreciated and depleted on a units-of-production basis based on estimated proved developed reserves. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs are divided by the total estimated quantities of proved reserves. This rate is applied to our total production for the quarter, and the appropriate expense is recorded. Support equipment and other property, plant and equipment related to oil and gas producing activities, as well as property, plant and equipment unrelated to oil and gas producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets.

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $279 and $-0- for the three months ended June 30, 2021 and 2020, respectively. The Company determined the amount of the asset retirement obligation assumed to be $13,425 as of April 1, 2021, the date of the Oil & Gas Property Acquisition. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Oil & Gas Properties on April 1, 2021. Oil and gas production related taxes totaled $966 and $-0- for the three months ended June 30, 2021 and 2020, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the state of Kansas and Kansas conservation assessment fees to a lesser extent. Revenues totaled $20,828 for the three months ended June 30, 2021 which resulted in the deduction of $966 in production related taxes. The Company had no revenues in 2020 as it focused on identification of acquisition of domestic oil & gas producing properties targets and therefore there was no deduction for Kansas production related taxes.

Other General and Administrative Expenses

Other general and administrative expenses were $242,296 for the three months ended June 30, 2021, an increase of $199,682, or 469%, from other general and administrative expenses of $42,614 in the same period in 2020. The increase in other general and administrative expenses is primarily attributable to an increase of $51,441 for legal fees and a $31,000 increase in audit fees as the Company began operating the newly acquired oil and gas properties lease which required various filings with the Securities and Exchange Commission. In addition, the increase in other general and administrative expenses were attributable to a $30,000 bonus paid to the Company’s CEO attributable to his efforts in closing the acquisition and an increase in stock-based compensation of $82,442 related to the amortization of the June 2021 stock option grants and the August 2020 restricted stock grants in 2021 compared to 2020. The stock option expense will be amortized ratable through June 2022 and the restricted stock granted to our officers, directors and certain consultants will continue be amortized ratably through June 2022.

Interest Expense

Interest expense decreased to $214 for the three months ended June 30, 2021, compared to $22,104 for the comparable period in 2020, a decline of $21,890, or 99%. Interest expense declined during the three months ended June 30, 2021 was primarily due to the pay-off of the convertible note payable issued in August 2019, which had a stated principal balance of $365,169 and bore interest at an 8% rate until it was retired on March 26, 2021.

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. In addition, on April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. Accordingly, there was less interest related to these notes payable in the three months ended June 30, 2021 as compared to the same period in 2020.

On March 31, 2021, the Company issued $28,665 principal balance of 3% Notes in connection with the Debt Settlement Agreements. Interest expense totaled $214 related to these outstanding promissory notes and were the only interest-bearing notes outstanding during the three months ended June 30, 2021 and will continue to affect interest expense in future quarters.

Gain on Extinguishment of Liabilities

The Company reported a gain on extinguishment of liabilities of $55,230 for the three months ended June 30, 2021, as compared to $-0- for the same period in 2020.

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274 which was recorded in the second quarter of 2021.

On April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which was recorded in the second quarter of 2021.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes. The underlying notes payable were paid off on April 1, 2021 and the derivative warrants were terminated which resulted in no derivative warrants outstanding during the three months ended June 30, 2021. Such notes payable and the related derivative warrants were outstanding during the three months ended June 30, 2020 and treated as derivative instruments because such notes and warrants contain ratchet and anti-dilution provisions. The change in derivative fair value was $-0- during the three months ended June 30, 2021 and the mark-to-market process resulted in a loss of $1,286 during the three months ended June 30, 2020.

Income Tax

The Company recorded no income tax benefit (expense) in the three months ended June 30, 2021 and 2020. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at June 30, 2021. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the three months ended June 30, 2021 and 2020.

Net Loss

The Company reported a net loss of $425,326 for the three months ended June 30, 2021, compared to a net loss of $66,004 for the same period in 2020. This represents a deterioration of $359,322 in 2021 compared to 2020.

Convertible Preferred Stock Dividends

The Company recorded $56,784 and $-0- in convertible preferred stock dividends in the three months ended June 30, 2021 and 2020, respectively. On March 26, 2021 the Company issued and classified its Series A Convertible Preferred Stock as equity securities in the condensed balance sheet. Such Convertible Preferred Stock bears a cumulative dividend at a 10% rate based on its stated/liquidation value. There were no outstanding Series A Convertible Preferred Stock during the three months ended June 30, 2020.

Net Loss Applicable to Common Stockholders

The Series A Convertible Preferred Stock issued on March 26, 2021 has a preference over Common Stock and therefore such accrued Convertible Preferred Stock dividend amounts have been deducted from net loss to report net loss applicable to common stockholders of $482,110 and $66,004 for the three months ended June 30, 2021 and 2020, respectively.

Basic and Diluted Net Loss Attributable to Common Stockholders per Share

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss net loss attributable to common stockholders by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents included in the diluted net loss attributable to common stockholders per share computation represent shares of common stock issuable upon the assumed conversion of Convertible Promissory Notes, Convertible Preferred Stock and the assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses attributable to common stockholders are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common stock equivalents would have an anti-dilutive effect. In addition, in periods in which there is net earnings attributable to common stockholders and the effect of including common stock equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the common stock equivalents are higher than the average closing market price per share) such anti-dilutive common stock equivalents would also be excluded from the calculation of basic and diluted weighted average shares outstanding.

The Company incurred a net loss attributable to common stockholders during the three months ended June 30, 2021 and 2020, therefore all Common Stock equivalents were considered anti-dilutive and excluded from diluted net loss attributable to common stockholders per share computations. The basic and diluted net loss attributable to common stockholders per share were $0.03 and $0.01 for the three months ended June 30, 2021 and 2020, respectively.

Potential equivalent shares of common stock as of June 30, 2021 totaled 21,732,614 shares of Common Stock, which included 57,330 shares of Common Stock underlying the Convertible Promissory Notes, 7,117,500 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 12,480,784 shares of Common Stock underlying outstanding warrants and 2,077,000 shares of Common Stock underlying outstanding stock options.

For the Six Months Ended June 30, 2021 and 2020

Results of Operations

Revenue

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Oil & Gas Properties on April 1, 2021. Revenues totaled $20,828 for the six months ended June 30, 2021. The Company had no revenues in 2020 as it focused on identification of acquisition of domestic oil & gas producing properties targets.

On April 1, 2021 we completed the acquisition of the Oil and Gas Properties, under the terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We commenced rework of the existing production wells after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and krypton. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties existing oil & gas reserves while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

Oil and Gas Lease Operating Expenses

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Oil & Gas Properties on April 1, 2021. Total oil and gas lease operating expenses totaled $226,795 for the six months ended June 30, 2021.

We commenced rework of the existing production wells after completion of the acquisition of the Properties in order to restore the three producing wells to full operational condition and all such rework costs were expensed as routine maintenance rather capitalized to oil and gas properties and equipment under the full-cost method. In addition, we have performed certain testing and evaluation for the existence of noble gas reserves on the Properties including helium, argon and krypton. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties existing oil & gas reserves while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

The Company had no oil and gas lease operating expenses in 2020 as it held no oil and gas producing properties and instead was focused on identification of acquisition of domestic oil & gas producing properties targets.

Depreciation, Depletion and Amortization

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Oil & Gas Properties on April 1, 2021 which it acquired for $900,000 cash plus the assumption of asset retirement obligations of $13,425. The Company allocated the purchase price of $913,425 to oil and gas properties and equipment which is subject to depreciation, depletion and amortization as the Oil & Gas Property Acquisition qualified as an asset acquisition. Total depreciation, depletion and amortization was $30,834 for the six months ended June 30, 2021. There was no depreciation, depletion and amortization for the six months ended June 30, 2020 as the Company held no properties 2020 as it focused on identification of acquisition of domestic oil & gas producing properties targets.

Capitalized costs to acquire oil and natural gas properties are depreciated and depleted on a units-of-production basis based on estimated proved reserves. Capitalized costs of exploratory wells and development costs are depreciated and depleted on a units-of-production basis based on estimated proved developed reserves. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs are divided by the total estimated quantities of proved reserves. This rate is applied to our total production for the quarter, and the appropriate expense is recorded. Support equipment and other property, plant and equipment related to oil and gas producing activities, as well as property, plant and equipment unrelated to oil and gas producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets.

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $279 and $-0- for the six months ended June 30, 2021 and 2020, respectively. The Company determined the amount of the asset retirement obligation assumed to be $13,425 as of April 1, 2021, the date of the Oil & Gas Property Acquisition. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Oil & Gas Properties on April 1, 2021. Oil and gas production related taxes totaled $966 and $-0- for the six months ended June 30, 2021 and 2020, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the state of Kansas and Kansas conservation assessment fees to a lesser extent. Revenues totaled $20,828 for the six months ended June 30, 2021 which resulted in the deduction of $966 in production related taxes. The Company had no revenues in 2020 as it focused on identification of acquisition of domestic oil & gas producing properties targets and therefore there was no deduction for Kansas production related taxes.

Other General and Administrative Expenses

Other general and administrative expenses were $443,266 for the six months ended June 30, 2021, an increase of $337,199, or 318%, from other general and administrative expenses of $106,067 in the same period in 2020. The increase in other general and administrative expenses is primarily attributable to an increase of $52,953 for legal fees and a $35,000 increase in auditor fees as the Company began operating the newly acquired oil and gas properties lease which required various filings with the Securities and Exchange commission. In addition, the increase in other general and administrative expenses were attributable to the $75,000 charge-off of the Option to acquire the Properties which expired, a $30,000 bonus paid to the Company’s CEO attributable to his efforts in closing the acquisition and an increase in stock-based compensation of $139,384 related to the amortization of the June 2021 stock option grants and the August 2020 restricted stock grants in 2021 compared to 2020. The stock option expense will be amortized ratable through June 2022 and the restricted stock granted to our officers, directors and certain consultants will continue be amortized ratably through June 2022.

Interest Expense

Interest expense decreased to $34,439 for the six months ended June 30, 2021, compared to $44,126 for the comparable period in 2020, a decline of $9,687, or 22%. Interest expense declined during the six months ended June 30, 2021 was primarily due to the pay-off of the convertible note payable issued in August 2019, which had a stated principal balance of $365,169 and bore interest at an 8% rate until it was retired on March 26, 2021. The retirement of the two notes payable totaling $85,000 on April 1, 2021 and the August Note on March 31, 2021 resulted in less interest expense being reported during the six months ended June 30, 2021 as compared to the same period in 2020.

On March 31, 2021, the Company issued $28,665 principal balance of 3% Notes in connection with the Debt Settlement Agreements. Interest expense totaled $214 related to these outstanding promissory notes and were the only interest-bearing notes outstanding during the three months ended June 30, 2021 and will continue to affect interest expense in future quarters.

Gain on Extinguishment of Liabilities

The Company reported a gain on exchange and extinguishment of liabilities of $86,602 and $-0- in the six months ended June 30, 2021 and 2020, respectively.

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274 which will be recorded in the second quarter of 2021.

On April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which will be recorded in the second quarter of 2021.

On March 31, 2021 the Company recorded a net gain on extinguishment of liabilities totaling $31,372 which was attributable to six transactions that extinguished outstanding liabilities during the six months ended June 30, 2021; (i) the Debt Settlement Agreements which extinguished accounts payable and accrued liabilities with a total outstanding balance of $2,866,497 for the issuance of $28,665 in principal balance of the 3% Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share which was valued at $1,605,178 which resulted in a total gain of $1,232,654 of which $124,177 was reported as a gain on extinguishment of liabilities and $1,108,477 was reported as a capital contribution because it was attributable to related parties, (ii) the $23,000 gain from settlement of litigation which extinguished $33,000 of trade payables for a cash payment of $10,000 and (iii) the loss of $115,805 relative to the early retirement of $365,169 principal balance of convertible note payable. There were no similar extinguishments during the six months ended June 30, 2020.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes outstanding during the six months ended June 30, 2021 and 2020 are treated as derivative instruments because such notes and warrants contain ratchet and anti-dilution provisions. The mark-to-market process resulted in a gain of $199 during the six months ended June 30, 2021, compared to a loss of $576 during the six months ended June 30, 2020. All short-term notes and their related derivative warrants have been terminated as of June 30, 2021.

Income Tax

The Company recorded no income tax benefit (expense) in the six months ended June 30, 2021 and 2020. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at June 30, 2021. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the six months ended June 30, 2021 and 2020.

Net Loss

The Company reported a net loss of $628,950 for the six months ended June 30, 2021, compared to a net loss of $150,769 for the same period in 2020. This represents a deterioration of $478,181 in 2021 compared to 2020.

Convertible Preferred Stock Dividends

The Company recorded $60,528 and $-0- in convertible preferred stock dividends in the six months ended June 30, 2021 and 2020, respectively. On March 26, 2021 the Company issued and classified its Series A Convertible Preferred Stock as equity securities in the condensed balance sheet. Such Convertible Preferred Stock bears a cumulative dividend at a 10% rate based on its stated/liquidation value. There were no outstanding Series A Convertible Preferred Stock during the six months ended June 30, 2020.

Net Loss Applicable to Common Stockholders

The Series A Convertible Preferred Stock issued on March 26, 2021 has a preference over Common Stock and therefore such accrued Convertible Preferred Stock dividend amounts have been deducted from net loss to report net loss applicable to common stockholders of $689,478 and $150,769 for the six months ended June 30, 2021 and 2020, respectively.

Basic and Diluted Net Loss Attributable to Common Stockholders per Share

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss net loss attributable to common stockholders by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents included in the diluted net loss attributable to common stockholders per share computation represent shares of common stock issuable upon the assumed conversion of Convertible Promissory Notes, Convertible Preferred Stock and the assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses attributable to common stockholders are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common stock equivalents would have an anti-dilutive effect. In addition, in periods in which there is net earnings attributable to common stockholders and the effect of including common stock equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the common stock equivalents are higher than the average closing market price per share) such anti-dilutive common stock equivalents would also be excluded from the calculation of basic and diluted weighted average shares outstanding.

The Company incurred a net loss attributable to common stockholders during the six months ended June 30, 2021 and 2020, therefore all Common Stock equivalents were considered anti-dilutive and excluded from diluted net loss attributable to common stockholders per share computations. The basic and diluted net loss attributable to common stockholders per share were $0.04 and $0.01 for the six months ended June 30, 2021 and 2020, respectively.

Potential equivalent shares of common stock as of June 30, 2021 totaled 21,732,614 shares of Common Stock, which included 57,330 shares of Common Stock underlying the Convertible Promissory Notes, 7,117,500 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 12,480,784 shares of Common Stock underlying outstanding warrants and 2,077,000 shares of Common Stock underlying outstanding stock options.

Liquidity and Capital Resources; Going Concern

We have had a history of losses and have generated little or no operating revenues for a number of years, as we concentrated on development of our Nicaraguan Concessions, which was a long-term, high-risk/reward exploration project in an otherwise unproven part of the world. We abandoned the Concessions in early 2020 due to the challenging economic and political issues in Nicaragua and the oil and gas industry in general. We are now assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, we completed the purchase of the Properties on April 1, 2021 and have commenced certain rework to the existing producing wells and intend to perform workovers and other develop activities on the Properties during the remainder of 2021. We plan to evaluate the Properties for additional reserves of noble gases which may change our development plans should we determine that reserves of noble gases exist on the Properties at commercial quantities. The planned development of the Properties will require us to raise additional capital to accomplish our operating plan, which cannot be assured. Historically, we financed our operations through the issuance of equity and various short and long-term debt financing that contained some level of detachable warrants to provide the holders with a level of equity participation.

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

We commenced rework of the existing production wells after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and krypton. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties existing oil & gas reserves while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties enumerated above, as well as satisfying our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties.

Going Concern

The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund the (i) development of the Properties acquired on April 1, 2021; (ii) normal day-to-day operations and corporate overhead; and (iii) outstanding debt and other financial obligations including the payment of preferred stock dividends as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during the remainder of 2021.

The Company has made substantial progress in resolving many of its existing financial obligations during the six months ended June 30, 2021. In that regard, on March 31, 2021, the Company and six creditors entered into Debt Settlement Agreements which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. On April 1, 2021, the Company and the holders of two notes payable that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $123,830 as of April 1, 2021. The Company has made substantial progress in resolving its financial obligations: however, there is in excess of $1.9 million remaining that are in default and that the Company is attempting to obtain extensions of the maturity dates and/or compromises regarding payment of its obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of June 30, 2021, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which Infinity Energy, Inc. (the “Company”, “we”, “us” or “our”) are involved is set forth in Note 11 of the Notes to the Unaudited Condensed Financial Statements, entitled “Commitments and Contingencies – Litigation”, which is included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and such information is incorporated by reference into this Item 1.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2021, the Company and a holder of a $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price of our Common Stock on the date of the extinguishment. On April 1, 2021, the Company and the holder of another $35,000 note payable that was in default also reached a settlement whereby the Company issued a total of 100,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price of our Common Stock on the date of the extinguishment. The shares Common Stock and warrants were issued to each creditor pursuant to Section 4(a)(2) because each creditor represented that it had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. Furthermore, each of the creditors made representations that the securities issued to extinguish the obligations were taken for investment purposes and not with a view to resale.

On June 4, 2021, the Company’s board of directors authorized the grant of stock options to purchase up to (i) 500,000 shares of Common Stock to Stanton E. Ross, the Company’s President, Chief Executive Officer and Chairman of the board of directors, (ii) 100,000 shares of Common Stock to Leroy C. Richie, a member of the Company’s board of directors, (iii) 100,000 shares of Common Stock to Daniel F. Hutchins, the Company’s Chief Financial Officer, Treasurer, Corporate Secretary and member of the Company’s board of directors, (iv) 350,000 shares of Common Stock to John L. Loeffelbein, the Company’s Chief Operating Officer and (v) a total of 750,000 shares of Common Stock to two Company consultants and two potential Board of Director nominees. All such stock options vest on June 4, 2022, contingent upon the holder of such options continuing to serve the Company on such date, have 10-year terms and are exercisable at $0.50 per share. Such individuals were granted such stock options pursuant to the exemption provided by Section 4(a)(2) of the Securities Act based on representations made by each officer or director and the options were granted in consideration for the time and efforts such individuals devoted to assisting the Company acquire the Properties and commence its drilling program.

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

Infinity Energy Resources, Inc.

By:	/s/ Stanton E. Ross	Dated: August 11, 2021
Stanton E. Ross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel F. Hutchins	Dated: August 11, 2021
Daniel F. Hutchins
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ John Loeffelbein	Dated: August 11, 2021
John Loeffelbein
Chief Operating Officer

