Form 10-Q
period 2021-09-30
AMERICAN NOBLE GAS, INC.
filed 2021-11-12
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-17204

AMERICAN NOBLE GAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3126427
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15612 College Blvd, Lenexa, KS 66219

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

As of November 12, 2021, the registrant had 18,793,265 shares of common stock, $0.0001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

AMERICAN NOBLE GAS, INC.

(formerly Infinity Energy Resources, Inc.)

Condensed Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,162	$11,042
Account receivable	25,545	—
Prepaid expenses	16,590	—
Deposit to Acquire oil and gas property	—	75,000

Total current assets	52,297	86,042
Oil and gas properties and equipment:
Oil and gas properties and equipment	913,425	—
Accumulated depreciation, depletion and impairment	(61,668)	—

Property and equipment, net	851,757	—

Total assets	$904,054	$86,042

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,073,184	$1,190,309
Accrued liabilities (including $-0- and $788,520 due to related party at September 30, 2021 and December 31, 2020)	1,159,741	3,737,580
Accrued interest	1,744	47,754
Notes payable, net	—	218,563

Total current liabilities	2,234,669	5,194,206

Asset retirement obligations	1,729,986	1,716,003
Convertible promissory notes, net of unamortized discount	76,858	—
Derivative liabilities	—	321

Total liabilities	4,041,513	6,910,530
Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; Series A Convertible – 27,778 shares authorized with stated/liquidation value of $100 per share, 22,776 shares issued and outstanding as of September 30, 2021 and no shares issued or outstanding at December 31, 2020	2	—
Common stock, par value $.0001 per share, 75,000,000 shares authorized, 18,793,265 shares issued and outstanding at September 30, 2021 and 18,548,265 shares issued and outstanding at December 31, 2020	1,879	1,855
Additional paid-in capital	115,094,472	110,352,302
Accumulated deficit	(118,233,812)	(117,178,645)
Total stockholders’ deficit	(3,137,459)	(6,824,488)
Total liabilities and stockholders’ deficit	$904,054	$86,042

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

(formerly Infinity Energy Resources, Inc.)

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenues	$35,392	$—	$56,220	$—

Operating expenses:
Oil and gas lease operating expense	220,767	—	446,849	—
Depreciation, depletion and amortization	30,834	—	61,668	—
Accretion of asset retirement obligation	279	—	558	—
Oil and gas production related taxes	1,626	—	2,592	—
Other general and administrative expenses	294,440	120,168	738,419	226,235

Total operating expenses	547,946	120,168	1,250,086	226,235

Operating loss	(512,554)	(120,168)	(1,193,866)	(226,235)

Other income (expense):
Interest expense	(5,724)	(67,370)	(40,163)	(111,496)
Gain on exchange and extinguishment of liabilities	—	6,150,142	86,602	6,150,142
Change in derivative fair value	—	824	199	248

Total other income (expense)	(5,724)	6,083,596	46,638	6,038,894

Income (loss) before income taxes	(518,278)	5,963,428	(1,147,228)	5,812,659
Income tax (expense) benefit	—	—	—	—

Net income (loss)	(518,278)	5,963,428	(1,147,228)	5,812,659

Convertible preferred stock dividends	(57,408)	—	(117,936)	—

Net income (loss) attributable to common stockholders	$(575,686)	$5,963,428	$(1,265,164)	$5,812,659

Basic and diluted net income (loss) per share:
Basic	$(0.03)	$0.40	$(0.07)	$0.44
Diluted	$(0.03)	$0.36	$(0.07)	$0.43
Weighted average shares outstanding – basic and diluted	18,793,265	14,820,900	18,712,199	13,147,455
Weighted average shares outstanding – basic and diluted	18,793,265	16,641,125	18,712,199	13,754,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

(formerly Infinity Energy Resources, Inc.)

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	12,310,733	$1,231	$109,583,945	$(122,802,352)	$(13,217,176)

Stock-based compensation	—	—	24,308	—	24,308

Net loss	—	—	—	(84,765)	(84,765)

Balance, March 31, 2020	12,310,733	1,231	109,608,253	(122,887,117)	(13,277,633)

Stock-based compensation	—	—	24,308	—	24,308

Net loss	—	—	—	(66,004)	(66,004)

Balance, June 30, 2020	12,310,733	1,231	109,632,561	(122,953,121)	(13,319,329)

Stock-based compensation	—	—	105,825	—	105,825

Issuance of common shares in consideration for deposit to acquire oil and gas property	500,000	50	74,950	—	75,000

Issuance of common shares pursuant to exchange agreements	737,532	74	132,682	—	132,756

Beneficial conversion feature on issuance of convertible note with detachable warrants to purchase common stock	—	—	325,000	—	325,000

Issuance of restricted stock	5,000,000	500	(500)	—	—

Net income	—	—	—	5,963,428	5,963,428

Balance, September 30, 2020	18,548,265	$1,855	$110,270,518	$(116,989,693)	$(6,717,320)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	—	$—	18,548,265	$1,855	$110,352,302	$(117,178,645)	$(6,824,488)

Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(252,961)	92,061	(160,900)

Stock-based compensation	—	—	—	—	81,250	—	81,250

Issuance of preferred stock with detachable warrants to purchase common stock	22,776	2	—	—	1,929,087	—	1,929,089

Issuance of warrants to purchase common stock pursuant to debt settlement agreements	—	—	—	—	1,605,178	—	1,605,178

Extinguishment of liabilities with related parties pursuant to debt settlement agreements	—	—	—	—	1,108,477	—	1,108,477

Accrual of preferred stock dividends	—	—	—	—	(3,744)	—	(3,744)

Net loss	—	—	—	—	—	(203,624)	(203,624)

Balance, March 31, 2021	22,776	2	18,548,265	1,855	114,819,589	(117,290,208)	(2,468,762)

Stock-based compensation	—	—	—	—	106,750	—	106,750

Issuance of common stock pursuant to debt settlement agreements	—	—	245,000	24	68,576	—	68,600

Accrual of preferred stock dividends	—	—	—	—	(56,784)	—	(56,784)

Net loss	—	—	—	—	—	(425,326)	(425,326)

Balance, June 30, 2021	22,776	2	18,793,265	1,879	114,938,131	(117,715,534)	(2,775,522)

Stock-based compensation	—	—	—	—	157,749	—	157,749

Accrual of preferred stock dividends	—	—	—	—	(57,408)	—	(57,408)

Issuance of warrants to purchase common stock pursuant to issuance of debt	—	—	—	—	56,000	—	56,000

Net loss	—	—	—	—	—	(518,278)	(518,278)

Balance, September 30, 2021	22,776	$2	18,793,265	$1,879	$115,094,472	$(118,233,812)	$(3,137,459)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

(formerly Infinity Energy Resources, Inc.)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,147,228)	$5,812,659
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative liability	(199)	(248)
Stock-based compensation	345,749	154,441
Depreciation, depletion and amortization	61,668	—
Accretion of asset retirement obligations	558	—
Gain on settlement of litigation	(23,000)	—
Gain on exchange and extinguishment of liabilities	(179,407)	(6,150,142)
Loss on retirement of convertible note payable	115,805	—
Expiration and charge-off of deposit to acquire oil & gas properties	75,000	—
Amortization of discount on convertible note payable	30,016	44,094
Change in operating assets and liabilities, net of acquisitions of business:

Increase in accounts receivable	(25,545)	—
Increase in prepaid expenses	(16,590)	—
Increase (decrease) in accounts payable	194,645	(16,982)
Decrease in accrued liabilities	(112)	(30,112)
Increase in accrued interest	10,146	51,865
Net cash used in operating activities	(558,494)	(134,425)

Cash flows from investing activities:
Acquisition of oil and gas properties and equipment	(900,000)	—
Net cash used in investing activities	(900,000)	—

Cash flows from financing activities:
Cash dividends paid on preferred stock	(117,936)	—
Repayment of convertible note payable	(453,539)	—
Net proceeds from issuance of convertible preferred stock	1,929,089	—
Issuance of convertible promissory note with detachable warrants to purchase common stock	100,000	—
Repayment of notes payable pursuant to exchange agreements	—	(100,000)
Proceeds from issuance of note payable-related party	—	41,000
Repayment of notes payable - related party	—	(41,000)
Repayment of note payable	—	(19,125)
Net proceeds from issuance of convertible notes payable	—	325,000
Net cash provided by financing activities	1,457,614	205,875

Net (decrease) increase in cash and cash equivalents	(880)	71,450

Cash and cash equivalents:
Beginning	11,042	1,785
Ending	$10,162	$73,235
Supplemental cash flow information:
Cash paid for interest	$17,448	$15,536
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Assumption of asset retirement obligation related to the purchase of oil and gas properties and equipment	$13,425	$—
Issuance of convertible promissory notes pursuant to debt settlement agreements	$28,665	$—
Issuance of detachable common stock purchase warrants pursuant to debt settlements agreements	$1,605,178	$—
Capital contribution attributable to related party debt extinguishment	$1,108,477	$—
Issuance of common stock pursuant to debt settlement agreements	$68,600	$—
Cumulative effect of adoption of ASU 2020-06	$160,900	$—
Issuance of convertible note payable with detachable warrants to purchase common stock	$56,000	$—
Beneficial conversion feature on issuance of convertible note payable with detachable warrants to purchase common stock	$—	$325,000
Issuance of common shares for deposit to acquire oil and gas property	$—	$75,000
Issuance of restricted common stock	$—	$500
Issuance of common shares pursuant to exchange agreements	$—	$132,756

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

(formerly Infinity Energy Resources, Inc.)

Notes to Condensed Financial Statements

September 30, 2021

(Unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

American Noble Gas, Inc., formerly Infinity Energy Resources, Inc., (collectively, “we,” “ours,” “us,” “AMNG” or the “Company”) has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for 2021 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K, filed with the SEC.

Nature of Operations

“AMNG,” the “Company,” “we,” “us” and “our” refer collectively to American Noble Gas, Inc., its predecessors and subsidiaries or one or more of them as the context may require. Since 2009, we had planned to pursue the exploration of potential oil and gas resources in the United States and in the Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea (the “Nicaraguan Concessions” or “Concessions”), which contain a total of approximately 1.4 million acres. Civil unrest within Nicaragua and difficulties encountered with negotiations on extensions and the issuance of permits to drill with the Nicaraguan government made the exploration and development of the underlying concessions problematic. In addition, the Company was in technical default of the certain terms of the Nicaraguan Concession and the Nicaraguan government terminated both of the underlying Concessions. As a result, the Company abandoned all of its efforts to explore and develop the Nicaraguan Concessions effective January 1, 2020.

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

We and Core, as well as all of the members of Core, Mandalay LLC and Coal Creek Energy, LLC (collectively, the “Seller”) entered into that certain side letter agreement on September 2, 2020 (the “Side Letter”), pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased pursuant to the asset purchase and sale agreement, entered into by the Company and the Seller on December 14, 2020 (the “Asset Purchase Agreement”), to April 1, 2021 (the “APA Closing Date”). Pursuant to the Side Letter, the Company is responsible for reimbursing the Seller for certain prorated revenues and expenses from January 1, 2021 through the APA Closing Date.

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

We commenced rework of the existing production wells after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties existing oil & gas reserves while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties enumerated above, as well as satisfying our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties.

Covid–19 Pandemic

The unaudited condensed financial statements contained in this quarterly report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of September 30, 2021. Economies throughout the world continue to suffer disruptions by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19) including the recent rise of the new Delta variant. In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally followed by the recent resurgence in oil and natural gas prices.. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the Covid-19 pandemic will cease to impact our business and the results of our operations. In reading this Quarterly Report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

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

The Company has made substantial progress in resolving many of its existing financial obligations during the nine months ended September 30, 2021. In that regard, on March 31, 2021, the Company and six creditors entered into Debt Settlement Agreements which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes with detachable warrants to purchase 5,732,994 shares of common stock for $0.50 per share. On April 1, 2021, the Company and the holders of two notes payable that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $123,830 as of April 1, 2021. The Company has made substantial progress in resolving its financial obligations: however, there is in excess of $1.9 million remaining that are in default and that the Company is attempting to obtain extensions of the maturity dates and/or compromises regarding payment of its obligations.

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

The Company early adopted ASU 2020-06 effective January 1, 2021 and has applied its effects to the 3% Convertible Promissory Notes issued on March 31, 2021 and the 8% Convertible Promissory Note issued on August 30, 2021(See Note 3). The Company elected to adopt ASU 2020-06 using the modified retrospective method which enables entities to apply the transition requirements in this ASU at the effective date of ASU 2020-06 (rather than as of the earliest comparative period presented) with the effect of initially adopting ASU 2020-06 recognized as a cumulative-effect adjustment to retained earnings (accumulated deficit) on the first day of the period adopted. Therefore, this transition method applies the amendments in ASU 2020-06 to outstanding financial instruments as of the beginning of the fiscal year of adoption (January 1, 2021), with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) as of the date of adoption. In accordance with the modified retrospective method, no adjustment was made to the comparative-period information including earnings (loss) per share.

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

The Company has performed workovers of the wells subsequent to the Properties purchase which was necessary to put the lease back into production status. Therefore, these tangible and intangible workover costs were expensed as lease operating expenses rather than capitalized in the full cost pool in the three and nine months ended September 30, 2021. In addition, the Company is currently evaluating the Properties oil and gas reserves and specifically the potential for noble gas reserves such as helium, argon and krypton. Based on these evaluations, the Company may redirect its efforts to the production of noble gases rather than crude oil on the Properties. These noble gas evaluation costs have also been expensed as lease operating costs during the three and nine months ended September 30, 2021.

The accounting for, and disclosure of, oil and gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, which were zero at September 30, 2021 and December 31, 2020, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

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

The ceiling test is computed using the simple average spot price for the trailing twelve-month period using the first day of each month. For the period ended September 30, 2021, the trailing twelve-month reference price was $52.13 per Bbl for the West Texas Intermediate oil at Cushing, Oklahoma. This reference price for oil is further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and gas properties may not be reversed in subsequent periods. There were no ceiling test write-downs for the three or nine months ended September 30, 2021.

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

During the three and nine months ended September 30, 2021, the Company had outstanding the following securities that were potentially dilutive; 1) Series A Convertible Preferred Stock, 2) Convertible Note Payable through its retirement on March 26, 2021, 3) 3% Convertible Promissory Notes issued on March 31, 2021, 4) 8% Convertible Promissory Note issued on August 30, 2021, 5) Common Stock purchase warrants and 5) stock purchase options. The inclusion of all potentially dilutive securities in diluted earnings (loss) for the three and nine months ended September 30, 2021 and 2020 were excluded because of their anti-dilutive effect because of the net loss reported for both periods.

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

The following represents the purchase price allocation for the Oil & Gas Properties Acquisition for $900,000 in cash. The Oil & Gas Property Acquisition qualify as an asset acquisition. As such, AMNG recognized the assets acquired and liabilities assumed at their fair values as of April 1, 2021, the date of closing. The fair value of the Oil & Gas Properties acquired approximate the value of the consideration paid, and the asset retirement obligation to be assumed, which management has concluded approximates the fair value that would be paid by a typical market participant. As a result, neither goodwill nor a bargain purchase gain will be recognized related to the acquisition.

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

The following table summarizes the allocation of the assets acquired and the liabilities assumed related to the Oil & Gas Properties:

Amount
Oil and gas properties, subject to depreciation, depletion and amortization	$913,425
Asset retirement obligation assumed	(13,425)
Total purchase price of the Oil & Gas Properties	$900,000

Note 3 – Debt Obligations

Debt obligations is comprised of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Notes payable:
3% Convertible promissory notes payable	$28,665	$—
8% Convertible promissory notes payable(less discount of $51,807 and $-0- as of September 30, 2021 and December 31, 2020, respectively)	48,193	$—
Convertible note payable, (less discount of $-0- and $231,606 as of September 30, 2021 and December 31, 2020, respectively)	—	133,563
Note payable	—	50,000
Note payable	—	35,000

Total notes payable	76,858	218,563
Less: Long-term portion	76,858	—
Notes payable, short-term	$—	$218,563

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2021 (October 1, 2021 through December 31, 2021)	$—
2022	48,193
2023	—
2024	—
2025	—
2026	28,665
Total	$76,858

3% Convertible Promissory Notes Payable

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

8% Convertible Promissory Notes Payable

On August 30, 2021, the Company and an accredited investor (the “8% Note Investor”) agreed whereby the Company issued an unsecured convertible note due October 29, 2022 (the “8% Note”), with an aggregate principal face amount of approximately $100,000. The 8% Note is, subject to certain conditions, convertible into an aggregate of 200,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued a five and one half-year common stock purchase warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “8% Note Warrants”) which are immediately exercisable. The 8% Note Investor purchased the 8% Note and 8% Note Warrant from the Company for an aggregate purchase price of $100,000 and the proceeds were used for general working capital purposes. The Company also granted the 8% Note Investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the 8% Note Warrant and the conversion of the 8% Note unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the Closing Date.

The 8% Note bears interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 120% of the principal amount of the 8% Notes and any accrued and unpaid interest. Fifty percent (50%) of the 8% Notes shall be mandatorily repaid in cash in an amount equal to 120% of the principal amount of the 8% Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 and one-hundred percent (100%) of the 8% Note plus accrued interest shall be mandatorily repaid in an amount equal to 120% of outstanding principal and interest in cases in which the Company receives gross proceeds of at least $3,000,000. In addition, pursuant to the 8% Notes, so long as the 8% Notes remain outstanding, the Company cannot enter into any financing transactions pursuant to which the Company sells its securities at a price lower than $0.50 cents per share without the written consent of the 8% Note Investors.

The conversion of the 8% Note and the exercise of the 8% Note Warrant are each subject to beneficial ownership limitations such that the 8% Note Investor may not convert the 8% Note or exercise the 8% Note Warrant to the extent that such conversion or exercise would result in the 8% Note Investor being the beneficial owner in excess of 4.99% (or, upon election of the 8% Investor, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The Company and the 8% Note Investor agreed that for so long as the 8% Note and 8% Note Warrant remain outstanding, the 8% Note Investor has the right to participate in any issuance of Common Stock, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of such subsequent financing.

The 8% Note and 8% Note Warrant contain customary events of default, representations, warranties, agreements of the Company and the 8% Investor and customary indemnification rights and obligations of the parties thereto, as applicable.

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

The Company has applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2021, (the date of adoption of ASU 2020-06) and those entered into after January 1, 2021 including the 8% Note. As a result, the 8% Convertible Note was required to be separated into its debt and equity components because of the issuance of detachable warrants together with the 8% Note. Accordingly, the Company allocated the proceeds of the 8% note as follows:

Amount
Proceeds allocated to 8% convertible note	$44,000
Proceeds allocated to detachable warrants to purchase common stock	56,000

Total proceeds	$100,000

The 8% Note was recorded at its par value less the discount established at its origination date. The note discount is amortized over the term of the convertible note utilizing the level-interest method. The following is the assumptions used in calculating the estimated grant-date fair value of the detachable warrants to purchase common stock granted in connection with the 8% Note during the nine months ended September 30, 2021:

As of August 30, 2021 (issuance date)

Volatility – range	369.4%
Risk-free rate	0.77%
Contractual term	5.5 years
Exercise price	$0.50
Number of warrants in aggregate	200,000

Following is a summary of activity relative to the 8% Note as previously reported on December 31, 2020 through September 30, 2021 follows:

Amount
Balance December 31, 2020 – 8% Convertible Note	$—
Issuance of 8% Note, at par	100,000
Discount on 8% Note at issuance date	(56,000)
Amortization of discount during the period to interest expense	4,193

Balance September 30, 2021 - 8% Convertible Note	$48,193

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

On March 26, 2021, the Company exercised its right to retire the August Note in conjunction with the issuance of Convertible Preferred Stock (See Note 3 and 11). In accordance with the prepayment provisions contained in the August Note, the Company paid all principal, accrued interest and the 15% prepayment premium as follows:

Amount
Principal balance at par	$365,169
Remaining discount included in principal balance	(44,883)
Accrued interest	17,448
Prepayment premium (including remaining discount due to early retirement)	115,805

Total payment to retire the August Note	$453,539

The prepayment premium was charged to non-operating expense as a loss from retirement of convertible note payable (See Note 9).

Following is a summary of the August Note as previously reported on December 31, 2020 through September 30, 2021 follows:

Amount
Balance December 31, 2020 - August Note	$133,563
Cumulative effect of adoption of ASU 2020-06	160,900
Amortization of discount through the March 26, 2021 retirement date	25,823
Remaining discount recognized as a loss from retirement of convertible note payable	44,883
Retirement of August Note at par value on March 26, 2021	(365,169)

Balance September 30, 2021 - August Note	$—

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

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274 which was recorded in the nine months ended September 30, 2021.

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

On April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which was recorded in the nine months ended September 30, 2021.

Note 4 – Accrued liabilities

Accrued liabilities consist of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued compensation (see Notes 9 and 13)	$—	$1,425,708
Accrued board of director fees (see Notes 9 and 13)	—	363,500
Accrued accounting services – Related party (see Notes 9 and 13)	—	762,407
Accrued rent	614,917	614,917
Accrued Nicaragua Concession fees	544,485	544,485
Accrued financing costs – Related party (see Notes 9 and 13)	—	26,113
Accrued franchise taxes	339	450

Total accrued liabilities	$1,159,741	$3,737,580

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

As of September 30, 2021, 500,000 shares were available for future grants under the 2015 Plan. All other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility based on historical volatility. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were 1,800,000 options issued during the nine months ended September 30, 2021 and there were no stock options granted during the nine months ended September 30, 2020.

The following is the assumptions used in calculating the estimated grant-date fair value of the stock options granted during the nine months ended September 30, 2021:

As of June 4, 2021 (issuance date)

Volatility – range	286.6%
Risk-free rate	1.56%
Contractual term	10.0 years
Exercise price	$0.50
Number of options in aggregate	1,800,000

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	332,000	$41.86	1.28 years	$—
Granted	1,800,000	0.50
Exercised	—	—
Forfeited	(115,000)	(64.24)
Outstanding at September 30, 2021	2,017,000	$3.67	8.75 years	$—
Outstanding and exercisable at September 30, 2021	217,000	$30.00	1.03 years	$—

The Company recorded stock-based compensation expense in connection with the vesting of options granted aggregating $76,499 and $101,999 during the three and nine months ended September 30, 2021, respectively, and $-0- and for the three and nine months ended September 30, 2020.

The total grant date fair value of the 1,800,000 stock options issued during the nine months ended September 30, 2021 was $305,997 in total or $0.17 per share and there were no stock options granted during the nine months ended September 30, 2020.

The intrinsic value as of September 30, 2021 related to the vested and unvested stock options as of that date was $-0-. The unrecognized compensation cost as of September 30, 2021 related to the unvested stock options as of that date was $203,998 which will be amortized over the next eight months in accordance with the respective vesting scale.

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2021 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2020	3,750,000	$0.13
Granted	—	—
Vested	(1,875,000)	(0.13)
Forfeited	—	—
Nonvested balance, September 30, 2021	1,875,000	$0.13

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted granted aggregating $81,250 and $243,750 during the three and nine months ended September 30, 2021, respectively. The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted granted aggregating $24,575 and $73,192 during the three and nine months ended September 30, 2020, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2021, there were $243,750 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next 9 months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2021	625,000
2022	1,250,000

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2020	$321
Unrealized derivative gains included in other income/expense for the period	(199)
Extinguishment of derivative liability as part of the exchange of debt for common stock (See Note 3 & 9)	(122)

Balance at September 30, 2021	$—

Note 7 – Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2021:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2020	1,528,380	$0.65
Issued in connection with issuance of Series A convertible preferred stock (See Note 3)	5,256,410	0.39
Issued in connection with issuance of 3% convertible promissory notes (see Note 3 & 13)	5,732,994	0.50
Issued in connection with issuance of 8% convertible promissory notes (see Note 3)	200,000	0.50
Forfeited/expired	(47,000)	(5.22)

Outstanding and exercisable at September 30, 2021	12,670,784	$0.45

The weighted average term of all outstanding common stock purchase warrants was 4.7 years as of September 30, 2021. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of September 30, 2021.

Note 8 – Income Taxes

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the net operating loss history of the Company maintaining a full reserve on all net deferred tax assets during the three months ended September 30, 2021 and 2020.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at September 30, 2021. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

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

Note 9 – Gain on Exchange and Extinguishment of Liabilities

During the three and nine months ended September 30, 2021 and 2020, the Company recorded gains on the extinguishment of liabilities through the negotiation of settlements with certain creditors and through the operation of law.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Gain (loss) on Exchange and Extinguishment of Liabilities:
Gain on exchange and extinguishment of liabilities	$—	$—	$124,177	$—
Gain from settlement of litigation (See Note 11)	—	—	23,000	—
Loss from retirement of convertible note payable (See Notes 3)	—	—	(115,805)	—
Extinguishment of trade payables	—	4,840,136	—	4,840,136
Gain from exchange and extinguishment of notes payable (See Note 3)	—	1,310,006	55,230	1,310,006

Total	$—	$6,150,142	$86,602	$6,150,142

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

Gain on extinguishment of trade payables - The Company incurred trade payable obligations totaling $4,840,136 during 2013 which were extinguished in 2020 pursuant to the relevant Statute of Limitations.

Note 10 – Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2021:

Amount

Asset retirement obligation at December 31, 2020	$1,716,003
Liabilities added from acquisition of Oil & Gas Properties (See Note 2)	13,425
Accretion expense during the period	558

Asset retirement obligation at September 30, 2021	$1,729,986

The $1,716,003 asset retirement obligation existing at December 31, 2020 and in years prior to 2020 represented the remaining potential liability for wells AMNG had owned in Texas and Wyoming prior to their sales/disposal in 2012. AMNG was not in compliance with then existing federal, state and local laws, rules and regulations for its previously owned Texas and Wyoming domestic oil and gas properties. Regardless, that all previously owned domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas being disposed of in 2012 and prior years; the Company may remain liable for certain asset retirement costs should the new owners not complete their asset retirement obligations. Management believes the asset retirement obligations recorded relative to these Texas and Wyoming wells of $1,716,003 as of September 30, 2021 and December 31, 2020 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

The $13,425 asset retirement obligation assumed pursuant to an acquisition on April 1, 2021 and the related $558 accretion expense during the nine months ended September 30, 2021 related to the acquisition of the Oil & Gas Properties as further described in Note 2.

Note 11 – Commitments and Contingencies

Lack of Compliance with Law Regarding Domestic Properties

AMNG was not in compliance with then existing federal, state and local laws, rules and regulations for domestic oil and gas properties owned and disposed of in 2012 and in years prior to 2012 and could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of AMNG. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of in 2012 and prior; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded for these prior matters of $1,716,003 as of September 30, 2021 and December 31, 2020 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

Litigation

The Company is subject to various claims and legal actions in which vendors are claiming breach of contract due to the Company’s failure to pay amounts due. The Company believes that it has made adequate provision for these claims in the accompanying financial statements.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with the Company, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of September 30, 2021 and December 31, 2020, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Joseph Ryan (“Ryan”) filed an action in the District Court of Johnson County, Kansas, number 20CV01493, on March 20, 2020 against the Company resulting from certain professional consulting services Ryan alleges he performed for Social, Environmental and Economic Impact Assessments during July 2012 through September 2015 on the Nicaraguan Concessions. Ryan alleges that such services were provided pursuant to oral agreements with AMNG. Ryan claims breach of contract for failure to pay $12,000 amounts invoiced and due. On December 23, 2020, Ryan filed a Motion for Default Judgment for $12,000 in unpaid invoices plus legal, fees, statutory interest and any expert testimony fees.

On February 10, 2021, the parties agreed to a full and complete settlement of the matter with prejudice. The terms of the settlement required the Company to pay a total of $10,000 to extinguish accounts payable to Ryan totaling $33,000. As a result, the Company recorded a $23,000 gain from settlement of litigation during the nine months ended September 30, 2021 (See note 9).

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

On March 26, 2021 the Company entered into a securities purchase agreement with five (5) accredited investors providing for an aggregate investment of $2,050,000 by the investors for the issuance by the Company to them of (i) 22,776 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated/liquidation value of $100 per share; and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 5,256,410 shares of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments thereunder. The Series A Convertible Preferred stock is convertible into an aggregate of up to 7,117,500 shares of Common Stock. Holders of the Warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the Warrant Shares within six (6) months following the Closing Date, as defined in the Warrants, by exercising on a cashless basis pursuant to the formula provided in the Warrants. Net proceeds from the issuance of Series A Convertible Preferred Stock totaled $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company intends to use the proceeds of the Series A Convertible Preferred Stock offering to complete the acquisition and development of the Properties, to pay-off the outstanding convertible note payable (See Note 3 & 9) and for general working capital purposes.

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

The Company has accrued and paid preferred dividends totaling $57,408 and $117,936 relative to the Series A Convertible Preferred Stock which was charged to additional paid in capital as during the three and nine months ended September 30, 2021, respectively.

Note 13 – Related Party Transactions

The Company’s Chief Operating Officer is a non-controlling member of Core. The Company acquired an Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a non-refundable deposit of $50,000 in 2019 to bind the original Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the newly acquired Option permitted the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an asset purchase and sale agreement which extended the new Option to January 11, 2021, which expired. The parties entered into a second Side Letter agreement on March 31, 2021, pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased to April 1, 2021. Pursuant to the second Side Letter, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through the April 1, 2021 closing date. On April 1, 2021 we completed the acquisition of the Properties, under the same terms of the asset purchase agreement executed on December 14, 2020 which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of convertible preferred stock with detachable common stock purchase warrants. The funds raised pursuant to the Series A Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021, to retire the outstanding convertible note payable and for working capital purposes.

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the nine months ended September 30, 2021 and 2020. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due to such firm for services totaling $762,407 were extinguished upon the issuance of $7,624 principal balance of 3% Note and the issuance of warrants to purchase 1,524,814 shares of Common Stock as further described in Notes 3, 7 & 9. Total amounts due to the related party was $-0- and $762,407 as of September 30, 2021 and December 31, 2020, respectively.

The Company has accrued compensation to its officers and directors in previous years. The Board of Directors authorized the Company to cease the accrual of compensation for its officers and directors, effective January 1, 2018. On March 31, 2021 the parties entered into Debt Settlement Agreements whereby all accrued amounts due for such services totaling $1,789,208 were extinguished upon the issuance of $17,892 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 3,578,416 shares of Common Stock as further described in Notes 3, 7 & 9. Total amounts due to the officers and directors related to accrued compensation was $-0- and $1,789,208 as of September 30, 2021 and December 31, 2020, respectively.

Offshore Finance, LLC was owed financing costs in connection with a subordinated loan to the Company which was converted to common shares in 2014. The managing partner of Offshore and the Company’s CFO are partners in the accounting firm which the Company used for general corporate purposes in the past. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due for such services totaling $26,113 were extinguished upon the issuance of $261 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 52,226 shares of common stock as further described in Notes 3, 7 & 9. Total amounts due to this related party was $-0- and $26,113 as of September 30, 2021 and December 31, 2020, respectively.

On May 13, 2020, the Company borrowed $41,000 from its Chairman, CEO & President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes. The entire $41,000 principal balance and $654 of accrued interest related to the note was retired on August 19, 2020 and there is no remaining balance as of September 30, 2021 and December 31, 2020.

Note 14 – Subsequent Events

Convertible Promissory Notes Payable

On October 29, 2021, the Company entered into a securities purchase agreement with accredited investors (the “October Note Investors”) for the Company’s unsecured convertible notes due October 29, 2022 (the “October Notes”), with an aggregate principal face amount of approximately $550,000. The October Notes are, subject to certain conditions, convertible into an aggregate of 1,100,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued a five and one half - year common stock purchase warrant to purchase up to 1,650,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “October Note Warrants” which are immediately exercisable. The October Note Investors purchased such securities from the Company for an aggregate purchase price of $550,000 and the proceeds were used to acquire the option to acquire current production and leasehold rights to approximately 52,000 acres in Kansas (see subsequent event described below) and for general working capital purposes. The Company also granted the October Note Investors certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the October Note Warrants and the conversion of the October Notes unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the Closing Date.

The October Note bears interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 120% of the principal amount of the October Notes and any accrued and unpaid interest. Fifty percent (50%) of the October Notes shall be mandatorily repaid in cash in an amount equal to 120% of the principal amount of the October Notes and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 and one-hundred percent (100%) of the October Note plus accrued interest shall be mandatorily repaid in an amount equal to 120% of outstanding principal and interest in cases in which the Company receives gross proceeds of at least $3,000,000. In addition, pursuant to the October Notes, so long as the October Notes remain outstanding, the Company cannot enter into any financing transactions pursuant to which the Company sells its securities at a price lower than $0.50 cents per share without the written consent of the October Note Investors.

The conversion of the October Notes and the exercise of the October Note Warrants are each subject to beneficial ownership limitations such that the October Note Investors may not convert their October Note or exercise their October Note Warrants to the extent that such conversion or exercise would result in the October Note Investors being the beneficial owner in excess of 4.99% (or, upon election of the October Investor, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The Company and the October Note Investors agreed that for so long as the October Notes and October Note Warrants remain outstanding, the October Note Investors have the right to participate in any issuance of Common Stock, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of such subsequent financing.

The October Notes and October Note Warrants contain customary events of default, representations, warranties, agreements of the Company and the October Investor and customary indemnification rights and obligations of the parties thereto, as applicable.

Term Sheet to Acquire Current Production and Leasehold Rights to Approximately 52,000 Acres in Kansas

On November 4, 2021 the Company acquired an option to purchase the production and mineral rights/leasehold for oil & gas properties primarily in the Central Kansas Uplift geological formation covering over 52,000 acres (the “Properties”). The purchase option gives the Company the right to acquire the Properties from the owner for $12 million in cash prior to December 31, 2021. The option also provides AMNG the right to acquire a related oilfield service company for $4 million in cash prior to December 31, 2022.

The acquisition of the Properties include production from 200 oil wells currently producing 280 barrels of oil per day, 100 natural gas wells producing 1.8 million cubic feet of natural gas per day and 40 thousand cubic feet of helium per day. The acquisition will include all existing infrastructure including approximately 200 miles of gas gathering pipelines/systems, salt-water injection and disposal wells/systems, and all existing above and below ground production equipment including gas compression facilities. Approximately 43,000 acres of the Properties contain proven helium content of between 1.5% to 6% which AMNG believes will complement its strategic plan of becoming a leading producer of rare noble gases in the United States and potentially the world. The Properties provide AMNG with the opportunity to drill new wells for noble gases and traditional oil & natural gas production, reworking existing wells to enhance oil & natural gas as well as noble gas production and to implement secondary recovery projects such as water-floods to existing production fields. The gas gathering pipeline infrastructure is expected to provide a benefit to the Company’s when integrated with its recently acquired Central Kansas Uplift Property by providing a gas gathering and compression system to economically market the natural gas and noble gas produced by the Company’s Central Kansas Properties.

AMNG also acquired an option to acquire a related oilfield service company that has been servicing the Kansas oil and gas community for over 40 years. The acquisition will include retail-supply stores, well cementing services, acidizing and small fracture treatment services, cased-hole logging and perforating services, oil well pulling, servicing and completion services, propane sales and delivery services as well as many other ancillary well servicing businesses. The purchase of the oil field service business is expected to provide benefits to AMNG relative to its current properties and future acquisitions including the one under the acquired option.

Annual Meeting of Shareholders Meeting

The Company held its annual meeting of the shareholders (the “Annual Meeting”) on Wednesday, October 13, 2021. There were 13,222,427 shares of common stock, par value $0.0001 per share (the “Common Stock”), represented in person or by proxy at the Annual Meeting, constituting approximately 58.5% of the outstanding shares of Common Stock on August 24, 2021, the record date for the Annual Meeting (the “Record Date”), and establishing a quorum. The matters voted upon at the Annual Meeting and the results of such voting are set forth below:

●	The three nominees for Directors of the Company were all duly elected.
●	An amendment to the Company’s Certificate of Incorporation, as amended, was approved which removed the provision providing that any action taken by the stockholders by written consent in lieu of a meeting requires that all of the Company’s stockholders entitled to vote on such action consent in writing thereto.
●	An amendment to the Company’s Certificate of Incorporation, as amended, was approved which increased the Company’s authorized shares of common stock from 75,000,000 shares to 500,000,000 shares.
●	An amendment to the Company’s Certificate of Incorporation, as amended, was approved which changed the Company’s name to American Noble Gas, Inc.

●	The adoption of the Company’s 2021 Stock Option and Restricted Stock Plan was approved which reserved up to 5,000,000 common shares for issuance.
●	The appointment of RBSM LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2021 was ratified.
●	A non-binding advisory proposal to approve the compensation paid to the Company’s named executive officers was approved.
●	A non-binding advisory proposal on the frequency of the stockholder advisory vote on executive compensation every three years was approved.

Letter Agreement with US Noble Gas, LLC to Provide Exploration, Testing, Production and Distribution of Noble Gas and Rare Earth Element/Minerals

On November 10, 2021, the Company and US Noble Gas, LLC (“USNG”) entered a Letter Agreement which covers terms and conditions under which USNG would provide consulting services to the Company for exploration, testing, refining, production, marketing and distribution of various potential reserves of noble gases and rare earth element/minerals on the Company’s recently acquired Properties. The Letter Agreement would cover all of the noble gas and rare earth elements/minerals potentially existing on the approximate 11,000 acres included in the Company’s Properties and future acquisitions.

The Letter Agreement also provides that USNG will supply a gas extraction/separator unit which is a large vessel designed for flows up to 5,000 barrels of water per day at low pressures. It is a dewatering vessel that could be used for multiple wells in the future. USNG will also supply a gas metering device currently being installed on the Company’s test well. The equipment US Noble delivers free of charge shall belong to AMNG along with all data and proprietary information regarding gases and minerals collected.

USNG will receive as consideration The Company will issue warrants to issue 2,000,000 shares of common stock at an exercise price of $0.50 for a five-year term as consideration for the Letter Agreement to the principal consultants involved with USNG. USNG will also receive a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMNG receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals.

The Letter Agreement requires the Company to establish a four-member advisory board composed of various experts involved in noble gas and rare earth elements/minerals. The advisory board will be formed to help attract both industry partners and financial partners for developing a large helium, noble gas and/or rare earth element/mineral resource, that may exist in the region where AMNG currently operates. Industry partners would include helium, noble gas and/or rare earth element/mineral purchasers, exploration and development companies from the energy industry and financial partners may include large family offices or small institutions. The members of the advisory board collectively, are to receive warrants to purchase 1,200,000 common shares with an exercise price of $0.50 per share for a period of five years.

Reincorporation of AMGAS from the State of Delaware to the State of Nevada

On October 22, 2021, the Board of Directors of AMGAS approved the reincorporation of the Company in the State of Nevada, pursuant to a merger with and into a wholly-owned subsidiary of the Company (the “Reincorporation Merger”). On October 22, 2021 the holders of a majority of the Company’s voting power approved, by written consent, the Reincorporation Merger. The consenting voting stockholders and their respective ownership percentage of the voting stock of the Company, total in the aggregate of more than 50% of the outstanding voting stock, which is required under the Delaware General Corporation Law, as amended and our bylaws. We expect that the Reincorporation Merger will become effective on or about December 3, 2021, at which time, a Certificate of Merger will be filed with the Secretary of State of the State of Delaware and Articles of Merger will be filed with the Secretary of State of the State of Nevada.

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

As used in this quarterly report, “AMNG,” the “Company,” “we,” “us” and “our” refer collectively to American Noble Gas, Inc., formerly Infinity Energy Resources, Inc., its predecessors and subsidiaries or one or more of them as the context may require.

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

We commenced rework of the existing production wells immediately after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals and gases. Testing of the Properties for noble gas reserves has provided encouraging but not yet conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil & gas reserves on the Properties while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties enumerated above, as well as to satisfy our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties.

2021 Operational and Financial Objectives

COVID–19 PANDEMIC

The financial statements contained in this Quarterly Report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of September 30, 2021. Economies throughout the world continue to suffer disruptions by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (Covid-19) including the recent rise of the new Delta variant. In particular, the oil and gas market has been severely adversely impacted by the effects of the Covid-19 pandemic because of the substantial and abrupt decrease in the demand for oil and gas globally followed by the recent resurgence in oil and natural gas prices. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the Covid-19 pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the Covid-19 pandemic will cease to impact our business and the results of our operations. In reading this Quarterly Report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of Covid-19.

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

Issuance of 8% Convertible Promissory Notes with Detachable Warrants – On August 30, 2021, the Company entered into a securities purchase agreement with an accredited investor (the “8% Note Investor”) for the Company’s senior unsecured convertible note due October 29, 2022 (the “8% Note”), with an aggregate principal face amount of approximately $100,000. The 8% Note is, subject to certain conditions, convertible into an aggregate of 200,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued a five and one half - year common stock purchase warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “8% Note Warrant”). 8% Note Investor purchased the 8% Note and 8% Note Warrant from the Company for an aggregate purchase price of $100,000. The Company also granted the 8% Note Investor certain piggy-back registration rights whereby the Company has agreed to register the resale by the 8% Note Investor of the shares underlying the 8% Note Warrant and the conversion of the 8% Note unless the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the Closing Date, as defined in the 8% Note and 8% Note Warrant.

Issuance of 3% Convertible Promissory Notes with Detachable Warrants - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes (the “3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allows for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026. The 3% Notes are convertible as to principal and any accrued interest, at the option of holder, into shares of the Common Stock at any time after the issue date and prior to the close of business on the business day preceding March 30, 2026 at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustments. The warrants to purchase 5,732,994 shares of Common Stock issued pursuant to the Debt Settlement Agreements were valued at $1,605,178 using the Black-Scholes methodology.

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

The August Note bears interest at a rate of eight percent (8%) per annum with 12 months guaranteed, may be voluntarily repaid in cash in full or in part by us at any time in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest in the event of the consummation by us of any public or private offering or other financing pursuant to which we receive gross proceeds of at least $2,500,000. The August Note is convertible at any time by the August Investor and we shall have the right to request that the August Investor convert the August Note in full or in part at the Fixed Conversion Price in the event that the VWAP (as defined in the August Note) of the Common Stock exceeds $0.75 for twenty consecutive trading days. In addition, pursuant to the August Note, so long as the August Note remains outstanding, we shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the Fixed Conversion Price, without written consent of the August Investor.

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

Extinguishment of liabilities –

Debt Settlement Agreements - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allow for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026. The 3% Notes are convertible as to principal and any accrued interest, at the option of holder of the 3% Notes, into shares of the Common Stock at any time after the issue date and prior to the close of business on the business day preceding March 30, 2026 at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustment. The warrants to purchase 5,732,994 shares of Common Stock issued pursuant to the Debt Settlement Agreements were valued at $1,605,178 using the Black-Scholes methodology.

Extinguishment of Convertible Note Payable - On March 26, 2021, the Company exercised its right to retire the Convertible Note issued in August 2020 with a par value of $365,169 in conjunction with the issuance of the Series A Convertible Preferred Stock. In accordance with the prepayment provisions contained in the August Note, the Company paid $453,539 to retire all principal, accrued interest and the 15% prepayment premium.

Extinguishment of Notes Payable – On April 1, 2021, the Company and the holder of a $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274 which was recorded in the nine months ended September 30, 2021.

On April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which was recorded in the three and nine months ended September 30, 2021.

Extinguishment of $1,050,000 Note Payable – On December 27, 2013, the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “December 2013 Note”) with an original maturity date of March 12, 2014. On September 24, 2020, the Company entered into an Exchange and Settlement Agreement (the “Exchange Agreement”) with the holder of the December 2013 Note (the “Holder”), pursuant to which the Holder agreed to exchange its 8% promissory note in the original principal amount of $1,050,000, representing outstanding principal balance of $1,000,000 and accrued and unpaid interest thereon (which totaled $542,762 as of September 24, 2020), for (i) a cash payment in the amount of $100,000 and (ii) 737,532 newly issued shares of Common Stock (the “Exchange”).

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

Acquisition of Oil and Gas Properties –

On July 31, 2019, we acquired an option from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for the Properties. We paid a non-refundable deposit of $50,000 to bind the option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019. On September 2, 2020, the Company acquired a new option from Core under similar terms as the previous option. The newly acquired option, however, now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company has agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement (“Asset Purchase Agreement”) which extended the new option to January 11, 2021, which has expired.

We and Core as well as all of the members of Core, Mandalay LLC and Coal Creek Energy, LLC (collectively, the “Seller”) entered into a side letter agreement on March 31, 2021 (the “Side Letter”), pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased pursuant to the Asset Purchase Agreement to April 1, 2021. Pursuant to the Side Letter, the Company is responsible for reimbursing the Seller for certain prorated revenues and expenses from January 1, 2021 through the April 1, 2021 closing date.

On April 1, 2021, we completed the acquisition of the Properties, under the same terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021 and to retire all outstanding Convertible Notes Payable.

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

We commenced rework of the existing production wells immediately after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil & gas reserves on the Properties while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

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

For the Three Months Ended September 30, 2021 and 2020

Results of Operations

Revenue

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Properties on April 1, 2021. Revenues totaled $35,392 for the three months ended September 30, 2021. The Company had no revenues in 2020 as it focused on identification of acquisition of domestic oil & gas producing properties targets.

On April 1, 2021, we completed the acquisition of the Properties, under the terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We commenced rework of the existing production wells immediately after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil & gas reserves on the Properties while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

Oil and Gas Lease Operating Expenses

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Properties on April 1, 2021. Total oil and gas lease operating expenses totaled $220,767 for the three months ended September 30, 2021.

We commenced rework of the existing production wells after completion of the acquisition of the Properties in order to restore the three producing wells to full operational condition and all such rework costs were expensed as routine maintenance rather capitalized to oil and gas properties and equipment under the full-cost method. In addition, we have performed certain testing and evaluation for the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil & gas reserves on the Properties while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

The Company had no oil and gas lease operating expenses in 2020 as it held no oil and gas producing properties and instead was focused on identification of acquisition of domestic oil & gas producing properties targets.

Depreciation, Depletion and Amortization

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Properties on April 1, 2021 (the “Property Acquisition”) which it acquired for $900,000 cash plus the assumption of asset retirement obligations of $13,425. The Company allocated the purchase price of $913,425 to oil and gas properties and equipment which is subject to depreciation, depletion and amortization as the Property Acquisition qualified as an asset acquisition. Total depreciation, depletion and amortization was $30,834 for the three months ended September 30, 2021. There was no depreciation, depletion and amortization for the three months ended September 30, 2020 as the Company held no properties 2020 as it focused on identification of acquisition of domestic oil & gas producing properties targets.

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

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $279 and $-0- for the three months ended September 30, 2021 and 2020, respectively. The Company determined the amount of the asset retirement obligation assumed to be $13,425 as of April 1, 2021, the closing date of the Property Acquisition. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Properties on April 1, 2021. Oil and gas production related taxes totaled $1,626 and $-0- for the three months ended September 30, 2021 and 2020, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the State of Kansas and Kansas conservation assessment fees to a lesser extent. Revenues totaled $35,392 for the three months ended September 30, 2021 which resulted in the deduction of $1,626 in production related taxes. The Company had no revenues in 2020 as it focused on identification of acquisition of domestic oil & gas producing properties targets and therefore there was no deduction for Kansas production related taxes.

Other General and Administrative Expenses

Other general and administrative expenses were $294,440 for the three months ended September 30, 2021, an increase of $174,272, or 145%, from other general and administrative expenses of $120,168 in the same period in 2020. The increase in other general and administrative expenses is primarily attributable to an increase of $84,991 for legal fees, an increase in $20,571 related to geological services and a $6,000 increase in audit fees as the Company began operating the Properties which required various filings with the Securities and Exchange Commission (the “SEC”). In addition, the increase in other general and administrative expenses were attributable to a $30,000 bonus paid to the Company’s CEO attributable to his efforts in closing the Property Acquisition and an increase in stock-based compensation of $51,925 related to the amortization of the June 2021 stock option grants and the August 2020 restricted stock grants in 2021 compared to 2020. The stock option expense will be amortized ratable through June 2022 and the restricted stock granted to our officers, directors and certain consultants will also continue to be amortized ratably through June 2022.

Interest Expense

Interest expense decreased to $5,724 for the three months ended September 30, 2021, compared to $67,370 for the comparable period in 2020, a decline of $61,646, or 92%. Interest expense declined during the three months ended September 30, 2021 primarily due to the pay-off of the August Note issued in August 2020, which had a stated principal balance of $365,169 and bore interest at an 8% rate until it was retired on March 26, 2021.

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. In addition, on April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. Accordingly, there was less interest related to these notes payable in the three months ended September 30, 2021 as compared to the same period in 2020.

On March 31, 2021, the Company issued $28,665 principal balance of 3% Notes in connection with the Debt Settlement Agreements. On August 30, 2021 the Company issued $100,000 principal balance 8% Note with detachable warrants to purchase common stock. Interest expense totaled $5,723 related to these outstanding promissory notes and were the only interest-bearing notes outstanding during the three months ended September 30, 2021 and will continue to affect interest expense in future quarters.

Gain on Extinguishment of Liabilities

The Company reported a gain on extinguishment of liabilities of $-0- for the three months ended September 30, 2021, as compared to $6,150,142 for the same period in 2020.

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

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes are treated as derivative instruments because such notes and warrants contain ratchet and anti-dilution provisions. The underlying notes payable were paid off on April 1, 2021 and the derivative warrants were terminated which resulted in no derivative warrants outstanding during the three months ended September 30, 2021. Such notes payable and the related derivative warrants were outstanding during the three months ended September 30, 2020 and treated as derivative instruments because such notes and warrants contain ratchet and anti-dilution provisions. The change in derivative fair value was $-0- during the three months ended September 30, 2021 and the mark-to-market process resulted in a gain of $824 during the three months ended September 30, 2020.

Income Tax

The Company recorded no income tax benefit (expense) in the three months ended September 30, 2021 and 2020. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at September 30, 2021. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the three months ended September 30, 2021 and 2020.

Net income (Loss)

The Company reported a net loss of $518,278 for the three months ended September 30, 2021, compared to net income of $5,963,428 for the same period in 2020. This represents a deterioration of $6,481,706 in 2021 compared to 2020.

Convertible Preferred Stock Dividends

The Company recorded $57,408 and $-0- in convertible preferred stock dividends in the three months ended September 30, 2021 and 2020, respectively. On March 26, 2021 the Company issued and classified its Series A Convertible Preferred Stock as equity securities in the condensed balance sheet. Such Convertible Preferred Stock bears a cumulative dividend at a 10% rate based on its stated/liquidation value. There were no outstanding Series A Convertible Preferred Stock during the three months ended September 30, 2020.

Net Income (Loss) Applicable to Common Stockholders

The Series A Convertible Preferred Stock issued on March 26, 2021 has a preference over Common Stock and therefore such accrued Convertible Preferred Stock dividend amounts have been deducted from net income (loss) to report net income (loss) applicable to common stockholders of $(575,686) and $5,963,428 for the three months ended September 30, 2021 and 2020, respectively.

Basic and Diluted Net Income (Loss) Attributable to Common Stockholders per Share

Basic net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents included in the diluted net income (loss) attributable to common stockholders per share computation represent shares of common stock issuable upon the assumed conversion of Convertible Promissory Notes, Convertible Preferred Stock and the assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses attributable to common stockholders are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common stock equivalents would have an anti-dilutive effect. In addition, in periods in which there is net income attributable to common stockholders and the effect of including common stock equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the common stock equivalents are higher than the average closing market price per share) such anti-dilutive common stock equivalents would also be excluded from the calculation of basic and diluted weighted average shares outstanding.

The Company incurred a net loss attributable to common stockholders during the three months ended September 30, 2021, therefore all Common Stock equivalents were considered anti-dilutive and excluded from diluted net income (loss) attributable to common stockholders per share computations. The basic and diluted net income (loss) attributable to common stockholders per share were $(0.03) for the three months ended September 30, 2021.

During the three months ended September 30, 2020, the shares of Common Stock issuable upon conversion of the August Note were considered Common Stock equivalents and therefore the dilutive effect of such issuance was included in the computation of diluted income (loss) per share. All shares of Common Stock issuable upon conversion of convertible debt (other than the August Note) and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share for the three months ended September 30, 2020. The basic and diluted net income (loss) attributable to common stockholders per share were $0.40 and $0.36 for the three months ended September 30, 2020, respectively.

Potential equivalent shares of common stock as of September 30, 2021 totaled 22,062,614 shares of Common Stock, which included 257,330 shares of Common Stock underlying the Convertible Promissory Notes, 7,117,500 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 12,670,784 shares of Common Stock underlying outstanding warrants and 2,017,000 shares of Common Stock underlying outstanding stock options.

For the Nine Months Ended September 30, 2021 and 2020

Results of Operations

Revenue

The Company began generating revenues from the production and sale of crude oil resulting from the closing of its acquisition of the Properties on April 1, 2021. Revenues totaled $56,220 for the nine months ended September 30, 2021. The Company had no revenues in 2020 as it focused on identification of acquisition of domestic oil & gas producing properties targets.

On April 1, 2021 we completed the Property Acquisition, under the terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand zone with an approximate depth of 3,600 feet.

We commenced rework of the existing production wells immediately after completion of the Property Acquisition and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil & gas reserves on the Properties while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

Oil and Gas Lease Operating Expenses

The Company began generating revenues from the production and sale of crude oil resulting from the closing of the Property Acquisition on April 1, 2021. Total oil and gas lease operating expenses totaled $446,849 for the nine months ended September 30, 2021.

We commenced rework of the existing production wells after completion of the Property Acquisition in order to restore the three producing wells to full operational condition and all such rework costs were expensed as routine maintenance rather capitalized to oil and gas properties and equipment under the full-cost method. In addition, we have performed certain testing and evaluation for the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil & gas reserves on the Properties while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

The Company had no oil and gas lease operating expenses in 2020 as it held no oil and gas producing properties and instead was focused on identification of acquisition of domestic oil & gas producing properties targets.

Depreciation, Depletion and Amortization

The Company began generating revenues from the production and sale of crude oil resulting from the closing of the Property Acquisition on April 1, 2021 which it acquired for $900,000 cash plus the assumption of asset retirement obligations of $13,425. The Company allocated the purchase price of $913,425 to oil and gas properties and equipment which is subject to depreciation, depletion and amortization as the Property Acquisition qualified as an asset acquisition. Total depreciation, depletion and amortization was $61,668 for the nine months ended September 30, 2021. There was no depreciation, depletion and amortization for the nine months ended September 30, 2020 as the Company held no properties 2020 as it focused on identification of acquisition of domestic oil & gas producing properties targets.

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

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $558 and $-0- for the nine months ended September 30, 2021 and 2020, respectively. The Company determined the amount of the asset retirement obligation assumed to be $13,425 as of April 1, 2021, the date of the Property Acquisition. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

The Company began generating revenues from the production and sale of crude oil resulting from the closing of the Property Acquisition on April 1, 2021. Oil and gas production related taxes totaled $2,592 and $-0- for the nine months ended September 30, 2021 and 2020, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the State of Kansas and Kansas conservation assessment fees to a lesser extent. Revenues totaled $56,220 for the nine months ended September 30, 2021 which resulted in the deduction of $2,592 in production related taxes. The Company had no revenues in 2020 as it focused on identification of acquisition of domestic oil & gas producing properties targets and therefore there was no deduction for Kansas production related taxes.

Other General and Administrative Expenses

Other general and administrative expenses were $738,419 for the nine months ended September 30, 2021, an increase of $512,184, or 226%, from other general and administrative expenses of $226,235 in the same period in 2020. The increase in other general and administrative expenses is primarily attributable to an increase of $137,944 for legal fees, $28,071 for geological services and a $41,000 increase in auditor fees as the Company began operating the Properties which required various filings with the SEC. In addition, the increase in other general and administrative expenses were attributable to the $75,000 charge-off of the option to acquire the Properties which expired, a $30,000 bonus paid to the Company’s CEO attributable to his efforts in closing the Property Acquisition and an increase in stock-based compensation of $191,308 related to the amortization of the June 2021 stock option grants and the August 2020 restricted stock grants in 2021 compared to 2020. The stock option expense will be amortized ratable through June 2022 and the restricted stock granted to our officers, directors and certain consultants will also continue to be amortized ratably through June 2022.

Interest Expense

Interest expense decreased to $40,163 for the nine months ended September 30, 2021, compared to $111,496 for the comparable period in 2020, a decline of $71,333, or 64%. Interest expense declined during the nine months ended September 30, 2021 was primarily due to the pay-off of the convertible note payable issued in August 2019, which had a stated principal balance of $365,169 and bore interest at an 8% rate until it was retired on March 26, 2021. The retirement of the two notes payable totaling $85,000 on April 1, 2021 and the August Note on March 31, 2021 resulted in less interest expense being reported during the nine months ended September 30, 2021 as compared to the same period in 2020.

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. In addition, on April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. Accordingly, there was less interest related to these notes payable in the three months ended September 30, 2021 as compared to the same period in 2020.

On March 31, 2021, the Company issued $28,665 principal balance of 3% Notes in connection with the Debt Settlement Agreements and on August 30, 2021 the Company issued $100,000 principal balance of 8% Notes with detachable warrants to purchase common stock which were the only interest-bearing notes outstanding at September 30, 2021. Interest expense totaled $40,163 related to these outstanding promissory notes and were outstanding during the nine months ended September 30, 2021 and will continue to affect interest expense in future quarters.

Gain on Extinguishment of Liabilities

The Company reported a gain on exchange and extinguishment of liabilities of $86,602 and $6,150,142 in the nine months ended September 30, 2021 and 2020, respectively.

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274 which was recorded in the nine months ended September 30, 2021.

On April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which was recorded in the nine months ended September 30, 2021.

On March 31, 2021 the Company recorded a net gain on extinguishment of liabilities totaling $31,372 which was attributable to six transactions that extinguished outstanding liabilities during the nine months ended September 30, 2021; (i) the Debt Settlement Agreements which extinguished accounts payable and accrued liabilities with a total outstanding balance of $2,866,497 for the issuance of $28,665 in principal balance of the 3% Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share which was valued at $1,605,178 which resulted in a total gain of $1,232,654 of which $124,177 was reported as a gain on extinguishment of liabilities and $1,108,477 was reported as a capital contribution because it was attributable to related parties, (ii) the $23,000 gain from settlement of litigation which extinguished $33,000 of trade payables for a cash payment of $10,000 and (iii) the loss of $115,805 relative to the early retirement of $365,169 principal balance of August 2020 Note. There were no similar extinguishments during the nine months ended September 30, 2020.

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

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes outstanding during the nine months ended September 30, 2021 and 2020 are treated as derivative instruments because such notes and warrants contain ratchet and anti-dilution provisions. The mark-to-market process resulted in a gain of $199 during the nine months ended September 30, 2021, compared to a gain of $248 during the nine months ended September 30, 2020. All short-term notes and their related derivative warrants have been terminated as of September 30, 2021.

Income Tax

The Company recorded no income tax benefit (expense) in the nine months ended September 30, 2021 and 2020. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at September 30, 2021. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense on its income before income taxes during the nine months ended September 30, 2021 and 2020.

Net Income (Loss)

The Company reported a net loss of $1,147,228 for the nine months ended September 30, 2021, compared to net income of $5,812,659 for the same period in 2020. This represents a deterioration of $6,959,887 in 2021 compared to 2020.

Convertible Preferred Stock Dividends

The Company recorded $117,936 and $-0- in convertible preferred stock dividends in the nine months ended September 30, 2021 and 2020, respectively. On March 26, 2021 the Company issued and classified its Series A Convertible Preferred Stock as equity securities in the condensed balance sheet. Such Convertible Preferred Stock bears a cumulative dividend at a 10% rate based on its stated/liquidation value. There were no outstanding Series A Convertible Preferred Stock during the nine months ended September 30, 2020.

Net Income (Loss) Applicable to Common Stockholders

The Series A Convertible Preferred Stock issued on March 26, 2021 has a preference over Common Stock and therefore such accrued Convertible Preferred Stock dividend amounts have been deducted from net income (loss) to report net income (loss) applicable to common stockholders of $(1,265,164) and $5,812,659 for the nine months ended September 30, 2021 and 2020, respectively.

Basic and Diluted Net Income (Loss) Attributable to Common Stockholders per Share

Basic net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents included in the diluted net income (loss) attributable to common stockholders per share computation represent shares of common stock issuable upon the assumed conversion of Convertible Promissory Notes, Convertible Preferred Stock and the assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses attributable to common stockholders are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of common stock equivalents would have an anti-dilutive effect. In addition, in periods in which there is net income attributable to common stockholders and the effect of including common stock equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the common stock equivalents are higher than the average closing market price per share) such anti-dilutive common stock equivalents would also be excluded from the calculation of basic and diluted weighted average shares outstanding.

The Company incurred a net loss attributable to common stockholders during the nine months ended September 30, 2021, therefore all Common Stock equivalents were considered anti-dilutive and excluded from diluted net income (loss) attributable to common stockholders per share computations. The basic and diluted net income (loss) attributable to common stockholders per share were $(0.07) for the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, the shares of Common Stock issuable upon conversion of the August Note were considered Common Stock equivalents and therefore the dilutive effect of such issuance was included in the computation of diluted income (loss) per share. All shares of Common Stock issuable upon conversion of convertible debt (other than the August Note) and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share for the three months ended September 30, 2020. The basic and diluted net income (loss) attributable to common stockholders per share were $0.44 and $0.43 for the nine months ended September 30, 2020, respectively.

Potential equivalent shares of common stock as of September 30, 2021 totaled 22,062,614 shares of Common Stock, which included 257,330 shares of Common Stock underlying the Convertible Promissory Notes, 7,117,500 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 12,670,784 shares of Common Stock underlying outstanding warrants and 2,017,000 shares of Common Stock underlying outstanding stock options.

Liquidity and Capital Resources; Going Concern–

We have had a history of losses and have generated little or no operating revenues for a number of years, as we concentrated on the development of our Nicaraguan Concessions, which was a long-term, high-risk/reward exploration project in an otherwise unproven part of the world. We abandoned the Concessions in early 2020 due to the challenging economic and political issues in Nicaragua and the oil and gas industry in general. We have been assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, we completed the purchase of the Properties on April 1, 2021 and have commenced certain rework to the existing producing wells and intend to perform workovers and other develop activities on the Properties for the remainder of 2021. We plan to evaluate the Properties for additional reserves of noble gases which may change our development plans should we determine that reserves of noble gases exist on the Properties at commercial quantities. The planned development of the Properties will require us to raise additional capital to accomplish our operating plan, which cannot be assured. Historically, we financed our operations through the issuance of equity and various short and long-term debt financing that contained some level of detachable warrants to provide the holders with a level of equity participation.

Capital Expenditures

On July 31, 2019, we acquired the option from Core to purchase the production and mineral rights/leasehold for the Properties. We paid a non-refundable deposit of $50,000 to bind the option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019. On September 2, 2020, the Company acquired a new option from Core under similar terms as the previous option. the newly acquired option, however, permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed the Asset Purchase Agreement which extended the new option to January 11, 2021, which has expired.

We, Core, and Seller entered into the Side Letter on September 2, 2020 and a second Side Letter on March 31, 2021, pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased pursuant to the Asset Purchase Agreement to April 1, 2021. Pursuant to the Side Letter, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through the April 1, 2021 closing date.

On April 1, 2021 we completed the Property Acquisition, under the same terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of Convertible Preferred Stock with detachable common stock purchase warrants. The funds raised pursuant to the Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021 and to retire all outstanding Convertible Notes Payable.

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

We commenced rework of the existing production wells immediately after completion of the Property Acquisition and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil & gas reserves on the Properties while continuing the evaluation of the existence of new oil & gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties enumerated above, as well as to satisfy our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties.

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

The Company has made substantial progress in resolving many of its existing financial obligations during the nine months ended September 30, 2021. In that regard, on March 31, 2021, the Company and six creditors entered into Debt Settlement Agreements which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. On April 1, 2021, the Company and the holders of two notes payable that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $123,830 as of April 1, 2021. The Company has made substantial progress in resolving its financial obligations: however, there is in excess of $1.9 million remaining that are in default and that the Company is attempting to obtain extensions of the maturity dates and/or compromises regarding payment of its obligations.

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

Cash and cash equivalents balances-

As of September 30, 2021, we had cash and cash equivalents with an aggregate balance of $10,162, a decrease from a balance of $11,042 at December 31, 2020. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $880 net decrease in cash during the nine months ended September 30, 2021:

●	Operating activities:	$558,494 of net cash used in operating activities. Net cash used in operating activities was $558,494 and $134,425 for the nine months ended September 30, 2021 and 2020, respectively, a deterioration of $424,069. The deterioration was primarily the result of our operating results for the nine months ended September 30, 2021 compared to 2020. The Company reported net income (loss) of $(1,147,228) for the nine months ended September 30, 2021 compared to $5,812,659 for the nine months ended September 30, 2020. We acquired the Properties in 2021 and have expended substantial amounts during 2021 on well workovers and exploration/evaluation of potential noble gas reserves on our Properties.

●	Investing activities:	$900,000 of net cash used in investing activities. Cash used in investing activities was $900,000 for the nine months ended September 30, 2021 compared to (cash used in) provided by investing activities of $-0- for the nine months ended September 30, 2020. We completed the acquisition of the Properties during 2021.

●	Financing activities:	$1,457,614 of net cash provided by financing activities. Cash provided by financing activities for the nine months ended September 30, 2021 was $1,457,614 compared to cash provided by financing activities of $205,875 for the nine months ended September 30, 2020. The Company raised $1,929,089 through the issuance of convertible preferred stock, raised $100,000 through the issuance of convertible promissory notes, repaid $453,539 of convertible notes payable and paid dividends of $117,936 during 2021.

The net result of these activities was a decrease in cash of $880 to $10,162 for the nine months ended September 30, 2021.

Commitments:

Capital Expenditures. We had no material commitments for capital expenditures at September 30, 2021.

Repayment of Debt. Debt obligations is comprised of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Notes payable:
3% Convertible promissory notes payable	$28,665	$—
8% Convertible promissory notes payable	48,193	—
Convertible note payable, (less discount of $-0- and $231,606 as of September 30, 2021 and December 31, 2020, respectively)	—	133,563
Note payable	—	50,000
Note payable	—	35,000

Total notes payable	76,858	218,563
Less: Long-term portion	76,858	—
Notes payable, short-term	$—	$218,563

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2021 (October 1, 2021 through December 31, 2021)	$—
2022	48,193
2023	—
2024	—
2025	—
2026	28,665
Total	$76,858

Open Litigation.

The Company is subject to various claims and legal actions in which vendors are claiming breach of contract due to the Company’s failure to pay amounts due. The Company believes that it has made adequate provision for these claims in the accompanying financial statements.

The Company is currently involved in litigation as follows:

●	In October 2012 the State of Texas filed a lawsuit naming Infinity Texas, the Company and the corporate officers of Infinity Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company engaged in negotiations with the State of Texas in late 2012 and early 2013 and reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other wells in Texas, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers have potential liability regarding the above matter, who are held personally harmless by indemnification provisions of the Company. Therefore, to the extent liabilities might actually occur, these are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 wells operated by Infinity Texas. Theses related liabilities, less the payment made to the State of Texas in 2012 in the amount of $45,103, are included in the asset retirement obligation on the accompanying balance sheets.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with the Company, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by a letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of September 30, 2021 and December 31, 2020, which management believes is sufficient to provide for the ultimate resolution of this dispute.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of September 30, 2021, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which American Noble Gas, Inc. (the “AMNG”, “Company”, “we”, “us” or “our”) are involved is set forth in Note 11 of the Notes to the Unaudited Condensed Financial Statements, entitled “Commitments and Contingencies – Litigation”, which is included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and such information is incorporated by reference into this Item 1.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2021, the Company entered into an agreement with an accredited investor (the “8% Note Investor”) for the Company’s senior unsecured convertible note due October 29, 2022 (the “8% Note”), with an aggregate principal face amount of $100,000. The 8% Note is, subject to certain conditions, convertible into an aggregate of 200,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued a five and one half - year common stock purchase warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “8% Note Warrant”), which is immediately exercisable. The 8% Note Investor purchased the 8% Note and 8% Note Warrant from the Company for an aggregate purchase price of $100,000. The Company also granted the 8% Note Investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the 8% Note Warrant and the conversion of the 8% Note unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date.

The 8% Note bears interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 120% of the principal amount of the 8% Note and any accrued and unpaid interest. Fifty percent (50%) of the 8% Note shall be mandatorily repaid in cash in an amount equal to 120% of the principal amount of the 8% Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 and one-hundred percent (100%) of the 8% Note plus accrued interest shall be mandatorily repaid in an amount equal to 120% of outstanding principal and interest in cases in which the Company receives gross proceeds of at least $3,000,000. In addition, pursuant to the 8% Note, so long as the 8% Note remained outstanding, the Company could not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than $0.50 cents per share without written consent of the 8% Note Investor.

The conversion of the 8% Note and the exercise of the 8% Note Warrant are each subject to beneficial ownership limitations such that the 8% Note Investor may not convert the 8% Note or exercise the 8% Note Warrant to the extent that such conversion or exercise would result in the 8% Note Investor being the beneficial owner in excess of 4.99% (or, upon election of the August Investor, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The 8% Note and the 8% Note Warrant to purchase common shares were issued to the creditor pursuant to Section 4(a)(2) of the Securities Act of 1933 because the creditor represented that it had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. Furthermore, the creditor made representations that the securities issued to extinguish the obligations were taken for investment purposes and not with a view to resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(c) Exhibits.

Exhibit 4.1	Form of Common Stock Purchase Warrant, dated October 29, 2021. (Filed herewith.)

Exhibit 4.2	Form of Senior Unsecured Convertible Promissory Note, due October 29, 2022. (Filed herewith.)

Exhibit 10.1	Form of Securities Purchase Agreement, dated as of October 29, 2021, by and between the Company and the Investor. (Filed herewith.)

Exhibit 10.2	Form of Registration Rights Side Letter, dated as of October 29, 2021. (Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Noble Gas, Inc.

By:	/s/ Stanton E. Ross	Dated: November 12, 2021
Stanton E. Ross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel F. Hutchins	Dated: November 12, 2021
Daniel F. Hutchins
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ John Loeffelbein	Dated: November 12, 2021
John Loeffelbein
Chief Operating Officer

