Form 10-K
period 2021-12-31
AMERICAN NOBLE GAS, INC.
filed 2022-04-06
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-17204

AMERICAN NOBLE GAS INC

(Exact name of registrant as specified in its charter)

Nevada	87-3574612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15612 College Blvd, Lenexa, KS 66219

(Address of principal executive offices) (Zip Code)

(913) 948-9512

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
—	—	—

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001	IFNY	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large-accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the Registrant’s common equity held by non-affiliates, computed by reference to the closing price on June 30, 2021 ($0.24 per share) was $1,686,535.

The number of shares of our common stock issued and outstanding as of April 4, 2022 was 19,262,015.

Documents incorporated by reference:

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words. In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included in this report.

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

As used in this Annual Report on Form 10-K, “AMGAS,” the “Company,” “we,” “us” and “our” refer collectively to American Noble Gas Inc (f/k/a Infinity Energy Resources, Inc.), its predecessors and subsidiaries or one or more of them as the context may require.

Part I

Item 1. Business.

DESCRIPTION OF BUSINESS

The financial statements contained in this Annual Report on Form 10-K as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2021.

COVID–19 Pandemic

Since early 2020, economies throughout the world have been and continue to be disrupted by the continuing effects of the COVID-19 pandemic, which may limit access to our management, support staff and professional advisors. In addition, the capital markets have experienced disruptions and our efforts to raise necessary capital may be adversely impacted by the continuing effects of the COVID-19 pandemic. We cannot forecast with any certainty when the disruptions caused by the COVID-19 pandemic will cease to impact our business and the results of our operations. In reading this Annual Report on Form 10-K, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the COVID-19 pandemic. These factors may not only impact our operations, financial condition and our ability to raise capital to support our operations but our overall ability to react timely to mitigate the impact of this event. Furthermore, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission (the “SEC”).

Overview

Historically, the Company has been an oil and natural gas exploration, development and production company, which was primarily in the business of drilling and operating oil and gas wells. From 2009 to 2020, the Company had pursued the exploration of potential oil and gas resources in the United States and in the Perlas and Tyra concession blocks in offshore Nicaragua in the Caribbean Sea (the “Concessions”), which contain a total of approximately 1.4 million acres. In January 2020, the Company decided to cease its activities, exploration and production in the Concessions.

Recently, the Company has changed its focus to include the exploration and development of noble gas and rare earth minerals. Noble gases and rare earth minerals are generally present in either the natural gas or brine water produced by conventional oil and gas wells. Therefore, we are now focusing on exploration and development of areas that may contain noble gas and rare earth mineral reserves in addition to exploration and development of traditional oil and gas.

The Company is assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of natural gas and oil properties in the United States that may include noble gases and rare earth minerals, including the possibility of acquiring businesses or assets that provide support services for the production of oil, gas, noble gas and rare earth minerals in the United States.

Acquisition of Kansas Oil and Gas Properties

On April 1, 2021, we completed the acquisition of the production and mineral rights/leasehold for oil and gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). In addition to the Properties, the assets purchased included existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce oil from the Reagan Sand zone (a Cambrian age formation producing heavy oil) at an approximate depth of 3,600 feet.

We have commenced with certain rework to the existing production wells subsequent to the acquisition of the Properties and intend to continue doing so during 2022. We plan to develop the Properties’ existing oil and gas reserves, including the exploration for the existence of new oil and gas zones and other mineral reserves, in particular the Noble gases, that the Properties may hold.

Farmout Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field

On April 4, 2022, the Company acquired a 40% interest in a joint venture (the “AMGAS JV”) that has a farmout agreement (the “Farmout Agreement”) with Scout Energy Management, LLC (“Scout”) with regards to the oil and gas interests of Scout in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Farmout Agreement covers drilling and completion of up to 50 wells, with the first exploratory well scheduled to begin in April 2022. The AMGAS JV will utilize Scout’s existing infrastructure assets, including water disposal, gas gathering and helium processing. In addition, the Farmout Agreement provides the AMGAS JV with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, located in Grant County, Kansas, which will enable the AMGAS JV to market and sell the helium produced at prevailing market prices.

The AMGAS JV also acquired the right to all brine minerals, subject to a ten percent (10%) royalty to Scout, across Finney and Haskell Counties. Brine minerals are harvested from the formation water produced from active, and to be drilled, oil and gas wells and may include a variety of dissolved minerals, including bromine and iodine. The AMGAS JV plans to target brine minerals with commercial quantities of bromine and iodine. The AMGAS JV is currently developing proprietary technology to recover brine minerals, particularly with respect to bromine, which is well underway and has demonstrated recovery efficiency and is expected to be available for use in existing and future development wells. The Farmout Agreement covers drilling and completion of up to 50 wells, with the first exploratory well scheduled to be spudded in April 2022. The AMGAS JV will utilize Scout’s existing infrastructure assets including water disposal, gas gathering and helium processing as part of the Farmout Agreement. The Farmout Agreement provides our JV with rights to take in-kind, and market its share of helium at the tailgate of Jayhawk Gas Plant. AMGAS JV will be able to market and sell the helium produced at prevailing market prices by taking its helium in-kind.

Nicaraguan Concessions

We began pursuing an oil and gas exploration opportunity in offshore Nicaragua in the Caribbean Sea in 1999. Since then, we have built relationships with the Instituto Nicaraguense de Energia (“INE”) and undertook the geological and geophysical research that helped us to become one of only six companies qualified to bid on offshore blocks in the first international bidding round held by INE in January 2003.

On March 5, 2009, we acquired the Concessions. After the acquisition of the Concessions, we conducted an environmental study and developed geological information from the reprocessing and additional evaluation of existing 2-D seismic data of the Concessions. In April 2013, the Nicaraguan government formally approved our environmental impact assessment, at which time we had commenced significant activity under an initial work plan involving the acquisition of new seismic data on the Concessions. We undertook seismic shoots during late 2013 that resulted in the acquisition of new 2-D and 3-D seismic data and had reviewed it to select initial drilling sites for exploratory wells.

We were in default of various provisions of the Concessions agreements for several years and the Nicaraguan government subsequently terminated the Concessions agreements. We had been seeking a resolution of these defaults, including the ability to renew and/or renegotiate the terms of the Concessions contracts, with the Nicaraguan government to permit us to cure such defaults. However, the Nicaraguan political climate and domestic issues, as well other factors, caused the Company to abandon such efforts and the Concessions in 2020. As a result, as of the date of this Annual Report on Form 10-K, the Concessions agreements are no longer in effect and the Company has abandoned all of its efforts to renew and/or renegotiate the terms of the Concessions agreements with the Nicaraguan government to cure such defaults.

Recent Developments

Name change

At the Annual Meeting of Stockholders held on October 13, 2021, the stockholders approved an amendment to the Company’s Certificate of Incorporation, changing the Company’s name to American Noble Gas, Inc.

Stockholder Written Consent Amendment

At the Annual Meeting of Stockholders held on October 13, 2021, the stockholders approved an amendment to the Company’s Certificate of Incorporation, removing the provision providing that any action taken by the stockholders by written consent in lieu of a meeting requires that all of the Company’s stockholders entitled to vote on such action consent in writing thereto.

Securities Authorized for Issuance under Equity Compensation Plans

At the Annual Meeting of Stockholders held on October 13, 2021, the stockholders approved the American Noble Gas, Inc. 2021 Stock Option and Restricted Stock Plan (the “2021 Plan”) and we reserved 5,000,000 shares of Common Stock for issuance under the 2021 Plan.

Reincorporation in Nevada

On December 7, 2021, pursuant to an agreement and plan of merger (the “Agreement and Plan of Merger”), American Noble Gas, Inc., a Delaware corporation (the “Predecessor”), merged with and into its wholly owned subsidiary, American Noble Gas Inc, a Nevada corporation (“AMGAS-Nevada” and/or the “Company”) with AMGAS-Nevada continuing as the surviving corporation. In conjunction with the merger, AMGAS-Nevada succeeded to the assets, continued the business and assumed the rights and obligations of the Predecessor existing immediately prior to the merger. The merger was consummated by the filing of a Certificate of Merger on December 7, 2021 with the Secretary of State of the State of Delaware and Articles of Merger with the Secretary of State of the State of Nevada. The Agreement and Plan of Merger and transactions contemplated thereby were adopted by the holders of a majority of the outstanding shares of the Predecessor’s common stock, par value $0.0001 per share (“Common Stock”), and/or Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Convertible Preferred Stock”), on an as-converted common stock basis, by written consent in lieu of a special meeting of stockholders, in accordance with the Delaware General Corporation Law.

Pursuant to the Agreement and Plan of Merger, (i) each outstanding share of the Predecessor’s common stock automatically converted into one share of common stock, par value $0.0001 per share, of AMGAS-Nevada, (ii) each outstanding share of the Predecessor’s Series A Convertible Preferred Stock automatically converted into one share of Series A Convertible Preferred Stock, par value $0.0001 per share, of AMGAS-Nevada, and (iii) each outstanding option, right or warrant to acquire shares of the Predecessor common stock converted into an option, right or warrant to acquire an equal number of shares of AMGAS-Nevada common stock under the same terms and conditions as the original options, rights or warrants.

Similar to the shares of common stock of the Predecessor prior to the merger, the shares of AMGAS-Nevada common stock are quoted on the OTCQB tier operated by the OTC Markets Group Inc. under the symbol “IFNY”. In accordance with the Agreement and Plan of Merger, each outstanding certificate previously representing shares of the Predecessor’s common stock or Series A Preferred Stock automatically represents, without any action of the Predecessor’s stockholders, the same number of shares of AMGAS-Nevada common stock or Series A Preferred Stock, as applicable.

Pursuant to the Agreement and Plan of Merger, the directors and officers of the Predecessor immediately prior to the merger became the directors and officers of AMGAS-Nevada and continued their respective directorship or services with the Company on the same terms as their respective directorship or services with the Predecessor immediately prior to the merger.

As a result of the merger, the internal affairs of the Company ceased to be subject to the Delaware General Corporation Law or governed by the Predecessor’s Certificate of Incorporation and bylaws. As of the December 7, 2021, effective date of the merger, the Company is now subject to the Nevada Revised Statutes and is governed by the Company’s articles of incorporation (the “Articles of Incorporation”).

All references to the Company in this Annual Report on Form 10-K refer to the Predecessor prior to the merger, and AMGAS-Nevada subsequent to the merger.

Common Stock

At the Annual Meeting of Stockholders held on October 13, 2021, the stockholders approved an amendment to the Company’s Certificate of Incorporation, increasing the Company’s authorized shares of Common Stock, from 75,000,000 shares to 500,000,000 shares.

Issuance of Series A Convertible Preferred Stock

On March 16, 2021, the Company approved and filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (“COD”). The COD provides for the issuance of up to 27,778 shares of Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share. Pursuant to the provisions of the COD, the Series A Convertible Preferred Stock is convertible, at the option of the holders thereof, at any time, subject to certain beneficial ownership limitations, into shares of Common Stock determined on a per share basis by dividing the $100 stated/liquidation value of such share of the Series A Convertible Preferred Stock by the $0.32 per share conversion price, which conversion price is subject to certain adjustments. In addition, the COD provides for the payment of 10% per annum cumulative dividends, in (i) cash, or (ii) shares of Common Stock, to the holders of the Series A Convertible Preferred Stock based on the stated/liquidation value, until the earlier of (i) the date on which the shares of Series A Convertible Preferred Stock are converted to common stock or (ii) date the Company’s obligations under the COD have been satisfied in full. The shares of Series A Convertible Preferred Stock also (i) vote on an as-converted to Common Stock basis, subject to certain beneficial ownership limitations, (ii) are subject to mandatory conversion into Common Stock upon the closing of any equity financing transaction consummated after the original issue date, pursuant to which the Company raises gross proceeds of not less than $5,000,000, (iii) rank senior to the Common Stock and any class or series of capital stock created after the Series A Convertible Preferred Stock and (iv) have a special preference upon the liquidation of the Company.

On March 26, 2021, the Company entered into a Securities Purchase Agreement with five (5) accredited investors providing for an aggregate investment of $2,050,000 by the investors for the issuance by the Company to them of (i) 22,776 shares of Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share; and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 5,256,410 shares of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments thereunder. The Series A Convertible Preferred Stock is convertible into an aggregate of up to 7,117,500 shares of Common Stock. Holders of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the warrant shares within six (6) months following the Closing Date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrants. Net proceeds from the issuance of Series A Convertible Preferred Stock totaled $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company used the proceeds of the Series A Convertible Preferred Stock offering to complete the acquisition and development of the Properties, to pay-off the 8% convertible note payable issued in August 2020 and for general working capital purposes. On July 21, 2021, the Company filed a registration statement on Form S-1 to register the shares of Common Stock upon conversion of the Series A Convertible Preferred Stock and the shares of Common Stock underlying such warrants.

The holders of the Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its Series A Convertible Preferred Stock and/or exercise its common stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

8% Convertible Note Issuances

On August 30, 2021 and October 29, 2021, the Company entered into two Securities Purchase Agreements with one and three, respectively, accredited investors for the Company’s Senior Unsecured Convertible Promissory Notes due October 29, 2022 (the “8% Notes”), with an aggregate principal face amount of approximately $650,000. The 8% Notes are, subject to certain conditions, convertible into an aggregate of 1,300,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued five and one half-year Common Stock purchase warrants to purchase up to 1,850,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments which are immediately exercisable. The investors purchased the 8% Notes and the warrants from the Company for an aggregate purchase price of $650,000 and the proceeds were used for general working capital purposes. The 8% Notes bear interest at a rate of 8% per annum. A discount was recorded for the estimated fair value of the detachable warrants issued, which will be amortized to interest expense over the term of the 8% Notes using the interest method.

Debt Settlement Agreements and Issuance of 3% Convertible Promissory Notes Payable

On March 31, 2021, the Company entered into debt settlement agreements (the “Debt Settlement Agreements”) with six creditors (five of which were related parties), which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes (the “3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allow for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026 (“3% Notes Maturity Date”). The 3% Notes are convertible as to principal and any accrued interest, at the option of the holder, into shares of the Company’s Common Stock at any time after the issue date and prior to the close of business on the business day preceding the 3% Notes Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustment.

An aggregate of $2,577,727 of the total accounts payable and accrued liabilities that were extinguished were with the five related parties. Such related parties were issued $25,777 principal balance of the 3% Notes and warrants to purchase 5,155,454 shares of Common Stock in exchange for the extinguishment of their respective debt obligations.

Issuance of Shares of Common Stock in April 2021

On April 1, 2021, the Company and the holder of a $50,000 outstanding convertible note entered into a settlement agreement, pursuant to which the Company issued to such holder 145,000 shares of Common Stock in consideration for the extinguishment of the outstanding principal and accrued interest on such note and the cancellation of common stock purchase warrants of the Company issued in connection with the issuance of such note. The 145,000 shares of Common Stock issued to such holder pursuant to such settlement agreement were valued at $40,600, based on the closing market price of the Common Stock on the date of such extinguishment and cancellation.

Also on April 1, 2021, the Company and the holder of a $35,000 outstanding convertible note entered into a settlement agreement pursuant to which the Company issued to such holder 100,000 shares of Common stock in consideration for the extinguishment of the outstanding principal and accrued interest on such note and the cancellation of common stock purchase warrants of the Company issued in connection with the issuance of such note. The 100,000 shares of Common Stock issued to such holder pursuant to such settlement agreement were valued at $28,000, based on the closing market price of the Common Stock on the date of such extinguishment and cancellation.

Additional Compensation Paid to Company’s President, Chief Executive Officer and Chairman

On April 1, 2021, the Company’s board of directors (the “Board”) authorized the cash payment of $30,000 to Stanton E. Ross, the Company’s President, Chief Executive Officer and Chairman of the Board, in consideration for the time Mr. Ross devoted to assisting the acquisition of the Properties and its drilling program.

Additional Stock Option Grants to Company’s Board of Directors and Officers

On June 4, 2021, the Board authorized the grant of stock options to purchase up to (i) 500,000 shares of Common Stock to Mr. Ross, (ii) 100,000 shares of Common Stock to Leroy C. Richie, a member of the Board, (iii) 100,000 shares of Common Stock to Daniel F. Hutchins, the Company’s Chief Financial Officer, Treasurer, Corporate Secretary and member of the Board, (iv) 350,000 shares of Common Stock to John L. Loeffelbein, the Company’s Chief Operating Officer and (v) a total of 750,000 shares of Common Stock to three Company consultants. All such stock options were granted outside the Company’s 2015 Stock Option and Restricted Stock Plan, vest on June 4, 2022, contingent upon the holder of such options continuing to serve the Company on such date, have 10-year terms and are exercisable at $0.50 per share. Such individuals were granted such stock options in consideration for the time and efforts such individuals devoted to assisting the acquisition of the Properties and its drilling program.

Acquisition of Kansas Oil and Gas Properties

On July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold of the Properties. We paid a non-refundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019, which right was not exercised. On September 2, 2020, the Company acquired a new option from Core under similar terms as the previous Option, which permitted the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020, the parties executed an asset purchase and sale agreement (the “Asset Purchase Agreement”) which extended the new option to January 11, 2021.

We and Core, as well as all of the members of Core, Mandalay LLC and Coal Creek Energy, LLC (entered into a side letter agreement on September 2, 2020 and a second side letter on March 31, 2021 (collectively, the “Side Letters”), pursuant to which we and Core agreed to set the closing date of the acquisition of the Properties under the Asset Purchase Agreement, to April 1, 2021. Pursuant to the Side Letters, the Company is responsible for reimbursing Core, Mandalay LLC and Coal Creek Energy, LLC for certain prorated revenues and expenses from January 1, 2021 through April 1, 2021.

On April 1, 2021, we completed the acquisition of the Properties, under the same terms of the Asset Purchase Agreement. The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

Following the acquisition, we commenced rework of the existing production wells of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties existing oil and gas reserves while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

Farmout Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field

On April 4, 2022, the Company acquired a 40% interest in the AMGAS JV that holds the Farmout Agreement with Scout with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas.

The Farmout Agreement covers drilling and completion of up to 50 wells. The AMGAS JV will utilize Scout’s existing infrastructure assets, including water disposal, gas gathering and helium processing. In addition, the Farmout Agreement provides the AMGAS JV with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, located in Grant County, Kansas, which will enable the AMGAS JV to market and sell the helium produced at prevailing market prices.

The AMGAS JV also acquired the right to all brine minerals subject to a ten percent (10%) royalty to Scout, across Finney and Haskell Counties. Brine minerals are harvested from the formation water produced from active, and to be drilled, oil and gas wells and may include a variety of dissolved minerals including bromine and iodine. The AMGAS JV plans to target brine minerals with commercial quantities of bromine and iodine. AMGAS, pursuant to the terms of the USNG Letter Agreement (as defined below), is currently developing proprietary technology to recover brine minerals, particularly with respect to bromine, which is well underway and has demonstrated recovery efficiency and is expected to be available for use in existing and future development wells.

The first exploratory well is scheduled to commence in April 2022 near Garden City, Kansas with a goal to evaluate the first of two separate silty shale members of the Chase group of formations – the Gage Shale and the Holmesville Shale. These two shale members have not previously been targeted for exploration by historical operations in the field.

The exploration and development activities will be directed and coordinated under the terms of the USNG Letter Agreement (as defined below) entered in November 2021 with input from the Board of Advisors (as defined below).

USNG Letter Agreement

On November 9, 2021, the Company entered into a letter agreement (the “USNG Letter Agreement”) with U.S. Noble Gas, LLC (“USNG”), pursuant to which USNG would provide consulting services to the Company for exploration, testing, refining, production, marketing and distribution of various potential reserves of noble gases and rare earth element/minerals on the Properties. The USNG Letter Agreement would cover all of the noble gas, specifically helium, and rare earth elements/minerals potentially existing on the Properties and the future acquisitions of the Company, if any, including the Hugoton Gas Field.

The USNG Letter Agreement also provided that USNG would supply a large vessel designed for flows up to 5,000 barrels of water per day at low pressures, known as a gas extraction/separator unit. The gas extraction/separator unit is a dewatering vessel that the Company may use for multiple wells in the future.

The USNG Letter Agreement required the Company to establish a four-member board of advisors (the “Board of Advisors”) comprised of various experts in noble gas and rare earth elements/minerals. The Board of Advisors will help attract both industry partners and financial partners for developing a large helium, noble gas and/or rare earth element/mineral resources that may exist in the region where the Company currently operates. The industry partners would include helium, noble gas and/or rare earth element/mineral purchasers and exploration and development companies from the energy industry. The financial partners may include large family offices or small institutions.

The Company is required to pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision as of December 31, 2021.

[The USNG Letter Agreement has an initial term of 5 years, which shall thereafter continue for successive one-year periods, provided that there is no uncured breach, unless otherwise terminated by either party upon a written notice of intent to non-renew.]

In consideration for the consulting services to be rendered and pursuant to the terms of the USNG Letter Agreement, the Company issued warrants to purchase, in the aggregate, 2,060,000 shares of Common Stock, at an exercise price of $0.50 to three of USNG’s principal consultants and four third-party service providers. The Company also issued warrants to purchase, in the aggregate, 1,200,000 shares of Common Stock at $0.50 per share exercise price to three members of the Board of Advisors. The Company granted a total of 3,260,000 warrants to purchase its Common Stock with an exercise price of $0.50 per share in connection with the USNG Letter Agreement and the arrangements described therein. The warrants expire five years after the date of the USNG Letter Agreement.

Letter of Engagement

On April 1, 2022, the Company engaged Univest Securities, LLC (“Univest”) to act as the exclusive financial advisor, and the lead underwriter in a public offering (the “Offering”), of the Company. The size of the Offering is expected to be between $10,000,000 to $15,000,000, priced at a per share in order to up-list the Company onto the Nasdaq market (the “Public Offering Price”) upon closing of the Offering. The price will be determined by mutual agreement of the Company and Univest and will be determined at the signing of the final underwriting agreement (the “Underwriting Agreement”), which will based on, among other things, market conditions at the time of the Offering.

Pursuant to the Underwriting Agreement, Univest will act as principal, or the representative of a number of broker-dealers, that will offer the securities in a public offering. The letter of engagement between the Company and Univest (the “Letter of Engagement”) anticipates that Univest will receive a gross discount equal to eight percent (8%) of the Public Offering Price on each share of the securities being offered. Univest has agreed to negotiate in good faith with other underwriters who, acting severally, could contract to act as an underwriter in connection with the sale of the securities being offered. Univest will also have the right to re-offer all or any part of the securities being offered to other broker-dealers. Univest will be entitled to warrants to purchase common stock representing five percent (5%) of the amount of securities sold in the Offering with an exercise price determined to be 110% of the Public Offering Price.

The Company also agreed to reimburse Univest, at and out of the proceeds of the Offering closings, for all of its reasonable, out-of-pocket expenses (including, but not limited to, travel, due diligence expenses, reasonable fees and expenses of its legal counsel, roadshow and background check on the Company’s principals) in connection with the performance of its services thereunder not to exceed an aggregate of $150,000. In addition, at the closing of the Offering, the Company agreed to reimburse Univest one percent (1%) of the actual amount of the Offering as nonaccountable expense of the offering.

The term of the Letter of Engagement expires upon the earlier to occur of (i) six (6) months from the date of execution or (ii) the mutual written agreement of the Company and Univest.

Quotation of Common Stock on OTCQB

Effective July 13, 2021, the Company’s Common Stock was approved for quotation on the OTCQB® Venture Market under the symbol “IFNY.”

Principal Executive Offices

Our principal executive offices are located at 15612 College Boulevard, Lenexa, Kansas 66215. Our telephone number is (913) 948-9512. Our website is https://www.ifnyoil.com/. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Business Strategy

Our 2021 and 2020 operating objectives have been focused on the resolution of outstanding and older obligations, some of which were in default, and the acquisition of mineral rights to properties primarily in Kansas that may hold commercial reserves of oil, gas, noble gas and rare earth minerals.

Resolution of outstanding and older obligations

The Company has spent considerable time and resources negotiating and settling older outstanding obligations during 2020 and 2021. During the years ended December 31, 2021 and 2020, the Company recorded gains on the extinguishment of liabilities through negotiation of settlements with certain creditors and through the operation of law as follows:

	Year ended December 31,
	2021	2020
Gain (loss) on Exchange and Extinguishment of Liabilities:
Gain on exchange and extinguishment of liabilities	$124,177	$—
Gain from settlement of litigation	23,000	—
Loss from retirement of convertible note payable	(115,805)	—
Extinguishment of trade payables	—	4,840,136
Gain from exchange and extinguishment of notes payable	55,230	1,310,006

Total	$86,602	$6,150,142

Gain on exchange and extinguishment of liabilities - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties), which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of the 3% Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allow for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026, the 3% Notes Maturity Date. The 3% Notes are convertible as to principal and any accrued interest, at the option of holder, into shares of the company’s Common Stock at any time after the issue date and prior to the close of business on the business day preceding the 3% Notes Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustment.

The warrants to purchase 5,732,994 shares of Common Stock issued pursuant to the Debt Settlement Agreements were valued at $1,605,178 using the Black-Scholes methodology.

An aggregate of $2,577,727 of the total accounts payable and accrued liabilities that were extinguished were with the five related parties. Such related parties were issued $25,777 principal balance of the 3% Notes and warrants to purchase 5,155,454 shares of Common Stock in exchange for the extinguishment of their respective debt obligations. The Company recognized a gain on extinguishment of liabilities for the portion of the extinguishment with non-related parties. Furthermore, it recognized the portion of the gain on extinguishment of liabilities with related parties as a contribution of capital.

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

Gain on extinguishment of trade payables - The Company incurred trade payable obligations totaling $4,840,136 during 2013, which were extinguished in 2020 pursuant to the relevant statute of limitations.

Acquisition of mineral rights to properties

Acquisition of Kansas Oil and Gas Properties - On April 1, 2021, we completed the acquisition of the Properties in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres, subject to overriding royalties to third parties. The acquisition price aggregated $900,000 in cash and included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

We have commenced with certain rework to the existing production wells subsequent to the acquisition and have performed testing and evaluation of the existence of noble gas reserves on the Properties, including helium, argon and other rare earth minerals/gases. Testing for noble gas reserves has provided encouraging but not conclusive results, and we have yet to determine the possibility of commercializing the noble gas reserves on the Properties. We plan to assess existing oil and gas reserves while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves, specifically the noble gas reserves, that the Properties may hold.

Hugoton Gas Field Farmout Agreement - On April 4, 2022, the Company acquired a 40% interest in the AMGAS JV that holds a Farmout Agreement with Scout with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Farmout Agreement covers drilling and completion of up to 50 wells, with the first exploratory well scheduled to be spudded in April 2022. The AMGAS JV will utilize Scout’s existing infrastructure assets including water disposal, gas gathering and helium processing. The Farmout Agreement provides the JV with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, which will enable the AMGAS JV to market and sell the helium produced at prevailing market prices. The AMGAS JV also acquired the rights to all brine minerals subject to a ten percent (10%) royalty to Scout, across Finney and Haskell Counties.

Competition

We compete in virtually all facets of our businesses with numerous other companies in the oil and gas industry, including many that have significantly greater financial and other resources. Such competitors will be able to pay more for desirable oil and gas leases and to evaluate, bid for, and purchase a greater number of properties than our financial or personnel resources permit.

Our business strategy includes highly competitive oil and natural gas exploration, development and production and the exploration and development of noble gas and rare earth minerals. We face intense competition from a large number of independent exploration and development companies as well as major oil and gas companies in a number of areas, such as obtaining the capital necessary to pursue the development of our recently acquired Kansas Oil and Gas Properties and the Hugoton Gas Field. We may find it difficult to acquire the services, equipment, labor and materials necessary to explore, operate and develop those properties with the intense competition in our industry. Most of our competitors have financial and technological resources substantially exceeding those available to us. We cannot be sure that we will be successful in developing and operating profitably the Kansas Oil and Gas Properties and the Hugoton Gas Field in the face of this competition.

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

The following is a summary discussion of the framework of key environmental and land use regulations and requirements affecting oil and natural gas exploration, development, production and transportation operations and is qualified as mentioned above.

Environmental and Land Use Regulation

Various federal, state and local laws and regulations relating to the protection of the environment may affect our operations and costs. The areas affected include:

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

The environmental and land use laws and regulations affecting oil and natural gas operations have changed frequently in the past, and in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures to remain in compliance. Failure to comply with these requirements can result in civil and/or criminal fines and liability for non-compliance, clean-up costs and other environmental damages. It is also possible that unanticipated developments or changes in law could cause us to make environmental expenditures significantly greater than those we currently expect.

Operating Hazards and Insurance

The oil and natural gas business involves a variety of operating risks. Historically, we were unable to maintain insurance against such potential risks and losses. The Company has relevant liability insurance coverage on its Kansas Oil and Gas Properties which is maintained by the licensed operator of the lease.

In addition, pollution and environmental risks are not insured. If a significant accident or other event occurs that is not covered by insurance, it could adversely affect us.

Employees

We have three employees, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, whose compensations have primarily been in the form of restricted stock grants. Recurring cash salaries for our employees were suspended effective January 1, 2018. During 2021, our Chief Executive Officer was awarded a cash bonus of $30,000. We also use outside contractors to perform services.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

This section contains an explanation and detail of some of the relevant project groupings from our overall inventory of projects and prospects. Our sole focus in previous years has been the Concessions, located in the Caribbean Sea, offshore Nicaragua, which we have abandoned all of our efforts in 2020. In 2021 and 2020, we began implementing our strategy to acquire and develop oil producing properties in the continental United States. In that regard, we acquired oil and gas leases the Properties of approximately 11,000 acres located in central Kansas.

Kansas Properties

On April 1, 2021, we completed the acquisition of the production and mineral rights/leasehold for oil and gas properties, subject to overriding royalties to third parties, in the Properties, located in Central Kansas Uplift geological formation covering over 11,000 contiguous acres. The acquisition price aggregated $900,000 in cash and included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

We have commenced with certain rework to the existing production wells subsequent to the acquisition and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing for noble gas reserves has provided encouraging but not conclusive results, and we have yet to determine the possibility of commercializing the noble gas reserves on the Properties. We plan to assess the Properties existing oil and gas reserves while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves, specifically the noble gas reserves, that the Properties may hold.

Proved Reserves Reporting

The following tables summarize the net ownership interest in the proved oil and gas reserves and the standardized measure of discounted future net cash flows related to the proved oil and gas reserves of the Properties. The estimates were prepared by the Company based on the reserve reports prepared for the Company for the year ended December 31, 2021. The standardized measure presented here excludes income taxes as the tax basis for the Properties is not applicable due to the substantial net operating loss carryforwards available to the Company on a go-forward basis. The proved oil and gas reserve estimates and other components of the standardized measure were determined in accordance with the authoritative guidance of the Financial Accounting Standards Board and the SEC.

Proved Oil and Gas Reserve Quantities

Proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. The net proved oil and gas reserves and changes in net proved oil and gas reserves attributable to the Properties, all of which are located in the state of Kansas, are summarized below:

Crude Oil Barrels
Proved developed reserves:
At January 1, 2021	—
In-place proved developed reserves acquired	26,185
Extensions and discoveries	—
Revisions of previous estimates	—
Production	(3,123)

Proved developed reserves at end of year – December 31, 2021	23,062

Proved undeveloped reserves:
At January 1, 2021	—
In-place proved undeveloped reserves acquired	403,210
Extensions and discoveries	—
Revisions of previous estimates	—
Production	—

Proved undeveloped reserves at end of year – December 31, 2021	403,210

Proved developed and undeveloped reserves:
At January 1, 2021	—
In-place proved developed and undeveloped reserves acquired	429,395
Extensions and discoveries	—
Revisions of previous estimates	—
Other	—
Production	(3,123)

End of year – December 31, 2021	426,272

Standardized Measure

The standardized measure of discounted future net cash flows before income taxes related to the proved oil and gas reserves of the Properties is as follows:

December 31, 2021

Future cash inflows	$21,955,464
Future production costs	(2,698,409)
Future development costs	(4,450,000)

Future net cash flows	14,807,055
Less 10% annual discount to reflect timing of cash flows	(11,166,405)

Standard measure of discounted future net cash flows	$3,640,650

Requirements for oil and gas reserve estimation and disclosure require that reserve estimates and future cash flows be based on the average market prices for sales of oil and gas on the first calendar day of each month during the year. The average prices used for the year ended December 31, 2021 under these rules were $66.34 for crude oil.

Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. As mentioned above, the standardized measure presented here does not include the effects of income taxes as the tax basis for the Properties due to the substantial tax net operating loss carryforwards available to the Company which makes its use non-applicable on a go-forward basis. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair value of the Properties of the Company. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in oil and gas reserve estimates.

Production, Prices and Production Costs

We had no production during the year ended December 31, 2020. We began production in April 2021 following the acquisition of the Properties.

Significant Fields

Oil and natural gas production for fields containing more than 15% of the Company’s total proved reserves at each year end are presented in the table below. The Properties represents our only producing filed which produces primarily crude oil in the Otis Albert Field from the Reagan Sand Zone at a depth of 3,600 feet.

Production and Price History

The Company produced approximately 1,165 barrels of crude oil during 2021 from the Properties which had a total of 3 producing wells. We received an average price per barrel of crude oil sold of $67.84 per barrel for 2021.

Production wells

The following table sets forth the number of production wells in which the Company owned a working interest as of December 31, 2021. We utilize a third-party licensed operator to operate all of our wells. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities to commence deliveries. The Company owns 100% of the working interest in all production wells as of December 31, 2021.

	Year Ended December 31,
	2021	2020
Kansas Properties:
Conventional production wells	2	—
Horizontal production wells	1	—

Total production wells	3	—

Drilling activity

The Company did not drill any new wells during the years ended December 31, 2021 and 2020.

Costs Incurred in Oil and Gas Activities

Costs incurred during the year ended December 31, 2021 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2021
Property acquisition costs:
Proved	$—
Unproved	—
Total property acquisition costs	—
Development costs	—
Exploration costs	272,799
Total costs	$272,799

The Company incurred $272,799 in exploration costs on the Properties primarily to assess the potential of noble gas, including helium and argon, and rare earth mineral reserves, including bromine, lithium and iodine. The Company is assessing the results of such tests to determine whether commercial amounts of reserves exist that can be profitably extracted on the Properties.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

December 31,
	2021	2020

Proved oil and gas properties	$—	$—
Unproved oil and gas properties	—	—
Total	—	—
Less accumulated impairment charge on oil and gas properties	—	—
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$—

The $900,000 acquisition price of the Properties was allocated to tangible equipment and seismic data acquired as part of the acquisition. None of the acquisition costs was allocated to proved or unproved oil and gas reserves present on the Properties.

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2021 and 2020, costs by year that the costs were incurred, are as follows:

Year Ended December 31,
2021	$—
2020	—
Prior	—
Total costs not being amortized	$—

Acreage Data

The following table sets forth the approximate gross and net acres of developed and undeveloped oil and gas leases we held as of December 31, 2021.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Onshore U.S. – Otis Albert Field of the Properties	640	640	10,360	10,360
Other	—	—	—	—
Total	640	640	10,360	10,360

Item 3. Legal Proceedings.

The Company is subject to numerous claims and legal actions in which vendors are claiming breach of contract due to the Company’s failure to pay amounts due. The Company believes that it has made adequate provision for these claims in the accompanying financial statements.

The Company is currently involved in litigation as follows:

●	In October 2012, the State of Texas filed a lawsuit naming Infinity Oil and Gas of Texas, Inc., a wholly-owned subsidiary of the Company which was sold in 2012 (“Infinity-Texas”), the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company engaged in negotiations with the State of Texas in late 2012 and early 2013 and reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers have potential liability regarding the above matter, who may be held personally harmless by indemnification provisions of the Company. Therefore, to the extent they might actually occur, these liabilities are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is included in the asset retirement obligation on the accompanying balance sheets.

●	On September 26, 2014, Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Concessions. Cambrian provided these services pursuant to a master consulting agreement with AMGAS, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by a letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. Torrey and the Company entered into a consulting agreement, pursuant to which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contended that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contended that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2021 and 2020, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	On March 20, 2020, Joseph Ryan (“Ryan”) filed an action in the District Court of Johnson County, Kansas, against AMGAS resulting from certain professional consulting services Ryan alleged he performed for Social, Environmental and Economic Impact Assessments during July 2012 through September 2015 on the Concessions. Ryan alleged that such services were provided pursuant to oral agreements with AMGAS. Ryan claims breach of contract for failure to pay $12,000 amounts invoiced and due. On December 23, 2020, Ryan filed a motion for default judgment for $12,000 in unpaid invoices, plus legal, fees, statutory interest and any expert testimony fees. The Company has filed a motion to dismiss the lawsuit because the claims are barred by the statute of limitations and defective service. The Company has included the expected impact of this litigation as a liability in its accounts payable as of December 31, 2021 and 2020.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Shares of our Common Stock are traded on the OTCQB Venture Tier Market (OTCQB) under the symbol “IFNY”. The following table sets forth the high and low closing bid prices for AMGAS’s Common Stock as reported by the OTCQB. The closing price of our Common Stock on April 5, 2022 was $0.38 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2021	High	Low
1st Quarter	$0.40	$0.09
2nd Quarter	$0.35	$0.15
3rd Quarter	$0.35	$0.21
4th Quarter	$0.69	$0.28

Year Ended December 31, 2020	High	Low
1st Quarter	$0.18	$0.03
2nd Quarter	$0.44	$0.02
3rd Quarter	$0.23	$0.11
4th Quarter	$0.18	$0.11

Holders of Common Stock

At December 31, 2021, there were approximately 159 stockholders of record of our Common Stock.

Dividend Policy

Holders of Common Stock are entitled to receive such dividends as may be declared by our Board. We have not declared or paid and do not anticipate declaring or paying any dividends on our Common Stock in the near future. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the board deems relevant.

Holders of Series A Convertible Preferred Stock are entitled to receive the payment of 10% per annum cumulative dividends, in (i) cash, or (ii) shares of Common Stock, based on the stated/liquidation value of the Series A Convertible Preferred Stock. The holders of such Series A Convertible Preferred Stock were paid dividends in 2021 of $174,449 and $-0- in 2020.

Securities Authorized for Issuance under Equity Compensation Plans

At the Annual Meeting of Stockholders held on October 13, 2021, the stockholders approved the 2021 Plan and we reserved 5,000,000 shares of Common Stock for issuance under the 2021 Plan. At the Annual Meeting of Stockholders held on September 25, 2015, the stockholders approved the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and we reserved 500,000 shares of Common Stock for issuance under the 2015 Plan.

Under the 2021 Plan and the 2015 Plan, both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. Options granted under the 2021 Plan and 2015 Plan allow for the purchase of shares of Common Stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board and expire ten years after the date of grant. The Company has issued stock options and restricted stock awards that are outside of a formal plan with terms similar to the 2021 Plan and 2015 Plan as described in this Annual Report on Form 10-K.

As of December 31, 2021, an aggregate 5,500,000 shares were available for future grants under the 2021 Plan and the 2015 Plan. All other Plans have now expired.

The following table sets forth certain information regarding our stock option plans as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	5,500,000
Option grants not issued under a plan approved by stockholders	1,892,000	1.93	n/a
Total	1,892,000	$1.93	5,500,000

Recent Issuances of Unregistered Securities

During the last three (3) years, we have sold the following unregistered securities:

On May 23, 2019, we and an investor (“May 2019 Investor”) entered into an exchange agreement (“May 2019 Exchange Agreement”) and a side-letter agreement (“Side-Letter Agreement”) related to the private placement of a $12.0 million principal amount secured convertible note and a warrant to purchase 1,800,000 shares of Common Stock in May 2015 (the “May 2015 Private Placement”). Under the May 19 Exchange Agreement, the May 2019 Investor exchanged all of its rights under the original securities issued in the May 2015 Private Placement for 770,485 shares of Common Stock (which was amended to 605,816 shares of Common Stock pursuant to Amendment No.1 to the May 2019 Exchange Agreement, dated May 30, 2019) and certain rights to acquire additional securities in the future, which may be exercised for additional shares of Common Stock. Pursuant to the provisions of the Side-Letter Agreement, dated November 23, 2019, the parties agreed to the issuance of 567,348 shares of Common Stock and a warrant to purchase up to 61,380 shares of Common Stock at an exercise price of $0.50 per share, which expires on June 19, 2026. Pursuant to the Side-Letter Agreement, we also agreed that from the execution date of the May 2019 Exchange Agreement until twelve (12) months from such date, we will not raise capital at a price that is below $0.10 per share of Common Stock (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) without the consent of the May 2019 Investor. Such shares of Common Stock and rights to acquire additional securities were issued in reliance on Section 3(a)(9) of the Securities Act.

On June 4, 2019, we and WestPark Capital, Inc. (“WestPark”) executed an exchange agreement, pursuant to which WestPark received a new warrant to purchase up to 50,000 shares of Common Stock (post-split basis) with an exercise price of $0.50 per share and a seven-year term in exchange for its original warrant in connection with the May 2015 Private Placement. The new warrant does not contain any price protection provisions. Such new warrant was issued in reliance on Section 3(a)(9) of the Securities Act.

On June 19, 2019, we and a private, third-party lender entered into an exchange agreement whereby such lender received a warrant to purchase up to 570,000 shares of Common Stock (post-split basis) with an exercise price of $0.50 per share and a seven-year term in exchange for its two convertible notes payable issued on November 8, 2016 and November 7, 2017, respectively, and accrued interest thereon. The warrant does not contain any price protection provisions. Such warrant was issued in reliance on Section 3(a)(9) of the Securities Act.

During August 2019 through October 2019, we issued a total of 1,425,000 shares of Common Stock at $0.10 per share for a total of $142,500 pursuant to a private placement memorandum to certain accredited investors. We used the proceeds to pay the $50,000 nonrefundable deposit required for the Option from Core, to purchase the production and mineral rights/leasehold on the Properties and for general working capital purposes. We relied on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder in issuing the shares of Common Stock in the private placement. We paid no commission or other similar compensation in connection with the transactions.

On August 19, 2020, we entered into a securities purchase agreement (the “August Purchase Agreement”) with one investor (the “August Investor”), pursuant to which we issued to the August Investor, in consideration for an aggregate of $325,000, (i) a senior unsecured convertible note payable due August 19, 2021 (the “August Note”), which was, subject to certain conditions, convertible into an aggregate of 3,943,820 shares of Common Stock, at a price of $0.10 per share; and (ii) a common stock purchase warrant (the “August Warrant”), which is immediately exercisable upon issuance and on a cashless basis if the August Warrant has not been registered 180 days after the date of issuance for up to 800,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments. Pursuant to the August Purchase Agreement, the August Note and August Warrant were issued to the August Investor in a private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Pursuant to the August Purchase Agreement, the August Investor was also granted certain piggy-back registration rights, whereby we agreed to register the resale of the shares of Common Stock underlying the August Warrant and the August Note. We repaid the August Note on March 26, 2021. On August 5, 2021, the Company has filed a registration statement on Form 424B4 to register for resale all of the shares of Common Stock issuable upon exercise of the August Warrant issued to the August Investor.

The exercise of the August Warrant is subject to a beneficial ownership limitation such that the August Investor may not exercise the August Warrant to the extent that such exercise would result in the August Investor being the beneficial owner in excess of 4.99% (or, upon election of the August Investor, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to us, provided that any increase in such limitation will not be effective until 61 days following notice to us.

Additionally, pursuant to the August Purchase Agreement, for so long as the August Note or August Warrant is outstanding, the August Investor has a right to participate in any issuance of the Common Stock, Common Stock Equivalents (as defined in the August Purchase Agreement), conventional debt, or a combination of such securities and/or debt (a “Subsequent Financing”), up to an amount equal to 35% of the Subsequent Financing.

We used the proceeds of the August Note to pay off $60,125 in principal balance of notes payable that were in default, to pay the $100,000 required by the SKM Exchange Agreement (as defined below) and for general working capital.

On August 19, 2020, we granted certain of our executive officers, directors and affiliate thereof and consultant, outside of our existing equity compensation plans, and pursuant to the August 2020 Restricted Stock Agreements, an aggregate of 5,000,000 shares of Common Stock, subject to the restrictions contained therein, as compensation for their services to the Company. Such individuals were granted such shares pursuant to the exemption provided by Section 4(a)(2) of the Securities Act.

On September 24, 2020, we entered into an exchange and settlement agreement (the “SKM Exchange Agreement”) with SKM Partnership, Ltd. (“SKM”), pursuant to which SKM agreed to exchange an 8% promissory note issued by us to SKM, dated as of December 27, 2013, in the original principal amount of $1,050,000, representing outstanding principal balance of $1,000,000 and accrued and unpaid interest thereon of $481,000, for (i) a cash payment in the amount of $100,000 and (ii) 737,532 newly issued shares of Common Stock. The issuance of the 737,532 shares is being made without any restrictive legends upon reliance on the exemptions from the registration requirements of the Securities Act afforded by Section 3(a)(9) of the Securities Act and Rule 144 promulgated thereunder. The closing of the exchange occurred on September 24, 2020.

On March 26, 2021, we entered into securities purchase agreements (collectively, the “March Purchase Agreements”) with certain investors (the “March Investors”), pursuant to which, in consideration for an aggregate of $2,050,000, we issued an aggregate of 22,776 shares of Series A Preferred Stock and common stock purchase warrants (the “March Warrants”) exercisable for up to 5,256,410 shares of Common Stock six (6) months following issuance and for five (5) years after such date. Holders of the March Warrants may exercise them on a cashless basis pursuant to the formula provided in the March Warrants if there is not an effective registration statement for the sale of the shares of Common Stock underlying the March Warrants within six (6) months following the Closing Date, as defined in the March Warrants. Such securities were issued to March Investors in a private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

In connection with the March Purchase Agreement, we and the March Investors entered into that certain registration rights agreement (the “Registration Rights Agreement”), pursuant to which we agreed to file a registration statement to register such shares of Common Stock issuable upon conversion of the Series A Preferred Stock and such shares of Common Stock underlying the March Warrants. In order to satisfy such obligations, on August 5, 2021, the Company filed a registration statement to register for resale all of the Preferred Shares and Warrant Shares issuable upon conversion of the shares of Series A Preferred Stock and upon exercise of the March Warrants issued to the March Investors.

The closing of the private placement in connection with the March Purchase Agreements took place on March 26, 2021.

We used the proceeds of the offering of the Series A Preferred Stock to complete the acquisition of the Properties and intend to use the remaining proceeds to complete development of the Properties, to pay-off all outstanding convertible notes payable and for general working capital.

On March 31, 2021, we entered into entered into the Debt Settlement Agreements with six creditors of the Company (collectively, the “Creditors”), pursuant to which the Creditors agreed to extinguish an aggregate of $2,866,497 of debt and liabilities of the Company owed to such Creditors in consideration for the issuance to each Creditor of (i) an aggregate of approximately $28,665 in the 3% Notes , which are, subject to certain conditions, convertible at any time at the option of the Creditors into an aggregate of 65,930 shares of Common Stock (including accruable interest), at a price of $0.50 per share and (ii) common stock purchase warrants (the “Creditor Warrants”) which are immediately exercisable for up to an aggregate of 5,732,994 shares of Common Stock and for five (5) years thereafter. We also granted the Creditors certain piggy-back registration rights pursuant to the Notes and the Creditor Warrants, which were satisfied by the Company filing the registration statement on Form 424B4 on August 5, 2021. Such securities were issued to the Creditors in a private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act.

The 3% Notes bear interest at a rate of 3% per annum, may be voluntarily repaid in cash in full or in part by us at any time in an amount equal to the face amount plus any accrued and unpaid interest on the 3% Notes (or portion thereof) being prepaid, and mature on March 30, 2026.

On April 1, 2021, the Company and the holder of a $50,000 outstanding convertible note (the “April 2021 Creditor #1”) entered into a settlement agreement pursuant to which the Company issued to such holder 145,000 shares of Common Stock in consideration for the extinguishment of the outstanding principal and accrued interest on such note and the cancellation of common stock purchase warrants of the Company issued in connection with the issuance of such note. The 145,000 shares of Common Stock issued to such holder pursuant to such settlement agreement were valued at $40,600 based on the closing market price of the Common Stock on the date of such extinguishment and cancellation. Such securities were issued to the April 2021 Creditor #1 in a private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 3(a)(9) of the Securities Act.

Also on April 1, 2021, the Company and the holder of a $35,000 outstanding convertible note (the “April 2021 Creditor #2”) entered into a settlement agreement pursuant to which the Company issued to such holder 100,000 shares of Common Stock in consideration for the extinguishment of the outstanding principal and accrued interest on such note and the cancellation of common stock purchase warrants of the Company issued in connection with the issuance of such note. The 100,000 shares of Common Stock issued to such holder pursuant to such settlement agreement were valued at $28,000 based on the closing market price of the Common Stock on the date of such extinguishment and cancellation. Such securities were issued to the April 2021 Creditor #2 in a private placement transaction pursuant to an exemption from the registration requirements of the Securities Act provided in Section 3(a)(9) of the Securities Act.

On June 4, 2021, our Board authorized the grant of stock options to purchase up to (i) 500,000 shares of Common Stock to Mr. Ross, (ii) 100,000 shares of Common Stock to Mr. Richie, (iii) 100,000 shares of Common Stock to Mr. Hutchins, (iv) 350,000 shares of Common Stock to Mr. Loeffelbein, and (v) a total of 750,000 shares of Common Stock to three Company consultants. All such stock options vest on June 4, 2022, contingent upon the holder of such options continuing to serve the Company on such date, have 10-year terms and are exercisable at $0.50 per share. Such individuals were granted such stock options pursuant to the exemption provided by Section 4(a)(2) of the Securities Act in consideration for the time and efforts such individuals devoted to assisting the acquisition of the Properties and its drilling program.

On August 30, 2021, the Company entered into an agreement with an accredited investor (the “8% Note Investor”) for the Company’s 8% Note, with an aggregate principal face amount of $100,000. The 8% Note is, subject to certain conditions, convertible into an aggregate of 200,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued a five-and-one-half-year common stock purchase warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “8% Note Warrant”), which is immediately exercisable. The 8% Note Investor purchased the 8% Note and 8% Note Warrant from the Company for an aggregate purchase price of $100,000. The Company also granted the 8% Note Investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the 8% Note Warrant and the conversion of the 8% Note unless the shares of the Company commences trading on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within 120 days after the closing date of such transaction.

The 8% Note bears interest at a rate of 8% per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 120% of the principal amount of the 8% Note and any accrued and unpaid interest. 50% of the 8% Note shall be mandatorily repaid in cash in an amount equal to 120% of the principal amount of the 8% Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 and 100% of the 8% Note, plus accrued interest shall be mandatorily repaid in an amount equal to 120% of outstanding principal and interest in cases in which the Company receives gross proceeds of at least $3,000,000. In addition, pursuant to the 8% Note, so long as the 8% Note remains outstanding, the Company cannot enter into any financing transactions pursuant to which the Company sells its securities at a price lower than $0.50 per share without written consent of the 8% Note Investor.

The conversion of the 8% Note and the exercise of the 8% Note Warrant are each subject to its applicable beneficial ownership limitation.

The 8% Note and the 8% Note Warrant were issued to the 8% Note Investor pursuant to Section 4(a)(2) of the Securities Act, because the 8% Note Investor represented that it had sufficient sophistication and knowledge of the Company, and the issuance did not involve any form of general solicitation or general advertising. Furthermore, the 8% Note Investor made representations that the securities issued to extinguish the obligations were taken for investment purposes and not with a view to resale.

On October 29, 2021, the Company entered into a securities purchase agreement (the “November Purchase Agreement”) with three additional accredited investors (the “November Investors”) for the Company’s Senior Unsecured Convertible Promissory Notes due October 29, 2022 (the “November Notes”), with an aggregate principal face amount of $550,000. The November Notes are, subject to certain conditions, convertible into 1,100,000 shares (the “November Conversion Shares”) of Common Stock, at a price per share of $0.50 (“November Conversion Price”). Pursuant to the November Purchase Agreement, the Company also issued a five-and-one-half-year common stock purchase warrant (the “November Warrant”) to purchase up to 1,650,000 shares of Common Stock (the “November Warrant Shares” and collectively with the November Notes, the November Conversion Shares, and the November Warrant, the “November Securities”) at an exercise price of $0.50 per share, subject to customary adjustments. The November Investors purchased the November Securities for an aggregate purchase price of $850,000. The Company has also granted the November Investors certain piggy-back registration rights whereby the Company has agreed to register the resale by the November Investors of the November Warrant Shares and November Conversion Shares. The Company relied on the exemption from the registration requirements of the Securities Act, provided in Section 4(a)(2) of the Securities Act.

The November Notes bear interest at a rate of 8% per annum, may be voluntarily repaid in cash in full or in part by the Company at any time (subject to the occurrence of an event of default) in an amount equal to 120% of the principal amount of each November Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to a) 50% of the then outstanding principal amount equal to 120% of the principal amount of each November Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 but not greater than $3,000,000; or b) 100% of the then outstanding principal amount equal to 120% of the principal amount of a November Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of in excess of $3,000,000. In addition, pursuant to the November Notes, so long as a November Note remains outstanding, the Company shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the November Conversion Price, subject to certain adjustments, without written consent of the November Investors.

The conversion of the November Notes and the exercise of the November Warrants are each subject to Beneficial Ownership Limitation.

Pursuant to the November Purchase Agreement, for a period of twelve (12) months after the Closing Date (as defined in the November Purchase Agreement), the November Investors have a right to participate in Subsequent Financing, up to an amount equal to thirty-five percent (35%) of the Subsequent Financing. The transaction completed by the November Purchase Agreement closed on November 1, 2021.

On November 9, 2021, the Company entered into a USNG Letter Agreement, pursuant to which USNG will provide consulting services to the Company for exploration, testing, refining, production, marketing and distribution of various potential reserves of noble gases and rare earth element/minerals on the Properties. The USNG Letter Agreement would cover all of the noble gas, specifically helium, and rare earth elements/minerals potentially existing on the Properties and the future acquisitions of the Company, if any.

The USNG Letter Agreement required the Company to establish a four-member Board of Advisors, which will help attract both industry partners and financial partners for developing a large helium, noble gas and/or rare earth element/mineral resources that may exist in the region where the Company currently operates. The industry partners would include helium, noble gas and/or rare earth element/mineral purchasers and exploration and development companies from the energy industry. The financial partners may include large family offices or small institutions.

The Company also is required to pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals.

In consideration of the foregoing and pursuant to the terms of the USNG Letter Agreement, on November 9, 2021, the Company also issued warrants (the “November 9 Warrants”), exercisable for five (5) years, to purchase, in the aggregate, 2,000,000 shares of Common Stock, at an exercise price of $0.50 per share, subject to customary adjustments (the “November 9 Exercise Price”) to three of USNG’s principal consultants. The Company also issued November 9 Warrants to purchase, in the aggregate, 1,200,000 shares of Common Stock at the November 9 Exercise Price to the four members of the Board of Advisors and options to acquire 60,000 shares of Common Stock to various support personnel at the November 9 Exercise Price. The Company therefore granted a total of 3,260,000 November 9 Warrants to purchase its Common Stock for a price of approximately $1.6 million in connection with the USNG Letter Agreement and the arrangements described therein. In issuing the November 9 Warrants, the Company relied on an exemption from registration under Section 4(a)(2) of the Securities Act. Each holder of the November 9 Warrants has advised the Company that they are sophisticated and can bear the risks associated with the November 9 Warrants, and the Company has not engaged in general solicitation in connection with the offer or sale of the November 9 Warrants.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following information should be read in conjunction with the Financial Statements and Notes presented elsewhere in this Annual Report on Form 10-K. See Note 1 – “Summary of Significant Accounting Policies,” to the Financial Statements for the Years Ended December 31, 2021 and 2020.

Overview

The Company is an oil and gas exploration, development and production company, which is primarily in the business of drilling and operating oil and gas wells. From 2009 to 2020, the Company had pursued the exploration of potential oil and gas resources in the Concession – Perlas and Tyra concession blocks offshore Nicaragua in the Caribbean Sea, containing a total of approximately 1.4 million acres. However, in January 2020, the Company abandoned the Concessions.

On April 1, 2021, we completed the acquisition of the Properties, under the same terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of Series A Convertible Preferred Stock with detachable common stock purchase warrants.

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

We have commenced rework of the existing production wells immediately after the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties, including helium, argon and other rare earth minerals and gases. Testing of the Properties for noble gas reserves has provided encouraging but not yet conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil and gas reserves on the Properties, while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties enumerated above, as well as to satisfy our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties.

Name Change and Reincorporation Matters

At the Annual Meeting of Stockholders held on October 13, 2021, the stockholders approved an amendment to the Company’s Certificate of Incorporation, changing the Company’s name to American Noble Gas, Inc. The stockholders also approved an amendment to the Company’s Certificate of Incorporation, removing the provision providing that any action taken by the stockholders by written consent in lieu of a meeting requires that all of the Company’s stockholders entitled to vote on such action consent in writing thereto. Finally, the stockholders approved the 2021 Plan and we reserved 5,000,000 shares of Common Stock for issuance under the 2021 Plan.

Reincorporation in Nevada

On December 7, 2021, pursuant to the Agreement and Plan of Merger, the Predecessor merged with and into its wholly owned subsidiary, AMGAS-Nevada with AMGAS-Nevada continuing as the surviving corporation. In conjunction with the merger, AMGAS-Nevada succeeded to the assets, continued the business and assumed the rights and obligations of the Predecessor existing immediately prior to the merger. The merger was consummated by the filing of a Certificate of Merger on December 7, 2021 with the Secretary of State of the State of Delaware and Articles of Merger with the Secretary of State of the State of Nevada. The Agreement and Plan of Merger and transactions contemplated thereby were adopted by the holders of a majority of the outstanding shares of the Predecessor’s Common Stock and/or Series A Convertible Preferred Stock on an as-converted common stock basis, by written consent in lieu of a special meeting of stockholders, in accordance with the Delaware General Corporation Law.

Pursuant to the Agreement and Plan of Merger, (i) each outstanding share of the Predecessor’s common stock automatically converted into one share of common stock, par value $0.0001 per share, of AMGAS-Nevada, (ii) each outstanding share of the Predecessor’s Series A Convertible Preferred Stock automatically converted into one share of Series A Convertible Preferred Stock, par value $0.0001 per share, of AMGAS-Nevada, and (iii) each outstanding option, right or warrant to acquire shares of the Predecessor common stock converted into an option, right or warrant to acquire an equal number of shares of AMGAS-Nevada common stock under the same terms and conditions as the original options, rights or warrants.

Similar to the shares of common stock of the Predecessor prior to the merger, the shares of AMGAS-Nevada common stock are quoted on the OTCQB tier operated by the OTC Markets Group Inc. under the symbol “IFNY”. In accordance with the Agreement and Plan of Merger, each outstanding certificate previously representing shares of the Predecessor’s common stock or Series A Preferred Stock automatically represents, without any action of the Predecessor’s stockholders, the same number of shares of AMGAS-Nevada common stock or Series A Preferred Stock, as applicable.

Pursuant to the Agreement and Plan of Merger, the directors and officers of the Predecessor immediately prior to the merger became the directors and officers of AMGAS-Nevada and continued their respective directorship or services with the Company on the same terms as their respective directorship or services with the Predecessor immediately prior to the merger.

As a result of the merger, the internal affairs of the Company ceased to be subject to the Delaware General Corporation Law or governed by the Predecessor’s Certificate of Incorporation and bylaws. As of the December 7, 2021, effective date of the merger, the Company is now subject to the Nevada Revised Statutes and is governed by the Company’s Articles of Incorporation.

All references to the Company in this Annual Report on Form 10-K refer to the Predecessor prior to the merger, and AMGAS-Nevada subsequent to the merger.

2021 Operational and Financial Objectives

COVID–19 PANDEMIC

The financial statements contained in this Annual Report on Form 10-K as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2021. Economies throughout the world have been and continue to be disrupted by the continuing effects of the COVID-19 pandemic, including the recent rise of the new Omicron variant. In particular, the oil and gas market has been severely adversely impacted by the effects of the COVID-19 pandemic because of the substantial and abrupt decrease in the demand for oil and gas globally followed by the recent resurgence in oil and natural gas prices. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the continuing effects of the COVID-19 pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the COVID-19 pandemic will cease to impact our business and the results of our operations. In reading this Annual Report on Form 10-K, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the COVID-19 pandemic.

Corporate Activities

The Company’s 2021 operating objectives have focused on: 1) raising the necessary funds to complete the acquisition of the Properties, 2) completing the acquisition of the Properties, 3) commencing rework on the Properties, including testing and evaluation of noble gas reserves in additional to the oil and gas producing zones and 4) resolving obligations in default and/or past due.

Recent financings –

Issuance of Series A Convertible Preferred Stock - On March 26, 2021, the Company issued Series A Convertible Preferred Stock, with an aggregate principal face amount of up to approximately $2,500,000 subject to a 10% original issue discount. The Series A Convertible Preferred Stock is, subject to certain conditions, convertible into shares of Common Stock at a rate of $0.32 per share and will be subject to a 10% dividend rate per annum, payable quarterly in cash or registered Common Stock, subject to equity conditions. The holders were also granted demand registration rights. The Company also issued warrants along-side of the Convertible Preferred Stock investors to purchase up to 6,410,250 shares (assuming the $2.5 million offering is fully subscribed) of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments. The common stock purchase warrants are exercisable commencing six (6) months after issuance on a cashless basis at the holders’ discretion with a term of five (5) years. On March 26, 2021, investors purchased Series A Convertible Preferred Stock with an aggregate cash purchase price of $2,050,000 together with warrants to purchase a total of 5,256,410 shares of Common Stock.

Net proceeds from the issuance of Series A Convertible Preferred Stock was $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company used the proceeds of the Series A Convertible Preferred Stock offering to complete the acquisition and development of the Properties, to pay-off all outstanding convertible notes payable and for general working capital.

Issuance of 8% Note with Detachable Warrants – On August 30, 2021, the Company entered into a securities purchase agreement with the 8% Note Investor for the Company’s 8% Note, with an aggregate principal face amount of approximately $100,000. The 8% Note is, subject to certain conditions, convertible into an aggregate of 200,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued a 8% Note Warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $0.50 per share. 8% Note Investor purchased the 8% Note and 8% Note Warrant from the Company for an aggregate purchase price of $100,000. The Company also granted the 8% Note Investor certain piggy-back registration rights whereby the Company has agreed to register the resale by the 8% Note Investor of the shares underlying the 8% Note Warrant and the conversion of the 8% Note unless the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the Closing Date, as defined in the 8% Note and 8% Note Warrant.

Issuance of 3% Notes with Detachable Warrants - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of the 3% Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allows for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026. The 3% Notes are convertible as to principal and any accrued interest, at the option of holder, into shares of the Common Stock at any time after the issue date and prior to the close of business on the business day preceding March 30, 2026 at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustments. The warrants to purchase 5,732,994 shares of Common Stock issued pursuant to the Debt Settlement Agreements were valued at $1,605,178 using the Black-Scholes methodology.

Issuance of August Notes - On August 19, 2020, we entered into the August Purchase Agreement with the August Investor for August Note, with an aggregate principal face amount of approximately $365,169. The August Note is, subject to certain conditions, convertible into an aggregate of 3,943,820 shares of Common Stock, at a price of $0.10 per share (the “Fixed Conversion Price”). We also issued the five-year August Warrant to purchase up to 800,000 shares of Common Stock at an exercise price of $0.50 per share. The August Investor purchased such securities from the Company for an aggregate purchase price of $325,000. We also granted the August Investor certain automatic and piggy-back registration rights whereby we agreed to register the resale by the August Investor of the shares underlying the August Warrant and the conversion of the August Note, which was satisfied on August 5, 2021 by filing a registration statement on Form 424B4 to register for resale all of the shares of Common Stock issuable upon exercise of the August Warrant issued to the August Investor

The August Note bears interest at a rate of eight percent (8%) per annum with 12 months guaranteed, may be voluntarily repaid in cash in full or in part by us at any time in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest in the event of the consummation by us of any public or private offering or other financing pursuant to which we receive gross proceeds of at least $2,500,000. The August Note is convertible at any time by the August Investor and we shall have the right to request that the August Investor convert the August Note in full or in part at the Fixed Conversion Price in the event that the VWAP (as defined in the August Note) of the Common Stock exceeds $0.75 for twenty consecutive trading days. In addition, pursuant to the August Note, so long as the August Note remains outstanding, we shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the Fixed Conversion Price, without written consent of the August Investor.

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

We used the proceeds of the August Note to pay off $60,125 in principal balance of notes payable that were in default, to pay the $100,000 required by the SKM Exchange Agreement and for general working capital.

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

Extinguishment of Convertible Note Payable - On March 26, 2021, the Company exercised its right to retire the August Note issued in August 2020 in conjunction with the issuance of the Series A Convertible Preferred Stock. In accordance with the prepayment provisions contained in the August Note, the Company paid $453,539 to retire all principal, accrued interest and the 15% prepayment premium.

Extinguishment of Notes Payable – On April 1, 2021, the Company and the holder of a $50,000 outstanding convertible note reached a settlement, pursuant to which the Company issued to such holder a total of 145,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants, which totaled $72,874 as of April 1, 2021. The 145,000 shares of Common Stock issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274, which was recorded in the year ended December 31, 2021.

On April 1, 2021, the Company and the holder of the $35,000 outstanding convertible note reached a settlement, pursuant to which the Company issued a total of 100,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants, which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956, which was recorded in the year ended December 31, 2021.

Acquisition of Oil and Gas Properties –

On July 31, 2019, we acquired the Option from Core to purchase the production and mineral rights/leasehold for the Properties. We paid a non-refundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new option from Core under similar terms as the Option. The newly acquired option, however, now permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company has agreed to immediately conduct a capital raise of between approximately $2 to $10 million to fund its acquisition and development of the Properties. On December 14, 2020, the parties executed the Asset Purchase and Sale Agreement, which extended the new option to January 11, 2021, which has expired.

We, Core, and Seller entered into the Side Letters on September 2, 2020 and March 31, 2021, pursuant to which we and Core agreed to set the closing date of the acquisition of the Properties under the Asset Purchase Agreement to April 1, 2021. Pursuant to the Side Letters, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through April 1, 2021.

On April 1, 2021, we completed the acquisition of the Properties, under the same terms of the Asset Purchase Agreement, which provided a purchase price of $900,000.

The acquisition included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

Following the acquisition, we have commenced rework of the existing production wells and have performed testing and evaluation of the existence of noble gas reserves on the Properties, including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil and gas reserves on the Properties while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

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

For the Years Ended December 31, 2021 and 2020

Results of Operations

Revenue

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Revenues totaled $79,002 for the year ended December 31, 2021. The Company had no revenues in 2020 as it focused on identification of acquisition targets of domestic oil and gas producing properties.

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

Following the acquisition, we have commenced rework of the existing production wells and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil and gas reserves on the Properties while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

Oil and Gas Lease Operating Expenses

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Total oil and gas lease operating expenses totaled $530,118 for the year ended December 31, 2021.

We commenced rework of the existing production wells on the Properties in order to restore the three producing wells to full operational condition. All such rework costs were expensed as routine maintenance instead of capitalized to oil and gas properties and equipment under the full-cost method. In addition, we have performed certain exploration, including testing and evaluation for the existence of noble gas reserves on the Properties, including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil and gas reserves on the Properties while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

The Company had no oil and gas lease operating expenses in 2020 as it held no oil and gas producing properties.

Depreciation, Depletion and Amortization

The Company began generating revenues from the production and sale of crude oil resulting since the acquisition of the Properties on April 1, 2021, which was acquired for $900,000 cash plus the assumption of asset retirement obligations of $13,425. The Company allocated the purchase price of $913,425 to oil and gas properties and equipment, which is subject to depreciation, depletion and amortization as the acquisition qualified as an asset acquisition. Total depreciation, depletion and amortization was $92,502 for the year ended December 31, 2021. There was no depreciation, depletion and amortization for the year ended December 31, 2020 as the Company held no properties for the year ended December 31, 2020.

Capitalized costs to acquire oil and natural gas properties are depreciated and depleted on a units-of-production basis based on estimated proved reserves. Capitalized costs of exploratory wells and development costs are depreciated and depleted on a units-of-production basis based on estimated proved developed reserves. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs are divided by the total estimated quantities of proved reserves. This rate is applied to our total production for the year ended December 31, 2021, and the appropriate expense is recorded. Support equipment and other property, plant and equipment related to oil and gas producing activities, as well as property, plant and equipment unrelated to oil and gas producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets.

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $836 and $-0- for the year ended December 31, 2021 and 2020, respectively. The Company determined the amount of the asset retirement obligation assumed to be $13,425 as of April 1, 2021, the date of the acquisition of the Properties. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Oil and gas production related taxes totaled $1,060 and $-0- for the year ended December 31, 2021 and 2020, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the State of Kansas and Kansas conservation assessment fees. Revenues totaled $79,002 for the year ended December 31, 2021, which resulted in the deduction of $1,060 in production related taxes. The Company has received notice of an exemption from the State of Kansas, which exempted the Company form paying severance taxes due to the existing wells production levels. Therefore, production related taxes should decline as a percentage of revenue in 2022 and beyond. The Company had no revenues in 2020 and therefore there was no deduction for production related taxes in Kansas.

Other General and Administrative Expenses

Other general and administrative expenses were $1,036,996 for the year ended December 31, 2021, an increase of $720,697, or 228%, from other general and administrative expenses of $316,299 for the year ended 2020. The increase in other general and administrative expenses is primarily attributable to an increase of $314,643 in stock-based compensation due to the noncash compensation for its executives and Board members in 2021. The increase in other general and administrative expenses is also attributable to an increase $193,834 for legal fees, $37,705 for geological services and a $34,500 increase in auditor fees as the Company began operating the Properties, which required various capital raises and other filings with the SEC. In addition, the increase in other general and administrative expenses were attributable to the $75,000 charge-off of the option to acquire the Properties which expired, a $30,000 bonus paid to the Company’s Chief Executive Officer attributable to his efforts in the acquisition of the Properties. The $314,643 increase in stock-based compensation was related to the amortization of the stock option grants in June 2021, the warrants issued to USNG and the Advisory Board, and the restricted stock grants in August 2020.

Interest Expense

Interest expense decreased to $108,052 for the year ended December 31, 2021, compared to $210,931 for the in the year ended December 31, 2020, a decline of $102,879, or 49%. Interest expense declined during the year ended December 31, 2021 primarily due to the pay-off of the convertible note payable issued in August 2019, which had a stated principal balance of $365,169 and bore interest at an 8% rate until it was retired on March 26, 2021. The retirement of the two notes payable totaled $85,000 on April 1, 2021 and the August Note on March 31, 2021 resulted in less interest expense being reported during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

On March 31, 2021, the Company issued $28,665 principal balance of 3% Notes in connection with the Debt Settlement Agreements, which bear interest at 3%. Interest expense totaled $643 related to these 3% Notes during the year ended December 31, 2021 and will continue to affect interest expense in future quarters.

On April 1, 2021, the Company and the holder of the $50,000 outstanding convertible note reached a settlement, pursuant to which the Company issued a total of 145,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants, which totaled $72,874 as of April 1, 2021. In addition, on April 1, 2021, the Company and the holder of the $35,000 outstanding convertible note reached a settlement, pursuant to which the Company issued a total of 100,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants, which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. Accordingly, there was less interest related to these notes in the year ended December 31, 2021 as compared to in the year ended December 31, 2020.

On August 30, 2021 and October 29, 2021, the Company entered into two Securities Purchase Agreements with one and three, respectively, accredited investors agreed for the 8% Notes, with an aggregate principal face amount of approximately $650,000. The 8% Notes are, subject to certain conditions, convertible into an aggregate of 1,300,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued five and one half-year common stock purchase warrants to purchase up to 1,850,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments which are immediately exercisable. The investors purchased the 8% Notes and the warrants from the Company for an aggregate purchase price of $650,000 and the proceeds were used for general working capital purposes. The 8% Notes bear interest at 8%, however a discount was recorded for the on the relative estimated fair value of the detachable warrants issued, which will be amortized to interest expense over the term of the 8% Notes using the interest method. Total interest expense was $62,170 during the year ended December 31, 2021 and will continue to affect interest expense in future quarters.

Gain on Extinguishment of Liabilities

The Company reported a gain on exchange and extinguishment of liabilities of $86,602 and $6,150,142 in the years ended December 31, 2021 and 2020, respectively.

On April 1, 2021, the Company and the holder of the $50,000 outstanding convertible note reached a settlement, pursuant to which the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants, which totaled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274, which was recorded in the year ended December 31, 2021.

On April 1, 2021, the Company and the holder of the $35,000 outstanding convertible note reached a settlement, pursuant to which the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956, which was recorded in the year ended December 31, 2021.

On March 31, 2021, the Company recorded a net gain on extinguishment of liabilities totaling $31,372, which was attributable to six transactions that extinguished outstanding liabilities during the year ended December 31, 2021. The Debt Settlement Agreements extinguished accounts payable and accrued liabilities with a total outstanding balance of $2,866,497, for the issuance of $28,665 in principal balance of the 3% Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share, which was valued at $1,605,178, which resulted in a total gain of $1,232,654 of which $124,177 was reported as a gain on extinguishment of liabilities and $1,108,477 was reported as a capital contribution. The $23,000 gain from settlement of litigation extinguished $33,000 of trade payables for a cash payment of $10,000. The loss of $115,805 is related to the early retirement of $365,169 principal balance of August 2020 Note.

For the year ended December 31, 2020, the gain on extinguishment of liabilities was attributable to two transactions that extinguished outstanding liabilities; (i) the SKM Exchange Agreement, which extinguished a promissory note with an outstanding principal balance of $1,000,000, $542,762 in accrued interest and other obligations previously outstanding and resulting in a total gain of $1,310,006, and (ii) the extinguishment of trade payable obligations totaling $4,840,136 that arose during 2013, which were extinguished in 2020 pursuant to the relevant statute of limitations.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes outstanding during the years ended December 31, 2021 and 2020 were treated as derivative instruments because such notes and warrants contained ratchet and anti-dilution provisions. The mark-to-market process resulted in a gain of $199 during the year ended December 31, 2021, compared to a gain of $795 during the year ended December 31, 2020. All short-term notes and their related derivative warrants have been terminated as of December 31, 2021.

Income Tax

The Company recorded no income tax benefit (expense) in the years ended December 31, 2021 and 2020. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at December 31, 2021. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense or benefit on its income (loss) before income taxes during the years ended December 31, 2021 and 2020.

Net Income (Loss)

The Company reported a net loss of $1,603,761 for the year ended December 31, 2021, compared to net income of $5,623,707 for the year ended December 31, 2020. This represents a decrease of $7,227,468 for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Series A Convertible Preferred Stock Dividends

The Company recorded $174,449 and $-0- in convertible preferred stock dividends in the years ended December 31, 2021 and 2020, respectively. On March 26, 2021, the Company issued and classified its Series A Convertible Preferred Stock as equity securities in the balance sheet. Series A Convertible Preferred Stock bears a cumulative dividend at a 10% rate based on its stated/liquidation value. There were no outstanding Series A Convertible Preferred Stock during the year ended December 31, 2020.

Net Income (Loss) Applicable to Common Stockholders

The Series A Convertible Preferred Stock issued on March 26, 2021 has a preference over Common Stock and therefore such accrued dividend amounts have been deducted from net income (loss) to report net income (loss) applicable to common stockholders of $(1,778,210) and $5,623,707 for the years ended December 31, 2021 and 2020, respectively.

Basic and Diluted Net Income (Loss) Attributable to Common Stockholders per Share

Basic net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of Common Stock and dilutive Common Stock Equivalents outstanding during the period. Common Stock Equivalents included in the diluted net income (loss) attributable to common stockholders per share computation represent shares of Common Stock issuable upon the assumed conversion of Convertible Promissory Notes, Convertible Preferred Stock and the assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses attributable to common stockholders are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of Common Stock Equivalents would have an anti-dilutive effect. In addition, in periods in which there is net income attributable to common stockholders and the effect of including Common Stock Equivalents in the diluted per share calculations would be anti-dilutive (such as when the conversion or exercise price of the common stock equivalents are higher than the average closing market price per share) such anti-dilutive Common Stock Equivalents would also be excluded from the calculation of basic and diluted weighted average shares of Common Stock outstanding.

The Company incurred a net loss attributable to common stockholders during the year ended December 31, 2021, therefore all Common Stock Equivalents were considered anti-dilutive and excluded from diluted net income (loss) attributable to common stockholders per share computations. The basic and diluted net income (loss) attributable to common stockholders per share were $(0.09) for the year ended December 31, 2021.

During the year ended December 31, 2020, the shares of Common Stock issuable upon conversion of the August Note were considered Common Stock equivalents and therefore the dilutive effect of such issuance was included in the computation of diluted income (loss) per share. All shares of Common Stock issuable upon conversion of convertible debt (other than the August Note) and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share for the year ended December 31, 2020. The basic net income (loss) attributable to common stockholders per share was $0.39 and the diluted net income (loss) attributable to common stockholders per share was $0.36 for the year ended December 31, 2020.

Potential Common Stock Equivalents as of December 31, 2021 totaled 27,728,864 shares of Common Stock, which included 1,357,330 shares of Common Stock underlying the Convertible Promissory Notes, 6,898,750 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 17,580,784 shares of Common Stock underlying outstanding warrants and 1,892,000 shares of Common Stock underlying outstanding stock options.

Liquidity and Capital Resources; Going Concern–

We have had a history of losses and have generated little or no operating revenues for a number of years, as we concentrated on the development of our Concessions, which was a long-term, high-risk/reward exploration project in an otherwise unproven part of the world. We abandoned the Concessions in early 2020 due to the challenging economic and political issues in Nicaragua and the oil and gas industry in general. We have been assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, we completed the purchase of the Properties on April 1, 2021 and have commenced certain rework to the existing producing wells and intend to perform workovers and other develop activities on the Properties during 2022. We plan to evaluate the Properties for additional reserves of noble gases, which may change our development plans should we determine that reserves of noble gases exist on the Properties at commercial quantities. The planned development of the Properties will require us to raise additional capital to accomplish our operating plan, which cannot be assured. Historically, we financed our operations through the issuance of equity and various short and long-term debt financing that contained some level of detachable warrants to provide the holders with a level of equity participation.

Capital Raised

Historically, we have raised funds through various equity and debt instruments through private transactions. The following summarizes the sources of significant liquidity raised during the years ended December 31, 2021 and 2020:

	2021	2020
Capital raised:
Issuance of Series A Convertible Preferred Stock with detachable common stock purchase warrants	$1,929,089	$—
Issuance of Convertible Promissory Notes with detachable common stock purchase warrants	650,000	325,000
Issuance of note payable-related party	—	41,000

Total costs	$2,579,089	$366,000

The Company has been able to raise the liquidity during 2021 and 2020 through the issuance of debt and equity in private transactions with accredited investors. These financial instruments generally require the Company to register the Common Stock underlying the conversion of the Series A Convertible Preferred Stock, the convertible notes, provide the holders with a right to participate in future capital raises and require their approval for the future issuance of securities at rates less than $0.50 per share. The holders have also agreed that the conversion of the Series A Convertible Preferred Stock, the convertible promissory notes and the exercise of the underlying warrants are generally subject to beneficial ownership limitations such that each holder of the financial instruments individually may not convert the underlying Series A Convertible Preferred Stock, convertible notes or exercise the underlying warrants to the extent that such conversion or exercise would result in any of the holders individually being the beneficial owner in excess of 4.99% (or, upon election of the holders, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

We will likely continue to issue such convertible instruments with detachable warrants to acquire Common Stock to fund our operational and capital expenditure plans for 2022.

Letter of Engagement

On April 1, 2022, the Company engaged Univest to act as the exclusive financial advisor, and the lead underwriter in the Offering. The size of the Offering is expected to be between $10,000,000 to $15,000,000 upon closing of the Offering. The Public Offering Price will be determined by mutual agreement of the Company and Univest and will be determined at the signing of the final Underwriting Agreement, which will based on, among other things, market conditions at the time of the Offering.

Pursuant to the Underwriting Agreement, Univest will act as principal, or the representative of a number of broker-dealers that will offer the securities in a public offering. The Letter Of Engagement anticipates that Univest will receive a gross discount equal to eight percent (8%) of the Public Offering Price on each share of the securities being offered. Univest has agreed to negotiate in good faith with other underwriters who, acting severally, could contract to act as an underwriter in connection with the sale of the securities being offered. Univest will also have the right to re-offer all or any part of the securities being offered to other broker-dealers. Univest will be entitled to warrants to purchase common stock representing five percent (5%) of the amount of securities sold in the Offering with an exercise price determined to be 110% of the Public Offering Price.

The Company also agreed to reimburse Univest, at and out of the proceeds of the Offering closings, for all of its reasonable, out-of-pocket expenses (including, but not limited to, travel, due diligence expenses, reasonable fees and expenses of its legal counsel, roadshow and background check on the Company’s principals) in connection with the performance of its services hereunder not to exceed an aggregate of $150,000. In addition, at the closing of the Offering, the Company agreed to reimburse Univest one percent (1%) of the actual amount of the Offering as nonaccountable expense of the offering.

The term of the Letter of Engagement expires upon the earlier to occur of (i) six (6) months from the date of execution or (ii) the mutual written agreement of the Company and Univest.

Capital Expenditures

Acquisition of the Oil and Gas Properties in Central Kansas Uplift - On July 31, 2019, we acquired the option from Core to purchase the production and mineral rights/leasehold for the Properties. We paid a non-refundable deposit of $50,000 to bind the option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the option prior to December 31, 2019. On September 2, 2020, the Company acquired a new option from Core under similar terms as the previous option. the newly acquired option, however, permits the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed the Asset Purchase Agreement which extended the new option to January 11, 2021, which has expired.

We, Core, and Seller entered into the Side Letters on September 2, 2020 and March 31, 2021, pursuant to which we and Core agreed to set the closing date of the acquisition of the Properties under the Asset Purchase Agreement to April 1, 2021. Pursuant to the Side Letters, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through April 1, 2021.

On April 1, 2021, we completed the acquisition of the Properties, under the same terms of the Asset Purchase Agreement for $900,000.

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

Farmout Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field- On April 4, 2022, the Company acquired a 40% joint venture interest in the AMGAS JV that holds a Farmout Agreement with Scout with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney counties, Kansas.

The Farmout Agreement covers drilling and completion of up to 50 wells, with the first exploratory well scheduled to begin in April 2022. The AMGAS JV will utilize Scout’s existing infrastructure assets including water disposal, gas gathering and helium processing. The Farmout Agreement provides the JV with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, which will enable the AMGAS JV to market and sell the helium produced at prevailing market prices.

The AMGAS JV also acquired the right to all brine minerals subject to a ten percent (10%) royalty to Scout, across Finney and Haskell Counties. Brine minerals are harvested from the formation water produced from active, and to be drilled, oil and gas wells and may include a variety of dissolved minerals including bromine and iodine. The AMGAS JV plans to target brine with commercial quantities of bromine and iodine. AMGAS is currently developing proprietary technology to recover brine minerals, particularly with respect to bromine, which is well underway and has demonstrated recovery efficiency and is expected to be available for use in existing and future development wells.

We will likely find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties and the Hugoton Gas Field, as well as to satisfy our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties or the Hugoton Gas Field.

Going Concern

The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund the (i) development of the Properties acquired on April 1, 2021; (ii) to fund our exploration and development obligations under the Farmout Agreement in the Hugoton Gas Field; (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations including the payment of Series A Convertible Preferred Stock dividends and the repayment of the convertible notes payable as they become due. These are substantial operational and financial concerns that must be successfully addressed during 2022.

The Company has made substantial progress in resolving many of its existing financial obligations during the year ended December 31, 2021. In that regard, on March 31, 2021, the Company and six creditors entered into Debt Settlement Agreements, which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. On April 1, 2021, the Company and the holders of two notes payable that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $123,830 as of April 1, 2021. The Company has made substantial progress in resolving its financial obligations; however, there is in excess of $1.9 million of old unpaid accounts payable and accrued liabilities that the Company believes that it may not have to pay based on the relevant Statute of Limitations on repayment.

The Company will have significant financial commitments to execute its planned exploration and development of the Properties and the Hugoton Gas Field. The Company may find it necessary to raise substantial amounts of debt or equity capital to fund such exploration and development activities and may seek offers from industry operators and other third parties for interests in the Properties in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. There can be no assurance that it will be able to obtain such new funding or be able to reach agreements with industry operators and other third parties or on what terms.

Due to the uncertainties related to the foregoing matters, our independent registered accounting firm has expressed the option that there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financials are issued. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash and cash equivalents balances-

As of December 31, 2021, we had cash and cash equivalents with an aggregate balance of $260,590, an increase from a balance of $11,042 as of December 31, 2020. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $249,548 net increase in cash during the year ended December 31, 2021:

●	Operating activities:	$801,553 of net cash used in operating activities. Net cash used in operating activities was $801,553 and $196,618 for the years ended December 31, 2021 and 2020, respectively, a deterioration of $604,935. The [deterioration] was primarily the result of our operating results for the year ended December 31, 2021 compared to 2020. The Company reported net income (loss) of $(1,603,761) for the year ended December 31, 2021 compared to $5,623,707 for the year ended December 31, 2020. We acquired the Properties in 2021 and have expended substantial amounts during 2021 on well workovers and exploration/evaluation of potential noble gas reserves on the Properties, which has contributed to the increased usage of cash flow in operating activities.

●	Investing activities:	$900,000 of net cash used in investing activities. Cash used in investing activities was $900,000 for the year ended December 31, 2021 compared to $-0- for the year ended December 31, 2020. We completed the acquisition of the Properties during 2021.

●	Financing activities:	$1,951,101 of net cash provided by financing activities. Cash provided by financing activities for the year ended December 31, 2021 was $1,951,101 compared to cash provided by financing activities of $205,875 for the year ended December 31, 2020. The Company raised $1,929,089 through the issuance of Series A Convertible Preferred Stock, raised $650,000 through the issuance of convertible promissory notes, repaid $453,539 of convertible notes payable and paid dividends of $174,449 during 2021.

The net result of these activities was a $249,548 increase in cash and cash equivalents from $11,042 as of December 31, 2020 to $260,590 as of December 31, 2021.

Commitments:

Capital Expenditures. We had no material commitments for capital expenditures at December 31, 2021. The Farmout Agreement that we entered into in April 2022 required us to drill at least one production well in 2022. We expect to begin in April 2022 and estimate that the expenses related to the drilling program to be approximately $350,000 for drilling of the initial well.

Repayment of Debt. Debt obligations is comprised of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Notes payable:
3% Convertible promissory notes payable	$28,665	$—
8% Convertible promissory notes payable (less discount of $494,861 and $-0- as of December 31, 2021 and 2020, respectively)	155,139	$—
Convertible note payable, (less discount of $-0- and $231,606 as of December 31, 2021 and 2020, respectively)	—	133,563
Note payable	—	50,000
Note payable	—	35,000

Total notes payable	183,804	218,563
Less: Long-term portion	28,665	—
Notes payable, short-term	$155,139	$218,563

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2022	$155,139
2023	—
2024	—
2025	—
2026	28,665
2027	—
Total	$183,804

Open Litigation.

The Company is subject to various claims and legal actions in which vendors are claiming breach of contract due to the Company’s failure to pay amounts due. The Company believes that it has made adequate provision for these claims in the accompanying financial statements.

The Company is currently involved in litigation as follows:

●	In October 2012, the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company engaged in negotiations with the State of Texas in late 2012 and early 2013 and reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this to other wells in Texas, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the officers have potential liability regarding the above matter, who may be held personally harmless by indemnification provisions of the Company. Therefore, to the extent liabilities might actually occur, these are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 wells operated by Infinity Texas. Theses related liabilities, less the payment made to the State of Texas in 2012 in the amount of $45,103, are included in the asset retirement obligation on the accompanying balance sheets.

●	On September 26, 2014, Cambrian filed an action in the District Court of Harris County, Texas, against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Concessions. Cambrian provided these services pursuant to a master consulting agreement with the Company, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey notified the Company by a letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. Torrey and the Company entered into a consulting agreement, pursuant to which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contended that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contended that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2021 and 2020, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	On March 20, 2020, Ryan filed an action in the District Court of Johnson County, Kansas, against the Company resulting from certain professional consulting services Ryan alleged he performed for Social, Environmental and Economic Impact Assessments during July 2012 through September 2015 on the Concessions. Ryan alleged that such services were provided pursuant to oral agreements with the Company. Ryan claims breach of contract for failure to pay $12,000 amounts invoiced and due. On December 23, 2020, Ryan filed a motion for default judgment for $12,000 in unpaid invoices, plus legal, fees, statutory interest and any expert testimony fees. The Company has filed a motion to dismiss the lawsuit because the claims are barred by the statute of limitations and defective service. The Company has included the expected impact of this litigation as a liability in its accounts payable as of December 31, 2021 and 2020.

Contractual Obligations

USNG Letter Agreement - The Company is required to pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision as of December 31, 2021. [The USNG Letter Agreement has an initial term of 5 years, which shall thereafter continue for successive one-year periods, provided that there is no uncured breach, unless otherwise terminated by either party upon a written notice of intent to non-renew.]

Farmout Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field - On April 4, 2022, the Company acquired a 40% interest in the AMGAS JV that holds the Farmout Agreement with Scout with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Farmout Agreement covers drilling and completion of up to 50 wells. The AMGAS JV will utilize Scout’s existing infrastructure assets, including water disposal, gas gathering and helium processing. In addition, the Farmout Agreement provides the AMGAS JV with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, located in Grant County, Kansas, which will enable the AMGAS JV to market and sell the helium produced at prevailing market prices. The first exploratory well is scheduled to commence in April 2022 near Garden City, Kansas with a goal to evaluate the first of two separate silty shale members of the Chase group of formations – the Gage Shale and the Holmesville Shale. These two shale members have not previously been targeted for exploration by historical operations in the field.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year; however, we do believe that inflation may significantly impact our business in 2022. We do not believe that our business is seasonal in nature.

Critical Accounting Policies

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and fairly present our financial position and results of operations. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances and evaluates its estimates on an ongoing basis. The following section identifies and summarizes those accounting policies considered by management to be the most critical to understanding the judgments that are involved in the preparation of our financial statements and the uncertainties that could impact our results of operations, financial position and cash flows. The application of these accounting policies requires judgment and use of assumptions as to future events and outcomes that are uncertain and, as a result, actual results could differ from these estimates. Refer to Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies for all relevant accounting policies.

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

During the year ended December 31, 2021, we reduced our valuation allowance on net deferred tax assets by $736,000 while the valuation allowance remained at 100% of all net deferred tax assets as of December 31, 2021. We have incurred net taxable losses for 11 of the last 14 years and continue to be in a cumulative loss position at December 31, 2021. In addition, there exists substantial doubt about our ability to continue as a going concern within one year after the date these financials are issued due to operational and financing uncertainties. Accordingly, we have determined there was not sufficient positive evidence regarding our potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, we have determined to continue to provide a 100% valuation allowance on our net deferred tax assets. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, hawse have net operating loss carry-forwards of approximately $62,990,000 as of December 31, 2021, which expire beginning in 2025 through 2041.

We have recently completed the filing of tax returns for the tax years 2012 through 2020. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

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

The estimated fair value of our derivative liabilities, all of which are related to the detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of our Common Stock and interest rates. The detachable warrants issued in connection with the two short-term notes payable (See Note 3) contained full-ratchet, anti-dilution provisions that remain in effect during the term of the warrants while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished. When the related notes payable containing such ratchet and anti-dilution provisions is extinguished, the derivative liability will be adjusted to fair value and the resulting derivative liability will be transitioned from a liability to equity as of such date.

On April 1, 2021, the outstanding warrants treated as derivatives and the related notes payable containing such ratchet and anti-dilution provisions were extinguished through an exchange transaction as described in Note 3. Therefore, the derivative liability was adjusted to fair value and extinguished and included in the gain on extinguishment of notes payable as of the termination date (See Note 10).

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2020	$321
Unrealized derivative gains included in other income/expense for the period	(199)
Extinguishment of derivative liability as part of the exchange of debt for common stock (See Notes 3 and 6)	(122)

Balance at December 31, 2021	$—

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$—	$—
	$—	$—	$—	$—

December 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$321	$321

Determination of Fair Value for Detachable Common Stock Purchase warrants issued in connection with Convertible Notes Payable.

The Company has raised capital through the issuance of convertible debt instruments with detachable warrants to acquire common stock which require an allocation of the proceeds between the debt and equity components of such instruments. The Company has applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2021, (the date of adoption of ASU 2020-06) and those entered into after January 1, 2021 including the 8% Notes issued during the year ended December 31, 2021. As a result, such convertible notes were required to be separated into their debt and equity components because of the issuance of detachable warrants together with the convertible notes. Accordingly, the Company allocated the proceeds of the 8% Notes as follows:

Amount
Proceeds allocated to 8% Notes	$44,000
Proceeds allocated to detachable warrants to purchase Common Stock	606,000

Total proceeds	$650,000

The 8% Notes issued in August 2021 (the “August 8% Notes”) and the 8% Notes issued in October 2021 (the “October 8% Notes”; collectively with the August 8% Notes, the “8% Notes”)) were recorded at their par value less the discount established at their respective origination date. The note discount is amortized over the term of the convertible note utilizing the level-interest method. The following is the assumptions used in calculating the estimated grant-date fair value of the detachable warrants to purchase Common Stock granted in connection with the 8% Notes during the year ended December 31, 2021:

	As of August 30, 2021 (issuance date)	As of October 30, 2021 (issuance date)

Volatility – range	369.4%	367.7%
Risk-free rate	0.77	1.18
Contractual term	5.5 years	5.5 years
Exercise price	$0.50	$0.50
Number of warrants in aggregate	200,000	1,650,000

Following is a summary of activity relative to the 8% Notes as for the year ended December 31, 2021:

Amount
Balance December 31, 2020 – 8% Notes	$—
Issuance of August 8% Notes, at par	100,000
Discount on August 8% Notes at issuance date	(56,000)
Issuance of October 8% Notes, at par	550,000
Discount on October 8% Notes at issuance date	(550,000)
Amortization of discount during the period to interest expense	111,139

Balance December 31, 2021 - 8% Notes	$155,139

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

Stock-based compensation

We grant share-based compensation awards in exchange for employee, director and consultant services, including a stock option plan, grants of restricted stock and common stock purchase warrants issued for services that vest over future periods considering the grantee remains as an employee or service provider to the Company. The fair value of awards granted under the plans are recognized in the Statements of Income (Loss) over the related service period. The fair values of stock options are estimated at the time of each grant using a Black-Scholes option pricing model, and the fair values of restricted stock grants are measured at each grant date using the closing market price on the day of grant. The fair value estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the Company’s performance, and the Company’s performance in relation to its peers. Refer to Note 4 – Stock Based Compensation for further information regarding our outstanding stock options and restricted stock grants and Note 7 – Warrants for further information regarding our outstanding warrants issued for services.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

American Noble Gas Inc (formerly Infinity Energy Resources, Inc.)

Financial Statements and Accompanying Notes

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Noble Gas Inc

(formerly Infinity Energy Resources, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Noble Gas Inc (formerly Infinity Energy Resources, Inc.) (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company must raise significant funds in order to pay its outstanding debt and meet its other obligations, has a stockholders’ deficit and has a significant working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY

April 6, 2022

PCAOB ID Number 587

AMERICAN NOBLE GAS INC

(formerly Infinity Energy Resources, Inc.)

Balance Sheets

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$260,590	$11,042
Account receivable	10,998	—
Prepaid expenses	13,090	—
Deposit to Acquire oil and gas property	—	75,000

Total current assets	284,678	86,042
Oil and gas properties and equipment:
Oil and gas properties and equipment	913,425	—
Accumulated depreciation, depletion and impairment	(92,502)	—

Property and equipment, net	820,923	—

Total assets	$1,105,601	$86,042

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$975,842	$1,190,309
Accrued liabilities (including $-0- and $788,520 due to related party at December 31, 2021 and 2020, respectively)	1,159,403	3,737,580
Accrued interest	643	47,754
Convertible notes payable, net of unamortized discount	376,274	218,563

Total current liabilities	2,512,162	5,194,206

Asset retirement obligations	1,730,264	1,716,003
Convertible promissory notes, net of unamortized discount	28,665	—
Derivative liabilities	—	321

Total liabilities	4,271,091	6,910,530
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; Series A Convertible – 27,778 shares authorized with stated/liquidation value of $100 per share, 22,076 shares issued and outstanding as of December 31, 2021 and no shares issued or outstanding at December 31, 2020	2	—
Common stock, par value $.0001 per share, 500,000,000 shares authorized, 19,012,015 shares issued and outstanding at December 31, 2021 and 18,548,265 shares issued and outstanding at December 31, 2020	1,901	1,855
Additional paid-in capital	115,522,952	110,352,302
Accumulated deficit	(118,690,345)	(117,178,645)
Total stockholders’ deficit	(3,165,490)	(6,824,488)
Total liabilities and stockholders’ deficit	$1,105,601	$86,042

The accompanying notes are an integral part of these financial statements.

AMERICAN NOBLE GAS INC

(formerly Infinity Energy Resources, Inc.)

Statements of Operations

For the Years Ended December 31, 2021 and 2020

	2021	2020

Revenues	$79,002	$—

Operating expenses:
Oil and gas lease operating expense	530,118	—
Depreciation, depletion and amortization	92,502	—
Accretion of asset retirement obligation	836	—
Oil and gas production related taxes	1,060	—
Other general and administrative expenses	1,036,996	316,299

Total operating expenses	1,661,512	316,299

Operating loss	(1,582,510)	(316,299)

Other (expense) income:
Interest expense	(108,052)	(210,931)
Gain on exchange and extinguishment of liabilities	86,602	6,150,142
Change in derivative fair value	199	795

Total other (expense) income	(21,251)	5,940,006

(Loss) income before income taxes	(1,603,761)	5,623,707
Income tax (expense) benefit	—	—

Net (loss) income	(1,603,761)	5,623,707

Convertible preferred stock dividends	(174,449)	—

Net (loss) income attributable to common stockholders	$(1,778,210)	$5,623,707

Basic and diluted net (loss) income attributable to common stockholders per share:
Basic	$(0.09)	$0.39
Diluted	$(0.09)	$0.36
Weighted average shares outstanding – basic and diluted	18,741,187	14,508,755

The accompanying notes are an integral part of these financial statements.

AMERICAN NOBLE GAS INC

(formerly Infinity Energy Resources, Inc.)

Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	—	$—	12,310,733	$1,231	$109,583,945	$(122,802,352)	$(13,217,176)

Stock-based compensation	—	—	—	—	236,225	—	236,225

Issuance of restricted common stock	—	—	5,000,000	500	(500)	—	—

Issuance of common shares pursuant to exchange agreements	—	—	737,532	74	132,682	—	132,756

Issuance of common shares in consideration for deposit to acquire oil and gas property	—	—	500,000	50	74,950	—	75,000

Beneficial conversion feature on issuance of convertible note with detachable warrants to purchase common stock	—	—	—	—	325,000	—	325,000

Net earnings	—	—	—	—	—	5,623,707	5,623,707

Balance, December 31, 2020	—	—	18,548,265	1,855	110,352,302	(117,178,645)	(6,824,488)

Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(252,961)	92,061	(160,900)

Stock-based compensation -	—	—	—	—	550,868	—	550,868

Issuance of preferred stock with detachable warrants to purchase common stock	22,776	2	—	—	1,929,087	—	1,929,089

Issuance of warrants to purchase common stock pursuant to debt settlement agreements	—	—	—	—	1,605,178	—	1,605,178

Extinguishment of liabilities with related parties pursuant to debt settlement agreements	—	—	—	—	1,108,477	—	1,108,477

Issuance of common stock pursuant to debt settlement agreements	—	—	245,000	24	68,576	—	68,600

Issuance of detachable warrants to purchase common stock pursuant to issuance of debt	—	—	—	—	335,896	—	335,896

Issuance of common stock pursuant to conversion of preferred stock	(700)	—	218,750	22	(22)	—	—

Accrual of preferred stock dividends	—	—	—	—	(174,449)	—	(174,449)

Net loss	—	—	—	—	—	(1,603,761)	(1,603,761)

Balance, December 31, 2021	22,076	$2	19,012,015	$1,901	$115,522,952	$(118,690,345)	$(3,165,490)

The accompanying notes are an integral part of these financial statements.

AMERICAN NOBLE GAS INC

(formerly Infinity Energy Resources, Inc.)

Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,603,761)	$5,623,707
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative liability	(199)	(795)
Stock-based compensation	550,868	236,225
Depreciation, depletion and amortization	92,502	—
Accretion of asset retirement obligations	836	—
Gain on settlement of litigation	(23,000)	—
Gain on exchange and extinguishment of liabilities	(179,407)	(6,150,142)
Loss on retirement of convertible note payable	115,805	—
Expiration and charge-off of deposit to acquire oil & gas properties	75,000	—
Amortization of discount on convertible note payable	87,993	133,563
Change in operating assets and liabilities, net of acquisitions of business:

Increase in accounts receivable	(10,998)	—
Increase in prepaid expenses	(13,090)	—
Increase (decrease) in accounts payable	97,303	(61,008)
Decrease in accrued liabilities	(450)	(40,000)
Increase in accrued interest	9,045	61,832
Net cash used in operating activities	(801,553)	(196,618)

Cash flows from investing activities:
Acquisition of oil and gas properties and equipment	(900,000)	—
Net cash used in investing activities	(900,000)	—

Cash flows from financing activities:
Cash dividends paid on preferred stock	(174,449)	—
Repayment of convertible note payable	(453,539)	—
Net proceeds from issuance of convertible preferred stock	1,929,089	—
Issuance of convertible promissory note with detachable warrants to purchase common stock	650,000	—
Repayment of notes payable pursuant to exchange agreements	—	(100,000)
Proceeds from issuance of note payable-related party	—	41,000
Repayment of notes payable - related party	—	(41,000)
Repayment of note payable	—	(19,125)
Net proceeds from issuance of convertible notes payable	—	325,000
Net cash provided by financing activities	1,951,101	205,875

Net increase in cash and cash equivalents	249,548	9,257

Cash and cash equivalents:
Beginning	11,042	1,785
Ending	$260,590	$11,042
Supplemental cash flow information:
Cash paid for interest	$17,737	$15,536
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Assumption of asset retirement obligation related to the purchase of oil and gas properties and equipment	$13,425	$—
Issuance of convertible promissory notes pursuant to debt settlement agreements	$28,665	$—
Issuance of detachable common stock purchase warrants pursuant to debt settlements agreements	$1,605,178	$—
Capital contribution attributable to related party debt extinguishment	$1,108,477	$—
Issuance of common stock pursuant to debt settlement agreements	$68,600	$—
Cumulative effect of adoption of ASU 2020-06	$160,900	$—
Issuance of convertible note payable with detachable warrants to purchase common stock	$335,896	$—
Conversion of Preferred Stock to Common Stock	$22	$—
Issuance of common shares pursuant to exchange agreements	$—	$132,756
Beneficial conversion feature on issuance of convertible note payable with detachable warrants to purchase common stock	$—	$325,000
Issuance of common shares for deposit to acquire oil and gas property	$—	$75,000
Issuance of restricted common stock	$—	$500

The accompanying notes are an integral part of these financial statements.

AMERICAN NOBLE GAS INC

(formerly Infinity Energy Resources, Inc.)

Notes to Financial Statements

December 31, 2021

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Name change

At the Annual Meeting of Stockholders held on October 13, 2021 the stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, changing the Company’s name from Infinity Energy Resources, Inc. to American Noble Gas Inc “AMGAS,” the “Company,” “we,” “us” and “our” refers collectively to American Noble Gas Inc, (formerly Infinity Energy Resources, Inc.), its predecessors and subsidiaries or one or more of them as the context may require.

Reincorporation in Nevada

On December 7, 2021, pursuant to an Agreement and Plan of Merger, American Noble Gas, Inc., a Delaware corporation, merged with and into its wholly owned subsidiary, American Noble Gas Inc, a Nevada corporation (“AMGAS-Nevada” and/or the “Company”) with AMGAS-Nevada continuing as the surviving corporation. In conjunction with the merger, AMGAS-Nevada succeeded to the assets, continued the business and assumed the rights and obligations of the predecessor Delaware corporation existing immediately prior to the merger. The merger was consummated by the filing of a certificate of merger on December 7, 2021 with the Secretary of State of the State of Delaware and articles of merger with the Secretary of State of the State of Nevada. The Agreement and Plan of Merger and transactions contemplated thereby were adopted by the holders of a majority of the outstanding shares of the predecessor company’s common stock, par value, $0.0001 per share and/or Series A Convertible Preferred Stock, par value $0.0001 per share, on an as-converted common stock basis, by written consent in lieu of a special meeting of stockholders, in accordance with the Delaware General Corporation Law.

Pursuant to the Agreement and Plan of Merger, (i) each outstanding share of predecessor’s common stock automatically converted into one share of common stock, par value $0.0001 per share, of AMGAS-Nevada, (ii) each outstanding share of the predecessor’s series A convertible preferred stock automatically converted into one share of series A convertible preferred stock, par value $0.0001 per share of AMGAS-Nevada, and (iii) each outstanding option, right or warrant to acquire shares of predecessor common stock converted into an option, right or warrant to acquire an equal number of shares of AMGAS-Nevada common stock under the same terms and conditions as the original options, rights or warrants.

Similar to the shares of predecessor common stock prior to the merger, the shares of AMGAS-Nevada common stock are quoted on the OTCQB tier operated by the OTC Markets Group Inc. under the symbol “IFNY”. In accordance with the Agreement and Plan of Merger, each outstanding certificate previously representing shares of the predecessor’s common stock or series A preferred stock automatically represents, without any action of the predecessor’s stockholders, the same number of shares of AMGAS-Nevada common stock or series A preferred stock, as applicable.

Pursuant to the Agreement and Plan of Merger, the directors and officers of the predecessor company immediately prior to the merger became the directors and officers of AMGAS-Nevada and continued their respective directorship or services with the Company on the same terms as their respective directorship or service with the predecessor registrant immediately prior to the merger.

As a result of the merger, the internal affairs of the Company ceased to be subject to the Delaware General Corporation Law or governed by the predecessor’s Delaware Certificate of Incorporation, as amended and its bylaws. As of the December 7, 2021 merger date, the Company is now subject to the Nevada Revised Statutes and is governed by the Company’s Articles of Incorporation and Bylaws as filed in the State of Nevada.

Quotation of Common Stock on OTCQB

Effective, July 13, 2021, the Company’s Common Stock was approved for quotation on the OTCQB® Venture Market under the symbol “IFNY.”

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

We, Core, and Seller entered into the Side Letters on September 2, 2020 and March 31, 2021, pursuant to which we and Core agreed to set the closing date of the acquisition of the Properties under the Asset Purchase Agreement to April 1, 2021. Pursuant to the Side Letters, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through April 1, 2021.

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

We commenced rework of the existing production wells after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties existing oil and gas reserves while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the Properties enumerated above, as well as satisfying our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the Properties.

COVID–19 Pandemic

The financial statements contained in this Annual Report on Form 10-K as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2021. Economies throughout the world continue to suffer disruptions by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (COVID-19) including the recent rise of the new Omicron variant. In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally followed by the recent resurgence in oil and natural gas prices. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the COVID-19 pandemic will cease to impact our business and the results of our operations. In reading this Annual Report on Form 10-K, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of COVID-19.

Going Concern

The Company has incurred net losses from operations, has a net stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the year ended December 31, 2021. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund the (i) development of the Properties acquired on April 1, 2021; (ii) funding our obligations for exploration and development under the Farmout Agreement; (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2022 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations during the year ended December 31, 2021. In that regard, on March 31, 2021, the Company and six creditors entered into Debt Settlement Agreements which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. On April 1, 2021, the Company and the holders of two notes payable that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $123,830 as of April 1, 2021. The Company has made substantial progress in resolving its financial obligations: however, there is in excess of $1.9 million of old unpaid accounts payable and accrued liabilities that the Company believes that it may not have to pay based on the relevant Statute of Limitations on repayment.

The Company will have significant financial commitments to execute its planned exploration and development of the Properties and the Hugoton Gas Field. The Company may find it necessary to raise substantial amounts of debt or equity capital to fund such exploration and development activities and may seek offers from industry operators and other third parties for interests in the Properties in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. There can be no assurance that it will be able to obtain such new funding or be able to reach agreements with industry operators and other third parties or on what terms.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. The Company’s policy is that all highly liquid investments with an original maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with several financial institutions. At December 31, 2021 and December 31, 2020, the uninsured balance amounted to $10,504 and $-0-, respectively.

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

The Company has performed workovers of the wells subsequent to the Properties purchase which was necessary to put the lease back into production status. Therefore, these tangible and intangible workover costs were expensed as lease operating expenses rather than capitalized in the full cost pool in the years ended December 31, 2021. In addition, the Company is currently evaluating the Properties for oil and gas reserves and specifically the potential for noble gas reserves such as helium, argon and krypton. Based on these evaluations, the Company may redirect its efforts to the production of noble gases rather than crude oil on the Properties. These noble gas evaluation costs have also been expensed as lease operating costs during the year ended December 31, 2021.

The accounting for, and disclosure of, oil and gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, which were zero at December 31, 2021 and 2020, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

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

The ceiling test is computed using the simple average spot price for the trailing twelve-month period using the first day of each month. For the period ended December 31, 2021, the trailing twelve-month reference price was $67.99 per barrel for the West Texas Intermediate oil at Cushing, Oklahoma. This reference price for oil is further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and gas properties may not be reversed in subsequent periods. There were no ceiling test write-downs for the year ended December 31, 2021.

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

Issuance of Debt Instruments With Detachable Stock Purchase Warrants

Proceeds from the issuance of a debt instrument with stock purchase warrants (detachable call options) are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants are recorded as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. Such issuances generally result in a discount (or, occasionally, a reduced premium) relative to the debt instrument, which is amortized to interest expense using the effective interest rate method.

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

During the year ended 2021, the Company acquired the Kansas Properties and assumed the related asset retirement obligation existing at the date of acquisition. The asset retirement obligation assumed for the Kansas Properties relates to the plug and abandonment costs when the wells acquired are no longer useful. The Company determined the value of the liability by obtaining quotes for this service and estimated the increased costs that the Company will face in the future. We then discounted the future value based on an intrinsic interest rate that is appropriate for us. If costs rise more than what we have expected there could be additional charges in the future, however, we monitor the costs of the abandoned wells and we will adjust this liability if necessary.

As of December 31, 2020, the Company had divested all of its domestic oil properties that contain operating and abandoned wells in Texas, Colorado and Wyoming. The Company may have obligations related to the divestiture of certain abandoned non-producing domestic leasehold properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. Management believes the Company has been relieved from asset retirement obligation related to Infinity-Texas because of the sale of its Texas oil and gas properties in 2011 and its sale of 100% of the stock in Infinity-Texas in 2012. The Company has recognized an additional liability of $734,897 related to its former Texas oil and gas producing properties (included in asset retirement obligations) to recognize the potential personal liability of the Company and its officers for the Infinity-Texas oil and gas properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. In addition, management believes the Company has been relieved from asset retirement obligations related to Infinity-Wyoming because of the sale of its Wyoming and Colorado oil and gas properties in 2008; however, the Company has recognized since 2012 an additional liability of $981,106 related to its former Wyoming and Colorado oil and gas producing properties (included in asset retirement obligations) to recognize the potential liability of the Company and its officers should the new owner not perform its obligations to reclaim abandoned wells in a timely manner.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2021 and 2020 and during the years then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (Note 3), those warrants were required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in operations.

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

The estimated fair value of various derivative liabilities, which are related to detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, and current interest rates. The fair values for the warrant derivatives as of December 31, 2021 and 2020 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$—	$—
	$—	$—	$—	$—

December 31, 2020	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$—	$321	$321
	$—	$—	$321	$321

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the years ended December 31, 2021 and 2020.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $-0- at December 31, 2021 and 2020.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of December 31, 2021 and 2020.

Stock-based compensation

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

Basic and Diluted Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of shares of Common Stock outstanding. Diluted net earnings (loss) per share is based on the assumption that all dilutive convertible shares, warrants and stock options were converted or exercised or excluded from the calculations if their inclusion would be antidilutive. Dilution is computed by applying the if-converted/treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of Common Stock at the average market price during the period. The Company has outstanding convertible promissory notes payable and Convertible Preferred Stock both of which is potentially dilutive. Such potential dilutive effect is included in diluted earnings (loss) per share at the beginning of the period (or at the time of issuance, if later) if they have a dilutive effect or such potentially dilutive securities are excluded from the calculations if their inclusion would be antidilutive.

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

During the year ended December 31, 2021, the Company had outstanding the following securities that were potentially dilutive; 1) Series A Convertible Preferred Stock, 2) Convertible Note Payable through its retirement on March 26, 2021, 3) 3% Convertible Promissory Notes issued on March 31, 2021, 4) 8% Convertible Promissory Note issued on August 30, 2021, 5) 8% Convertible Promissory Notes issued on October 29, 2021, 6) Common Stock purchase warrants and 7) stock purchase options. The inclusion of all potentially dilutive securities in diluted income (loss) for the year ended December 31, 2021 were excluded because of their anti-dilutive effect because of the net loss reported for the year ended December 31, 2021.

During the year ended December 31, 2020, the shares of Common Stock issuable upon conversion of the August Note were considered Common Stock equivalents and therefore the dilutive effect of such issuance was included in the computation of diluted income (loss) per share. All shares of Common Stock issuable upon conversion of convertible debt (other than the August Note) and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share for the year ended December 31, 2020.

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

Recent Accounting Pronouncements

Reference Rate Reform. - In March 2020, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update which provides optional expedients and expectations for applying GAAP to contracts, hedging relationships and other transactions to ease financial reporting burdens to the expected market transition from the London Interbank Offered Rate (“LIBOR”) or another reference rate to alternative reference rates. The amendments in this accounting standards update became effective March 12, 2020, and an entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on the Company’s financial statements.

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

Note 2 – Oil and Gas Properties and Equipment

Oil and gas properties and equipment is comprised of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Oil and gas production equipment	$913,425	$—
Less: Accumulated depreciation, depletion and amortization	(92,502)	—
Oil and gas properties and equipment, net	$820,923	$—

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

The following represents the purchase price allocation for the Oil & Gas Properties Acquisition for $900,000 in cash. The Oil & Gas Property Acquisition qualify as an asset acquisition. As such, AMGAS recognized the assets acquired and liabilities assumed at their fair values as of April 1, 2021, the date of closing. The fair value of the Oil & Gas Properties acquired approximate the value of the consideration paid, and the asset retirement obligation to be assumed, which management has concluded approximates the fair value that would be paid by a typical market participant. As a result, neither goodwill nor a bargain purchase gain will be recognized related to the acquisition.

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

The following table summarizes the allocation of the assets acquired and the liabilities assumed related to the Oil & Gas Properties:

Amount
Oil and gas properties, subject to depreciation, depletion and amortization	$913,425
Asset retirement obligation assumed	(13,425)
Total purchase price of the Oil & Gas Properties	$900,000

Note 3 – Debt Obligations

Debt obligations is comprised of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Notes payable:
3% Convertible promissory notes payable	$28,665	$—
8% Convertible promissory notes payable (less discount of $273,726 and $-0- as of December 31, 2021 and 2020, respectively)	376,274	$—
Convertible note payable, (less discount of $-0- and $231,606 as of December 31, 2021 and 2020, respectively)	—	133,563
Note payable	—	50,000
Note payable	—	35,000

Total notes payable	404,939	218,563
Less: Long-term portion	28,665	—
Notes payable, short-term	$376,274	$218,563

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2022	$376,274
2023	—
2024	—
2025	—
2026	28,665
2027	—
Total	$404,939

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

An aggregate of $2,577,727 of the total accounts payable and accrued liabilities that were extinguished were with five related parties. Such related parties were issued $25,777 principal balance of the 3% Convertible Promissory Notes and warrants to purchase 5,155,454 shares of Common Stock in exchange for the extinguishment of their respective debt obligations. See Note 10.

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

On October 29, 2021, the Company and three accredited investors (the “October 8% Note Investors”) agreed whereby the Company issued an unsecured convertible note due October 29, 2022 (the “October 8% Note”), with an aggregate principal face amount of approximately $550,000. The October 8% Notes are, subject to certain conditions, convertible into an aggregate of 1,100,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued five and one half-year common stock purchase warrants to purchase up to 1,650,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “October 8% Note Warrants”) which are immediately exercisable. The October 8% Note Investors purchased the October 8% Notes and October 8% Note Warrants from the Company for an aggregate purchase price of $550,000 and the proceeds were used for general working capital purposes. The Company also granted the October 8% Note Investors certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the October 8% Note Warrants and the conversion of the October 8% Notes unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the Closing Date.

The 8% Note and the October 8% Notes all bear interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 120% of the principal amount of the underlying notes and any accrued and unpaid interest. Fifty percent (50%) of the 8% Note and the October 8% Notes shall be mandatorily repaid in cash in an amount equal to 120% of the principal amount of the underlying notes and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 and one-hundred percent (100%) of the underlying notes plus accrued interest shall be mandatorily repaid in an amount equal to 120% of outstanding principal and interest in cases in which the Company receives gross proceeds of at least $3,000,000. In addition, pursuant to the 8% Notes and the October 8% Notes, so long as the underlying notes remain outstanding, the Company cannot enter into any financing transactions pursuant to which the Company sells its securities at a price lower than $0.50 cents per share without the written consent of the 8% Note Investors.

The conversion of the 8% Note and the October 8% Notes and the exercise of the underlying warrants are each subject to beneficial ownership limitations such that the 8% Note Investor and the October 8% Note Investors may not convert the underlying notes or exercise the underlying warrants to the extent that such conversion or exercise would result in any of the investors being the beneficial owner in excess of 4.99% (or, upon election of the investors, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The Company and the 8% Note Investor and the October 8% Note Investors agreed that for so long as the underlying warrants remain outstanding, the investor have the right to participate in any issuance of Common Stock, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of such subsequent financing.

The underlying notes and warrants contain customary events of default, representations, warranties, agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto, as applicable.

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

The Company has applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2021, (the date of adoption of ASU 2020-06) and those entered into after January 1, 2021 including the 8% Note. As a result, the 8% Note and October 8% Notes were required to be separated into its debt and equity components based on their relative fair values because of the issuance of detachable warrants together with the 8% Note and the October 8% Notes. Accordingly, the Company allocated the proceeds of the 8% note as follows:

Amount
Proceeds allocated to 8% convertible note	$314,104
Proceeds allocated to detachable warrants to purchase common stock	335,896

Total proceeds	$650,000

The 8% Note and October 8% Notes were recorded at their par value less the discount established at its origination date. The note discount is amortized over the term of the convertible note utilizing the level-interest method. The following is the assumptions used in calculating the estimated grant-date fair value of the detachable warrants to purchase common stock granted in connection with the 8% Note and the October 8% Note during the year ended December 31, 2021:

	As of August 30, 2021 (issuance date)	As of October 30, 2021 (issuance date)

Volatility – range	369.4%	367.7%
Risk-free rate	0.77%	1.18%
Contractual term	5.5 years	5.5 years
Exercise price	$0.50	$0.50
Number of warrants in aggregate	200,000	1,650,000

Following is a summary of activity relative to the 8% Note and October 8% Notes as for the year ended December 31, 2021:

Amount
Balance December 31, 2020 – 8% Convertible Notes	$—
Issuance of 8% Note, at par	100,000
Discount on 8% Note at issuance date	(35,897)
Issuance of October 8% Notes, at par	550,000
Discount on October 8% Notes at issuance date	(299,999)
Amortization of discount during the period to interest expense	62,170

Balance December 31, 2021 - 8% Convertible Notes	$376,274

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

On March 26, 2021, the Company exercised its right to retire the August Note in conjunction with the issuance of Convertible Preferred Stock (See Note 3 and 10). In accordance with the prepayment provisions contained in the August Note, the Company paid all principal, accrued interest and the 15% prepayment premium as follows:

Amount
Principal balance at par	$365,169
Remaining discount included in principal balance	(44,883)
Accrued interest	17,448
Prepayment premium (including remaining discount due to early retirement)	115,805

Total payment to retire the August Note	$453,539

The prepayment premium was charged to non-operating expense as a loss from retirement of convertible note payable (See Note 10).

Following is a summary of the August Note as for the year ended December 31, 2021:

Amount
Balance December 31, 2020 - August Note	$133,563
Cumulative effect of adoption of ASU 2020-06	160,900
Amortization of discount through the March 26, 2021 retirement date	25,823
Remaining discount recognized as a loss from retirement of convertible note payable	44,883
Retirement of August Note at par value on March 26, 2021	(365,169)

Balance December 31, 2021 - August Note	$—

Note Payable – Short-term

On December 27, 2013, the Company borrowed $1,050,000 under an unsecured credit facility with a private, third-party lender. The facility is represented by a promissory note (the “December 2013 Note”) with an original maturity date of March 12, 2014.

In connection with the December 2013 Note, the Company granted the lender a warrant (the “December 2013 Warrant”) exercisable to purchase 100,000 shares of its Common Stock at an exercise price of $15.00 per share. In connection with an extension to April 2015, the Company and such lender amended the date for exercise of the December 2013 Warrant to be a period commencing April 7, 2015 and expiring on the third anniversary of such date. The Company issued no additional warrants to the lender in connection with the extension of the December 2013 Note to the new April 2015 maturity date (the “New Maturity Date”). If the Company failed to pay the December 2013 Note on or before the New Maturity Date, the number of shares issuable under the December 2013 Warrant increases to 1,333,333 and the exercise price drops to $0.75 per share. All other terms of the December 2013 Warrant remained the same. The December 2013 Warrant has been treated as a derivative liability whereby the value of December 2013 Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability is revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The discount is amortized ratably through the original maturity date and each of the extended maturity dates. The December 2013 Warrant expired as of December 31, 2020 and is no longer exercisable.

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

The December 2013 Warrant was treated as a derivative liability whereby the value of the December 2013 Warrant is estimated at the date of grant and recorded as a derivative liability and as a discount on the note payable. The warrant liability was revalued to fair value at each reporting date with the corresponding income (loss) reflected in the statement of operations as change in derivative liability. The December 2013 Warrant expired in 2019 and is not deemed outstanding as of December 31, 2021 and 2020. The discount was amortized ratably through the original maturity date and each of the extended maturity dates. The Company recognized the value of the 20,000 shares of Common Stock issued ($104,000) and the increased value of the outstanding warrants due to the decrease in their exercise price ($68,716) as an additional discount on the December 2013 Note to be amortized ratably over the extended term of such note.

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

A summary of the gain on exchange and extinguishment of debt and the related accrued interest as of and for the year ended December 31, 2020 follows:

Amount
Principal balance of December 2013 Note extinguished as a result of the Exchange	$1,000,000

Accrued interest extinguished as a result of the Exchange	542,762

Total obligations extinguished as a result of the Exchange	1,542,762

Cash payment to Holder as a result of the Exchange	(100,000)

Value of Common Stock issued as a result of the Exchange	(132,756)

Gain on extinguishment of debt and related accrued interest	$1,310,006
Gain on extinguishment of debt and related accrued interest – per basic share	$0.09
Gain on extinguishment of debt and related accrued interest – per fully-diluted share	$0.08

Other notes payable

The Company had short-term notes outstanding with entities or individuals as follows:

●	On July 7, 2015, the Company borrowed a total of $50,000 from an individual under a convertible note payable with the conversion rate of $5.60 per share. The term of such note was for a period of 90 days and bears interest at 8% per annum. In connection with the loan and subsequent extensions, the Company issued the individual a warrant for the purchase of 5,000 shares of Common Stock at $5.60 per share for a period of five years from the date of such note and/or extensions. The ratchet provision in such warrant requires that such warrant be accounted for as derivative liability. The related warrant derivative liability balance was $72 and $189 as of April 1, 2021 (the extinguishment date) and December 31, 2020, respectively. See Note 6.

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274 which was recorded in the year ended December 31, 2021.

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

On April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which was recorded in the year ended December 31, 2021.

Note 4 – Accrued liabilities

Accrued liabilities consist of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Accrued compensation (see Notes 3 and 13)	$—	$1,425,708
Accrued board of director fees (see Notes 3 and 13)	—	363,500
Accrued accounting services – Related party (see Notes 3 and 13)	—	762,407
Accrued rent	614,918	614,918
Accrued Nicaragua Concession fees	544,485	544,485
Accrued financing costs – Related party (see Notes 3 and 13)	—	26,113
Accrued franchise taxes	—	449

Total accrued liabilities	$1,159,403	$3,737,580

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

On March 31, 2021, the Company and six creditors entered into Debt Settlement Agreements which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. Such creditors included those described in the above table as: 1) accrued compensation, 2) accrued board of director’s fees, 3) accrued accounting services and 4) accrued financing costs. (See Note 3, 7 and 13)

Note 5 – Stock-Based Compensation

Total stock-based compensation is comprised of the following for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Stock-based compensation – stock option grants	$178,498	$—

Stock-based compensation – restricted stock grants	325,000	236,225

Stock-based compensation – warrants issued for services pursuant to USNG Letter Agreement (See Note 7)	47,370	—

Total stock-based compensation	$550,868	$236,225

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

At the Annual Meeting of Stockholders held on October 13, 2021 and the stockholders approved the 2021 Plan and the Company reserved 5,000,000 shares for issuance under the 2021 Plan. At the Annual Meeting of Stockholders held on September 25, 2015 and the stockholders approved the 2015 Plan and the Company reserved 500,000 shares for issuance under the 2015 Plan.

The 2021 Plan and the 2015 Plan provide for under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 5,500,000 shares of the Company’s Common Stock is reserved for issuance under the 2021 and 2015 Plan. Options granted under the 2021 Plan and 2015 Plan allow for the purchase of shares of Common Stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company has issued stock options and restricted stock awards that are not pursuant to a formal plan with terms similar to the 2021 and 2015 Plans.

As of December 31, 2021, 5,500,000 shares were available for future grants under the 2021 Plan and the 2015 Plan. All other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility based on historical volatility. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were 1,800,000 options granted during the year ended December 31, 2021 and there were no stock options granted during the year ended December 31, 2020.

Stock option grants

The following table summarizes stock option activity for years ended December 31, 2021 and 2020:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	332,000	$41.86	2.29 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2020	332,000	$41.86	1.28 years	$—
Granted	1,800,000	0.50
Exercised	—	—
Forfeited	(240,000)	(46.41)
Outstanding at December 31, 2021	1,892,000	$1.93	9.07 years	$—
Outstanding and exercisable at December 31, 2021	92,000	$30.00	2.03 years	$—

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2021:

	Outstanding options		Exercisable options
Exercise price per share	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.50	1,800,000	9.43 years	—	—
$30.00	92,000	2.03 years	92,000	2.03 years

Total	1,892,000	9.07 years	92,000	2.03 years

The following is the assumptions used in calculating the estimated grant-date fair value of the stock options granted during the year ended December 31, 2021:

As of June 4, 2021 (issuance date)

Volatility – range	286.6%
Risk-free rate	1.56%
Contractual term	10.0 years
Exercise price	$0.50
Number of options in aggregate	1,800,000

The Company recorded stock-based compensation expense in connection with the vesting of stock options granted aggregating $178,498 and $-0- for the years ended December 31, 2021 and 2020, respectively.

The total grant date fair value of the 1,800,000 stock options issued during the year ended December 31, 2021 was $305,997 in total or $0.17 per share and there were no stock options granted during the year ended December 31, 2020.

The intrinsic value as of December 31, 2021 related to the vested and unvested stock options as of that date was $-0-. The unrecognized compensation cost as of December 31, 2021 related to the unvested stock options as of that date was $127,499 which will be amortized over the next five months in accordance with the respective vesting scale.

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

A summary of all restricted stock activity under the equity compensation plans for the years ended December 31, 2021 and 2020 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2019	750,000	$0.13
Granted	5,000,000	0.13
Vested	(2,000,000)	(0.13)
Forfeited	—	—
Nonvested balance, December 31, 2020	3,750,000	0.13
Granted	—	—
Vested	(2,500,000)	(0.13)
Forfeited	—	—
Nonvested balance, December 31, 2021	1,250,000	$0.13

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted stock grants aggregating $325,000 and $236,225 during the years ended December 31, 2021 and 2020, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of December 31, 2021, there were $162,500 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next six months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2022	1,250,000
2023	—

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

On April 1, 2021, the outstanding warrants treated as derivatives and the related notes payable containing such ratchet and anti-dilution provisions were extinguished through an exchange transaction as described in Note 3. Therefore, the derivative liability was adjusted to fair value and extinguished and included in the gain on extinguishment of notes payable as of the termination date (See Note 10).

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2020	$321
Unrealized derivative gains included in other income/expense for the period	(199)
Extinguishment of derivative liability as part of the exchange of debt for common stock (See Note 3 & 6)	(122)

Balance at December 31, 2021	$—

Note 7 – Warrants

The following table summarizes warrant activity for the years ended December 31, 2021 and 2020:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2019	946,943	$1.78
Issued pursuant to convertible note agreements (see Note 3)	800,000	0.50
Forfeited/expired	(218,563)	(5.05)

Outstanding and exercisable at December 31, 2020	1,528,380	0.65
Issued in connection with issuance of Series A convertible preferred stock (See Note 3)	5,256,410	0.39
Issued in connection with issuance of 3% convertible promissory notes (see Note 3 & 13)	5,732,994	0.50
Issued in connection with issuance of 8% convertible promissory notes (see Note 3)	1,850,000	0.50
Issued pursuant to USNG Letter Agreement	3,260,000	0.50
Forfeited/expired	(47,000)	(5.22)

Outstanding and exercisable at December 31, 2021	17,580,784	$0.47

The weighted average term of all outstanding common stock purchase warrants was 4.6 years as of December 31, 2021. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of December 31, 2021.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of December 30, 2021:

	Outstanding and exercisable warrants
Exercise price per share	Number of warrants	Weighted average remaining contractual life
$0.39	5,256,410	4.7 years
$0.50	12,324,374	4.5 years

Total	17,580,784	4.6 years

Warrants issued pursuant to USNG Letter Agreement

On November 9, 2021, the Company entered into a letter agreement (the “USNG Letter Agreement”) with U.S. Noble Gas, LLC (“USNG”), pursuant to which USNG will provide consulting services to the Company for exploration, testing, refining, production, marketing and distribution of various potential reserves of noble gases and rare earth element/minerals on the Company’s recently acquired 11,000-acre oil & gas properties in the Otis Albert Field located on the Central Kansas Properties. The USNG Letter Agreement would cover all of the noble gas, specifically including helium, and rare earth elements/minerals potentially existing on the Central Kansas Properties and the Company’s future acquisitions, if any.

The USNG Letter Agreement also provides that USNG will supply a large vessel designed for flows up to 5,000 barrels of water per day at low pressures, known as a gas extraction/separator unit. The gas extraction/separator unit is a dewatering vessel that the Company may use for multiple wells in the future.

The USNG Letter Agreement requires the Company to establish a four-member board of advisors (the “Board of Advisors”) comprised of various experts involved in noble gas and rare earth elements/minerals. The Board of Advisors will help attract both industry partners and financial partners for developing a large helium, noble gas and/or rare earth element/mineral resources that may exist in the region where the Company currently operates. The industry partners would include helium, noble gas and/or rare earth element/mineral purchasers and exploration and development companies from the energy industry. The financial partners may include large family offices or small institutions.

The Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision as of December 31, 2021.

In consideration for the consulting services to be rendered and pursuant to the terms of the USNG Letter Agreement, the Company issued warrants to purchase, in the aggregate, 2,060,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $0.50 (the “Exercise Price”) to three of USNG’s principal consultants and four third-party service providers. The Company was also required to issue warrants to purchase, in the aggregate, 1,200,000 shares of Common Stock at $0.50 per share exercise price to three members of the Board of Advisors. The Company granted a total of 3,260,000 warrants to purchase its Common Stock with an exercise price of $0.50 per share in connection with the USNG Letter Agreement and the arrangements described therein. The warrants expire five years after the date of the USNG Letter Agreement.

The fair value of the warrants to purchase common stock in consideration for services to be rendered under the USNG Letter Agreement with USNG is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the warrant, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of warrants granted, the Company considered the historical pattern of warrant exercises behavioral traits and determined that the expected term should be 5 years. Expected volatilities used in the valuation model are based on the expected volatility based on historical volatility. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates.

The following is the assumptions used in calculating the estimated grant-date fair value of the warrants issued pursuant to the USNG Letter Agreement granted during the year ended December 31, 2021:

As of November 9, 2021 (issuance date)

Volatility – range	359.3%
Risk-free rate	1.08%
Expected term	5.0 years
Exercise price	$0.50
Number of warrants in aggregate	3,260,000

The Company recognized $47,370 of compensation expense relative to the 3,260,000 warrants to purchase common stock issued pursuant to the USNG Letter Agreement during the year ended December 31, 2021. There have been no exercises or forfeitures of the warrants to purchase common stock relative to the USNG Letter during the years ended December 31, 2021 and 2020.

The total grant date fair value of the 3,260,000 warrants to purchase common stock issued pursuant to the USNG Letter Agreement during the year ended December 31, 2021 was $1,434,313 in total or $0.44 per share. Total unrecognized compensation cost related to the 3,260,000 warrants to purchase common stock issued pursuant to the USNG Letter Agreement, as of December 31, 2021 was $1,386,943 which will be amortized over the next fifty-eight months.

Note 8 – Stockholder’s Deficit

Name change

At the Annual Meeting of Stockholders held on October 13, 2021 the stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, changing the Company’s name to American Noble Gas, Inc.

Stockholder Written Consent Amendment

At the Annual Meeting of Stockholders held on October 13, 2021 the stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, removing the provision providing that any action taken by the stockholders by written consent in lieu of a meeting requires that all of the Company’s stockholders entitled to vote on such action consent in writing thereto.

2021 American Noble Gas, Inc. Stock Option and Restricted Stock Plan

At the Annual Meeting of Stockholders held on October 13, 2021 and the stockholders approved the 2021 Plan and the Company reserved 5,000,000 shares for issuance under the 2021 Plan.

Reincorporation in Nevada

On December 7, 2021, pursuant to an Agreement and Plan of Merger, American Noble Gas, Inc., a Delaware corporation, merged with and into its wholly owned subsidiary, American Noble Gas Inc, a Nevada corporation (“AMGAS-Nevada” and/or the “Company”) with AMGAS-Nevada continuing as the surviving corporation. In conjunction with the merger, AMGAS-Nevada succeeded to the assets, continued the business and assumed the rights and obligations of the predecessor Delaware corporation existing immediately prior to the merger. The merger was consummated by the filing of a certificate of merger on December 7, 2021 with the Secretary of State of the State of Delaware and articles of merger with the Secretary of State of the State of Nevada. The Agreement and Plan of Merger and transactions contemplated thereby were adopted by the holders of a majority of the outstanding shares of the predecessor company’s common stock, par value, $0.0001 per share and/or Series A Convertible Preferred Stock, par value $0.0001 per share, on an as-converted common stock basis, by written consent in lieu of a special meeting of stockholders, in accordance with the Delaware General Corporation Law.

Pursuant to the Agreement and Plan of Merger, (i) each outstanding share of predecessor’s common stock automatically converted into one share of common stock, par value $0.0001 per share, of AMGAS-Nevada, (ii) each outstanding share of the predecessor’s series A convertible preferred stock automatically converted into one share of series A convertible preferred stock, par value $0.0001 per share of AMGAS-Nevada, and (iii) each outstanding option, right or warrant to acquire shares of predecessor common stock converted into an option, right or warrant to acquire an equal number of shares of AMGAS-Nevada common stock under the same terms and conditions as the original options, rights or warrants.

Similar to the shares of predecessor common stock prior to the merger, the shares of AMGAS-Nevada common stock are quoted on the OTCQB tier operated by the OTC Markets Group Inc. under the symbol “IFNY”. In accordance with the Agreement and Plan of Merger, each outstanding certificate previously representing shares of the predecessor’s common stock or series A preferred stock automatically represents, without any action of the predecessor’s stockholders, the same number of shares of AMGAS-Nevada common stock or series A preferred stock, as applicable.

Pursuant to the Agreement and Plan of Merger, the directors and officers of the Predecessor company immediately prior to the merger became the directors and officers of AMGAS-Nevada and continued their respective directorship or services with the Company on the same terms as their respective directorship or service with the predecessor registrant immediately prior to the merger.

As a result of the merger, the internal affairs of the Company ceased to be subject to the Delaware General Corporation Law or governed by the predecessor’s Delaware Certificate of Incorporation, as amended and its bylaws. As of the December 7, 2021 merger date, the Company is now subject to the Nevada Revised Statutes and is governed by the Company’s Articles of Incorporation and Bylaws as filed in the State of Nevada.

Common Stock

At the Annual Meeting of Stockholders held on October 13, 2021 the stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, increasing the Company’s authorized shares of common stock from 75,000,000 shares to 500,000,000 shares.

As of December 31, 2021 the Company is authorized to issue up to 500,000,000 common shares with a par value of $0.0001 per share.

Series A Convertible Preferred Stock

As of December 31, 2021, the Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.0001 per share.

The following summarizes the activity in Series A Convertible Preferred Stock for the years ended December 31, 2021 and 2020:

Number of Shares
Outstanding at December 31, 2019	—
Issued	—
Converted to common stock	—

Outstanding at December 31, 2020	—
Issued	22,776
Converted to common stock	(700)

Outstanding at December 31, 2021	22,076

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

On March 26, 2021 the Company entered into a securities purchase agreement with five (5) accredited investors providing for an aggregate investment of $2,050,000 by the investors for the issuance by the Company to them of (i) 22,776 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated/liquidation value of $100 per share; and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 5,256,410 shares of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments thereunder. The Series A Convertible Preferred stock is convertible into an aggregate of up to 7,117,500 shares of Common Stock. Holders of the Warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the Warrant Shares within six (6) months following the Closing Date, as defined in the Warrants, by exercising on a cashless basis pursuant to the formula provided in the Warrants. Net proceeds from the issuance of Series A Convertible Preferred Stock totaled $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company intends to use the proceeds of the Series A Convertible Preferred Stock offering to complete the acquisition and development of the Properties, to pay-off the outstanding convertible notes payable (See Note 3) and for general working capital purposes.

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

The Company has accrued and paid preferred dividends totaling $174,449 and $-0- relative to the Series A Convertible Preferred Stock which was charged to additional paid in capital as during the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, a holder of Series A Convertible Preferred Stock exercised its right to convert 700 shares of Series A Convertible Preferred Stock into 218,750 shares of common stock.

Note 9 – Income Taxes

The provision for income taxes consists of the following:

For the Year Ended December 31,
	2021	2020

Current income tax expense (benefit)	$—	$—
Deferred income tax benefit	—	—
Total income tax expense (benefit)	$—	$—

The effective income tax rate on continuing operations varies from the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2021	2020
Federal income tax rate	21.0%	21.0%
State income tax rate	4.7	4.6
Stock-based compensation	(32.6)	0.5
Exchange of debt for equity instruments	(38.7)	—
Change in valuation allowance	43.8	(25.4)
Other, net	1.8	(0.7)

Effective tax rate	—%	—%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	For the Years Ended December 31,
	2021	2020

Deferred tax assets:
Accruals and other	$294,000	$949,000
Asset retirement obligations	435,000	435,000
Prepaid expenses	—	20,000
Stock-based compensation	340,000	811,000
Alternative minimum tax credit carry-forward	—	—
Net operating loss carry-forward	16,000,000	15,576,000
Gross deferred tax assets	17,069,000	17,791,000
Depreciation and amortization	(14,000)	—
Net deferred tax assets	17,055,000	17,791,000
Less valuation allowance	(17,055,000)	(17,791,000)
Deferred tax asset	$—	$—

The effective income tax rate on earnings (loss) before income tax benefit varies from the 21% statutory federal income tax rate primarily due to Company providing a 100% reserve on its net deferred tax assets as of December 31, 2021 and 2020.

During the year ended December 31, 2021, the Company reduced its valuation allowance on net deferred tax assets by $736,000 while the valuation allowance remained at 100% of all net deferred tax assets as of December 31, 2021. The Company has incurred net taxable losses for 11 of the last 14 years and continues to be in a cumulative loss position at December 31, 2021. In addition, there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financials are issued due to the operational and financing uncertainties. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $62,990,000 as of December 31, 2021, which expire from 2025 through 2041.

The Company has recently completed the filing of tax returns for the tax years 2012 through 2020. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

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

Note 10 – Gain on Exchange and Extinguishment of Liabilities

During the years ended December 31, 2021 and 2020, the Company recorded gains on the extinguishment of liabilities through the negotiation of settlements with certain creditors and through the operation of law as follows:

	Year ended December 31,
	2021	2020

Gain (loss) on Exchange and Extinguishment of Liabilities:
Gain on exchange and extinguishment of liabilities	$124,177	$—
Gain from settlement of litigation (See Note 12)	23,000	—
Loss from retirement of convertible note payable (See Notes 3)	(115,805)	—
Extinguishment of trade payables	—	4,840,136
Gain from exchange and extinguishment of notes payable (See Note 3)	55,230	1,310,006

Total	$86,602	$6,150,142

Gain on exchange and extinguishment of liabilities

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

Note 11 – Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the years ended December 31, 2021 and 2020:

Amount

Asset retirement obligation at December 31, 2019	$1,716,003
Liabilities added	—
Accretion expense during the period	—

Asset retirement obligation at December 31, 2020	1,716,003
Liabilities added from acquisition of Oil & Gas Properties (See Note 2)	13,425
Accretion expense during the period	836

Asset retirement obligation at December 31, 2021	$1,730,264

The $1,716,003 asset retirement obligation existing at December 31, 2019 and 2020 and in years prior to 2019 represented the remaining potential liability for wells AMGAS had owned in Texas and Wyoming prior to their sales/disposal in 2012. AMGAS was not in compliance with then existing federal, state and local laws, rules and regulations for its previously owned Texas and Wyoming domestic oil and gas properties. Regardless, that all previously owned domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas being disposed of in 2012 and prior years; the Company may remain liable for certain asset retirement costs should the new owners not complete their asset retirement obligations. Management believes the asset retirement obligations recorded relative to these Texas and Wyoming wells of $1,716,003 as of December 31, 2021 and 2020 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

The $13,425 asset retirement obligation assumed pursuant to an acquisition on April 1, 2021 and the related $836 accretion expense during the year ended December 31, 2021 related to the acquisition of the Oil & Gas Properties as further described in Note 2.

Note 12 – Commitments and Contingencies

Lack of Compliance with Law Regarding Domestic Properties

AMGAS was not in compliance with then existing federal, state and local laws, rules and regulations for domestic oil and gas properties owned and disposed of in 2012 and in years prior to 2012 and could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of AMGAS. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of in 2012 and prior; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded for these prior matters of $1,716,003 as of December 31, 2021 and 2020 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with the Company, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2021 and 2020, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Joseph Ryan (“Ryan”) filed an action in the District Court of Johnson County, Kansas, number 20CV01493, on March 20, 2020 against the Company resulting from certain professional consulting services Ryan alleges he performed for Social, Environmental and Economic Impact Assessments during July 2012 through September 2015 on the Nicaraguan Concessions. Ryan alleges that such services were provided pursuant to oral agreements with AMGAS. Ryan claims breach of contract for failure to pay $12,000 amounts invoiced and due. On December 23, 2020, Ryan filed a Motion for Default Judgment for $12,000 in unpaid invoices plus legal, fees, statutory interest and any expert testimony fees.

On February 10, 2021, the parties agreed to a full and complete settlement of the matter with prejudice. The terms of the settlement required the Company to pay a total of $10,000 to extinguish accounts payable to Ryan totaling $33,000. As a result, the Company recorded a $23,000 gain from settlement of litigation during the year ended December 31, 2021 (See note 10).

USNG Letter Agreement

On November 9, 2021, the Company entered into a letter agreement (the “USNG Letter Agreement”) with U.S. Noble Gas, LLC (“USNG”), pursuant to which USNG will provide consulting services to the Company for exploration, testing, refining, production, marketing and distribution of various potential reserves of noble gases and rare earth element/minerals on the Company’s recently acquired 11,000-acre oil & gas properties in the Otis Albert Field located on the Central Kansas Properties. The USNG Letter Agreement would cover all of the noble gas, specifically including helium, and rare earth elements/minerals potentially existing on the Central Kansas Properties and the Company’s future acquisitions, if any.

The USNG Letter Agreement also provides that USNG will supply a large vessel designed for flows up to 5,000 barrels of water per day at low pressures, known as a gas extraction/separator unit. The gas extraction/separator unit is a dewatering vessel that the Company may use for multiple wells in the future.

The USNG Letter Agreement requires the Company to establish a four-member board of advisors (the “Board of Advisors”) comprised of various experts involved in noble gas and rare earth elements/minerals. The Board of Advisors will help attract both industry partners and financial partners for developing a large helium, noble gas and/or rare earth element/mineral resources that may exist in the region where the Company currently operates. The industry partners would include helium, noble gas and/or rare earth element/mineral purchasers and exploration and development companies from the energy industry. The financial partners may include large family offices or small institutions.

The Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision as of December 31, 2021.

Note 13 – Related Party Transactions

The Company’s Chief Operating Officer is a non-controlling member of Core. The Company acquired an Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a non-refundable deposit of $50,000 in 2019 to bind the original Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the newly acquired Option permitted the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an asset purchase and sale agreement which extended the new Option to January 11, 2021, which expired. The parties entered into the Second Side Letter agreement on March 31, 2021, pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased to April 1, 2021. Pursuant to the Second Side Letter, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through the April 1, 2021 closing date. On April 1, 2021 we completed the acquisition of the Properties, under the same terms of the asset purchase agreement executed on December 14, 2020 which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of convertible preferred stock with detachable common stock purchase warrants. The funds raised pursuant to the Series A Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021, to retire the outstanding convertible note payable and for working capital purposes.

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the years ended December 31, 2021 and 2020. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due to such firm for services totaling $762,407 were extinguished upon the issuance of $7,624 principal balance of 3% Note and the issuance of warrants to purchase 1,524,814 shares of Common Stock as further described in Notes 3, 7 & 9. Total amounts due to the related party was $-0- and $762,407 as of December 31, 2021 and 2020, respectively.

The Company had accrued compensation to its officers and directors in years prior to 2018. The Board of Directors authorized the Company to cease the accrual of compensation for its officers and directors, effective January 1, 2018. On March 31, 2021 the parties entered into Debt Settlement Agreements whereby all accrued amounts due for such services totaling $1,789,208 were extinguished upon the issuance of $17,892 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 3,578,416 shares of Common Stock as further described in Notes 3, 7 & 9. Total amounts due to the officers and directors related to accrued compensation was $-0- and $1,789,208 as of December 31, 2021 and 2020, respectively.

Offshore Finance, LLC was owed financing costs in connection with a subordinated loan to the Company which was converted to common shares in 2014. The managing partner of Offshore and the Company’s CFO are partners in the accounting firm which the Company used for general corporate purposes in the past. On March 31, 2021, the parties entered into a Debt Settlement Agreement whereby all amounts due for such services totaling $26,113 were extinguished upon the issuance of $261 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 52,226 shares of common stock as further described in Notes 3, 7 & 9. Total amounts due to this related party was $-0- and $26,113 as of December 31, 2021 and 2020, respectively.

On May 13, 2020, the Company borrowed $41,000 from its Chairman, CEO & President in the form of an unsecured promissory note bearing 6% interest and due on demand. The proceeds were used for general working capital purposes. The entire $41,000 principal balance and $654 of accrued interest related to the note was retired on August 19, 2020 and there is no remaining balance as of December 31, 2021 and 2020.

Note 14 –Net Income (Loss) Per Share

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Net (loss) income	$(1,603,761)	$5,623,707

Convertible preferred stock dividends	(174,449)	—

Numerator for basic (loss) income per share - Net (loss) income attributable to common stockholders	(1,778,210)	5,623,707

Add: Interest expense on convertible debt	—	144,288

Adjusted numerator for diluted (loss) income per share – Net (loss) income attributable to common stockholders	$(1,778,210)	$5,767,995

Denominator for basic (loss) income per share – weighted average shares outstanding	18,741,187	14,508,755

Dilutive effect of convertible debt outstanding	—	1,447,868

Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted (loss) income per share – adjusted weighted average shares outstanding	18,741,187	15,956,623

Net (loss) income per share:
Basic	$(0.09)	$0.39
Diluted	$(0.09)	$0.36

Basic income (loss) per share is based upon the weighted average number of shares of Common Stock outstanding during the year. For the year ended December 31, 2021, all shares issuable upon conversion of convertible debt, convertible preferred stock and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

For the year ended December 31, 2020, the shares issuable upon conversion of the convertible debt issued on August 19, 2020 were considered common stock equivalents and therefore their dilutive effect was included in the computation of diluted income (loss) per share. All shares issuable upon conversion of convertible debt (other than the convertible debt issued on August 19, 2020) and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted earnings per share.

Note 15 – Supplemental Oil and Gas Information (Unaudited)

Estimated Proved Oil and Gas Reserves (Unaudited)

As of December 31, 2020, the Company had no proved reserves. As such, there are no estimates of proved reserves to disclose, nor standardized measure of discounted future net cash flows relating to proved reserves as of and for the year ended December 31, 2020.

On April 1, 2021, the Company completed the previously announced acquisition of certain oil and gas properties and interests from Core Energy, LLC, effective as of January 1, 2021 (the “Oil & Gas Properties Acquisition”). The Oil & Gas Properties Acquisition included the purchase of certain oil and gas properties in the Central Kansas Uplift geological formation, covering over 11,000 contiguous acres, including, among other things, the production and mineral rights to and a leasehold interest in the Oil & Gas Properties and all contracts, agreements and instruments. The Company acquired the Oil & Gas Properties for an aggregate purchase price consisting of $900,000 in cash at closing. Following is the unaudited estimates of proved reserves and standardized measure of discounted future net cash flows relating to proved reserves contained on the acquired Oil & Gas Properties:

The following tables summarize the net ownership interest in the proved oil and gas reserves and the standardized measure of discounted future net cash flows related to the proved oil and gas reserves for the Oil & Gas Properties and the estimates were prepared by the Company based on the reserve reports prepared for the Company for the year ended December 31, 2021. The standardized measure presented here excludes income taxes as the tax basis for the Oil & Gas Properties is not applicable due to the substantial net operating loss carryforwards available to the Company on a go-forward basis. The proved oil and gas reserve estimates and other components of the standardized measure were determined in accordance with the authoritative guidance of the Financial Accounting Standards Board and the SEC.

Proved Oil and Gas Reserve Quantities

Proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. The net proved oil and gas reserves and changes in net proved oil and gas reserves attributable to the Oil & Gas Properties, all of which are located in the state of Kansas, are summarized below:

Crude Oil Barrels
Proved developed reserves:
At January 1, 2021	—
In-place proved developed reserves acquired	26,185
Extensions and discoveries	—
Revisions of previous estimates	—
Production	(3,123)

Proved developed reserves at end of year – December 31, 2021	23,062

Proved undeveloped reserves:

At January 1, 2021	—
In-place proved undeveloped reserves acquired	403,210
Extensions and discoveries	—
Revisions of previous estimates	—
Production	—

Proved undeveloped reserves at end of year – December 31, 2021	403,210

Proved developed and undeveloped reserves:
At January 1, 2021	—
In-place proved developed and undeveloped reserves acquired	429,395
Extensions and discoveries	—
Revisions of previous estimates	—
Production	(3,123)

End of year – December 31, 2021	426,272

Standardized Measure

The standardized measure of discounted future net cash flows before income taxes related to the proved oil and gas reserves of the Oil & Gas Properties is as follows:

December 31, 2021

Future cash inflows	$21,955,464
Future production costs	(2,698,409)
Future development costs	(4,450,000)

Future net cash flows	14,807,055
Less 10% annual discount to reflect timing of cash flows	(11,166,405)

Standard measure of discounted future net cash flows	$3,640,650

Requirements for oil and gas reserve estimation and disclosure require that reserve estimates and future cash flows be based on the average market prices for sales of oil and gas on the first calendar day of each month during the year. The average prices used for the year ended December 31, 2021 under these rules were $66.34 for crude oil.

Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. As mentioned above, the standardized measure presented here does not include the effects of income taxes as the tax basis for the oil & gas properties due to the substantial tax net operating loss carryforwards available to the Company which makes its use non-applicable on a go-forward basis. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair value of the Company’s oil & gas properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in oil and gas reserve estimates.

Costs Incurred in Oil and Gas Activities

Costs incurred during the year ended December 31, 2021 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

Year ended December 31, 2021
Property acquisition costs:
Proved	$—
Unproved	—
Total property acquisition costs	—
Development costs	—
Exploration costs	272,799
Total costs	$272,799

The Company incurred $272,799 in exploration costs on the Kansas Oil & Gas Properties primarily to assess the potential of noble gas and rare earth mineral reserves. Such exploration included noble gases such as helium and argon and rare earth minerals included bromine, lithium and iodine. The Company is assessing the results of such tests to determine whether commercial amounts of reserves exist that can be profitably extracted on the Kansas Oil & Gas Properties.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

December 31,
	2021	2020

Proved oil and gas properties	$—	$—
Unproved oil and gas properties	—	—
Total	—	—
Less accumulated impairment charge on oil and gas properties as of December 31, 2015	—	—
Less accumulated depreciation, depletion and amortization	—	—

Net capitalized costs	$—	$—

The $900,000 acquisition price of the Kansas Oil & Gas Properties was allocated to tangible equipment and seismic data acquired as part of the acquisition. None of the acquisition costs was allocated to proved or unproved oil and gas reserves present on the Kansas Oil & Gas Properties

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2021 and 2020, costs by year that the costs were incurred, are as follows:

Year Ended December 31,
2021	$—
2020	—
Prior	—
Total costs not being amortized	$—

Note 16 – Subsequent Events

Farmout Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field

On April 4, 2022, the Company acquired a 40% joint venture interest in the AMGAS JV that holds a Farmout Agreement with Scout with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas.

The Farmout Agreement covers drilling and completion of up to 50 wells, with the first exploratory well scheduled to be spudded in April 2022. The AMGAS JV will utilize Scout’s existing infrastructure assets including water disposal, gas gathering and helium processing. The Farmout Agreement provides the AMGAS JV with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, which will enable the AMGAS JV to market and sell the helium produced at prevailing market prices.

The AMGAS JV also acquired the right to all brine minerals subject to a ten percent (10%) royalty to Scout, across Finney and Haskell Counties. Brine minerals are harvested from the formation water produced from active, and to be drilled, oil and gas wells and may include a variety of dissolved minerals including bromine and iodine. The AMGAS JV plans to target brine minerals with commercial quantities of bromine and iodine. AMGAS is currently developing proprietary technology to recover brine minerals, particularly with respect to bromine, which is well underway and has demonstrated recovery efficiency and is expected to be available for use in existing and future development wells.

The first exploratory well is scheduled to commence in April 2022 near Garden City, Kansas with a goal to evaluate the first of two separate silty shale members of the Chase group of formations – the Gage Shale and the Holmesville Shale. These two shale members have not previously been targeted for exploration by historical operations in the field.

The exploration and development activity will be directed and coordinated under the terms of the USNG Letter Agreement entered in November 2021 with input from the newly formed Advisory Board of directors whose members all have extensive experience in developing shale resources and noble gas and rare earth mineral reserves.

Conversion of Series A Convertible Preferred Stock to Common Stock.

On January 4, 2022, a holder of Series A Convertible Preferred Stock exercised its right to convert 500 shares of Series A Convertible Preferred Stock into 156,250 shares of common stock. In addition, on February 11, 2022, a holder of Series A Convertible Preferred Stock exercised its right to convert 300 shares of Series A Convertible Preferred Stock into 93,750 shares of common stock.

Letter of Engagement

On April 1, 2022, the Company engaged Univest Securities, LLC (“Univest”) to act as the exclusive financial advisor, and the lead underwriter in a public offering (the “Offering”), to the Company. The size of the Offering is expected to be between $10,000,000 to $15,000,000, priced at a per share in order to up-list the Company onto the Nasdaq market (the “Public Offering Price”) upon closing of the Offering. The price will be determined by mutual agreement of the Company and Univest and will be determined at the signing of the final Underwriting Agreement, which will based on, among other things, market conditions at the time of the Offering.

Pursuant to the Underwriting Agreement, Univest will act as principal, or the representative of a number of broker-dealers that will offer the securities in a public offering. The Letter of Engagement anticipates that Univest will receive a gross discount equal to eight percent (8%) of the public offering price on each of the securities being offered. Univest has agreed to negotiate in good faith with other underwriters who, acting severally, could contract to act as an Underwriter in connection with the sale of the securities being offered. Univest will also have the right to re-offer all or any part of the securities being offered to broker- dealers. Univest will be entitled to warrants to purchase common stock representing 5% of the amount of securities sold in the Offering with an exercise price determined to be 110% of the Offering Price.

The Company also agreed to reimburse Univest, at and out of the proceeds of the Offering closings, for all of its reasonable, out-of-pocket expenses (including, but not limited to, travel, due diligence expenses, reasonable fees and expenses of its legal counsel, roadshow and background check on the Company’s principals) in connection with the performance of its services hereunder not to exceed an aggregate of $150,000. In addition, at the closing of the Offering, the Company agreed to reimburse Univest one percent (1%) of the actual amount of the Offering as nonaccountable expense of the offering.

The term of the Letter of Engagement Agreement expires upon the earlier to occur of (i) six (6) months from the date of execution or (ii) the mutual written agreement of the Company and Univest.

**********************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2021, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

In connection with the filing of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2021, our internal control over financial reporting was not effective due to material weaknesses identified as follows:

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to AMGAS’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (our “Definitive Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Definitive Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Definitive Proxy Statement.

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

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc. (1)
2.2	Agreement and Plan of Merger of American Noble Gas, Inc., a Delaware Corporation with and into American Noble Gas Inc, a Nevada Corporation dated as of December 7, 2021 (31)
3.1(i)(a)	Certificate of Incorporation of Infinity Energy Resources, Inc. (3)
3.1(i)(b)	Certificate of Correction of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (26)
3.1(i)(c)	Form of Certificate of Designations of Series A Convertible Preferred Stock (24)
3.1(i)(d)	Certificate of Amendment of Certificate of Incorporation of Infinity Energy Resources, Inc. (Filed herewith.) (28)
3.1(i)(e)	Certificate of Merger filed with the Secretary of State of the State of Delaware on December 7, 2021 (31)
3.1(i)(f)	Articles of Merger filed with the Secretary of State of the State of Nevada on December 7, 2021 (31)
3.1(i)(g)	Articles of Incorporation filed with the Secretary of State of the State of Nevada on November 23, 2021 (31)
3.2(i)	Bylaws of Infinity Energy Resources, Inc. (1)
3.2(ii)	Amended and Restated Bylaws of American Noble Gas, Inc., adopted effective October 14, 2021 (28)
3.2(iii)	Bylaws of American Noble Gas Inc, a Nevada Corporation, adopted October 22, 2021 (31)
4.1	Form of Common Stock Purchase Warrant (7)
4.2	Common Stock Purchase Warrant (1,000,000 shares), dated December 27, 2013 (9)
4.3	Warrant (11)
4.4	Form of Common Stock Purchase Warrant dated August 19, 2020 (23)
4.5	Form of March 16, 2021 Common Stock Purchase Warrant (24)
4.6	Form of Series A Convertible Preferred Stock Certificate (24)
4.7	Form of March 31, 2021 3% Convertible Promissory Note (25)

4.8	Form of March 31, 2021 Common Stock Purchase Warrant (26)
4.9	Form of Common Stock Purchase Warrant (29)
4.10	Form of Common Stock Purchase Warrant, dated October 29, 2021 (30)
4.11	Form of Senior Unsecured Convertible Promissory Note, due October 29, 2022 (30)
4.12	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (31)
10.1	Nicaraguan Concession - Perlas Prospect (3)
10.2	Nicaraguan Concession - Tyra Prospect (3)
10.3	Common Stock Purchase Warrant for 250,000 shares, dated February 13, 2013 (6)
10.4	Form of 8% Promissory Note (7)
10.5	8% Note, dated December 27, 2013 (9)
10.6	Third Amendment to Promissory Note, dated November 19, 2014 (10)
10.7	Third Amendment to Common Stock Purchase Warrant, dated November 19, 2014 (10)
10.8	First Amendment to Revenue Sharing Agreement, dated November 19, 2014 (10)
10.9	Revenue Sharing Agreement, dated May 17, 2014 (10)
10.10	Loan Extension Agreement, dated November 19, 2014(10)
10.11	Securities Purchase Agreement (11)
10.12	Registration Rights Agreement (11)
10.13	Senior Secured Convertible Note (11)
10.14	Security and Pledge Agreement (11)
10.15	Second Loan Extension Agreement Effective as of April 7, 2015 (12)
10.16	Fourth Amendment to Promissory Note, effective as of April 7, 2015 (12)
10.17	Fourth Amendment to Common Stock Purchase Warrant, effective as of April 7, 2015 (12)
10.18	8% Convertible Promissory Note and Common Stock Purchase Warrant dated December 31, 2014 (13)
10.19	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 19, 2014 (13)
10.20	8% Convertible Promissory Note and Common Stock Purchase Warrant dated January 7, 2014 (13)
10.21	8% Convertible Promissory Note and Common Stock Purchase Warrant dated October 2, 2014 (13)
10.22	8% Line-of-Credit Promissory Note and Common Stock Purchase Warrant dated October 23, 2014 (13)
10.23	2015 Stock Option Plan (14)
10.24	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 8, 2016 (15)
10.25	Exchange Agreement dated May 23, 2019 (16)
10.26	Side-letter Agreement dated May 23, 2019 (16)
10.27	Amendment No. 1 to Exchange Agreement, dated May 30, 2019 (17)
10.28	Exchange Agreement dated June 4, 2019 (18)
10.29	Common Stock Purchase Warrant Agreement dated June 4, 2019 (18)
10.30	Exchange Agreement dated June 19, 2019 (19)
10.31	Common Stock Purchase Warrant Agreement dated June 19, 2019 (19)
10.32	Form of Senior Unsecured Promissory Note, due August 19, 2021 (23)
10.33	Form of Securities Purchase Agreement dated August 19, 2020 by and between the Company and the Investor (23)
10.34	Form of Restricted Stock Purchase Agreement dated as of August 19, 2020 (23)
10.35	Form of Option Term Sheet dated September 2, 2020 by and between the Company and Core (22)
10.36	Form of Exchange Agreement by and between the Company and SKM dated September 24, 2020 (21)
10.37	Form of Asset Purchase and Sale Agreement made and entered into as of December 14, 2020 by and between the Company and Core Energy, LLC, Mandalay, LLC and Coal Creek Energy, LLC (20)
10.38	Form of Purchase Agreement by and between the Company and the March Investors dated as of March 16, 2021 (24)
10.39	Assignment and Bill of Sale, by and between Infinity Energy Resources, Inc. and Core Energy, LLC, dated as of March 31, 2021 (25)
10.40	Side Letter, by and between Infinity Energy Resources, Inc. and Core Energy, LLC, dated as of March 31, 2021 (25)
10.41	Form of Debt Settlement Agreement dated as of March 31, 2021 (25)
10.42	Form of Settlement Agreement by and between the Company and Global Equity Funding, LLC dated as of April 1, 2021 (27)

10.43	Form of Settlement Agreement by and between the Company and Stephen Cochenet dated as of April 1, 2021 (27)
10.44	2021 Stock Option and Restricted Stock Plan (28)
10.45	Letter Agreement by and between the Company and U.S. Noble Gas, LLC dated November 9, 2021 (30)
10.46	Form of Securities Purchase Agreement, dated as of October 29, 2021, by and between the Company and the Investor (30)
10.47	Form of Registration Rights Side Letter, dated as of October 29, 2021 (30)
10.48**	Participation Agreement, dated as of April 4, 2022, by and between the Company and SunFlower Exploration, LLC
14.1	Code of Ethics and Code of Conduct (4)
21.1**	Subsidiaries of Registrant
23.1**	Consent of RBSM LLP
31.1	Certificate of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certificate of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certificate Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)

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

(4) Filed as an exhibit to Form 10-K by the Company on April 16, 2012.

(5) Filed as an exhibit to Form 8-K by the Company on April 19, 2012.

(6) Filed as an exhibit to Form 8-K by the Company on February 19, 2013.

(7) Filed as an Exhibit to Form 8-K by the Company on March 1, 2013.

(8) Filed as an Exhibit to Form 8-K by the Company on April 29, 2013.

(9) Filed as an Exhibit to Form 8-K by the Company on January 3, 2014.

(10) Filed as an Exhibit to Form 8-K by the Company on November 20, 2014.

(11) Filed as an Exhibit to Form 8-K by the Company on May 8, 2015.

(12) Filed as an Exhibit to Form 8-K by the Company on May 11, 2015.

(13) Filed as an Exhibit to Form 8-K by the Company on August 12, 2015.

(14) Filed as an Exhibit to Definitive Schedule 14A filed by the Company on August 12, 2015.

(15) Filed as an Exhibit to Form 10-K by the Company on April 17, 2017.

(16) Filed as an Exhibit to Form 8-K by the Company on May 24, 2019.

(17) Filed as an Exhibit to Form 8-K by the Company on June 3, 2019.

(18) Filed as an Exhibit to Form 8-K by the Company on June 6, 2019.

(19) Filed as an Exhibit to Form 8-K by the Company on June 20, 2019.

(20) Filed as an Exhibit to Form 8-K by the Company on December 15, 2020.

(21) Filed as an Exhibit to Form 8-K by the Company on September 28, 2020.

(22) Filed as an Exhibit to Form 8-K by the Company on September 8, 2020.

(23) Filed as an Exhibit to Form 8-K by the Company on August 25, 2020.

(24) Filed as an Exhibit to Form 8-K by the Company on March 30, 2021.

(25) Filed as an Exhibit to Form 8-K by the Company on April 6, 2021.

(26) Filed as an Exhibit to Form 8-K/A by the Company on April 22, 2021.

(27) Filed as an Exhibit to Form 8-K by the Company on May 11, 2021.

(28) Filed as an Exhibit to Form 8-K by the Company on October 15, 2021.

(29) Filed as an Exhibit to Form 8-K by the Company on November 12, 2021.

(30) Filed as an Exhibit to Form 10-Q by the Company on November 12, 2021.

(31) Filed as an Exhibit to Form 8-K by the Company on December 13, 2021.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

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

** Filed or furnished herewith, as applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2022

AMERICAN NOBLE GAS INC,
a Nevada corporation

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

Signature and Title	Date

/s/ Stanton E. Ross	April 6, 2022
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	April 6, 2022
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	April 6, 2022
Daniel F. Hutchins, Director and Chief Financial Officer

