Form 10-K/A
period 2021-12-31
AMERICAN NOBLE GAS, INC.
filed 2022-04-29
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
(Title of each class)

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

The number of shares of our common stock issued and outstanding as of April 28, 2022 was 19,262,015.

Documents incorporated by reference: None

Auditor Firm ID	Auditor Name:	Auditor Location:
587	RBSW LLP	New York, NY

EXPLANATORY NOTE

American Noble Gas, Inc. (formerly known as Infinity Energy Resources, Inc., (the “Company,” “AMGAS,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2022, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

We are also filing this Amendment No. 1 on Form 10-K/A to amend the Form 10-K to (a) reflect clerical changes in the description of a subsequent event that was inadvertently omitted and (b) remove extraneous exhibits that were inadvertently included in Item 15.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

The following changes have been included in this amendment:

Part I, Item 1	Business, Overview, Farmout Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field
Part I, Item 1	Business, Recent Developments, Farmout Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field
Part I, Item 1	Business, Business Strategy, Acquisition of mineral rights to properties, Hugoton Gas Field
Part II, Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources; Going Concern–, Capital Expenditures, Participation Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field
Part II, Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources; Going Concern–, Cash and cash equivalents balances-
Part II, Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation, Contractual Obligations, Participation Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field
Part III, Item 10	Directors, Executive Officers and Corporate Governance
Part III, Item 11	Executive Compensation
Part III, Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Part III, Item 13	Certain Relationships and Related Party Transactions
Part III, Item 14	Principal Accounting Fees and Services
Part IV, Item 15	Exhibits

Part I

Item 1. Business.

Overview

Participation Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field

Effective April 4, 2022, pursuant to the participation agreement by and between SunFlower Exploration, LLC (“SunFlower”) and the Company (the “Participation Agreement”), the Company acquired a 40% participation right in that certain Farmout Agreement, effective as of February 2022 by and between Scout Energy Management, LLC (“Scout”) and SunFlower (the “Farmout Agreement”) with regards to oil, natural gas, helium and brine mineral interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. AMGAS will join with three other partners (collectively the “AMGAS JV”), pursuant to the Participation Agreement, to explore for and develop oil and gas and brine reserves on the property covered by the Farmout Agreement. The Farmout Agreement covers drilling and completion of up to 50 wells, with the first exploratory well scheduled to begin in April 2022. The AMGAS JV will utilize Scout’s existing infrastructure assets, including water disposal, gas gathering and helium processing. In addition, the Farmout Agreement provides the AMGAS JV with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, located in Grant County, Kansas, which will enable the AMGAS JV to market and sell the helium produced at prevailing market prices.

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

Part I

Item 1. Business.

Recent Developments

Participation Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field

Effective April 4, 2022, pursuant to the Participation Agreement, the Company acquired a 40% participation right in the Farmout Agreement, with regards to oil, natural gas, helium and brine mineral interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas.

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

Part I

Item 1. Business.

Business Strategy

Acquisition of mineral rights to properties

Hugoton Gas Field - Effective April 4, 2022, pursuant to the Participation Agreement, the Company acquired a 40% participation right in the Farmout Agreement with regards to oil, natural gas heliumand brine mineral interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Farmout Agreement covers drilling and completion of up to 50 wells, with the first exploratory well scheduled to be spudded in April 2022. The AMGAS JV will utilize Scout’s existing infrastructure assets including water disposal, gas gathering and helium processing. The Farmout Agreement provides the JV with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, which will enable the AMGAS JV to market and sell the helium produced at prevailing market prices. The AMGAS JV also acquired the rights to all brine minerals subject to a ten percent (10%) royalty to Scout, across Finney and Haskell Counties.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Capital Expenditures

Participation Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field- Effective April 4, 2022, pursuant to the Participation Agreement, the Company acquired a 40% participation right in the Farmout Agreement , with regards to oil, natural gas, helium and brine mineral interests in the Hugoton Gas Field, located in Haskell and Finney counties, Kansas.

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

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cash and cash equivalents balances-

As of December 31, 2021, we had cash and cash equivalents with an aggregate balance of $260,590, an increase from a balance of $11,042 as of December 31, 2020. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $249,548 net increase in cash during the year ended December 31, 2021:

●	Operating activities:	$801,553 of net cash used in operating activities. Net cash used in operating activities was $801,553 and $196,618 for the years ended December 31, 2021 and 2020, respectively, a deterioration of $604,935. The deterioration was primarily the result of our operating results for the year ended December 31, 2021 compared to 2020. The Company reported net income (loss) of $(1,603,761) for the year ended December 31, 2021 compared to $5,623,707 for the year ended December 31, 2020. We acquired the Properties in 2021 and have expended substantial amounts during 2021 on well workovers and exploration/evaluation of potential noble gas reserves on the Properties, which has contributed to the increased usage of cash flow in operating activities.

PART II

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

Participation Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field - Effective April 4, 2022, pursuant to the Participation Agreement, the Company acquired a 40% participation right in the Farmout Agreement, with regards to oil, natural gas, helium and brine mineral interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Farmout Agreement covers drilling and completion of up to 50 wells. The AMGAS JV will utilize Scout’s existing infrastructure assets, including water disposal, gas gathering and helium processing. In addition, the Farmout Agreement provides the AMGAS JV with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, located in Grant County, Kansas, which will enable the AMGAS JV to market and sell the helium produced at prevailing market prices. The first exploratory well is scheduled to commence in April 2022 near Garden City, Kansas with a goal to evaluate the first of two separate silty shale members of the Chase group of formations – the Gage Shale and the Holmesville Shale. These two shale members have not previously been targeted for exploration by historical operations in the field.

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

Name of Director	Age	Director Since
Stanton E. Ross	60	March 1992
Daniel F. Hutchins	66	December 2007
Leroy C. Richie	80	June 1999

Stanton E. Ross. From March 1992 to June 2005, Mr. Ross was AMGAS’s Chairman and President and served as an officer and director of each of its subsidiaries. He resigned all of these positions with AMGAS in June 2005, except Chairman, but was reappointed as AMGAS’s President in October 2006. Mr. Ross has served as Chairman, President and Chief Executive Officer of Digital Ally, Inc. (“Digital”) since September 2005. Digital is a publicly held company whose common stock is traded on the Nasdaq Capital Market under the symbol DGLY. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Overland Park, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross allocates his time between Digital and the Company as he deems necessary to discharge his fiduciary duties to each of them. Mr. Ross served on the board of directors of Studio One Media, Inc., a publicly held company, from January 2013 to March 2013. Mr. Ross holds no public company directorships other than with Digital and AMGAS currently and has not held any others during the previous five years. The Company believes that Mr. Ross’s broad entrepreneurial, financial and business experience and his experience with micro-cap public companies and role as Chairman, President and CEO gives him the qualifications and skills to serve as a director.

Daniel F. Hutchins. Mr. Hutchins was elected to serve as a Director of AMGAS and was also appointed to serve as Chief Financial Officer of AMGAS effective as of August 13, 2007. Mr. Hutchins was elected as a Director of Digital in December 2007, serves as Chairman of its Audit Committee and is its financial expert. He is also a member of Digital’s Nominating and Governance Committee. Mr. Hutchins, a Certified Public Accountant, was a Principal with the accounting firm of Hutchins & Haake, LLC until his retirement on July 1, 2021. He was previously a member of the Advisory Board of Digital. Mr. Hutchins has served as an instructor for the Becker CPA exam with the Keller Graduate School of Management and has over 18 years of teaching experience preparing CPA candidates for the CPA exam. He has over 30 years of public accounting experience, including five years with Deloitte & Touche, LLP. He holds no other public directorships and has not held any others during the previous five years. He has served on the boards of various non-profit groups and is a member of the American Institute of Certified Public Accountants. Mr. Hutchins earned his Bachelor of Business Administration degree in Accounting at Washburn University in Topeka, Kansas. The Company believes that Mr. Hutchins’ significant experience in finance and accounting gives him the qualifications to serve as a director.

Leroy C. Richie. Mr. Richie has been a director of AMGAS since June 1, 1999. Since 2005, Mr. Richie has served as the lead outside director of Digital and currently serves as a member of Digital’s Audit Committee and is the Chairman of its Nominating and Governance and Compensation Committees. Additionally, until 2017, Mr. Richie served as a member of the boards of directors of Columbia Mutual Funds, (or mutual fund companies acquired by or merged with Columbia Mutual Funds), a family of investment companies managed by Ameriprise Financial, Inc. From 2004 to 2015, he was of counsel to the Detroit law firm of Lewis & Munday, P.C. He holds no other public directorships and has not held any others during the previous five years, except for OGE Energy Corp. (2007-2014) and Kerr-McGee Corporation (1998-2005). Mr. Richie served as Vice-Chairman of the Board of Trustees and Chairman of the Compensation Committee for the Henry Ford Health System, in Detroit until retirement in December 2020. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for its automotive operations from 1986 until his retirement in 1997. Before joining Chrysler, he was an associate with the New York law firm of White & Case (1973-1978), and served as director of the New York office of the Federal Trade Commission (1978-1983). Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a Director.

Family Relationships

There is no family relationship between any of our directors, director nominees and executive officers.

Board of Directors and Committee Meetings

Our Board held one meeting during the fiscal year ended December 31, 2021. Our directors attended all the meetings of the Board. Our directors are expected, absent exceptional circumstances, to attend all Board meetings.

Committees of the Board

We do not have Audit, Compensation or Nominating and Governance Committees. Our full Board discharges the duties that such committees would normally have. We do not have such committees because of our stage of operations and because our Board consists of only three members.

Our full Board is comprised of three Directors, one of whom is independent, as defined by the rules and regulations of the SEC. The members of our Board are Stanton E. Ross, Leroy C. Richie and Daniel F. Hutchins. The Board determined that Mr. Richie qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC and is independent as noted above.

Stanton E. Ross, Leroy C. Richie and Daniel F. Hutchins are the directors of the Company. Messrs. Ross and Hutchins are not considered “independent” in accordance with Rule 5605(a)(2) of the NASDAQ Marketplace Rules. The Board has determined that Mr. Richie is independent in accordance with the NASDAQ and SEC rules. We are currently traded on the OTC QB, which does not require that a majority of the board be independent. If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent registered accounting firms must be approved in advance by the Board to assure that such services do not impair the independent registered accounting firms’ independence from the Company. Our full Board performs the equivalent functions of an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.

Report of the Board Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2021, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with RBSM, LLP, our independent registered public accounting firm for fiscal years ended 2021 and 2020, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss. Specifically, the Board has discussed with the independent registered public accounting firm the matters required to be discussed by the Public Company Accounting Oversight Board’s Auditing AS 1301 (Communications With Audit Committees), as modified or supplemented. The discussions occurred with management and the independent public accountants about the quality (and not merely the acceptability) of the Company’s accounting principles, the reasonableness of significant estimates, judgments and the transparency of disclosures in the Company’s financial statements.

The Board has also received written disclosures in a letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s independence, and has discussed with the independent registered public accounting firm their independence from the Company and its management. This review also includes discussions of audit and non-audit fees as well as evaluation of the Company’s significant financial policies and accounting systems and controls.

The Board has also reviewed the independence of the independent registered public accounting firm considering the compatibility of non-audit services with maintaining their independence from the Company. Based on the preceding review and discussions contained in this paragraph, the Board recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for filing with the SEC.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2021 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for filing with the SEC.

Board’s Role in the Oversight of Risk Management

We face a variety of risks, including credit, liquidity and operational risks. In fulfilling its risk oversight role, our Board focuses on the adequacy of our risk management process and overall risk management system. Our Board believes that an effective risk management system will (i) adequately identify the material risks that we face in a timely manner; (ii) implement appropriate risk management strategies that are responsive to our risk profile and specific material risk exposures; (iii) integrate consideration of risk and risk management into our business decision-making; and (iv) include policies and procedures that adequately transmit necessary information regarding material risks to senior executives and, as appropriate, to the Board or relevant committee.

Our Board oversees risk management for us. Accordingly, the Board schedules time for periodic review of risk management, in addition to its other duties. In this role, the Board receives reports from management, certified public accountants, outside legal counsel, and to the extent necessary, from other advisors, and strives to generate serious and thoughtful attention to our risk management process and system, the nature of the material risks we face, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

Board Leadership Structure

Our Board has a Chairman of the Board. Our Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. Our Board believes that it should be free to make a choice from time to time in any manner that is in the best interests of us and our stockholders. The Board believes that Mr. Ross’s service as both Chief Executive Officer and Chairman of the Board is in the best interests of us and our stockholders. Mr. Ross possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas, with the input of the other directors that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers and suppliers, particularly given the issues and other challenges the Company has faced in recent years. Our Board has determined that our Board leadership structure is appropriate given the size of our Board and the nature of our business.

Stockholder Communications with the Board

Stockholders may communicate with the Board by writing to us as follows: American Noble Gas Inc, attention: Corporate Secretary, 15612 College Blvd., Overland Park, KS 66210. Stockholders who would like their submission directed to a particular member of the Board may so specify and the communication will be forwarded as appropriate.

Prohibition on Hedging

The Company prohibit members of our Board and our officers from engaging in hedging transactions involving our securities.

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

Stockholder Recommendations for Director Nominations. Our Board does not have a formal policy with respect to consideration of any director candidate recommendation by stockholders. While the Board may consider candidates recommended by stockholders, it has no requirement to do so. To date, no stockholder has recommended a candidate for nomination to the Board. Given that we have not received director nominations from stockholders in the past and that we do not canvass stockholders for such nominations, we believe it is appropriate not to have a formal policy in that regard. We do not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees.

Stockholder recommendations for director nominations may be submitted to the Company at the following address: American Noble Gas Inc, attention: Corporate Secretary, 15612 College Blvd., Overland Park, KS 66210. Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of stockholders. The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board and to serve if elected and to cooperate with a background check.

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

Such stockholder’s notice shall include, with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person, including such person’s written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Exchange Act. In addition, the stockholder must include in such notice their name and address, as they appear on the Company’s records and the name and address of the beneficial owner, if any, of such stockholder, the class or series and number of shares of capital stock of the Company that are owned beneficially or of record by such stockholder of record and by the beneficial owner, if any, a description of all arrangements or understandings between such stockholder and the proposed nominee and any other person or person (including their names) pursuant to which the nomination is to be made by such stockholder, a representation that such stockholder intends to appear at the annual meeting to nominate the person named in its notice and any other information required under the Exchange Act..

Code of Ethics and Conduct

Our Board has adopted a Code of Ethics and Conduct that is applicable to all our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards. A copy of our Code of Ethics and Conduct may be obtained by sending a written request to us at 15612 College Blvd., Overland Park, KS 66210; Attn: President and the Code of Ethics and Conduct is filed as an exhibit to our Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the SEC reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2021 except as follows: one Form 4 to report two transactions was filed late by Mr. Ross, one Form 4 to report two transactions was filed late by Mr. Hutchins and one Form 4 to report two transactions was filed late by Mr. Richie.

Director Compensation

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal years ended December 31, 2021 and 2020.

Name (5)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)		Option Awards ($)(2)		Total ($)
Leroy C. Richie (1)	2021	$—	$—		$17,000	(3)	$17,000
	2020	$—	$65,000	(4)	$—		$65,000

(1)	The Company’s Board discontinued compensation for the Company’s officers and directors effective January 1, 2018. Mr. Richie received no cash compensation in 2021 and 2020 and had accrued an aggregate of $363,500 for his services on the Board since January 1, 2008. On March 31, 2021, the Company and Mr. Richie entered into a Debt Settlement Agreement whereby all accrued amounts due for such services totaling $363,500 were extinguished upon the issuance of $3,635 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 727,000 shares of Common Stock at an exercise price of $0.50 per share.

(2)	The value of stock option and restricted stock grants are determined as the grant date fair value pursuant to ASC Topic 718 for all stock options and restricted stock granted. Refer to Note 5 to the financial statements that appear in our Annual Report on Form 10-K, filed with the SEC on April 6, 2022, for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants. The grant date fair value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award.

(3)	The Company’s Board approved the grant of options to purchase 100,000 shares of common stock to Mr. Richie on June 4, 2021. The amount equals grant date fair value of the stock options determined at the closing date of the stock options issuance. The stock options will vest on June 4, 2022, assuming that he remains as a member of the Board of the Company at such points in time.

(4)	The Company’s Board approved the grant of 500,000 shares of restricted Common Stock on August 19, 2020 to Mr. Richie. The amount equals 500,000 shares of restricted Common Stock multiplied by the closing price of such shares on August 19, 2020, the award date. Of the 500,000 total shares of restricted Common Stock, a total of 62,500 shares vest at the end of calendar quarter over the following 8 fiscal quarters ending June 30, 2022, assuming that he remains as a member of the Board of the Company at such points in time.

(5)	Mr. Ross’ and Mr. Hutchins’ compensation and option awards are noted in the Executive Compensation table because neither of them received compensation or stock options for their services as a director.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are:

Name	Age	Positions and Offices Held
Stanton E. Ross	60	Chairman, President and Chief Executive Officer
Daniel F. Hutchins	66	Director, Chief Financial Officer, Secretary

Biographical information on Messrs. Ross and Hutchins appears above in this Part III - Item 10.

Item 11. Executive Compensation.

The following table shows compensation paid, accrued or awarded with respect to our named executive officers during the years indicated, a significant portion of all compensation after 2008 is accrued but not paid:

2021 - Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)		Option Awards ($)(4)		Total ($)
Stanton Ross (1)	2021	$30,000	$—	$—		$85,000	(5)	$115,000
Chief Executive Officer	2020	$40,000	$—	$260,000	(6)	$—		$300,000

Daniel F. Hutchins(2)	2021	$—	$—	$—		$17,000	(7)	$17,000
Chief Financial Officer	2020	$—	$—	$65,000	(8)	$—		$65,000

John Loeffelbein(3)	2021	$—	$—	$—		$59,500	(9)	$59,500
Chief Operating Officer	2020	$—	$—	$—		$—		$—

(1)	The Company’s Board discontinued compensation for the Company’s officers and directors effective January 1, 2018. In addition, due to the financial condition of the Company, Mr. Ross has deferred the receipt of a portion of his salary since January 2009. Mr. Ross received $30,000 and $40,000 of his deferred salary in cash during the years ended December 31, 2021 and 2020, respectively. On March 31, 2021, the Company and Mr. Ross entered into a Debt Settlement Agreement whereby all accrued amounts due for such services totaling $525,708 were extinguished upon the issuance of $5,257 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 1,051,416 shares of Common Stock at an exercise price of $0.50 per share.

(2)	The Company’s Board discontinued compensation for the Company’s officers and directors effective January 1, 2018. Mr. Hutchins began serving the Company as Chief Financial Officer in August 2007. Since January 2009 he has deferred his compensation and a total of $900,000 of direct compensation was accrued but unpaid. Previously, Mr. Hutchins received other indirect compensation consisting of services billed at the normal standard billing rate of Hutchins & Haake, LLC plus out-of-pocket expenses for general corporate and bookkeeping purposes. For the years ended December 31, 2021 and 2020, the Company was billed $-0- for such services. Total amounts accrued for his indirect compensation was $-0- and $762,407 as of December 31, 2021 and 2020, respectively. On March 31, 2021, the Company and Mr. Hutchins entered into a Debt Settlement Agreement whereby all accrued amounts due for such services totaling $1,662,407 were extinguished upon the issuance of $16,624 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 3,324,813 shares of Common Stock at an exercise price of $0.50 per share.

(3)	The Company’s Board appointed John Loeffelbein, as its Chief Operating Officer effective September 30, 2019. Mr. Loeffelbein received no cash compensation for his services for the years ended December 31, 2021 and 2020. On April 18, 2022, Mr. Loeffelbein resigned from his position as Chief Operating Officer, effective immediately. Mr. Loeffelbein’s resignation as an officer did not result from any disagreement with the Board.

(4)	The value of stock option and restricted stock grants are determined as the grant date fair value pursuant to ASC Topic 718 for all stock options and restricted stock granted. Refer to Note 5 to the financial statements that appear in our Annual Report on Form 10-K, filed with the SEC on April 6, 2022, for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants. The grant date fair value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award.

(5)	The Company’s Board approved the grant of options to purchase 500,000 shares of common stock on June 4, 2021 to Mr. Ross. The stock options will vest on June 4, 2022, assuming that he remains as a member of the Board of the Company at such points in time and have an exercise price of $0.50 per share.

(6)	The Company’s Board approved the grant of 2,000,000 shares of restricted Common Stock on August 19, 2020 to Mr. Ross. Of the 2,000,000 total restricted shares, a total of 250,000 shares vest at the end of calendar quarter over the following 8 fiscal quarters ending June 30, 2022, assuming that he remains as an employee of the Company at such points in time. The value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award on August 19, 2020.

(7)	The Company’s Board approved the grant of options to purchase 100,000 shares of common stock on June 4, 2021 to Mr. Hutchins. The stock options will vest on June 4, 2022, assuming that he remains as a member of the Board of the Company at such points in time and have an exercise price of $0.50 per share.
(8)	The Company’s Board approved the grant of 500,000 shares of restricted Common Stock on August 19, 2020 to Mr. Hutchins. Of the 500,000 total restricted shares, a total of 62,500 shares vest at the end of calendar quarter over the following 8 fiscal quarters ending June 30, 2022, assuming that he remains as an employee of the Company at such points in time. The value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award on August 19, 2020.

(9)	The Company’s Board approved the grant of options to purchase 350,000 shares of common stock effective June 4, 2021 to Mr. Loeffelbein. The stock options will vest on June 4, 2022, assuming that he remains as a member of the Board of the Company at such points in time and have an exercise price of $0.50 per share. On April 18, 2022, Mr. Loeffelbein resigned from his position as Chief Operating Officer, effective immediately. Mr. Loeffelbein’s resignation as an officer did not result from any disagreement with the Board.

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

● equity incentives in the form of stock and/or stock options; and

● other benefits.

Our Board believes that our executive compensation package, consisting of these components, is comparable to the compensation provided in the market in which we compete for executive talent and is critical to accomplishing our recruitment and retention aims.

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

Components of Executive Compensation

The following provides an analysis of each element of compensation, what each element is designed to reward and why the Board chose to include it as an element of our executive compensation.

Salaries

Salaries for executive officers are intended to incentivize the officers to focus on executing the Company’s day-to-day business and are reviewed annually. Changes are typically effective in April of each year and are based on the factors discussed above. Compensation arrangements with Mr. Hutchins were determined through arms-length negotiations. The Company’s Board discontinued regular cash compensation for the Company’s officers and directors effective January 1, 2018.

Annual Bonuses

The awarding of annual bonuses to executives is in the discretion of the Board, in their serving the equivalent functions of the compensation committee discretion. The objective of the annual bonus element of compensation is to align the interest of executive officers with the achievement of superior Company performance for the year and also to encourage and reward extraordinary individual performance. In light of the Company’s operating results for 2021 and 2020, the Board determined that it was appropriate not to grant annual bonuses to the executive officers for 2021 and 2020.

Stock Options

Including an equity component in executive compensation closely aligns the interests of the executives and our stockholders and rewards executives consistent with stockholder gains. Stock options produce value for executives only if our stock price increases over the exercise price, which is set at the market price on the date of grant. Also, through vesting and forfeiture provisions, stock options serve to encourage executive officers to remain with the Company. Awards made other than pursuant to the annual equity grants are typically made to newly hired or recently promoted employees.

In determining the stock option grants for Messrs. Ross, Hutchins and Loeffelbein, the Board considered the number of options previously granted that remained outstanding, the number and value of shares underlying the options being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock option and restricted stock plans. Messrs. Ross, Hutchins and Loeffelbein were granted stock options during the year ended December 31, 2021 but not 2020. Information regarding all outstanding equity awards as of December 31, 2021 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

Restricted Stock Grants

Including an equity component in executive compensation closely aligns the interests of the executives and our stockholders and rewards executives consistent with stockholder gains. Restricted stock grants produce value for executives as our stock price increases. The awards generally vest over a long period of time only if they remain as employees of the Company at specified points in time. Executives generally have to recognize taxable income based on the market price of the underlying common stock on such vesting dates. Also, through vesting and forfeiture provisions, restricted stock grants serve to encourage executive officers to remain with the Company. Awards made other than pursuant to the annual equity grants are typically made to newly hired or recently promoted employees.

In determining the restricted stock grants for Messrs. Ross and Hutchins, the Board considered the number of stock options previously granted that remained outstanding, the number and value of restricted common shares being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock option and restricted stock plans. Messrs. Ross and Hutchins were granted 2,000,000 and 500,000 shares of restricted Common Stock during the year ended December 31, 2020, respectively, and none in 2021. The restricted stock grants in 2020 vest ratably at the end of the next eight calendar quarters following issuance. Information regarding all outstanding equity awards as of December 31, 2021 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

Other Elements of Executive Compensation

We have not provided cash perquisites to our executive officers given our limited funds.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(As of December 31, 2021)

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Stanton Ross	—		500,000	(1)	—	$0.50	6/4/2031	—		—
Chief Executive Officer	60,000	(2)	—		—	$30.00	1/16/2024	—		—
	—		—		—	—	—	500,000	(5)	$180,000
Daniel F. Hutchins
Chief Financial Officer	—		100,000	(3)	—	$0.50	6/4/2031	—		—
	15,000	(2)	—		—	$30.00	1/16/2024	—		—
	—		—		—	—	—	125,000	(6)	$45,000
John Loeffelbein	—		350,000	(4)	—	$0.50	6/4/2031	—		—
Chief Operating Officer

(1) On June 4, 2021, the Company granted Mr. Ross stock options to purchase 500,000 shares of Common Stock at an exercise price of $0.50 per share with a termination date of June 4, 2031. Such stock options shall vest on June 4, 2022, so long as Mr. Ross remains in the service of the Company at such point in time.

(2) The stock options were granted on January 17, 2014, outside of the stock option plans of the Company. These stock options vest as follows: one-third on the date of grant; one-third on January 16, 2015; and one-third on January 16, 2016.

(3) On June 4, 2021, the Company granted Mr. Hutchins stock options to purchase 100,000 shares of Common Stock at $0.50 per share with a termination date of June 4, 2031. Such stock options shall vest on June 4, 2022, so long as Mr. Hutchins remains in the service of the Company at such point in time.

(4) On June 4, 2021, the Company granted Mr. Loeffelbein stock options to purchase 350,000 shares of Common Stock at $0.50 per share with a termination date of June 4, 2031. Such stock options shall vest on June 4, 2022, so long as Mr. Loeffelbein remains in the service of the Company at such point in time. On April 18, 2022, Mr. Loeffelbein resigned from his position as Chief Operating Officer, effective immediately.

(5) On August 19, 2020, the Company granted Mr. Ross 2,000,000 shares of restricted stock. Such restricted stock vest ratably on a quarterly basis through June 30, 2022, so long as Mr. Ross remains in the service of the Company at such point in time.

(6) On August 19, 2020, the Company granted Mr. Hutchins 500,000 shares of restricted stock. Such restricted stock vest ratably on a quarterly basis through June 30, 2022, so long as Mr. Hutchins remains in the service of the Company at such point in time.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have no employment agreements or similar contracts with Stanton E. Ross, Daniel F. Hutchins or John Loeffelbein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 27, 2022, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our equity securities;

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

The percentage ownership information shown in the table below is based upon 19,262,015 shares of Common Stock and 21,276 shares of Series A Preferred Stock outstanding as of April 27, 2022 which shares of Series A Preferred Stock are entitled to a total of 3,484,538 votes. The percentage ownership information shown in the table excludes (a) shares of Common Stock issuable upon the exercise of outstanding warrants to purchase an aggregate of up to 17,580,784 shares of Common Stock, with a weighted average exercise price of $0.47 per share, (b) shares of Common Stock issuable upon outstanding stock options exercisable for up to 1,892,000 shares of Common Stock, with a weighted average exercise price of $1.93 per share, (c) 1,300,000 shares of Common Stock issuable upon conversion of $650,000 principal balance of 8% Convertible Promissory Notes outstanding, and (c) 65,930 shares of Common Stock issuable upon conversion of $28,665 principal balance of 3% Convertible Promissory Notes outstanding.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are convertible into and exercisable for shares of Common Stock within sixty (60) days after April 27, 2022. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock and Series A Preferred Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares of Common Stock that such person or persons has the right to acquire within sixty (60) days after April 27, 2022 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of Common Stock listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise noted below, the address for persons listed in the table is c/o American Noble Gas, Inc., 15612 College Blvd., Overland Park, KS 66210.

Shares Beneficially Owned					%
			Series A Preferred		Total Voting
	Common Stock		Stock		Power
	Shares	%	Shares	%	(1)
5% or greater stockholders:
Lawrence D. Smith, estate	4,277,790	16.3%	-	-%	16.2%
Thomas J. Heckman (2)	3,463,175	12.2%	347,188	10.0%	13.0%

Directors and executive officers
Stanton E. Ross (3) President, Chief Executive Officer and Chairman	3,651,007	13.9%	-	-%	13.8%
Daniel F. Hutchins (4) Director, Chief Financial Officer, Treasurer and Secretary	3,996,048	15.2%	-	-%	15.1%
John Loeffelbein (5) Chief Operating Officer	2,350,000	9.0%	-	-%	8.9%
Leroy C. Richie (6) Director	1,235,361	4.8%	-	-%	4.6%

Directors and executive officers as a group (4 persons) (7)	11,232,416	42.9%	-	-%	42.4%

(1)	Percentage of total voting power represents voting power with respect to all shares of our Common Stock and Series A Preferred Stock, which have the same voting rights as our shares of Common Stock. Holders of Common Stock are entitled to one (1) vote per share for each share of Common Stock held by them and holders of our shares of Series A Preferred Stock are entitled to one (1) vote for each share of Common Stock into which the Series A Preferred Stock is convertible, on an as converted basis. Notwithstanding the foregoing, the Series A Preferred Stock includes beneficial ownership limitations so that all holders of our Series A Preferred Stock are unable to convert their shares of Series A Preferred Stock to shares of Common Stock so that they would own greater than 4.99% of our issued and outstanding shares of Common Stock, unless they provide at least 61 days’ prior written notice to increase such beneficial ownership limitation up to a maximum of 9.99% of our issued and outstanding shares of Common Stock. These percentages reflect such beneficial ownership limitations.

(2)	Such shares of Common Stock beneficially owned by Mr. Heckman include: (i) 502,000 shares of Common Stock issuable upon full exercise of vested options, (ii) 442,746 shares held by Ozark Capital LLC (“Ozark”), which shares Mr. Heckman is deemed to beneficially own, (iii) 1,111 shares of Series A Preferred Stock held by Ozark (convertible into up to 347,188 shares of common stock) and (iv) upon exercise of March Warrants for up to 256,410 common shares held by Ozark. Such shares of Common Stock beneficially owned by Mr. Heckman exclude an aggregate of 85,169 shares of Common Stock that would be issuable in any combination, but for the applicable Beneficial Ownership Limitation (i) upon conversion of 1,111 shares of Series A Preferred Stock held by Ozark (convertible into up to 347,188 shares of common stock) and (ii) upon exercise of March Warrants for up to 256,410 common shares held by Ozark.

Such shares of Series A Preferred Stock beneficially owned by Mr. Heckman include 1,111 shares of Series A Preferred Stock held by Ozark, which shares Mr. Heckman, who in the managing member of Ozark, is deemed to beneficially own and are convertible into 347,188 shares of Common Stock. Conversion of such shares of Series A Preferred Stock beneficially owned by Mr. Heckman are subject to the applicable beneficial ownership limitation.

(3)	Such shares of Common Stock beneficially owned by Mr. Ross include: (i) 560,000 shares of Common Stock issuable upon full exercise of vested options, (ii) up to 1,051,416 shares of Common Stock issuable upon full exercise of a Creditor Warrant, (iii) 12,091 shares of Common Stock issuable upon full conversion of a Note, including accruable interest, and (iv) 250,000 restricted shares of Common Stock, which are subject to forfeiture.

(4)	Such shares of Common Stock beneficially owned by Mr. Hutchins include: (i) 115,000 shares of Common Stock issuable upon full exercise of vested options, (ii) up to 3,324,813 shares of Common Stock issuable upon full exercise of a Creditor Warrant, (iii) 38,235 shares of Common Stock issuable upon full conversion of a Note, including accruable interest, and (iv) 62,500 restricted shares of Common Stock, which are subject to forfeiture.

(5)	Such shares of Common Stock beneficially owned by Mr. Loeffelbein include (i) 350,000 shares of Common Stock issuable upon full exercise of vested options, and (ii) 2,000,000 restricted shares of Common Stock issued to Mr. Loeffelbein as compensation in October 2019, which are fully vested.

(6)	Such shares of Common Stock beneficially owned by Mr. Richie include: (i) 115,000 shares of Common Stock issuable upon full exercise of vested options, (ii) 727,000 shares of Common Stock issuable upon full exercise of a Creditor Warrant, (iii) 8,361 shares of Common Stock issuable upon full conversion of a Note, including accruable interest, and (iv) 62,500 restricted shares of Common Stock, which are subject to forfeiture.

(7)	See the information included in footnotes 2 through 6 above.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Serving the equivalent functions of the audit committee, the Board’s practice is to review and approve any transaction involving the Company and a related party at least once a year or upon any significant change in the transaction or relationship. For these purposes, a “related party transaction” includes any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

John L. Loeffelbein, the Company’s Chief Operating Officer from September 2019 to April 2022, is a non-controlling member of Core Energy Resources, LLC (“Core”). The Company acquired an Option from Core to purchase the production and mineral rights/leasehold for the oil and gas properties in the Central Kansas Uplift (the “Properties”). The Company paid a non-refundable deposit of $50,000 in 2019 to bind the original Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the newly acquired Option permitted the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020, the parties executed an asset purchase and sale agreement which extended the new Option to January 11, 2021, which expired. The parties entered into a Side Letter agreement on March 31, 2021, pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased to April 1, 2021. Pursuant to the Side Letter, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through the April 1, 2021 closing date. On April 1, 2021, we completed the acquisition of the Properties, under the same terms of the asset purchase agreement executed on December 14, 2020 which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of convertible preferred stock with detachable common stock purchase warrants. The funds raised pursuant to the Series A Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021 and to retire the outstanding convertible note payable. On April 18, 2022, Mr. Loeffelbein resigned from his position as Chief Operating Officer, effective immediately. Mr. Loeffelbein’s resignation as an officer did not result from any disagreement with the Board.

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by Mr. Hutchins’s accounting firm, Hutchins & Haake, LLC, at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes Hutchins & Haake, LLC for such support services and was not billed for any such services during the years ended December 31, 2021 and 2020. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due to such firm for services totaling $762,407 were extinguished upon the issuance of $7,624 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 1,524,814 shares of Common Stock. Total amounts due to the related party was $-0- and $762,407 as of December 31, 2021 and December 31, 2020, respectively.

The Company has accrued compensation to its officers and directors in previous years. The Board authorized the Company to cease the accrual of compensation for its officers and directors, effective January 1, 2018. On March 31, 2021, the parties entered into Debt Settlement Agreements whereby all accrued amounts due for such services totaling $1,789,208 were extinguished upon the issuance of $17,892 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 3,578,416 shares of Common Stock as further described in Notes 3, 4, 7 and 13 to the financial statements that appear in our Annual Report on Form 10-K, filed with the SEC on April 6, 2022. Total amounts due to the officers and directors related to accrued compensation was $-0- and $1,789,208 as of December 31, 2021 and 2020, respectively.

The Company owes Offshore Finance, LLC (“Offshore”) financing costs in connection with a subordinated loan to the Company which was converted to shares of Common Stock in 2014. The managing partner of Offshore and Mr. Hutchins are partners in Hutchins & Haake, LLC, which the Company used for general corporate purposes in the past. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due for such services totaling $26,113 were extinguished upon the issuance of $261 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 52,226 shares of common stock. Total amounts due to this related party was $-0- and $26,113 as of December 31, 2021 and 2020, respectively.

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

Stanton E. Ross, Leroy C. Richie and Daniel F. Hutchins are the directors of the Company. Messrs. Ross and Hutchins are not considered “independent” in accordance with Rule 5605(a)(2) of the NASDAQ Marketplace Rules. The Board has determined that Mr. Richie is independent in accordance with the NASDAQ and SEC rules. We are currently traded on the OTC QB, which does not require that a majority of the board be independent. If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The Audit committee of the Company has appointed RBSM, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2021 and 2020.

The following table is a summary of the fees billed to us by RBSM for fiscal years ended December 31, 2021 and December 31, 2020:

Fee Category	Fiscal 2021 fees	Fiscal 2020 fees
Audit fees	$87,500	$58,000
Audit-related fees	5,000	—
Tax fees	—	—
All other fees	—	—
Total fees	$92,500	$58,000

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

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, consents issued for certain filings with the SEC, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

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

Serving the equivalent functions of the audit committee, the Board’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All the fees shown above were pre-approved by the Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K, as amended:

1.	Financial Statements:

All financial statements set forth under Part II, Item 8 of this Annual Report on Form 10-K, as amended.

2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable or are not required, or because the required information is included in the financial statements or notes in this Annual Report on Form 10-K, as amended.

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc. (1)
2.2	Agreement and Plan of Merger of American Noble Gas, Inc., a Delaware Corporation with and into American Noble Gas Inc, a Nevada Corporation dated as of December 7, 2021 (21)
3.1(i)(a)	Certificate of Incorporation of Infinity Energy Resources, Inc. (2)
3.1(i)(b)	Certificate of Correction of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (16)
3.1(i)(c)	Form of Certificate of Designations of Series A Convertible Preferred Stock (14)
3.1(i)(d)	Certificate of Amendment of Certificate of Incorporation of Infinity Energy Resources, Inc. (18)
3.1(i)(e)	Certificate of Merger filed with the Secretary of State of the State of Delaware on December 7, 2021 (21)
3.1(i)(f)	Articles of Merger filed with the Secretary of State of the State of Nevada on December 7, 2021 (21)
3.1(i)(g)	Articles of Incorporation filed with the Secretary of State of the State of Nevada on November 23, 2021 (21)
3.1(ii)(a)	Bylaws of Infinity Energy Resources, Inc. (1)
3.1(ii)(b)	Amended and Restated Bylaws of American Noble Gas, Inc., adopted effective October 14, 2021 (18)
3.1(ii)(c)	Bylaws of American Noble Gas Inc, a Nevada Corporation, adopted October 22, 2021 (21)
4.1	Form of Common Stock Purchase Warrant dated August 19, 2020 (13)
4.2	Form of March 16, 2021 Common Stock Purchase Warrant (14)
4.3	Form of Series A Convertible Preferred Stock Certificate (14)
4.4	Form of March 31, 2021 3% Convertible Promissory Note (15)
4.5	Form of March 31, 2021 Common Stock Purchase Warrant (16)
4.6	Form of Common Stock Purchase Warrant (19)
4.7	Form of Common Stock Purchase Warrant, dated October 29, 2021 (20)
4.8	Form of Senior Unsecured Convertible Promissory Note, due October 29, 2022 (20)
4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (21)
4.10	Common Stock Purchase Warrant Agreement dated June 4, 2019 (8)
4.11	Common Stock Purchase Warrant Agreement dated June 19, 2019 (9)
4.12	8% Note, dated December 27, 2013 (4)
4.13	Form of Senior Unsecured Promissory Note, due August 19, 2021 (13)
10.1	2015 Stock Option Plan (5)
10.2	Exchange Agreement dated May 23, 2019 (6)
10.3	Side-letter Agreement dated May 23, 2019 (6)
10.4	Amendment No. 1 to Exchange Agreement, dated May 30, 2019 (7)
10.5	Exchange Agreement dated June 4, 2019 (8)
10.6	Exchange Agreement dated June 19, 2019 (9)
10.7	Form of Securities Purchase Agreement dated August 19, 2020 by and between the Company and the Investor (13)
10.8	Form of Restricted Stock Purchase Agreement dated as of August 19, 2020 (13)
10.9	Form of Option Term Sheet dated September 2, 2020 by and between the Company and Core (12)
10.10	Form of Exchange Agreement by and between the Company and SKM dated September 24, 2020 (11)

10.11	Form of Asset Purchase and Sale Agreement made and entered into as of December 14, 2020 by and between the Company and Core Energy, LLC, Mandalay, LLC and Coal Creek Energy, LLC (10)
10.12	Form of Purchase Agreement by and between the Company and the March Investors dated as of March 16, 2021 (14)
10.13	Assignment and Bill of Sale, by and between Infinity Energy Resources, Inc. and Core Energy, LLC, dated as of March 31, 2021 (15)
10.14	Side Letter, by and between Infinity Energy Resources, Inc. and Core Energy, LLC, dated as of March 31, 2021 (15)
10.15	Form of Debt Settlement Agreement dated as of March 31, 2021 (15)
10.16	Form of Settlement Agreement by and between the Company and Global Equity Funding, LLC dated as of April 1, 2021 (17)
10.17	Form of Settlement Agreement by and between the Company and Stephen Cochenet dated as of April 1, 2021 (17)
10.18	2021 Stock Option and Restricted Stock Plan (18)
10.19	Letter Agreement by and between the Company and U.S. Noble Gas, LLC dated November 9, 2021 (20)
10.20	Side Letter by and between the Company and U.S. Noble Gas, LLC dated February 2, 2022. (filed herewith)
10.21	Form of Securities Purchase Agreement, dated as of October 29, 2021, by and between the Company and the Investor (20)
10.22	Form of Registration Rights Side Letter, dated as of October 29, 2021 (20)
10.23	Participation Agreement, dated as of April 4, 2022, by and between the Company and SunFlower Exploration, LLC (22)
14.1	Code of Ethics and Code of Conduct (3)
21.1	Subsidiaries of Registrant (22)
23.1	Consent of RBSM LLP (22)
24.1	Power of Attorney. (included on the signature page of the initial filing of the Annual Report on Form 10-K filed by the Company on April 6, 2022)
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)

(1) Filed as an Exhibit to Form 10 by the Company on May 13, 2011.

(2) Filed as an Exhibit to Amendment No. 2 to Form 10 by the Company on April 5, 2012.

(3) Filed as an Exhibit to Form 10-K by the Company on April 16, 2012.

(4) Filed as an Exhibit to Form 8-K by the Company on January 3, 2014.

(5) Filed as Appendix B to Definitive Schedule 14A filed by the Company on August 12, 2015.

(6) Filed as an Exhibit to Form 8-K by the Company on May 24, 2019.

(7) Filed as an Exhibit to Form 8-K by the Company on June 3, 2019.

(8) Filed as an Exhibit to Form 8-K by the Company on June 6, 2019.

(9) Filed as an Exhibit to Form 8-K by the Company on June 20, 2019.

(10) Filed as an Exhibit to Form 8-K by the Company on December 15, 2020.

(11) Filed as an Exhibit to Form 8-K by the Company on September 28, 2020.

(12) Filed as an Exhibit to Form 8-K by the Company on September 8, 2020.

(13) Filed as an Exhibit to Form 8-K by the Company on August 25, 2020.

(14) Filed as an Exhibit to Form 8-K by the Company on March 30, 2021.

(15) Filed as an Exhibit to Form 8-K by the Company on April 6, 2021.

(16) Filed as an Exhibit to Form 8-K/A by the Company on April 22, 2021.

(17) Filed as an Exhibit to Form 8-K by the Company on May 11, 2021.

(18) Filed as an Exhibit to Form 8-K by the Company on October 15, 2021.

(19) Filed as an Exhibit to Form 8-K by the Company on November 12, 2021.

(20) Filed as an Exhibit to Form 10-Q by the Company on November 12, 2021.

(21) Filed as an Exhibit to Form 8-K by the Company on December 13, 2021.

(22) Filed as an Exhibit to Form 10-K by the Company on April 6, 2022.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*XBRL related information in Exhibit 101 to this Annual Report on Form 10-K/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2022

AMERICAN NOBLE GAS INC,
a Nevada corporation

By:	/s/ Stanton E. Ross
Stanton E. Ross
Chief Executive Officer

By:	*
Daniel F. Hutchins
Chief Financial Officer

*By /s/ Stanton E. Ross
Stanton E. Ross, Attorney-in-fact

