Form 10-Q
period 2022-03-31
AMERICAN NOBLE GAS, INC.
filed 2022-05-10
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

As of May 9, 2022, the registrant had 19,465,140 shares of common stock, $0.0001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

AMERICAN NOBLE GAS INC

(formerly Infinity Energy Resources, Inc.)

Condensed Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,384	$260,590
Account receivable	14,797	10,998
Prepaid expenses	9,590	13,090

Total current assets	172,771	284,678
Oil and gas properties and equipment:
Oil and gas properties and equipment	922,559	913,425
Accumulated depreciation, depletion and impairment	(123,336)	(92,502)

Property and equipment, net	799,223	820,923

Total assets	$971,994	$1,105,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,138,668	$975,842
Accrued liabilities	1,159,403	1,159,403
Accrued interest ($767 and $578 payable to related parties at March 31, 2022 and December 31, 2021, respectively)	853	643
Convertible notes payable, net of unamortized discount	456,941	376,274

Total current liabilities	2,755,865	2,512,162

Asset retirement obligations	1,730,543	1,730,264
Convertible promissory notes, net of unamortized discount ($25,777 payable to related parties at March 31, 2022 and December 31, 2021)	28,665	28,665

Total liabilities	4,515,073	4,271,091
Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; Series A Convertible – 27,778 shares authorized with stated/liquidation value of $100 per share, 21,276 and 22,076 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Common stock, par value $.0001 per share, 500,000,000 shares authorized, 19,262,015 shares issued and outstanding at March 31, 2022 and 19,012,015 shares issued and outstanding at December 31, 2021	1,926	1,901
Additional paid-in capital	115,699,972	115,522,952
Accumulated deficit	(119,244,979)	(118,690,345)
Total stockholders’ deficit	(3,543,079)	(3,165,490)
Total liabilities and stockholders’ deficit	$971,994	$1,105,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

(formerly Infinity Energy Resources, Inc.)

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2022	2021

Revenues	$25,305	$—

Operating expenses:
Oil and gas lease operating expense	86,536	—
Depreciation, depletion and amortization	30,834	—
Accretion of asset retirement obligation	279	—
Oil and gas production related taxes	28	—
Other general and administrative expenses	368,706	200,970

Total operating expenses	486,383	200,970

Operating loss	(461,078)	(200,970)

Other (expense) income:
Interest expense	(93,556)	(34,225)
Gain on exchange and extinguishment of liabilities	—	31,372
Change in derivative fair value	—	199

Total other expense	(93,556)	(2,654)

Loss before income taxes	(554,634)	(203,624)
Income tax (expense) benefit	—	—

Net loss	(554,634)	(203,624)

Convertible preferred stock dividends	(52,861)	(3,744)

Net loss attributable to common stockholders	$(607,495)	$(207,368)

Basic and diluted net loss attributable to common stockholders per share:
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)
Weighted average shares outstanding – basic and diluted	19,213,560	18,548,265

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

(formerly Infinity Energy Resources, Inc.)

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	—	—	18,548,265	$1,855	$110,352,302	$(117,178,645)	$(6,824,488)

Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(252,961)	92,061	(160,900)

Stock-based compensation	—	—	—	—	81,250	—	81,250

Issuance of preferred stock with detachable warrants to purchase common stock	22,776	2	—	—	1,929,087	—	1,929,089

Issuance of warrants to purchase common stock pursuant to debt settlement agreements	—	—	—	—	1,605,178	—	1,605,178

Extinguishment of liabilities with related parties pursuant to debt settlement agreements	—	—	—	—	1,108,477	—	1,108,477

Accrual of Series A Convertible Preferred Stock dividends	—	—	—	—	(3,744)	—	(3,744)

Net loss	—	—	—	—	—	(203,624)	(203,624)

Balance, March 31, 2021	22,776	$2	18,548,265	$1,855	$114,819,589	$(117,290,208)	$(2,468,762)

Balance, December 31, 2021	22,076	$2	19,012,015	$1,901	$115,522,952	$(118,690,345)	$(3,165,490)

Stock-based compensation -	—	—	—	—	229,906	—	229,906

Issuance of common stock pursuant to conversion of preferred stock	(800)	—	250,000	25	(25)	—	—

Series A Convertible Preferred Stock dividends	—	—	—	—	(52,861)	—	(52,861)

Net loss	—	—	—	—	—	(554,634)	(554,634)

Balance, March 31, 2022	21,276	$2	19,262,015	$1,926	$115,699,972	$(119,244,979)	$(3,543,079)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS INC

(formerly Infinity Energy Resources, Inc.)

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(554,634)	$(203,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	—	(199)
Stock-based compensation	229,906	81,250
Depreciation, depletion and amortization	30,834	—
Accretion of asset retirement obligations	279	—
Gain on settlement of litigation	—	(23,000)
Gain on exchange and extinguishment of liabilities	—	(124,177)
Loss on retirement of convertible note payable	—	115,805
Expiration and charge-off of deposit to acquire oil and gas properties	—	75,000
Amortization of discount on convertible note payable	80,667	25,823
Change in operating assets and liabilities:

Increase in accounts receivable	(3,799)	—
Decrease in prepaid expenses	3,500	—
Increase (decrease) in accounts payable	162,826	(31,592)
Increase in accrued liabilities	—	3,406
Increase in accrued interest	210	8,402
Net cash used in operating activities	(50,211)	(72,906)

Cash flows from investing activities:
Acquisition of oil and gas properties and equipment	(9,134)	—
Net cash used in investing activities	(9,134)	—

Cash flows from financing activities:
Cash dividends paid on preferred stock	(52,861)	—
Repayment of convertible note payable	—	(453,539)
Net proceeds from issuance of convertible preferred stock	—	1,929,089

Net cash (used in) provided by financing activities	(52,861)	1,475,550

Net (decrease) increase in cash and cash equivalents	(112,206)	1,402,644

Cash and cash equivalents:
Beginning	260,590	11,042
Ending	$148,384	$1,413,686
Supplemental cash flow information:
Cash paid for interest	$12,679	$17,448
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Preferred Stock to Common Stock	$25	$—
Issuance of convertible promissory notes pursuant to debt settlement agreements	$—	$28,665
Issuance of detachable common stock purchase warrants pursuant to debt settlements agreements	$—	$1,605,178
Capital contribution attributable to related party debt extinguishment	$—	$1,108,477
Accrual of Series A Convertible Preferred Stock dividends	$—	$3,744
Cumulative effect of adoption of ASU 2020-06	$—	$160,900

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

(formerly Infinity Energy Resources, Inc.)

Notes to Condensed Financial Statements

March 31, 2022

(Unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

American Noble Gas, Inc., formerly Infinity Energy Resources, Inc., has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remainder of 2022 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K, filed with the SEC.

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

Subsequent to the termination of the Nicaraguan Concessions, we began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, on July 31, 2019, we acquired an option (the “Option”) from Core Energy, LLC, a closely held company (“Core”), to purchase the production and mineral rights/leasehold for oil and gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). We paid a non-refundable deposit of $50,000 to bind the Option, which provided us the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the newly acquired Option permitted the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an Asset Purchase and Sale Agreement which extended the new Option to January 11, 2021, which expired.

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

On April 4, 2022, the Company acquired a 40% participation in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. AMGAS has joined three other parties to explore for and develop potential oil, natural gas, noble gases and brine minerals on the properties underlying the Farmout Agreement (collectively the “Hugoton JV”) .

The Farmout Agreement covers drilling and completion of up to 50 wells, with the first exploratory well spudded on April 28, 2022. The Hugoton JV will utilize Scout’s existing infrastructure assets including water disposal, gas gathering and helium processing. The Farmout Agreement provides the Hugoton JV with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, which will enable the Hugoton JV to market and sell the helium produced at prevailing market prices.

The Hugoton JV also acquired the right to all brine minerals subject to a ten percent (10%) royalty to Scout, across Finney and Haskell Counties. Brine minerals are harvested from the formation water produced from active, and to be drilled, oil and gas wells and may include a variety of dissolved minerals including bromine and iodine. The Hugoton JV plans to target brine minerals with commercial quantities of bromine and iodine. AMGAS through the Hugoton JV is currently developing proprietary technology to recover brine minerals, particularly with respect to bromine, which is well underway and has demonstrated recovery efficiency and is expected to be available for use in existing and future development wells.

The first exploratory well commenced on May 7, 2022 near Garden City, Kansas with a goal to evaluate its unconventional theory of where substantial oil, natural gas and noble gases may be present in the Hugoton Gas Field. The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field.

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

COVID–19 Pandemic

The financial statements contained in this Quarterly Report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of March 31, 2022. Economies throughout the world continue to suffer disruptions by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of the coronavirus (COVID-19) including the recent rise of the new Omicron variant. In particular, the oil and gas market has been severely impacted by the negative effects of the coronavirus because of the substantial and abrupt decrease in the demand for oil and gas globally followed by the recent resurgence in oil and natural gas prices. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the COVID-19 pandemic will cease to impact our business and the results of our operations. In reading this Quarterly Report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the outbreak of COVID-19.

Going Concern

The Company has incurred losses from operations, has a net stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the three months ended March 31, 2022 and for the year ended December 31, 2021. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund the (i) development of the Properties acquired on April 1, 2021; (ii) funding our obligations for exploration and development under the Hugoton Farmout Agreement (see Note 14); (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2022 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations during the three months ended March 31, 2022 and for the year ended December 31, 2021.

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

Significant estimates include, but are not limited to, oil and gas reserves; depreciation, depletion and amortization of proved oil and gas properties; future cash flows from oil and gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; warrants issued in connection with convertible debt; the realization of deferred tax assets; fair values of assets acquired and liabilities assumed in business combinations.

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

The Company has performed workovers of the wells subsequent to the Properties purchase which was necessary to put the lease back into production status. Therefore, these tangible and intangible workover costs were expensed as lease operating expenses rather than capitalized in the full cost pool through March 31, 2022. In addition, the Company is currently evaluating the Properties for oil and gas reserves and specifically the potential for noble gas reserves such as helium, argon and krypton. Based on these evaluations, the Company may redirect its efforts to the production of noble gases rather than crude oil on the Properties. These noble gas evaluation costs have also been expensed as lease operating costs through March 31, 2022.

The accounting for, and disclosure of, oil and gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, which were zero through March 31, 2022, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

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

The ceiling test is computed using the simple average spot price for the trailing twelve-month period using the first day of each month. The trailing twelve-month reference price was $67.99 per barrel for the West Texas Intermediate oil at Cushing, Oklahoma through December 31, 2021. This reference price for oil is further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and gas properties may not be reversed in subsequent periods. There were no ceiling test write-downs through March 31, 2022.

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

During April 2021, the Company acquired the Kansas Properties and assumed the related asset retirement obligation existing at the date of acquisition. The asset retirement obligation assumed for the Kansas Properties relates to the plug and abandonment costs when the wells acquired are no longer useful. The Company determined the value of the liability by obtaining quotes for this service and estimated the increased costs that the Company will face in the future. We then discounted the future value based on an intrinsic interest rate that is appropriate for us. If costs rise more than what we have expected there could be additional charges in the future, however, we monitor the costs of the abandoned wells and we will adjust this liability if necessary.

As of December 31, 2021, the Company had divested all of its domestic oil properties that contained operating and abandoned wells in Texas, Colorado and Wyoming. The Company may have obligations related to the divestiture of certain abandoned non-producing domestic leasehold properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. Management believes the Company has been relieved from asset retirement obligation related to Infinity-Texas because of the sale of its Texas oil and gas properties in 2011 and its sale of 100% of the stock in Infinity-Texas in 2012. The Company has recognized an additional liability of $734,897 related to its former Texas oil and gas producing properties (included in asset retirement obligations) to recognize the potential personal liability of the Company and its officers for the Infinity-Texas oil and gas properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. In addition, management believes the Company has been relieved from asset retirement obligations related to Infinity-Wyoming because of the sale of its Wyoming and Colorado oil and gas properties in 2008; however, the Company has recognized since 2012 an additional liability of $981,106 related to its former Wyoming and Colorado oil and gas producing properties (included in asset retirement obligations) to recognize the potential liability of the Company and its officers should the new owner not perform its obligations to reclaim abandoned wells in a timely manner.

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

During the three months ended March 31, 2022 and 2021, the Company had outstanding the following securities that were potentially dilutive; 1) Series A Convertible Preferred Stock, 2) Convertible Note Payable through its retirement on March 26, 2021, 3) 3% Convertible Promissory Notes issued on March 31, 2021, 4) 8% Convertible Promissory Note issued on August 30, 2021, 5) 8% Convertible Promissory Notes issued on October 29, 2021, 6) Warrants to purchase common stock and 7) options to purchase common stock. All potentially dilutive securities were excluded from the calculation of diluted income (loss) per share for the three months ended March 31, 2022 and 2021 as all were considered anti-dilutive because of the net loss reported for the three months ended March 31, 2022 and 2021.

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

Note 2 – Oil and Gas Properties Acquired

Oil and gas properties and equipment is comprised of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31,2021
Oil and gas production equipment	$913,425	$913,425
Proven developed and undeveloped oil and gas properties	9,134	—
Subtotal	922,559	913,425
Less: Accumulated depreciation, depletion and amortization	(123,336)	(92,502)
Oil and gas properties and equipment, net	$799,223	$820,923

On April 1, 2021, the Company completed the previously announced acquisition of certain oil and gas properties and interests from Core Energy, LLC, effective as of January 1, 2021 (the “Oil and Gas Properties Acquisition”). On December 14, 2020, the Company entered into an asset purchase and sale agreement (the “Agreement”) with Core Energy, as well as all of the members of Core, Mandalay LLC and Coal Creek Energy, LLC, to purchase certain oil and gas properties in the Central Kansas Uplift geological formation, covering over 11,000 contiguous acres, including, among other things, the production and mineral rights to and a leasehold interest in the Oil and Gas Properties and all contracts, agreements and instruments. The Agreement provided for an aggregate purchase price consisting of $900,000 in cash at closing.

The following represents the purchase price allocation for the Oil and Gas Properties Acquisition for $900,000 in cash. The Oil and Gas Property Acquisition qualify as an asset acquisition. As such, AMGAS recognized the assets acquired and liabilities assumed at their fair values as of April 1, 2021, the date of closing. The fair value of the Oil and Gas Properties acquired approximate the value of the consideration paid, and the asset retirement obligation to be assumed, which management has concluded approximates the fair value that would be paid by a typical market participant. As a result, neither goodwill nor a bargain purchase gain will be recognized related to the acquisition.

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

The following table summarizes the allocation of the assets acquired and the liabilities assumed related to the Oil and Gas Properties:

Amount
Oil and gas properties, subject to depreciation, depletion and amortization	$913,425
Asset retirement obligation assumed	(13,425)
Total purchase price of the Oil and Gas Properties	$900,000

Note 3 – Debt Obligations

Debt obligations is comprised of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Notes payable:

3% Convertible promissory notes payable	$28,665	$28,665
8% Convertible promissory notes payable (less discount of $193,059 and $273,726 as of March 31, 2022 and December 31, 2021, respectively)	456,941	376,274

Total notes payable	485,606	404,939
Less: Long-term portion	28,665	28,665
Notes payable, short-term	$456,941	$376,274

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2022	$456,941
2023	—
2024	—
2025	—
2026	28,665
2027	—
Total	$485,606

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

The 8% Note and October 8% Notes were recorded at their par value less the discount established at its origination date. The note discount is amortized over the term of the convertible note utilizing the level-interest method. The following is the assumptions used in calculating the estimated grant-date fair value of the detachable warrants to purchase common stock granted in connection with the 8% Note and the October 8% Note during the August and October of 2021:

	As of August 30, 2021 (issuance date)	As of October 30, 2021 (issuance date)

Volatility – range	369.4%	367.7%
Risk-free rate	0.77%	1.18%
Contractual term	5.5 years	5.5 years
Exercise price	$0.50	$0.50
Number of warrants in aggregate	200,000	1,650,000

Following is a summary of activity relative to the 8% Note and October 8% Notes as for the three months ended March 31, 2022:

Amount
Balance December 31, 2021 – 8% Convertible Notes	$376,274
Amortization of discount during the period to interest expense	80,667

Balance March 31, 2022 - 8% Convertible Notes	$456,941

The remaining unamortized discount relative to the 8% Convertible Notes was $193,059 and $273,726 as of March 31, 2022 and December 31, 2021 respectively.

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

On April 1, 2021, the Company and the holder of the $50,000 note payable that was in default reached a settlement whereby the Company issued a total of 145,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $72,874 as of April 1, 2021. The 145,000 shares issued to extinguish the debt obligations were valued at $40,600 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $32,274 which was recorded in the three months ended June 30, 2021.

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

On April 1, 2021, the Company and the holder of the $35,000 note payable that was in default reached a settlement whereby the Company issued a total of 100,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $50,956 as of April 1, 2021. The 100,000 shares issued to extinguish the debt obligations were valued at $28,000 based on the closing market price on the date of the extinguishment. The extinguishment of the debt obligations resulted in a gain of $22,956 which was recorded in the three months ended June 30, 2021.

Note 4 – Accrued liabilities

Accrued liabilities consist of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued rent	$614,918	$614,918
Accrued Nicaragua Concession fees	544,485	544,485

Total accrued liabilities	$1,159,403	$1,159,403

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

On March 31, 2021, the Company and six creditors entered into Debt Settlement Agreements which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% Convertible Promissory Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. (See Note 3, 7 and 13)

Note 5 – Stock Options

Total stock-based compensation is comprised of the following for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Stock-based compensation – stock option grants	$76,500	$—

Stock-based compensation – restricted stock grants	81,250	81,250

Stock-based compensation – warrants issued for services pursuant to USNG Letter Agreement (See Note 7)	72,156	—

Total stock-based compensation	$229,906	$81,250

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

At the Annual Meeting of Stockholders held on October 13, 2021, the stockholders approved the 2021 Plan and the Company reserved 5,000,000 shares for issuance under the 2021 Plan. At the Annual Meeting of Stockholders held on September 25, 2015, the stockholders approved the 2015 Plan and the Company reserved 500,000 shares for issuance under the 2015 Plan.

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

As of March 31, 2022, 5,500,000 shares were available for future grants under the 2021 Plan and the 2015 Plan. All other Plans have now expired.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the expected volatility based on historical volatility. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates. There were 1,800,000 options granted during June 2021.

Stock option grants

The following table summarizes stock option activity for the three months ended March 31, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	332,000	$41.86	1.28 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(55,000)	(50.25)
Outstanding at March 31, 2021	277,000	$39.75	1.27 years	$—
Outstanding and exercisable at March 31, 2021	277,000	$39.75	1.27 years	$—

Outstanding and exercisable at December 31, 2021	1,892,000	$1.93	9.07 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2022	1,892,000	$1.93	8.82 years	$—
Outstanding and exercisable at March 31, 2022	92,000	$30.00	1.79 years	$—

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2022:

	Outstanding options		Exercisable options
Exercise price per share	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.50	1,800,000	9.18 years	—	—
$30.00	92,000	1.79 years	92,000	1.79 years

Total	1,892,000	8.82 years	92,000	1.79 years

The following is the assumptions used in calculating the estimated grant-date fair value of the stock options granted during 2021:

As of June 4, 2021 (issuance date)

Volatility – range	286.6%
Risk-free rate	1.56%
Contractual term	10.0 years
Exercise price	$0.50
Number of options in aggregate	1,800,000

The Company recorded stock-based compensation expense in connection with the vesting of stock options granted aggregating $76,500 and $-0- for the three months ended March 31, 2022 and 2021, respectively.

The total grant date fair value of the 1,800,000 stock options issued during 2021 was $305,997 in total or $0.17 per share and there were no stock options granted during the three months ended March 31, 2022.

The intrinsic value as of March 31, 2022 related to the vested and unvested stock options as of that date was $-0-. The unrecognized compensation cost as of March 31, 2022 related to the unvested stock options as of that date was $51,000 which will be amortized over the next two months in accordance with the respective vesting scale.

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2022 and 2021 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2020	3,750,000	$0.13
Granted	—	—
Vested	(625,000)	(0.13)
Forfeited	—	—
Nonvested balance, March 31, 2021	3,125,000	$0.13

Nonvested balance, December 31, 2021	1,250,000	$0.13
Granted	—	—
Vested	(625,000)	(0.13)
Forfeited	—	—
Nonvested balance, March 31, 2022	625,000	$0.13

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted stock grants aggregating $81,250 and $81,250 during the three months ended March 31, 2022 and 2021, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2022, there were $81,250 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next three months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2022	625,000
2023	—

Note 6 – Derivative Instruments

The estimated fair value of the Company’s derivative liabilities, all of which were related to the detachable warrants issued in connection with various notes payable that have now been paid off or settled, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates. The detachable warrants issued in connection with the two other short-term notes payable (See Note 3) contained ratchet and anti-dilution provisions that remain in effect during the term of the warrants while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished.

On April 1, 2021, the outstanding warrants treated as derivatives and the related notes payable containing such ratchet and anti-dilution provisions were extinguished through an exchange transaction as described in Note 3. Therefore, the derivative liability was adjusted to fair value and extinguished as of April 1, 2021.

A summary of the assumptions used in calculating estimated fair value of such derivative liabilities as of March 31, 2021 is as follows:

As of March 31, 2021

Volatility – range	373.9%
Risk-free rate	0.92%
Contractual term	0.2 years
Exercise price	$5.60
Number of warrants in aggregate	8,500

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2020	$321
Unrealized derivative gains included in other income/expense for the period	(199)
Balance at March 31, 2021	$122
Balance at December 31, 2021	$—
Balance at March 31, 2022	$—

Note 7 – Warrants

The following table summarizes warrant activity for the three months ended March 31, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2020	1,528,380	$0.65
Issued in connection with issuance of Series A convertible preferred stock (See Note 3)	5,256,410	0.39
Issued in connection with issuance of 3% convertible promissory notes (see Note 3 and 13)	5,732,994	0.50
Forfeited/expired	(18,500)	(5.28)
Outstanding and exercisable at March 31, 2021	12,499,284	$0.46

Outstanding and exercisable at December 31, 2021	17,580,784	$0.47
Forfeited/expired	—	—

Outstanding and exercisable at March 31, 2022	17,580,784	$0.47

The weighted average term of all outstanding common stock purchase warrants was 4.3 years and 4.6 years as of March 31, 2022 and December 31, 2021, respectively. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of March 31, 2022 and December 31, 2021.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of March 31, 2022:

	Outstanding and exercisable warrants
Exercise price per share	Number of warrants	Weighted average remaining contractual life
$0.39	5,256,410	4.5 years
$0.50	12,324,374	4.2 years

Total	17,580,784	4.3 years

Warrants issued pursuant to USNG Letter Agreement

On November 9, 2021, the Company entered into a letter agreement (the “USNG Letter Agreement”) with U.S. Noble Gas, LLC (“USNG”), pursuant to which USNG will provide consulting services to the Company for exploration, testing, refining, production, marketing and distribution of various potential reserves of noble gases and rare earth element/minerals on the Company’s recently acquired 11,000-acre oil and gas properties in the Otis Albert Field located on the Central Kansas Properties. The USNG Letter Agreement would cover all of the noble gas, specifically including helium, and rare earth elements/minerals potentially existing on the Central Kansas Properties and the Company’s future acquisitions, if any.

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

The Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision as of March 31, 2022.

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

The following is the assumptions used in calculating the estimated grant-date fair value of the warrants issued pursuant to the USNG Letter Agreement granted on November 9, 2021:

As of November 9, 2021 (issuance date)

Volatility – range	359.3%
Risk-free rate	1.08%
Expected term	5.0 years
Exercise price	$0.50
Number of warrants in aggregate	3,260,000

The Company recognized $72,156 and $-0- of compensation expense relative to the 3,260,000 warrants to purchase common stock issued pursuant to the USNG Letter Agreement during the three months ended March 31, 2022 and 2021, respectively. There have been no exercises or forfeitures of the warrants to purchase common stock relative to the USNG Letter during the three months ended March 31, 2022 and 2021.

The total grant date fair value of the 3,260,000 warrants to purchase common stock issued pursuant to the USNG Letter Agreement on November 9, 2021 was $1,434,313 in total or $0.44 per share. Total unrecognized compensation cost related to the 3,260,000 warrants to purchase common stock issued pursuant to the USNG Letter Agreement, as of March 31, 2022 was $1,314,786 which will be amortized over the next fifty-five months.

Note 8 – Income Taxes

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the net operating loss history of the Company maintaining a full reserve on all net deferred tax assets during the three months ended March 31, 2022 and 2021.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at March 31, 2022. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $62,980,000 in accordance with its 2021 Federal Income tax return as filed. Approximately $61,045,000 of such net operating loss carry-forwards expire from 2028 through 2037 while $1,935,000 of such net operating loss carry-forwards have an indefinite carryforward period in accordance with the Tax Cuts and Jobs Act. In addition, the Tax Cuts and Jobs Act limits the usage of net operating loss carryforwards to 80% of taxable income per year.

The Company has recently completed the filing of its tax returns for the tax years 2012 through 2021. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

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

Note 9 – Gain on Exchange and Extinguishment of Liabilities

During the three months ended March 31, 2022 and 2021, the Company recorded gains on the extinguishment of liabilities through the negotiation of settlements with certain creditors and through the operation of law as follows:

	Three months ended March 31,
	2022	2021

Gain (loss) on Exchange and Extinguishment of Liabilities:
Gain on exchange and extinguishment of liabilities	$—	$124,177
Gain from settlement of litigation (See Note 11)	—	23,000
Loss from retirement of convertible note payable (See Notes 3)	—	(115,805)

Total	$—	$31,372

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

Note 10 – Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2022 and 2021:

Amount

Asset retirement obligation at December 31, 2020	$1,716,003
Accretion expense during the period	—
Asset retirement obligation at March 31, 2021	$1,716,003

Asset retirement obligation at December 31, 2021	$1,730,264
Additions	—
Accretion expense during the period	279

Asset retirement obligation at March 31, 2022	$1,730,543

The $1,716,003 asset retirement obligation existing at March 31, 2021 and in years prior to 2020 represented the remaining potential liability for wells AMGAS had owned in Texas and Wyoming prior to their sales/disposal in 2012. AMGAS was not in compliance with then existing federal, state and local laws, rules and regulations for its previously owned Texas and Wyoming domestic oil and gas properties. Regardless, that all previously owned domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas being disposed of in 2012 and prior years; the Company may remain liable for certain asset retirement costs should the new owners not complete their asset retirement obligations. Management believes the asset retirement obligations recorded relative to these Texas and Wyoming wells of $1,716,003 as of March 31, 2022 and December 31, 2021 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

The Company assumed a $13,425 asset retirement obligation pursuant to an acquisition on April 1, 2021 and recorded $279 of accretion expense during the three months ended March 31, 2022 related to the acquisition of the Oil and Gas Properties as further described in Note 2.

Note 11 – Commitments and Contingencies

Lack of Compliance with Law Regarding Domestic Properties

AMGAS was not in compliance with then existing federal, state and local laws, rules and regulations for domestic oil and gas properties owned and disposed of in 2012 and in years prior to 2012 and could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of AMGAS. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of in 2012 and prior; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded for these prior matters of $1,716,003 as of March 31, 2022 and December 31, 2021 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with the Company, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of March 31, 2022 and December 31, 2021, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Joseph Ryan (“Ryan”) filed an action in the District Court of Johnson County, Kansas, number 20CV01493, on March 20, 2020 against the Company resulting from certain professional consulting services Ryan alleges he performed for Social, Environmental and Economic Impact Assessments during July 2012 through September 2015 on the Nicaraguan Concessions. Ryan alleges that such services were provided pursuant to oral agreements with AMGAS. Ryan claims breach of contract for failure to pay $12,000 amounts invoiced and due. On December 23, 2020, Ryan filed a Motion for Default Judgment for $12,000 in unpaid invoices plus legal, fees, statutory interest and any expert testimony fees.

On February 10, 2021, the parties agreed to a full and complete settlement of the matter with prejudice. The terms of the settlement required the Company to pay a total of $10,000 to extinguish accounts payable to Ryan totaling $33,000. As a result, the Company recorded a $23,000 gain from settlement of litigation during the year ended December 31, 2021 (See note 9).

USNG Letter Agreement

On November 9, 2021, the Company entered into a letter agreement (the “USNG Letter Agreement”) with U.S. Noble Gas, LLC (“USNG”), pursuant to which USNG will provide consulting services to the Company for exploration, testing, refining, production, marketing and distribution of various potential reserves of noble gases and rare earth element/minerals on the Company’s recently acquired 11,000-acre oil and gas properties in the Otis Albert Field located on the Central Kansas Properties. The USNG Letter Agreement would cover all of the noble gas, specifically including helium, and rare earth elements/minerals potentially existing on the Central Kansas Properties and the Company’s future acquisitions, if any.

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

The Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision as of March 31, 2022.

Note 12 – Stockholder’s Deficit

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

As of March 31, 2022 and December 31, 2021 the Company is authorized to issue up to 500,000,000 common shares with a par value of $0.0001 per share.

Series A Convertible Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.0001 per share.

The following summarizes the activity in Series A Convertible Preferred Stock for the three months ended March 31, 2022 and 2021:

Number of Shares
Outstanding at December 31, 2020	—
Issued	22,776
Converted to common stock	—

Outstanding at March 31, 2021	22,776

Outstanding at December 31, 2021	22,076
Issued	—
Converted to common stock	(800)

Outstanding at March 31, 2022	21,276

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

The Company has accrued and paid preferred dividends totaling $52,861 and $3,744 relative to the Series A Convertible Preferred Stock which was charged to additional paid in capital as during the three months ended March 31, 2022 and 2021, respectively.

On January 4, 2022, a holder of Series A Convertible Preferred Stock exercised its right to convert 500 shares of Series A Convertible Preferred Stock into 156,250 shares of common stock. In addition, on February 11, 2022, a holder of Series A Convertible Preferred Stock exercised its right to convert 300 shares of Series A Convertible Preferred Stock into 93,750 shares of common stock.

Note 13 – Related Party Transactions

The Company’s Chief Operating Officer was a non-controlling member of Core. The Company acquired an Option from Core to purchase the production and mineral rights/leasehold for the Properties. The Company paid a non-refundable deposit of $50,000 in 2019 to bind the original Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the newly acquired Option permitted the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020 the parties executed an asset purchase and sale agreement which extended the new Option to January 11, 2021, which expired. The parties entered into the Second Side Letter agreement on March 31, 2021, pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased to April 1, 2021. Pursuant to the Second Side Letter, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through the April 1, 2021 closing date. On April 1, 2021 we completed the acquisition of the Properties, under the same terms of the asset purchase agreement executed on December 14, 2020 which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of convertible preferred stock with detachable common stock purchase warrants. The funds raised pursuant to the Series A Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021, to retire the outstanding convertible note payable and for working capital purposes.

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the years ended December 31, 2021 and 2020. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due to such firm for services totaling $762,407 were extinguished upon the issuance of $7,624 principal balance of 3% Note and the issuance of warrants to purchase 1,524,814 shares of Common Stock as further described in Notes 3, 7 and 9. Total amounts due to the related party was $-0- as of March 31, 2022 and December 31, 2021.

The Company had accrued compensation to its officers and directors in years prior to 2018. The Board of Directors authorized the Company to cease the accrual of compensation for its officers and directors, effective January 1, 2018. On March 31, 2021 the parties entered into Debt Settlement Agreements whereby all accrued amounts due for such services totaling $1,789,208 were extinguished upon the issuance of $17,892 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 3,578,416 shares of Common Stock as further described in Notes 3, 7 and 9. Total amounts due to the officers and directors related to accrued compensation was $-0- as of March 31, 2022 and December 31, 2021.

Offshore Finance, LLC was owed financing costs in connection with a subordinated loan to the Company which was converted to common shares in 2014. The managing partner of Offshore and the Company’s CFO are partners in the accounting firm which the Company used for general corporate purposes in the past. On March 31, 2021, the parties entered into a Debt Settlement Agreement whereby all amounts due for such services totaling $26,113 were extinguished upon the issuance of $261 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 52,226 shares of common stock as further described in Notes 3, 7 and 9. Total amounts due to this related party was $-0- as of March 31, 2022 and December 31, 2021.

Note 14 – Subsequent Events

Resignation of Chief Operating Officer

On April 18, 2022, John Loeffelbein resigned from his position as Chief Operating Officer with American Noble Gas, Inc. with such resignation to be effective immediately. Mr. Loeffelbein’s resignation as an officer did not result from any disagreement with the Board.

Farmout Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field

On April 4, 2022, the Company acquired a 40% interest in a Farmout Agreement with an entity that controls significant oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. AMGAS will participate with three other partners in the Farm-Out Agreement to explore and develop its interests in Haskell and Finney County, Kansas (the “Hugoton Farm-Out Venture”).

The Farmout Agreement covers drilling and completion of up to 50 wells, with the first exploratory well spudded on May 7, 2022 and is expected to be completed in May 2022. The Hugoton Farm-Out Venture will utilize existing infrastructure assets including water disposal, gas gathering and helium processing. The Farmout Agreement provides the Hugoton Farm-Out Venture with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, which will enable the Hugoton Farm-Out Venture to market and sell the helium produced at prevailing market prices.

The Hugoton Farm-Out Venture also acquired the right to all brine minerals subject to a ten percent (10%) royalty to the counter-party, across Finney and Haskell Counties. Brine minerals are harvested from the formation water produced from active, and to be drilled, oil and gas wells and may include a variety of dissolved minerals including bromine and iodine. The Hugoton Farm-Out Venture plans to target brine minerals with commercial quantities of bromine and iodine. AMGAS is currently developing proprietary technology to recover brine minerals, particularly with respect to bromine, which is well underway and has demonstrated recovery efficiency and is expected to be available for use in existing and future development wells.

The first exploratory well commenced on May 7, 2022 near Garden City, Kansas with a goal to evaluate two Chase group formations. The Hugoton Farm-Out Venture is testing an unconventional theory regarding these two Chase group formations that have not previously been targeted for exploration by historical operations in the field.

The exploration and development activity will be directed and coordinated under the terms of the USNG Letter Agreement entered in November 2021 with input from the newly formed Advisory Board of directors whose members all have extensive experience in developing shale resources and noble gas and rare earth mineral reserves.

John Loeffelbein, the Company’s previous Chief Operating Officer was granted a 3% carried interest through drilling in the Hugoton Farmout Venture. Such carried interest was burdened only to the three other partners in the Hugoton Farm-Out Venture and not the Company’s interest.

Letter of Engagement

On April 1, 2022, the Company engaged Univest Securities, LLC (“Univest”) to act as the exclusive financial advisor, and the lead underwriter in a public offering (the “Offering”), to the Company. The size of the Offering is expected to be between $10,000,000 to $15,000,000, with a goal to up-list the Company onto the Nasdaq Capital Market upon closing of the Offering. The price per share will be determined by mutual agreement of the Company and Univest and will be determined at the signing of the final Underwriting Agreement, which will based on, among other things, market conditions at the time of the Offering.

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

Investment in GMDOC, LLC

On May 3, 2022, the Company entered into an operating agreement (the “Operating Agreement”) pursuant to which the Company acquired 17 (or 60.7143%) of 28 limited liability membership interests (the “Interests”) in GMDOC, LLC, a Kansas limited liability company (“GMDOC”), for an aggregate purchase price of $4,037,500, and was subsequently admitted as a member of GMDOC.

GMDOC had previously acquired 70% of the working interests (the “Acquisition”) in certain oil and gas leases (the “GMDOC Leases”) from Castelli Energy, L.L.C, an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC Leases currently produce approximately 100 barrels of oil per day and 1.2 million cubic feet of natural gas per day, on a gross basis.

GMDOC is managed by two other members – Darrah Oil Company, LLC, a Kansas limited liability company, and Grand Mesa Operating Company, a Kansas corporation (the “Managing Members”) – each of which also serve as the operating companies under the GMDOC Leases.

Pursuant to the terms of the Operating Agreement, each member agreed to pay GMDOC, as its capital contribution, $50,000 in cash per Interest, with the remainder to be financed, in part, by a loan to GMDOC from a bank, secured by GMDOC’s property, in the aggregate amount of $5,400,000, which is to be repaid in 84 equal monthly installments and bears interest at a rate of 6% per annum. The remainder of each member’s capital contribution and initial working capital for GMDOC will be financed, in part, by a loan to GMDOC from a Managing Member, in the aggregate amount of $400,000, which is to be repaid equally over 12 months and bears interest at a rate of 6% per annum.

With respect to its cash capital contribution, the Company paid a non-refundable cash deposit for the Interests in the amount of $50,000 on May 3, 2022 and the Company will pay the remainder of the cash contribution for the Interests, or $800,000, on or before the close of business on May 17, 2022. The remainder of the Company’s capital contribution, or $3,187,500, will be financed by the bank loan and the member loan.

Conversion of Series A Convertible Preferred Stock to Common Stock.

On April 28, 2022, a holder of Series A Convertible Preferred Stock exercised its right to convert 650 shares of Series A Convertible Preferred Stock into 203,125 shares of common stock.

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

As used in this quarterly report, “AMGAS,” the “Company,” “we,” “us” and “our” refer collectively to American Noble Gas, Inc., formerly Infinity Energy Resources, Inc., its predecessors and subsidiaries or one or more of them as the context may require.

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

All references to the Company in this Quarterly Report on Form 10-Q refer to the Predecessor prior to the merger, and AMGAS-Nevada subsequent to the merger.

2022 Operational and Financial Objectives

COVID–19 PANDEMIC

The financial statements contained in this Quarterly Report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of March 31, 2022. Economies throughout the world have been and continue to be disrupted by the continuing effects of the COVID-19 pandemic, including the recent rise of the new Omicron variant. In particular, the oil and gas market has been severely adversely impacted by the effects of the COVID-19 pandemic because of the substantial and abrupt decrease in the demand for oil and gas globally followed by the recent resurgence in oil and natural gas prices. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the continuing effects of the COVID-19 pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the COVID-19 pandemic will cease to impact our business and the results of our operations. In reading this Quarterly Report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the COVID-19 pandemic.

Corporate Activities

The Company’s 2022 operating objectives are focused on: 1) raising the necessary funds to finance exploration and development of the Hugoton Gas Field Farm-Out Venture, 2) raise the funds necessary to explore and develop the Properties, including testing and evaluation of noble gas reserves in additional to the oil and gas producing zones and 3) to raise the funds necessary to allow the Company to compete for new oil and gas properties that become available for acquisition purposes 3) to fund our daily operations and the repayment of obligations that become due, or are in default and/or past due.

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

On November 9, 2021, the Company entered into a letter agreement the USNG Letter Agreement with U.S. Noble Gas, LLC (“USNG”), pursuant to which USNG would provide consulting services to the Company for exploration, testing, refining, production, marketing and distribution of various potential reserves of noble gases and rare earth element/minerals on the Properties. The USNG Letter Agreement would cover all of the noble gas, specifically helium, and rare earth elements/minerals potentially existing on the Properties and the future acquisitions of the Company, if any, including the Hugoton Gas Field.

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

The Company is required to pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision through March 31, 2022.

The USNG Letter Agreement has an initial term of 5 years, which shall thereafter continue for successive one-year periods, provided that there is no uncured breach, unless otherwise terminated by either party upon a written notice of intent to non-renew.

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

For the Three Months Ended March 31, 2022 and 2021

Results of Operations

Revenue

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Revenues totaled $25,305 for the three months ended March 31, 2022. The Company had no revenues in the same period in 2021 as it focused on identification of acquisition targets of domestic oil and gas producing properties.

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

Oil and Gas Lease Operating Expenses

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Total oil and gas lease operating expenses totaled $86,536 for the three months ended March 31, 2022.

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

The Company had no oil and gas lease operating expenses during the three months ended March 31, 2021 as it held no oil and gas producing properties during that period.

Depreciation, Depletion and Amortization

The Company began generating revenues from the production and sale of crude oil resulting since the acquisition of the Properties on April 1, 2021, which was acquired for $900,000 cash plus the assumption of asset retirement obligations of $13,425. The Company allocated the purchase price of $913,425 to oil and gas properties and equipment, which is subject to depreciation, depletion and amortization as the acquisition qualified as an asset acquisition. Total depreciation, depletion and amortization was $30,834 for the three months ended March 31, 2022. There was no depreciation, depletion and amortization for the three months ended March 31, 2021 as the Company held no properties during that period of time.

Capitalized costs to acquire oil and natural gas properties are depreciated and depleted on a units-of-production basis based on estimated proved reserves. Capitalized costs of exploratory wells and development costs are depreciated and depleted on a units-of-production basis based on estimated proved developed reserves. Under this method, the sum of the full cost pool, excluding the book value of unproved properties, and all estimated future development costs are divided by the total estimated quantities of proved reserves. This rate is applied to our total production for the three months ended March 31, 2022, and the appropriate expense is recorded. Support equipment and other property, plant and equipment related to oil and gas producing activities, as well as property, plant and equipment unrelated to oil and gas producing activities, are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets.

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $279 and $-0- for the three months ended March 31, 2022 and 2021, respectively. The Company determined the amount of the asset retirement obligation assumed to be $13,425 as of April 1, 2021, the date of the acquisition of the Properties. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Oil and gas production related taxes totaled $28 and $-0- for the three months ended March 31, 2022 and 2021, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the State of Kansas and Kansas conservation assessment fees. Revenues totaled $25,305 for the three months ended March 31, 2022, which resulted in the deduction of $28 in production related taxes. The Company has received notice of an exemption from the State of Kansas, which exempted the Company from paying severance taxes due to the existing wells production levels. Therefore, production related taxes should continue to decline as a percentage of revenue during the remainder of 2022 and beyond. The Company had no revenues in the similar 2021 period and therefore there was no deduction for production related taxes in Kansas.

Other General and Administrative Expenses

Other general and administrative expenses were $368,706 for the three months ended March 31, 2022, an increase of $167,736, or 83%, from other general and administrative expenses of $200,970 for the three months ended March 31, 2021. The increase in other general and administrative expenses is primarily attributable to an increase of $148,656 in stock-based compensation due to the noncash compensation for its executives and Board members in 2021. The increase in other general and administrative expenses is also attributable to an increase $47,500 for audit fees as the Company began operating the Properties, which required various capital raises and other filings with the Securities and Exchange Commission. The $148,656 increase in stock-based compensation was related to the amortization of the stock option grants in June 2021, the warrants issued to USNG and the Advisory Board, and the restricted stock grants in August 2020.

Interest Expense

Interest expense increased to $93,556 for the three months ended March 31, 2022, compared to $34,225 for the three months ended March 31, 2021, an increase of $59,331, or 173%. Interest expense increased during the three months ended March 31, 2022 primarily due to the issuance of the 8% Convertible Notes Payable during August and October 2021 that was outstanding in the 2022 period and not in the 2021 period.

On August 30, 2021 and October 29, 2021, the Company entered into two Securities Purchase Agreements with one and three, respectively, accredited investors agreed for the 8% Notes, with an aggregate principal face amount of approximately $650,000. The 8% Notes are, subject to certain conditions, convertible into an aggregate of 1,300,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued five and one half-year common stock purchase warrants to purchase up to 1,850,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments which are immediately exercisable. The investors purchased the 8% Notes and the warrants from the Company for an aggregate purchase price of $650,000 and the proceeds were used for general working capital purposes. The 8% Notes bear interest at 8%, however a discount was recorded for the on the relative estimated fair value of the detachable warrants issued, which will be amortized to interest expense over the term of the 8% Notes using the interest method. Total interest expense related to the 8% Notes was $93,346 during the three months ended March 31, 31, 2022 including $80,667 related to discount amortization and will continue to affect interest expense in future quarters.

On March 31, 2021, the Company issued $28,665 principal balance of 3% Notes in connection with the Debt Settlement Agreements, which bear interest at 3%. Interest expense related to the 3% Notes totaled $210 related to these 3% Notes during the three months ended March 31, 2022 and will continue to affect interest expense in future quarters.

Gain on Extinguishment of Liabilities

The Company reported a gain on exchange and extinguishment of liabilities of $-0- and $31,372 in the three months ended March 31, 2022 and 2021, respectively.

On March 31, 2021, the Company recorded a net gain on extinguishment of liabilities totaling $31,372, which was attributable to six transactions that extinguished outstanding liabilities as of that date. The Debt Settlement Agreements extinguished accounts payable and accrued liabilities with a total outstanding balance of $2,866,497, for the issuance of $28,665 in principal balance of the 3% Notes. Such 3% Notes were issued with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share, which was valued at $1,605,178. The transaction resulted in a total gain of $1,232,654 of which $124,177 was reported as a gain on extinguishment of liabilities and $1,108,477 was reported as a capital contribution. The $23,000 gain from settlement of litigation extinguished $33,000 of trade payables for a cash payment of $10,000. The loss of $115,805 is related to the early retirement of $365,169 principal balance of August 2020 Note.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes outstanding during the three months ended March 31, 2021 were treated as derivative instruments because such notes and warrants contained ratchet and anti-dilution provisions. The mark-to-market process resulted in a gain of $199 during the three months ended March 31, 2021. There were no similar derivatives outstanding during the three months ended March 31, 2022. All short-term notes and their related derivative warrants were terminated on April 1, 2021.

Income Tax

The Company recorded no income tax benefit (expense) in the three months ended March 31, 2022 and 2021. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at March 31, 2022. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense or benefit on its income (loss) before income taxes during the three months ended March 31, 2022 and 2021.

Net Loss

The Company reported a net loss of $554,634 for the three months ended March 31, 2022, compared to a net loss of $203,624 for the three months ended March 31, 2021. This represents a deterioration of $351,010 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Series A Convertible Preferred Stock Dividends

The Company recorded $52,861 and $3,744 in convertible preferred stock dividends in the three months ended March 31, 2022 and 2021, respectively. On March 26, 2021, the Company issued and classified its Series A Convertible Preferred Stock as equity securities in the balance sheet. Series A Convertible Preferred Stock bears a cumulative dividend at a 10% rate based on its stated/liquidation value.

Net Loss Applicable to Common Stockholders

The Series A Convertible Preferred Stock issued on March 26, 2021 has a preference over Common Stock and therefore such accrued dividend amounts have been deducted from net loss to report net loss applicable to common stockholders of $607,495 and $207,368 for the three months ended March 31, 2022 and 2021, respectively.

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

The Company incurred a net loss attributable to common stockholders during the three months ended March 31, 2022, and 2021, therefore all Common Stock Equivalents were considered anti-dilutive and excluded from diluted net loss attributable to common stockholders per share computations. The basic and diluted net loss attributable to common stockholders per share were $(0.03) and $(0.01) for the three months ended March 31, 2022 and 2021, respectively.

Potential Common Stock Equivalents as of March 31, 2022 totaled 27,478,864 shares of Common Stock, which included 1,357,330 shares of Common Stock underlying the Convertible Promissory Notes, 6,648,750 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 17,580,784 shares of Common Stock underlying outstanding warrants and 1,892,000 shares of Common Stock underlying outstanding stock options.

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

Capital Raised

Historically, we have raised funds through various equity and debt instruments through private transactions. We did not complete any capital raises during the three months ended March 31, 2022. The following summarizes the sources of significant liquidity raised during the year ended December 31, 2021:

2021
Capital raised:
Issuance of Series A Convertible Preferred Stock with detachable common stock purchase warrants	$1,929,089
Issuance of Convertible Promissory Notes with detachable common stock purchase warrants	650,000

Total costs	$2,579,089

The Company was able to raise liquidity during 2021 through the issuance of debt and equity in private transactions with accredited investors. These financial instruments generally require the Company to register the Common Stock underlying the conversion of the Series A Convertible Preferred Stock, the convertible notes, provide the holders with a right to participate in future capital raises and require their approval for the future issuance of securities at rates less than $0.50 per share. The holders have also agreed that the conversion of the Series A Convertible Preferred Stock, the convertible promissory notes and the exercise of the underlying warrants are generally subject to beneficial ownership limitations such that each holder of the financial instruments individually may not convert the underlying Series A Convertible Preferred Stock, convertible notes or exercise the underlying warrants to the extent that such conversion or exercise would result in any of the holders individually being the beneficial owner in excess of 4.99% (or, upon election of the holders, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

We will likely continue to issue such convertible instruments with detachable warrants to acquire Common Stock to fund our operational and capital expenditure plans for 2022.

Letter of Engagement

On April 1, 2022, the Company engaged Univest Securities, LLC (“Univest”) to act as the exclusive financial advisor, and the lead underwriter in a public offering (the “Offering”), to the Company. The size of the Offering is expected to be between $10,000,000 to $15,000,000, with a goal to up-list the Company onto the Nasdaq Capital Market upon closing of the Offering. The price per share will be determined by mutual agreement of the Company and Univest and will be determined at the signing of the final Underwriting Agreement, which will based on, among other things, market conditions at the time of the Offering.

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

The Farmout Agreement covers drilling and completion of up to 50 wells, with the first exploratory well spudded on May 7, 2022.

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

Going Concern

The Company has incurred losses from operations, has a net stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the three months ended March 31, 2022 and for the year ended December 31, 2021. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund the (i) development of the Properties acquired on April 1, 2021; (ii) funding our obligations for exploration and development under the Hugoton Farmout Agreement (see Note 14); (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2022 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations during the three months ended March 31, 2022 and for the year ended December 31, 2021.

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

Cash and cash equivalents balances-

As of March 31, 2022, we had cash and cash equivalents with an aggregate balance of $148,384, a decrease from a balance of $260,590 as of December 31, 2021. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $112,206 net decrease in cash during the three months ended March 31, 2022:

●	Operating activities:	$50,211 of net cash used in operating activities. Net cash used in operating activities was $50,211 and $72,906 for the three months ended March 31, 2022 and 2021, respectively, an improvement of $22,695. The improvement was primarily the result of the increase in accounts payable and the increase in non-cash stock compensation reflected in our cash flows from operating activities for the three months ended March 31, 2022 compared to the same period in 2021.

●	Investing activities:	$9,134 of net cash used in investing activities. Cash used in investing activities was $9,134 for the three months ended March 31, 2022 compared to $-0- for the three months ended March 31, 2021. We utilized funds during 2022 to acquire geological development plans for the Properties we previously acquired.

●	Financing activities:	$52,861 of net cash used in financing activities. Cash used in financing activities for the three months ended March 31, 2022 was $52,861 compared to cash provided by financing activities of $1,475,550 for the three months ended March 31, 2021. We paid dividends totaling $52,861 on the Series A Convertible Preferred Stock in the 2022 period. The Company raised $1,929,089 through the issuance of Series A Convertible Preferred Stock in the 2021 period.

The net result of these activities was a $112,206 decrease in cash and cash equivalents from $260,590 as of December 31, 2021 to $148,384 as of March 31, 2022.

Commitments:

Capital Expenditures. We had no material commitments for capital expenditures at March 31, 2022. However, subsequent to March 31, 2022, we entered The Farmout Agreement that requires us to drill at least one production well in 2022. We begin drilling operations on May 7, 2022 and estimate that the expenses related to the drilling program to be approximately $350,000 for drilling of the initial well.

Repayment of Debt. Debt obligations is comprised of the following at March 31, 2022:

March 31, 2022
Notes payable:

3% Convertible promissory notes payable	$28,665
8% Convertible promissory notes payable (less discount of $193,059 and $273,726 as of March 31, 2022 and December 31, 2021, respectively)	456,941

Total notes payable	485,606
Less: Long-term portion	28,665
Notes payable, short-term	$456,941

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2022	$456,941
2023	—
2024	—
2025	—
2026	28,665
2027	—
Total	$485,606

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

Contractual Obligations

USNG Letter Agreement - The Company is required to pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision through March 31, 2022.

Farmout Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field - On April 4, 2022, the Company acquired a 40% interest in a Farm-Out Agreement by and between Sunflower Exploration, LLC and Scout Energy Partners with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Farmout Agreement covers drilling and completion of up to 50 wells and the Company has joined three other entities to develop the oil and gas interests subject to the Farm-Out Agreement (the “Hugoton Farm-Out Venture”).

The Hugoton Farm-Out Venture will utilize Scout’s existing infrastructure assets, including water disposal, gas gathering and helium processing. In addition, the Farmout Agreement provides the Hugoton Farm-Out Venture with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, located in Grant County, Kansas, which will enable the Hugoton Farm-Out Venture to market and sell the helium produced at prevailing market prices. The first exploratory well commenced on May 7, 2022 near Garden City, Kansas with a goal to evaluate and test an unconventional theory regarding potential new reserves of gas and helium contained in the Hugoton Gas Field. The target zones and the unconventional theory has not previously been targeted for exploration by historical operations in the field.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of March 31, 2022, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which American Noble Gas, Inc. (the “AMGAS”, “Company”, “we”, “us” or “our”) are involved is set forth in Note 11 of the Notes to the Unaudited Condensed Financial Statements, entitled “Commitments and Contingencies – Litigation”, which is included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and such information is incorporated by reference into this Item 1.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(c) Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Noble Gas, Inc.

By:	/s/ Stanton E. Ross	Dated: May 10, 2022
Stanton E. Ross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel F. Hutchins	Dated: May 10, 2022
Daniel F. Hutchins
Chief Financial Officer
(Principal Financial and Accounting Officer)

