Form 10-Q
period 2022-06-30
AMERICAN NOBLE GAS, INC.
filed 2022-08-12
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of Exchange Act.

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

As of August 11, 2022, the registrant had 21,924,515 shares of common stock, $0.0001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

AMERICAN NOBLE GAS INC

(formerly Infinity Energy Resources, Inc.)

Condensed Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,210	$260,590
Account receivable	15,057	10,998
Prepaid expenses	19,727	13,090

Total current assets	141,994	284,678
Oil and gas properties and equipment:
Oil and gas properties and equipment	1,243,402	913,425
Accumulated depreciation, depletion and impairment	(154,170)	(92,502)

Property and equipment, net	1,089,232	820,923

Investment in unconsolidated subsidiary – GMDOC, LLC	964,336	—

Total assets	$2,195,562	$1,105,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,190,798	$975,842
Accrued liabilities	1,161,458	1,159,403
Accrued interest - related parties	1,067	643
Convertible notes payable, net of unamortized discount	1,208,197	376,274

Total current liabilities	3,561,520	2,512,162

Asset retirement obligations	1,730,844	1,730,264
Convertible promissory notes, net of unamortized discount - related parties	28,665	28,665

Total liabilities	5,321,029	4,271,091
Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock; par value $.0001 per share, 10,000,000 shares authorized; Series A Convertible – 27,778 shares authorized with stated/liquidation value of $100 per share, 24,376 and 22,076 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Common stock, par value $.0001 per share, 500,000,000 shares authorized, 21,830,765 shares issued and outstanding at June 30, 2022 and 19,012,015 shares issued and outstanding at December 31, 2021	2,183	1,901
Additional paid-in capital	116,858,495	115,522,952
Accumulated deficit	(119,986,147)	(118,690,345)
Total stockholders’ deficit	(3,125,467)	(3,165,490)
Total liabilities and stockholders’ deficit	$2,195,562	$1,105,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

(formerly Infinity Energy Resources, Inc.)

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenues	$43,563	$20,828	$68,868	$20,828

Operating expenses:
Oil and gas lease operating expense	56,178	226,795	142,714	226,795
Depreciation, depletion and amortization	30,834	30,834	61,668	30,834
Accretion of asset retirement obligation	302	279	580	279
Oil and gas production related taxes	82	966	110	966
Other general and administrative expenses	479,437	242,296	848,144	443,266

Total operating expenses	556,833	501,170	1,053,216	702,140

Operating loss	(523,270)	(480,342)	(984,348)	(681,312)

Other income (expense):
Equity in earnings of unconsolidated subsidiary – GMDOC, LLC	114,336	—	114,336	—
Interest expense	(332,234)	(214)	(425,790)	(34,439)
Gain on exchange and extinguishment of liabilities	—	55,230	—	86,602
Change in derivative fair value	—	—	—	199

Total other income (expense)	(217,898)	55,016	(311,454)	52,362

Loss before income taxes	(741,168)	(425,326)	(1,295,802)	(628,950)
Income tax (expense) benefit	—	—	—	—

Net loss	(741,168)	(425,326)	(1,295,802)	(628,950)

Convertible preferred stock dividends	(52,289)	(56,784)	(105,150)	(60,528)

Net loss attributable to common stockholders	$(793,457)	$(482,110)	$(1,400,952)	$(689,478)

Basic and diluted net loss per share:
Basic	$(0.04)	$(0.03)	$(0.07)	$(0.04)
Diluted	$(0.04)	$(0.03)	$(0.07)	$(0.04)
Weighted average shares outstanding – basic and diluted	20,550,904	18,793,265	19,882,501	18,732,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

(formerly Infinity Energy Resources, Inc.)

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	—	—	18,548,265	$1,855	$110,352,302	$(117,178,645)	$(6,824,488)

Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(252,961)	92,061	(160,900)

Stock-based compensation	—	—	—	—	81,250	—	81,250

Issuance of preferred stock with detachable warrants to purchase common stock	22,776	2	—	—	1,929,087	—	1,929,089

Issuance of warrants to purchase common stock pursuant to debt settlement agreements	—	—	—	—	1,605,178	—	1,605,178

Extinguishment of liabilities with related parties pursuant to debt settlement agreements	—	—	—	—	1,108,477	—	1,108,477

Accrual of Series A Convertible Preferred Stock dividends	—	—	—	—	(3,744)	—	(3,744)

Net loss	—	—	—	—	—	(203,624)	(203,624)

Balance, March 31, 2021	22,776	2	18,548,265	1,855	114,819,589	(117,290,208)	(2,468,762)

Stock-based compensation	—	—	—	—	106,750	—	106,750

Issuance of common stock pursuant to debt settlement agreements	—	—	245,000	24	68,576	—	68,600

Accrual of preferred stock dividends	—	—	—	—	(56,784)	—	(56,784)

Net loss	—	—	—	—	—	(425,326)	(425,326)

Balance, June 30, 2021	22,776	$2	18,793,265	$1,879	$114,938,131	$(117,715,534)	$(2,775,522)

Balance, December 31, 2021	22,076	$2	19,012,015	$1,901	$115,522,952	$(118,690,345)	$(3,165,490)

Stock-based compensation -	—	—	—	—	229,906	—	229,906

Issuance of common stock pursuant to conversion of preferred stock	(800)	—	250,000	25	(25)	—	—

Series A Convertible Preferred Stock dividends	—	—	—	—	(52,861)	—	(52,861)

Net loss	—	—	—	—	—	(554,634)	(554,634)

Balance, March 31, 2022	21,276	2	19,262,015	1,926	115,699,972	(119,244,979)	(3,543,079)

Stock-based compensation -	—	—	—	—	378,341	—	378,341

Issuance of common stock in association with the issuance of convertible bridge notes payable	—	—	425,000	42	196,112	—	196,154

Issuance of restricted common stock as compensation	—	—	1,550,000	155	(155)	—	—

Issuance of detachable warrants to purchase common stock in association with issuance of convertible bridge note payable	—	—	—	—	136,574	—	136,574

Issuance of Series A preferred stock with detachable common stock purchase warrants	5,000	1	—	—	499,999	—	500,000

Issuance of common stock pursuant to conversion of preferred stock	(1,900)	(1)	593,750	60	(59)	—	—

Series A Convertible Preferred Stock dividends	—	—	—	—	(52,289)	—	(52,289)

Net loss	—	—	—	—	—	(741,168)	(741,168)

Balance, June 30, 2022	24,376	$2	21,830,765	$2,183	$116,858,495	$(119,986,147)	$(3,125,467)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS INC

(formerly Infinity Energy Resources, Inc.)

Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,295,802)	$(628,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiary – GMDOC, LLC	(114,336)	—
Change in fair value of derivative liability	—	(199)
Stock-based compensation	608,247	188,000
Depreciation, depletion and amortization	61,668	30,834
Accretion of asset retirement obligations	580	279
Gain on settlement of litigation	—	(23,000)
Gain on exchange and extinguishment of liabilities	—	(179,407)
Loss on retirement of convertible note payable	—	115,805
Expiration and charge-off of deposit to acquire oil and gas properties	—	75,000
Amortization of discount on convertible note payable	389,651	25,823
Change in operating assets and liabilities:
Increase in accounts receivable	(8,729)	(6,942)
Decrease in prepaid expenses	(1,967)	—
Increase (decrease) in accounts payable	214,956	45,725
Increase in accrued liabilities	2,055	(225)
Increase in accrued interest	424	8,616
Net cash used in operating activities	(143,253)	(348,641)

Cash flows from investing activities:
Investment in unconsolidated subsidiary – GMDOC, LLC	(850,000)	—
Investment in Hugoton Gas Field participation agreement	(314,753)	—
Investment in oil and gas properties and equipment	(15,224)	(900,000)
Net cash used in investing activities	(1,179,977)	(900,000)

Cash flows from financing activities:
Cash dividends paid on preferred stock	(105,150)	(60,528)
Net proceeds from issuance of convertible notes payable	1,200,000	—
Repayment of convertible note payable	(425,000)	(453,539)
Net proceeds from issuance of convertible preferred stock with detachable common stock purchase warrants	500,000	1,929,089
Net cash provided by financing activities	1,169,850	1,415,022

Net (decrease) increase in cash and cash equivalents	(153,380)	166,381

Cash and cash equivalents:
Beginning	260,590	11,042
Ending	$107,210	$177,423
Supplemental cash flow information:
Cash paid for interest	$34,027	$17,448
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Preferred Stock to Common Stock	$85	$—
Issuance of restricted common stock	$155	$—
Issuance of restricted common stock attributable to issuance of convertible notes payable	$196,154	$—
Issuance of detachable common stock warrants attributable to issuance of convertible notes payable	$136,574	$—
Cumulative effect of adoption of ASU 2020-06	$—	$160,900
Issuance of convertible promissory notes pursuant to debt settlement agreements	$—	$28,665
Issuance of detachable common stock purchase warrants pursuant to debt settlements agreements	$—	$1,605,178
Capital contribution attributable to related party debt extinguishment	$—	$1,108,477
Issuance of common stock pursuant to debt settlement agreements	$—	$68,600
Assumption of asset retirement obligation related to purchase of oil and gas properties	$—	$13,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

(formerly Infinity Energy Resources, Inc.)

Notes to Condensed Financial Statements

June 30, 2022

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

Name change

At the Annual Meeting of Stockholders held on October 13, 2021 the stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, changing the Company’s name from Infinity Energy Resources, Inc. to American Noble Gas Inc. “AMGAS,” the “Company,” “we,” “us” and “our” refers collectively to American Noble Gas Inc, (formerly Infinity Energy Resources, Inc.), its predecessors and subsidiaries or one or more of them as the context may require.

Reincorporation in Nevada

On December 7, 2021, pursuant to an Agreement and Plan of Merger, American Noble Gas, Inc., a Delaware corporation, merged with and into its wholly owned subsidiary, American Noble Gas Inc., a Nevada corporation (“AMGAS-Nevada” and/or the “Company”) with AMGAS-Nevada continuing as the surviving corporation. In conjunction with the merger, AMGAS-Nevada succeeded to the assets, continued the business and assumed the rights and obligations of the predecessor Delaware Corporation existing immediately prior to the merger. The merger was consummated by the filing of a certificate of merger on December 7, 2021 with the Secretary of State of the State of Delaware and articles of merger with the Secretary of State of the State of Nevada. The Agreement and Plan of Merger and transactions contemplated thereby were adopted by the holders of a majority of the outstanding shares of the predecessor company’s common stock, par value, $0.0001 per share and/or Series A Convertible Preferred Stock, par value $0.0001 per share, on an as-converted common stock basis, by written consent in lieu of a special meeting of stockholders, in accordance with the Delaware General Corporation Law.

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

As a result of the merger, the internal affairs of the Company ceased to be subject to the Delaware General Corporation Law or governed by the predecessor’s Delaware Certificate of Incorporation, as amended and its bylaws. As of the December 7, 2021 merger date, the Company is now subject to the Nevada Revised Statutes and is governed by the Company’s Articles of Incorporation as filed in the State of Nevada and the Company’s Bylaws.

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

Subsequent to the termination of the Nicaraguan Concessions, we began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of oil and gas oil producing properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States.

As a result, we are now involved with the following oil and gas producing properties:

Central Kansas Uplift - On April 1, 2021 we completed the acquisition of the Central Kansas Uplift Properties, for a purchase price of $900,000. The Central Kansas Uplift Properties include the production and mineral rights/leasehold for oil and gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

We commenced rework of the existing production wells after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties’ existing oil and gas reserves while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

Hugoton Gas Field Farm-Out - On April 4, 2022, the Company acquired a 40% participation in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. AMGAS has joined three other parties to explore for and develop potential oil, natural gas, noble gases and brine minerals on the properties underlying the Farmout Agreement (collectively the “Hugoton JV”).

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

The first exploratory well commenced on May 7, 2022 near Garden City, Kansas with a goal to evaluate its unconventional theory of where substantial oil, natural gas and noble gases may be present in the Hugoton Gas Field. The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial well in which AMGAS has acquired a 40% participation together with three other venture partners was spud on May 7, 2022 with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves.

The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well is in process of being connected to the pipeline as of June 30, 2022.

Investment in GMDOC, LLC - On May 3, 2022, the Company entered into an operating agreement (the “Operating Agreement”) pursuant to which the Company acquired 17 (or 60.7143%) of 28 limited liability membership interests (the “Interests”) in GMDOC, LLC, a Kansas limited liability company (“GMDOC”), for an aggregate purchase price of $4,037,500, and was subsequently admitted as a member of GMDOC.

With respect to its cash capital contribution, the Company paid a non-refundable cash deposit for the membership interests in the amount of $50,000 on May 3, 2022. The Company paid the remainder of the cash contribution for the membership interests, or $800,000, on May 16, 2022. The remainder of the Company’s capital contribution, or $3,187,500, was financed by the Bank Loan (as defined below).

GMDOC had previously acquired 70% of the working interests (the “Acquisition”) in certain oil and gas leases (the “GMDOC Leases”) from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC Leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis.

GMDOC is managed by two members: Darrah Oil Company, LLC, and Grand Mesa Operating Company, (collectively the “Managing Members”), which also serve as the operating companies under the GMDOC Leases.

COVID–19 Pandemic

The financial statements contained in this Quarterly Report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of and for the three and six months ended June 30, 2022. Economies throughout the world continue to suffer disruptions by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the coronavirus (COVID-19) pandemic, including the recent rise of the new Omicron variant. In particular, the oil and gas market has been severely impacted by the negative effects of COVID 19 because of the substantial and abrupt decrease in the demand for oil and gas globally followed by the recent resurgence in oil and natural gas prices. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the COVID-19 pandemic will cease to impact our business and the results of our operations. In reading this Quarterly Report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the COVID-19 pandemic.

Going Concern

The Company has incurred losses from operations, has a net stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the six months ended June 30, 2022 and for the year ended December 31, 2021. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund (i) the development of the Properties acquired on April 1, 2021; (ii) our obligations for exploration and development under the Hugoton Farmout Agreement (see Note 2); (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due, as described below. These are substantial operational and financial issues that must be successfully addressed during 2022 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations and acquiring oil and gas producing properties to deploy its new operational strategy during the six months ended June 30, 2022 and for the year ended December 31, 2021.

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

The Company early adopted ASU 2020-06 effective January 1, 2021 and has applied its effects to the 3% Convertible Promissory Notes issued on March 31, 2021 and the 8% Convertible Promissory Note issued on August 30, 2021 (See Note 4). The Company elected to adopt ASU 2020-06 using the modified retrospective method which enables entities to apply the transition requirements in this ASU at the effective date of ASU 2020-06 (rather than as of the earliest comparative period presented) with the effect of initially adopting ASU 2020-06 recognized as a cumulative-effect adjustment to retained earnings (accumulated deficit) on the first day of the period adopted. Therefore, this transition method applies the amendments in ASU 2020-06 to outstanding financial instruments as of the beginning of the fiscal year of adoption (January 1, 2021), with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) as of the date of adoption. In accordance with the modified retrospective method, no adjustment was made to the comparative-period information including earnings (loss) per share.

The Company applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2021, (the date of adoption of ASU 2020-06). The convertible notes payable issued on August 19, 2020 was the only outstanding financial instrument effected by this new accounting standard as of January 1, 2021. Therefore the application of ASU-2020-06 to this convertible note payable was used to determine the cumulative effect of the adoption of the new accounting standard. The cumulative effect of the adoption of the new accounting standard was determined and recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) which resulted in an increase to the carrying value of convertible notes payable as of January 1, 2021 by $160,900, a decrease to additional paid in capital of $252,961 and a decrease to accumulated deficit of $92,061. See Note 4.

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

Significant estimates include, but are not limited to, oil and gas reserves; depreciation, depletion and amortization of proved oil and gas properties; future cash flows from oil and gas properties; impairment of long-lived assets; fair value of derivatives; asset retirement obligations, our control over equity method investments, fair value of equity compensation; warrants issued in connection with convertible debt; the realization of deferred tax assets; fair values of assets acquired and liabilities assumed in business combinations.

Oil and gas properties

Central Kansas Uplift Properties - On April 1, 2021 we completed the acquisition of the Properties, under the terms of the Asset Purchase Agreement which provided a purchase price of $900,000. The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

The Company has performed workovers of the wells subsequent to the Properties purchase which was necessary to put the lease back into production status. Therefore, these tangible and intangible workover costs were expensed as lease operating expenses rather than capitalized in the full cost pool through June 30, 2022. In addition, the Company is currently evaluating the Properties for oil and gas reserves and specifically the potential for noble gas reserves such as helium, argon and krypton. Based on these evaluations, the Company may redirect its efforts to the production of noble gases rather than crude oil on the Properties. These noble gas evaluation costs have also been expensed as lease operating costs through June 30, 2022.

Hugoton Gas Field Farm-Out -The first exploratory well commenced on May 7, 2022 near Garden City, Kansas with a goal to evaluate its unconventional theory of where substantial oil, natural gas and noble gases may be present in the Hugoton Gas Field. The initial well in which AMGAS has acquired a 40% participation together with three other venture partners was spud on May 7, 2022 with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves.

The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well is in process of being connected to the pipeline as of June 30, 2022.

The accounting for, and disclosure of, oil and gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, were zero through June 30, 2022, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

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

The ceiling test is computed using the simple average spot price for the trailing twelve-month period using the first day of each month. The trailing twelve-month reference price was $67.99 per barrel for the West Texas Intermediate oil at Cushing, Oklahoma through December 31, 2021. This reference price for oil is further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and gas properties may not be reversed in subsequent periods. There were no ceiling test write-downs through June 30, 2022.

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

Equity Method Investments

The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these investees is included in our Condensed Statements of Operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, legal form of the investee, representation on the board of directors, participation in policy-making decisions and material intra-entity transactions.

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time and the extent to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than temporary is recognized in the period identified.

The Company accounts for distributions received from equity method investees under the “nature of the distribution” approach. Under this approach, distributions received from equity method investees are classified on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities).

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

During April 2021, the Company acquired the Kansas Properties and assumed the related asset retirement obligation existing at the date of acquisition. The asset retirement obligation assumed for the Kansas Properties relates to the plug and abandonment costs when the wells acquired are no longer useful. The Company determined the value of the liability by obtaining quotes for this service and estimated the increased costs that the Company will face in the future. We then discounted the future value based on an intrinsic interest rate that is appropriate for us. If costs rise more than what we have expected there could be additional charges in the future; however, we monitor the costs of the abandoned wells and we will adjust this liability if necessary.

As of December 31, 2012, the Company had divested all of its domestic oil properties that contained operating and abandoned wells in Texas, Colorado and Wyoming. The Company may have obligations related to the divestiture of certain abandoned non-producing domestic leasehold properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. Management believes the Company has been relieved from asset retirement obligation related to Infinity-Texas because of the sale of its Texas oil and gas properties in 2011 and its sale of 100% of the stock in Infinity-Texas in 2012. The Company has recognized an additional liability of $734,897 related to its former Texas oil and gas producing properties (included in asset retirement obligations) to recognize the potential personal liability of the Company and its officers for the Infinity-Texas oil and gas properties should the new owner not perform its obligations to reclaim abandoned wells in a timely manner. In addition, management believes the Company has been relieved from asset retirement obligations related to Infinity-Wyoming because of the sale of its Wyoming and Colorado oil and gas properties in 2008; however, the Company has recognized since 2012 an additional liability of $981,106 related to its former Wyoming and Colorado oil and gas producing properties (included in asset retirement obligations) to recognize the potential liability of the Company and its officers should the new owner not perform its obligations to reclaim abandoned wells in a timely manner.

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

During the three and six months ended June 30, 2022 and 2021, the Company had outstanding the following securities that were potentially dilutive: 1) Series A Convertible Preferred Stock, 2) various Convertible Notes Payable, 3) Warrants to purchase common stock, and 4) options to purchase common stock. All potentially dilutive securities were excluded from the calculation of diluted income (loss) per share for the three and six months ended June 30, 2022 and 2021 as all were considered anti-dilutive because of the net loss reported for the three and six months ended June 30, 2022 and 2021.

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

Recent Accounting Pronouncements

Income Taxes - In December 2019, FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. The ASU simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also improves consistent application of and simplifies generally accepted accounting principles (“GAAP”) for other areas of Topic 740 by clarifying and amending existing guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted including adoption in any interim period for periods for which financial statements have not yet been issued. On January 1, 2021, we adopted this ASU on a prospective basis and the adoption of this standard did not have an impact on our condensed financial statements.

Debt with Conversion and Other Options - In August 2020, FASB issued ASU 2020-06: Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock and modifies the disclosure requirement for the convertible instruments. Additionally, this ASU improves the consistency of EPS calculations by eliminating the use of the treasury stock method to calculate diluted EPS for convertible instruments and clarifies certain areas under the current EPS guidance. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted at the beginning of the fiscal year after December 15, 2020. On January 1, 2021, we adopted this ASU with the impact of adoption discussed in Note 1 - Convertible Instruments on our condensed financial statements.

Business Combinations - In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08 Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our condensed financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2 – Oil and Gas Properties and Equipment

Oil and gas properties and equipment is comprised of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31,2021
Oil and gas production equipment	$913,425	$913,425
Proven developed and undeveloped oil and gas properties	15,224	—
Hugoton Gas Field participation agreement initial well drilling and completion costs subject to adjustment to actual costs – well not yet placed in service	314,753	—

Subtotal	1,243,402	913,425
Less: Accumulated depreciation, depletion and amortization	(154,170)	(92,502)
Oil and gas properties and equipment, net	$1,089,232	$820,923

Great Bend Properties - On April 1, 2021, the Company completed the previously announced acquisition of certain oil and gas properties and interests from Core Energy, LLC (“Core”), effective as of January 1, 2021 (the “Great Bend Properties Acquisition”). On December 14, 2020, the Company entered into an asset purchase and sale agreement (the “Agreement”) with Core Energy, as well as all of the members of Core, Mandalay LLC and Coal Creek Energy, LLC, to purchase certain oil and gas properties in the Central Kansas Uplift geological formation, covering over 11,000 contiguous acres, including, among other things, the production and mineral rights to and a leasehold interest in the Oil and Gas Properties and all contracts, agreements and instruments. The Agreement provided for an aggregate purchase price consisting of $900,000 in cash at closing.

The following represents the purchase price allocation for the Great Bend Properties Acquisition for $900,000 in cash. The Great Bend Properties Acquisition qualifies as an asset acquisition. As such, AMGAS recognized the assets acquired and liabilities assumed at their fair values as of April 1, 2021, the date of closing. The fair value of the Oil and Gas Properties acquired approximate the value of the consideration paid, and the asset retirement obligation to be assumed, which management has concluded approximates the fair value that would be paid by a typical market participant. As a result, neither goodwill nor a bargain purchase gain will be recognized related to the acquisition.

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

Hugoton Gas Field Participation Agreement - On April 4, 2022, the Company acquired a 40% participation in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. AMGAS has joined three other parties to explore for and develop potential oil, natural gas, noble gases and brine minerals on the properties underlying the Farmout Agreement (collectively the “Hugoton JV”) .

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

The first exploratory well commenced on May 7, 2022 near Garden City, Kansas with a goal to evaluate its unconventional theory of where substantial oil, natural gas and noble gases may be present in the Hugoton Gas Field. The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial well in which AMGAS has acquired a 40% participation together with three other venture partners was spud on May 7, 2022 with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves.

The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well is in process of being connected to the pipeline as of June 30, 2022.

AMGAS has paid a total of $314,753 for its participation in the drilling and completion of the initial exploratory well. Such amount was an estimate and will be adjusted to actual drilling and completion cost expenditures when the well is connected to the pipeline and the production of gas commences.

Note 3 – Investment in unconsolidated subsidiary – GMDOC, LLC

A summary of the Company’s Investment in unconsolidated subsidiary-GMDOC, LLC during the three and six months ended June 30, 2022 follows:

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Investment in unconsolidated subsidiary-GMDOC, LLC, at beginning of period	$—	$—
Purchase of membership interests in GMDOC, LLC	850,000	850,000
Equity in earnings of GMDOC, LLC	114,336	114,336
Distributions during period	—	—
Impairment charges	—	—

Investment in unconsolidated subsidiary-GMDOC, LLC, at end of period	$964,336	$964,336

The following table presents summarized balance sheet financial information of the Company’s unconsolidated subsidiary – GMDOC, LLC as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31,2021
Assets:
Cash	$725,135	$—
Accrued revenue	528,860	—
Oil and gas properties and equipment, net	7,467,717	—

Total assets	$8,721,712	$—

Liabilities and Member’s Equity:
Accounts payable and accrued liabilities	$283,434	$—
Mortgage note payable, net	6,001,607	—
Asset Retirement Obligations	848,357	—
Member’s equity	1,588,319	—

Total liabilities and member’s equity	$8,721,712	$—

The following table presents summarized income statement financial information of the Company’s unconsolidated subsidiary – GMDOC, LLC for the three and six months ended June 30, 2022:

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022

Oil and gas revenues	$788,964	$788,964
Lease operating expenses	(244,276)	(244,276)
Production related taxes	(22,912)	(22,912)
Ad valorem taxes	(10,755)	(10,755)
Depreciation expense	(131,514)	(131,514)
Accretion of asset retirement obligation	(16,987)	(16,987)
General and administrative expenses	(100,054)	(100,054)
Interest expense	(74,147)	(74,147)

Net income	188,319	188,319
AMGAS member’s percentage	60.7143%	60.7143%

Equity in earnings of unconsolidated subsidiary – GMDOC, LLC	$114,336	$114,336

The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee, GMDOC, LLC. Management’s judgment regarding its level of influence over the operations of GMDOC, LLC included considering key factors such as the Company’s ownership interest, legal form of the investee, its’ lack of participation in policy-making decisions and its’ lack of control over the day-to-day operations of GMDOC, LLC.

On May 3, 2022, the Company entered into an operating agreement (the “Operating Agreement”) pursuant to which the Company acquired 17 (or 60.7143%) of 28 limited liability membership interests (the “Interests”) in GMDOC, LLC, a Kansas limited liability company (“GMDOC”), for an aggregate purchase price of $4,037,500, and was subsequently admitted as a member of GMDOC.

With respect to its cash capital contribution, the Company paid a non-refundable cash deposit for the membership interests in the amount of $50,000 on May 3, 2022. The Company paid the remainder of the cash contribution for the membership interests, or $800,000, on May 16, 2022. The remainder of the Company’s capital contribution, or $3,187,500, was financed by the Bank Loan (as defined below).

GMDOC had previously acquired 70% of the working interests (the “Acquisition”) in certain oil and gas leases (the “GMDOC Leases”) from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC Leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis.

GMDOC is managed by two members: Darrah Oil Company, LLC, and Grand Mesa Operating Company, (collectively the “Managing Members”), which also serve as the operating companies under the GMDOC Leases.

Pursuant to the terms of the Operating Agreement, each member agreed to pay GMDOC, as its capital contribution, $50,000 in cash per membership interest, with the remainder to be financed, in part, by a loan to GMDOC from a commercial bank, secured by GMDOC’s property, in the aggregate amount of $6,045,000. The principal of the bank loan is to be repaid in 84 varying monthly installments, ranging from $170,000 at the beginning to $40,500 at the end of the loan term, with the first installment on July 1, 2022. The bank loan bears a variable interest beginning at an initial rate of 6% per annum with one rate adjustment after 36 months subject to a 6% minimum interest rate. Initial working capital requirements was financed by a loan to GMDOC from the Managing Members, in the maximum aggregate amount of $400,000 (the “Member Loan”), which is to be repaid as liquidity allows.

Note 4 – Debt Obligations

Debt obligations is comprised of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Notes payable:
3% Convertible promissory notes payable due March 30, 2026	$28,665	$28,665
8% Convertible promissory notes payable due October 29, 2022 (less discount of $110,578 and $273,726 as of June 30, 2022 and December 31, 2021, respectively)	539,422	376,274
8% Convertible promissory notes payable due September 15, 2022 (less discount of $106,225 and $— as of June 30, 2022 and December 31, 2021, respectively)	243,775	—
8% Convertible promissory notes payable due June 29, 2022 (in default)	425,000	—

Total notes payable	1,236,862	404,939
Less: Long-term portion	28,665	28,665
Notes payable, short-term	$1,208,197	$376,274

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2022 (July 1, 2022 through December 31, 2022)	$1,208,197
2023	—
2024	—
2025	—
2026	28,665
2027	—
Total	$1,236,862

3% Convertible Promissory Notes

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

An aggregate of $2,577,727 of the total accounts payable and accrued liabilities that were extinguished were with five related parties. Such related parties were issued $25,777 principal balance of the 3% Convertible Promissory Notes and warrants to purchase 5,155,454 shares of Common Stock in exchange for the extinguishment of their respective debt obligations. See Note 14.

8% Convertible Promissory Notes due October 29, 2022

On August 30, 2021, the Company issued to an accredited investor (the “8% Note Investor”) an unsecured convertible note due October 29, 2022 (the “8% Note”), with an aggregate principal face amount of approximately $100,000. The 8% Note is, subject to certain conditions, convertible into an aggregate of 200,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued a five and one half-year common stock purchase warrant to purchase up to 200,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “8% Note Warrants”) which are immediately exercisable. The 8% Note Investor purchased the 8% Note and 8% Note Warrant from the Company for an aggregate purchase price of $100,000 and the proceeds were used for general working capital purposes. The Company also granted the 8% Note Investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the 8% Note Warrant and the conversion of the 8% Note unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the Closing Date.

On October 29, 2021, the Company issued to three accredited investors (the “October 8% Note Investors”) an unsecured convertible note due October 29, 2022 (the “October 8% Note”), with an aggregate principal face amount of approximately $550,000. The October 8% Notes are, subject to certain conditions, convertible into an aggregate of 1,100,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued five and one half-year common stock purchase warrants to purchase up to 1,650,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “October 8% Note Warrants”) which are immediately exercisable. The October 8% Note Investors purchased the October 8% Notes and October 8% Note Warrants from the Company for an aggregate purchase price of $550,000 and the proceeds were used for general working capital purposes. The Company also granted the October 8% Note Investors certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the October 8% Note Warrants and the conversion of the October 8% Notes unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the Closing Date.

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

The Company and the 8% Note Investor and the October 8% Note Investors agreed that for so long as the underlying warrants remain outstanding, the investors have the right to participate in any issuance of Common Stock, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of such subsequent financing.

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

	As of August 30, 2021 (issuance date)	As of October 30, 2021 (issuance date)

Volatility – range	369.4%	367.7%
Risk-free rate	0.77%	1.18%
Contractual term	5.5 years	5.5 years
Exercise price	$0.50	$0.50
Number of warrants in aggregate	200,000	1,650,000

Following is a summary of activity relative to the 8% Note and October 8% Notes as for the six months ended June 30, 2022:

Amount
Balance December 31, 2021 – 8% Convertible Notes	$376,274
Amortization of discount during the period to interest expense	163,148

Balance June 30, 2022 - 8% Convertible Notes	$539,422

The remaining unamortized discount relative to the 8% Convertible Notes was $110,578 and $273,726 as of June 30, 2022 and December 31, 2021 respectively.

8% Convertible Promissory Notes due September 15, 2022

On June 8, 2022, the Company issued to an accredited investor an unsecured convertible note due September 15, 2022 (the “June 2022 Note”), with an aggregate principal face amount of approximately $350,000. The June 2022 Note is, subject to certain conditions, convertible into an aggregate of 700,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued a five-year common stock purchase warrant to purchase up to 700,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “June 2022 Warrants”) which are immediately exercisable. The investor purchased the June 2022 Note and June 2022 Warrant from the Company for an aggregate purchase price of $350,000 and the proceeds were used for drilling and completion costs on the initial well drilled under the Hugoton Gas Field Participation Agreement and general working capital purposes. The Company also granted the investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the June 2022 Warrant and the conversion of the June 2022 Note unless the shares of the Company commence to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the Closing Date.

The June 2022 Note bears interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to the remaining principal amount of the underlying note and any accrued and unpaid interest.

The underlying notes and warrants contain customary events of default, representations, warranties, agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto, as applicable.

The Company has applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2021, (the date of adoption of ASU 2020-06) and those entered into after January 1, 2021 including the June 2022 Note. As a result, the June 2022 Note was required to be separated into its debt and equity components based on their relative fair values because of the issuance of detachable warrants together with the June 2022 Note. Accordingly, the Company allocated the proceeds of the 8% note as follows:

Amount

Proceeds allocated to 8% convertible note	$213,426
Proceeds allocated to detachable warrants to purchase common stock	136,574

Total proceeds	$350,000

The June 2022 Note was recorded at its par value less the discount established at its origination date. The note discount is amortized over the term of the convertible note utilizing the level-interest method. The following is the assumptions used in calculating the estimated grant-date fair value of the detachable warrants to purchase common stock granted in connection with the June 2022 Note:

As of June 8, 2022 (issuance date)

Volatility – range	344.7%
Risk-free rate	3.03%
Contractual term	5.0 years
Exercise price	$0.50
Number of warrants in aggregate	700,000

Following is a summary of activity relative to the June 2022 Note for the six months ended June 30, 2022:

Amount
Balance December 31, 2021 – June 2022 Notes	$—
Proceeds allocated to the May 2022 Notes	213,426
Principal payments	—
Amortization of discount during the period to interest expense	30,350

Balance June 30, 2022 - June 2022 Notes	$243,776

The remaining unamortized discount relative to the June 2022 Notes were $106,224 as of June 30, 2022.

8% Convertible Promissory Notes due June 29, 2022 (in default)

AMGAS entered into a securities purchase agreement with two accredited investors (the “Investors”) for the Company’s 8% Convertible Promissory Notes Payable due June 29, 2022 (the “May 2022 Notes”), with an aggregate principal amount of $850,000. The Notes are, subject to certain conditions, convertible into 2,125,000 shares (the “Conversion Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a price per share of $0.40. The Company also issued an aggregate of 425,000 shares of Common Stock as commitment shares (“Commitment Shares”) to the Investors as additional consideration for the purchase of the May 2022 Notes. The Commitment Shares, and together with the May 2022 Notes and Conversion Shares, collectively, the “Securities”. The closing of the offering of the Securities occurred on May 13, 2022, when the Investors purchased the Securities for an aggregate purchase price of $850,000. The Company has also granted the Investors certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the Investors of the Conversion Shares. The proceeds of this offering were used to purchase the Company’s membership interests in GMDOC, LLC.

The May 2022 Notes bear interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time (subject to the occurrence of an event of default) in an amount equal to 120% of the principal amount of each May 2022 Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to a) fifty percent (50%) of the then outstanding principal amount equal to 120% of the principal amount of each May 2022 Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 but not greater than $3,000,000; or b) one hundred percent (100%) of the then outstanding principal amount equal to 120% of the principal amount of a May 2022 Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of in excess of $3,000,000. In addition, pursuant to the May 2022 Notes, so long as such May 2022 Notes remain outstanding, the Company shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the $0.40 per share conversion price, subject to certain adjustments, without written consent of the Investors.

The conversion of the May 2022 Notes are each subject to beneficial ownership limitations such that the Investors may not convert the May 2022 Notes to the extent that such conversion or exercise would result in an Investor being the beneficial owner in excess of 4.99% (or, upon election of the Investor, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

Pursuant to the Purchase Agreement, for a period of twelve (12) months after the closing date the Investors have a right to participate in any issuance of the common stock, common stock equivalents, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of the subsequent financing.

The Company also entered into that certain registration rights side letter, pursuant to which in the event the Company’s shares of common stock have not commenced trading on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date, and, thereafter, the Company agreed to file a registration statement under the Securities Act to register the offer and sale, by the Company, of common stock underlying the May 2022 Notes in the event that such notes are not repaid prior to such 120-day period.

The Company paid half of the May 2022 Notes principal balance upon its maturity on June 29, 2022 and the remaining half remains due and payable and is therefore in technical default. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

The Company has applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2021, (the date of adoption of ASU 2020-06) and those entered into after January 1, 2021 including the May 2022 Notes. As a result, the May 2022 Notes were required to be separated into its debt and equity components based on their relative fair values because of the issuance of commitment shares together with the 8% May 2022 Notes. Accordingly, the Company allocated the proceeds of the 8% May 2022 Notes as follows:

Amount

Proceeds allocated to 8% convertible notes payable	$653,846
Proceeds allocated to commitment shares	196,154

Total proceeds	$850,000

The May 2022 Notes were recorded at their par value less the discount established at its origination date. The note discount is amortized over the term of the convertible note (June 29, 2022) utilizing the level-interest method. Following is a summary of activity relative to the May 2022 Notes for the six months ended June 30, 2022:

Amount
Balance December 31, 2021 – May 2022 Notes	$—
Proceeds allocated to the May 2022 Notes	653,846
Principal payments	(425,000)
Amortization of discount during the period to interest expense	196,154

Balance June 30, 2022 - May 2022 Notes	$425,000

The remaining unamortized discount relative to the May 2022 Notes were $— as of June 30, 2022.

Note 5 – Accrued liabilities

Accrued liabilities consist of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued rent	$614,918	$614,918
Accrued Nicaragua Concession fees	544,485	544,485
Accrued preferred stock dividends payable (See Note 13)	2,055	—

Total accrued liabilities	$1,161,458	$1,159,403

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

Note 6 – Stock Options

Total stock-based compensation is comprised of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation – stock option grants	$51,000	$25,500	$127,499	$25,500

Stock-based compensation – restricted stock grants	255,625	81,250	336,875	162,500

Stock-based compensation – warrants issued for services pursuant to USNG Letter Agreement	71,716	—	143,873	$—

Total stock-based compensation	$378,341	$106,750	$608,247	$188,000

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

At the Annual Meeting of Stockholders held on October 13, 2021, the stockholders approved the 2021 Plan (the 2021 Plan) and the Company reserved 5,000,000 shares for issuance under the 2021 Plan. At the Annual Meeting of Stockholders held on September 25, 2015, the stockholders approved the 2015 Plan (the “2015 Plan”) and the Company reserved 500,000 shares for issuance under the 2015 Plan.

The 2021 Plan and the 2015 Plan provide for under which both incentive and non-statutory stock options may be granted to employees, officers, non-employee directors and consultants. An aggregate of 5,500,000 shares of the Company’s Common Stock is reserved for issuance under the 2021 Plan and the 2015 Plan. Options granted under the 2021 Plan and 2015 Plan allow for the purchase of shares of Common Stock at prices not less than the fair market value of such stock at the date of grant, become exercisable immediately or as directed by the Company’s Board of Directors and generally expire ten years after the date of grant. The Company has issued stock options and restricted stock awards that are not pursuant to a formal plan with terms similar to the 2021 and 2015 Plans.

As of June 30, 2022, 5,500,000 shares were available for future grants under the 2021 Plan and the 2015 Plan. All other Plans have now expired.

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

Stock option grants

The following table summarizes stock option activity for the six months ended June 30, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	332,000	$41.86	1.28 years	$—
Granted	1,800,000	0.50
Exercised	—	—
Forfeited	(55,000)	(52.50)
Outstanding at June 30, 2021	2,077,000	$5.73	8.75 years	$—
Outstanding and exercisable at June 30, 2021	277,000	$39.75	1.02 years	$—

Outstanding at December 31, 2021	1,892,000	$1.93	9.07 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(350,000)	0.50
Outstanding at June 30, 2022	1,542,000	$2.26	8.49 years	$—
Outstanding and exercisable at June 30, 2022	1,542,000	$2.26	8.49 years	$—

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2022:

	Outstanding options		Exercisable options
Exercise price per share	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.50	1,450,000	8.93 years	1,450,000	8.93 years
$30.00	92,000	1.54 years	92,000	1.54 years

Total	1,542,000	8.49 years	1,542,000	8.49 years

The following is the assumptions used in calculating the estimated grant-date fair value of the stock options granted during 2021:

As of June 4, 2021 (issuance date)

Volatility – range	286.6%
Risk-free rate	1.56%
Contractual term	10.0 years
Exercise price	$0.50
Number of options in aggregate	1,800,000

The Company recorded stock-based compensation expense in connection with the vesting of stock options granted aggregating $51,000 and $25,500 for the three months ended June 30, 2022 and 2021, respectively and $127,499 and $25,500 for the six months ended June 30, 2022 and 2021, respectively.

The total grant date fair value of the 1,800,000 stock options issued during 2021 was $305,997 in total or $0.17 per share and there were no stock options granted during the six months ended June 30, 2022.

The intrinsic value as of June 30, 2022 related to the vested and unvested stock options as of that date was $-0-. There is no unrecognized compensation cost as of June 30, 2022 related to the unvested stock options as of that date.

Restricted stock grants.

During May 2022 the Board of Directors granted 1,550,000 shares of restricted stock awards to our officers, directors and consultants. In addition, during August 2020 the Board of Directors granted 5,000,000 shares of restricted stock awards to our officers, directors and a consultant. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over a period of time generally corresponding to yearly anniversaries of the grant date. Unvested shares of restricted stock awards may be forfeited upon the termination of service of employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2022 and 2021 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2020	3,750,000	$0.13
Granted	—	—
Vested	(1,250,000)	(0.13)
Forfeited	—	—
Nonvested balance, June 30, 2021	2,500,000	$0.13

Nonvested balance, December 31, 2021	1,250,000	$0.13
Granted	1,550,000	0.45
Vested	(1,637,500)	(0.21)
Forfeited	—	—
Nonvested balance, June 30, 2022	1,162,500	$0.45

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted stock grants aggregating $255,625 and $81,250 during the three months ended June 30, 2022 and 2021, respectively and $336,875 and $162,500 during the six ended June 30, 2022 and 2021, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2022, there were $523,135 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next nine months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of Shares

2022	775,000
2023	387,500

Note 7 – Derivative Instruments

The estimated fair value of the Company’s derivative liabilities, all of which were related to the detachable warrants issued in connection with various notes payable that have now been paid off or settled, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates. The detachable warrants issued in connection with the two other short-term notes payable (See Note 4) contained ratchet and anti-dilution provisions that remain in effect during the term of the warrants while the ratchet and anti-dilution provisions of the other notes payable cease when the related note payable is extinguished.

On April 1, 2021, the outstanding warrants treated as derivatives and the related notes payable containing such ratchet and anti-dilution provisions were extinguished through a note payable exchange transaction. Therefore, the derivative liability was adjusted to fair value and extinguished as of April 1, 2021.

A summary of the assumptions used in calculating estimated fair value of such derivative liabilities as of March 31, 2021 is as follows:

As of April 1, 2021 (termination date)

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2020	$321
Unrealized derivative gains included in other income/expense for the period	(199)
Extinguishment of derivative liability as part of exchange of debt for common stock	(122)
Balance at June 30, 2021	$—
Balance at December 31, 2021	$—
Balance at June 30, 2022	$—

Note 8 – Warrants

The following table summarizes warrant activity for the six months ended June 30, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2020	1,528,380	$0.65
Issued in connection with issuance of Series A convertible preferred stock (See Note 13)	5,256,410	0.39
Issued in connection with issuance of 3% convertible promissory notes (see Note 4)	5,732,994	0.50
Forfeited/expired	(37,000)	(5.28)
Outstanding and exercisable at June 30, 2021	12,480,784	$0.46

Outstanding and exercisable at December 31, 2021	17,580,784	$0.47
Issued in connection with issuance of Series A convertible preferred stock (See Note 13)	1,666,667	0.30
Issued in connection with issuance of 8% convertible promissory note (see Note 4)	700,000	0.50
Forfeited/expired	—	—

Outstanding and exercisable at June 30, 2022	19,947,451	$0.45

The weighted average term of all outstanding common stock purchase warrants was 4.2 years as of June 30, 2022. The intrinsic value of all outstanding common stock purchase warrants and the intrinsic value of all vested common stock purchase warrants was zero as of June 30, 2022 and December 31, 2021.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of June 30, 2022:

	Outstanding and exercisable warrants
Exercise price per share	Number of warrants	Weighted average remaining contractual life
$0.30	1,666,667	5.4 years
$0.39	5,256,410	4.2 years
$0.50	13,024,374	4.1 years

Total	19,947,451	4.2 years

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

The Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision as of June 30, 2022.

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

The Company recognized $71,716 and $143,873 of compensation expense relative to the 3,260,000 warrants to purchase common stock issued pursuant to the USNG Letter Agreement during the three and six months ended June 30, 2022, respectively. There have been no exercises or forfeitures of the warrants to purchase common stock relative to the USNG Letter during the six months ended June 30, 2022. The USNG warrants were not outstanding during the three and six months ended June 30, 2021.

The total grant date fair value of the 3,260,000 warrants to purchase common stock issued pursuant to the USNG Letter Agreement on November 9, 2021 was $1,434,313 in total or $0.44 per share. Total unrecognized compensation cost related to the 3,260,000 warrants to purchase common stock issued pursuant to the USNG Letter Agreement, as of June 30, 2022 was $1,243,070 which will be amortized over the next fifty-two months.

Note 9 – Income Taxes

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the net operating loss history of the Company maintaining a full reserve on all net deferred tax assets during the six months ended June 30, 2022 and 2021.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at June 30, 2022. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

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

Note 10 – Gain on Exchange and Extinguishment of Liabilities

During the three and six months ended June 30, 2021, the Company recorded gains on the extinguishment of liabilities through the negotiation of settlements with certain creditors and through the operation of law as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain (loss) on Exchange and Extinguishment of Liabilities:
Gain (loss) on Exchange and Extinguishment of Notes Payable	$—	$55,230	$—	$55,230
Gain on exchange and extinguishment of liabilities	—	—	—	124,177
Gain from settlement of litigation (See Note 11)	—		—	23,000
Loss from retirement of convertible note payable (See Notes 4)	—	—	—	(115,805)

Total gain on exchange and extinguishment of liabilities	$—	$55,230	$—	$86,602

Gain (loss) on exchange and extinguishment of notes payable – On April 1, 2021 the Company and the holders of two notes payable aggregating $85,000 that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $123,830 as of April 1, 2021. The 245,000 shares issued to extinguish the debt obligations resulted in a gain of $55,230 which was recorded in the three and six months ended June 30, 2021.

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

Loss from retirement of convertible note payable - On March 26, 2021, the Company exercised its right to retire a convertible note payable originally issued in August 2020 in conjunction with the issuance of March 2021 Convertible Preferred Stock (See Note 13). In accordance with the prepayment provisions contained in the August 2020 convertible note, the Company paid all principal, accrued interest and the 15% prepayment premium as follows:

Amount
Principal balance at par	$365,169
Remaining discount included in principal balance	(44,883)
Accrued interest	17,448
Prepayment premium (including remaining discount due to early retirement)	115,805

Total payment to retire the August Note	$453,539

The prepayment premium was charged to non-operating expense as a loss from retirement of convertible note payable during the six months ended June 30, 2021.

Note 11 – Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2022 and 2021:

Amount

Asset retirement obligation at December 31, 2020	$1,716,003
Additions	13,425
Accretion expense during the period	279

Asset retirement obligation at June 30, 2021	$1,729,707

Asset retirement obligation at December 31, 2021	$1,730,264
Additions	—
Accretion expense during the period	580

Asset retirement obligation at June 30, 2022	$1,730,844

The $1,716,003 asset retirement obligation existing at December 31, 2020 and in years prior to 2020 represented the remaining potential liability for wells AMGAS had owned in Texas and Wyoming prior to their sales/disposal in 2012. AMGAS was not in compliance with then existing federal, state and local laws, rules and regulations for its previously owned Texas and Wyoming domestic oil and gas properties. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of in 2012 and prior; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their asset retirement obligations. Management believes the asset retirement obligations recorded relative to these Texas and Wyoming wells of $1,716,003 as of June 30, 2022 and December 31, 2021 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

The Company assumed a $13,425 asset retirement obligation pursuant to an acquisition on April 1, 2021 and recorded $302 and $580 of accretion expense during the three and six months ended June 30, 2022, respectively related to the acquisition of the Oil and Gas Properties as further described in Note 2.

Note 12 – Commitments and Contingencies

Lack of Compliance with Law Regarding Domestic Properties

AMGAS was not in compliance with then existing federal, state and local laws, rules and regulations for domestic oil and gas properties owned and disposed of in 2012 and in years prior to 2012 and could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of AMGAS. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of in 2012 and prior; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded for these prior matters of $1,716,003 as of June 30, 2022 and December 31, 2021 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with the Company, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable. The Company will seek to settle the default judgment when it has the financial resources to do so.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of June 30, 2022 and December 31, 2021, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Joseph Ryan (“Ryan”) filed an action in the District Court of Johnson County, Kansas, number 20CV01493, on March 20, 2020 against the Company resulting from certain professional consulting services Ryan alleges he performed for Social, Environmental and Economic Impact Assessments during July 2012 through September 2015 on the Nicaraguan Concessions. Ryan alleges that such services were provided pursuant to oral agreements with AMGAS. Ryan claims breach of contract for failure to pay $12,000 amounts invoiced and due. On December 23, 2020, Ryan filed a Motion for Default Judgment for $12,000 in unpaid invoices plus legal, fees, statutory interest and any expert testimony fees.

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

The Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision as of June 30, 2022.

Note 13 – Stockholder’s Deficit

Series A Convertible Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company is authorized to issue up to 10,000,000 preferred shares with a par value of $0.0001 per share.

The following summarizes the activity in Series A Convertible Preferred Stock for the six months ended June 30, 2022 and 2021:

Number of Shares
Outstanding at December 31, 2020	—
Issued	22,776
Converted to common stock	—

Outstanding at June 30, 2021	22,776

Outstanding at December 31, 2021	22,076
Issued	5,000
Converted to common stock	(2,700)

Outstanding at June 30, 2022	24,376

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

March 2021 Issuance - On March 26, 2021 the Company entered into a securities purchase agreement with five (5) accredited investors providing for an aggregate investment of $2,050,000 by the investors for the issuance by the Company to them of (i) 22,776 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated/liquidation value of $100 per share; and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 5,256,410 shares of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments thereunder. The March 2021 Series A Convertible Preferred stock is convertible into an aggregate of up to 7,117,500 shares of Common Stock. Holders of the Warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the Warrant Shares within six (6) months following the closing date, as defined in the Warrants, by exercising on a cashless basis pursuant to the formula provided in the warrants. Net proceeds from the issuance of March 2021 Series A Convertible Preferred Stock totaled $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company used the proceeds of the Series A Convertible Preferred Stock offering to complete the acquisition and development of the Central Kansas Uplift Properties, to pay-off the outstanding convertible notes payable (See Note 4) and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the acquisition of the Properties which occurred on April 1, 2021 to register the conversion shares and the warrant Shares. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the closing of the acquisition of the Properties which occurred on April 1, 2021. The Company completed the required registration of these shares on Form S-1 which the Securities and Exchange Commission declared effective on August 4, 2021.

The holders of the March 2021 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its Series A Convertible Preferred Stock and/or exercise its common stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued and paid preferred dividends totaling $103,095 and $60,528 relative to the March 2021 Series A Convertible Preferred Stock which was charged to additional paid in capital during the six months ended June 30, 2022 and 2021, respectively.

The holders of March 2022 Series A Convertible Preferred Stock exercised their rights to convert a total of 2,700 shares of Series A Convertible Preferred Stock into 843,750 shares of common stock during the six months ended June 30, 2022. There were no conversions during the six months ended June 30, 2021.

June 2022 Issuance - On June 15, 2022 the Company entered into a securities purchase agreement with an accredited investors providing for an aggregate investment of $500,000 by the investor for the issuance by the Company of (i) 5,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated/liquidation value of $100 per share; and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 1,666,667 shares of Common Stock at an exercise price of $0.30 per share, subject to customary adjustments thereunder. The Series A Convertible Preferred stock is convertible into an aggregate of up to 1,666,667 shares of Common Stock. The holder of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the Warrant Shares within six (6) months following the Closing Date, as defined in the Warrants, by exercising on a cashless basis pursuant to the formula provided in the warrant. Net proceeds from the issuance of Series A Convertible Preferred Stock totaled $500,000. The Company used the proceeds of the June 2022 Series A Convertible Preferred Stock offering to pay-off the outstanding convertible notes payable (See Note 4) and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the acquisition of the Properties which occurred on June 15, 2022 to register the conversion shares and the warrant shares. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the closing of the offering which occurred on June 15, 2022.

The holder of the Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its June 2022 Series A Convertible Preferred Stock and/or exercise its common stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued preferred dividends totaling $2,055 and $-0- relative to the June 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the six months ended June 30, 2022 and 2021, respectively.

On March 26, 2021, Ozark Capital, LLC acquired 1,111 shares of Series A Convertible Preferred Stock (convertible into 347,188 shares of common stock) together with warrants to acquire 256,410 common shares at $0.50 per share for a total cash of $100,000. Ozark Capital, LC and its affiliates hold over 10% of the common shares of the Company as of June 30, 2022. Dividends paid to Ozark Capital, LLC were $2,739 and $2,953 for the three months ended June 30, 2022 and 2021, respectively and $5,479 and $2,953 for the six months ended June 30, 2022 and 2021, respectively.

All holders of the March 2021 Series A Convertible Preferred Stock including Ozark Capital, LLC agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its Series A Convertible Preferred Stock and/or exercise its common stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

Note 14 – Related Party Transactions

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

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the years ended December 31, 2021 and 2020. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due to such firm for services totaling $762,407 were extinguished upon the issuance of $7,624 principal balance of 3% Note and the issuance of warrants to purchase 1,524,814 shares of Common Stock as further described in Notes 3, 7 and 9. Total amounts due to the related party was $-0- as of June 30, 2022 and December 31, 2021.

The Company had accrued compensation to its officers and directors in years prior to 2018. The Board of Directors authorized the Company to cease the accrual of compensation for its officers and directors, effective January 1, 2018. On March 31, 2021 the parties entered into Debt Settlement Agreements whereby all accrued amounts due for such services totaling $1,789,208 were extinguished upon the issuance of $17,892 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 3,578,416 shares of Common Stock as further described in Notes 3, 7 and 9. Total amounts due to the officers and directors related to accrued compensation was $-0- as of June 30, 2022 and December 31, 2021.

Offshore Finance, LLC was owed financing costs in connection with a subordinated loan to the Company which was converted to common shares in 2014. The managing partner of Offshore and the Company’s CFO are partners in the accounting firm which the Company used for general corporate purposes in the past. On March 31, 2021, the parties entered into a Debt Settlement Agreement whereby all amounts due for such services totaling $26,113 were extinguished upon the issuance of $261 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 52,226 shares of common stock as further described in Notes 3, 7 and 9. Total amounts due to this related party was $-0- as of June 30, 2022 and December 31, 2021.

In connection with the Hugoton Gas Field Farm-Out Agreement, John Loeffelbein, the Company’s previous Chief Operating Officer was granted a 3% carried interest through drilling in the Hugoton Farmout Venture. Such carried interest was burdened only to the three other partners in the Hugoton Farm-Out Venture and not the Company’s interest. On April 18, 2022, John Loeffelbein resigned from his position as Chief Operating Officer with American Noble Gas, Inc. with such resignation to be effective immediately.

Note 15 – Subsequent Events

Initial Exploratory Well Completion Relative to the Hugoton Gas Field Participation Agreement

The first exploratory well commenced on May 7, 2022 near Garden City, Kansas with to evaluate and complete a well producing natural gas and noble gases that management may be present in several zones that had not previously been produced in the Hugoton Gas Field. The initial well in which AMGAS has acquired a 40% participation together with three other venture partners was successfully drilled and production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves.

The initial well was completed in July 2022 and on August 10, 2022 was successfully connected to the Jayhawk Pipeline signaling the initial commercial production of natural gas and helium, The Company is currently evaluating the initial production rates and pressures.

Conversion of Series A Convertible Preferred Stock to Common Stock.

On July 5, 2022, a holder of Series A Convertible Preferred Stock exercised its right to convert 300 shares of Series A Convertible Preferred Stock into 93,750 shares of common stock.

**********************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words. These statements include statements relating to trends in or expectations relating to the effects of our existing and any future initiatives, strategies, investments, outlooks and plans.

Actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included in this report. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others: our ability to successfully develop and operate our properties; changes in the competitive environment in our industry and the markets we serve, and our ability to compete effectively; our cash needs and the adequacy of our cash flows and earnings; our ability to service our debt obligations; our ability to attract and retain qualified personnel; changes in applicable laws or regulations; litigation; public health epidemics or outbreaks (such as the novel strain of COVID-19 and related variants); accidents, equipment failures or mechanical problems; and other risks.

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

Subsequent to the termination of the Nicaraguan Concessions, we began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of oil and gas oil producing properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States.

As a result, we are now involved with the following oil and gas producing properties:

Central Kansas Uplift - On April 1, 2021 we completed the acquisition of the Central Kansas Uplift Properties, for a purchase price of $900,000. The Central Kansas Uplift Properties include the production and mineral rights/leasehold for oil and gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

We commenced rework of the existing production wells after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties’ existing oil and gas reserves while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

Hugoton Gas Field Farm-Out - On April 4, 2022, the Company acquired a 40% participation in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. AMGAS has joined three other parties to explore for and develop potential oil, natural gas, noble gases and brine minerals on the properties underlying the Farmout Agreement (collectively the “Hugoton JV”).

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

The first exploratory well commenced on May 7, 2022 near Garden City, Kansas with a goal to evaluate its unconventional theory of where substantial oil, natural gas and noble gases may be present in the Hugoton Gas Field. The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial well in which AMGAS has acquired a 40% participation together with three other venture partners was spud on May 7, 2022 with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves.

The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well is in process of being connected to the pipeline as of June 30, 2022.

Investment in GMDOC, LLC - On May 3, 2022, the Company entered into an operating agreement (the “Operating Agreement”) pursuant to which the Company acquired 17 (or 60.7143%) of 28 limited liability membership interests (the “Interests”) in GMDOC, LLC, a Kansas limited liability company (“GMDOC”), for an aggregate purchase price of $4,037,500, and was subsequently admitted as a member of GMDOC.

With respect to its cash capital contribution, the Company paid a non-refundable cash deposit for the membership interests in the amount of $50,000 on May 3, 2022. The Company paid the remainder of the cash contribution for the membership interests, or $800,000, on May 16, 2022. The remainder of the Company’s capital contribution, or $3,187,500, was financed by the Bank Loan (as defined below).

GMDOC had previously acquired 70% of the working interests (the “Acquisition”) in certain oil and gas leases (the “GMDOC Leases”) from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC Leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis.

GMDOC is managed by two members: Darrah Oil Company, LLC, and Grand Mesa Operating Company, (collectively the “Managing Members”), which also serve as the operating companies under the GMDOC Leases.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the oil and gas producing properties enumerated above, as well as to satisfy our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the various properties.

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

As a result of the merger, the internal affairs of the Company ceased to be subject to the Delaware General Corporation Law or governed by the Predecessor’s Certificate of Incorporation and bylaws. As of the December 7, 2021, effective date of the merger, the Company is now subject to the Nevada Revised Statutes and is governed by the Company’s Articles of Incorporation and Bylaws.

All references to the Company in this Quarterly Report on Form 10-Q refer to the Predecessor prior to the merger, and AMGAS-Nevada subsequent to the merger.

2022 Operational and Financial Objectives

COVID–19 PANDEMIC

The financial statements contained in this Quarterly Report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of and for the three and six months ended June 30, 2022. Economies throughout the world have been and continue to be disrupted by the continuing effects of the COVID-19 pandemic, including the recent rise of the new Omicron variant. In particular, the oil and gas market has been severely adversely impacted by the effects of the COVID-19 pandemic because of the substantial and abrupt decrease in the demand for oil and gas globally followed by the recent resurgence in oil and natural gas prices. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the continuing effects of the COVID-19 pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the COVID-19 pandemic will cease to impact our business and the results of our operations. In reading this Quarterly Report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the COVID-19 pandemic.

Corporate Activities

The Company’s 2022 operating objectives are focused on: 1) raising the necessary funds to finance exploration and development of the Hugoton Gas Field Farm-Out Venture, 2) raising the necessary funds to purchase our membership interest in GMDOC, LLC, 3) raising the funds necessary to explore and develop the Central Kansas Uplift Properties, including testing and evaluation of noble gas reserves in additional to the oil and gas producing zones, 4) raising the funds necessary to allow the Company to compete for new oil and gas properties that become available for acquisition purposes, and 5) funding our daily operations and the repayment of obligations that become due, or are in default and/or past due.

Recent financings –

Issuance of Series A Convertible Preferred Stock

March 2021 Issuance - On March 26, 2021 the Company entered into a securities purchase agreement with five (5) accredited investors providing for an aggregate investment of $2,050,000 by the investors for the issuance by the Company to them of (i) 22,776 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated/liquidation value of $100 per share; and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 5,256,410 shares of Common Stock at an exercise price of $0.39 per share, subject to customary adjustments thereunder. The March 2021 Series A Convertible Preferred stock is convertible into an aggregate of up to 7,117,500 shares of Common Stock. Holders of the Warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the Warrant Shares within six (6) months following the closing date, as defined in the Warrants, by exercising on a cashless basis pursuant to the formula provided in the warrants. Net proceeds from the issuance of March 2021 Series A Convertible Preferred Stock totaled $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company used the proceeds of the Series A Convertible Preferred Stock offering to complete the acquisition and development of the Properties, to pay-off the outstanding convertible notes payable (See Note 4) and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the acquisition of the Properties which occurred on April 1, 2021 to register the conversion shares and the warrant Shares. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the closing of the acquisition of the Properties which occurred on April 1, 2021. The Company completed the required registration of these shares on Form S-1 which the Securities and Exchange Commission declared effective on August 4, 2021.

The holders of the March 2021 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its Series A Convertible Preferred Stock and/or exercise its common stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued and paid preferred dividends totaling $103,095 and $60,528 relative to the March 2021 Series A Convertible Preferred Stock which was charged to additional paid in capital during the six months ended June 30, 2022 and 2021, respectively.

The holders of March 2022 Series A Convertible Preferred Stock exercised their rights to convert a total of 2,700 shares of Series A Convertible Preferred Stock into 843,750 shares of common stock during the six months ended June 30, 2022. There were no conversions during the six months ended June 30, 2021.

June 2022 Issuance - On June 15, 2022 the Company entered into a securities purchase agreement with an accredited investors providing for an aggregate investment of $500,000 by the investor for the issuance by the Company of (i) 5,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated/liquidation value of $100 per share; and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 1,666,667 shares of Common Stock at an exercise price of $0.30 per share, subject to customary adjustments thereunder. The Series A Convertible Preferred stock is convertible into an aggregate of up to 1,666,667 shares of Common Stock. The holder of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the Warrant Shares within six (6) months following the Closing Date, as defined in the Warrants, by exercising on a cashless basis pursuant to the formula provided in the warrant. Net proceeds from the issuance of Series A Convertible Preferred Stock totaled $500,000. The Company used the proceeds of the June 2022 Series A Convertible Preferred Stock offering to pay-off the outstanding convertible notes payable (See Note 4) and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the acquisition of the Properties which occurred on June 15, 2022 to register the conversion shares and the warrant shares. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the closing of the acquisition of the Properties which occurred on April 1, 2021.

The holder of the Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its June 2022 Series A Convertible Preferred Stock and/or exercise its common stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued preferred dividends totaling $2,055 and $-0- relative to the June 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the six months ended June 30, 2022 and 2021, respectively.

Issuance of Convertible Notes Payable

8% Convertible Promissory Notes due September 15, 2022 - On June 8, 2022, the Company issued to an accredited investor an unsecured convertible note due September 15, 2022 (the “June 2022 Note”), with an aggregate principal face amount of approximately $350,000. The June 2022 Note is, subject to certain conditions, convertible into an aggregate of 700,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued a five-year common stock purchase warrant to purchase up to 700,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “June 2022 Warrants”) which are immediately exercisable. The investor purchased the June 2022 Note and June 2022 Warrant from the Company for an aggregate purchase price of $350,000 and the proceeds were used for drilling and completion costs on the initial well drilled under the Hugoton Gas Field Participation Agreement and general working capital purposes. The Company also granted the investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the June 2022 Warrant and the conversion of the June 2022 Note unless the shares of the Company commence to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the Closing Date.

The June 2022 Note bears interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to the remaining principal amount of the underlying note and any accrued and unpaid interest.

The underlying notes and warrants contain customary events of default, representations, warranties, agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto, as applicable.

8% Convertible Promissory Notes due June 29, 2022 (in default) - AMGAS entered into a securities purchase agreement with two accredited investors (the “Investors”) for the Company’s 8% Convertible Promissory Notes Payable due June 29, 2022 (the “May 2022 Notes”), with an aggregate principal amount of $850,000. The Notes are, subject to certain conditions, convertible into 2,125,000 shares (the “Conversion Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a price per share of $0.40. The Company also issued an aggregate of 425,000 shares of Common Stock as commitment shares (“Commitment Shares”) to the Investors as additional consideration for the purchase of the May 2022 Notes. The Commitment Shares, and together with the May 2022 Notes and Conversion Shares, collectively, the “Securities”. The closing of the offering of the Securities occurred on May 13, 2022, when the Investors purchased the Securities for an aggregate purchase price of $850,000. The Company has also granted the Investors certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the Investors of the Conversion Shares. The proceeds of this offering was used to purchase the Company’s membership interests in GMDOC, LLC.

The May 2022 Notes bear interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time (subject to the occurrence of an event of default) in an amount equal to 120% of the principal amount of each May 2022 Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to a) fifty percent (50%) of the then outstanding principal amount equal to 120% of the principal amount of each May 2022 Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 but not greater than $3,000,000; or b) one hundred percent (100%) of the then outstanding principal amount equal to 120% of the principal amount of a May 2022 Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of in excess of $3,000,000. In addition, pursuant to the May 2022 Notes, so long as such May 2022 Notes remain outstanding, the Company shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the $0.40 per share conversion price, subject to certain adjustments, without written consent of the Investors.

The conversion of the May 2022 Notes are each subject to beneficial ownership limitations such that the Investors may not convert the May 2022 Notes to the extent that such conversion or exercise would result in an Investor being the beneficial owner in excess of 4.99% (or, upon election of the Investor, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The Company paid half of the May 2022 Notes principal balance upon its maturity on June 29, 2022 and the remaining half remains due and payable and is therefore in technical default. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

8% Convertible Promissory Notes due October 29, 2022 - On August 30, 2021 and October 29, 2021, the Company entered into a securities purchase agreement with the 8% Note Investors for the Company’s 8% Note, with an aggregate principal face amount of approximately $650,000. The 8% Notes are, subject to certain conditions, convertible into an aggregate of 1,300,000 shares of Common Stock, at a price of $0.50 per share. The Company also issued 8% Note Warrants to purchase up to 1,8500,000 shares of Common Stock at an exercise price of $0.50 per share. The 8% Note Investors purchased the 8% Notes and 8% Note Warrants from the Company for an aggregate purchase price of $650,000. The Company also granted the 8% Note Investors certain piggy-back registration rights whereby the Company has agreed to register the resale by the 8% Note Investors of the shares underlying the 8% Note Warrant and the conversion of the 8% Note unless the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the Closing Date, as defined in the 8% Note and 8% Note Warrant.

3% Convertible Promissory Notes due March 31, 2026 - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of the 3% Notes with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share. The 3% Notes allow for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026. The 3% Notes are convertible as to principal and any accrued interest, at the option of holder, into shares of the Common Stock at any time after the issue date and prior to the close of business on the business day preceding March 30, 2026 at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustments. The warrants to purchase 5,732,994 shares of Common Stock issued pursuant to the Debt Settlement Agreements were valued at $1,605,178 using the Black-Scholes methodology.

8% Convertible Promissory Notes Payable (paid-off) - On August 19, 2020, we entered into the August Purchase Agreement with the August Investor for August Note, with an aggregate principal face amount of approximately $365,169. The August Note is, subject to certain conditions, convertible into an aggregate of 3,943,820 shares of Common Stock, at a price of $0.10 per share (the “Fixed Conversion Price”). We also issued the five-year August Warrant to purchase up to 800,000 shares of Common Stock at an exercise price of $0.50 per share. The August Investor purchased such securities from the Company for an aggregate purchase price of $325,000. We also granted the August Investor certain automatic and piggy-back registration rights whereby we agreed to register the resale by the August Investor of the shares underlying the August Warrant and the conversion of the August Note, which was satisfied on August 5, 2021 by filing a registration statement on Form 424B4 to register for resale all of the shares of Common Stock issuable upon exercise of the August Warrant issued to the August Investor

The August Note bears interest at a rate of eight percent (8%) per annum with 12 months guaranteed, may be voluntarily repaid in cash in full or in part by us at any time in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to 115% of the principal amount of the August Note and any accrued and unpaid interest in the event of the consummation by us of any public or private offering or other financing pursuant to which we receive gross proceeds of at least $2,500,000. The August Note is convertible at any time by the August Investor and we shall have the right to request that the August Investor convert the August Note in full or in part at the Fixed Conversion Price in the event that the VWAP (as defined in the August Note) of the Common Stock exceeds $0.75 for twenty consecutive trading days. In addition, pursuant to the August Note, so long as the August Note remains outstanding, we shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the Fixed Conversion Price, without written consent of the August Investor.

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

Acquisition of Oil and Gas Properties –

Central Kansas Uplift - On April 1, 2021 we completed the acquisition of the Central Kansas Uplift Properties, for a purchase price of $900,000. The Central Kansas Uplift Properties include the production and mineral rights/leasehold for oil and gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

We commenced rework of the existing production wells after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties’ existing oil and gas reserves while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

Hugoton Gas Field Farm-Out - On April 4, 2022, the Company acquired a 40% participation in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. AMGAS has joined three other parties to explore for and develop potential oil, natural gas, noble gases and brine minerals on the properties underlying the Farmout Agreement (collectively the “Hugoton JV”).

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

The first exploratory well commenced on May 7, 2022 near Garden City, Kansas with a goal to evaluate its unconventional theory of where substantial oil, natural gas and noble gases may be present in the Hugoton Gas Field. The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial well in which AMGAS has acquired a 40% participation together with three other venture partners was spud on May 7, 2022 with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves.

The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well is in process of being connected to the pipeline as of June 30, 2022.

Investment in GMDOC, LLC - On May 3, 2022, the Company entered into an operating agreement (the “Operating Agreement”) pursuant to which the Company acquired 17 (or 60.7143%) of 28 limited liability membership interests (the “Interests”) in GMDOC, LLC, a Kansas limited liability company (“GMDOC”), for an aggregate purchase price of $4,037,500, and was subsequently admitted as a member of GMDOC.

With respect to its cash capital contribution, the Company paid a non-refundable cash deposit for the membership interests in the amount of $50,000 on May 3, 2022. The Company paid the remainder of the cash contribution for the membership interests, or $800,000, on May 16, 2022. The remainder of the Company’s capital contribution, or $3,187,500, was financed by the Bank Loan (as defined below).

GMDOC had previously acquired 70% of the working interests (the “Acquisition”) in certain oil and gas leases (the “GMDOC Leases”) from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC Leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis.

GMDOC is managed by two members: Darrah Oil Company, LLC, and Grand Mesa Operating Company, (collectively the “Managing Members”), which also serve as the operating companies under the GMDOC Leases.

We may find it necessary to obtain new sources of debt and/or equity capital to fund the exploration and development of the oil and gas producing properties enumerated above, as well as to satisfy our existing debt obligations. We can provide no assurance that we will be able to obtain sufficient new debt/equity capital to fund our planned development of the various properties.

Letter Agreement with U.S. Noble Gas, LLC –

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

The Company is required to pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision through June 30, 2022.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on our financial conditions, changes in our financial conditions, or our results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses except as follows:

Investment in Unconsolidated Subsidiary – GMDOC, LLC - On May 3, 2022, the Company entered into an operating agreement (the “Operating Agreement”) pursuant to which the Company acquired 17 (or 60.7143%) of 28 limited liability membership interests (the “Interests”) in GMDOC, LLC, a Kansas limited liability company (“GMDOC”), for an aggregate purchase price of $4,037,500, and was subsequently admitted as a member of GMDOC.

With respect to its cash capital contribution, the Company paid a non-refundable cash deposit for the membership interests in the amount of $50,000 on May 3, 2022. The Company paid the remainder of the cash contribution for the membership interests, or $800,000, on May 16, 2022. The remainder of the Company’s capital contribution, or $3,187,500, was financed by the Bank Loan (as defined below).

GMDOC had previously acquired 70% of the working interests (the “Acquisition”) in certain oil and gas leases (the “GMDOC Leases”) from Castelli Energy, L.L.C, an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC Leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis.

Pursuant to the terms of the Operating Agreement, each member agreed to pay GMDOC, as its capital contribution, $50,000 in cash per membership interest, with the remainder to be financed, in part, by a loan to GMDOC from a commercial bank, secured by GMDOC’s property, in the aggregate amount of $6,045,000. The principal of the bank loan is to be repaid in 84 varying monthly installments, ranging from $170,000 at the beginning to $40,500 at the end of the loan term, with the first installment on July 1, 2022. The bank loan bears a variable interest beginning at an initial rate of 6% per annum with one rate adjustment after 36 months subject to a 6% minimum interest rate.

For the Three Months Ended June 30, 2022 and 2021

Results of Operations

Revenue

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Revenues totaled $43,563 and $20,828 for the three months ended June 30, 2022 and 2021, respectively. The $22,735 or 109% increase in revenues during the second quarter 2022 as compared to 2021 reflects the significant improvement in the market price of West Texas Intermediate (“WTI”) crude oil which is the benchmark price the Company receives for the sale of its crude oil. The average WTI crude oil price during the second quarter 2022 was $108.72 as compared to $66.09 in 2021. The Company expects its revenues to continue to improve as the price of WTI oil remains strong and the Company increases the volume of oil and gas sold as it connects its Hugoton Gas Field initial exploratory gas well to the pipeline during the third quarter of 2022.

Our revenue has been substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine which has restricted the world supply of oil and gas and thereby increased the average WTI crude oil price. We expect this trend to continue during the remainder of 2022 and perhaps beyond.

Oil and Gas Lease Operating Expenses

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Total oil and gas lease operating expenses totaled $56,178 and $226,779 for the three months ended June 30, 2022 and 2021, respectively. The improvement in oil and gas lease operating expenses are attributable to significant repairs and rework performed in the three months ended June 30, 2021 that did not recur in the 2022 period.

Upon completion of our acquisition of the Central Kansas Uplift properties on April 1, 2021, we commenced rework of the existing production wells on the Properties in order to restore the three producing wells to full operational condition. All such rework costs were expensed as routine maintenance instead of capitalized to oil and gas properties and equipment under the full-cost method. In addition, we have performed certain exploration, including testing and evaluation for the existence of noble gas reserves on the Properties, including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil and gas reserves on the Properties while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

Our oil and gas lease operating expenses have been substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine which has restricted the supply of production pipe and other materials used in the drilling and rework of oil and gas wells. In addition, experienced oil and gas service professionals have been in high demand in the oil and gas service sector and thereby increasing the cost of oil and gas well services. We expect this trend to continue during the remainder of 2022 and perhaps beyond.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense totaled $30,834 and $30,834 during the three months ended June 30, 2022 and 2021, respectively. The Company began generating revenues from the production and sale of crude oil resulting since the acquisition of the Properties on April 1, 2021, which was acquired for $900,000 cash plus the assumption of asset retirement obligations of $13,425. The Company allocated the purchase price of $913,425 to oil and gas properties and equipment, which is subject to depreciation, depletion and amortization as the acquisition qualified as an asset acquisition. Total depreciation, depletion and amortization was $30,834 and $30,834 for the three months ended June 30, 2022 and 2021, respectively. We have not placed the Hugoton Gas Field initial exploratory gas well into service as of June 30, 2022, therefore we have not begun the related depreciation. We expect to place the well into service and begin depreciation during the third quarter of 2022 upon its final connection to the pipeline.

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $302 and $279 for the three months ended June 30, 2022 and 2021, respectively. The Company determined the amount of the asset retirement obligation assumed to be $13,425 as of April 1, 2021, the date of the acquisition of the Central Kansas Uplift Properties. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Oil and gas production related taxes totaled $82 and $966 for the three months ended June 30, 2022 and 2021, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the State of Kansas and Kansas conservation assessment fees. Revenues totaled $43,563 for the three months ended June 30, 2022, which resulted in the deduction of $82 in production related taxes. Revenues totaled $20,828 for the three months ended June 30, 2021, which resulted in the deduction of $966 in production related taxes primarily due to severance taxes paid in 2021. During the three months ended June 30, 2021 the Company received notice of an exemption from the State of Kansas, which exempted the Company from paying severance taxes due to the existing wells production levels. Therefore, production related taxes declined as a percentage of revenue during the three months ended June 30, 2022 as compared to 2021.

Other General and Administrative Expenses

Other general and administrative expenses were $479,437 for the three months ended June 30, 2022, an increase of $237,141, or 98%, from other general and administrative expenses of $242,296 for the three months ended June 30, 2021. The increase in other general and administrative expenses is primarily attributable to an increase of $271,591 in stock-based compensation due to the noncash compensation awarded to the Company’s executives, Board members, the USNG letter agreement which awarded compensatory warrants to advisory board members and other consultants in 2022 and in late 2021.

Equity in earnings of unconsolidated subsidiary – GMDOC, LLC

The Company reported equity in earnings of unconsolidated subsidiary of $114,336 for the three months ended June 30, 2022, compared to $-0- for the three months ended June 30, 2021. Such income resulted from the Company acquiring a 60.7143% membership interest in GMDOC, LLC in May 2022. The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee, GMDOC, LLC. Management’s judgment regarding its level of influence over the operations of GMDOC, LLC included considering key factors such as the Company’s ownership interest, legal form of the investee, its’ lack of participation in policy-making decisions and its’ lack of control over the day-to-day operations of GMDOC, LLC.

GMDOC, LLC had previously acquired 70% of the working interests in certain oil and gas leases from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis. GMDOC, LLC generated $188,319 of net income on approximately $790,000 of oil and gas revenues during the three months ended June 30, 2022. The Company owns a 60.7143% membership interest in such net income which it has reported as equity in earnings of unconsolidated subsidiary – GMDOC, LLC during the three months ended June 30, 2022.

Interest Expense

Interest expense increased to $332,234 for the three months ended June 30, 2022, compared to $214 for the three months ended June 30, 2021. Interest expense increased during the three months ended June 30, 2022 primarily due to the issuance of the various 8% Convertible Notes Payable during 2022 and also in August and October 2021 that was outstanding in the 2022 period and not in the 2021 period.

Gain on Extinguishment of Liabilities

The Company reported a gain on exchange and extinguishment of liabilities of $-0- and $55,230 in the three months ended June 30, 2022 and 2021, respectively.

On April 1, 2021 the Company and the holders of two notes payable aggregating $85,000 that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $123,830 as of April 1, 2021. The 245,000 shares issued to extinguish the debt obligations resulted in a gain of $55,230 which was recorded in the three months ended June 30, 2021.

Income Tax

The Company recorded no income tax benefit (expense) in the three months ended June 30, 2022 and 2021. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at June 30, 2022. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense or benefit on its income (loss) before income taxes during the three months ended June 30, 2022 and 2021.

Net Loss

The Company reported a net loss of $741,168 for the three months ended June 30, 2022, compared to a net loss of $425,326 for the three months ended June 30, 2021. This represents a deterioration of $315,842 for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Series A Convertible Preferred Stock Dividends

The Company recorded $52,289 and $56,784 in convertible preferred stock dividends in the three months ended June 30, 2022 and 2021, respectively. On March 26, 2021 and on June 15, 2022 the Company issued and classified its Series A Convertible Preferred Stock as equity securities in the balance sheet. Series A Convertible Preferred Stock bears a cumulative dividend at a 10% rate based on its stated/liquidation value.

Net Loss Applicable to Common Stockholders

The Series A Convertible Preferred Stock issued on March 26, 2021 and June 15, 2022 have preference over Common Stock and therefore such accrued dividend amounts have been deducted from net loss to report net loss applicable to common stockholders of $793,457 and $482,110 for the three months ended June 30, 2022 and 2021, respectively.

Basic and Diluted Net Loss Attributable to Common Stockholders per Share

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Common Stock and dilutive Common Stock Equivalents outstanding during the period. Common Stock Equivalents included in the diluted net loss attributable to common stockholders per share computation represent shares of Common Stock issuable upon the assumed conversion of Convertible Notes Payable, Convertible Preferred Stock and the assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses attributable to common stockholders are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of Common Stock Equivalents would have an anti-dilutive effect.

The Company incurred a net loss attributable to common stockholders during the three months ended June 30, 2022, and 2021, therefore all Common Stock Equivalents were considered anti-dilutive and excluded from diluted net loss attributable to common stockholders per share computations. The basic and diluted net loss attributable to common stockholders per share were $(0.04) and $(0.03) for the three months ended June 30, 2022 and 2021, respectively.

Potential Common Stock Equivalents as of June 30, 2022 totaled 32,330,948 shares of Common Stock, which included 3,119,830 shares of Common Stock underlying the Convertible Promissory Notes, 7,721,667 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 19,947,451 shares of Common Stock underlying outstanding warrants and 1,542,000 shares of Common Stock underlying outstanding stock options.

For the Six Months Ended June 30, 2022 and 2021

Results of Operations

Revenue

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Revenues totaled $68,868 and $20,828 for the six months ended June 30, 2022 and 2021, respectively. The $48,040 or 231% increase in revenues during the six months ended June 30, 2022 as compared to 2021 reflects the significant improvement in the market price of West Texas Intermediate (“WTI”) crude oil which is the benchmark price the Company receives for the sale of its crude oil. The average WTI crude oil price during the six months ended June 30, 2022 was $103.26 as compared to $61.94 in 2021. The Company expects its revenues to continue to improve as the price of WTI oil remains strong and the Company increases the volume of oil and gas sold as it connects its Hugoton Gas Field initial exploratory gas well to the pipeline during the third quarter of 2022.

Our revenue has been substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine which has restricted the world supply of oil and gas and thereby increasing the average WTI crude oil price. We expect this trend to continue during the remainder of 2022 and perhaps beyond.

Oil and Gas Lease Operating Expenses

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Total oil and gas lease operating expenses totaled $142,714 and $226,779 during the six months ended June 30, 2022 and 2021, respectively. The improvement in oil and gas lease operating expenses are attributable to significant repairs and rework performed during the six months ended June 30, 2021 that did not recur in the 2022 period.

Upon completion of our acquisition of the Central Kansas Uplift properties on April 1, 2021, we commenced rework of the existing production wells on the Properties in order to restore the three producing wells to full operational condition. All such rework costs were expensed as routine maintenance instead of capitalized to oil and gas properties and equipment under the full-cost method. In addition, we have performed certain exploration, including testing and evaluation for the existence of noble gas reserves on the Properties, including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil and gas reserves on the Properties while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

Our oil and gas lease operating expenses have been substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine which has restricted the supply of production pipe and other materials used in the drilling and rework of oil and gas wells. In addition, experienced oil and gas service professionals have been in high demand in the oil and gas service sector and thereby increasing the cost of oil and gas well services. We expect this trend to continue during the remainder of 2022 and perhaps beyond.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense totaled $61,668 and $30,834 during the six months ended June 30, 2022 and 2021, respectively. This increase was attributable to the timing of the Central Kansas Uplift acquisition. The Company began generating revenues from the production and sale of crude oil resulting since the acquisition of the Properties on April 1, 2021, which was acquired for $900,000 cash plus the assumption of asset retirement obligations of $13,425. The Company allocated the purchase price of $913,425 to oil and gas properties and equipment, which is subject to depreciation, depletion and amortization as the acquisition qualified as an asset acquisition. We have not placed the Hugoton Gas Field initial exploratory gas well into service as of June 30, 2022, therefore we have not begun the related depreciation. We expect to place the well into service and begin depreciation during the third quarter of 2022 upon its final connection to the pipeline.

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $580 and $279 for the six months ended June 30, 2022 and 2021, respectively. The Company determined the amount of the asset retirement obligation assumed to be $13,425 as of April 1, 2021, the date of the acquisition of the Central Kansas Uplift Properties. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Oil and gas production related taxes totaled $110 and $966 for the six months ended June 30, 2022 and 2021, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the State of Kansas and Kansas conservation assessment fees. Revenues totaled $68,868 for the six months ended June 30, 2022, which resulted in the deduction of $110 in production related taxes. Revenues totaled $20,828 for the six months ended June 30, 2021, which resulted in the deduction of $966 in production related taxes primarily due to severance taxes paid in 2021. During the six months ended June 30, 2021 the Company received notice of an exemption from the State of Kansas, which exempted the Company from paying severance taxes due to the existing wells production levels. Therefore, production related taxes declined as a percentage of revenue during the six months ended June 30, 2022 as compared to 2021.

Other General and Administrative Expenses

Other general and administrative expenses were $848,144 for the six months ended June 30, 2022, an increase of $404,878, or 91%, from other general and administrative expenses of $443,266 for the six months ended June 30, 2021. The increase in other general and administrative expenses is primarily attributable to an increase of $420,247 in stock-based compensation due to the noncash compensation awarded to the Company’s executives, Board members, the USNG letter agreement which awarded compensatory warrants to advisory board members and other consultants in 2022 and in late 2021.

Equity in earnings of unconsolidated subsidiary – GMDOC, LLC

The Company reported equity in earnings of unconsolidated subsidiary of $114,336 for the six months ended June 30, 2022, compared to $-0- for the six months ended June 30, 2021. Such income resulted from the Company acquiring a 60.7143% membership interest in GMDOC, LLC in May 2022. The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee, GMDOC, LLC. Management’s judgment regarding its level of influence over the operations of GMDOC, LLC included considering key factors such as the Company’s ownership interest, legal form of the investee, its’ lack of participation in policy-making decisions and its’ lack of control over the day-to-day operations of GMDOC, LLC.

GMDOC, LLC had previously acquired 70% of the working interests in certain oil and gas leases from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis. GMDOC, LLC generated $188,319 of net income on approximately $790,000 of oil and gas revenues during the six months ended June 30, 2022. The Company owns a 60.7143% membership interest in such net income which it has reported as equity in earnings of unconsolidated subsidiary – GMDOC, LLC during the six months ended June 30, 2022.

Interest Expense

Interest expense increased to $425,790 for the six months ended June 30, 2022, compared to $34,439 for the six months ended June 30, 2021. Interest expense increased during the six months ended June 30, 2022 primarily due to the issuance of the various 8% Convertible Notes Payable during 2022 and also in August and October 2021 that was outstanding in the 2022 period and not in the 2021 period.

Gain on Extinguishment of Liabilities

The Company reported a gain on exchange and extinguishment of liabilities of $-0- and $86,602 in the six months ended June 30, 2022 and 2021, respectively.

On April 1, 2021 the Company and the holders of two notes payable aggregating $85,000 that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated common stock purchase warrants which totaled $123,830 as of April 1, 2021. The 245,000 shares issued to extinguish the debt obligations resulted in a gain of $55,230 which was recorded in the six months ended June 30, 2021.

On March 31, 2021, the Company recorded a net gain on extinguishment of liabilities totaling $31,372, which was attributable to six transactions that extinguished outstanding liabilities as of that date. The Debt Settlement Agreements extinguished accounts payable and accrued liabilities with a total outstanding balance of $2,866,497, for the issuance of $28,665 in principal balance of the 3% Notes. Such 3% Notes were issued with detachable warrants to purchase 5,732,994 shares of Common Stock for $0.50 per share, which was valued at $1,605,178. The transaction resulted in a total gain of $1,232,654 of which $124,177 was reported as a gain on extinguishment of liabilities and $1,108,477 was reported as a capital contribution during the six months ended June 30, 2021. The $23,000 gain from settlement of litigation extinguished $33,000 of trade payables for a cash payment of $10,000. The loss of $115,805 is related to the early retirement of $365,169 principal balance of August 2020 Note. There were no similar transactions during the six months ended June 30, 2022.

Change in Derivative Fair Value

The conversion feature in certain outstanding promissory notes and common stock purchase warrants issued in connection with short-term notes outstanding during the six months ended June 30, 2021 were treated as derivative instruments because such notes and warrants contained ratchet and anti-dilution provisions. The mark-to-market process resulted in a gain of $199 during the six months ended June 30, 2021. There were no similar derivatives outstanding during the six months ended June 30, 2022. All short-term notes and their related derivative warrants were terminated on April 1, 2021.

Income Tax

The Company recorded no income tax benefit (expense) in the six months ended June 30, 2022 and 2021. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at June 30, 2022. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense or benefit on its income (loss) before income taxes during the six months ended June 30, 2022 and 2021.

Net Loss

The Company reported a net loss of $1,295,802 for the six months ended June 30, 2022, compared to a net loss of $628,950 for the six months ended June 30, 2021. This represents a deterioration of $666,852 for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Series A Convertible Preferred Stock Dividends

The Company recorded $105,150 and $60,528 in convertible preferred stock dividends in the six months ended June 30, 2022 and 2021, respectively. On March 26, 2021 and on June 15, 2022 the Company issued and classified its Series A Convertible Preferred Stock as equity securities in the balance sheet. Series A Convertible Preferred Stock bears a cumulative dividend at a 10% rate based on its stated/liquidation value.

Net Loss Applicable to Common Stockholders

The Series A Convertible Preferred Stock issued on March 26, 2021 and June 15, 2022 have preference over Common Stock and therefore such accrued dividend amounts have been deducted from net loss to report net loss applicable to common stockholders of $1,400,952 and $689,478 for the six months ended June 30, 2022 and 2021, respectively.

Basic and Diluted Net Loss Attributable to Common Stockholders per Share

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Common Stock and dilutive Common Stock Equivalents outstanding during the period. Common Stock Equivalents included in the diluted net loss attributable to common stockholders per share computation represent shares of Common Stock issuable upon the assumed conversion of Convertible Notes Payable, Convertible Preferred Stock and the assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses attributable to common stockholders are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of Common Stock Equivalents would have an anti-dilutive effect.

The Company incurred a net loss attributable to common stockholders during the six months ended June 30, 2022, and 2021, therefore all Common Stock Equivalents were considered anti-dilutive and excluded from diluted net loss attributable to common stockholders per share computations. The basic and diluted net loss attributable to common stockholders per share were $(0.07) and $(0.04) for the six months ended June 30, 2022 and 2021, respectively.

Potential Common Stock Equivalents as of June 30, 2022 totaled 32,330,948 shares of Common Stock, which included 3,119,830 shares of Common Stock underlying the Convertible Promissory Notes, 7,721,667 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 19,947,451 shares of Common Stock underlying outstanding warrants and 1,542,000 shares of Common Stock underlying outstanding stock options.

Liquidity and Capital Resources; Going Concern–

We have had a history of losses and have generated little or no operating revenues for a number of years, as we concentrated on the development of our Nicaraguan Concessions, which was a long-term, high-risk/reward exploration project in an otherwise unproven part of the world. We abandoned the Concessions in early 2020 due to the challenging economic and political issues in Nicaragua and the oil and gas industry in general. Subsequent to the abandoning of the Nicaraguan Concessions, we began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, we have entered into the: 1) Central Kansas Uplift properties, 2) the Hugoton Gas Field Farm-Out and the 3) the GMDOC, LLC venture.

The planned development of the development projects previously identified will require us to raise additional capital to accomplish our operating plan, which cannot be assured. Historically, we financed our operations through the issuance of equity and various short and long-term debt financing that contained some level of detachable warrants to provide the holders with a level of equity participation.

Capital Raised

Historically, we have raised funds through various equity and debt instruments through private transactions. The following summarizes the sources of significant liquidity raised during the six months ended June 30, 2022 and for the year ended December 31, 2021:

Six months ended June 30, 2022
Capital raised:
Issuance of Convertible Promissory Notes together with the issuance of 425,000 shares of common stock	$850,000
Issuance of Series A Convertible Preferred Stock with detachable common stock purchase warrants	500,000
Issuance of Convertible Promissory Notes with detachable common stock purchase warrants	350,000

Total capital raised	$1,700,000

Year ended December 31, 2021
Capital raised:
Issuance of Series A Convertible Preferred Stock with detachable common stock purchase warrants	$1,929,089
Issuance of Convertible Promissory Notes with detachable common stock purchase warrants	650,000

Total capital raised	$2,579,089

The Company was able to raise liquidity during 2022 and 2021 through the issuance of debt and equity in private transactions with accredited investors. These financial instruments generally require the Company to register the Common Stock underlying the conversion of the Series A Convertible Preferred Stock, the common stock purchase warrants and the convertible notes. These issuances generally provide the holders with a right to participate in future capital raises and require their approval for the future issuance of securities at rates less than their purchase price. The holders have also agreed that the conversion of the Series A Convertible Preferred Stock, the convertible promissory notes and the exercise of the underlying warrants are generally subject to beneficial ownership limitations such that each holder of the financial instruments individually may not convert the underlying Series A Convertible Preferred Stock, convertible notes or exercise the underlying warrants to the extent that such conversion or exercise would result in any of the holders individually being the beneficial owner in excess of 4.99% (or, upon election of the holders, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

We will likely continue to issue such convertible instruments with detachable warrants to acquire Common Stock to fund our operational and capital expenditure plans for the remainder of 2022.

Capital Expenditures

We have completed the acquisition of the following oil and gas development projects that represent our business strategy for current and future operations of AMGAS:

Central Kansas Uplift - On April 1, 2021 we completed the acquisition of the Central Kansas Uplift Properties, for a purchase price of $900,000. The Central Kansas Uplift Properties include the production and mineral rights/leasehold for oil and gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres. The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

We commenced rework of the existing production wells after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties’ existing oil and gas reserves while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

Hugoton Gas Field Farm-Out - On April 4, 2022, the Company acquired a 40% participation in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. AMGAS has joined three other parties to explore for and develop potential oil, natural gas, noble gases and brine minerals on the properties underlying the Farmout Agreement (collectively the “Hugoton JV”).

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

The first exploratory well commenced on May 7, 2022 near Garden City, Kansas with a goal to evaluate its unconventional theory of where substantial oil, natural gas and noble gases may be present in the Hugoton Gas Field. The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial well in which AMGAS has acquired a 40% participation together with three other venture partners was spud on May 7, 2022 with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves.

The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well is in process of being connected to the pipeline as of June 30, 2022.

Investment in GMDOC, LLC - On May 3, 2022, the Company entered into an Operating Agreement pursuant to which the Company acquired 17 (or 60.7143%) of 28 limited liability membership interests in GMDOC, LLC, a Kansas limited liability company, for an aggregate purchase price of $4,037,500, and was subsequently admitted as a member of GMDOC.

With respect to its cash capital contribution, the Company paid a non-refundable cash deposit for the membership interests in the amount of $50,000 on May 3, 2022. The Company paid the remainder of the cash contribution for the membership interests, or $800,000, on May 16, 2022. The remainder of the Company’s capital contribution, or $3,187,500, was financed by the Bank Loan (as defined below).

GMDOC had previously acquired 70% of the working interests in certain oil and gas leases from Castelli Energy, L.L.C. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC Leases currently produce approximately 100 barrels of oil per day and 2.0 million cubic feet of natural gas per day on a gross basis.

Going Concern

The Company has incurred losses from operations, has a net stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the six months ended June 30, 2022 and for the year ended December 31, 2021. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund (i) the development of the Central Kansas Uplift Properties acquired on April 1, 2021; (ii) our obligations for exploration and development under the Hugoton Farmout Agreement; (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due. These are substantial operational and financial issues that must be successfully addressed during 2022 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations during the six months ended June 30, 2022 and for the year ended December 31, 2021.

The Company will have significant financial commitments to execute its planned exploration and development of the Central Kansas Uplift Properties and the Hugoton Gas Field. The Company may find it necessary to raise substantial amounts of debt or equity capital to fund such exploration and development activities and may seek offers from industry operators and other third parties for interests in the Properties in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. There can be no assurance that it will be able to obtain such new funding or be able to reach agreements with industry operators and other third parties or on what terms.

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

Cash and cash equivalents balances-

As of June 30, 2022, we had cash and cash equivalents with an aggregate balance of $107,210, a decrease from a balance of $260,590 as of December 31, 2021. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $153,380 net decrease in cash during the six months ended June 30, 2022:

●	Operating activities:	$143,253 of net cash used in operating activities. Net cash used in operating activities was $143,253 and $348,641 for the six months ended June 30, 2022 and 2021, respectively, an improvement of $205,388. The improvement was primarily the result of the increase in the discount amortization on debt, an increase in accounts payable and the increase in non-cash stock compensation reflected in our cash flows from operating activities for the six months ended June 30, 2022 compared to the same period in 2021.

●	Investing activities:	$1,179,977 of net cash used in investing activities. Cash used in investing activities was $1,179,977 for the six months ended June 30, 2022 compared to $900,000 for the six months ended June 30, 2021. We utilized funds during 2022 to acquire our membership interest in GMDOC, LLC and to drill the initial exploratory well pursuant to the Hugoton Gas Field participation agreement. We utilized funds during 2021 to acquire the Central Kansas Uplift Properties.

●	Financing activities:	$1,169,850 of net cash provided by financing activities. Cash provided by financing activities for the six months ended June 30, 2022 was $1,169,850 compared to cash provided by financing activities of $1,415,022 for the six months ended June 30, 2021. We raised a total of $1,200,000 from the issuance of convertible notes and $500,000 from the issuance of Series A convertible preferred stock with detachable warrants. These financing cash inflows were offset by the repayment of $425,000 principal balance of convertible notes and the payment of dividends totaling $105,150 on the Series A Convertible Preferred Stock in the 2022 period. The Company raised $1,929,089 through the issuance of Series A Convertible Preferred Stock which was offset by the repayment of $453,539 principal balance of convertible debt and the payment of dividends totaling $60,528 on the Series A Convertible Preferred Stock in the 2021 period.

The net result of these activities was a $153,380 decrease in cash and cash equivalents from $260,590 as of December 31, 2021 to $107,210 as of June 30, 2022.

Commitments:

Capital Expenditures. We had no material commitments for capital expenditures at June 30, 2022. However, we are required by the Hugoton Gas Field Farmout Agreement to drill at least three additional gas production wells in 2022/2023 in order to maintain the participation agreement. We have drilled and completed the first Hugoton Gas Field production well in June 2022 which is awaiting connection to the pipeline to begin production. We estimate that the expenses related to the drilling program to be approximately $300,000 for drilling and completion of each additional exploratory well.

Repayment of Debt. Debt obligations is comprised of the following at June 30, 2022:

June 30, 2022
Notes payable:

8% Convertible promissory notes payable due October 29, 2022 (less discount of $110,578 as of June 30, 2022)	$539,422
8% Convertible promissory notes payable due September 15, 2022 (less discount of $106,225 as of June 30, 2022)	243,775
8% Convertible promissory notes payable due June 29, 2022 (in default)	425,000
3% Convertible promissory notes payable	28,665

Total notes payable	1,236,862
Less: Long-term portion	28,665
Notes payable, short-term	$1,208,197

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2022 (July 1, 2022 through December 31, 2022)	$1,208,197
2023	—
2024	—
2025	—
2026	28,665
2027	—
Total	$1,236,862

Open Litigation.

The information regarding certain legal proceedings in which we are involved as set forth in Note 12 – Commitments and Contingencies of the Notes to the Condensed Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

USNG Letter Agreement - The Company is required to pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that AMGAS receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision through June 30, 2022.

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

Inflation and Seasonality

Inflation has had a material effect on us during the past six months ended June 30, 2022; and we do believe that inflation will continue to significantly impact our business during the remainder of 2022 and perhaps beyond. We do not believe that our business is seasonal in nature.

Our revenue from the sale of oil and gas has been substantially impacted by inflation, the Covid-19 pandemic and the Russian war in Ukraine which has restricted the world supply of oil and gas and thereby increasing the average WTI crude oil price. We expect this trend to continue during the remainder of 2022 and perhaps beyond.

In addition, our oil and gas lease operating expenses have been substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine which has restricted the supply of production pipe and other materials used in the drilling and rework of oil and gas wells. In addition, experienced oil and gas service professionals have been in high demand in the oil and gas service sector and thereby increasing the cost of oil and gas well services. We expect this trend to continue during the remainder of 2022 and perhaps beyond.

Critical Accounting Policies

A critical accounting policy is defined as one that is both material to the presentation of our condensed financial statements and requires management to make difficult, subjective, or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the condensed financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Note 1 – Going Concern Analysis - In accordance with ASU 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financials are issued. When management identifies conditions or events that raise substantial doubt about their ability to continue as a going concern it should consider whether its plans to mitigate those relevant conditions or events will alleviate the substantial doubt. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of management’s plans, the entity should disclose information that enables user of financial statements to understand the principal events that raised the substantial doubt, management’s evaluation of the significance of those conditions or events, and management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate, which raised substantial doubt about our ability to continue as a going concern within the next year, but such doubt was not adequately mitigated by our plans to address the substantial doubt as disclosed in Note 1: Going Concern.

Note 2 – Oil and Gas Properties and Equipment – The allocation of the purchase price for the acquisition of the Central Kansas Uplift and the estimated useful lives assigned to the related equipment purchased.

In addition, the accounting for, and disclosure of, oil and gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, were zero through June 30, 2022, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

Note 3 – Investment in unconsolidated subsidiary – GMDOC, LLC - The Company’s Investment in unconsolidated subsidiary - GMDOC, LLC requires that the Company assess its control over the operations of GMDOC, LLC.

The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee, GMDOC, LLC. Management’s judgment regarding its level of influence over the operations of GMDOC, LLC included considering key factors such as the Company’s ownership interest, legal form of the investee, its’ lack of participation in policy-making decisions and its’ lack of control over the day-to-day operations of GMDOC, LLC.

Note 4 – Debt Obligations – The Company has issued various debt and equity securities that require the Company to estimate the fair value of the debt, its embedded features and any related detachable warrants or other equity-related securities issued. Management must make significant assumption/estimates in order to allocate the proceeds of the issuance of the convertible debt securities between its debt and equity components.

Note 6 – Stock Options - The Company follows the fair value recognition provisions of ASC 718. Stock-based compensation expense is recognized in the financial statements for granted, modified, or settled stock options based on estimated fair values. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment.

Note 8 – Warrants - The Company has issued various debt and equity securities (including detachable warrants) that require the Company to estimate the fair value of the debt, its embedded features and any related detachable warrants or other equity-related securities issued. Management must make significant assumption/estimates in order to allocate the proceeds of the issuance of the convertible debt securities between its debt and equity components.

Note 9 – Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of June 30, 2022, the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which American Noble Gas, Inc. (“AMGAS”, the “Company”, “we”, “us” or “our”) is involved is set forth in Note 12 of the Notes to the Unaudited Condensed Financial Statements, entitled “Commitments and Contingencies – Litigation”, which is included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and such information is incorporated by reference into this Item 1.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter that were not previously reported on a Current Report on Form 8-K except as set forth below.

June 2022 Private Placement of Shares of Series A Preferred Stock and June Warrants

On June 15, 2022 the Company entered into a securities purchase agreement with an accredited investors providing for an aggregate investment of $500,000 by the investor for the issuance by the Company of (i) 5,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, with a stated/liquidation value of $100 per share; and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 1,666,667 shares of Common Stock at an exercise price of $0.30 per share, subject to customary adjustments thereunder. The Series A Convertible Preferred stock is convertible into an aggregate of up to 1,666,667 shares of Common Stock. The holder of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the Warrant Shares within six (6) months following the Closing Date, as defined in the Warrants, by exercising on a cashless basis pursuant to the formula provided in the warrant. Net proceeds from the issuance of Series A Convertible Preferred Stock totaled $500,000. The Company used the proceeds of the June 2022 Series A Convertible Preferred Stock offering to pay-off the outstanding convertible notes payable (See Note 4) and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the acquisition of the Properties which occurred on June 15, 2022 to register the conversion shares and the warrant shares. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the closing of the offering which occurred on June 15, 2022.

The holder of the Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its June 2022 Series A Convertible Preferred Stock and/or exercise its common stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued preferred dividends totaling $2,055 and $-0- relative to the June 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the six months ended June 30, 2022 and 2021, respectively.

The Company did not engage in general solicitation or advertising with regard to the issuance and sale of the securities. The investor who participated in the Preferred Stock offering represented that they are either: (i) an “accredited investor” as defined in Rule 501(a)(1), (a)(2), (a)(3), (a)(7) or (a)(8) under the Securities Act of 1933, as amended (the “Securities Act”), or (ii) a “qualified institutional buyer” as defined in Rule 144A(a) under the Securities Act, and purchased the Securities for investment and not with a view to distribution. The securities were issued and sold by the Company in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

8% Convertible Promissory Notes Payable due June 29, 2022 (in default)

AMGAS entered into a securities purchase agreement with two accredited investors (the “Investors”) for the Company’s 8% Convertible Promissory Notes Payable due June 29, 2022 (the “May 2022 Notes”), with an aggregate principal face amount of $850,000. The Notes are, subject to certain conditions, convertible into 2,125,000 shares (the “Conversion Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a price per share of $0.40. The Company also issued an aggregate of 425,000 shares of Common Stock as commitment shares (“Commitment Shares”) to the Investors as additional consideration for the purchase of the May 2022 Notes. The Commitment Shares, and together with the May 2022 Notes and Conversion Shares, collectively, the “Securities”. The closing of the offering of the Securities occurred on May 13, 2022, when the Investors purchased the Securities for an aggregate purchase price of $850,000. The Company has also granted the Investors certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the Investors of the Conversion Shares. The proceeds of this offering was used to purchase the Company’s membership interests in GMDOC, LLC.

The Notes bear interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time (subject to the occurrence of an event of default) in an amount equal to 120% of the principal amount of each Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to a) fifty percent (50%) of the then outstanding principal amount equal to 120% of the principal amount of each Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 but not greater than $3,000,000; or b) one hundred percent (100%) of the then outstanding principal amount equal to 120% of the principal amount of a Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of in excess of $3,000,000. In addition, pursuant to the May 2022 Notes, so long as such May 2022 Notes remain outstanding, the Company shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the $0.40 per share conversion price, subject to certain adjustments, without written consent of the Investors.

The conversion of the May 2022 Notes are each subject to beneficial ownership limitations such that the Investors may not convert the Notes to the extent that such conversion or exercise would result in an Investor being the beneficial owner in excess of 4.99% (or, upon election of the Investor, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

Pursuant to the Purchase Agreement, for a period of twelve (12) months after the closing date the Investors have a right to participate in any issuance of the common stock, common stock equivalents, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of the subsequent financing.

The Company also entered into that certain registration rights side letter, pursuant to which in the event the Company’s shares of common stock have not commenced trading on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date, and, thereafter, the Company agreed to file a registration statement under the Securities Act to register the offer and sale, by the Company, of common stock underlying the May 2022 Notes in the event that such notes are not repaid prior to such 120-day period.

The Company paid half of the May 2022 Notes principal balance upon its maturity on June 29, 2022 and the remaining half remains due and payable and is therefore in technical default. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(c) Exhibits.

10.1	Operating Agreement of GMDOC, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 19, 2022.)

10.2	Form of Restricted Stock Purchase Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 20, 2022.)

10.3	8% Convertible Promissory Note dated June 8, 2022. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2022.)

10.4	Common Stock Purchase Warrant dated June 8, 2022. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2022.)

10.5	Registration Rights Side-Letter dated June 8. 2022. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2022.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Noble Gas, Inc.

By:	/s/ Stanton E. Ross	Dated: August 12, 2022
Stanton E. Ross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel F. Hutchins	Dated: August 12, 2022
Daniel F. Hutchins
Chief Financial Officer
(Principal Financial and Accounting Officer)

