Form 10-Q
period 2022-09-30
AMERICAN NOBLE GAS, INC.
filed 2022-11-17
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

As of November 16, 2022, the registrant had 21,924,515 shares of common stock, $0.0001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

AMERICAN NOBLE GAS INC

Condensed Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,096	$260,590
Accrued receivable	16,608	10,998
Prepaid expenses	16,172	13,090

Total current assets	49,876	284,678
Oil and gas properties and equipment:
Oil and gas properties and equipment	1,243,402	913,425
Accumulated depreciation, depletion and impairment	(188,463)	(92,502)

Property and equipment, net	1,054,939	820,923

Investment in unconsolidated subsidiary – GMDOC, LLC	1,173,633	—

Total assets	$2,278,448	$1,105,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,195,152	$975,842
Accrued liabilities	1,175,464	1,159,403
Accrued interest - related parties	1,284	643
Convertible notes payable, net of unamortized discount	1,285,309	376,274

Total current liabilities	3,657,209	2,512,162

Asset retirement obligations	1,731,268	1,730,264
Convertible promissory notes, net of unamortized discount - related parties	28,665	28,665

Total liabilities	5,417,142	4,271,091
Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock; par value $0.0001 per share, 10,000,000 shares authorized; Series A Convertible Preferred Stock – 27,778 shares authorized with stated/liquidation value of $100 per share, 25,526 and 22,076 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	2
Common Stock, par value $0.0001 per share, 500,000,000 shares authorized, 21,924,515 shares issued and outstanding at September 30, 2022 and 19,012,015 shares issued and outstanding at December 31, 2021	2,192	1,901
Additional paid-in capital	117,184,170	115,522,952
Accumulated deficit	(120,325,059)	(118,690,345)
Total stockholders’ deficit	(3,138,694)	(3,165,490)
Total liabilities and stockholders’ deficit	$2,278,448	$1,105,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS INC

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenues	$43,034	$35,392	$111,903	$56,220

Operating expenses:
Oil and gas lease operating expense	55,288	220,767	198,003	446,849
Depreciation, depletion and amortization	34,292	30,834	95,961	61,668
Accretion of asset retirement obligation	424	279	1,004	558
Oil and gas production related taxes	55	1,626	164	2,592
Other general and administrative expenses	283,312	294,440	1,131,456	738,419

Total operating expenses	373,371	547,946	1,426,588	1,250,086

Operating loss	(330,337)	(512,554)	(1,314,685)	(1,193,866)

Other income (expense):
Equity in earnings of unconsolidated subsidiary – GMDOC, LLC	209,297	—	323,633	—
Interest expense	(217,872)	(5,724)	(643,662)	(40,163)
Gain on exchange and extinguishment of liabilities	—	—	—	86,602
Change in derivative fair value	—	—	—	199

Total other income (expense)	(8,575)	(5,724)	(320,029)	46,638

Loss before income taxes	(338,912)	(518,278)	(1,634,714)	(1,147,228)
Income tax (expense) benefit	—	—	—	—

Net loss	(338,912)	(518,278)	(1,634,714)	(1,147,228)

Convertible preferred stock dividends	(65,406)	(57,408)	(170,556)	(117,936)

Net loss attributable to common stockholders	$(404,318)	$(575,686)	$(1,805,270)	$(1,265,164)

Basic and diluted net loss per share:
Basic	$(0.02)	$(0.03)	$(0.09)	$(0.07)
Diluted	$(0.02)	$(0.03)	$(0.09)	$(0.07)
Weighted average shares outstanding – basic and diluted	21,920,394	18,793,265	20,571,459	18,712,199

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS INC

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	—	$—	18,548,265	$1,855	$110,352,302	$(117,178,645)	$(6,824,488)

Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(252,961)	92,061	(160,900)

Stock-based compensation	—	—	—	—	81,250	—	81,250

Issuance of preferred stock with detachable warrants to purchase Common Stock	22,776	2	—	—	1,929,087	—	1,929,089

Issuance of warrants to purchase Common Stock pursuant to debt settlement agreements	—	—	—	—	1,605,178	—	1,605,178

Extinguishment of liabilities with related parties pursuant to debt settlement agreements	—	—	—	—	1,108,477	—	1,108,477

Accrual of Series A Convertible Preferred Stock dividends	—	—	—	—	(3,744)	—	(3,744)

Net loss	—	—	—	—	—	(203,624)	(203,624)

Balance, March 31, 2021	22,776	2	18,548,265	1,855	114,819,589	(117,290,208)	(2,468,762)

Stock-based compensation	—	—	—	—	106,750	—	106,750

Issuance of Common Stock pursuant to debt settlement agreements	—	—	245,000	24	68,576	—	68,600

Accrual of preferred stock dividends	—	—	—	—	(56,784)	—	(56,784)

Net loss	—	—	—	—	—	(425,326)	(425,326)

Balance, June 30, 2021	22,776	2	18,793,265	1,879	114,938,131	(117,715,534)	(2,775,522)

Stock-based compensation	—	—	—	—	157,749	—	157,749

Issuance of warrants to purchase Common Stock pursuant to issuance of debt	—	—	—	—	56,000	—	56,000

Accrual of preferred stock dividends	—	—	—	—	(57,408)	—	(57,408)

Net loss	—	—	—	—	—	(518,278)	(518,278)

Balance, September 30, 2021	22,776	$2	18,793,265	$1,879	$115,094,472	$(118,233,812)	$(3,137,459)

Balance, December 31, 2021	22,076	$2	19,012,015	$1,901	$115,522,952	$(118,690,345)	$(3,165,490)

Stock-based compensation -	—	—	—	—	229,906	—	229,906

Issuance of Common Stock pursuant to conversion of Series A Convertible Preferred Stock	(800)	—	250,000	25	(25)	—	—

Series A Convertible Preferred Stock dividends	—	—	—	—	(52,861)	—	(52,861)

Net loss	—	—	—	—	—	(554,634)	(554,634)

Balance, March 31, 2022	21,276	2	19,262,015	1,926	115,699,972	(119,244,979)	(3,543,079)

Stock-based compensation -	—	—	—	—	378,341	—	378,341

Issuance of Common Stock in association with the issuance of convertible bridge notes payable	—	—	425,000	42	196,112	—	196,154

Issuance of restricted Common Stock as compensation	—	—	1,550,000	155	(155)	—	—

Issuance of detachable warrants to purchase Common Stock in association with issuance of convertible bridge note payable	—	—	—	—	136,574	—	136,574

Issuance of Series A Convertible preferred stock with detachable Common Stock purchase warrants	5,000	1	—	—	499,999	—	500,000

Issuance of Common Stock pursuant to conversion of Series A Preferred Stock	(1,900)	(1)	593,750	60	(59)	—	—

Series A Convertible Preferred Stock dividends	—	—	—	—	(52,289)	—	(52,289)

Net loss	—	—	—	—	—	(741,168)	(741,168)

Balance, June 30, 2022	24,376	2	21,830,765	2,183	116,858,495	(119,986,147)	(3,125,467)

Stock-based compensation -	—	—	—	—	246,091	—	246,091

Issuance of Series A Convertible Preferred Stock with detachable Common Stock purchase warrants	1,450	2	—	—	144,998	—	145,000

Issuance of Common Stock pursuant to conversion of Series A Convertible Preferred Stock	(300)	(1)	93,750	9	(8)	—	—

Series A Convertible Preferred Stock dividends	—	—	—	—	(65,406)	—	(65,406)

Net loss	—	—	—	—	—	(338,912)	(338,912)

Balance, September 30, 2022	25,526	$3	21,924,515	$2,192	$117,184,170	$(120,325,059)	$(3,138,694)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS INC

Statements of Cash Flows

(unaudited)

	For the Nine months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,634,714)	$(1,147,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiary – GMDOC, LLC	(323,633)	—
Change in fair value of derivative liability	—	(199)
Stock-based compensation	854,338	345,749
Depreciation, depletion and amortization	95,961	61,668
Accretion of asset retirement obligations	1,004	558
Gain on settlement of litigation	—	(23,000)
Gain on exchange and extinguishment of liabilities	—	(179,407)
Loss on retirement of convertible note payable	—	115,805
Expiration and charge-off of deposit to acquire oil and gas properties	—	75,000
Amortization of discount on convertible note payable	579,263	30,016
Change in operating assets and liabilities:
Increase in accounts receivable	(5,610)	(25,545)
Increase in prepaid expenses	(3,082)	(16,590)
Increase in accounts payable	219,310	194,645
Increase (decrease) in accrued liabilities	—	(112)
Increase in accrued interest	641	10,146
Net cash used in operating activities	(216,522)	(558,494)

Cash flows from investing activities:
Investment in unconsolidated subsidiary – GMDOC, LLC	(850,000)	—
Investment in Hugoton Gas Field participation agreement	(314,753)	—
Investment in oil and gas properties and equipment	(15,224)	(900,000)
Net cash used in investing activities	(1,179,977)	(900,000)

Cash flows from financing activities:
Cash dividends paid on preferred stock	(154,495)	(117,936)
Net proceeds from issuance of convertible notes payable	1,200,000	100,000
Repayment of convertible note payable	(537,500)	(453,539)
Net proceeds from issuance of Series A Convertible Preferred Stock with detachable Common Stock purchase warrants	645,000	1,929,089
Net cash provided by financing activities	1,153,005	1,457,614

Net decrease in cash and cash equivalents	(243,494)	(880)

Cash and cash equivalents:
Beginning	260,590	11,042
Ending	$17,096	$10,162
Supplemental cash flow information:
Cash paid for interest	$63,759	$17,448
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A Convertible Preferred Stock to Common Stock	$94	$—
Issuance of restricted Common Stock	$155	$—
Issuance of restricted Common Stock attributable to issuance of convertible notes payable	$196,154	$—
Issuance of detachable Common Stock warrants attributable to issuance of convertible notes payable	$136,574	$56,000
Cumulative effect of adoption of ASU 2020-06	$—	$160,900
Issuance of convertible promissory notes pursuant to debt settlement agreements	$—	$28,665
Issuance of detachable Common Stock purchase warrants pursuant to debt settlements agreements	$—	$1,605,178
Capital contribution attributable to related party debt extinguishment	$—	$1,108,477
Issuance of Common Stock pursuant to debt settlement agreements	$—	$68,600
Assumption of asset retirement obligation related to purchase of oil and gas properties	$—	$13,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

Notes to Condensed Financial Statements

September 30, 2022

(Unaudited)

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

American Noble Gas, Inc. has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remainder of 2022 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K, filed with the SEC.

Name change

At the Company’s Annual Meeting of Stockholders held on October 13, 2021 the stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, changing the Company’s name from Infinity Energy Resources, Inc. to American Noble Gas Inc. “AMGAS,” the “Company,” “we,” “us” and “our” refers collectively to American Noble Gas Inc, (formerly Infinity Energy Resources, Inc.), its predecessors and subsidiaries or one or more of them as the context may require.

Reincorporation in Nevada

On December 7, 2021, pursuant to an Agreement and Plan of Merger, American Noble Gas, Inc., a Delaware corporation, merged with and into its wholly owned subsidiary, American Noble Gas Inc., a Nevada corporation (“AMGAS-Nevada” and/or the “Company”) with AMGAS-Nevada continuing as the surviving corporation. In conjunction with the merger, AMGAS-Nevada succeeded to the assets, continued the business and assumed the rights and obligations of the predecessor Delaware corporation existing immediately prior to the merger. The merger was consummated by the filing of a certificate of merger on December 7, 2021 with the Secretary of State of the State of Delaware and Articles of Merger with the Secretary of State of the State of Nevada. The Agreement and Plan of Merger and transactions contemplated thereby were adopted by the holders of a majority of the outstanding shares of the predecessor company’s common stock, par value $0.0001 per share, and/or Series A Convertible Preferred Stock, par value $0.0001 per share, on an as-converted common stock basis, by written consent in lieu of a special meeting of stockholders, in accordance with the Delaware General Corporation Law.

Pursuant to the Agreement and Plan of Merger, (i) each outstanding share of predecessor’s common stock automatically converted into one share of common stock, par value $0.0001 per share, of AMGAS-Nevada (the “Common Stock”), (ii) each outstanding share of the predecessor’s Series A Convertible Preferred Stock automatically converted into one share of Series A Convertible Preferred Stock, par value $0.0001 per share of AMGAS-Nevada (the “Series A Convertible Preferred Stock”), and (iii) each outstanding option, right or warrant to acquire shares of predecessor common stock converted into an option, right or warrant to acquire an equal number of shares of AMGAS-Nevada Common Stock under the same terms and conditions as the original options, rights or warrants.

Similar to the shares of predecessor common stock prior to the merger, the shares of Common Stock are quoted on the OTCQB tier operated by the OTC Markets Group Inc. under the symbol “IFNY”. In accordance with the Agreement and Plan of Merger, each outstanding certificate previously representing shares of the predecessor’s common stock or Series A Convertible Preferred Stock automatically represents, without any action of the predecessor’s stockholders, the same number of shares of Common Stock or Series A Convertible Preferred Stock, as applicable.

Pursuant to the Agreement and Plan of Merger, the directors and officers of the predecessor company immediately prior to the merger became the directors and officers of AMGAS-Nevada and continued their respective directorship or services with the Company on the same terms as their respective directorship or service with the predecessor registrant immediately prior to the merger.

As a result of the merger, the internal affairs of the Company ceased to be subject to the Delaware General Corporation Law or governed by the predecessor’s Delaware Certificate of Incorporation, as amended, and its bylaws. As of December 7, 2021, the effective date of the merger, the Company is now subject to the Nevada Revised Statutes and is governed by the Company’s Articles of Incorporation as filed in the State of Nevada and the Company’s Bylaws.

Quotation of Common Stock on OTCQB

Effective July 13, 2021, the Company’s Common Stock was approved for quotation on the OTCQB® Venture Market under the symbol “IFNY.”

Nature of Operations

The Company has assessed various opportunities and strategic alternatives involving the acquisition, exploration and development of oil and gas oil producing properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States.

As a result, we are now involved with the following oil and gas producing properties:

Central Kansas Uplift - On April 1, 2021, we completed the acquisition of the Central Kansas Uplift Properties, for a purchase price of $900,000. The Central Kansas Uplift Properties include the production and mineral rights/leasehold for oil and gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

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

Hugoton Gas Field Farm-Out - On April 4, 2022, the Company acquired a 40% participation in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Company has joined three other parties to explore for and develop potential oil, natural gas, noble gases and brine minerals on the properties underlying the Farmout Agreement (collectively the “Hugoton JV”).

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

The Hugoton JV also acquired the right to all brine minerals subject to a ten percent (10%) royalty to Scout, across Finney and Haskell Counties. Brine minerals are harvested from the formation water produced from active, and to be drilled, oil and gas wells and may include a variety of dissolved minerals including bromine and iodine. The Hugoton JV plans to target brine minerals with commercial quantities of bromine and iodine. The Company through the Hugoton JV is currently developing proprietary technology to recover brine minerals, particularly with respect to bromine, which is well underway and has demonstrated recovery efficiency and is expected to be available for use in existing and future development wells.

The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial exploratory well was spud on May 7, 2022 near Garden City, Kansas, with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves. The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well was connected to the pipeline and commenced commercial production on August 17, 2022. The Company is evaluating the initial flows of both natural gas and helium.

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

COVID–19 Pandemic

The financial statements contained in this Quarterly Report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of and for the three and nine months ended September 30, 2022. Economies throughout the world continue to suffer disruptions by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the COVID-19 pandemic. In particular, the oil and gas market has been severely impacted by the negative effects of the COVID 19 pandemic because of the substantial and abrupt decrease in the demand for oil and gas globally followed by the recent resurgence in oil and natural gas prices. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the continuing effects of the COVID-19 pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the COVID-19 pandemic will cease to impact our business and the results of our operations. In reading this Quarterly Report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the COVID-19 pandemic.

Going Concern

The Company has incurred losses from operations, has a net stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the nine months ended September 30, 2022 and for the year ended December 31, 2021. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund (i) the development of the Properties acquired on April 1, 2021; (ii) our obligations for exploration and development under the Hugoton Farmout Agreement; (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due, as described below. Some of the Company’s outstanding debt and other financial obligations are currently past due and the Company anticipates that other debt and financial obligations will become past due imminently. See Note 4. These are substantial operational and financial issues that must be successfully addressed during 2022 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations and acquiring oil and gas producing properties to deploy its new operational strategy during the nine months ended September 30, 2022 and for the year ended December 31, 2021.

The Company will have significant financial commitments executing its planned exploration and development of the Properties and the Hugoton Gas Field. The Company may find it necessary to raise substantial amounts of debt or equity capital to fund such exploration and development activities and may seek offers from industry operators and other third parties for interests in the Properties in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. There can be no assurance that it will be able to obtain such new funding or be able to reach agreements with industry operators and other third parties or on what terms.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and the series of related accounting standard updates that followed, using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not change the Company’s amount and timing of revenues.

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

Convertible Instruments

In August 2020, the Financial Accounting Standards Board (“FASB”)issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” which is intended to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

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

The Company early adopted ASU 2020-06 effective January 1, 2021 and has applied its effects to the 3% convertible notes payable issued on March 31, 2021 and the 8% convertible notes payable issued on August 30, 2021 (see Note 4). The Company elected to adopt ASU 2020-06 using the modified retrospective method which enables entities to apply the transition requirements in this ASU at the effective date of ASU 2020-06 (rather than as of the earliest comparative period presented) with the effect of initially adopting ASU 2020-06 recognized as a cumulative-effect adjustment to retained earnings (accumulated deficit) on the first day of the period adopted. Therefore, this transition method applies the amendments in ASU 2020-06 to outstanding financial instruments as of the beginning of the fiscal year of adoption (January 1, 2021), with the cumulative effect of the change recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) as of the date of adoption. In accordance with the modified retrospective method, no adjustment was made to the comparative-period information including earnings (loss) per share.

The Company applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2021, (the date of adoption of ASU 2020-06). The convertible notes payable issued on August 19, 2020 was the only outstanding financial instrument effected by this new accounting standard as of January 1, 2021. Therefore, the application of ASU-2020-06 to this convertible note payable was used to determine the cumulative effect of the adoption of the new accounting standard. The cumulative effect of the adoption of the new accounting standard was recognized as an adjustment to the opening balance of retained earnings (accumulated deficit) which resulted in an increase to the carrying value of convertible notes payable as of January 1, 2021 of $160,900, a decrease to additional paid in capital of $252,961 and a decrease to accumulated deficit of $92,061. See Note 4.

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

Oil and gas properties

Central Kansas Uplift Properties - On April 1, 2021, we completed the acquisition of the Properties, under the terms of the Asset Purchase Agreement, for a purchase price of $900,000. The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

The Company has performed workovers of the wells subsequent to the Properties purchase which was necessary to put the lease back into production status. Therefore, these tangible and intangible workover costs were expensed as lease operating expenses rather than capitalized in the full cost pool through September 30, 2022. In addition, the Company is currently evaluating the Properties for oil and gas reserves and specifically the potential for noble gas reserves such as helium, argon and krypton. Based on these evaluations, the Company may redirect its efforts to the production of noble gases rather than crude oil on the Properties. These noble gas evaluation costs have also been expensed as lease operating costs through September 30, 2022.

Hugoton Gas Field Farm-Out -The first exploratory well commenced on May 7, 2022 near Garden City, Kansas with a goal to evaluate its unconventional theory of where substantial oil, natural gas and noble gases may be present in the Hugoton Gas Field. The initial well in which the Company has acquired a 40% participation together with three other venture partners was spud on May 7, 2022 with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves.

The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well was connected to the pipeline and commenced commercial production on August 17, 2022. The Company is evaluating the initial flows of both natural gas and helium.

Full Cost Accounting

The accounting for, and disclosure of, oil and gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, were zero through September 30, 2022, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

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

The ceiling test is computed using the simple average spot price for the trailing twelve-month period using the first day of each month. The trailing twelve-month reference price was $67.99 per barrel for the West Texas Intermediate oil at Cushing, Oklahoma through December 31, 2021. This reference price for oil is further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and gas properties may not be reversed in subsequent periods. There were no ceiling test write-downs through September 30, 2022.

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

Issuance of Debt Instruments With Detachable Stock Purchase Warrants

Proceeds from the issuance of a debt instrument with stock purchase warrants (detachable call options) are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants are recorded as additional paid-in capital. The remainder of the proceeds are allocated to the debt instrument portion of the transaction. Such issuances generally result in a discount (or, occasionally, a reduced premium) relative to the debt instrument, which is amortized to interest expense using the effective interest rate method.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations pursuant to the provisions of ASC 410. ASC 410 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to its initial measurement, the asset retirement liability is required to be accreted each period. The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.

During April 2021, the Company acquired the Properties and assumed the related asset retirement obligation existing at the date of acquisition. The asset retirement obligation assumed for the Properties relates to the plug and abandonment costs when the wells acquired are no longer useful. The Company determined the value of the liability by obtaining quotes for this service and estimated the increased costs that the Company will face in the future. We then discounted the future value based on an intrinsic interest rate that is appropriate for us. If costs rise more than what we have expected there could be additional charges in the future; however, we monitor the costs of the abandoned wells and we will adjust this liability if necessary.

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

Basic and Diluted Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of shares of Common Stock outstanding. Diluted net earnings (loss) per share is based on the assumption that all dilutive convertible shares, warrants and stock options were converted or exercised or excluded from the calculations if their inclusion would be antidilutive. Dilution is computed by applying the if-converted/treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase shares of Common Stock at the average market price during the period. The Company has outstanding convertible notes payable and Series A Convertible Preferred Stock both of which are potentially dilutive. Such potential dilutive effect is included in diluted earnings (loss) per share at the beginning of the period (or at the time of issuance, if later) if they have a dilutive effect or such potentially dilutive securities are excluded from the calculations if their inclusion would be antidilutive.

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

During the three and nine months ended September 30, 2022 and 2021, the Company had outstanding the following securities that were potentially dilutive: i) Series A Convertible Preferred Stock, ii) various convertible notes payable (see Note 4), iii) warrants to purchase Common Stock (see Note 7) and iv) options to purchase Common Stock. All potentially dilutive securities were excluded from the calculation of diluted income (loss) per share for the three and nine months ended September 30, 2022 and 2021 as all were considered anti-dilutive because of the net loss reported for the three and nine months ended September 30, 2022 and 2021.

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

Recent Accounting Pronouncements

Business Combinations - In October 2021, FASB issued ASU 2021-08 Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our condensed financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2 – Oil and Gas Properties and Equipment

Oil and gas properties and equipment is comprised of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Oil and gas production equipment	$913,425	$913,425
Proven developed and undeveloped oil and gas properties	15,224	—
Hugoton Gas Field participation agreement initial well drilling and completion costs subject to adjustment to actual costs	314,753	—

Subtotal	1,243,402	913,425
Less: Accumulated depreciation, depletion and amortization	(188,463)	(92,502)
Oil and gas properties and equipment, net	$1,054,939	$820,923

Great Bend Properties - On April 1, 2021, the Company completed the previously announced acquisition of certain oil and gas properties and interests from Core Energy, LLC (“Core”), effective as of January 1, 2021 (the “Great Bend Properties Acquisition”). On December 14, 2020, the Company entered into an asset purchase and sale agreement (the “Agreement”) with Core Energy, as well as all of the members of Core, Mandalay LLC and Coal Creek Energy, LLC, to purchase certain oil and gas properties in the Central Kansas Uplift geological formation, covering over 11,000 contiguous acres, including, among other things, the production and mineral rights to and a leasehold interest in the Properties and all contracts, agreements and instruments. The Agreement provided for an aggregate purchase price consisting of $900,000 in cash at closing.

The following represents the purchase price allocation for the Great Bend Properties Acquisition for $900,000 in cash. The Great Bend Properties Acquisition qualifies as an asset acquisition. As such, the Company recognized the assets acquired and liabilities assumed at their fair values as of April 1, 2021, the date of closing. The fair value of the Properties acquired approximate the value of the consideration paid, and the asset retirement obligation to be assumed, which management has concluded approximates the fair value that would be paid by a typical market participant. As a result, neither goodwill nor a bargain purchase gain will be recognized related to the acquisition.

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

The following table summarizes the allocation of the assets acquired and the liabilities assumed related to the Properties:

Amount
Properties, subject to depreciation, depletion and amortization	$913,425
Asset retirement obligation assumed	(13,425)
Total purchase price of the Properties	$900,000

Hugoton Gas Field Participation Agreement - On April 4, 2022, the Company acquired a 40% participation in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Company has joined three other parties in the Hugoton JV to explore for and develop potential oil, natural gas, noble gases and brine minerals on the properties underlying the Farmout Agreement.

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

The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial exploratory well was spud on May 7, 2022 near Garden City, Kansas with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves. The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well was connected to the pipeline and commenced commercial production on August 17, 2022. The Company is evaluating the initial flows of both natural gas and helium.

The Company has paid a total of $314,753 for its participation in the drilling and completion of the initial exploratory well. Such amount was an estimate and will be adjusted to actual drilling and completion cost expenditures when the well is connected to the pipeline and the production of gas commences.

Note 3 – Investment in unconsolidated subsidiary – GMDOC

A summary of the Company’s investment in unconsolidated subsidiary-GMDOC during the three and nine months ended September 30, 2022 follows:

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Investment in unconsolidated subsidiary-GMDOC, at beginning of period	$964,336	$—
Purchase of membership interests in GMDOC	—	850,000
Equity in earnings of GMDOC	209,297	323,633
Distributions during period	—	—
Impairment charges	—	—

Investment in unconsolidated subsidiary-GMDOC at end of period	$1,173,633	$1,173,633

The following table presents summarized balance sheet financial information of the Company’s unconsolidated subsidiary – GMDOC as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Assets:
Cash	$591,067	$—
Accrued revenue & prepaid expenses	490,002	—
Oil and gas properties and equipment, net	7,439,743	—

Total assets	$8,520,812	$—

Liabilities and Member’s Equity:
Accounts payable and accrued liabilities	$229,211	$—
Mortgage note payable, net	5,493,214	—
Asset Retirement Obligations	865,344	—
Member’s equity	1,933,043	—

Total liabilities and member’s equity	$8,520,812	$—

The following table presents summarized income statement financial information of the Company’s unconsolidated subsidiary – GMDOC for the three and nine months ended September 30, 2022:

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022

Oil and gas revenues	$929,505	$1,718,468
Lease operating expenses	(300,881)	(545,157)
Production related taxes	(27,830)	(50,743)
Ad valorem taxes	(10,755)	(21,510)
Depreciation expense	(137,644)	(269,157)
Accretion of asset retirement obligation	(16,987)	(33,974)
General and administrative expenses	(4,187)	(105,847)
Interest expense	(86,497)	(159,037)

Net income	344,724	533,043
AMGAS member’s percentage	60.7143%	60.7143%

Equity in earnings of unconsolidated subsidiary – GMDOC	$209,297	$323,633

The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee, GMDOC. Management’s judgment regarding its level of influence over the operations of GMDOC included considering key factors such as the Company’s ownership interest, legal form of the investee, its’ lack of participation in policy-making decisions and its’ lack of control over the day-to-day operations of GMDOC.

On May 3, 2022, the Company entered into the Operating Agreement pursuant to which the Company acquired 17 (or 60.7143%) of 28 limited liability membership Interests in GMDOC, for an aggregate purchase price of $4,037,500, and was subsequently admitted as a member of GMDOC.

With respect to its cash capital contribution, the Company paid a non-refundable cash deposit for the membership interests in the amount of $50,000 on May 3, 2022. The Company paid the remainder of the cash contribution for the membership interests, or $800,000, on May 16, 2022. The remainder of the Company’s capital contribution, or $3,187,500, was financed by the Bank Loan (as defined below).

GMDOC had previously acquired 70% of the working interests in the GMDOC Leases from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Central and Southern Kansas near the Oklahoma border. The GMDOC Leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis.

GMDOC is managed by two Managing Members, which also serve as the operating companies under the GMDOC Leases.

Pursuant to the terms of the Operating Agreement, each member agreed to pay GMDOC, as its capital contribution, $50,000 in cash per Interest, with the remainder to be financed, in part, by a loan to GMDOC from a commercial bank, secured by GMDOC’s property, in the aggregate amount of $6,045,000 (the “Bank Loan”). The principal of the Bank Loan is to be repaid in 84 varying monthly installments, ranging from $170,000 at the beginning to $40,500 at the end of the loan term, with the first installment on July 1, 2022. The Bank Loan bears a variable interest beginning at an initial rate of 6% per annum with one rate adjustment after 36 months subject to a 6% minimum interest rate. Initial working capital requirements was financed by a loan to GMDOC from the Managing Members, in the maximum aggregate amount of $400,000 (the “Member Loan”), which was repaid during the nine months ended September 30, 2022.

Note 4 – Debt Obligations

Debt obligations are comprised of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Notes payable:
3% convertible notes payable due March 30, 2026 (the 3% Notes)	$28,665	$28,665
8% convertible notes payable due October 29, 2022 (less discount of $27,191 and $273,726 as of September 30, 2022 and December 31, 2021, respectively) (the 8% Note and the October 8% Notes) (in default)	622,809	376,274
8% Convertible promissory notes payable due September 15, 2022 (the June 2022 Note) (in default)	350,000	—
8% Convertible promissory notes payable due June 29, 2022 (the May 2022 Notes) (in default)	312,500	—

Total notes payable	1,313,974	404,939
Less: Long-term portion	28,665	28,665
Notes payable, short-term	$1,285,309	$376,274

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2022 (October 1, 2022 through December 31, 2022)	$1,285,309
2023	—
2024	—
2025	—
2026	28,665
2027	—
Total	$1,313,974

3% Convertible Notes Payable

On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% convertible notes payable (the “3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for fifty cents ($0.50) per share (the “3% Note Warrants”). The 3% Notes allow for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026 (the “Maturity Date”). The 3% Notes are convertible as to principal and any accrued interest, at the option of the holder, into shares of Common Stock at any time after the issue date and prior to the close of business on the business day preceding the Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustment.

An aggregate of $2,577,727 of the total accounts payable and accrued liabilities that were extinguished were with five related parties. Such related parties were issued $25,777 principal balance of the 3% Notes and the 3% Note Warrants to purchase 5,155,454 shares of Common Stock in exchange for the extinguishment of their respective debt obligations. See Note 13.

The 3% Note Warrants were valued at $1,605,178 using the Black-Scholes methodology. The following assumptions were used in calculating the estimated fair value of the warrants as of March 31, 2021, their date of issuance:

As of March 31, 2021

Volatility – range	374.0%
Risk-free rate	0.92%
Contractual term	5.0 years
Exercise price	$0.50
Number of warrants in aggregate	5,732,994

8% Convertible Notes Payable due October 29, 2022 (in default)

On August 30, 2021, the Company issued to an accredited investor (the “8% Note Investor”) an unsecured convertible note due October 29, 2022 (the “8% Note”), with an aggregate principal face amount of approximately $100,000. The 8% Note is, subject to certain conditions, convertible into an aggregate of 200,000 shares of Common Stock, at a price of fifty cents ($0.50) per share. The Company also issued a five and one half-year Common Stock purchase warrant to purchase up to 200,000 shares of Common Stock at an exercise price of fifty cents ($0.50) per share, subject to customary adjustments (the “8% Note Warrant”) which are immediately exercisable. The 8% Note Investor purchased the 8% Note and 8% Note Warrant from the Company for an aggregate purchase price of $100,000 and the proceeds were used for general working capital purposes. The Company also granted the 8% Note Investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the 8% Note Warrant and the conversion of the 8% Note unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date.

On October 29, 2021, the Company issued to three accredited investors (the “October 8% Note Investors”) unsecured convertible notes payable due October 29, 2022 (the “October 8% Notes”), with an aggregate principal face amount of approximately $550,000. The October 8% Notes are, subject to certain conditions, convertible into an aggregate of 1,100,000 shares of Common Stock, at a price of fifty cents ($0.50) per share. The Company also issued five and one half-year Common Stock purchase warrants to purchase up to 1,650,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “October 8% Note Warrants”) which are immediately exercisable. The October 8% Note Investors purchased the October 8% Notes and October 8% Note Warrants from the Company for an aggregate purchase price of $550,000 and the proceeds were used for general working capital purposes. The Company also granted the October 8% Note Investors certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the October 8% Note Warrants and the conversion of the October 8% Notes unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date.

The 8% Note and the October 8% Notes all bear interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 120% of the principal amount of the underlying notes and any accrued and unpaid interest. Fifty percent (50%) of the 8% Note and the October 8% Notes shall be mandatorily repaid in cash in an amount equal to 120% of the principal amount of the underlying notes and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 and one-hundred percent (100%) of the underlying notes plus accrued interest shall be mandatorily repaid in an amount equal to 120% of outstanding principal and interest in cases in which the Company receives gross proceeds of at least $3,000,000. In addition, pursuant to the 8% Note and the October 8% Notes, so long as the underlying notes remain outstanding, the Company cannot enter into any financing transactions pursuant to which the Company sells its securities at a price lower than $0.50 cents per share without the written consent of the 8% Note Investor.

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

The Company, the 8% Note Investor and the October 8% Note Investors have agreed that for so long as the underlying warrants remain outstanding, the investors have the right to participate in any issuance of Common Stock, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of such subsequent financing.

The underlying notes and warrants contain customary events of default, representations, warranties, agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto, as applicable.

As described in Note 1, the Company elected to early adopt ASU 2020-06 using the modified retrospective method which enables entities to apply the transition requirements in this ASU at the effective date of ASU 2020-06 (rather than as of the earliest comparative period presented) with the effect of initially adopting ASU 2020-06 recognized as a cumulative-effect adjustment to retained earnings (accumulated deficit) on the first day of the period adopted.

The Company has applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2021, (the date of adoption of ASU 2020-06) and those entered into after January 1, 2021, including the 8% Note. As a result, the 8% Note and October 8% Notes were required to be separated into its debt and equity components based on their relative fair values because of the issuance of detachable warrants together with the 8% Note and the October 8% Notes. Accordingly, the Company allocated the proceeds of the 8% Note as follows:

Amount

Proceeds allocated to the 8% 8% Note and the October 8% Notes	$314,104
Proceeds allocated to detachable warrants to purchase Common Stock	335,896

Total proceeds	$650,000

The 8% Note and October 8% Notes were recorded at their par value less the discount established at its origination date. The note discount is amortized over the term of the convertible note utilizing the level-interest method. The following are the assumptions used in calculating the estimated grant-date fair value of the detachable warrants to purchase Common Stock granted in connection with the 8% Note and the October 8% Notes in August and October of 2021:

	As of August 30, 2021 (issuance date)	As of October 30, 2021 (issuance date)

Volatility – range	369.4%	367.7%
Risk-free rate	0.77%	1.18%
Contractual term	5.5 years	5.5 years
Exercise price	$0.50	$0.50
Number of warrants in aggregate	200,000	1,650,000

The following is a summary of activity relative to the 8% Note and October 8% Notes for the nine months ended September 30, 2022:

Amount
Balance December 31, 2021 – 8% Note and October 8% Notes	$376,274
Amortization of discount during the period to interest expense	246,535

Balance September 30, 2022 - 8% Note and October 8% Notes	$622,809

The remaining unamortized discount relative to the 8% Notes and the October 8% Notes was $27,191 and $273,726 as of September 30, 2022 and December 31, 2021 respectively.

The Company did not pay the principal balance due on the 8% Notes and the October 8% Notes upon their maturity on October 29, 2022 and the remaining balance remains due and payable and is therefore in technical default. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

8% Convertible Notes Payable due September 15, 2022 (in default)

On June 8, 2022, the Company issued to an accredited investor an unsecured convertible note due September 15, 2022 (the “June 2022 Note”), with an aggregate principal face amount of $350,000. The June 2022 Note is, subject to certain conditions, convertible into an aggregate of 700,000 shares of Common Stock, at a price of fifty cents ($0.50) per share. The Company also issued a five-year Common Stock purchase warrant to purchase up to 700,000 shares of Common Stock at an exercise price of fifty cents ($0.50) per share, subject to customary adjustments (the “June 2022 Warrants”) which are immediately exercisable. The investor purchased the June 2022 Note and June 2022 Warrant from the Company for an aggregate purchase price of $350,000 and the proceeds were used for drilling and completion costs on the initial well drilled under the Hugoton Gas Field participation agreement and general working capital purposes. The Company also granted the investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares of Common Stock underlying the June 2022 Warrant and the conversion of the June 2022 Note unless the shares of the Company commence to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date.

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

The Company has applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2021 (the date of adoption of ASU 2020-06) and those entered into after January 1, 2021 including the June 2022 Note. As a result, the June 2022 Note was required to be separated into its debt and equity components based on their relative fair values because of the issuance of detachable warrants together with the June 2022 Note. Accordingly, the Company allocated the proceeds of the June 22 Note as follows:

Amount

Proceeds allocated to 8% June 2022 Note	$213,426
Proceeds allocated to detachable warrants to purchase Common Stock	136,574

Total proceeds	$350,000

The June 2022 Note was recorded at its par value less the discount established at its origination date. The note discount is amortized over the term of the convertible note utilizing the level-interest method. The following are the assumptions used in calculating the estimated grant-date fair value of the detachable warrants to purchase Common Stock granted in connection with the June 2022 Note:

As of June 8, 2022 (issuance date)

Volatility – range	344.7%
Risk-free rate	3.03%
Contractual term	5.0 years
Exercise price	$0.50
Number of warrants in aggregate	700,000

The following is a summary of activity relative to the June 2022 Note for the nine months ended September 30, 2022:

Amount
Balance December 31, 2021 – June 2022 Note	$—
Proceeds allocated to the May 2022 Notes (defined below)	213,426
Principal payments	—
Amortization of discount during the period to interest expense	136,574

Balance September 30, 2022 - June 2022 Notes	$350,000

The note has matured and therefore the remaining unamortized discount relative to the June 2022 Notes was $-0- as of September 30, 2022. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

8% Convertible Notes Payable due June 29, 2022 (in default)

The Company entered into a securities purchase agreement with two accredited investors (the “Investors”) for the Company’s 8% convertible notes payable due June 29, 2022 (the “May 2022 Notes”), with an aggregate principal amount of $850,000. The May 2022 Notes are, subject to certain conditions, convertible into an aggregate of 2,125,000 shares of Common Stock, at a price of forty cents ($0.40) per share. The Company also issued an aggregate of 425,000 shares of Common Stock as commitment shares (“Commitment Shares” and, together with the May 2022 Notes and Conversion Shares, the “Securities”) to the Investors as additional consideration for the purchase of the May 2022 Notes. The closing of the offering of the Securities occurred on May 13, 2022, when the Investors purchased the Securities for an aggregate purchase price of $850,000. The Company has also granted the Investors certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the Investors of the Conversion Shares. The proceeds of this offering of Securities were used to purchase the Company’s membership interests in GMDOC.

The May 2022 Notes bear interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time (subject to the occurrence of an event of default) in an amount equal to 120% of the principal amount of each May 2022 Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to a) fifty percent (50%) of the then outstanding principal amount equal to 120% of the principal amount of each May 2022 Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 but not greater than $3,000,000; or b) one hundred percent (100%) of the then outstanding principal amount equal to 120% of the principal amount of a May 2022 Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of in excess of $3,000,000. In addition, pursuant to the May 2022 Notes, so long as such May 2022 Notes remain outstanding, the Company shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the $0.40 per share conversion price, subject to certain adjustments, without the written consent of the Investors.

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

Pursuant to the purchase agreement for the Securities, for a period of twelve (12) months after the closing date, the Investors have a right to participate in any issuance of the Company’s Common Stock, Common Stock equivalents, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of the subsequent financing.

The Company also entered into that certain registration rights side letter, pursuant to which, in the event the Company’s shares of Common Stock have not commenced trading on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date, and, thereafter, the Company agreed to file a registration statement under the Securities Act to register the offer and sale, by the Company, of Common Stock underlying the May 2022 Notes in the event that such notes are not repaid prior to such 120-day period.

The Company paid half of the May 2022 Notes principal balance upon its maturity on June 29, 2022 and an additional $112,500 in September 2022 and the remaining balance remains due and payable and is therefore in technical default. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

The Company has applied ASU-2020-06 to all outstanding financial instruments as of January 1, 2021, (the date of adoption of ASU 2020-06) and those entered into after January 1, 2021 including the May 2022 Notes. As a result, the May 2022 Notes were required to be separated into its debt and equity components based on their relative fair values because of the issuance of commitment shares together with the May 2022 Notes. Accordingly, the Company allocated the proceeds of the May 2022 Notes as follows:

Amount

Proceeds allocated to the May 2022 Notes	$653,846
Proceeds allocated to Commitment Shares	196,154

Total proceeds	$850,000

The May 2022 Notes were recorded at their par value less the discount established at its origination date. The note discount is amortized over the term of each May 2022 Note (June 29, 2022) utilizing the level-interest method. The following is a summary of activity relative to the May 2022 Notes for the nine months ended September 30, 2022:

Amount
Balance December 31, 2021 – May 2022 Notes	$—
Proceeds allocated to the May 2022 Notes	653,846
Principal payments	(537,500)
Amortization of discount during the period to interest expense	196,154

Balance September 30, 2022 - May 2022 Notes	$312,500

The remaining unamortized discount relative to the May 2022 Notes were $-0- as of September 30, 2022.

Note 5 – Accrued liabilities

Accrued liabilities consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued rent	$614,918	$614,918
Accrued Nicaragua Concession fees	544,485	544,485
Accrued preferred stock dividends payable (see Note 12)	16,061	—

Total accrued liabilities	$1,175,464	$1,159,403

The accrued rent balances relate to unpaid rent for the Company’s previous headquarters in Denver, Colorado and represents unpaid rents and related costs for the period June 2006 through November 2008. The Company has not had any correspondence with the landlord for several years and will seek to settle and/or negotiate the matter when it has the financial resources to do so.

The accrued Nicaraguan Concession fees were accrued during the time the Concessions had lapsed and the Company was attempting to negotiate extensions to the underlying concessions with the Nicaraguan government which were unsuccessful. The Company abandoned all efforts to negotiate an extension to the Concessions effective January 1, 2020 and ceased the accrual of all related fees at that time.

Note 6 – Stock Options

Total stock-based compensation is comprised of the following for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock-based compensation – stock option grants	$—	$76,499	$127,499	$101,999

Stock-based compensation – restricted stock grants	174,375	81,250	511,250	243,750

Stock-based compensation – warrants issued for services pursuant to USNG Letter Agreement (defined below)	71,716	—	215,589	$—

Total stock-based compensation	$246,091	$157,749	$854,338	$345,749

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

At the Company’s Annual Meeting of Stockholders held on September 25, 2015, the stockholders approved the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”) and the Company reserved 500,000 shares for issuance under the 2015 Plan. At the Company’s Annual Meeting of Stockholders held on October 13, 2021, the stockholders approved the 2021 Stock Option and Restricted Stock Plan (the “2021 Plan”) and the Company reserved 5,000,000 shares for issuance under the 2021 Plan.

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

As of September 30, 2022, 5,500,000 shares were available for future grants under the 2021 Plan and the 2015 Plan.

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

Stock option grants

The following table summarizes stock option activity for the nine months ended September 30, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	332,000	$41.86	1.28 years	$—
Granted	1,800,000	0.50
Exercised	—	—
Forfeited	(115,000)	(64.24)
Outstanding at September 30, 2021	2,017,000	$3.67	8.75 years	$—
Outstanding and exercisable at September 30, 2021	217,000	$30.00	1.03 years	$—

Outstanding at December 31, 2021	1,892,000	$1.93	9.07 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(450,000)	0.50
Outstanding at September 30, 2022	1,442,000	$2.38	8.21 years	$—
Outstanding and exercisable at September 30, 2022	1,442,000	$2.38	8.21 years	$—

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2022:

	Outstanding options		Exercisable options
Exercise price per share	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.50	1,350,000	8.68 years	1,350,000	8.68 years
$30.00	92,000	1.28 years	92,000	1.28 years

Total	1,442,000	8.21 years	1,442,000	8.21 years

The following is the assumptions used in calculating the estimated grant-date fair value of the stock options granted during 2021:

As of June 4, 2021 (issuance date)

Volatility – range	286.6%
Risk-free rate	1.56%
Contractual term	10.0 years
Exercise price	$0.50
Number of options in aggregate	1,800,000

The Company recorded stock-based compensation expense in connection with the vesting of stock options granted aggregating $-0- and $76,499 for the three months ended September 30, 2022 and 2021, respectively, and $127,499 and $101,999 for the nine months ended September 30, 2022 and 2021, respectively.

The total grant date fair value of the 1,800,000 stock options issued during 2021 was $305,997 in total or $0.17 per share and there were no stock options granted during the nine months ended September 30, 2022.

The intrinsic value as of September 30, 2022 related to the vested and unvested stock options as of that date was $-0-. There is no unrecognized compensation cost as of September 30, 2022 related to the unvested stock options as of that date.

Restricted stock grants.

During May 2022, the Board of Directors granted 1,550,000 shares of restricted stock awards to our officers, directors and consultants. In addition, during August 2020 the Board of Directors granted 5,000,000 shares of restricted stock awards to our officers, directors and a consultant. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over a period of time generally corresponding to yearly anniversaries of the grant date. Unvested shares of restricted stock awards may be forfeited upon the termination of service of employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2022 and 2021 is as follows:

	Number of restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2020	3,750,000	$0.13
Granted	—	—
Vested	(1,875,000)	(0.13)
Forfeited	—	—
Nonvested balance, September 30, 2021	1,875,000	$0.13

Nonvested balance, December 31, 2021	1,250,000	$0.13
Granted	1,550,000	0.45
Vested	(2,025,000)	(0.25)
Forfeited	—	—
Nonvested balance, September 30, 2022	775,000	$0.45

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted stock grants aggregating $174,375 and $81,250 during the three months ended September 30, 2022 and 2021, respectively, and $511,250 and $243,750 during the nine months ended September 30, 2022 and 2021, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2022, there were $348,750 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next six months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of Shares

2022	387,500
2023	387,500

Note 7 – Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2020	1,528,380	$0.65
Issued in connection with issuance of Series A Convertible Preferred Stock (see Note 12)	5,256,410	0.39
Issued in connection with issuance of 3% Notes (see Note 4)	5,732,994	0.50
Issued in connection with issuance of 8% convertible promissory Note and the October 8% Notes (see Note 4)	200,000	0.50
Forfeited/expired	(47,000)	(5.22)

Outstanding and exercisable at September 30, 2021	12,670,784	$0.45

Outstanding and exercisable at December 31, 2021	17,580,784	$0.47
Issued in connection with issuance of Series A Convertible Preferred Stock (see Note 12)	2,149,999	0.30
Issued in connection with issuance of 8% Note and October 8% Notes (see Note 4)	700,000	0.50
Forfeited/expired	—	—

Outstanding and exercisable at September 30, 2022	20,430,783	$0.45

The weighted average term of all outstanding Common Stock purchase warrants was 4.0 years as of September 30, 2022. The intrinsic value of all outstanding Common Stock purchase warrants and the intrinsic value of all vested Common Stock purchase warrants was zero as of September 30, 2022 and December 31, 2021.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of September 30, 2022:

	Outstanding and exercisable warrants
Exercise price per share	Number of warrants	Weighted average remaining contractual life
$0.30	2,149,999	5.2 years
$0.39	5,256,410	4.0 years
$0.50	13,024,374	3.8 years

Total	20,430,783	4.0 years

Warrants issued pursuant to USNG Letter Agreement

On November 9, 2021, the Company entered into a letter agreement (the “USNG Letter Agreement”) with U.S. Noble Gas, LLC (“USNG”), pursuant to which USNG provides consulting services to the Company for exploration, testing, refining, production, marketing and distribution of various potential reserves of noble gases and rare earth element/minerals on the Company’s recently acquired 11,000-acre oil and gas properties in the Otis Albert Field located on the Properties. The USNG Letter Agreement would cover all of the noble gases, specifically including helium, and rare earth elements/minerals potentially existing on Properties and the Company’s future acquisitions, if any, including the Hugoton Gas Field.

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

Pursuant to the USNG Letter Agreement, the Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore, there has been no payment or accrual liability relative to this cash fee provision as of September 30, 2022.

The USNG Letter Agreement has an initial term of 5 years, which shall thereafter continue for successive one-year periods, provided that there is no uncured breach, unless otherwise terminated by either party upon a written notice of intent to non-renew.

In consideration for the consulting services to be rendered and pursuant to the terms of the USNG Letter Agreement, the Company issued warrants to purchase, in the aggregate, 2,060,000 shares of its Common Stock at an exercise price of fifty cents ($0.50) to three of USNG’s principal consultants and four third-party service providers. The Company issued warrants to purchase, in the aggregate, 1,200,000 shares of Common Stock at fifty cents ($0.50) per share exercise price to three members of the Board of Advisors. The Company granted a total of 3,260,000 warrants to purchase its Common Stock with an exercise price of fifty cents ($0.50) per share in connection with the USNG Letter Agreement and the arrangements described therein. The warrants expire five years after the date of the USNG Letter Agreement.

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

The following are the assumptions used in calculating the estimated grant-date fair value of the warrants issued pursuant to the USNG Letter Agreement granted on November 9, 2021:

As of November 9, 2021 (issuance date)

Volatility – range	359.3%
Risk-free rate	1.08%
Expected term	5.0 years
Exercise price	$0.50
Number of warrants in aggregate	3,260,000

The Company recognized $71,716 and $215,589 of compensation expense relative to the 3,260,000 warrants to purchase Common Stock issued pursuant to the USNG Letter Agreement during the three and nine months ended September 30, 2022, respectively. There have been no exercises or forfeitures of the warrants to purchase Common Stock relative to the USNG Letter during the nine months ended September 30, 2022. The USNG warrants were not outstanding during the three and nine months ended September 30, 2021.

The total grant date fair value of the 3,260,000 warrants to purchase Common Stock issued pursuant to the USNG Letter Agreement on November 9, 2021 was $1,434,313 in total or $0.44 per share. Total unrecognized compensation costs related to the 3,260,000 warrants to purchase Common Stock issued pursuant to the USNG Letter Agreement, as of September 30, 2022 was $1,171,354 which will be amortized over the next forty-nine months.

Note 8 – Income Taxes

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the net operating loss history of the Company maintaining a full reserve on all net deferred tax assets during the nine months ended September 30, 2022 and 2021.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at September 30, 2022. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $62,980,000 in accordance with its 2021 federal income tax return as filed. Approximately $61,045,000 of such net operating loss carry-forwards expire from 2028 through 2037 while $1,935,000 of such net operating loss carry-forwards have an indefinite carryforward period in accordance with the Tax Cuts and Jobs Act of 2017, as amended (the “Tax Cuts and Jobs Act”). In addition, the Tax Cuts and Jobs Act limits the usage of net operating loss carryforwards to 80% of taxable income per year.

The Company has completed the filing of its federal income tax returns for all tax years through 2021. The Federal income tax returns for the years 2012 through 2021 remain open to examination by the U.S. Internal Revenue Service.

The Internal Revenue Code of 1986, as amended, contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Management has completed its review of whether such ownership changes have occurred, and based upon such review, management believes that the Company is not currently subject to an annual limitation or the possibility of the complete elimination of the net operating loss carry-forwards. In addition, the Company may be limited by additional ownership changes which may occur in the future.

Note 9 – Gain on Exchange and Extinguishment of Liabilities

During the three and nine months ended September 30, 2021, the Company recorded gains on the extinguishment of liabilities through the negotiation of settlements with certain creditors and through the operation of law as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gain (loss) on exchange and extinguishment of liabilities:
Gain on exchange and extinguishment of notes payable	$—	$—	$—	$55,230
Gain on exchange and extinguishment of liabilities	—	—	—	124,177
Gain from settlement of litigation (see Note 12)	—	—	—	23,000
Loss from retirement of convertible note payable (see Note 4)	—	—	—	(115,805)

Total gain on exchange and extinguishment of liabilities	$—	$—	$—	$86,602

Gain on exchange and extinguishment of notes payable – On April 1, 2021, the Company and the holders of two notes payable aggregating $85,000 that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated Common Stock purchase warrants which totaled $123,830, as of April 1, 2021. The 245,000 shares issued to extinguish the debt obligations resulted in a gain of $55,230 which was recorded in the nine months ended September 30, 2021.

Gain on exchange and extinguishment of liabilities - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties), which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of the 3% Notes with the 3% Note Warrants. The 3% Notes allows for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on the Maturity Date. The 3% Notes are convertible as to principal and any accrued interest, at the option of holder, into shares of the Company’s Common Stock at any time after the issue date and prior to the close of business on the business day preceding the Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustment.

An aggregate of $2,577,727 of the total accounts payable and accrued liabilities that were extinguished were with five related parties. Such related parties were issued $25,777 principal balance of the 3% Notes and the 3% Note Warrants in exchange for the extinguishment of their respective debt obligations. The Company recognized a gain on extinguishment of liabilities for the portion of the extinguishment with non-related parties. Furthermore, it recognized the portion of the gain on extinguishment of liabilities with related parties as a contribution of capital.

The gain on extinguishment of liabilities from the Debt Settlement Agreements was determined as follows:

Amount

Total accounts payable and accrued liabilities extinguished	$2,866,497
Less: Principal balance of 3% Notes issued	(28,665)
Less: Fair value of 3% Note Warrants	(1,605,178)

Total gain on extinguishment of liabilities	$1,232,654
Less: Related party amounts reported as a capital contribution	(1,108,477)

Gain on extinguishment of liabilities	$124,177

Loss from retirement of convertible note payable - On March 26, 2021, the Company exercised its right to retire a convertible note payable originally issued in August 2020 (the “August 2020 Note”) in conjunction with the issuance of March 2021 Series A Convertible Preferred Stock (see Note 12). In accordance with the prepayment provisions contained in the August 2020 Note, the Company paid all principal, accrued interest and the 15% prepayment premium as follows:

Amount
Principal balance at par	$365,169
Remaining discount included in principal balance	(44,883)
Accrued interest	17,448
Prepayment premium (including remaining discount due to early retirement)	115,805

Total payment to retire the August Note	$453,539

The prepayment premium was charged to non-operating expense as a loss from retirement of convertible note payable during the nine months ended September 30, 2021.

Note 10 – Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2022 and 2021:

Amount

Asset retirement obligation at December 31, 2020	$1,716,003
Additions	13,425
Accretion expense during the period	558

Asset retirement obligation at September 30, 2021	$1,729,986

Asset retirement obligation at December 31, 2021	$1,730,264
Additions	—
Accretion expense during the period	1,004

Asset retirement obligation at September 30, 2022	$1,731,268

The $1,716,003 asset retirement obligation existing at December 31, 2020 and in years prior to 2020 represented the remaining potential liability for wells the Company had owned in Texas and Wyoming prior to their sales/disposal in 2012. The Company was not in compliance with then existing federal, state and local laws, rules and regulations for its previously owned Texas and Wyoming domestic oil and gas properties. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of in 2012 and in years prior to 2012; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their asset retirement obligations. Management believes the asset retirement obligations recorded relative to these Texas and Wyoming wells of $1,716,003 as of September 30, 2022 and December 31, 2021 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

The Company assumed a $13,425 asset retirement obligation pursuant to an acquisition on April 1, 2021 and recorded $302 and $882 of accretion expense during the three and nine months ended September 30, 2022, respectively, related to the acquisition of the Properties as further described in Note 1. In addition, the Company drilled and completed its first Hugoton Gas Field well which was placed in service in August 2022. The Company recorded $122 and $122 of accretion expense during the three and nine months ended September 30, 2022, respectively related to the new Hugoton Gas Field well.

Note 11 – Commitments and Contingencies

Lack of Compliance with Law Regarding Domestic Properties

The Company was not in compliance with then existing federal, state and local laws, rules and regulations for domestic oil and gas properties owned and disposed of in 2012 and in years prior to 2012 and could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of the Company. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of in 2012 and in years prior to 2012; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded for these prior matters of $1,716,003 as of September 30, 2022 and December 31, 2021 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

USNG Letter Agreement commitment

Pursuant to the USNG Letter Agreement (see Note 7), the Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision as of September 30, 2022.

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

The Company is currently involved in litigation as follows:

●	In October 2012, the State of Texas filed a lawsuit naming Infinity-Texas, the Company and the corporate officers of Infinity-Texas, seeking $30,000 of reclamation costs associated with a single well, in addition to administrative expenses and penalties. The Company engaged in negotiations with the State of Texas in late 2012 and early 2013 and reached a settlement agreement that would reduce the aggregate liability, in this action and any extension of this action to other Texas wells, to $45,103, which amount has been paid. Certain performance obligations remain which must be satisfied in order to finally settle and dismiss the matter.

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the Company’s officers have potential liability regarding the above matter, and the Company’s officers are held personally harmless by indemnification provisions of the Company. Therefore, to the extent they might actually occur, these liabilities are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is included in the asset retirement obligation on the accompanying balance sheets, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with the Company, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of September 30, 2022 and December 31, 2021, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Joseph Ryan (“Ryan”) filed an action in the District Court of Johnson County, Kansas, number 20CV01493, on March 20, 2020 against the Company resulting from certain professional consulting services Ryan alleges he performed for Social, Environmental and Economic Impact Assessments during July 2012 through September 2015 on the Nicaraguan Concessions. Ryan alleges that such services were provided pursuant to oral agreements with the Company. Ryan claims breach of contract for failure to pay $12,000 amounts invoiced and due. On December 23, 2020, Ryan filed a Motion for Default Judgment for $12,000 in unpaid invoices plus legal, fees, statutory interest and any expert testimony fees.

On February 10, 2021, the parties agreed to a full and complete settlement of the matter with prejudice. The terms of the settlement required the Company to pay a total of $10,000 to extinguish accounts payable to Ryan totaling $33,000. As a result, the Company recorded a $23,000 gain from settlement of litigation during the nine months ended December 31, 2021 (see Note 9).

Note 12 – Stockholder’s Deficit

Series A Convertible Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company is authorized to issue up to 10,000,000 preferred stock, par value $0.0001 per share.

The following summarizes the activity in Series A Convertible Preferred Stock for the nine months ended September 30, 2022 and 2021:

Number of Shares
Outstanding at December 31, 2020	—
Issued	22,776
Converted to Common Stock	—

Outstanding at September 30, 2021	22,776

Outstanding at December 31, 2021	22,076
Issued	6,450
Converted to Common Stock	(3,000)

Outstanding at September 30, 2022	25,526

On March 16, 2021, the Company approved and filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock (“COD”) with the Secretary of State of the State of Delaware. The COD provides for the issuance of up to 27,778 shares of Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share. Pursuant to the provisions of the COD, the Series A Convertible Preferred Stock is convertible, at the option of the holders thereof, at any time, subject to certain beneficial ownership limitations, into shares of Common Stock determined on a per share basis by dividing the $100 stated/liquidation value of such share of Series A Convertible Preferred Stock by the $0.32 per share conversion price, which conversion price is subject to certain adjustments. In addition, the COD provides for the payment of 10% per annum cumulative dividends, in (i) cash, or (ii) shares of Common Stock, to the holders of the Series A Convertible Preferred Stock based on the stated/liquidation value, until the earlier of (i) the date on which the shares of Series A Convertible Preferred Stock are converted to Common Stock or (ii) date the Company’s obligations under the COD have been satisfied in full. The shares of Series A Convertible Preferred Stock also (i) vote on an as-converted to Common Stock basis, subject to certain beneficial ownership limitations, (ii) are subject to mandatory conversion into Common Stock upon the closing of any equity financing transaction consummated after the original issue date, pursuant to which the Company raises gross proceeds of not less than $5,000,000, (iii) rank senior to the Common Stock and any class or series of capital stock created after the Series A Convertible Preferred Stock and (iv) have a special preference upon the liquidation of the Company.

March 2021 Issuance - On March 26, 2021, the Company entered into a securities purchase agreement with five (5) accredited investors providing for an aggregate investment of $2,050,000 by the investors for the issuance by the Company to them of (i) 22,776 shares of Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share (the “March 2021 Series A Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 5,256,410 shares of Common Stock at an exercise price of thirty-nine ($0.39) per share, subject to customary adjustments thereunder. The March 2021 Series A Convertible Preferred Stock is convertible into an aggregate of up to 7,117,500 shares of Common Stock. Holders of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrants. Net proceeds from the issuance of March 2021 Series A Convertible Preferred Stock totaled $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company used the proceeds of the March 2021 Series A Convertible Preferred Stock offering to complete the acquisition and development of the Properties, to pay-off certain outstanding convertible notes payable (see Note 4) and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the acquisition of the Properties, which occurred on April 1, 2021, to register the shares of Common Stock underlying the warrants. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the closing of the acquisition of the Properties, which occurred on April 1, 2021. The Company completed the required registration of these shares on Form S-1, which the Securities and Exchange Commission declared effective on August 4, 2021.

The holders of the March 2021 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its March 2021 Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued and paid preferred dividends totaling $154,495 and $117,936 relative to the March 2021 Series A Convertible Preferred Stock which was charged to additional paid in capital during the nine months ended September 30, 2022 and 2021, respectively.

The holders of March 2021 Series A Convertible Preferred Stock exercised their rights to convert a total of 3,000 shares of March 2021 Series A Convertible Preferred Stock into 937,500 shares of Common Stock during the nine months ended September 30, 2022. There were no conversions during the nine months ended September 30, 2021.

On March 26, 2021, Ozark Capital, LLC acquired 1,111 shares of March 2021 Series A Convertible Preferred Stock (convertible into 347,188 shares of Common Stock), together with warrants to acquire 256,410 shares of Common Stock at fifty cents ($0.50) per share for a total cash of $100,000. Ozark Capital, LLC and its affiliates hold over 10% of the shares of the Company’s Common Stock as of September 30, 2022. Dividends paid to Ozark Capital, LLC were $2,800 and $2,800 for the three months ended September 30, 2022 and 2021, respectively and $8,279 and $5,753 for the nine months ended September 30, 2022 and 2021, respectively.

All holders of the March 2021 Series A Convertible Preferred Stock, including Ozark Capital, LLC, have agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days’ advance notice to the Company.

June 2022 Issuance - On June 15, 2022, the Company entered into a securities purchase agreement with an accredited investor providing for an aggregate investment of $500,000 by the investor for the issuance by the Company of (i) 5,000 shares of Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share (the “June 2022 Series A Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 1,666,667 shares of Common Stock at an exercise price of thirty cents ($0.30) per share, subject to customary adjustments thereunder. The June 2022 Series A Convertible Preferred Stock is convertible into an aggregate of up to 1,562,500 shares of Common Stock. The holder of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrant. Net proceeds from the issuance of the June 2022 Series A Convertible Preferred Stock totaled $500,000. The Company used the proceeds of the June 2022 Series A Convertible Preferred Stock offering to pay-off certain outstanding convertible notes payable (see Note 4) and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the of the June 2022 Series A Preferred Stock, which occurred on June 15, 2022, to register the shares of Common Stock underlying the warrants. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the closing of the offering, which occurred on June 15, 2022.

The holder of the June 2022 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its June 2022 Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued preferred dividends totaling $14,658 and $-0- relative to the June 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the nine months ended September 30, 2022 and 2021, respectively.

August/September 2022 Issuances – During August and September 2022, the Company entered into a securities purchase agreements with three accredited investors providing for an aggregate investment of $145,000 by the investors for the issuance by the Company of (i) 1,450 shares of Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share (the “August/September 2022 Series A Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 483,332 shares of Common Stock at an exercise price of thirty ($0.30) per share, subject to customary adjustments thereunder. The August/September 2022 Series A Convertible Preferred Stock is convertible into an aggregate of up to 453,125 shares of Common Stock. The holders of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrant. Net proceeds from the issuance of the August/September 2022 Series A Convertible Preferred Stock totaled $145,000. The Company used the proceeds of the August/September 2022 Series A Convertible Preferred Stock offering to pay-off certain outstanding convertible notes payable (see Note 4) and for general working capital purposes.

The holders of the August/September 2022 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its August/September 2022 Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued preferred dividends totaling $1,403 and $-0- relative to the August/September 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the nine months ended September 30, 2022 and 2021, respectively.

Note 13 – Related Party Transactions

The Company’s Previous Chief Operating Officer was a non-controlling member of Core. On April 1, 2021, we completed the acquisition of the Properties, under the same terms of the Agreement which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021, through the issuance of the March 2021 Series A Convertible Preferred Stock with detachable Common Stock purchase warrants. The funds raised pursuant to the March 2021 Series A Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021, to retire the outstanding convertible note payable and for working capital purposes.

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the years ended December 31, 2021 and 2020. On March 31, 2021, the parties entered into a Debt Settlement Agreement whereby all amounts due to such firm for services totaling $762,407 were extinguished upon the issuance of $7,624 principal balance of the 3% Notes and the issuance of the 3% Note Warrants as further described in Notes 4, 10 and 14. Total amounts due to the related party was $-0- as of September 30, 2022 and December 31, 2021.

The Company had accrued compensation to its officers and directors in years prior to 2018. The Board of Directors authorized the Company to cease the accrual of compensation for its officers and directors, effective January 1, 2018. On March 31, 2021, the parties entered into Debt Settlement Agreements whereby all accrued amounts due for such services totaling $1,789,208 were extinguished upon the issuance of $17,892 principal balance of the 3% Notes and the issuance of the 3% Note Warrants as further described in Notes 4, 7 and 9. Total amounts due to the officers and directors related to accrued compensation was $-0- as of September 30, 2022 and December 31, 2021.

Offshore Finance, LLC was owed financing costs in connection with a subordinated loan to the Company which was converted to common shares in 2014. The managing partner of Offshore and the Company’s Chief Financial Officer are partners in the accounting firm which the Company used for general corporate purposes in the past. On March 31, 2021, the parties entered into a Debt Settlement Agreement whereby all amounts due for such services totaling $26,113 were extinguished upon the issuance of $261 principal balance of the 3% Notes and the issuance of the 3% Note Warrants as further described in Notes 4, 7 and 9. Total amounts due to this related party was $-0- as of September 30, 2022 and December 31, 2021.

In connection with the Hugoton Gas Field Farmout Agreement, John Loeffelbein, the Company’s previous Chief Operating Officer, was granted a 3% carried interest through drilling in the Hugoton JV. Such carried interest was burdened only to the three other partners in the Hugoton JV and not the Company’s interest. On April 18, 2022, John Loeffelbein resigned from his position as Chief Operating Officer with the Company.

Note 14 – Subsequent Events

As further described in Note 4 the Company has certain convertible notes payable that have matured and are in default as of September 30, 2022. In addition, certain notes matured on October 29, 2022 and were not repaid and therefore are currently in default status. Following is the outstanding principal balance on matured convertible notes that are currently in default:

Amounts
Notes payable, in default:
8% convertible notes payable due October 29, 2022	$650,000
8% Convertible promissory notes payable due September 15, 2022	350,000
8% Convertible promissory notes payable due June 29, 2022	312,500

Notes payable, in default	$1,312,500

The Company did not pay the principal balance due on these Convertible Notes upon their maturity, therefore the remaining balance remains due and payable and is therefore in technical default. The parties are negotiating a forbearance/resolution to such technical defaults which include several alternatives. Such negotiations include i) a reduction in the conversion price of the underlying convertible notes, ii) an extension and a roll-over of the principal into other Company securities, and iii) a combination of the alternatives. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

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

As used in this quarterly report, “AMGAS,” the “Company,” “we,” “us” and “our” refer collectively to American Noble Gas Inc, its predecessors and subsidiaries or one or more of them as the context may require.

Overview

The Company has assessed various opportunities and strategic alternatives involving the acquisition, exploration and development of oil and gas oil producing properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States.

As a result, we are now involved with the following oil and gas producing properties:

Central Kansas Uplift - On April 1, 2021, we completed the acquisition of the Central Kansas Uplift Properties, for a purchase price of $900,000. The Central Kansas Uplift Properties include the production and mineral rights/leasehold for oil and gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering over 11,000 contiguous acres (the “Properties”). The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

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

Hugoton Gas Field Farm-Out - On April 4, 2022, the Company acquired a 40% participation in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Company has joined three other parties to explore for and develop potential oil, natural gas, noble gases and brine minerals on the properties underlying the Farmout Agreement (collectively the “Hugoton JV”).

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

The Hugoton JV also acquired the right to all brine minerals subject to a ten percent (10%) royalty to Scout, across Finney and Haskell Counties. Brine minerals are harvested from the formation water produced from active, and to be drilled, oil and gas wells and may include a variety of dissolved minerals including bromine and iodine. The Hugoton JV plans to target brine minerals with commercial quantities of bromine and iodine. The Company through the Hugoton JV is currently developing proprietary technology to recover brine minerals, particularly with respect to bromine, which is well underway and has demonstrated recovery efficiency and is expected to be available for use in existing and future development wells.

The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial exploratory well was spud on May 7, 2022 near Garden City, Kansas, with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves. The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well was connected to the pipeline and commenced commercial production on August 17, 2022. The Company is evaluating the initial flows of both natural gas and helium.

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

Name Change and Reincorporation Matters

At the Company’s Annual Meeting of Stockholders held on October 13, 2021, the stockholders approved an amendment to the Company’s Certificate of Incorporation, changing the Company’s name to American Noble Gas Inc. The stockholders also approved an amendment to the Company’s Certificate of Incorporation, removing the provision providing that any action taken by the stockholders by written consent in lieu of a meeting requires that all of the Company’s stockholders entitled to vote on such action consent in writing thereto. Finally, the stockholders approved the 2021 Stock Option and Restricted Stock Plan (the “2021 Plan”) and we reserved 5,000,000 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) for issuance under the 2021 Plan.

Reincorporation in Nevada

On December 7, 2021, pursuant to the Agreement and Plan of Merger, American Noble Gas, Inc., a Delaware corporation, merged with and into its wholly owned subsidiary, American Noble Gas Inc., a Nevada corporation (“AMGAS-Nevada” and/or the “Company”) with AMGAS-Nevada continuing as the surviving corporation. In conjunction with the merger, AMGAS-Nevada succeeded to the assets, continued the business and assumed the rights and obligations of the predecessor Delaware corporation existing immediately prior to the merger. The merger was consummated by the filing of a Certificate of Merger on December 7, 2021 with the Secretary of State of the State of Delaware and Articles of Merger with the Secretary of State of the State of Nevada. The Agreement and Plan of Merger and transactions contemplated thereby were adopted by the holders of a majority of the outstanding shares of the predecessor’s common stock, par value $0.0001 per share, and/or Series A Convertible Preferred Stock, par value $0.0001 per share, on an as-converted common stock basis, by written consent in lieu of a special meeting of stockholders, in accordance with the Delaware General Corporation Law.

Pursuant to the Agreement and Plan of Merger, (i) each outstanding share of the Predecessor’s common stock automatically converted into one share of Common Stock of AMGAS-Nevada, (ii) each outstanding share of the predecessor’s Series A Convertible Preferred Stock automatically converted into one share of Series A Convertible Preferred Stock, par value $0.0001 per share, of AMGAS-Nevada (the “Series A Convertible Preferred Stock”), and (iii) each outstanding option, right or warrant to acquire shares of predecessor common stock converted into an option, right or warrant to acquire an equal number of shares of AMGAS-Nevada Common Stock under the same terms and conditions as the original options, rights or warrants.

Similar to the shares of common stock of the Predecessor prior to the merger, the shares of Common Stock are quoted on the OTCQB tier operated by the OTC Markets Group Inc. under the symbol “IFNY”. In accordance with the Agreement and Plan of Merger, each outstanding certificate previously representing shares of the predecessor’s common stock or Series A Convertible Preferred Stock automatically represents, without any action of the predecessor’s stockholders, the same number of shares of Common Stock or Series A Convertible Preferred Stock, as applicable.

Pursuant to the Agreement and Plan of Merger, the directors and officers of the predecessor immediately prior to the merger became the directors and officers of AMGAS-Nevada and continued their respective directorship or services with the Company on the same terms as their respective directorship or services with the predecessor immediately prior to the merger.

As a result of the merger, the internal affairs of the Company ceased to be subject to the Delaware General Corporation Law or governed by the predecessor’s Certificate of Incorporation, as amended, and its bylaws. As of December 7, 2021, effective date of the merger, the Company is now subject to the Nevada Revised Statutes and is governed by the Company’s Articles of Incorporation as filed in the State of Nevada and the Company’s Bylaws.

All references to the Company in this Quarterly Report on Form 10-Q refer to the predecessor prior to the merger, and AMGAS-Nevada subsequent to the merger.

2022 Operational and Financial Objectives

COVID–19 PANDEMIC

The financial statements contained in this Quarterly Report on Form 10-Q as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of and for the three and nine months ended September 30, 2022. Economies throughout the world have been and continue to suffer disruptions by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the COVID-19 pandemic. In particular, the oil and gas market has been severely adversely impacted by the effects of the COVID-19 pandemic because of the substantial and abrupt decrease in the demand for oil and gas globally followed by the recent resurgence in oil and natural gas prices. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the continuing effects of the COVID-19 pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the COVID-19 pandemic will cease to impact our business and the results of our operations. In reading this Quarterly Report on Form 10-Q, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the COVID-19 pandemic.

Corporate Activities

The Company’s 2022 operating objectives are focused on: 1) raising the necessary funds to finance exploration and development of the Hugoton Gas Field Farm-Out Venture, 2) raising the necessary funds to purchase our membership interest in GMDOC, 3) raising the funds necessary to explore and develop the Properties, including testing and evaluation of noble gas reserves in additional to the oil and gas producing zones, 4) raising the funds necessary to allow the Company to compete for new oil and gas properties that become available for acquisition purposes, and 5) funding our daily operations and the repayment of obligations that become due, or are in default and/or past due.

Recent financings –

Issuances of Series A Convertible Preferred Stock

March 2021 Issuance - On March 26, 2021, the Company entered into a securities purchase agreement with five (5) accredited investors providing for an aggregate investment of $2,050,000 by the investors for the issuance by the Company to them of (i) 22,776 shares of Series A Convertible Preferred Stock, with a stated/liquidation value of $100 per share (the “March 2021 Series A Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 5,256,410 shares of Common Stock at an exercise price of thirty-nine cents ($0.39) per share, subject to customary adjustments thereunder. The March 2021 Series A Convertible Preferred Stock is convertible into an aggregate of up to 7,117,500 shares of Common Stock. Holders of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrants. Net proceeds from the issuance of March 2021 Series A Convertible Preferred Stock totaled $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company used the proceeds of the March 2021 Series A Convertible Preferred Stock offering to complete the acquisition and development of the Properties, to pay-off certain outstanding convertible notes payable and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the acquisition of the Properties, which occurred on April 1, 2021, to register shares of Common Stock underlying the warrants. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the closing of the acquisition of the Properties, which occurred on April 1, 2021. The Company completed the required registration of these shares on Form S-1, which the U.S. Securities and Exchange Commission (the “SEC”) declared effective on August 4, 2021.

The holders of the March 2021 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its March 2021 Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The holders of March 2022 Series A Convertible Preferred Stock exercised their rights to convert a total of 3,000 shares of March 2021 Series A Convertible Preferred Stock into 937,500 shares of Common Stock during the nine months ended September 30, 2022. There were no conversions during the nine months ended September 30, 2021.

On March 26, 2021, Ozark Capital, LLC acquired 1,111 shares of March 2021 Series A Convertible Preferred Stock (convertible into 347,188 shares of Common Stock), together with warrants to acquire 256,410 common shares of Common Stock at fifty cents ($0.50) per share for a total cash of $100,000. Ozark Capital, LLC and its affiliates hold over 10% of the shares of the Company’s Common Stock as of September 30, 2022. Dividends paid to Ozark Capital, LLC were $2,800 and $2,800 for the three months ended September 30, 2022 and 2021, respectively and $8,279 and $5,753 for the nine months ended September 30, 2022 and 2021, respectively.

All holders of the March 2021 Series A Convertible Preferred Stock, including Ozark Capital, LLC, have agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days’ advance notice to the Company.

June 2022 Issuance - On June 15, 2022 the Company entered into a securities purchase agreement with an accredited investor providing for an aggregate investment of $500,000 by the investor for the issuance by the Company of (i) 5,000 shares of Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share (the “June 2022 Series A Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 1,666,667 shares of Common Stock at an exercise price of thirty cents ($0.30) per share, subject to customary adjustments thereunder. The June 2022 Series A Convertible Preferred stock is convertible into an aggregate of up to 1,562,500 shares of Common Stock. The holder of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrant. Net proceeds from the issuance of the June 2022 Series A Convertible Preferred Stock totaled $500,000. The Company used the proceeds of the June 2022 Series A Convertible Preferred Stock offering to pay-off certain outstanding convertible notes payable and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the offering of the June 2022 Series A Convertible Preferred Stock, which occurred on June 15, 2022, to register the shares of Common Stock underlying the warrants. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the closing of the offering, which occurred on June 15, 2022.

The holder of the June 2022 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its June 2022 Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

There were no conversions during the nine months ended September 30, 2022 and 2021.

August/September 2022 Issuances – During August and September 2022, the Company entered into a securities purchase agreements with three accredited investors providing for an aggregate investment of $145,000 by the investors for the issuance by the Company of (i) 1,450 shares of Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share (the “August/September 2022 Series A Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 483,332 shares of Common Stock at an exercise price of thirty cents ($0.30) per share, subject to customary adjustments thereunder. The August/September 2022 Series A Convertible Preferred Stock is convertible into an aggregate of up to 453,125 shares of Common Stock. The holders of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrant. Net proceeds from the issuance of the August/September 2022 Series A Convertible Preferred Stock totaled $145,000. The Company used the proceeds of the August/September 2022 Series A Convertible Preferred Stock offering to pay-off certain outstanding convertible notes payable and for general working capital purposes.

The holders of the August/September 2022 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its August/September 2022 Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

There were no conversions during the nine months ended September 30, 2022 and 2021.

Issuances of Convertible Notes Payable

8% Convertible Notes Payable due September 15, 2022 (in default) - On June 8, 2022, the Company issued to an accredited investor an unsecured convertible note payable due September 15, 2022 (the “June 2022 Note”), with an aggregate principal face amount of approximately $350,000. The June 2022 Note is, subject to certain conditions, convertible into an aggregate of 700,000 shares of Common Stock, at a price of fifty cents ($0.50) per share. The Company also issued a five-year Common Stock purchase warrant to purchase up to 700,000 shares of Common Stock at an exercise price of fifty cents ($0.50) per share, subject to customary adjustments (the “June 2022 Warrants”) which are immediately exercisable. The investor purchased the June 2022 Note and June 2022 Warrant from the Company for an aggregate purchase price of $350,000 and the proceeds were used for drilling and completion costs on the initial well drilled under the Hugoton Gas Field participation agreement and general working capital purposes. The Company also granted the investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares of Common Stock underlying the June 2022 Warrant and the conversion of the June 2022 Note unless the shares of the Company commence to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date.

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

The Company did not pay the principal balance due on the June 2022 Note upon its maturity on September 15, 2022 and the remaining balance remains due and payable and is therefore in technical default. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

8% Convertible Notes Payable due June 29, 2022 (in default) - The Company entered into a securities purchase agreement with two accredited investors (the “Investors”) for the Company’s 8% convertible notes payable due June 29, 2022 (the “May 2022 Notes”), with an aggregate principal amount of $850,000. The May 2022 Notes are, subject to certain conditions, convertible into an aggregate of 2,125,000 shares of Common Stock, at a price of forty cents ($0.40) per share. The Company also issued an aggregate of 425,000 shares of Common Stock as commitment shares (“Commitment Shares” and, together with the May 2022 Notes and Conversion Shares, the “Securities”) to the Investors as additional consideration for the purchase of the May 2022 Notes. The closing of the offering of the Securities occurred on May 13, 2022, when the Investors purchased the Securities for an aggregate purchase price of $850,000. The Company has also granted the Investors certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the Investors of the Conversion Shares. The proceeds of this offering of Securities was used to purchase the Company’s membership interests in GMDOC.

The May 2022 Notes bear interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time (subject to the occurrence of an event of default) in an amount equal to 120% of the principal amount of each May 2022 Note and any accrued and unpaid interest, and shall be mandatorily repaid in cash in an amount equal to a) fifty percent (50%) of the then outstanding principal amount equal to 120% of the principal amount of each May 2022 Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 but not greater than $3,000,000; or b) one hundred percent (100%) of the then outstanding principal amount equal to 120% of the principal amount of a May 2022 Note and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of in excess of $3,000,000. In addition, pursuant to the May 2022 Notes, so long as such May 2022 Notes remain outstanding, the Company shall not enter into any financing transactions pursuant to which the Company sells its securities at a price lower than the $0.40 per share conversion price, subject to certain adjustments, without the written consent of the Investors.

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

Pursuant to the purchase agreement for the Securities, for a period of twelve (12) months after the closing date, the Investors have a right to participate in any issuance of the Company’s Common Stock, Common Stock equivalents, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of the subsequent financing.

The Company also entered into that certain registration rights side letter, pursuant to which, in the event the Company’s shares of Common Stock have not commenced trading on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date, and, thereafter, the Company agreed to file a registration statement under the Securities Act to register the offer and sale, by the Company, of Common Stock underlying the May 2022 Notes in the event that such notes are not repaid prior to such 120-day period.

The Company paid half of the May 2022 Notes principal balance upon its maturity on June 29, 2022 and an additional $112,500 in September 2022 the remaining balance remains due and payable and is therefore in technical default. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

8% Convertible Notes Payable due October 29, 2022 (in default) - On August 30, 2021, 2021, the Company issued to an accredited investor (the “8% Note Investor”) an unsecured convertible note payable due October 29, 2022 (the “8% Note”), with an aggregate principal face amount of approximately $100,000. The 8% Note is, subject to certain conditions, convertible into an aggregate of 200,000 shares of Common Stock, at a price of fifty cents ($0.50) per share. The Company also issued a five and one half-year Common Stock purchase warrant to purchase up to 200,000 shares of Common Stock at an exercise price of fifty cents ($0.50) per share, subject to customary adjustments (the “8% Note Warrant”) which are immediately exercisable. The 8% Note Investor purchased the 8% Note and 8% Note Warrant from the Company for an aggregate purchase price of $100,000 and the proceeds were used for general working capital purposes. The Company also granted the 8% Note Investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the 8% Note Warrant and the conversion of the 8% Note unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date.

On October 29, 2021, the Company issued to three accredited investors (the “October 8% Note Investors”) unsecured convertible notes payable due October 29, 2022 (the “October 8% Notes”), with an aggregate principal face amount of approximately $550,000. The October 8% Notes are, subject to certain conditions, convertible into an aggregate of 1,100,000 shares of Common Stock, at a price of fifty cents ($0.50) per share. The Company also issued five and one half-year Common Stock purchase warrants to purchase up to 1,650,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “October 8% Note Warrants”) which are immediately exercisable. The October 8% Note Investors purchased the October 8% Notes and October 8% Note Warrants from the Company for an aggregate purchase price of $550,000 and the proceeds were used for general working capital purposes. The Company also granted the October 8% Note Investors certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the October 8% Note Warrants and the conversion of the October 8% Notes unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date.

The 8% Note and the October 8% Notes all bear interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 120% of the principal amount of the underlying notes and any accrued and unpaid interest. Fifty percent (50%) of the 8% Note and the October 8% Notes shall be mandatorily repaid in cash in an amount equal to 120% of the principal amount of the underlying notes and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 and one-hundred percent (100%) of the underlying notes plus accrued interest shall be mandatorily repaid in an amount equal to 120% of outstanding principal and interest in cases in which the Company receives gross proceeds of at least $3,000,000. In addition, pursuant to the 8% Notes Note and the October 8% Notes, so long as the underlying notes remain outstanding, the Company cannot enter into any financing transactions pursuant to which the Company sells its securities at a price lower than $0.50 cents per share without the written consent of the 8% Note Investor.

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

The Company, the 8% Note Investor and the October 8% Note Investors have agreed that for so long as the underlying warrants remain outstanding, the investors have the right to participate in any issuance of Common Stock, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of such subsequent financing.

The Company did not pay the principal balance due on the 8% Notes and the October 8% Notes upon their maturity on October 29, 2022 and the remaining balance remains due and payable and is therefore in technical default. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

3% Convertible Notes Payable due March 31, 2026 - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of 3% convertible notes payable (the “3% Notes”) with detachable warrants to purchase 5,732,994 shares of Common Stock for fifty cents ($0.50) per share (the 3% Note Warrants”). The 3% Notes allow for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on March 30, 2026 (the “Maturity Date”). The 3% Notes are convertible as to principal and any accrued interest, at the option of holder, into shares of the Common Stock at any time after the issue date and prior to the close of business on the business day preceding the Maturity Date at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustments. The 3% Note Warrants were valued at $1,605,178 using the Black-Scholes methodology.

Extinguishment of liabilities –

Debt Settlement Agreements - On March 31, 2021, the Company entered into Debt Settlement Agreements with six creditors (five of which were related parties) which extinguished accounts payable and accrued liabilities totaling $2,866,497 in exchange for the issuance of $28,665 in principal balance of the 3% Notes with detachable warrants to purchase the 3% Note Warrants. The 3% Notes allow for prepayment at any time with all principal and accrued interest becoming due and payable at maturity on the Maturity Date. The 3% Notes are convertible as to principal and any accrued interest, at the option of holder of the 3% Notes, into shares of the Common Stock at any time after the issue date and prior to the close of business on the business day preceding March 30, 2026 at the rate of fifty cents ($0.50) per share, subject to normal and customary adjustment. The 3% Note Warrants were valued at $1,605,178 using the Black-Scholes methodology.

Extinguishment of Convertible Note Payable - On March 26, 2021, the Company exercised its right to retire a convertible note payable originally issued in August 2020 (the “August 2020 Note”) in conjunction with the issuance of the March 2021 Series A Convertible Preferred Stock. In accordance with the prepayment provisions contained in the August 2020 Note, the Company paid $453,539 to retire all principal, accrued interest and the 15% prepayment premium.

Extinguishment of Notes Payable – On April 1, 2021, the Company and the holders of two notes payable aggregating $85,000 that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated Common Stock purchase warrants, which totaled $123,830, as of April 1, 2021. The extinguishment of the debt obligations resulted in a gain of $55,230, which was recorded in the year ended December 31, 2021.

USNG Letter Agreement –

On November 9, 2021, the Company entered into a letter agreement (the “USNG Letter Agreement”) with U.S. Noble Gas, LLC (“USNG”), pursuant to which USNG provides consulting services to the Company for exploration, testing, refining, production, marketing and distribution of various potential reserves of noble gases and rare earth element/minerals on the Company’s recently acquired 11,000-care oil and gas properties in the Otis Albert Field located on the Properties. The USNG Letter Agreement would cover all of the noble gases, specifically helium, and rare earth elements/minerals potentially existing on the Properties and the Company’s future acquisitions, if any, including the Hugoton Gas Field.

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

Pursuant to the USNG Letter Agreement, the Company will pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore, there has been no payment or accrual liability relative to this cash fee provision through September 30, 2022.

The USNG Letter Agreement has an initial term of 5 years, which shall thereafter continue for successive one-year periods, provided that there is no uncured breach, unless otherwise terminated by either party upon a written notice of intent to non-renew.

In consideration for the consulting services to be rendered and pursuant to the terms of the USNG Letter Agreement, the Company issued warrants to purchase, in the aggregate, 2,060,000 shares of Common Stock, at an exercise price of fifty ($0.50) to three of USNG’s principal consultants and four third-party service providers. The Company also issued warrants to purchase, in the aggregate, 1,200,000 shares of Common Stock at fifty cents ($0.50) per share exercise price to three members of the Board of Advisors. The Company granted a total of 3,260,000 warrants to purchase its Common Stock with an exercise price of fifty cents ($0.50) per share in connection with the USNG Letter Agreement and the arrangements described therein. The warrants expire five years after the date of the USNG Letter Agreement.

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

Investment in Unconsolidated Subsidiary – GMDOC - On May 3, 2022, the Company entered into the Operating Agreement pursuant to which the Company acquired 17 (or 60.7143%) of 28 limited liability membership Interests in GMDOC, for an aggregate purchase price of $4,037,500, and was subsequently admitted as a member of GMDOC.

With respect to its cash capital contribution, the Company paid a non-refundable cash deposit for the membership interests in the amount of $50,000 on May 3, 2022. The Company paid the remainder of the cash contribution for the membership interests, or $800,000, on May 16, 2022. The remainder of the Company’s capital contribution, or $3,187,500, was financed by the Bank Loan (as defined below).

GMDOC had previously acquired 70% of the working interests in the GMDOC Leases from Castelli Energy, L.L.C, an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC Leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis.

Pursuant to the terms of the Operating Agreement, each member agreed to pay GMDOC, as its capital contribution, $50,000 in cash per Interest, with the remainder to be financed, in part, by a loan to GMDOC from a commercial bank, secured by GMDOC’s property, in the aggregate amount of $6,045,000 (the “Bank Loan”). The principal of the Bank Loan is to be repaid in 84 varying monthly installments, ranging from $170,000 at the beginning to $40,500 at the end of the loan term, with the first installment on July 1, 2022. The Bank Loan bears a variable interest beginning at an initial rate of 6% per annum with one rate adjustment after 36 months subject to a 6% minimum interest rate.

For the Three Months Ended September 30, 2022 and 2021

Results of Operations

Revenue

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Revenues totaled $43,034 and $35,392 for the three months ended September 30, 2022 and 2021, respectively. The $7,642 or 22% increase in revenues during the three months ended September 30, 2022 as compared to the same period in 2021 reflects the commencement of natural gas and helium sales from the initial Hugoton Gas Field which was connected to the pipeline on August 17, 2022. The Company expects its revenues to continue to improve as the market price of West Texas Intermediate (“WTI”) oil, which is the benchmark price the Company receives for the sale of its crude oil, remains strong and the Company increases the volume of natural gas and helium gas sold as it continues its drill and complete wells pursuant to its Hugoton Gas Field participation agreement.

During the three months ended September 30, 2022, our revenue was substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine, which has restricted the world supply of oil and gas and thereby increased the average WTI crude oil price. We expect this trend to continue during the remainder of 2022 and perhaps beyond.

Oil and Gas Lease Operating Expenses

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Total oil and gas lease operating expenses totaled $55,288 and $220,767 for the three months ended September 30, 2022 and 2021, respectively. The decrease in oil and gas lease operating expenses during the three months ended September 30, 2022 as compared to the same period in 2021 is attributable to significant repairs and rework performed in the three months ended September 30, 2021 that did not recur in the 2022 period.

Upon completion of our acquisition of the Properties on April 1, 2021, we commenced rework of the existing production wells on the Properties in order to restore the three producing wells to full operational condition. All such rework costs were expensed as routine maintenance instead of capitalized to oil and gas properties and equipment under the full-cost method. In addition, we have performed certain exploration, including testing and evaluation for the existence of noble gas reserves on the Properties, including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil and gas reserves on the Properties while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

During the three months ended September 30, 2022, our oil and gas lease operating expenses have been substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine, which has restricted the supply of production pipe and other materials used in the drilling and rework of oil and gas wells. In addition, experienced oil and gas service professionals have been in high demand in the oil and gas service sector and thereby increasing the cost of oil and gas well services. We expect this trend to continue during the remainder of 2022 and perhaps beyond.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense totaled $34,292 and $30,834 during the three months ended September 30, 2022 and 2021, respectively. The Company began generating revenues from the production and sale of natural gas and helium from its Hugoton property on August 17, 2022 and crude oil resulting since the acquisition of the Properties on April 1, 2021, which was acquired for $900,000 cash plus the assumption of asset retirement obligations of $13,425. The Company allocated the purchase price of $913,425 to oil and gas properties and equipment, which is subject to depreciation, depletion and amortization as the acquisition qualified as an asset acquisition. The Company began generating revenues from the production and sale of natural gas and helium from its Hugoton property on August 17, 2022, which also marked the beginning of the related depreciation, depletion and amortization.

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $424 and $279 for the three months ended September 30, 2022 and 2021, respectively. The Company determined the amount of the asset retirement obligation assumed to be $13,425 as of April 1, 2021, the date of the acquisition of the Properties. In addition, the Company commenced production from its initial Hugoton Gas Field well which began the accretion of its related asset retirement obligations. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

Oil and gas production related taxes totaled $55 and $1,626 for the three months ended September 30, 2022 and 2021, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the State of Kansas, and Kansas conservation assessment fees. Revenues totaled $43,034 for the three months ended September 30, 2022, which resulted in the deduction of $55 in production related taxes. Revenues totaled $35,392 for the three months ended September 30, 2021, which resulted in the deduction of $1,626 in production related taxes primarily due to severance taxes paid in 2021. During the three months ended September 30, 2021, the Company received a notice from the State of Kansas that exempted the Company from paying severance taxes due to the existing wells’ production levels. Therefore, production related taxes declined as a percentage of revenue during the three months ended September 30, 2022 as compared to the same period in 2021.

Other General and Administrative Expenses

Other general and administrative expenses were $283,312 for the three months ended September 30, 2022, a decrease of $11,128, or 4%, from other general and administrative expenses of $294,440 for the three months ended September 30, 2021. The decrease in other general and administrative expenses is primarily attributable to a decrease of $20,570 in geologist fees related to work performed in the three months ended September 30, 2021 on the Properties that did not recur in the three months ended September 30, 2022.

Equity in earnings of unconsolidated subsidiary – GMDOC

The Company reported equity in earnings of unconsolidated subsidiary of $209,297 for the three months ended September 30, 2022, compared to $-0- for the three months ended September 30, 2021. Such income resulted from the Company acquiring a 60.7143% membership interest in GMDOC in May 2022. The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee, GMDOC. Management’s judgment regarding its level of influence over the operations of GMDOC included considering key factors such as the Company’s ownership interest, legal form of the investee, its lack of participation in policy-making decisions and its lack of control over the day-to-day operations of GMDOC.

GMDOC had previously acquired 70% of the working interests in in the GMDOC Leases from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis. GMDOC, LLC generated $209,297 of net income on approximately $929,000 of oil and gas revenues during the three months ended September 30, 2022. The Company owns a 60.7143% membership interest in such net income or $209,297 which it has reported as equity in earnings of unconsolidated subsidiary – GMDOC during the three months ended September 30, 2022.

Interest Expense

Interest expense increased to $217,872 for the three months ended September 30, 2022, compared to $5,724 for the three months ended September 30, 2021. The increase in interest expense during the three months ended September 30, 2022 was attributable to the issuance of the various convertible notes payable issued 2022 and in 2021 that were outstanding during the three months ended September 30, 2022 and not during the three months ended September 30, 2021.

Income Tax

The Company recorded no income tax benefit (expense) in the three months ended September 30, 2022 and 2021. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at September 30, 2022. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense or benefit on its income (loss) before income taxes during the three months ended September 30, 2022 and 2021.

Net Loss

The Company reported a net loss of $338,912 for the three months ended September 30, 2022, compared to a net loss of $518,278 for the three months ended September 30, 2021. This represents a decrease in net loss of $179,366 for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Series A Convertible Preferred Stock Dividends

The Company recorded $65,406 and $57,408 for convertible preferred stock dividends in the three months ended September 30, 2022 and 2021, respectively. On March 26, 2021, the Company issued and classified its Series A Convertible Preferred Stock as equity securities on its balance sheet. During 2022, the Company issued additional shares of Series A Convertible Preferred Stock, therefore, there were more shares of Series A Convertible Preferred Stock outstanding during the three months ended September 30, 2022 as compared to the same period in 2021. All shares of Series A Convertible Preferred Stock bear a cumulative dividend at a 10% rate based on its stated/liquidation value.

Net Loss Applicable to Common Stockholders

The Series A Convertible Preferred Stock issued in 2022 and 2021 have [dividend and distribution] preferences over our Common Stock and, therefore, such accrued dividend amounts have been deducted from net loss to report net loss applicable to common stockholders of $404,318 and $575,686 for the three months ended September 30, 2022 and 2021, respectively.

Basic and Diluted Net Loss Attributable to Common Stockholders per Share

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Common Stock and dilutive Common Stock Equivalents outstanding during the period. Common Stock Equivalents included in the diluted net loss attributable to common stockholders per share computation represent shares of Common Stock issuable upon the assumed conversion of convertible notes payable, Series A Convertible Preferred Stock and the assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses attributable to common stockholders are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of Common Stock Equivalents would have an anti-dilutive effect.

The Company incurred a net loss attributable to common stockholders during the three months ended September 30, 2022, and 2021, therefore all Common Stock Equivalents were considered anti-dilutive and excluded from diluted net loss attributable to common stockholders per share computations. The basic and diluted net loss attributable to common stockholders per share were $(0.02) and $(0.03) for the three months ended September 30, 2022 and 2021, respectively.

Potential Common Stock Equivalents as of September 30, 2022 totaled 32,688,238 shares of Common Stock, which included 2,838,580 shares of Common Stock underlying the convertible notes payable, 7,976,875 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 20,430,783 shares of Common Stock underlying outstanding warrants and 1,442,000 shares of Common Stock underlying outstanding stock options.

For the Nine Months Ended September 30, 2022 and 2021

Results of Operations

Revenue

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Revenues totaled $111,903 and $56,220 for the nine months ended September 30, 2022 and 2021, respectively. The $55,683 or 99% increase in revenues during the nine months ended September 30, 2002 as compared to the same period in 2021 reflects the commencement of natural gas and helium sales from the initial Hugoton Gas Field which was connected to the pipeline on August 17, 2022 as well as the timing of the purchase of the Properties. The Company expects its revenues to continue to improve as the price of WTI oil remains strong and the Company increases the volume of natural gas and helium gas sold as it continues its drill and complete wells pursuant to its Hugoton Gas Field participation agreement.

During the nine months ended September 30, 2022, our revenue was substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine, which has restricted the world supply of oil and gas and thereby increased the average WTI crude oil price. We expect this trend to continue during the remainder of 2022 and perhaps beyond.

Oil and Gas Lease Operating Expenses

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Total oil and gas lease operating expenses totaled $198,003 and $446,849 for the three months ended September 30, 2022 and 2021, respectively. The decrease in oil and gas lease operating expenses during the nine months ended September 30, 2022 as compared to the same period in 2021 is attributable to significant repairs and rework performed in the nine months ended September 30, 2021 that did not recur in the 2022 period.

Upon completion of our acquisition of the Properties on April 1, 2021, we commenced rework of the existing production wells on the Properties in order to restore the three producing wells to full operational condition. All such rework costs were expensed as routine maintenance instead of capitalized to oil and gas properties and equipment under the full-cost method. In addition, we have performed certain exploration, including testing and evaluation for the existence of noble gas reserves on the Properties, including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and the Company has yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the existing oil and gas reserves on the Properties while continuing the evaluation of the existence of new oil and gas zones and other mineral reserves and specifically the noble gas reserves that the Properties may hold.

During the nine months ended September 30, 2022, our oil and gas lease operating expenses have been substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine, which has restricted the supply of production pipe and other materials used in the drilling and rework of oil and gas wells. In addition, experienced oil and gas service professionals have been in high demand in the oil and gas service sector and thereby increasing the cost of oil and gas well services. We expect this trend to continue during the remainder of 2022 and perhaps beyond.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense totaled $95,961 and $61,668 during the nine months ended September 30, 2022 and 2021, respectively. The Company began generating revenues from the production and sale of natural gas and helium from its Hugoton property on August 17, 2022 and crude oil since the acquisition of the Properties on April 1, 2021, which was acquired for $900,000 cash plus the assumption of asset retirement obligations of $13,425. The Company allocated the purchase price of $913,425 to oil and gas properties and equipment, which is subject to depreciation, depletion and amortization as the acquisition qualified as an asset acquisition. The Company began generating revenues from the production and sale of natural gas and helium from its Hugoton property on August 17, 2022, which also marked the beginning of the related depreciation, depletion and amortization.

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $1,004 and $558 for the nine months ended September 30, 2022 and 2021, respectively. The Company determined the amount of the asset retirement obligation assumed to be $13,425 as of April 1, 2021, the date of the acquisition of the Properties. In addition, the Company commenced production from its initial Hugoton Gas Field well which began the accretion of its related asset retirement obligations. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

Oil and gas production related taxes totaled $164 and $2,592 for the nine months ended September 30, 2022 and 2021, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the State of Kansas, and Kansas conservation assessment fees. Revenues totaled $111,903 for the nine months ended September 30, 2022, which resulted in the deduction of $164 in production related taxes. Revenues totaled $56,220 for the nine months ended September 30, 2021, which resulted in the deduction of $2,592 in production related taxes primarily due to severance taxes paid in 2021. During the nine months ended September 30, 2021, the Company received a notice from the State of Kansas that exempted the Company from paying severance taxes due to the existing wells’ production levels. Therefore, production related taxes declined as a percentage of revenue during the nine months ended September 30, 2022 as compared to the same period in 2021.

Other General and Administrative Expenses

Other general and administrative expenses were $1,131,456 for the nine months ended September 30, 2022, an increase of $393,037, or 53%, from other general and administrative expenses of $738,419 for the nine months ended September 30, 2021. The increase in other general and administrative expenses is primarily attributable to an increase of $508,589 in stock-based compensation due to the noncash compensation awarded to the Company’s executives, members of the Board of Directors, the USNG Letter Agreement which awarded compensatory warrants to advisory members of the Board of Advisors and other consultants in 2022 and in late 2021. The increase in stock-based compensation was offset by a $75,000 charge-off of one option to acquire a property during the nine months ended September 30, 2021 that did not recur in the comparable period in 2022.

Equity in earnings of unconsolidated subsidiary – GMDOC

The Company reported equity in earnings of unconsolidated subsidiary of $323,633 for the nine months ended September 30, 2022, compared to $-0- for the nine months ended September 30, 2021. Such income resulted from the Company acquiring a 60.7143% membership interest in GMDOC in May 2022. The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee, GMDOC. Management’s judgment regarding its level of influence over the operations of GMDOC included considering key factors such as the Company’s ownership interest, legal form of the investee, its’ lack of participation in policy-making decisions and its’ lack of control over the day-to-day operations of GMDOC.

GMDOC had previously acquired 70% of the working interests in the GMDOC Leases from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis. GMDOC, LLC generated $533,043 of net income on approximately $1,718,000 of oil and gas revenues during the nine months ended September 30, 2022. The Company owns a 60.7143% membership interest in such net income or $323,633 which it has reported as equity in earnings of unconsolidated subsidiary – GMDOC during the nine months ended September 30, 2022.

Interest Expense

Interest expense increased to $643,662 for the nine months ended September 30, 2022, compared to $40,163 for the nine months ended September 30, 2021. The increase in interest expense during the nine months ended September 30, 2022 was attributable to the issuance of the various convertible notes payable issued in 2022 and in 2021 that were outstanding during the nine months ended September 30, 2022 and not during the nine months ended September 30, 2021.

Gain on Extinguishment of Liabilities

The Company reported a gain on exchange and extinguishment of liabilities of $-0- and $86,602 in the nine months ended September 30, 2022 and 2021, respectively.

On April 1, 2021, the Company and the holders of two notes payable aggregating $85,000 that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated Common Stock purchase warrants, which totaled $123,830, as of April 1, 2021. The 245,000 shares issued to extinguish the debt obligations resulted in a gain of $55,230 which was recorded in the nine months ended September 30, 2021.

On March 31, 2021, the Company recorded a net gain on extinguishment of liabilities totaling $31,372, which was attributable to six transactions that extinguished outstanding liabilities as of that date. The Debt Settlement Agreements extinguished accounts payable and accrued liabilities with a total outstanding balance of $2,866,497, for the issuance of $28,665 in principal balance of the 3% Notes. Such 3% Notes were issued with the 3% Warrants, which were valued at $1,605,178. The transaction resulted in a total gain of $1,232,654 of which $124,177 was reported as a gain on extinguishment of liabilities and $1,108,477 was reported as a capital contribution during the nine months ended September 30, 2021. The $23,000 gain from settlement of litigation extinguished $33,000 of trade payables for a cash payment of $10,000. The loss of $115,805 is related to the early retirement of $365,169 principal balance of the August 2020 Note. There were no similar transactions during the nine months ended September 30, 2022.

Change in Derivative Fair Value

The conversion feature in certain outstanding notes payable and Common Stock purchase warrants issued in connection with short-term notes outstanding during the nine months ended September 30, 2021 were treated as derivative instruments because such notes payable and warrants contained ratchet and anti-dilution provisions. The mark-to-market process resulted in a gain of $199 during the nine months ended September 30, 2021. There were no similar derivatives outstanding during the nine months ended September 30, 2022. All short-term notes and their related derivative warrants were terminated on April 1, 2021.

Income Tax

The Company recorded no income tax benefit (expense) in the nine months ended September 30, 2022 and 2021. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at September 30, 2022. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense or benefit on its income (loss) before income taxes during the nine months ended September 30, 2022 and 2021.

Net Loss

The Company reported a net loss of $1,634,714 for the nine months ended September 30, 2022, compared to a net loss of $1,147,228 for the nine months ended September 30, 2021. This represents a decrease in net loss of $487,486 for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Series A Convertible Preferred Stock Dividends

The Company recorded $170,556 and $117,936 in convertible preferred stock dividends in the nine months ended September 30, 2022 and 2021, respectively. On March 26, 2021, the Company issued and classified its Series A Convertible Preferred Stock as equity securities on its balance sheet. During 2022, the Company issued additional shares of Series A Convertible Preferred Stock, therefore, there were more shares of Series A Convertible Preferred Stock outstanding during the nine months ended September 30, 2022 as compared to the same period in 2021. All shares of Series A Convertible Preferred Stock bear a cumulative dividend at a 10% rate based on its stated/liquidation value.

Net Loss Applicable to Common Stockholders

The Series A Convertible Preferred Stock issued in 2021 and 2022 have dividend and/or distribution preferences over our Common Stock and, therefore, such accrued dividend amounts have been deducted from net loss to report net loss applicable to common stockholders of $1,805,270 and $1,265,164 for the nine months ended September 30, 2022 and 2021, respectively.

Basic and Diluted Net Loss Attributable to Common Stockholders per Share

Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Common Stock and dilutive Common Stock Equivalents outstanding during the period. Common Stock Equivalents included in the diluted net loss attributable to common stockholders per share computation represent shares of Common Stock issuable upon the assumed conversion of convertible notes payable, Series A Convertible Preferred Stock and the assumed exercise of stock options and warrants using the treasury stock and “if converted” method. For periods in which net losses attributable to common stockholders are incurred, weighted average shares outstanding is the same for basic and diluted loss per share calculations, as the inclusion of Common Stock Equivalents would have an anti-dilutive effect.

The Company incurred a net loss attributable to common stockholders during the nine months ended September 30, 2022, and 2021, therefore all Common Stock Equivalents were considered anti-dilutive and excluded from diluted net loss attributable to common stockholders per share computations. The basic and diluted net loss attributable to common stockholders per share were $(0.09) and $(0.07) for the nine months ended September 30, 2022 and 2021, respectively.

Potential Common Stock Equivalents as of September 30, 2022 totaled 32,688,238 shares of Common Stock, which included 2,838,580 shares of Common Stock underlying the convertible notes payable, 7,976,875 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 20,430,783 shares of Common Stock underlying outstanding warrants and 1,442,000 shares of Common Stock underlying outstanding stock options.

Liquidity and Capital Resources; Going Concern–

We have had a history of losses and have generated little or no operating revenues for a number of years, as we concentrated on the development of our Nicaraguan Concessions, which was a long-term, high-risk/reward exploration project in an otherwise unproven part of the world. We abandoned the Nicaraguan Concessions in early 2020 due to the challenging economic and political issues in Nicaragua and in the oil and gas industry in general. Subsequent to the abandoning of the Nicaraguan Concessions, we began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, we: 1) acquired the Properties, 2) entered into the Hugoton JV and 3) entered into the GMDOC venture.

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

Capital Raised

Historically, we have raised funds through various equity and debt instruments through private transactions. The following summarizes the sources of significant liquidity raised during the nine months ended September 30, 2022 and for the year ended December 31, 2021:

Nine months ended September 30, 2022
Capital raised:
Issuance of convertible notes payable together with the issuance of 425,000 shares of Common Stock	$850,000
Issuance of Series A Convertible Preferred Stock with detachable Common Stock purchase warrants	645,000
Issuance of convertible notes payable with detachable Common Stock purchase warrants	350,000

Total capital raised	$1,845,000

Year ended December 31, 2021
Capital raised:
Issuance of Series A Convertible Preferred Stock with detachable Common Stock purchase warrants	$1,929,089
Issuance of convertible notes payable with detachable Common Stock purchase warrants	650,000

Total capital raised	$2,579,089

The Company was able to raise liquidity during 2022 and 2021 through the issuance of debt and equity in private transactions with accredited investors. These financial instruments generally require the Company to register the Common Stock underlying the conversion of the Series A Convertible Preferred Stock, the Common Stock purchase warrants and the convertible notes payable. These issuances generally provide the holders with a right to participate in future capital raises and require their approval for the future issuance of securities at rates less than their purchase price. The holders have also agreed that the conversion of the Series A Convertible Preferred Stock, the convertible notes payable and the exercise of the underlying warrants are generally subject to beneficial ownership limitations such that each holder of the financial instruments individually may not convert the underlying Series A Convertible Preferred Stock, convertible notes payable or exercise the underlying warrants to the extent that such conversion or exercise would result in any of the holders individually being the beneficial owner in excess of 4.99% (or, upon election of the holders, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

We will likely continue to issue such convertible notes payable with detachable warrants to acquire Common Stock to fund our operational and capital expenditure plans for the remainder of 2022.

Capital Expenditures

As of September 30, 2022, we have: 1) acquired the Properties, 2) entered into the Hugoton JV and 3) entered into the GMDOC venture as more fully described elsewhere in this Quarterly Report on Form 10-Q.

Going Concern

The Company has incurred losses from operations, has a net stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the nine months ended September 30, 2022 and for the year ended December 31, 2021. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund (i) the development of the Properties acquired on April 1, 2021; (ii) our obligations for exploration and development under the Hugoton Farmout Agreement; (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due. Some of the Company’s outstanding debt and other financial obligations are currently past due and the Company anticipates that other debt and financial obligations will become past due imminently. These are substantial operational and financial issues that must be successfully addressed during 2022 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations during the nine months ended September 30, 2022 and for the year ended December 31, 2021.

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

Cash and cash equivalents balances-

As of September 30, 2022, we had cash and cash equivalents with an aggregate balance of $17,096, a decrease from a balance of $260,590 as of December 31, 2021. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $243,494 net decrease in cash during the nine months ended September 30, 2022:

●	Operating activities:	$216,522 of net cash used in operating activities. Net cash used in operating activities was $216,522 and $558,494 for the nine months ended September 30, 2022 and 2021, respectively, an improvement in net cash used in operating activities of $341,972. The decrease in net cash used in operating activities was primarily the result of an increase in non-cash expenses including the discount amortization on debt and stock-based compensation, and an increase in accounts payable reflected in our cash flows from operating activities for the nine months ended September 30, 2022 compared to the same period in 2021.

●	Investing activities:	$1,179,977 of net cash used in investing activities. Cash used in investing activities was $1,179,977 for the nine months ended September 30, 2022 compared to $900,000 for the nine months ended September 30, 2021. We utilized funds during 2022 to acquire our membership interest in GMDOC and to drill the initial exploratory well pursuant to the Hugoton Gas Field participation agreement. We utilized funds during 2021 to acquire the Properties.

●	Financing activities:	$1,153,005 of net cash provided by financing activities. Cash provided by financing activities for the nine months ended September 30, 2022 was $1,153,005 compared to cash provided by financing activities of $1,457,614 for the nine months ended September 30, 2021. We raised a total of $1,200,000 from the issuance of convertible notes payable and $645,000 from the issuance of Series A Convertible Preferred Stock with detachable warrants during the nine months ended September 30, 2022. These financing cash inflows were offset by the repayment of $537,500 principal balance of convertible notes payable and the payment of dividends totaling $154,495 on the Series A Convertible Preferred Stock during the nine months ended September 30, 2022. The Company raised $1,929,089 through the issuance of Series A Convertible Preferred Stock and $100,000 in convertible notes payable, which was offset by the repayment of $453,539 principal balance of convertible debt and the payment of dividends totaling $117,936 on the Series A Convertible Preferred Stock during the nine months ended September 30, 2022.

The net result of these activities was a $243,494 decrease in cash and cash equivalents from $260,590 as of December 31, 2021 to $17,096 as of September 30, 2022.

Commitments:

Capital Expenditures. We had no material commitments for capital expenditures at September 30, 2022. However, we are required by the Hugoton Gas Field Farmout Agreement to drill at least three additional gas production wells in 2022 and 2023 in order to maintain the participation agreement. We drilled and completed the first Hugoton Gas Field production well in May 2022, which was connected to the pipeline and commenced production on August 17, 2022. We estimate that the expenses related to the drilling program to be approximately $300,000 for drilling and completion of each additional exploratory well.

Repayment of Debt. Debt obligations are comprised of the following at September 30, 2022:

September 30, 2022
Convertible notes payable:

8% convertible notes payable due October 29, 2022 (less discount of $27,191 as of September 30, 2022) (the 8% Note and the October 8% Notes) (in default)	$622,809
8% convertible notes payable due September 15, 2022 (the June 2022 Note) (in default)	350,000
8% convertible notes payable due June 29, 2022 (the May 2022 Notes) (in default)	312,500
3% convertible notes payable (the 3% Notes)	28,665

Total convertible notes payable	1,313,974
Less: Long-term portion	28,665
Convertible notes payable, short-term	$1,285,309

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2022 (October 1, 2022 through December 31, 2022)	$1,285,309
2023	—
2024	—
2025	—
2026	28,665
2027	—
Total	$1,313,974

Open Litigation.

The information regarding certain legal proceedings in which we are involved as set forth in Note 11 – Commitments and Contingencies of the Notes to the Condensed Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q).

Contractual Obligations

USNG Letter Agreement - Pursuant to the USNG Letter Agreement, the Company is required to pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore, there has been no payment or accrual liability relative to this cash fee provision through September 30, 2022.

Farmout Agreement to Explore and Develop Unconventional Gas and Brine Materials in the Hugoton Gas Field - On April 4, 2022, the Company acquired a 40% interest in a Farm-Out Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Farmout Agreement covers drilling and completion of up to 50 wells and the Company has joined three other entities in the Hugoton JV to explore for and develop potential oil, natural gas, noble gases and brine minerals on the properties underlying the Farmout Agreement Farm-Out Agreement.

The Hugoton JV will utilize Scout Energy Partner’s existing infrastructure assets, including water disposal, gas gathering and helium processing. In addition, the Farmout Agreement provides the Hugoton JV with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, located in Grant County, Kansas, which will enable the Hugoton JV to market and sell the helium produced at prevailing market prices. The first exploratory well was completed and commenced production on August 17, 2022 near Garden City, Kansas with encouraging initial flow rates of both natural gas and helium.

Inflation and Seasonality

Inflation has had a material effect on us during the past nine months ended September 30, 2022 and we do believe that inflation will continue to significantly impact our business during the remainder of 2022 and perhaps beyond. We do not believe that our business is seasonal in nature.

Our revenue from the sale of oil and gas has been substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine, which has restricted the world supply of oil and gas and thereby increasing the average WTI crude oil price. We expect this trend to continue during the remainder of 2022 and perhaps beyond.

In addition, our oil and gas lease operating expenses have been substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine, which has restricted the supply of production pipe and other materials used in the drilling and rework of oil and gas wells. In addition, experienced oil and gas service professionals have been in high demand in the oil and gas service sector and thereby increasing the cost of oil and gas well services. We expect this trend to continue during the remainder of 2022 and perhaps beyond.

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

Note 1 – Going Concern Analysis - In accordance with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financials are issued. When management identifies conditions or events that raise substantial doubt about their ability to continue as a going concern it should consider whether its plans to mitigate those relevant conditions or events will alleviate the substantial doubt. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of management’s plans, the entity should disclose information that enables user of financial statements to understand the principal events that raised the substantial doubt, management’s evaluation of the significance of those conditions or events, and management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate, which raised substantial doubt about our ability to continue as a going concern within the next year, but such doubt was not adequately mitigated by our plans to address the substantial doubt as disclosed in Note 1 of the Notes to the Condensed Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q).

Note 2 – Oil and Gas Properties and Equipment – The allocation of the purchase price for the acquisition of the Properties and the estimated useful lives assigned to the related equipment purchased.

In addition, the accounting for, and disclosure of, oil and gas producing activities require that we choose between two alternatives under accounting principles generally accepted in the United States (“GAAP”): the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, were zero through September 30, 2022, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

Note 3 – Investment in unconsolidated subsidiary – GMDOC - The Company’s investment in its unconsolidated subsidiary - GMDOC requires that the Company assess its control over the operations of GMDOC.

The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee, GMDOC. Management’s judgment regarding its level of influence over the operations of GMDOC included considering key factors such as the Company’s ownership interest, legal form of the investee, its’ lack of participation in policy-making decisions and its’ lack of control over the day-to-day operations of GMDOC.

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

Note 6 – Stock Options - The Company follows the fair value recognition provisions of Accounting Standards Codification (“ASC”) 718. Stock-based compensation expense is recognized in the financial statements for granted, modified, or settled stock options based on estimated fair values. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility and expected dividends. These estimates involve inherent uncertainties and the application of management judgment.

Note 7 – Warrants - The Company has issued various debt and equity securities (including detachable warrants) that require the Company to estimate the fair value of the debt, its embedded features and any related detachable warrants or other equity-related securities issued. Management must make significant assumption/estimates in order to allocate the proceeds of the issuance of the convertible debt securities between its debt and equity components.

Note 8 – Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which the Company is involved is set forth in Note 11, Commitments and Contingencies – Litigation of the Notes to the Condensed Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q), and such information is incorporated by reference into this Item 1.

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

August/September 2022 Issuances – During August and September 2022 the Company entered into a securities purchase agreements with three accredited investors providing for an aggregate investment of $145,000 by the investors for the issuance by the Company of (i) 1,450 shares of the August/September 2022 Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share; and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 483,332 shares of Common Stock at an exercise price of thirty cents ($0.30) per share, subject to customary adjustments thereunder. The Series A Convertible Preferred Stock is convertible into an aggregate of up to 453,125 shares of Common Stock. The holders of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrant. Net proceeds from the issuance of Series A Convertible Preferred Stock totaled $145,000. The Company used the proceeds of the August/September 2022 Series A Convertible Preferred Stock offering to pay-off the outstanding convertible notes payable and for general working capital purposes.

The holders of the August/September 2022 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its August/September 2022 Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued preferred dividends totaling $1,403 and $-0- relative to the August/September 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the nine months ended September 30, 2022 and 2021, respectively.

The Company did not engage in general solicitation or advertising with regard to the issuance and sale of the August/September 2022 Series A Convertible Preferred Stock and the related warrants. The investors who participated in the August/September 2022 Series A Convertible Preferred Stock offering represented that they are either: (i) an “accredited investor” as defined in Rule 501(a)(1), (a)(2), (a)(3), (a)(7) or (a)(8) under the Securities Act, or (ii) a “qualified institutional buyer” as defined in Rule 144A(a) under the Securities Act, and purchased the August/September 2022 Series A Convertible Preferred Stock and any related warrants for investment and not with a view to distribution. The August/September 2022 Series A Convertible Preferred Stock and any related warrants were issued and sold by the Company in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

8% Convertible Notes Payable due June 29, 2022 (the May 2022 Notes) (in default)

The Company is currently in default on its May 2022 Notes. The Company paid half of the May 2022 Notes principal balance upon its maturity on June 29, 2022 and an additional $112,500 in September 2022 and the remaining balance remains due and payable and is therefore in technical default. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

8% Convertible Notes Payable due September 15, 2022 (the June 2022 Note) (in default)

The Company is currently in default on its June 2022 Note. The June 2022 Note has matured and therefore the remaining unamortized discount relative to the June 2022 Notes was $-0- as of September 30, 2022. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

8% Convertible Notes Payable due October 29, 2022 (the 8% Note and the October 8% Notes) (in default) –

The Company did not pay the principal balance due on these Convertible Notes upon their maturity on October 29, 2022 and the remaining balance remains due and payable and is therefore in technical default. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(c) Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada on December 7, 2021 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed by American Noble Gas Inc on December 13, 2021.)

3.2	Bylaws of American Noble Gas Inc., adopted effective October 22, 2021 (Incorporated by reference to Exhibit 3.4 of the Current Report on Form 8-K filed by American Noble Gas Inc on December 13, 2021.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

American Noble Gas Inc

By:	/s/ Stanton E. Ross	Dated: November 17, 2022
Stanton E. Ross
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Daniel F. Hutchins	Dated: November 17, 2022
Daniel F. Hutchins
Chief Financial Officer
(Principal Financial and Accounting Officer)

