Form 10-K
period 2022-12-31
AMERICAN NOBLE GAS, INC.
filed 2023-05-15
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(913) 948-9512

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
—	—	—

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001	AMNI	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the Registrant’s common equity held by non-affiliates, computed by reference to the closing price on June 30, 2022 ($0.30 per share) was $3,942,756.

The number of shares of our common stock issued and outstanding as of May 8, 2023 was 22,424,515.

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

As used in this Annual Report on Form 10-K, “AMGAS,” the “Company,” “we,” “us” and “our” refer collectively to American Noble Gas Inc., its predecessors and subsidiaries or one or more of them as the context may require.

Part I

Item 1. Business.

DESCRIPTION OF BUSINESS

The financial statements contained in this Annual Report on Form 10-K as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of December 31, 2022.

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

Central Kansas Uplift

On April 1, 2021, we completed the acquisition of the Central Kansas Uplift Properties, for a purchase price of $900,000. The Central Kansas Uplift Properties include production and mineral rights/leasehold for oil and gas properties, subject to overriding royalties to third parties, in the Central Kansas Uplift geological formation covering approximately 11,000 contiguous acres (the “Properties”). The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce oil from the Reagan Sand zone at an approximate depth of 3,600 feet.

We commenced with certain rework to the existing production wells after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results, and we have yet to determine the possibility of commercializing the noble gas reserves on the Properties. We plan to assess  the Properties’ existing oil and gas reserves, including the exploration for the existence of new oil and gas zones and other mineral reserves, in particular the noble gases, that the Properties may hold.

During the year ended December 31, 2022, the Company changed its strategy regarding the Central Kansas Uplift considering the reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of December 31, 2022 and is considering the deepening of the conventional wells on the property to explore for helium and other noble gases that may be present in deeper producing zones. Accordingly, the Company has recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of December 31, 2022.

Hugoton Gas Field Farm-Out

On April 4, 2022, the Company acquired a 40% participation in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor (“Scout”) with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Company has joined three other parties to explore for and develop potential oil, natural gas, noble gases and brine minerals on the properties underlying the Farmout Agreement (collectively the “Hugoton JV”).

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

The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial exploratory well was spud on May 7, 2022 near Garden City, Kansas, with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves. The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well was connected to the pipeline and commenced commercial production and sale of natural gas, natural gas liquids and helium on August 17, 2022. The Company is continuing to evaluate the initial flows of both natural gas, natural gas liquids and helium to determine its plan for additional wells on the farmout.

The Company performed the ceiling test to assess potential impairment of the capitalized costs relative to its Hugoton Gas Field Project. The ceiling test indicated an impairment charge of $192,762 was required to reduce the total capitalized costs to $88,687 as of December 31, 2022. Accordingly, the Company has recorded an impairment charge of $192,762 to reduce the capitalized tangible and intangible costs related to its Hugoton Gas Field properties to $88,687 as of December 31, 2022.

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

GMDOC had previously acquired 70% of the working interests (the “Acquisition”) in certain oil and gas leases (the “GMDOC Leases”) from Castelli Energy, L.L.C., an Oklahoma limited liability company (“Castelli”). The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC Leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis.

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

Pursuant to the USNG Letter Agreement, the Company will pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore, there has been no payment or accrual liability relative to this cash fee provision through December 31, 2022.

The USNG Letter Agreement has an initial term of 5 years, which shall thereafter continue for successive one-year periods, provided that there is no uncured breach, unless otherwise terminated by either party upon a written notice of intent to non-renew.

In consideration for the consulting services to be rendered and pursuant to the terms of the USNG Letter Agreement, the Company issued warrants to purchase, in the aggregate, 2,060,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of fifty ($0.50) to three of USNG’s principal consultants and four third-party service providers. The Company also issued warrants to purchase, in the aggregate, 1,200,000 shares of Common Stock at fifty cents ($0.50) per share exercise price to three members of the Board of Advisors (as defined in the USNG Letter Agreement). The Company granted a total of 3,260,000 warrants to purchase its Common Stock with an exercise price of fifty cents ($0.50) per share in connection with the USNG Letter Agreement and the arrangements described therein. The warrants expire five years after the date of the USNG Letter Agreement.

Recent Developments

Designation of Series B Convertible Preferred Stock

On May 3, 2023, the Company filed the Certificate of Designation (the “Certificate of Designation”) with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”), establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Convertible Preferred Stock). The Certificate of Designation became effective upon filing with the Nevada Secretary of State.

Pursuant to the provisions of the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock (the “Certificate of Designation”) the Company is authorized to issue up to 30,000 shares of Series B Preferred from time to time with a Stated Value/Liquidation Value of $100 per share. Each share of Series B Preferred Stock is convertible, at the option of the holders thereof, at any time, subject to certain beneficial ownership limitations, into shares of Common Stock determined on a per share basis by dividing the Stated Value of such share of Preferred Stock (as such term is defined in the Certificate of Designation) by the Conversion Price (as such term is defined in the Certificate of Designation), which Conversion Price is subject to certain adjustments. In addition, the Certificate of Designation also provides for the payment of dividends, in (I) cash, or (ii) shares of Common Stock, to the holders of the Series B Preferred Stock, of 8% per annum, based on the Stated Value, until the earlier of (i) the date on which the shares of Series B Preferred Stock are converted to Common Stock or (ii) date the Company’s obligations under the Certificate of Designation have been satisfied in full. The shares of Series B Preferred Stock also (i) vote on an as-converted to Common Stock basis, subject to certain beneficial ownership limitations, (ii) are redeemable at the option of the Company at any time, (iii) rank senior to the Common Stock and any class or series of capital stock created after the Series B Preferred Stock and (iv) have a special preference upon the liquidation of the Company.

Issuance of Series B Convertible Preferred Stock

May 2023 Issuance - On May 4, 2023, the Company entered into a securities purchase agreement with three (3) accredited investors providing for an aggregate investment of $750,000 by the investors for the issuance by the Company to them of (i) 7,500 shares of Series B Convertible Preferred Stock with a stated/liquidation value of $100 per share (the “May 2023 Series B Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 15,000,000 shares of Common Stock at an exercise price of five ($0.05) cents per share, subject to customary adjustments thereunder. The 7,500 shares of May 2023 Series B Convertible Preferred Stock are convertible into an aggregate of up to 15,000,000 shares of Common Stock. Holders of the warrants may exercise the warrants by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrants. The Company intends to use the proceeds of the May 2023 Series B Convertible Preferred Stock offering for development of Hugoton Gas Field and Central Kansas Uplift Properties and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the May 2023 Series B Convertible Preferred Stock transaction, to register the shares of Common Stock issuable upon the conversion of the May 2023 Series B Convertible Preferred Stock and the common stock underlying the warrants. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the closing of issuance of the May 2023 Series B Convertible Preferred Stock.

On May 5, 2022, Ozark Capital, LLC (“Ozark”) acquired 2,500 shares of Series B Preferred Stock (convertible into 5,000,000 shares of Common Stock), together with warrants to acquire 5,000,000 shares of Common Stock at five cents ($0.05) per share for a total cash contribution of $250,000. Ozark and its affiliates hold over 10% of the shares of the Company’s Common Stock as of December 31, 2022. Accrued dividends on the Class A Convertible Preferred Stock attributable to Ozark were $11,080 and $8,523 for the years ended December 31, 2022 and 2021, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $5,601 and $ — relative to Ozark’s Series A Preferred Stock as of December 31, 2022 and 2021, respectively.

The Securities Purchase Agreement also contains customary representations, warranties and agreements of the Company and the Investors and customary indemnification rights and obligations of the parties thereto.

Resignation and Appointment of Officers

Resignation of Stanton E. Ross- On May 5, 2023, in connection with the closing of the May 2023 Series B Convertible Preferred Stock, Stanton E. Ross, the Company’s Chief Executive Officer and President, resigned from his positions with the Company.

Resignation of Daniel F. Hutchins- On May 5, 2023, in connection with the closing of the May 2023 Series B Convertible Preferred Stock, Daniel F. Hutchins, the Company’s Chief Financial Officer, resigned from his position with the Company.

Appointment of Thomas J. Heckman as Chief Executive Officer and Chief Financial Officer- On May 2, 2023, in connection with the anticipated closing of the May 2023 Series B Convertible Preferred Stock the Company’s Board of Directors appointed Thomas Heckman to the positions of Chief Executive Office and Chief Financial Officer of the Company to replace Mr. Ross and Mr. Hutchins, effective May 5, 2023.

Issuance of Series A Convertible Preferred Stock

March 2021 Issuance - On March 26, 2021, the Company entered into a securities purchase agreement with five (5) accredited investors providing for an aggregate investment of $2,050,000 by the investors for the issuance by the Company to them of (i) 22,776 shares of Series A Convertible Preferred Stock, par value $0.001 per share with a stated/liquidation value of $100 per share (the “March 2021 Series A Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 5,256,410 shares of Common Stock at an exercise price of thirty-nine ($0.39) per share, subject to customary adjustments thereunder. The March 2021 Series A Convertible Preferred Stock is convertible into an aggregate of up to 7,117,500 shares of Common Stock. Holders of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrants. Net proceeds from the issuance of March 2021 Series A Convertible Preferred Stock totaled $1,929,089 after deducting the placement agent fee and other expenses of the offering. The Company used the proceeds of the March 2021 Series A Convertible Preferred Stock offering to complete the acquisition and development of the Properties, to pay-off certain outstanding convertible notes payable (see Note 4) and for general working capital purposes.

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

The Company has accrued preferred dividends totaling $199,300 and $174,449 relative to the March 2021 Series A Convertible Preferred Stock which was charged to additional paid in capital during the years ended December 31, 2022 and 2021, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $44,805 and $— relative to the March 2021 Series A Convertible Preferred Stock as of December 31, 2022 and 2021, respectively.

The holders of March 2021 Series A Convertible Preferred Stock exercised their rights to convert a total of 3,000 shares of March 2021 Series A Convertible Preferred Stock into 937,500 shares of Common Stock during the year ended December 31, 2022. The holders exercised their rights to convert a total of 700 shares of March 2021 Series A Convertible Preferred Stock into 218,750 shares of Common Stock during the year ended December 31, 2021.

On March 26, 2021, Ozark acquired 1,111 shares of March 2021 Series A Convertible Preferred Stock (convertible into 347,188 shares of Common Stock), together with warrants to acquire 256,410 shares of Common Stock at fifty cents ($0.50) per share for a total cash of $100,000. Ozark and its affiliates hold over 10% of the shares of the Company’s Common Stock as of December 31, 2022. Accrued dividends attributable to Ozark Capital, LLC were $11,080 and $8,523 for the years ended December 31, 2022 and 2021 respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $2,800 and $— relative to the Ozarks Series A Convertible Preferred Stock as of December 31, 2022 and 2021, respectively.

All holders of the March 2021 Series A Convertible Preferred Stock, including Ozark, have agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days’ advance notice to the Company.

The holders converted a total of 3,000 and 700 shares of Series A Preferred Stock into common stock during the years ended December 31, 2022 and 2021, respectively.

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

The Company has accrued preferred dividends totaling $27,260 and $-0- relative to the June 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the years ended December 31, 2022 and 2021, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $27,260 and $ — relative to the June 2022 Series A Convertible Preferred Stock as of December 31, 2022 and 2021, respectively.

There were no conversions during the years ended December 31, 2022 and 2021.

August/September 2022 Issuances – During August and September 2022, the Company entered into a securities purchase agreement with three accredited investors providing for an aggregate investment of $145,000 by the investors for the issuance by the Company of (i) 1,450 shares of Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share (the “August/September 2022 Series A Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 483,332 shares of Common Stock at an exercise price of thirty ($0.30) per share, subject to customary adjustments thereunder. The August/September 2022 Series A Convertible Preferred Stock is convertible into an aggregate of up to 453,125 shares of Common Stock. The holders of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrant. Net proceeds from the issuance of the August/September 2022 Series A Convertible Preferred Stock totaled $145,000. The Company used the proceeds of the August/September 2022 Series A Convertible Preferred Stock offering to pay-off certain outstanding convertible notes payable and for general working capital purposes.

The holders of the August/September 2022 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its August/September 2022 Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued preferred dividends totaling $5,059 and $-0- relative to the August/September 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the years ended December 31, 2022 and 2021, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $5,059 and $ — relative to the August/September 2022 Series A Convertible Preferred Stock as of December 31, 2022 and 2021, respectively.

There were no conversions during the years ended December 31, 2022 and 2021.

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

The Company did not pay the principal balance due on the June 2022 Note upon its maturity on September 15, 2022 and the remaining balance remains due and payable and is therefore in technical default as of December 31, 2022.

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including the June 2022 Note), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

The Company has accrued default interest aggregating $8,208 as of December 31, 2022 related to the repayment default on these notes.

8% Convertible Notes Payable due June 29, 2022 (in default) - The Company entered into a securities purchase agreement with two accredited investors for the Company’s 8% convertible notes payable due June 29, 2022 (the “May 2022 Notes”), with an aggregate principal amount of $850,000. The May 2022 Notes are, subject to certain conditions, convertible into an aggregate of 2,125,000 shares of Common Stock, at a price of forty cents ($0.40) per share. The Company also issued an aggregate of 425,000 shares of Common Stock as commitment shares (“Commitment Shares” and, together with the May 2022 Notes and Conversion Shares, the “Securities”) to the investors as additional consideration for the purchase of the May 2022 Notes. The closing of the offering of the Securities occurred on May 13, 2022, when the Investors purchased the Securities for an aggregate purchase price of $850,000. The Company has also granted the investors certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the investors of the Conversion Shares. The proceeds of this offering of Securities was used to purchase the Company’s membership interests in GMDOC.

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

The Company paid half of the May 2022 Notes principal balance upon its maturity on June 29, 2022 and an additional $112,500 in September 2022 and the remaining balance remains due and payable and is therefore in technical default. With respect to the two May 2022 Notes with an aggregate outstanding principal balance of $312,500 as of December 31, 2022 the Company has reached an agreement with the two investors. The Company has accrued default interest aggregating $69,183 as of December 31, 2022 related to the repayment default on these May 2022 Notes. On January 10, 2023, the Company amended each of those Nay 2022 Notes by entering into a letter agreement between the investors and the Company (the “Letter Agreement”). The Letter Agreement modifies the terms of the May 2022 Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

8% Convertible Notes Payable due October 29, 2022 (in default) - On August 30, 2021, the Company issued to an accredited investor (the “8% Note Investor”) an unsecured convertible note payable due October 29, 2022 (the “8% Note”), with an aggregate principal face amount of approximately $100,000. The 8% Note is, subject to certain conditions, convertible into an aggregate of 200,000 shares of Common Stock, at a price of fifty cents ($0.50) per share. The Company also issued a five and one half-year Common Stock purchase warrant to purchase up to 200,000 shares of Common Stock at an exercise price of fifty cents ($0.50) per share, subject to customary adjustments (the “8% Note Warrant”) which are immediately exercisable. The 8% Note Investor purchased the 8% Note and 8% Note Warrant from the Company for an aggregate purchase price of $100,000 and the proceeds were used for general working capital purposes. The Company also granted the 8% Note Investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the 8% Note Warrant and the conversion of the 8% Note unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date.

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

The Company did not pay the principal balance due on the 8% Notes and the October 8% Notes upon their maturity on October 29, 2022 and the remaining balance remains due and payable and is therefore in technical default as of December 31, 2022. With respect to the two October 8% Notes with an outstanding aggregate principal balance of $550,000 as of December 31, 2022, the Company has reached an agreement with the two Investors. On January 10, 2023, the Company amended each of those notes by entering into a letter agreement between the Investors and the Company. The Letter Agreement modifies the terms of the notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including $100,000 principal balance of the 8% Note), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into the New Note, exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

The Company has accrued default interest aggregating $138,680 as of December 31, 2022 related to the repayment default on these notes.

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

Principal Executive Offices

Our principal executive offices are located at 15612 College Boulevard, Lenexa, Kansas 66215. Our telephone number is (913) 948-9512. Our website is https://www.amnoblegas.com/. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Business Strategy

Our 2022 and 2021 operating objectives have been focused on the resolution of outstanding and older obligations, some of which were in default, and the acquisition of mineral rights to properties primarily in Kansas that may hold commercial reserves of oil, gas, noble gas and rare earth minerals.

Resolution of outstanding and older obligations

The Company has spent considerable time and resources negotiating and settling older outstanding obligations during 2022 and 2021. During the years ended December 31, 2022 and 2021, the Company recorded gains on the extinguishment of liabilities through negotiation of settlements with certain creditors and through the operation of law.

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

Our business strategy includes highly competitive oil and natural gas exploration, development and production and the exploration and development of noble gas and rare earth minerals. We face intense competition from a large number of independent exploration and development companies as well as major oil and gas companies in a number of areas, such as obtaining the capital necessary to pursue the development of our recently acquired Kansas Oil and Gas Properties and the Hugoton Gas Field. We may find it difficult to acquire the services, equipment, labor and materials necessary to explore, operate and develop those properties with the intense competition in our industry. Most of our competitors have financial and technological resources substantially exceeding those available to us. We cannot be sure that we will be successful in developing and operating profitably the Properties and the Hugoton Gas Field in the face of this competition.

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

Employees

As of December 31, 2022 we had two employees, our Chief Executive Officer and Chief Financial Officer, whose compensations have primarily been in the form of restricted stock grants. Recurring cash salaries for our employees were suspended effective January 1, 2018. During 2021, our Chief Executive Officer was awarded a cash bonus of $30,000. We also use outside contractors to perform services.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

This section contains an explanation and detail of some of the relevant project groupings from our overall inventory of projects and prospects. In 2022 and 2021, we continued to implement our strategy to acquire and develop oil producing properties in the continental United States. In that regard, we acquired oil and gas leases the Properties of approximately 11,000 acres located in Central Kansas Uplift and acquired an interest in Hugoton Gas Field.

Central Kansas Uplift - On April 1, 2021, we completed the acquisition of the Central Kansas Uplift Properties., for a purchase price of $900,000. The Central Kansas Uplift include the production and mineral rights/leasehold for oil and gas properties, subject to overriding royalties to third parties, in the Properties, located in Central Kansas Uplift geological formation covering over 11,000 contiguous acres. The purchase of the Properties included the existing production equipment, infrastructure and ownership of 11 square miles of existing 3-D seismic data on the acreage. The Properties include a horizontal producing well, horizontal saltwater injection well, conventional saltwater disposal well and two conventional vertical producing wells, which currently produce from the Reagan Sand Zone with an approximate depth of 3,600 feet.

We commenced rework to the existing production wells after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results, and we have yet to determine the possibility of commercializing the noble gas reserves on the Properties. We plan to assess the Properties existing oil and gas reserves, including the exploration for the existence of new oil and gas zones and other mineral reserves, in particular the noble gas reserves, that the Properties may hold.

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

The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial exploratory well was spud on May 7, 2022 near Garden City, Kansas, with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves. The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well was connected to the pipeline and commenced commercial production and sale of natural gas, natural gas liquids and helium on August 17, 2022. The Company is continuing to evaluate the initial flows of both natural gas, natural gas liquids and helium to determine its plan for additional wells on the farmout.

Proved Reserves Reporting

The following tables summarize the net ownership interest in the proved oil and gas reserves and the standardized measure of discounted future net cash flows related to the proved oil and gas reserves of the Properties. The estimates were prepared by the Company based on the reserve reports prepared for the Company for the year ended December 31, 2022 and 2021. The standardized measure presented here excludes income taxes as the tax basis for the Properties is not applicable due to the substantial net operating loss carryforwards available to the Company on a go-forward basis. The proved oil and gas reserve estimates and other components of the standardized measure were determined in accordance with the authoritative guidance of the Financial Accounting Standards Board and the SEC.

Proved Oil and Gas Reserve Quantities

Proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. The net proved oil and gas reserves and changes in net proved oil and gas reserves attributable to the Properties with respect to crude oil, and the Hugoton Gas Field which produces natural gas, natural gas liquids and helium all of which are located in the state of Kansas, are summarized below:

	Crude Oil Barrels	Natural Gas MCF (Thousand Cubic Feet)	Natural Gas Liquids Gallons	Helium Gas MCF (Thousand Cubic Feet)
Proved developed reserves:
At January 1, 2021
In-place proved developed reserves acquired	26,185	—	—	—
Extensions and discoveries	—	—	—	—
Revisions of previous estimates	—	—	—	—
Production	(3,123)	—	—	—
Proved developed reserves - at December 31, 2021	23,062	—	—	—

Proved undeveloped reserves:
At January 1, 2021	—	—	—	—
In-place proved developed reserves acquired	403,210	—	—	—
Extensions and discoveries	—	—	—	—
Revisions of previous estimates	—	—	—	—
Production	—	—	—	—
Proved undeveloped reserves - at December 31, 2021	403,210	—	—	—

Proved developed and undeveloped reserves:
At January 1, 2021	—	—	—	—
In-place proved developed reserves acquired	429,395	—	—	—
Extensions and discoveries	—	—	—	—
Revisions of previous estimates	—	—	—	—
Production	(3,123)
Proved developed and undeveloped reserves – at December 31, 2021	426,272	—	—	—

Proved developed reserves:
At January 1, 2022	23,062	—	—	—
In-place proved developed reserves acquired	—	—	—	—
Extensions and discoveries	—	31,445	86,656	217
Revisions of previous estimates	(21,842)	—	—	—
Production	(1,220)	(9,301)	(19,937)	(15)
Proved developed reserves - at December 31, 2022	—	22,144	66,719	202

Proved undeveloped reserves:
At January 1, 2022	403,210	—	—	—
In-place proved developed reserves acquired	—	—	—	—
Extensions and discoveries	—	—	—	—
Revisions of previous estimates	(403,210)	—	—	—
Production	—	—	—	—
Proved undeveloped reserves - at December 31, 2022	—	—	—	—

Proved developed and undeveloped reserves:
At January 1, 2022	426,272	—	—	—
In-place proved developed reserves acquired	—	—	—	—
Extensions and discoveries	—	31,445	86,656	217
Revisions of previous estimates	(425,052)	—	—	—
Production	(1,220)	(9,301)	(19,937)	(15)
Proved developed and undeveloped reserves – at December 31, 2022	—	22,144	66,719	202

Standardized Measure

The standardized measure of discounted future net cash flows before income taxes related to the proved oil and gas reserves of the Properties is as follows:

	December 31,
	2022	2021
Future cash inflows	$186,158	$21,955,464
Future production costs	(89,815)	(2,698,409)
Future development costs	—	(4,450,000)
		—
Future net cash flows	96,343	14,807,055
Less 10% annual discount to reflect timing of cash flows	(7,656)	(11,166,405)

Standard measure of discounted future net cash flows	$88,687	$3,640,650

Requirements for oil and gas reserve estimation and disclosure require that reserve estimates and future cash flows be based on the average market prices for sales of oil and gas on the first calendar day of each month during the year. The average prices used for the year ended December 31, 2022 and 2021 under these rules were $94.14 and $66.34 for crude oil, respectively. The average prices used for the year ended December 31, 2022 under these rules were $5.84 per one thousand cubic feet (or “MCF”) for natural gas and $0.76 per gallon for natural gas liquids and $260.01 per MCF for helium, respectively.

Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. As mentioned above, the standardized measure presented here does not include the effects of income taxes as the tax basis for the Properties due to the substantial tax net operating loss carryforwards available to the Company which makes its use non-applicable on a go-forward basis. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair value of the Company’s Properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in oil and gas reserve estimates.

Production, Prices and Production Costs

We began production of crude oil in April 2021 following the acquisition of the Properties.

The Hugoton Gas Field initial exploratory well was spud on May 7, 2022 near Garden City, Kansas with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves. The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well was connected to the pipeline and commenced commercial production and sale of natural gas, natural gas liquids and helium on August 17, 2022. The Company is continuing to evaluate the initial flows of both natural gas, natural gas liquids and helium to determine its plan for additional wells on the farmout.

Significant Fields

The Company principally operates two oil and natural gas production for fields

1.	The Properties in the Central Kansas Uplift represents our only producing oil field is which produces primarily crude oil in the Otis Albert Field from the Reagan Sand Zone at a depth of 3,600 feet.
2.	The Hugoton Gas Field represe4nts our only producing natural gas, natural gas liquids and helium.

Production and Price History

The Company produced approximately 1,220 and 1,165 barrels of crude oil during the years ended December 31, 2022 and 2021 respectively from the Properties which had a total of three producing wells. We received an average price per barrel of crude oil sold of $96.87 and $67.84 per barrel for the years ended December 31, 2022 and 2021, respectively.

The Company produced approximately 12,183 MCFs of natural gas, 26,749 gallons of natural gas liquids and 67 MCFs of helium for the year ended December 31, 2022 from its initial pilot well that was completed and began commercial production/sale on August 17, 2022 in the Hugoton Gas Field.

Production wells

The following table sets forth the number of production wells in which the Company owned working interests as of December 31, 2022 and 2021. We utilize a third-party licensed operator to operate all of our wells. Productive wells consist of producing wells and wells capable of producing, including oil wells awaiting connection to production facilities to commence deliveries. The Company owns 100% of the working interest in all production wells as of December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Kansas Properties:
Conventional production wells	2	2
Horizontal production wells	1	1
Hugoton Gas Field:
Conventional production wells	1	—

Total production wells	4	3

Drilling activity

The Company drilled one new well during the year ended December 31, 2022 and no new wells during the year ended December 31, 2021. The new well was drilled in the Hugoton Gas Field. The Company produced approximately 12,183 MCFs of natural gas, 26,749 gallons of natural gas liquids and 67 MCFs of helium for the year ended December 31, 2022 from its initial pilot well that was completed and began commercial production/sale on August 17, 2022 in the Hugoton Gas Field.

Costs Incurred in Oil and Gas Activities

Costs incurred during the years ended December 31, 2022 and 2021 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

	Year Ended December 31,
	2022	2021
Property acquisition costs:
Proved	$—	$—
Unproved	—	—
Total property acquisition costs		—
Development costs	—	272,799
Exploration costs	288,366	—

Total costs	$288,366	$272,799

During the year ended December 31, 2022, the Company incurred $288,366 of exploration costs when it drilled its pilot well in the Hugoton Gas Field which was successfully completed and is producing and selling commercial quantities of natural gas, natural gas liquids and helium. During the year ended December 31, 2021, the Company incurred $272,799 in development costs on the Kansas Oil & Gas Properties in 2021 primarily to assess the potential of noble gas and rare earth mineral reserves. Such exploration included noble gases such as helium and argon and rare earth minerals included bromine, lithium and iodine. The Company is assessing the results of such tests to determine whether commercial amounts of reserves exist that can be profitably extracted on the Properties.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

	December 31, 2022	December 31, 2021
Central Kansas Uplift - Oil and gas production equipment	$913,425	$913,425
Hugoton Gas Field - Oil and gas production equipment	96,831	—
Central Kansas Uplift – Leasehold costs	15,225	—
Hugoton Gas Field – Leasehold costs	191,535

Subtotal	1,217,016	913,425
Less: Accumulated impairment	(905,574)	—
Less: Accumulated depreciation, depletion and amortization	(222,755)	(92,502)
Oil and gas properties and equipment, net	$88,687	$820,923

The $288,366 exploration costs relative the Hugoton Gas Field pilot well during the year ended December 31, 2022 was allocated to proved oil and gas properties with $191,535 to leasehold costs and $96,831 representing tangible equipment. The $913,425 acquisition price of the Properties in 2021 was allocated to tangible equipment and seismic data acquired as part of the acquisition.

During the year ended December 31, 2022, the Company changed its strategy regarding the Central Kansas Uplift considering the reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of December 31, 2022 and is considering the deepening of the conventional wells on the property to explore for helium and other noble gases that may be present in deeper producing zones. Accordingly, the Company has recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of December 31, 2022.

The Company performed the ceiling test to assess potential impairment of the capitalized costs relative to its Hugoton Gas Field Project. The ceiling test indicated an impairment charge of $192,762 was required to reduce the total capitalized costs to $88,687 as of December 31, 2022. Accordingly, the Company has recorded an impairment charge of $192,762 to reduce the capitalized tangible and intangible costs related to its Hugoton Gas Field properties to $88,687 as of December 31, 2022.

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2022 and 2021, costs by year that the costs were incurred, are as follows:

Year Ended December 31,	Amount
2022	$—
2021	—
2020	—
Prior	—
Total costs not being amortized	$—

Acreage Data

The following table sets forth the approximate gross and net acres of developed and undeveloped oil and gas leases we held as of December 31, 2022.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net

Onshore U.S. – Otis Albert Field of the Properties	640	640	10,360	10,360
Onshore U.S. – Hugoton Gas Field	180	72	400,000	160,000
Total	820	712	410,360	170,360

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

Pending satisfactory performance of the performance obligations and their acceptance by the State of Texas, the Company’s officers have potential liability regarding the above matter, and the Company officers are held personally harmless by indemnification provisions of the Company. Therefore, to the extent they might actually occur, these liabilities are the obligations of the Company. Management estimates that the liabilities associated with this matter will not exceed $780,000, calculated as $30,000 for each of the 26 Infinity-Texas operated wells. This related liability, less the payment made to the State of Texas in 2012 in the amount of $45,103, is included in the asset retirement obligation on the accompanying balance sheets, which management believes is sufficient to provide for ultimate resolution of this dispute.

●	On September 26, 2014, Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Concessions. Cambrian provided these services pursuant to a master consulting agreement with AMGAS, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable which management believes is sufficient to provide for ultimate resolution of this dispute.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by a letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. Torrey and the Company entered into a consulting agreement, pursuant to which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contended that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contended that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2022 and 2021, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market and Price Range of Common Stock

Shares of our Common Stock are traded on the OTCQB Venture Tier Market (OTCQB) under the symbol “AMNI”. Prior to January 20, 2023, our Common Stock was quoted for trading on the OTCQB under the symbol “IFNY”. The following table sets forth the high and low closing bid prices for AMGAS’s Common Stock as reported by the OTCQB. The closing price of our Common Stock on May 11, 2023 was $0.05 per share. The quotations reflect interdealer bid prices without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2022	High	Low
1st Quarter	$0.49	$0.28
2nd Quarter	$0.61	$0.25
3rd Quarter	$0.35	$0.09
4th Quarter	$0.20	$0.08

Year Ended December 31, 2021	High	Low
1st Quarter	$0.40	$0.09
2nd Quarter	$0.35	$0.15
3rd Quarter	$0.35	$0.21
4th Quarter	$0.69	$0.28

Holders of Common Stock

At December 31, 2022, there were approximately 161 stockholders of record of our Common Stock.

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

Holders of Series A Convertible Preferred Stock are entitled to receive the payment of 10% per annum cumulative dividends, in (i) cash, or (ii) shares of Common Stock, based on the stated/liquidation value of the Series A Convertible Preferred Stock. The holders of such Series A Convertible Preferred Stock earned dividends in 2022 of $231,619 and $174,449 in 2021.

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

As of December 31, 2022, an aggregate 5,500,000 shares were available for future grants under the 2021 Plan and the 2015 Plan. All other Plans have now expired.

The following table sets forth certain information regarding our stock option plans as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	—	$—	5,500,000
Option grants not issued under a plan approved by stockholders	1,442,000	2.38	n/a
Total	1,442,000	$2.38	5,500,000

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

The note has matured and therefore the remaining unamortized discount relative to the June 2022 Notes was $-0- as of December 31, 2022.

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including the June 2022 Note), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

In May 2022 the Company entered into a securities purchase agreement with two accredited investors (the “Investors”) for the Company’s 8% convertible notes payable due June 29, 2022 (the “May 2022 Notes”), with an aggregate principal amount of $850,000. The May 2022 Notes are, subject to certain conditions, convertible into an aggregate of 2,125,000 shares of Common Stock, at a price of forty cents ($0.40) per share. The Company also issued an aggregate of 425,000 shares of Common Stock as commitment shares (“Commitment Shares” and, together with the May 2022 Notes and Conversion Shares, the “Securities”) to the Investors as additional consideration for the purchase of the May 2022 Notes. The closing of the offering of the Securities occurred on May 13, 2022, when the Investors purchased the Securities for an aggregate purchase price of $850,000. The Company has also granted the Investors certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the Investors of the Conversion Shares. The proceeds of this offering of Securities were used to purchase the Company’s membership interests in GMDOC.

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

With respect to the two May 2022 Notes with an aggregate outstanding principal balance of $312,500 as of December 31, 2022 the Company has reached an agreement with the two Investors. On January 10, 2023, the Company amended each of those notes by entering into a letter agreement between the Investors and the Company. The Letter Agreement modifies the terms of the notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

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

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following information should be read in conjunction with the Financial Statements and Notes presented elsewhere in this Annual Report on Form 10-K. See Note 1 – “Summary of Significant Accounting Policies,” to the Financial Statements for the Years Ended December 31, 2022 and 2021.

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

We commenced rework of the existing production wells after completion of the acquisition of the Properties and have performed testing and evaluation of the existence of noble gas reserves on the Properties including helium, argon and other rare earth minerals/gases. Testing of the Properties for noble gas reserves has provided encouraging but not conclusive results and we have yet to determine the possibility of commercializing the noble gas reserves on the Properties. The Company plans to assess the Properties’ existing oil and gas reserves, including the exploration for the existence of new oil and gas zones and other mineral reserves, in particular, the noble gas reserves that the Properties may hold.

During the year ended December 31, 2022, the Company changed its strategy regarding the Central Kansas Uplift considering the reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of December 31, 2022 and is considering the deepening of the conventional wells on the property to explore for helium and other noble gases that may be present in deeper producing zones. Accordingly, the Company has recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of December 31, 2022.

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

The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial exploratory well was spud on May 7, 2022 near Garden City, Kansas, with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves. The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well was connected to the pipeline and commenced commercial production and sales of natural gas, natural gas liquids and helium on August 17, 2022. The Company is continuing to evaluate the initial flows of both natural gas, natural gas liquids and helium to determine its plan for additional wells on the farmout.

The Company performed the ceiling test to assess potential impairment of the capitalized costs relative to its Hugoton Gas Field Project. The ceiling test indicated an impairment charge of $192,762 was required to reduce the total capitalized costs to $88,687 as of December 31, 2022. Accordingly, the Company has recorded an impairment charge of $192,762 to reduce the capitalized tangible and intangible costs related to its Hugoton Gas Field properties to $88,687 as of December 31, 2022.

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

Name Change and Reincorporation Matters

At the Company’s Annual Meeting of Stockholders held on October 13, 2021, the stockholders approved an amendment to the Company’s Certificate of Incorporation, changing the Company’s name to American Noble Gas Inc. The stockholders also approved an amendment to the Company’s Certificate of Incorporation, removing the provision providing that any action taken by the stockholders by written consent in lieu of a meeting requires that all of the Company’s stockholders entitled to vote on such action consent in writing thereto. Finally, the stockholders approved the 2021 Plan and we reserved 5,000,000 shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) for issuance under the 2021 Plan.

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

Similar to the shares of common stock of the Predecessor prior to the merger, the shares of Common Stock were quoted on the OTCQB tier operated by the OTC Markets Group Inc. under the symbol “IFNY”. In accordance with the Agreement and Plan of Merger, each outstanding certificate previously representing shares of the predecessor’s common stock or Series A Convertible Preferred Stock automatically represents, without any action of the predecessor’s stockholders, the same number of shares of Common Stock or Series A Convertible Preferred Stock, as applicable.

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

2023 Operational and Financial Objectives

COVID–19 PANDEMIC

The financial statements contained in this Annual Report on Form 10-K as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of and for the year ended December 31, 2022. Economies throughout the world have been and continue to suffer disruptions by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the COVID-19 pandemic. In particular, the oil and gas market has been severely adversely impacted by the effects of the COVID-19 pandemic because of the substantial and abrupt decrease in the demand for oil and gas globally followed by the recent resurgence in oil and natural gas prices. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the continuing effects of the COVID-19 pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the COVID-19 pandemic will cease to impact our business and the results of our operations. In reading this Annual Report on Form 10-K, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the COVID-19 pandemic.

Corporate Activities

The Company’s 2023 operating objectives are focused on: 1) raising the necessary funds to finance exploration and development of the Hugoton Gas Field through the Hugoton JV, 2) raising the necessary funds for repayment of obligations that become due, or are in default and/or past due, 3) raising the funds necessary to explore and develop the Properties, including testing and evaluation of noble gas reserves in additional to the oil and gas producing zones, 4) raising the funds necessary to allow the Company to compete for new oil and gas properties that become available for acquisition purposes, and 5) funding our daily operations and the repayment of other obligations that become due, or are in default and/or past due.

Recent financings –

Issuance of Series B Convertible Preferred Stock

May 2023 Issuance - On May 4, 2023, the Company entered into a securities purchase agreement with three (3) accredited investors providing for an aggregate investment of $750,000 by the investors for the issuance by the Company to them of (i) 7,500 shares of Series B Convertible Preferred Stock with a stated/liquidation value of $100 per share (the “May 2023 Series B Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 15,000,000 shares of Common Stock at an exercise price of five ($0.05) cents per share, subject to customary adjustments thereunder. The 7,500 shares of May 2023 Series B Convertible Preferred Stock are convertible into an aggregate of up to 15,000,000 shares of Common Stock. Holders of the warrants may exercise the warrants by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrants. The Company intends to use the proceeds of the May 2023 Series B Convertible Preferred Stock offering for development of Hugoton Gas Field and Central Kansas Uplift Properties and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the May 2023 Series B Convertible Preferred Stock transaction, to register the shares of Common Stock issuable upon the conversion of the May 2023 Series B Convertible Preferred Stock and the common stock underlying the warrants. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the closing of the issuance of the May 2023 Series B Convertible Preferred Stock.

On May 5, 2022, Ozark Capital, LLC (“Ozark”) acquired 2,500 shares of Series B Preferred Stock (convertible into 5,000,000 shares of Common Stock), together with warrants to acquire 5,000,000 shares of Common Stock at five cents ($0.05) per share for a total cash contribution of $250,000. Ozark and its affiliates hold over 10% of the shares of the Company’s Common Stock as of December 31, 2022. Accrued dividends on the Class A Convertible Preferred Stock attributable to Ozark were $11,080 and $8,523 for the years ended December 31, 2022 and 2021, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $5,601 and $ — relative to Ozark’s Series A Preferred Stock as of December 31, 2022 and 2021, respectively.

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

The Company has accrued preferred dividends totaling $199,300 and $174,449 relative to the March 2021 Series A Convertible Preferred Stock which was charged to additional paid in capital during the years ended December 31, 2022 and 2021, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $44,805 and $ — relative to the March 2021 Series A Convertible Preferred Stock as of December 31, 2022 and 2021, respectively.

The holders of March 2021 Series A Convertible Preferred Stock exercised their rights to convert a total of 3,000 shares of March 2021 Series A Convertible Preferred Stock into 937,500 shares of Common Stock during the year ended December 31, 2022. The holders exercised their rights to convert a total of 700 shares of March 2021 Series A Convertible Preferred Stock into 218,750 shares of Common Stock during the year ended December 31, 2021.

On March 26, 2021, Ozark acquired 1,111 shares of March 2021 Series A Convertible Preferred Stock (convertible into 347,188 shares of Common Stock), together with warrants to acquire 256,410 shares of Common Stock at fifty cents ($0.50) per share for a total cash of $100,000. Ozark and its affiliates hold over 10% of the shares of the Company’s Common Stock as of December 31, 2022. Accrued dividends attributable to Ozark were $11,080 and $8,523 for the years ended December 31, 2022 and 2021 respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $2,800 and $ — relative to the Ozark’s Series A Convertible Preferred Stock as of December 31, 2022 and 2021, respectively.

The holders converted a total of 3,000 and 700 shares of Series A Preferred Stock into common stock during the years ended December 31, 2022 and 2021, respectively.

All holders of the March 2021 Series A Convertible Preferred Stock, including Ozark, have agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days’ advance notice to the Company.

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

The holders of the June 2022 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its June 2022 Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued preferred dividends totaling $27,260 and $-0- relative to the June 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the years ended December 31, 2022 and 2021, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $27,260 and $ — relative to the June 2022 Series A Convertible Preferred Stock as of December 31, 2022 and 2021, respectively.

There were no conversions during the years ended December 31, 2022 and 2021.

August/September 2022 Issuances – During August and September 2022, the Company entered into a securities purchase agreement with three accredited investors providing for an aggregate investment of $145,000 by the investors for the issuance by the Company of (i) 1,450 shares of Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share (the “August/September 2022 Series A Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 483,332 shares of Common Stock at an exercise price of thirty ($0.30) per share, subject to customary adjustments thereunder. The August/September 2022 Series A Convertible Preferred Stock is convertible into an aggregate of up to 453,125 shares of Common Stock. The holders of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrant. Net proceeds from the issuance of the August/September 2022 Series A Convertible Preferred Stock totaled $145,000. The Company used the proceeds of the August/September 2022 Series A Convertible Preferred Stock offering to pay-off certain outstanding convertible notes payable and for general working capital purposes.

The holders of the August/September 2022 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its August/September 2022 Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued preferred dividends totaling $5,059 and $-0- relative to the August/September 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the years ended December 31, 2022 and 2021, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $5,059 and $ — relative to the August/September 2022 Series A Convertible Preferred Stock as of December 31, 2022 and 2021, respectively.

There were no conversions during the years ended December 31, 2022 and 2021.

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

The Company did not pay the principal balance due on the June 2022 Note upon its maturity on September 15, 2022 and the remaining balance remains due and payable and is therefore in technical default as of December 31, 2022.

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including the June 2022 Note), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

8% Convertible Notes Payable due June 29, 2022 (in default) - The Company entered into a securities purchase agreement with two accredited investors for the Company’s 8% convertible notes payable due June 29, 2022 (the “May 2022 Notes”), with an aggregate principal amount of $850,000. The May 2022 Notes are, subject to certain conditions, convertible into an aggregate of 2,125,000 shares of Common Stock, at a price of forty cents ($0.40) per share. The Company also issued an aggregate of 425,000 shares of Common Stock as commitment shares (“Commitment Shares” and, together with the May 2022 Notes and Conversion Shares, the “Securities”) to the investors as additional consideration for the purchase of the May 2022 Notes. The closing of the offering of the Securities occurred on May 13, 2022, when the investors purchased the Securities for an aggregate purchase price of $850,000. The Company has also granted the investors certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the Investors of the Conversion Shares. The proceeds of this offering of Securities was used to purchase the Company’s membership interests in GMDOC.

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

The Company paid half of the May 2022 Notes principal balance upon its maturity on June 29, 2022 and an additional $112,500 in September 2022 and the remaining balance remains due and payable and is therefore in technical default. With respect to the two May 2022 Notes with an aggregate outstanding principal balance of $312,500 as of December 31, 2022 the Company has reached an agreement with the two investors. On January 10, 2023, the Company amended each of those notes by entering into a letter agreement between the investors and the Company. The Letter Agreement modifies the terms of the May 2022 Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

8% Convertible Notes Payable due October 29, 2022 (in default) - On August 30, 2021, the Company issued to an accredited investor (the “8% Note Investor”) an unsecured convertible note payable due October 29, 2022 (the “8% Note”), with an aggregate principal face amount of approximately $100,000. The 8% Note is, subject to certain conditions, convertible into an aggregate of 200,000 shares of Common Stock, at a price of fifty cents ($0.50) per share. The Company also issued a five and one half-year Common Stock purchase warrant to purchase up to 200,000 shares of Common Stock at an exercise price of fifty cents ($0.50) per share, subject to customary adjustments (the “8% Note Warrant”) which are immediately exercisable. The 8% Note Investor purchased the 8% Note and 8% Note Warrant from the Company for an aggregate purchase price of $100,000 and the proceeds were used for general working capital purposes. The Company also granted the 8% Note Investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the 8% Note Warrant and the conversion of the 8% Note unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date.

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

The Company did not pay the principal balance due on the 8% Notes and the October 8% Notes upon their maturity on October 29, 2022 and the remaining balance remains due and payable and is therefore in technical default as of December 31, 2022. With respect to the two October 8% Notes with an outstanding aggregate principal balance of $550,000 as of December 31, 2022, the Company has reached an agreement with the two October 8% Note Investors. On January 10, 2023, the Company amended each of these October 8% Notes by entering into Letter Agreement between the October 8% Investors and the Company. The Letter Agreement modifies the terms of the October 8% Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including $100,000 principal balance of the notes payable due October 29, 2022 and $350,000 principal balance of the note payable due September 15, 2022), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into the New Note, exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

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

Pursuant to the USNG Letter Agreement, the Company will pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore, there has been no payment or accrual liability relative to this cash fee provision through December 31, 2022.

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

For the Years Ended December 31, 2022 and 2021

Results of Operations

Revenue

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Revenues totaled $117,125 and $79,002 for the years ended December 31, 2022 and 2021, respectively. The $38,123 or 48% increase in revenues during the year ended December 31, 2022 as compared to the same period in 2021 reflects the commencement of natural gas and helium sales from the initial Hugoton Gas Field which was connected to the pipeline on August 17, 2022 as well as the timing of the purchase of the Properties. The Company expects its revenues to continue to improve as the price of WTI crude oil remains strong and the Company increases the volume of natural gas and helium gas sold as it continues its drill and complete wells pursuant to its Hugoton Gas Field participation agreement.

During the year ended December 31, 2022, our revenue was substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine, which has restricted the world supply of oil and gas and thereby increased the average WTI crude oil price. We expect this trend to continue during 2023 and perhaps beyond.

Oil and Gas Lease Operating Expenses

The Company began generating revenues from the production and sale of crude oil since the acquisition of the Properties on April 1, 2021. Total oil and gas lease operating expenses totaled $279,067 and $530,118 for the years ended December 31, 2022 and 2021, respectively. The decrease in oil and gas lease operating expenses during the year ended December 31, 2022 as compared to the same period in 2021 is attributable to significant repairs and rework performed in the year ended December 31, 2022 that did not recur during the year ended December 31, 2021.

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

During the year ended December 31, 2022, our oil and gas lease operating expenses have been substantially impacted by inflation, the COVID-19 pandemic and the Russian war in Ukraine, which has restricted the supply of production pipe and other materials used in the drilling and rework of oil and gas wells. In addition, experienced oil and gas service professionals have been in high demand in the oil and gas service sector and thereby increasing the cost of oil and gas well services. We expect this trend to continue during the 2023 and perhaps beyond.

Depreciation, Depletion and Impairment

Depreciation, depletion and amortization expense totaled $1,035,827 and $92,502 during the years ended December 31, 2022 and 2021, respectively. Depreciation and depletion expenses were $130,253 and $92,502 for the years ended December 31, 2022 and 2021, respectively. Impairment charges totaled $905,574 and $— for the years ended December 31, 2022 and 2021, respectively.

The Company began generating revenues from the production and sale of natural gas and helium from the Hugoton Gas Field on August 17, 2022 and crude oil since the acquisition of the Properties on April 1, 2021, which was acquired for $900,000 cash plus the assumption of asset retirement obligations of $13,425. The Company allocated the purchase price of $913,425 to oil and gas properties and equipment, which is subject to depreciation, depletion and amortization as the acquisition qualified as an asset acquisition. The Company began generating revenues from the production and sale of natural gas and helium from the Hugoton Gas Field on August 17, 2022, which also marked the beginning of the related depreciation, depletion and amortization.

During the year ended December 31, 2022, the Company changed its strategy regarding the Central Kansas Uplift considering the reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of December 31, 2022 and is considering the deepening of the conventional wells on the property to explore for helium and other noble gases that may be present in deeper producing zones. Accordingly, the Company has recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of December 31, 2022.

The Company performed the ceiling test to assess potential impairment of the capitalized costs relative to its Hugoton Gas Field Project. The ceiling test indicated an impairment charge of $192,762 was required to reduce the total capitalized costs to $88,687 as of December 31, 2022. Accordingly, the Company has recorded an impairment charge of $192,762 to reduce the capitalized tangible and intangible costs related to its Hugoton Gas Field properties to $88,687 as of December 31, 2022.

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $2,222 and $836 for the years ended December 31, 2022 and 2021, respectively. The Company determined the amount of the asset retirement obligation assumed to be $13,425 as of April 1, 2021, the date of the acquisition of the Properties. In addition, the Company commenced production from the Hugoton Gas Field well which began the accretion of its related asset retirement obligations. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

Oil and gas production related taxes totaled $164 and $1,060 for the years ended December 31, 2022 and 2021, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the State of Kansas, and Kansas conservation assessment fees. Revenues totaled $117,125 for the year ended December 31, 2022, which resulted in the deduction of $164 in production related taxes. Revenues totaled $79,002 for the year ended December 31, 2021, which resulted in the deduction of $1,060 in production related taxes primarily due to severance taxes paid in 2021. During the year ended December 31, 2021, the Company received a notice from the State of Kansas that exempted the Company from paying severance taxes due to the existing wells’ production levels. Therefore, production related taxes declined as a percentage of revenue during the year ended December 31, 2022 as compared to the same period in 2021.

Other General and Administrative Expenses

Other general and administrative expenses were $1,500,504 for the year ended December 31, 2022, an increase of $463,508, or 45%, from other general and administrative expenses of $1,036,996 for the year ended December 31, 2021. The increase in other general and administrative expenses is primarily attributable to an increase of $549,561 in stock-based compensation due to the noncash compensation awarded to the Company’s executives, members of the Board of Directors, the USNG Letter Agreement, which awarded compensatory warrants to advisory members of the Board of Advisors and other consultants in 2022 and in late 2021. The increase in stock-based compensation was offset by a $75,000 charge-off of one option to acquire a property during the year ended December 31, 2021 that did not recur in the comparable period in 2022.

Equity in earnings of unconsolidated subsidiary – GMDOC

The Company reported equity in earnings of unconsolidated subsidiary of $251,461 for the year ended December 31, 2022, compared to $-0- for the year ended December 31, 2021. Such income resulted from the Company acquiring a 60.7143% membership interest in GMDOC in May 2022. The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee, GMDOC. Management’s judgment regarding its level of influence over the operations of GMDOC included considering key factors such as the Company’s ownership interest, legal form of the investee, its’ lack of participation in policy-making decisions and its’ lack of control over the day-to-day operations of GMDOC.

GMDOC had previously acquired 70% of the working interests in the GMDOC Leases from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis. GMDOC, LLC generated $414,171 of net income on $2,397,406 of oil and gas revenues during the year ended December 31, 2022. The Company owns a 60.7143% membership interest in such net income or $251,461 which it has reported as equity in earnings of unconsolidated subsidiary – GMDOC during the year ended December 31, 2022.

Interest Expense

Interest expense increased to $913,608 for the year ended December 31, 2022, compared to $108,052 for the year ended December 31, 2021. The increase in interest expense during the year ended December 31, 2022 was attributable to $218,680 of default interest accrued on the convertible notes that were in default at December 31, 2022. Management believes that it will be able to negotiate the waiver of such default interest when it negotiates amendments to the notes in default during 2023. In addition the increase was attributable to the issuance of the various convertible notes payable issued in 2022 and in 2021 that were outstanding during the year ended December 31, 2022 and not outstanding during the year ended December 31, 2021.

Gain on Extinguishment of Liabilities

The Company reported a gain on exchange and extinguishment of liabilities of $-0- and $86,602 in the years ended December 31, 2022 and 2021, respectively.

On April 1, 2021, the Company and the holders of two notes payable aggregating $85,000 that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated Common Stock purchase warrants, which totaled $123,830, as of April 1, 2021. The 245,000 shares issued to extinguish the debt obligations resulted in a gain of $55,230 which was recorded in the year ended December 31, 2021.

On March 31, 2021, the Company recorded a net gain on extinguishment of liabilities totaling $31,372, which was attributable to six transactions that extinguished outstanding liabilities as of that date. The Debt Settlement Agreements extinguished accounts payable and accrued liabilities with a total outstanding balance of $2,866,497, for the issuance of $28,665 in principal balance of the 3% Notes. Such 3% Notes were issued with the 3% Warrants, which were valued at $1,605,178. The transaction resulted in a total gain of $1,232,654 of which $124,177 was reported as a gain on extinguishment of liabilities and $1,108,477 was reported as a capital contribution during the year ended December 31, 2021. The $23,000 gain from settlement of litigation extinguished $33,000 of trade payables for a cash payment of $10,000. The loss of $115,805 is related to the early retirement of $365,169 principal balance of the August 2020 Note. There were no similar transactions during the year ended December 31, 2022.

Change in Warrant Derivative Fair Value

The change in warrant derivative liability was an expense of $577,269 during the year ended December 31, 2022, as compared to a gain of $199 during the year ended December 31, 2021. The estimated fair value of the Company’s derivative liabilities, all of which were related to the detachable warrants issued in connection with the issuance of Series A Convertible Preferred Stock, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates. The detachable warrants issued in connection with the issuance of certain Series A Convertible Preferred Stock contained a provision allowing the holder to require cash settlement in certain situations were fundamental transaction, as defined in the warrant agreements have occurred. An event occurred on December 31, 2022 that activated the Holder’s ability to utilize such provisions, therefore the derivative liability was recognized on December 31, 2022.

The conversion feature in certain outstanding notes payable and Common Stock purchase warrants issued in connection with short-term notes outstanding during the year ended December 31, 2021 were treated as derivative instruments because such notes payable and warrants contained ratchet and anti-dilution provisions. The mark-to-market process resulted in a gain of $199 during the year ended December 31, 2021. There were no similar derivatives outstanding during the year ended December 31, 2022. All short-term notes and their related derivative warrants were terminated on April 1, 2021.

Income Tax

The Company recorded no income tax benefit (expense) in the years ended December 31, 2022 and 2021. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at December 31, 2022. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense or benefit on its income (loss) before income taxes during the years ended December 31, 2022 and 2021.

Net Loss

The Company reported a net loss of $3,940,075 for the year ended December 31, 2022, compared to a net loss of $1,603,761 for the year ended December 31, 2021. This represents an increase in net loss of $2,336,314 for the year December 31, 2022 compared to the year ended December 31, 2021.

Series A Convertible Preferred Stock Dividends

The Company recorded $231,619 and $174,449 in convertible preferred stock dividends in the years ended December 31, 2022 and 2021, respectively. On March 26, 2021, the Company issued and classified its Series A Convertible Preferred Stock as equity securities on its balance sheet. During 2022, the Company issued additional shares of Series A Convertible Preferred Stock, therefore, there were more shares of Series A Convertible Preferred Stock outstanding during the year ended December 31, 2022 as compared to the year ended December 31, 2021. All shares of Series A Convertible Preferred Stock bear a cumulative dividend at a 10% rate based on its stated/liquidation value.

Net Loss Applicable to Common Stockholders

The Series A Convertible Preferred Stock issued in 2022 and 2021 have dividend and/or distribution preferences over our Common Stock and, therefore, such accrued dividend amounts have been deducted from net loss to report net loss applicable to common stockholders of $4,171,694 and $1,778,210 for the years ended December 31, 2022 and 2021, respectively.

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

The Company incurred a net loss attributable to common stockholders during the year ended December 31, 2022, and 2021, therefore all Common Stock Equivalents were considered anti-dilutive and excluded from diluted net loss attributable to common stockholders per share computations. The basic and diluted net loss attributable to common stockholders per share were $(0.20) and $(0.09) for the years ended December 31, 2022 and 2021, respectively.

Potential Common Stock Equivalents as of December 31, 2022 totaled 32,688,238 shares of Common Stock, which included 2,838,580 shares of Common Stock underlying the convertible notes payable, 7,976,875 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 20,430,783 shares of Common Stock underlying outstanding warrants and 1,442,000 shares of Common Stock underlying outstanding stock options.

Liquidity and Capital Resources; Going Concern–

We have had a history of losses and have generated little or no operating revenues for a number of years. In 2020, we began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, we: 1) acquired the Properties, 2) entered into the Hugoton JV and 3) entered into the GMDOC venture.

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

Capital Raised

Historically, we have raised funds through various equity and debt instruments through private transactions. The following summarizes the sources of significant liquidity raised during the years ended December 31, 2022 and 2021:

Year ended December 31, 2022
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

We will likely continue to issue such convertible notes payable with detachable warrants to acquire Common Stock to fund our operational and capital expenditure plans for 2023.

Capital Expenditures

As of December 31, 2022, we had: 1) acquired the Properties, 2) entered into the Hugoton JV and 3) entered into the GMDOC venture as more fully described elsewhere in this Annual Report on Form 10-K.

Going Concern

The Company has incurred losses from operations, has a stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the years ended December 31, 2022 and 2021. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund (i) the development of the Properties acquired on April 1, 2021; (ii) our obligations for exploration and development under the Hugoton Farmout Agreement; (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due. Some of the Company’s outstanding debt and other financial obligations are currently past due and the Company anticipates that other debt and financial obligations will become past due imminently. These are substantial operational and financial issues that must be successfully addressed during 2023 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations during the years ended December 31, 2022 and 2021.

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

Cash and cash equivalents balances-

As of December 31, 2022, we had cash and cash equivalents with an aggregate balance of $10,163, a decrease from a balance of $260,590 as of December 31, 2021. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $250,427 net decrease in cash during the year ended December 31, 2022:

●	Operating activities:	$249,841 of net cash used in operating activities. Net cash used in operating activities was $249,841 and $801,553 for the years ended December 31, 2022 and 2021, respectively, an improvement in net cash used in operating activities of $551,712. The improvement in net cash used in operating activities was primarily the result of an increase in non-cash expenses including the change in warrant derivative liability, discount amortization on debt and stock-based compensation, the impairment charge to oil and gas properties, an increase in accounts payable and accrued interest reflected in our cash flows from operating activities for the year ended December 31, 2022 compared to the same period in 2021.

●	Investing activities:	$1,153,591 of net cash used in investing activities. Cash used in investing activities was $1,153,591 for the year ended December 31, 2022 compared to $900,000 for the year ended December 31, 2021. We utilized funds during 2022 to acquire our membership interest in GMDOC and to drill the initial exploratory well pursuant to the Hugoton Gas Field participation agreement. We utilized funds during 2021 to acquire the Properties.

●	Financing activities:	$1,153,005 of net cash provided by financing activities. Cash provided by financing activities for the year ended December 31, 2022 was $1,153,005 compared to cash provided by financing activities of $1,951,101 for the year ended December 31, 2021. We raised a total of $1,200,000 from the issuance of convertible notes payable and $645,000 from the issuance of Series A Convertible Preferred Stock with detachable warrants during the year ended December 31, 2022. These financing cash inflows were offset by the repayment of $537,500 principal balance of convertible notes payable and the payment of dividends totaling $154,495 on the Series A Convertible Preferred Stock during the year ended December 31, 2022. The Company raised $1,929,089 through the issuance of Series A Convertible Preferred Stock and $650,000 in convertible notes payable, which was offset by the repayment of $453,539 principal balance of convertible debt and the payment of dividends totaling $174,449 on the Series A Convertible Preferred Stock during the year ended December 31, 2021.

The net result of these activities was a $250,427 decrease in cash and cash equivalents from $260,590 as of December 31, 2021 to $10,163 as of December 31, 2022.

Commitments:

Capital Expenditures. We had no material commitments for capital expenditures at December 31, 2022. However, we are required by the Hugoton Gas Field Farmout Agreement to drill at least three additional gas production wells in 2023 and 2024 in order to maintain the Hugoton JV. We drilled and completed the first Hugoton Gas Field production well in May 2022, which was connected to the pipeline and commenced production on August 17, 2022. We estimate that the expenses related to the drilling program to be approximately $300,000 for drilling and completion of each additional exploratory well.

Repayment of Debt. Debt obligations are comprised of the following at December 31, 2022:

December 31, 2022
Convertible notes payable:

8% convertible notes payable due October 29, 2022 (in default)	$650,000
8% convertible notes payable due September 15, 2022 (the June 2022 Note) (in default)	350,000
8% convertible notes payable due June 29, 2022 (the May 2022 Notes) (in default)	312,500
3% convertible notes payable (the 3% Notes)	28,665

Total convertible notes payable	1,341,165
Less: Long-term portion	28,665
Convertible notes payable, short-term	$1,312,500

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2023	$1,312,500
2024	—
2025	—
2026	28,665
2027	—
2028	—
Total	$1,341,165

With respect to two of the 8% convertible notes payable due October 29, 2022 with an outstanding aggregate principal balance of $500,000 as of December 31, 2022, the Company has reached an agreement with the two Investors. On January 10, 2023, the Company amended each of those notes by entering into a letter agreement between the Investors and the Company. The Letter Agreement modifies the terms of the notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including $100,000 principal balance of the notes payable due October 29, 2022 and $350,000 principal balance of the note payable due September 15, 2022), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

With respect to the 8% convertible notes payable due June 29, 2022 with an outstanding aggregate principal balance of $312,500 as of December 31, 2022, the Company has reached an agreement with the two Investors. On January 10, 2023, the Company amended each of those notes by entering into a letter agreement between the Investors and the Company. The Letter Agreement modifies the terms of the notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

With respect to the other notes that were not amended or exchanged on January 10, 2023 and May 5, 2023, the parties are negotiating a forbearance/resolution to such technical defaults which include several alternatives. Such negotiations include i) a reduction in the conversion price of the underlying convertible notes, ii) an extension and a roll-over of the principal into other Company securities, and iii) a combination of the alternatives. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

Open Litigation.

The nature of the Company’s business exposes its properties, the Company, the Hugoton JV and its interest in GMDOC to the risk of claims and litigation in the normal course of business. Other than as noted above in Part I, Item 3 of this Annual Report on Form 10-K, in our Notes to the Financial Statements or routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

Contractual Obligations

USNG Letter Agreement - Pursuant to the USNG Letter Agreement, the Company is required to pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore, there has been no payment or accrual liability relative to this cash fee provision through December 31, 2022.

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

The Hugoton JV will utilize Scout Energy Partner’s existing infrastructure assets, including water disposal, gas gathering and helium processing. In addition, the Farmout Agreement provides the Hugoton JV with rights to take in-kind and market its share of helium at the tailgate of Jayhawk Gas Plant, located in Grant County, Kansas, which will enable the Hugoton JV to market and sell the helium produced at prevailing market prices. The first exploratory well was completed and commenced production and sales of natural gas, natural gas liquids and helium on August 17, 2022 near Garden City, Kansas, The Company is continuing to evaluate the initial flows of both natural gas, natural gas liquids and helium to determine its plan for additional wells on the farmout.

Inflation and Seasonality

Inflation in general has had a material effect on us during the year ended December 31, 2022 and we do believe that inflation will continue to significantly impact our business during 2023 and perhaps beyond. We do not believe that our business is seasonal in nature.

In addition, our oil and gas lease operating expenses have been substantially impacted by the COVID-19 pandemic and the Russian war in Ukraine, which has restricted the supply of production pipe and other materials used in the drilling and rework of oil and gas wells. In addition, experienced oil and gas service professionals have been in high demand in the oil and gas service sector and thereby increasing the cost of oil and gas well services. We expect this trend to continue during 2023 and perhaps beyond.

Critical Accounting Policies

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective, or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

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

We performed the analysis and our overall assessment was there were conditions or events, considered in the aggregate, which raised substantial doubt about our ability to continue as a going concern within the next year, but such doubt was not adequately mitigated by our plans to address the substantial doubt as disclosed in Note 1 of the Notes to the Financial Statements.

Note 2 – Oil and Gas Properties and Equipment – The Company was required to perform an allocation of the purchase price for the acquisition of the Properties and to provide the estimated useful lives assigned to the related equipment purchased.

In addition, the accounting for, and disclosure of, oil and gas producing activities require that we choose between two alternatives under accounting principles generally accepted in the United States (“GAAP”): the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, were zero through December 31, 2022, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

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

Note 11 – Warrant Derivative Liabilities - Accounting for warrant derivative liabilities requires significant estimates and judgments on the part of management. The estimated fair value of the Company’s warrant derivative liabilities, all of which were related to the detachable warrants issued in connection with various notes payable, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

American Noble Gas Inc.

Financial Statements and Accompanying Notes

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Noble Gas Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Noble Gas Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

May 15, 2023

PCAOB ID Number 587

AMERICAN NOBLE GAS INC

Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$10,163	$260,590
Accrued receivable	47,423	10,998
Prepaid expenses	12,617	13,090

Total current assets	70,203	284,678
Oil and gas properties and equipment:
Oil and gas properties and equipment	1,217,026	913,425
Accumulated depreciation, depletion and impairment	(1,128,339)	(92,502)

Property and equipment, net	88,687	820,923

Investment in unconsolidated subsidiary – GMDOC, LLC	1,101,461	—

Total assets	$1,260,351	$1,105,601

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,387,893	$975,842
Accrued liabilities	1,159,403	1,159,403
Accrued interest - $1,501 and $643 to related parties as of December 31, 2022 and 2021, respectively	244,038	643
Accrued dividends	77,124	—
Warrant derivative liability	577,269	—
Convertible notes payable, net of unamortized discount	1,312,500	376,274

Total current liabilities	4,758,227	2,512,162

Asset retirement obligations	1,732,486	1,730,264
Convertible promissory notes, net of unamortized discount - related parties	28,665	28,665

Total liabilities	6,519,378	4,271,091
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock; par value $0.0001 per share, 10,000,000 shares authorized; Series A Convertible Preferred Stock – 27,778 shares authorized with stated/liquidation value of $100 per share, 25,526 and 22,076 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3	2
Common Stock, par value $0.0001 per share, 500,000,000 shares authorized, 21,924,515 shares issued and outstanding at December 31, 2022 and 19,012,015 shares issued and outstanding at December 31, 2021	2,192	1,901
Additional paid-in capital	117,369,198	115,522,952
Accumulated deficit	(122,630,420)	(118,690,345)
Total stockholders’ deficit	(5,259,027)	(3,165,490)
Total liabilities and stockholders’ deficit	$1,260,351	$1,105,601

The accompanying notes are an integral part of these financial statements.

AMERICAN NOBLE GAS INC

Statements of Operations

	Years ended December 31,
	2022	2021

Revenues	$117,125	$79,002

Operating expenses:
Oil and gas lease operating expense	279,067	530,118
Depreciation, depletion and impairment	1,035,827	92,502
Accretion of asset retirement obligation	2,222	836
Oil and gas production related taxes	164	1,060
Other general and administrative expenses	1,500,504	1,036,996

Total operating expenses	2,817,784	1,661,512

Operating loss	(2,700,659)	(1,582,510)

Other income (expense):
Equity in earnings of unconsolidated subsidiary – GMDOC, LLC	251,461	—
Interest expense	(913,608)	(108,052)
Gain on exchange and extinguishment of liabilities	—	86,602
Change in warrant derivative fair value	(577,269)	199

Total other income (expense)	(1,239,416)	(21,251)

Loss before income taxes	(3,940,075)	(1,603,761)
Income tax (expense) benefit	—	—

Net loss	(3,940,075)	(1,603,761)

Convertible preferred stock dividends	(231,619)	(174,449)

Net loss attributable to common stockholders	$(4,171,694)	$(1,778,210)

Basic and diluted net loss per share:
Basic	$(0.20)	$(0.09)
Diluted	$(0.20)	$(0.09)
Weighted average shares outstanding – basic and diluted	20,913,440	18,741,187

The accompanying notes are an integral part of these financial statements.

AMERICAN NOBLE GAS INC

Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	—	$—	18,548,265	$1,855	$110,352,302	$(117,178,645)	$(6,824,488)

Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(252,961)	92,061	(160,900)

Stock-based compensation	—	—	—	—	550,868	—	550,868

Issuance of preferred stock with detachable warrants to purchase Common Stock	22,776	2	—	—	1,929,087	—	1,929,089

Issuance of warrants to purchase Common Stock pursuant to debt settlement agreements	—	—	—	—	1,605,178	—	1,605,178

Extinguishment of liabilities with related parties pursuant to debt settlement agreements	—	—	—	—	1,108,477	—	1,108,477

Issuance of Common Stock pursuant to debt settlement agreements	—	—	245,000	24	68,576	—	68,600

Issuance of detachable warrants to purchase common stock pursuant to issuance of debt	—	—	—	—	335,896	—	335,896

Issuance of common stock pursuant to conversion of preferred stock	(700)	—	218,750	22	(22)	—	—

Accrual of preferred stock dividends	—	—	—	—	(174,449)	—	(174,449)

Net loss	—	—	—	—	—	(1,603,761)	(1,603,761)

Balance, December 31, 2021	22,076	2	19,012,015	1,901	115,522,952	(118,690,345)	(3,165,490)

Stock-based compensation	—	—	—	—	1,100,429	—	1,100,429

Issuance of Common Stock in association with the issuance of convertible bridge notes payable	—	—	425,000	42	196,112	—	196,154

Issuance of restricted Common Stock as compensation	—	—	1,550,000	155	(155)	—	—

Issuance of detachable warrants to purchase Common Stock in association with issuance of convertible bridge note payable	—	—	—	—	136,574	—	136,574

Issuance of Series A Convertible preferred stock with detachable Common Stock purchase warrants	6,450	1	—	—	644,999	—	645,000

Issuance of Common Stock pursuant to conversion of Series A Convertible Preferred Stock	(3,000)	—	937,500	94	(94)	—	—

Series A Convertible Preferred Stock dividends	—	—	—	—	(231,619)	—	(231,619)

Net loss	—	—	—	—	—	(3,940,075)	(3,940,075)

Balance, December 31, 2022	25,526	$3	21,924,515	$2,192	$117,369,198	$(122,630,420)	$(5,259,027)

The accompanying notes are an integral part of these financial statements.

AMERICAN NOBLE GAS INC

Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,940,075)	$(1,603,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiary – GMDOC, LLC	(251,461)	—
Change in fair value of derivative liability	577,269	(199)
Stock-based compensation	1,100,429	550,868
Impairment charge on oil and gas properties	905,574	—
Depreciation, depletion and amortization	130,253	92,502
Accretion of asset retirement obligations	2,222	836
Gain on settlement of litigation	—	(23,000)
Gain on exchange and extinguishment of liabilities	—	(179,407)
Loss on retirement of convertible note payable	—	115,805
Expiration and charge-off of deposit to acquire oil and gas properties	—	75,000
Amortization of discount on convertible note payable	606,454	87,993
Change in operating assets and liabilities:
Increase in accounts receivable	(36,425)	(10,998)
Increase in prepaid expenses	473	(13,090)
Increase in accounts payable	412,051	97,303
Increase (decrease) in accrued liabilities	—	(450)
Increase in accrued interest	243,395	9,045
Net cash used in operating activities	(249,841)	(801,553)

Cash flows from investing activities:
Investment in unconsolidated subsidiary – GMDOC, LLC	(850,000)	—
Investment in Hugoton Gas Field participation agreement	(288,366)	—
Investment in oil and gas properties and equipment	(15,225)	(900,000)
Net cash used in investing activities	(1,153,591)	(900,000)

Cash flows from financing activities:
Cash dividends paid on preferred stock	(154,495)	(174,449)
Net proceeds from issuance of convertible notes payable	1,200,000	650,000
Repayment of convertible note payable	(537,500)	(453,539)
Net proceeds from issuance of Series A Convertible Preferred Stock with detachable Common Stock purchase warrants	645,000	1,929,089
Net cash provided by financing activities	1,153,005	1,951,101

Net (decrease) increase in cash and cash equivalents	(250,427)	249,548

Cash and cash equivalents:
Beginning	260,590	11,042
Ending	$10,163	$260,590
Supplemental cash flow information:
Cash paid for interest	$63,759	$17,737
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Accrual of dividends on Series A Convertible Preferred Stock	$77,124	$—
Conversion of Series A Convertible Preferred Stock to Common Stock	$94	$22
Issuance of restricted Common Stock	$155	$—
Issuance of restricted Common Stock attributable to issuance of convertible notes payable	$196,154	$—
Issuance of detachable Common Stock warrants attributable to issuance of convertible notes payable	$136,574	$335,896
Cumulative effect of adoption of ASU 2020-06	$—	$160,900
Issuance of convertible promissory notes pursuant to debt settlement agreements	$—	$28,665
Issuance of detachable Common Stock purchase warrants pursuant to debt settlements agreements	$—	$1,605,178
Capital contribution attributable to related party debt extinguishment	$—	$1,108,477
Issuance of Common Stock pursuant to debt settlement agreements	$—	$68,600
Assumption of asset retirement obligation related to purchase of oil and gas properties	$—	$13,425

The accompanying notes are an integral part of these financial statements.

AMERICAN NOBLE GAS, INC.

Notes to Financial Statements

December 31, 2022

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

During the year ended December 31, 2022, the Company changed its strategy regarding the Central Kansas Uplift considering the reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of December 31, 2022 and is considering the deepening of the conventional wells on the property to explore for helium and other noble gases that may be present in deeper producing zones. Accordingly, the Company has recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of December 31, 2022.

Hugoton Gas Field Farm-Out - On April 4, 2022, the Company acquired a 40% participation in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor (“Scout”) with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Company has joined three other parties to explore for and develop potential oil, natural gas, noble gases and brine minerals on the properties underlying the Farmout Agreement (collectively the “Hugoton JV”).

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

The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial exploratory well was spud on May 7, 2022 near Garden City, Kansas, with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves. The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well was connected to the pipeline and commenced commercial production and sales of natural gas, natural gas liquids and helium on August 17, 2022. The Company is continuing to evaluate the initial flows of both natural gas and helium to determine its plan for additional wells on the farmout.

The Company performed the ceiling test to assess potential impairment of the capitalized costs relative to its Hugoton Gas Field Project. The ceiling test indicated an impairment charge of $192,762 was required to reduce the total capitalized costs to $88,687 as of December 31, 2022. Accordingly, the Company has recorded an impairment charge of $192,762 to reduce the capitalized tangible and intangible costs related to its Hugoton Gas Field properties to $88,687 as of December 31, 2022.

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

GMDOC had previously acquired 70% of the working interests (the “Acquisition”) in certain oil and gas leases (the “GMDOC Leases”) from Castelli Energy, L.L.C., an Oklahoma limited liability company (“Castelli”). The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC Leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis.

GMDOC is managed by two members: Darrah Oil Company, LLC, and Grand Mesa Operating Company, (collectively the “Managing Members”), which also serve as the operating companies under the GMDOC Leases.

COVID–19 Pandemic

The financial statements contained in this Annual Report on Form 10-K as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of and for the year ended December 31, 2022. Economies throughout the world continue to suffer disruptions by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the COVID-19 pandemic. In particular, the oil and gas market has been severely impacted by the negative effects of the COVID 19 pandemic because of the substantial and abrupt decrease in the demand for oil and gas globally followed by the recent resurgence in oil and natural gas prices. In addition, the capital markets have experienced periods of disruption and our efforts to raise necessary capital in the future may be adversely impacted by the continuing effects of the COVID-19 pandemic and investor sentiment and we cannot forecast with any certainty when the lingering uncertainty caused by the COVID-19 pandemic will cease to impact our business and the results of our operations. In reading this Annual Report on Form 10-K, including our discussion of our ability to continue as a going concern set forth herein, in each case, consider the additional uncertainties caused by the COVID-19 pandemic.

Going Concern

The Company has incurred losses from operations, has a stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the years ended December 31, 2022 and 2021. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund (i) the development of the Properties acquired on April 1, 2021; (ii) our obligations for exploration and development under the Hugoton Farmout Agreement; (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due, as described below. Most of the Company’s outstanding debt and other financial obligations are currently past due and the Company must negotiate forbearance and/or restructuring agreements with the holders of such debt. These are substantial operational and financial issues that must be successfully addressed during 2023 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations and acquiring oil and gas producing properties to deploy its new operational strategy during the years ended December 31, 2022 and 2021.

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

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with several financial institutions if necessary to remain below the federally insured limit of $250,000 per bank. At December 31, 2022 and December 31, 2021, the uninsured balance amounted to $-0- and $10,504, respectively.

Convertible Instruments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” which is intended to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of December 31, 2022 and 2021 and during the years then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (Note 4 and 13), those warrants were required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in operations.

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

The estimated fair value of warrant derivative liabilities, which are related to detachable warrants issued in connection with the Series A Preferred Stock, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, and current interest rates. The fair values for the warrant derivatives as of December 31, 2022 and 2021 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$577,269	$577,269
	$—	$—	$577,269	$577,269

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$—	$—
	$—	$—	$—	$—

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the years ended December 31, 2022 and 2021.

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

The Company has performed workovers of the wells subsequent to the Properties purchase which was necessary to put the lease back into production status. Therefore, these tangible and intangible workover costs were expensed as lease operating expenses rather than capitalized in the full cost pool through December 31, 2022. In addition, the Company is currently evaluating the Properties for oil and gas reserves and specifically the potential for noble gas reserves such as helium, argon and krypton. Based on these evaluations, the Company may redirect its efforts to the production of noble gases rather than crude oil on the Properties. These noble gas evaluation costs have also been expensed as lease operating costs through December 31, 2022.

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

The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well was connected to the pipeline and commenced commercial production on August 17, 2022. The Company is continuing to evaluate the initial flows of both natural gas and helium to determine its plan for additional wells on the farmout.

Full Cost Accounting

The accounting for, and disclosure of, oil and gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, were zero through December 31, 2022, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

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

The ceiling test is computed using the simple average spot price for the trailing twelve-month period using the first day of each month. The trailing twelve-month reference price was $67.99 per barrel for the West Texas Intermediate oil at Cushing, Oklahoma through December 31, 2021. This reference price for oil is further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and gas properties may not be reversed in subsequent periods. We recognized an impairment charge of $905,574 as of December 31, 2022 which is attributable to changing our strategy to exploring for noble gases and away from crude oil production at our Central Kansas Uplift properties which resulted in a large decrease in estimated future cash flows. The accumulated impairment charges relative to ceiling test write-downs of our oil and gas properties was $905,574 through December 31, 2022.

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

Equity Method Investments

The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these investees is included in our Statements of Operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, legal form of the investee, representation on the board of directors, participation in policy-making decisions and material intra-entity transactions.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $-0- at December 31, 2022 and 2021.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of December 31, 2022 and 2021.

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

Related Party Transactions

The Company’s financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances and similar items in the ordinary course of business. Disclosure of related party transactions include: 1) the nature of the relationships involved, 2) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements, 3) the dollar amounts of the transactions for each periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period, and 4) amounts due from or to related parties as of the date of each balance sheet presented and if not otherwise apparent , the terms of settlement.

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

During the years ended December 31, 2022 and 2021, the Company had outstanding the following securities that were potentially dilutive: i) Series A Convertible Preferred Stock, ii) various convertible notes payable (see Note 4), iii) warrants to purchase Common Stock (see Note 7) and iv) options to purchase Common Stock. All potentially dilutive securities were excluded from the calculation of diluted income (loss) per share for the years ended December 31, 2022 and 2021 as all were considered anti-dilutive because of the net loss reported for the years ended December 31, 2022 and 2021.

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

Recent Accounting Pronouncements

Business Combinations - In October 2021, FASB issued ASU 2021-08 Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2 – Oil and Gas Properties and Equipment

Oil and gas properties and equipment is comprised of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Central Kansas Uplift - Oil and gas production equipment	$913,425	$913,425
Hugoton Gas Field - Oil and gas production equipment	96,831	—
Central Kansas Uplift – Leasehold costs	15,225	—
Hugoton Gas Field – Leasehold costs	191,535

Subtotal	1,217,016	913,425
Less: Accumulated impairment	(905,574)	—
Less: Accumulated depreciation, depletion and amortization	(222,755)	(92,502)
Oil and gas properties and equipment, net	$88,687	$820,923

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

During the year ended December 31, 2022, the Company changed its strategy regarding the Central Kansas Uplift considering the reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of December 31, 2022 and is considering the deepening of the conventional wells on the property to explore for helium and other noble gases that may be present in deeper producing zones. Accordingly, the Company has recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of December 31, 2022.

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

The Hugoton JV believes that its unconventional theory has not previously been targeted for exploration by historical operations in the field. The initial exploratory well was spud on May 7, 2022 near Garden City, Kansas with production casing set after testing and completion logs identified at least two potential zones with substantial gas and helium reserves. The initial well was completed upon the successful perforation across two lower intervals of the Chase group of formations. The fracture stimulation was completed in two stages during June 2022. The well was connected to the pipeline and commenced commercial production and sales of natural gas, natural gas liquids and helium on August 17, 2022. The Company is continuing to evaluate the initial flows of both natural gas and helium to determine its plan for additional wells on the farmout.

The Company has paid a total of $288,366 for its participation in the drilling and completion of the initial exploratory well. Such amount was an estimate and will be adjusted to actual drilling and completion cost expenditures when the well is connected to the pipeline and the production of gas commences.

The Company performed the ceiling test to assess for potential impairment of the capitalized costs relative to the Hugoton Gas Field Project. The ceiling test indicated an impairment charge of $192,762 was required to reduce the total capitalized costs to $88,687 as of December 31, 2022. Accordingly, the Company has recorded an impairment charge of $192,762 to reduce the capitalized tangible and intangible costs related to its Hugoton Gas Field properties to $88,687 as of December 31, 2022.

Note 3 – Investment in unconsolidated subsidiary – GMDOC

A summary of the Company’s investment in unconsolidated subsidiary-GMDOC during the year ended December 31, 2022 follows:

Year ended
December 31, 2022
Investment in unconsolidated subsidiary-GMDOC, at beginning of period	$—
Purchase of membership interests in GMDOC	850,000
Equity in earnings of GMDOC	251,461
Distributions during period	—
Impairment charges	—

Investment in unconsolidated subsidiary-GMDOC at end of period	$1,101,461

The following table presents summarized balance sheet financial information of the Company’s unconsolidated subsidiary – GMDOC as of December 31, 2022:

December 31, 2022
Assets:
Cash	$208,450
Accrued revenue & prepaid expenses	320,212
Oil and gas properties and equipment, net	7,359,905

Total assets	$7,888,567

Liabilities and Member’s Equity:
Accounts payable and accrued liabilities	$207,244
Mortgage note payable, net	4,984,821
Asset Retirement Obligations	882,331
Member’s equity	1,814,171

Total liabilities and member’s equity	$7,888,567

The following table presents summarized income statement financial information of the Company’s unconsolidated subsidiary – GMDOC for the year ended December 31, 2022:

Year ended
December 31, 2022

Oil and gas revenues	$2,397,406
Lease operating expenses	(1,080,616)
Production related taxes	(68,049)
Ad valorem taxes	(32,265)
Depreciation expense	(401,794)
Accretion of asset retirement obligation	(50,961)
General and administrative expenses	(110,856)
Interest expense	(238,694)

Net income	414,171
AMGAS member’s percentage	60.7143%

Equity in earnings of unconsolidated subsidiary – GMDOC	$251,461

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

Pursuant to the terms of the Operating Agreement, each member agreed to pay GMDOC, as its capital contribution, $50,000 in cash per Interest, with the remainder to be financed, in part, by a loan to GMDOC from a commercial bank, secured by GMDOC’s property, in the aggregate amount of $6,045,000 (the “Bank Loan”). The principal of the Bank Loan is to be repaid in 84 varying monthly installments, ranging from $170,000 at the beginning to $40,500 at the end of the loan term, with the first installment on July 1, 2022. The Bank Loan bears a variable interest beginning at an initial rate of 6% per annum with one rate adjustment after 36 months subject to a 6% minimum interest rate. Initial working capital requirements was financed by a loan to GMDOC from the Managing Members, in the maximum aggregate amount of $400,000 (the “Member Loan”), which was repaid during the year ended December 31, 2022.

Note 4 – Debt Obligations

Debt obligations were comprised of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Notes payable:

3% convertible notes payable due March 30, 2026 (the 3% Notes)	$28,665	$28,665
8% convertible notes payable due October 29, 2022 (less discount of $ — and $273,726 as of December 31, 2022 and 2021, respectively) (the 8% Note and the October 8% Notes) (in default)	650,000	376,274
8% Convertible promissory notes payable due September 15, 2022 (the June 2022 Note) (in default)	350,000	—
8% Convertible promissory notes payable due June 29, 2022 (the May 2022 Notes) (in default)	312,500	—

Total notes payable	1,341,165	404,939
Less: Long-term portion	28,665	28,665
Notes payable, short-term	$1,312,500	$376,274

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2023	$1,312,500
2024	—
2025	—
2026	28,665
2027	—
2028	—
Total	$1,341,165

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

Amount

Proceeds allocated to the 8% Note and the October 8% Notes	$314,104
Proceeds allocated to detachable warrants to purchase Common Stock	335,896

Total proceeds	$650,000

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

	As of August 30, 2021 (issuance date)	As of October 30, 2021 (issuance date)

Volatility – range	369.4%	367.7%
Risk-free rate	0.77%	1.18%
Contractual term	5.5 years	5.5 years
Exercise price	$0.50	$0.50
Number of warrants in aggregate	200,000	1,650,000

The following is a summary of activity relative to the 8% Note and October 8% Notes for the year ended December 31, 2022:

Amount
Balance December 31, 2021 – 8% Note and October 8% Notes	$376,274
Amortization of discount during the period to interest expense	273,726

Balance December 31, 2022 - 8% Note and October 8% Notes	$650,000

The remaining unamortized discount relative to the 8% Notes and the October 8% Notes was $ — and $273,726 as of December 31, 2022 and 2021 respectively.

The Company did not pay the principal balance due on the 8% Notes and the October 8% Notes upon their maturity on October 29, 2022 and the remaining balance remains due and payable and is therefore in technical default as of December 31, 2022. With respect to the two October 8% Notes with an outstanding aggregate principal balance of $550,000 as of December 31, 2022, the Company has reached an agreement with the two October 8% Note Investors. On January 10, 2023, the Company amended each of these October 8% Notes by entering into a Letter Agreement between the October 8% Note Investors and the Company. The Letter Agreement modifies the terms of the October 8% Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including $100,000 outstanding principal balance of the 8% Note), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

The Company has accrued default interest aggregating $138,680 as of December 31, 2022 related to the repayment default on these notes.

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

The June 2022 Note was recorded at its par value less the discount established at its origination date. The note discount is amortized over the term of the convertible note utilizing the level-interest method. The following are the assumptions used in calculating the estimated grant-date fair value of the detachable warrants to purchase Common Stock granted in connection with the June 2022 Note:

As of June 8, 2022 (issuance date)

Volatility – range	344.7%
Risk-free rate	3.03%
Contractual term	5.0 years
Exercise price	$0.50
Number of warrants in aggregate	700,000

The following is a summary of activity relative to the June 2022 Note for the year ended December 31, 2022:

Amount
Balance December 31, 2021 – June 2022 Note	$—
Proceeds allocated to the May 2022 Notes (defined below)	213,426
Principal payments	—
Amortization of discount during the period to interest expense	136,574

Balance December 31, 2022 - June 2022 Notes	$350,000

The note has matured and therefore the remaining unamortized discount relative to the June 2022 Notes was $-0- as of December 31, 2022.

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including the June 2022 Note), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

The Company has accrued default interest aggregating $8,208 as of December 31, 2022 related to the repayment default on these notes.

8% Convertible Notes Payable due June 29, 2022 (in default)

The Company entered into a securities purchase agreement with two accredited investors for the Company’s 8% convertible notes payable due June 29, 2022 (the “May 2022 Notes”), with an aggregate principal amount of $850,000. The May 2022 Notes are, subject to certain conditions, convertible into an aggregate of 2,125,000 shares of Common Stock, at a price of forty cents ($0.40) per share. The Company also issued an aggregate of 425,000 shares of Common Stock as commitment shares (“Commitment Shares” and, together with the May 2022 Notes and Conversion Shares, the “Securities”) to the investors as additional consideration for the purchase of the May 2022 Notes. The closing of the offering of the Securities occurred on May 13, 2022, when the investors purchased the Securities for an aggregate purchase price of $850,000. The Company has also granted the Investors certain automatic and piggy-back registration rights whereby the Company has agreed to register the resale by the Investors of the Conversion Shares. The proceeds of this offering of Securities were used to purchase the Company’s membership interests in GMDOC.

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

With respect to the two May 2022 Notes with an aggregate outstanding principal balance of $312,500 as of December 31, 2022 the Company has reached an agreement with the two investors. On January 10, 2023, the Company amended each of those notes by entering into a Letter Agreement between the investors and the Company. The Letter Agreement modifies the terms of the May 2022 Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

With respect to one of the May 2022 Notes, on May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including $100,000 principal balance of the May 2022 Notes), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

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

The May 2022 Notes were recorded at their par value less the discount established at its origination date. The note discount is amortized over the term of each May 2022 Note (June 29, 2022) utilizing the level-interest method. The following is a summary of activity relative to the May 2022 Notes for the year ended December 31, 2022:

Amount
Balance December 31, 2021 – May 2022 Notes	$—
Proceeds allocated to the May 2022 Notes	653,846
Principal payments	(537,500)
Amortization of discount during the period to interest expense	196,154

Balance December 31, 2022 - May 2022 Notes	$312,500

The remaining unamortized discount relative to the May 2022 Notes were $-0- as of December 31, 2022.

The Company has accrued default interest aggregating $69,183 as of December 31, 2022 related to the repayment default on these notes.

Note 5 – Accrued liabilities

Accrued liabilities consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Accrued rent	$614,918	$614,918
Accrued Nicaragua Concession fees	544,485	544,485

Total accrued liabilities	$1,159,403	$1,159,403

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

Note 6 – Stock Options

Total stock-based compensation is comprised of the following for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Stock-based compensation – stock option grants	$127,500	$178,498

Stock-based compensation – restricted stock grants	686,065	325,000

Stock-based compensation – warrants issued for services pursuant to USNG Letter Agreement (defined below)	286,864	47,370

Total stock-based compensation	$1,100,429	$550,868

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

As of December 31, 2022, 5,500,000 shares were available for future grants under the 2021 Plan and the 2015 Plan.

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

Stock option grants

The following table summarizes stock option activity for the years ended December 31, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	332,000	$41.86	1.28 years	$—
Granted	1,800,000	0.50
Exercised	—	—
Forfeited	(240,000)	(46.41)
Outstanding at December 31, 2021	1,892,000	$1.93	9.07 years	$—
Outstanding and exercisable at December 31, 2021	92,000	$30.00	2.03 years	$—

Outstanding at December 31, 2021	1,892,000	$1.93	9.07 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(450,000)	0.50
Outstanding at December 31, 2022	1,442,000	$2.38	7.96 years	$—
Outstanding and exercisable at December 31, 2022	1,442,000	$2.38	7.96 years	$—

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2022:

	Outstanding options		Exercisable options
Exercise price per share	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.50	1,350,000	8.43 years	1,350,000	8.43 years
$30.00	92,000	1.03 years	92,000	1.03 years

Total	1,442,000	7.96 years	1,442,000	7.96 years

The following is the assumptions used in calculating the estimated grant-date fair value of the stock options granted during 2021:

As of June 4, 2021 (issuance date)

Volatility – range	286.6%
Risk-free rate	1.56%
Contractual term	10.0 years
Exercise price	$0.50
Number of options in aggregate	1,800,000

The Company recorded stock-based compensation expense in connection with the vesting of stock options granted aggregating $127,500 and $178,498 for the years ended December 31, 2022 and 2021, respectively.

The total grant date fair value of the 1,800,000 stock options issued during 2021 was $305,997 in total or $0.17 per share and there were no stock options granted during the year ended December 31, 2022.

The intrinsic value as of December 31, 2022 related to the vested and unvested stock options as of that date was $-0-. There is no unrecognized compensation cost as of December 31, 2022 related to the unvested stock options as of that date.

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

A summary of all restricted stock activity under the equity compensation plans for the years ended December 31, 2022 and 2021 is as follows:

	Number of restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2020	3,750,000	$0.13
Granted	—	—
Vested	(2,500,000)	(0.13)
Forfeited	—	—
Nonvested balance, December 31, 2021	1,250,000	$0.13

Nonvested balance, December 31, 2021	1,250,000	$0.13
Granted	1,550,000	0.45
Vested	(2,412,500)	(0.28)
Forfeited	—	—
Nonvested balance, December 31, 2022	387,500	$0.45

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted stock grants aggregating $686,065 and $325,000 during the years ended December 31, 2022 and 2021, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of December 31, 2022, there were $174,375 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next three months in accordance with the respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of Shares

2023	387,500
2024	—

Note 7 – Warrants

The following table summarizes warrant activity for the years ended December 31, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2020	1,528,380	$0.65
Issued in connection with issuance of Series A Convertible Preferred Stock (see Note 13)	5,256,410	0.39
Issued in connection with issuance of 3% Notes (see Note 4)	5,732,994	0.50
Issued in connection with issuance of 8% Note and the October 8% Notes (see Note 4)	1,850,000	0.50
Issued in connection with issuance of 3% Notes (see Note 4)	3,260,000	0.50
Forfeited/expired	(47,000)	(5.22)
Outstanding and exercisable at December 31, 2021	17,580,784	$0.47

Outstanding and exercisable at December 31, 2021	17,580,784	$0.47
Issued in connection with issuance of Series A Convertible Preferred Stock (see Note 13)	2,149,999	0.30
Issued in connection with issuance of 8% Note and October 8% Notes (see Note 4)	700,000	0.50
Forfeited/expired	—	—

Outstanding and exercisable at December 31, 2022	20,430,783	$0.45

The weighted average term of all outstanding Common Stock purchase warrants was 3.8 years as of December 31, 2022. The intrinsic value of all outstanding Common Stock purchase warrants and the intrinsic value of all vested Common Stock purchase warrants was zero as of December 31, 2022 and 2021.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of December 31, 2022:

	Outstanding and exercisable warrants
Exercise price per share	Number of warrants	Weighted average remaining contractual life
$0.30	2,149,999	5.1 years
$0.39	5,256,410	3.7 years
$0.50	13,024,374	3.6 years

Total	20,430,783	3.8 years

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

Pursuant to the USNG Letter Agreement, the Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore, there has been no payment or accrual liability relative to this cash fee provision as of December 31, 2022.

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

The Company recognized $286,864 and $47,370 of compensation expense relative to the 3,260,000 warrants to purchase Common Stock issued pursuant to the USNG Letter Agreement during the years ended December 31, 2022 and 2021, respectively. There have been no exercises or forfeitures of the warrants to purchase Common Stock relative to the USNG Letter during the years ended December 31, 2022 and 2021.

The total grant date fair value of the 3,260,000 warrants to purchase Common Stock issued pursuant to the USNG Letter Agreement on November 9, 2021 was $1,434,313 in total or $0.44 per share. Total unrecognized compensation costs related to the 3,260,000 warrants to purchase Common Stock issued pursuant to the USNG Letter Agreement, as of December 31, 2022 was $1,099,639 which will be amortized over the next forty-six months.

Note 8 – Income Taxes

The provision for income taxes consists of the following:

For the Year Ended December 31,
	2022	2021

Current income tax expense (benefit)	$—	$—
Deferred income tax benefit	—	—
Total income tax expense (benefit)	$—	$—

The effective income tax rate on continuing operations varies from the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2022	2021
Federal income tax rate	21.0%	21.0%
State income tax rate	4.7	4.7
Stock-based compensation	(3.9)	(32.6)
Exchange of debt for equity instruments	—	(38.7)
Change in valuation allowance	(20.2)	43.8
Other, net	(1.6)	1.8

Effective tax rate	—%	—%

The significant temporary differences and carry-forwards and their related deferred tax asset (liability) and deferred tax asset valuation allowance balances are as follows:

	For the Years Ended December 31,
	2022	2021

Deferred tax assets:
Depreciation, depletion, impairment and amortization	$190,000	$—
Accruals and other	300,000	294,000
Asset retirement obligations	450,000	435,000
Stock-based compensation	535,000	340,000
Warrant derivative liability	150,000	—
Net operating loss carry-forward	16,760,000	16,000,000

Gross deferred tax assets	18,385,000	17,069,000
Depreciation, depletion, impairment and amortization	—	(14,000)
Investment in unconsolidated subsidiary – GMDOC, LLC	(535,000)	—
Net deferred tax assets	17,850,000	17,055,000
Less valuation allowance	(17,850,000)	(17,055,000)

Deferred tax asset	$—	$—

The effective income tax rate on earnings (loss) before income tax benefit varies from the 21% statutory federal income tax rate primarily due to Company providing a 100% reserve on its net deferred tax assets as of December 31, 2022 and 2021.

During the year ended December 31, 2022, the Company increased its valuation allowance on net deferred tax assets by $795,000 while the valuation allowance remained at 100% of all net deferred tax assets as of December 31, 2022 and 2021. The Company has incurred net taxable losses for 12 of the last 15 years and continues to be in a cumulative loss position at December 31, 2022. In addition, there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financials are issued due to the operational and financing uncertainties. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $64,710,000 as of December 31, 2022, which expire from 2025 through 2041.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $64,710,000 in accordance with its 2022 federal income tax return as filed. Approximately $61,045,000 of such net operating loss carry-forwards expire from 2028 through 2037 while $3,665,000 of such net operating loss carry-forwards have an indefinite carryforward period in accordance with the Tax Cuts and Jobs Act of 2017, as amended (the “Tax Cuts and Jobs Act”). In addition, the Tax Cuts and Jobs Act limits the usage of net operating loss carryforwards to 80% of taxable income per year.

The Company has recently completed the filing of tax returns for the tax years 2012 through 2021. Therefore, all such tax returns are open to examination by the Internal Revenue Service.

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

Note 9 – Gain on Exchange and Extinguishment of Liabilities

During the years ended December 31, 2022 and 2021, the Company recorded gains on the extinguishment of liabilities through the negotiation of settlements with certain creditors and through the operation of law as follows:

	Year ended December 31,
	2022	2021
Gain (loss) on exchange and extinguishment of liabilities:
Gain on exchange and extinguishment of notes payable	$—	$55,230
Gain on exchange and extinguishment of liabilities	—	124,177
Gain from settlement of litigation (see Note 13)	—	23,000
Loss from retirement of convertible note payable	—	(115,805)

Total gain on exchange and extinguishment of liabilities	$—	$86,602

Gain on exchange and extinguishment of notes payable – On April 1, 2021, the Company and the holders of two notes payable aggregating $85,000 that were in default reached a settlement whereby the Company issued a total of 245,000 shares of Common Stock in exchange for the extinguishment of the outstanding principal, accrued interest and associated Common Stock purchase warrants which totaled $123,830, as of April 1, 2021. The 245,000 shares issued to extinguish the debt obligations resulted in a gain of $55,230 which was recorded in the year ended December 31, 2021.

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

Loss from retirement of convertible note payable - On March 26, 2021, the Company exercised its right to retire a convertible note payable originally issued in August 2020 (the “August 2020 Note”) in conjunction with the issuance of March 2021 Series A Convertible Preferred Stock (see Note 13). In accordance with the prepayment provisions contained in the August 2020 Note, the Company paid all principal, accrued interest and the 15% prepayment premium as follows:

Amount
Principal balance at par	$365,169
Remaining discount included in principal balance	(44,883)
Accrued interest	17,448
Prepayment premium (including remaining discount due to early retirement)	115,805

Total payment to retire the August Note	$453,539

The prepayment premium was charged to non-operating expense as a loss from retirement of convertible note payable during the year ended December 31, 2021.

Note 10 – Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the years ended December 31, 2022 and 2021:

Amount

Asset retirement obligation at December 31, 2020	$1,716,003
Additions	13,425
Accretion expense during the period	836

Asset retirement obligation at December 31, 2021	$1,730,264

Asset retirement obligation at December 31, 2021	$1,730,264
Additions	—
Accretion expense during the period	2,222

Asset retirement obligation at December 31, 2022	$1,732,486

The $1,716,003 asset retirement obligation existing at December 31, 2022 and in years prior to 2022 represented the remaining potential liability for wells the Company had owned in Texas and Wyoming prior to their sales/disposal in 2012. The Company was not in compliance with then existing federal, state and local laws, rules and regulations for its previously owned Texas and Wyoming domestic oil and gas properties. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of in 2012 and in years prior to 2012; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their asset retirement obligations. Management believes the asset retirement obligations recorded relative to these Texas and Wyoming wells of $1,716,003 as of December 31, 2022 and 2021 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

The Company assumed a $13,425 asset retirement obligation pursuant to the acquisition of the Properties on April 1, 2021. In addition, the Company drilled and completed its first Hugoton Gas Field well which was placed in service in August 2022. The Company recorded $2,222 and $836 of accretion expense during the years ended December 31, 2022 and 2021, respectively, related to the acquisition of the Properties as further described in Note 1 and the Hugoton Gas Field well completed in August 2022.

Note 11 – Warrant Derivative Liability

The estimated fair value of the Company’s derivative liabilities, all of which were related to the detachable warrants issued in connection with Series A Convertible Preferred Stock, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates. The detachable warrants issued in connection with the issuance of certain Series A Convertible Preferred Stock (See Note 13 - March 2021 Issuance) contained a provision allowing the holder to require cash settlement in certain situations were fundamental transaction, as defined in the warrant agreements have occurred. An event occurred on December 31, 2022 that activated the Holder’s ability to utilize such provisions therefore the derivative liability was recognized on December 31, 2022.

The following is a summary of the assumptions used in calculating estimated fair value of such derivative liabilities as of the December 31, 2022:

As of December 31, 2022

Volatility – range	342.2%
Risk-free rate	3.99%
Contractual term	3.74 years
Exercise price	$0.39
Number of warrants in aggregate	5,256,410

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2020	$321
Unrealized derivative gains included in other income/expense for the period	(199)
Extinguishment of derivative liability as part of the exchange of debt for common stock	(122)
Balance at December 31, 2021	$—
Establishment of warrant derivative liability – included in other income (expense) for the year	577,269

Balance at December 31, 2022	$577,269

Note 12 – Commitments and Contingencies

Lack of Compliance with Law Regarding Domestic Properties

The Company was not in compliance with then existing federal, state and local laws, rules and regulations for domestic oil and gas properties owned and disposed of in 2012 and in years prior to 2012 and could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of the Company. All domestic oil and gas properties held by Infinity – Wyoming and Infinity-Texas were disposed of in 2012 and in years prior to 2012; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded for these prior matters of $1,716,003 as of December 31, 2022 and 2021 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

USNG Letter Agreement commitment

Pursuant to the USNG Letter Agreement (see Note 7), the Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision as of December 31, 2022.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with the Company, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of December 31, 2022 and 2021, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Joseph Ryan (“Ryan”) filed an action in the District Court of Johnson County, Kansas, number 20CV01493, on March 20, 2020 against the Company resulting from certain professional consulting services Ryan alleges he performed for Social, Environmental and Economic Impact Assessments during July 2012 through September 2015 on the Nicaraguan Concessions. Ryan alleges that such services were provided pursuant to oral agreements with the Company. Ryan claims breach of contract for failure to pay $12,000 amounts invoiced and due. On December 23, 2020, Ryan filed a Motion for Default Judgment for $12,000 in unpaid invoices plus legal, fees, statutory interest and any expert testimony fees.

On February 10, 2021, the parties agreed to a full and complete settlement of the matter with prejudice. The terms of the settlement required the Company to pay a total of $10,000 to extinguish accounts payable to Ryan totaling $33,000. As a result, the Company recorded a $23,000 gain from settlement of litigation during the year ended December 31, 2021 (see Note 9).

Note 13 – Stockholder’s Deficit

Series A Convertible Preferred Stock

As of December 31, 2022 and 2021, the Company is authorized to issue up to 10,000,000 preferred stock, par value $0.0001 per share.

The following summarizes the activity in Series A Convertible Preferred Stock for the years ended December 31, 2022 and 2021:

Number of Shares
Outstanding at December 31, 2020	—
Issued	22,776
Converted to Common Stock	(700)

Outstanding at December 31, 2021	22,076

Outstanding at December 31, 2021	22,076
Issued	6,450
Converted to Common Stock	(3,000)

Outstanding at December 31, 2022	25,526

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

The Company has accrued preferred dividends totaling $199,300 and $174,449 relative to the March 2021 Series A Convertible Preferred Stock which was charged to additional paid in capital during the years ended December 31, 2022 and 2021, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $44,805 and $— relative to the March 2021 Series A Convertible Preferred Stock as of December 31, 2022 and 2021, respectively.

The holders of March 2021 Series A Convertible Preferred Stock exercised their rights to convert a total of 3,000 shares of March 2021 Series A Convertible Preferred Stock into 937,500 shares of Common Stock during the year ended December 31, 2022. The holders exercised their rights to convert a total of 700 shares of March 2021 Series A Convertible Preferred Stock into 218,750 shares of Common Stock during the year ended December 31, 2021.

On March 26, 2021, Ozark Capital, LLC (“Ozark”) acquired 1,111 shares of March 2021 Series A Convertible Preferred Stock (convertible into 347,188 shares of Common Stock), together with warrants to acquire 256,410 shares of Common Stock at fifty cents ($0.50) per share for a total cash of $100,000. Ozark and its affiliates hold over 10% of the shares of the Company’s Common Stock as of December 31, 2022. Accrued dividends attributable to Ozark were $11,080 and $8,523 for the years ended December 31, 2022 and 2021 respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $2,800 and $ — relative to the Ozark’s Series A Convertible Preferred Stock as of December 31, 2022 and 2021, respectively.

All holders of the March 2021 Series A Convertible Preferred Stock, including Ozark, have agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days’ advance notice to the Company.

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

The Company has accrued preferred dividends totaling $27,260 and $-0- relative to the June 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the years ended December 31, 2022 and 2021, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $27,260 and $ — relative to the June 2022 Series A Convertible Preferred Stock as of December 31, 2022 and 2021, respectively

August/September 2022 Issuances – During August and September 2022, the Company entered into a securities purchase agreement with three accredited investors providing for an aggregate investment of $145,000 by the investors for the issuance by the Company of (i) 1,450 shares of Series A Convertible Preferred Stock with a stated/liquidation value of $100 per share (the “August/September 2022 Series A Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 483,332 shares of Common Stock at an exercise price of thirty ($0.30) per share, subject to customary adjustments thereunder. The August/September 2022 Series A Convertible Preferred Stock is convertible into an aggregate of up to 453,125 shares of Common Stock. The holders of the warrants may exercise them by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrant. Net proceeds from the issuance of the August/September 2022 Series A Convertible Preferred Stock totaled $145,000. The Company used the proceeds of the August/September 2022 Series A Convertible Preferred Stock offering to pay-off certain outstanding convertible notes payable (see Note 4) and for general working capital purposes.

The holders of the August/September 2022 Series A Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its August/September 2022 Series A Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Company has accrued preferred dividends totaling $5,059 and $-0- relative to the August/September 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the years ended December 31, 2022 and 2021, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $5,059 and $ — relative to the August/September 2022 Series A Convertible Preferred Stock as of December 31, 2022 and 2021, respectively.

Note 14 – Related Party Transactions

The Company’s previous Chief Operating Officer, John Loeffelbein was a non-controlling member of Core. On April 1, 2021, we completed the acquisition of the Properties, under the same terms of the Agreement which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021, through the issuance of the March 2021 Series A Convertible Preferred Stock with detachable Common Stock purchase warrants. The funds raised pursuant to the March 2021 Series A Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021, to retire the outstanding convertible note payable and for working capital purposes.

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the years ended December 31, 2022 and 2021. On March 31, 2021, the parties entered into a Debt Settlement Agreement whereby all amounts due to such firm for services totaling $762,407 were extinguished upon the issuance of $7,624 principal balance of the 3% Notes and the issuance of the 3% Note Warrants as further described in Notes 4, 10 and 14. Total amounts due to the related party was $-0- as of December 31, 2022.

The Company had accrued compensation to its officers and directors in years prior to 2018. The Board of Directors authorized the Company to cease the accrual of compensation for its officers and directors, effective January 1, 2018. On March 31, 2021, the parties entered into Debt Settlement Agreements whereby all accrued amounts due for such services totaling $1,789,208 were extinguished upon the issuance of $17,892 principal balance of the 3% Notes and the issuance of the 3% Note Warrants as further described in Notes 4, 7 and 9. Total amounts due to the officers and directors related to accrued compensation was $-0- as of December 31, 2022 and 2021.

Offshore Finance, LLC was owed financing costs in connection with a subordinated loan to the Company which was converted to common shares in 2014. The managing partner of Offshore and the Company’s Chief Financial Officer are partners in the accounting firm which the Company used for general corporate purposes in the past. On March 31, 2021, the parties entered into a Debt Settlement Agreement whereby all amounts due for such services totaling $26,113 were extinguished upon the issuance of $261 principal balance of the 3% Notes and the issuance of the 3% Note Warrants as further described in Notes 4, 7 and 9. Total amounts due to this related party was $-0- as of December 31, 2022 and 2021.

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

Note 15 –Net Income (Loss) Per Share

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Net loss	$(3,940,075)	$(1,603,761)

Convertible preferred stock dividends	(231,619)	(174,449)

Numerator for basic (loss) income per share - Net (loss) income attributable to common stockholders	(4,171,694)	(1,778,210)

Add: Interest expense on convertible debt	—	—

Adjusted numerator for diluted (loss) income per share – Net loss income attributable to common stockholders	$(4,171,694)	$(1,778,210)

Denominator for basic (loss) income per share – weighted average shares outstanding	20,913,440	18,741,187

Dilutive effect of convertible debt outstanding	—	—

Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted (loss) income per share – adjusted weighted average shares outstanding	20,913,440	18,741,187

Net (loss) income per share:
Basic	$(0.20)	$(0.09)
Diluted	$(0.20)	$(0.09)

Basic income (loss) per share is based upon the weighted average number of shares of Common Stock outstanding during the year. For the year ended December 31, 2022 and 2021, all shares issuable upon conversion of convertible debt, convertible preferred stock and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

Note 16 – Supplemental Oil and Gas Information (Unaudited)

Estimated Proved Oil and Gas Reserves (Unaudited)

On April 1, 2021, the Company completed acquisition of certain oil and gas properties and interests from Core Energy, LLC, effective as of January 1, 2021 (the “Oil & Gas Properties Acquisition”). The Oil & Gas Properties Acquisition included the purchase of certain oil and gas properties in the Central Kansas Uplift geological formation, covering approximately 11,000 contiguous acres, including, among other things, the production and mineral rights to and a leasehold interest in the Oil & Gas Properties and all contracts, agreements and instruments. The Company acquired the Oil & Gas Properties for an aggregate purchase price consisting of $900,000 in cash at closing.

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

The Company has paid a total of $288,366 for its participation in the drilling and completion of the initial exploratory well. Such amount was an estimate and will be adjusted to actual drilling and completion cost expenditures when the well is connected to the pipeline and the production of gas commences.

The following tables summarize the net ownership interest in the proved oil and gas reserves and the standardized measure of discounted future net cash flows related to the proved oil and gas reserves for the Oil & Gas Properties and the Hugoton Gas Field. The estimates were prepared by the Company based on the reserve reports prepared for the Company for the years ended December 31, 2022 and 2021. The standardized measure presented here excludes income taxes as the tax basis for the Oil & Gas Properties and the Hugoton Gas Field is not applicable due to the substantial net operating loss carryforwards available to the Company on a go-forward basis. The proved oil and gas reserve estimates and other components of the standardized measure were determined in accordance with the authoritative guidance of the Financial Accounting Standards Board and the SEC.

Proved Oil and Gas Reserve Quantities

Proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. The net proved oil and gas reserves and changes in net proved oil and gas reserves attributable to the Oil & Gas Properties with respect to crude oil, and the Hugoton Gas Field which produces natural gas, natural gas liquids and helium all of which are located in the state of Kansas, are summarized below:

	Crude Oil Barrels	Natural Gas MCF (Thousand Cubic Feet)	Natural Gas Liquids Million BTU	Helium Gas MCF (Thousand Cubic Feet)
Proved developed reserves:
At January 1, 2021

In-place proved developed reserves acquired	26,185	—	—	—
Extensions and discoveries	—	—	—	—
Revisions of previous estimates	—	—	—	—
Production	(3,123)	—	—	—
Proved developed reserves - at December 31, 2021	23,062	—	—	—

Proved undeveloped reserves:
At January 1, 2021	—	—	—	—
	—	—	—	—
In-place proved developed reserves acquired	403,210	—	—	—
Extensions and discoveries	—	—	—	—
Revisions of previous estimates	—	—	—	—
Production	—	—	—	—
Proved undeveloped reserves - at December 31, 2021	403,210	—	—	—

Proved developed and undeveloped reserves:
At January 1, 2021	—	—	—	—
In-place proved developed reserves acquired	429,395	—	—	—
Extensions and discoveries	—	—	—	—
Revisions of previous estimates	—	—	—	—
Production	(3,123)
Proved developed and undeveloped reserves – at December 31, 2021	426,272	—	—	—

Proved developed reserves:
At January 1, 2022	23,062	—	—	—
In-place proved developed reserves acquired	—	—	—	—
Extensions and discoveries	—	31,445	86,656	217
Revisions of previous estimates	(21,842)	—	—	—
Production	(1,220)	(9,301)	(19,937)	(15)
Proved developed reserves - at December 31, 2022	—	22,144	66,719	202

Proved undeveloped reserves:
At January 1, 2022	403,210	—	—	—
In-place proved developed reserves acquired	—	—	—	—
Extensions and discoveries	—	—	—	—
Revisions of previous estimates	(403,210)	—	—	—
Production	—	—	—	—
Proved undeveloped reserves - at December 31, 2022	—	—	—	—

Proved developed and undeveloped reserves:
At January 1, 2022	426,272	—	—	—
In-place proved developed reserves acquired	—	—	—	—
Extensions and discoveries	—	31,445	86,656	217
Revisions of previous estimates	(425,052)	—	—	—
Production	(1,220)	(9,301)	(19,937)	(15)
Proved developed and undeveloped reserves – at December 31, 2022	—	22,144	66,719	202

Standardized Measure

The standardized measure of discounted future net cash flows before income taxes related to the proved oil and gas reserves of the Oil & Gas Properties is as follows:

	December 31,
	2022	2021
Future cash inflows	$186,158	$21,955,464
Future production costs	(89,815)	(2,698,409)
Future development costs	—	(4,450,000)
		—
Future net cash flows	96,343	14,807,055
Less 10% annual discount to reflect timing of cash flows	(7,656)	(11,166,405)

Standard measure of discounted future net cash flows	$88,687	$3,640,650

Requirements for oil and gas reserve estimation and disclosure require that reserve estimates and future cash flows be based on the average market prices for sales of oil and gas on the first calendar day of each month during the year. The average prices used for the year ended December 31, 2022 and 2021 under these rules were $94.14 and $66.34 for crude oil, respectively. The average prices used for the year ended December 31, 2022 under these rules were $5.84 per MCF for natural gas and $0.76 per gallon for natural gas liquids and $260.01 per MCF for helium, respectively.

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

Costs Incurred in Oil and Gas Activities

Costs incurred during the year ended December 31, 2022 and 2021 in connection with the Company’s oil and gas acquisition, exploration and development activities are shown below.

	Year Ended December 31,
	2022	2021
Property acquisition costs:
Proved	$—	$—
Unproved	—	—
Total property acquisition costs		—
Development costs	—	272,799
Exploration costs	288,366	—

Total costs	$288,366	$272,799

During 2022, the Company incurred $288,366 of exploration costs when it drilled its pilot well in the Hugoton Gas Field which was successfully completed and is producing and selling commercial quantities of natural gas, natural gas liquids and helium. During 2021 the Company incurred $272,799 in development costs on the Kansas Oil & Gas Properties in 2021 primarily to assess the potential of noble gas and rare earth mineral reserves. Such exploration included noble gases such as helium and argon and rare earth minerals included bromine, lithium and iodine. The Company is assessing the results of such tests to determine whether commercial amounts of reserves exist that can be profitably extracted on the Kansas Oil & Gas Properties.

Aggregate capitalized costs relating to the Company’s oil and gas producing activities, and related accumulated depreciation, depletion, impairment and amortization are as follows:

	December 31, 2022	December 31, 2021
Central Kansas Uplift - Oil and gas production equipment	$913,425	$913,425
Hugoton Gas Field - Oil and gas production equipment	96,831	—
Central Kansas Uplift – Leasehold costs	15,225	—
Hugoton Gas Field – Leasehold costs	191,535

Subtotal	1,217,016	913,425
Less: Accumulated impairment	(905,574)	—
Less: Accumulated depreciation, depletion and amortization	(222,755)	(92,502)
Oil and gas properties and equipment, net	$88,687	$820,923

The $288,366 exploration costs relative the Hugoton Gas Field pilot well during the year ended December 31, 2022 was allocated to proved oil and gas properties with $191,535 to leasehold costs and $96,831 representing tangible equipment. The $913,425 acquisition price of the Properties in 2021 was allocated to tangible equipment and seismic data acquired as part of the acquisition.

During the year ended December 31, 2022, the Company changed its strategy regarding the Central Kansas Uplift considering the reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of December 31, 2022 and is considering the deepening of the conventional wells on the property to explore for helium and other noble gases that may be present in deeper producing zones. Accordingly, the Company has recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of December 31, 2022.

The Company performed the ceiling test to assess potential impairment of the capitalized costs relative to its Hugoton Gas Field Project. The ceiling test indicated an impairment charge of $192,762 was required to reduce the total capitalized costs to $88,687 as of December 31, 2022. Accordingly, the Company has recorded an impairment charge of $192,762 to reduce the capitalized tangible and intangible costs related to its Hugoton Gas Field properties to $88,687 as of December 31, 2022.

Costs Not Being Amortized

Oil and gas property costs not being amortized at December 31, 2022 and 2021, costs by year that the costs were incurred, are as follows:

Year Ended December 31,	Amount
2022	$—
2021	—
2020	—
Prior	—
Total costs not being amortized	$—

Note 17 – Subsequent Events

Designation of Series B Convertible Preferred Stock

On May 3, 2023, the Company filed the Certificate of Designation (the “ Certificate of Designation”) with the Secretary of State of the State of Nevada (the “Nevada Secretary of State”), establishing the rights, preferences, privileges, qualifications, restrictions, and limitations relating to the Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Convertible Preferred Stock”). The Certificate of Designation became effective upon filing with the Nevada Secretary of State.

Pursuant to the provisions of the Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock (the “Certificate of Designation”) the Company is authorized to issue up to 50,000 shares of Series B Preferred from time to time with a Stated Value/Liquidation Value of $100 per share. Each share of Series B Preferred Stock is convertible, at the option of the holders thereof, at any time, subject to certain beneficial ownership limitations, into shares of Common Stock determined on a per share basis by dividing the Stated Value of such share of Preferred Stock (as such term is defined in the Certificate of Designation) by the Conversion Price (as such term is defined in the Certificate of Designation), which Conversion Price is subject to certain adjustments. In addition, the Certificate of Designation also provides for the payment of dividends, in (I) cash, or (ii) shares of Common Stock, to the holders of the Series B Preferred Stock, of 8% per annum, based on the Stated Value, until the earlier of (i) the date on which the shares of Series B Preferred Stock are converted to Common Stock or (ii) date the Company’s obligations under the Certificate of Designation have been satisfied in full. The shares of Series B Preferred Stock also (i) vote on an as-converted to Common Stock basis, subject to certain beneficial ownership limitations, (ii) are redeemable at the option of the Company at any time, (iii) rank senior to the Common Stock and any class or series of capital stock created after the Series B Preferred Stock and (iv) have a special preference upon the liquidation of the Company.

Issuance of Series B Convertible Preferred Stock

May 2023 Issuance - On May 4, 2023, the Company entered into a securities purchase agreement with three (3) accredited investors providing for an aggregate investment of $750,000 by the investors for the issuance by the Company to them of (i) 7,500 shares of Series B Convertible Preferred Stock with a stated/liquidation value of $100 per share (the “May 2023 Series B Convertible Preferred Stock”); and (ii) warrants, with a term of five and a half (5.5) years, exercisable six (6) months after issuance, to purchase an aggregate of up to 15,000,000 shares of Common Stock at an exercise price of five ($0.05) cents per share, subject to customary adjustments thereunder. The 7,500 shares of May 2023 Series B Convertible Preferred Stock are convertible into an aggregate of up to 15,000,000 shares of Common Stock. Holders of the warrants may exercise the warrants by paying the applicable cash exercise price or, if there is not an effective registration statement for the sale of the shares of Common Stock underlying the warrants within six (6) months following the closing date, as defined in the warrants, by exercising on a cashless basis pursuant to the formula provided in the warrants. The Company intends to use the proceeds of the May 2023 Series B Convertible Preferred Stock offering for development of Hugoton Gas Field and Central Kansas Uplift Properties and for general working capital purposes.

The Company also entered into that certain registration rights agreement, pursuant to which the Company agreed to file a registration statement within forty-five (45) days following the closing of the May 2023 Series B Convertible Preferred Stock transaction, to register the shares of Common Stock issuable upon the conversion of the May 2023 Series B Convertible Preferred Stock and the common stock underlying the warrants. The Company is to use its best efforts to cause such registration statement to be declared effective within forty-five (45) days after the filing thereof, but in any event no later than the ninetieth (90th) calendar day following the issuance of the May 2023 Series B Convertible Preferred Stock.

On May 5, 2022, Ozark Capital, LLC (“Ozark”) acquired 2,500 shares of Series B Preferred Stock (convertible into 5,000,000 shares of Common Stock), together with warrants to acquire 5,000,000 shares of Common Stock at five cents ($0.05) per share for a total cash contribution of $250,000. Ozark and its affiliates hold over 10% of the shares of the Company’s Common Stock as of December 31, 2022. Accrued dividends on the Class A Convertible Preferred Stock attributable to Ozark were $11,080 and $8,523 for the years ended December 31, 2022 and 2021, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $5,601 and $ — relative to Ozark’s Series A Preferred Stock as of December 31, 2022 and 2021, respectively.

The holders of the May 2023 Series B Convertible Preferred Stock agreed to a 4.99% beneficial ownership cap that limits the investors’ ability to convert its May 2023 Series B Convertible Preferred Stock and/or exercise its Common Stock purchase warrants. Such limitation can be raised to 9.99% upon 60 days advance notice to the Company.

The Securities Purchase Agreement also contains customary representations, warranties and agreements of the Company and the Investors and customary indemnification rights and obligations of the parties thereto.

Appointment of Officers

Resignation of Stanton E. Ross- On May 5, 2023, in connection with the closing of the May 2023 Series B Convertible Preferred Stock, Stanton E. Ross, the Company’s Chief Executive Officer and President, resigned from his positions with the Company.

Resignation of Daniel F. Hutchins- On May 5, 2023, in connection with the closing of the May 2023 Series B Convertible Preferred Stock, Daniel F. Hutchins, the Company’s Chief Financial Officer, resigned from his position with the Company.

Appointment of Thomas J. Heckman as Chief Executive Officer and Chief Financial Officer- On May 2, 2023, in connection with the anticipated closing of the May 2023 Series B Convertible Preferred Stock the Company’s Board of Directors appointed Thomas J. Heckman to the positions of Chief Executive Office and Chief Financial Officer of the Company to replace Mr. Ross and Mr. Hutchins, effective May 5, 2023.

Conversion of 8% Convertible Notes Payable to Common Stock.

On January 13, 2023, a holder of 8% Convertible Notes Payable exercised its right to convert $46,296 of principal and $3,704 of accrued interest into 500,000 shares of common stock.

Status of 8% Convertible Notes Payable in Default as of December 31, 2022.

As further described in Note 4 the Company has certain convertible notes payable that have matured and are in default as of December 31, 2022. Following is the outstanding principal balance on matured convertible notes that are currently in default:

Amounts
Notes payable, in default:
8% Convertible notes payable due October 29, 2022	$650,000
8% Convertible promissory notes payable due September 15, 2022	350,000
8% Convertible promissory notes payable due June 29, 2022	312,500

Notes payable, in default	$1,312,500

The Company did not pay the principal balance due on these Convertible Notes upon their maturity, therefore the remaining balance remains due and payable and is therefore in technical default as of December 31, 2022.

With respect to two of the 8% convertible notes payable due October 29, 2022 with an outstanding aggregate principal balance of $500,000 as of December 31, 2022, the Company has reached an agreement with the two Investors. On January 10, 2023, the Company amended each of those notes by entering into a letter agreement between the Investors and the Company. The Letter Agreement modifies the terms of the notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including $100,000 principal balance of the notes payable due October 29, 2022 and $350,000 principal balance of the note payable due September 15, 2022), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

With respect to the 8% convertible notes payable due June 29, 2022 with an outstanding aggregate principal balance of $312,500 as of December 31, 2022, the Company has reached an agreement with the two Investors. On January 10, 2023, the Company amended each of those notes by entering into a letter agreement between the Investors and the Company. The Letter Agreement modifies the terms of the notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

With respect to the other notes that were not amended or exchanged on January 10, 2023 and May 5, 2023, the parties are negotiating a forbearance/resolution to such technical defaults which include several alternatives. Such negotiations include i) a reduction in the conversion price of the underlying convertible notes, ii) an extension and a roll-over of the principal into other Company securities, and iii) a combination of the alternatives. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

**********************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation as of December 31, 2022, the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

In connection with the filing of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment using those criteria, management believes that, as of December 31, 2022, our internal control over financial reporting was not effective due to material weaknesses identified as follows:

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

Name of Director	Age	Director Since
Stanton E. Ross	61	March 1992
Daniel F. Hutchins	67	December 2007
Leroy C. Richie	82	June 1999

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

Board of Directors and Committee Meetings

Our Board held one meeting during the fiscal year ended December 31, 2022. Our directors attended all the meetings of the Board. Our directors are expected, absent exceptional circumstances, to attend all Board meetings.

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

Report of the Board Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2022, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our Board has discussed with RBSM, LLP, our independent registered public accounting firm for fiscal years ended 2022 and 2021, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss. Specifically, the Board has discussed with the independent registered public accounting firm the matters required to be discussed by the Public Company Accounting Oversight Board’s Auditing AS 1301 (Communications With Audit Committees), as modified or supplemented. The discussions occurred with management and the independent public accountants about the quality (and not merely the acceptability) of the Company’s accounting principles, the reasonableness of significant estimates, judgments and the transparency of disclosures in the Company’s financial statements.

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

The Board has also reviewed the independence of the independent registered public accounting firm considering the compatibility of non-audit services with maintaining their independence from the Company. Based on the preceding review and discussions contained in this paragraph, the Board recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for filing with the SEC.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2022 be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the SEC.

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

Stockholder Communications with the Board

Stockholders may communicate with the Board by writing to us as follows: American Noble Gas Inc. attention: Corporate Secretary, 15612 College Blvd., Overland Park, KS 66210. Stockholders who would like their submission directed to a particular member of the Board may so specify and the communication will be forwarded as appropriate.

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

Such stockholder’s notice shall include, with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person, including such person’s written consent to being named in the proxy statement as a nominee, serving as a director, that is required under the Exchange Act. In addition, the stockholder must include in such notice their name and address, as they appear on the Company’s records and the name and address of the beneficial owner, if any, of such stockholder, the class or series and number of shares of capital stock of the Company that are owned beneficially or of record by such stockholder of record and by the beneficial owner, if any, a description of all arrangements or understandings between such stockholder and the proposed nominee and any other person or person (including their names) pursuant to which the nomination is to be made by such stockholder, a representation that such stockholder intends to appear at the annual meeting to nominate the person named in its notice and any other information required under the Exchange Act.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the SEC reports of ownership of, and transactions in, our securities and to provide us with copies of those filings. To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during fiscal year 2022.

Director Compensation

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal years ended December 31, 2022 and 2021.

Name (5)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)		Option Awards ($)(2)		Total ($)
Leroy C. Richie (1)	2022	$—	$45,000	(4)	$—	(3)	$45,000
	2021	$—	$—		$17,000	(3)	$17,000

(1)	The Company’s Board discontinued compensation for the Company’s officers and directors effective January 1, 2018. Mr. Richie received no cash compensation in 2022 and 2021 and had accrued an aggregate of $363,500 for his services on the Board since January 1, 2008. On March 31, 2021, the Company and Mr. Richie entered into a Debt Settlement Agreement whereby all accrued amounts due for such services totaling $363,500 were extinguished upon the issuance of $3,635 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 727,000 shares of Common Stock at an exercise price of $0.50 per share.

(2)	The value of stock option and restricted stock grants are determined as the grant date fair value pursuant to ASC Topic 718 for all stock options and restricted stock granted. Refer to Note 5 to the financial statements that appear in our Annual Report on Form 10-K for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants. The grant date fair value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award.

(3)	The Company’s Board approved the grant of options to purchase 100,000 shares of common stock to Mr. Richie on June 4, 2021. The amount equals grant date fair value of the stock options determined at the closing date of the stock options issuance. The stock options will vest on June 4, 2022, assuming that he remains as a member of the Board of the Company at such points in time.

(4)	The Company’s Board approved the grant of 100,000 shares of restricted Common Stock on May 19, 2022 to Mr. Richie. The amount equals 100,000 shares of restricted Common Stock multiplied by the closing price of such shares on May 19, 2022, the award date. Of the 100,000 total shares of restricted Common Stock, a total of 25,000 shares vest at the end of calendar quarter over the following 4 fiscal quarters ending March 31, 2022, assuming that he remains as a member of the Board of the Company at such points in time.

(5)	Mr. Ross’ and Mr. Hutchins’ compensation and option awards are noted in the Executive Compensation table because neither of them received compensation or stock options for their services as a director.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are:

Name	Age	Positions and Offices Held
Stanton E. Ross	61	Chairman, President and Chief Executive Officer
Daniel F. Hutchins	67	Director, Chief Financial Officer, Secretary
Thomas J. Heckman	63	Chief Executive Officer and Chief Financial Officer

Biographical information on Messrs. Ross and Hutchins appears above in this Part III - Item 10.

On May 2, 2023, in connection with the closing of the Series B Convertible Preferred Stock Transaction, the Company’s Board of Directors appointed Mr. Heckman to the positions of Chief Executive Office and Chief Financial Officer of the Company to replace Mr. Ross and Mr. Hutchins, effective May 5, 2023.

Thomas J. Heckman. Mr. Heckman, age 63, is and has been the Chief Financial Officer and Treasurer of Digital Ally, Inc. (Nasdaq: DGLY) a company, which, through its subsidiaries, engages in video solution technology, human and animal health protection products, healthcare revenue cycle management, ticket brokering and marketing and event production (“Digital Ally”), since January 2008. Mr. Ross is currently the Chairman, President and Chief Executive Officer of Digital Ally, and Mr. Hutchins is an independent director and Chairman of Digital Ally’s Audit Committee. Mr. Heckman is also a Managing Member of Ozark. Prior to joining Digital Ally, Mr. Heckman held financial and accounting roles of increasing responsibility at Deloitte and Touche, LLP, a subsidiary of Deloitte Touche Tohmatsu, an international auditing, consulting, financial advisory, risk management and tax services organization (“Deloitte”), since 1983, including six years as an Accounting and Auditing Partner in Deloitte’s Kansas City, Missouri’s office. Mr. Heckman is a certified public accountant and holds a Bachelor of Arts in Accounting from the University of Missouri – Columbia.

Item 11. Executive Compensation.

The following table shows compensation paid, accrued or awarded with respect to our named executive officers during the years indicated:

2022 - Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)		Option Awards ($)(4)		Total ($)
Stanton Ross (1)	2022	$—	$—	$225,000	(6)	$—		$225,000
Chief Executive Officer	2021	$30,000	$—	$—		$85,000	(5)	$115,000

Daniel F. Hutchins(2)	2022	$—	$—	$45,000	(8)	$—		$45,000
Chief Financial Officer	2021	$—	$—	$—		$17,000	(7)	$17,000

John Loeffelbein(3)	2022	$—	$—	$—		$—		$—
Chief Operating Officer	2021	$—	$—	$—		$59,500	(9)	$59,500

(1)	The Company’s Board discontinued compensation for the Company’s officers and directors effective January 1, 2018. In addition, due to the financial condition of the Company, Mr. Ross has deferred the receipt of a portion of his salary since January 2009. Mr. Ross received $-0- and $30,000 of his deferred salary in cash during the years ended December 31, 2022 and 2021, respectively. On March 31, 2021, the Company and Mr. Ross entered into a Debt Settlement Agreement whereby all accrued amounts due for such services totaling $525,708 were extinguished upon the issuance of $5,257 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 1,051,416 shares of Common Stock at an exercise price of $0.50 per share.
(2)	The Company’s Board discontinued compensation for the Company’s officers and directors effective January 1, 2018. Mr. Hutchins began serving the Company as Chief Financial Officer in August 2007. Since January 2009 he has deferred his compensation and a total of $900,000 of direct compensation was accrued but unpaid. Previously, Mr. Hutchins received other indirect compensation consisting of services billed at the normal standard billing rate of Hutchins & Haake, LLC plus out-of-pocket expenses for general corporate and bookkeeping purposes. For the years ended December 31, 2022 and 2021, the Company was billed $-0- for such services. Total amounts accrued for his indirect compensation was $-0- as of December 31, 2022 and 2021, respectively. On March 31, 2021, the Company and Mr. Hutchins entered into a Debt Settlement Agreement whereby all accrued amounts due for such services totaling $1,662,407 were extinguished upon the issuance of $16,624 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 3,324,813 shares of Common Stock at an exercise price of $0.50 per share.

(3)	The Company’s Board appointed John Loeffelbein, as its Chief Operating Officer effective September 30, 2019. Mr. Loeffelbein received no cash compensation for his services for the years ended December 31, 2022 and 2021. On April 18, 2022, Mr. Loeffelbein resigned from his position as Chief Operating Officer, effective immediately. Mr. Loeffelbein’s resignation as an officer did not result from any disagreement with the Board.

(4)	The value of stock option and restricted stock grants are determined as the grant date fair value pursuant to ASC Topic 718 for all stock options and restricted stock granted. Refer to Note 5 to the financial statements that appear in our Annual Report on Form 10-K for further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants. The grant date fair value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award.

(5)	The Company’s Board approved the grant of options to purchase 500,000 shares of common stock on June 4, 2021 to Mr. Ross. The stock options will vest on June 4, 2022, assuming that he remains as a member of the Board of the Company at such points in time and have an exercise price of $0.50 per share.

(6)	The Company’s Board approved the grant of 500,000 shares of restricted Common Stock on May 19, 2022 to Mr. Ross. Of the 500,000 total restricted shares, a total of 125,000 shares vest at the end of calendar quarter over the following 4 fiscal quarters ending March 31, 2023, assuming that he remains as an employee of the Company at such points in time. The value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award on May 19, 2022.

(7)	The Company’s Board approved the grant of options to purchase 100,000 shares of common stock on June 4, 2021 to Mr. Hutchins. The stock options will vest on June 4, 2022, assuming that he remains as a member of the Board of the Company at such points in time and have an exercise price of $0.50 per share.

(8)	The Company’s Board approved the grant of 100,000 shares of restricted Common Stock on May 19, 2022 to Mr. Hutchins. Of the 100,000 total restricted shares, a total of 25,000 shares vest at the end of calendar quarter over the following 4 fiscal quarters ending March 31, 2023, assuming that he remains as an employee of the Company at such points in time. The value of the restricted stock awards was determined based on the total number of restricted shares at the closing price on the date of award on May 19, 2022.

(9)	The Company’s Board approved the grant of options to purchase 350,000 shares of common stock effective June 4, 2021 to Mr. Loeffelbein. The stock options will vest on June 4, 2022, assuming that he remains as a member of the Board of the Company at such points in time and have an exercise price of $0.50 per share. On April 18, 2022, Mr. Loeffelbein resigned from his position as Chief Operating Officer, effective immediately. Mr. Loeffelbein’s resignation as an officer did not result from any disagreement with the Board.

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

Annual Bonuses

The awarding of annual bonuses to executives is in the discretion of the Board, in their serving the equivalent functions of the compensation committee discretion. The objective of the annual bonus element of compensation is to align the interest of executive officers with the achievement of superior Company performance for the year and also to encourage and reward extraordinary individual performance. In light of the Company’s operating results for 2022 and 2021, the Board determined that it was appropriate not to grant annual bonuses to the executive officers for 2022 and 2021.

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

In determining the stock option grants for Messrs. Ross, Hutchins and Loeffelbein, the Board considered the number of options previously granted that remained outstanding, the number and value of shares underlying the options being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock option and restricted stock plans. Messrs. Ross, Hutchins and Loeffelbein were granted stock options during the year ended December 31, 2021 but not 2022. Information regarding all outstanding equity awards as of December 31, 2022 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

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

In determining the restricted stock grants for Messrs. Ross and Hutchins, the Board considered the number of stock options previously granted that remained outstanding, the number and value of restricted common shares being granted and the related effect on dilution. The Board also took into account the number of shares that remained available for grant under our stock option and restricted stock plans. Messrs. Ross and Hutchins were granted 500,000 and 100,000 shares of restricted Common Stock during the year ended December 31, 2022, respectively, and none in 2021. The restricted stock grants in 2022 vest ratably at the end of the following four calendar quarters following issuance. Information regarding all outstanding equity awards as of December 31, 2022 for the named executive officers is set forth below in the “Outstanding Equity Awards at Fiscal Year End” table.

Other Elements of Executive Compensation

We have not provided cash perquisites to our executive officers given our limited funds.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(As of December 31, 2022)

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Stanton Ross	—		500,000	(1)	—	$0.50	6/4/2031	—		—
Chief Executive Officer	60,000	(2)	—		—	$30.00	1/16/2024	—		—
	—		—		—	—	—	125,000	(4)	$13,750
Daniel F. Hutchins
Chief Financial Officer	—		100,000	(3)	—	$0.50	6/4/2031	—		—
	15,000	(2)	—		—	$30.00	1/16/2024	—		—
	—		—		—	—	—	25,000	(5)	$2,750

(1) On June 4, 2021, the Company granted Mr. Ross stock options to purchase 500,000 shares of Common Stock at an exercise price of $0.50 per share with a termination date of June 4, 2031. Such stock options shall vest on June 4, 2022, so long as Mr. Ross remains in the service of the Company at such point in time.

(2) The stock options were granted on January 17, 2014, outside of the stock option plans of the Company. These stock options vested as follows: one-third on the date of grant; one-third on January 16, 2015; and one-third on January 16, 2016.

(3) On June 4, 2021, the Company granted Mr. Hutchins stock options to purchase 100,000 shares of Common Stock at $0.50 per share with a termination date of June 4, 2031. Such stock options vested on June 4, 2022.

(4) On May 19, 2022, the Company granted Mr. Ross 500,000 shares of restricted stock. Such restricted stock vest ratably on a quarterly basis through March 31, 2023, so long as Mr. Ross remains in the service of the Company at such point in time.

(5) On May 19, 2022, the Company granted Mr. Hutchins 100,000 shares of restricted stock. Such restricted stock vest ratably on a quarterly basis through March 31, 2023, so long as Mr. Hutchins remains in the service of the Company at such point in time.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have no employment agreements or similar contracts with Stanton E. Ross or Daniel F. Hutchins.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 8, 2023, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our equity securities;

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

The percentage ownership information shown in the table below is based upon 22,424,515 shares of Common Stock and 25,526 shares of Series A Preferred Stock and 7,500 shares of Series B Preferred Stock outstanding as of May 8, 2023 with shares of both Series A Preferred Stock and Series B Preferred Stock are subject to the applicable 4.99% beneficial ownership limitation. On a combined basis the shareholders of both Series A Preferred Stock and Series B Preferred Stock are entitled to vote a total of 5,694,752 votes when considering the applicable 4.99% beneficial ownership limitation. The 22,424,515 shares of Common Stock, 25,526 shares of Series A Preferred Stock and 7,500 shares of Series B Preferred Stock outstanding as of May 8, 2023 excludes (a) shares of Common Stock issuable upon the exercise of outstanding warrants to purchase an aggregate of up to 33,430,783 shares of Common Stock, with a weighted average exercise price of $0.29 per share, (b) shares of Common Stock issuable upon outstanding stock options exercisable for up to 1,442,000 shares of Common Stock, with a weighted average exercise price of $2.38 per share, (c) 8,944,367 shares of Common Stock issuable upon conversion of $1,266,204 principal balance of 8% Convertible Promissory Notes outstanding, and (c) 57,330 shares of Common Stock issuable upon conversion of $28,665 principal balance of 3% Convertible Promissory Notes outstanding.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are convertible into and exercisable for shares of Common Stock within sixty (60) days after May 8, 2023. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock and Series A Preferred Stock shown that they beneficially own, subject to community property laws where applicable.

For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares of Common Stock that such person or persons has the right to acquire within sixty (60) days after May 8, 2023 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of Common Stock listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise noted below, the address for persons listed in the table is c/o American Noble Gas, Inc., 15612 College Blvd., Overland Park, KS 66210.

Shares Beneficially Owned
			Series A Preferred		Series B Preferred		Total Voting
	Common Stock		Stock		Stock		Power
	Shares	%	Shares	%	Shares	%	%(1)
5% or greater stockholders:
None

Directors and executive officers
Stanton E. Ross (3) President, Chief Executive Officer and Chairman	4,149,430	15.8%	-	-%	-	-%	14.1%
Daniel F. Hutchins (4) Director, Chief Financial Officer, Treasurer and Secretary	4,091,061	15.6%	-	-%	-	-%	13.8%
Leroy C. Richie (5) Director	1,449,270	5.5%	-	-%	-	-%	4.9%
Thomas J. Heckman (2) Chief Executive Officer and Chief Financial Officer	4,120,983	15.7%	1,111	4.4%	2,500	33.3%	14.0%
Directors and executive officers as a group (5 persons) (6)	13,810,744	52.7%	1,111	4.4%	2,500	33.3%	46.8%

(1)

Percentage of total voting power represents voting power with respect to all shares of our Common Stock and Series A and B Preferred Stock, which have the same voting rights as our shares of Common Stock. Holders of Common Stock are entitled to one (1) vote per share for each share of Common Stock held by them and holders of our shares of Series A and B Preferred Stock are entitled to one (1) vote for each share of Common Stock into which the Series A and B Preferred Stock is convertible, on an as-converted basis. Notwithstanding the foregoing, the Series A and B Preferred Stock includes beneficial ownership limitations so that all holders of our Series A and B Preferred Stock are unable to convert their shares of Series A and B Preferred Stock to shares of Common Stock so that they would own greater than 4.99% of our issued and outstanding shares of Common Stock, unless they provide at least 61 days’ prior written notice to increase such beneficial ownership limitation up to a maximum of 9.99% of our issued and outstanding shares of Common Stock. These percentages reflect such beneficial ownership limitations.

(2)	Such shares of Common Stock beneficially owned by Mr. Heckman include: (i) 502,000 shares of Common Stock issuable upon full exercise of vested options, (ii) 449,306 shares held by Ozark Capital LLC (“Ozark”), which shares Mr. Heckman is deemed to beneficially own, (iii) 1,111 shares of Series A Preferred Stock held by Ozark (convertible into up to 347,188 shares of common stock subject to the 4.99% beneficial ownership limitation) and (iv) upon exercise of March Warrants for up to 256,410 common shares held by Ozark (iii) 2,500 shares of Series B Preferred Stock held by Ozark (convertible into up to 5,000,000 shares of common stock subject to the 4.99% beneficial ownership limitation) and (iv) upon exercise of Warrants for up to 5,000,000 common shares subject to the 4.99% beneficial ownership limitation held by Ozark.

Such shares of Series A Preferred Stock and Series B Preferred Stock beneficially owned by Mr. Heckman include 1,111 shares of Series A Preferred Stock and 2,500 shares of Series B Preferred Stock held by Ozark, which shares Mr. Heckman, who in the managing member of Ozark, is deemed to beneficially own.

On May 2, 2023, in connection with the closing of the Series B Preferred Stock transactions, the Company’s Board of Directors appointed Mr. Heckman to the positions of Chief Executive Office and Chief Financial Officer of the Company to replace Mr. Ross and Mr. Hutchins, effective May 5, 2023.

(3)	Such shares of Common Stock beneficially owned by Mr. Ross include: (i) 560,000 shares of Common Stock issuable upon full exercise of vested options, (ii) up to 1,051,416 shares of Common Stock issuable upon full exercise of a Creditor Warrant, (iii) 10,514 shares of Common Stock issuable upon full conversion of a Note, excluding accruable interest, and (iv) 125,000 restricted shares of Common Stock, which are subject to forfeiture.

On May 5, 2023, in connection with the closing of the Series B Preferred Stock transactions, Mr. Ross, the Company’s Chief Executive Officer and President, resigned from his positions with the Company.

(4)	Such shares of Common Stock beneficially owned by Mr. Hutchins include: (i) 115,000 shares of Common Stock issuable upon full exercise of vested options, (ii) up to 3,324,813 shares of Common Stock issuable upon full exercise of a Creditor Warrant, (iii) 33,248 shares of Common Stock issuable upon full conversion of a Note, including accruable interest, and (iv) 25,000 restricted shares of Common Stock, which are subject to forfeiture.

On May 5, 2023, in connection with the closing of the Series B Preferred Stock transactions, Mr. Hutchins, the Company’s Chief Financial Officer, resigned from his positions with the Company.

(5)	Such shares of Common Stock beneficially owned by Mr. Richie include: (i) 115,000 shares of Common Stock issuable upon full exercise of vested options, (ii) 727,000 shares of Common Stock issuable upon full exercise of a Creditor Warrant, (iii) 7,270 shares of Common Stock issuable upon full conversion of a Note, including accruable interest, and (iv) 25,000 restricted shares of Common Stock, which are subject to forfeiture.

(6)	See the information included in footnotes 2 through 5 above.

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

John L. Loeffelbein, the Company’s Former Chief Operating Officer from September 2019 to April 2022, is a non-controlling member of Core Energy Resources, LLC (“Core”). The Company acquired an Option from Core to purchase the production and mineral rights/leasehold for the oil and gas properties in the Central Kansas Uplift (the “Properties”). The Company paid a non-refundable deposit of $50,000 in 2019 to bind the original Option, which gave it the right to acquire the Properties for $2.5 million prior to December 31, 2019. The Company was not able to exercise the Option prior to December 31, 2019. On September 2, 2020, the Company acquired a new Option from Core under similar terms as the previous Option, however the newly acquired Option permitted the Company to purchase the Properties at a reduced price of $900,000 at any time prior to November 1, 2020 and the Company agreed to immediately conduct a capital raise of between approximately $2-10 million to fund its acquisition and development of the Properties. On December 14, 2020, the parties executed an asset purchase and sale agreement which extended the new Option to January 11, 2021, which expired. The parties entered into a Side Letter agreement on March 31, 2021, pursuant to which we and Core agreed to set the closing date on which the Properties would be purchased to April 1, 2021. Pursuant to the Side Letter, the Company is responsible for reimbursing Core for certain prorated revenues and expenses from January 1, 2021 through the April 1, 2021 closing date. On April 1, 2021, we completed the acquisition of the Properties, under the same terms of the asset purchase agreement executed on December 14, 2020 which provided a purchase price of $900,000. The Company raised approximately $2.05 million on March 26, 2021 through the issuance of convertible preferred stock with detachable common stock purchase warrants. The funds raised pursuant to the Series A Convertible Preferred Stock issuance were used to complete the acquisition of the Properties on April 1, 2021 and to retire the outstanding convertible note payable. On April 18, 2022, Mr. Loeffelbein resigned from his position as Chief Operating Officer, effective immediately. Mr. Loeffelbein’s resignation as an officer did not result from any disagreement with the Board.

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by Mr. Hutchins’s accounting firm, Hutchins & Haake, LLC, at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes Hutchins & Haake, LLC for such support services and was not billed for any such services during the years ended December 31, 2022 and 2021. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due to such firm for services totaling $762,407 were extinguished upon the issuance of $7,624 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 1,524,814 shares of Common Stock. Total amounts due to the related party was $-0- and $762,407 as of December 31, 2022 and December 31, 2021, respectively.

The Company has accrued compensation to its officers and directors in previous years. The Board authorized the Company to cease the accrual of compensation for its officers and directors, effective January 1, 2018. On March 31, 2021, the parties entered into Debt Settlement Agreements whereby all accrued amounts due for such services totaling $1,789,208 were extinguished upon the issuance of $17,892 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 3,578,416 shares of Common Stock as further described in Notes 3, 4, 7 and 13 to the financial statements that appear in our Annual Report on Form 10-K, filed with the SEC on April 6, 2022. Total amounts due to the officers and directors related to accrued compensation was $-0- and $1,789,208 as of December 31, 2022 and 2021, respectively.

The Company owes Offshore Finance, LLC (“Offshore”) financing costs in connection with a subordinated loan to the Company which was converted to shares of Common Stock in 2014. The managing partner of Offshore and Mr. Hutchins are partners in Hutchins & Haake, LLC, which the Company used for general corporate purposes in the past. On March 31, 2021 the parties entered into a Debt Settlement Agreement whereby all amounts due for such services totaling $26,113 were extinguished upon the issuance of $261 principal balance of 3% Convertible Promissory Note and the issuance of warrants to purchase 52,226 shares of common stock. Total amounts due to this related party was $-0- and $-0- as of December 31, 2022 and 2021, respectively.

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

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The Audit committee of the Company has appointed RBSM, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2022 and 2021.

The following table is a summary of the fees billed to us by RBSM for fiscal years ended December 31, 2022 and December 31, 2021:

Fee Category	Fiscal 2022 fees	Fiscal 2021 fees
Audit fees	$157,500	$87,500
Audit-related fees	—	5,000
Tax fees	—	—
All other fees	—	—
Total fees	$157,500	$92,500

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

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger between Infinity Energy Resources, Inc. and Infinity, Inc. (1)
2.2	Agreement and Plan of Merger of American Noble Gas, Inc., a Delaware Corporation with and into American Noble Gas Inc, a Nevada Corporation dated as of December 7, 2021 (31)
3.1(i)(a)	Certificate of Incorporation of Infinity Energy Resources, Inc. (3)
3.1(i)(b)	Certificate of Correction of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (26)
3.1(i)(c)	Form of Certificate of Designations of Series A Convertible Preferred Stock (24)
3.1(i)(d)	Certificate of Amendment of Certificate of Incorporation of Infinity Energy Resources, Inc. (Filed herewith.) (28)
3.1(i)(e)	Certificate of Merger filed with the Secretary of State of the State of Delaware on December 7, 2021 (31)
3.1(i)(f)	Articles of Merger filed with the Secretary of State of the State of Nevada on December 7, 2021 (31)
3.1(i)(g)	Articles of Incorporation filed with the Secretary of State of the State of Nevada on November 23, 2021 (31)
3.1(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (33)
3.2(i)	Bylaws of Infinity Energy Resources, Inc. (1)
3.2(ii)	Amended and Restated Bylaws of American Noble Gas, Inc., adopted effective October 14, 2021 (28)
3.2(iii)	Bylaws of American Noble Gas Inc, a Nevada Corporation, adopted October 22, 2021 (31)
4.1	Form of Common Stock Purchase Warrant (7)
4.2	Common Stock Purchase Warrant (1,000,000 shares), dated December 27, 2013 (9)
4.3	Warrant (11)
4.4	Form of Common Stock Purchase Warrant dated August 19, 2020 (23)
4.5	Form of March 16, 2021 Common Stock Purchase Warrant (24)
4.6	Form of Series A Convertible Preferred Stock Certificate (24)
4.7	Form of March 31, 2021 3% Convertible Promissory Note (25)

4.8	Form of March 31, 2021 Common Stock Purchase Warrant (26)
4.9	Form of Common Stock Purchase Warrant (29)
4.10	Form of Common Stock Purchase Warrant, dated October 29, 2021 (30)
4.11	Form of Senior Unsecured Convertible Promissory Note, due October 29, 2022 (30)
4.12	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (31)
4.13	Form of Warrant (33)
4.14	Form of Series B Convertible Preferred Stock Certificate (33)
10.1	Nicaraguan Concession - Perlas Prospect (3)
10.2	Nicaraguan Concession - Tyra Prospect (3)
10.3	Common Stock Purchase Warrant for 250,000 shares, dated February 13, 2013 (6)
10.4	Form of 8% Promissory Note (7)
10.5	8% Note, dated December 27, 2013 (9)
10.6	Third Amendment to Promissory Note, dated November 19, 2014 (10)
10.7	Third Amendment to Common Stock Purchase Warrant, dated November 19, 2014 (10)
10.8	First Amendment to Revenue Sharing Agreement, dated November 19, 2014 (10)
10.9	Revenue Sharing Agreement, dated May 17, 2014 (10)
10.10	Loan Extension Agreement, dated November 19, 2014(10)
10.11	Securities Purchase Agreement (11)
10.12	Registration Rights Agreement (11)
10.13	Senior Secured Convertible Note (11)
10.14	Security and Pledge Agreement (11)
10.15	Second Loan Extension Agreement Effective as of April 7, 2015 (12)
10.16	Fourth Amendment to Promissory Note, effective as of April 7, 2015 (12)
10.17	Fourth Amendment to Common Stock Purchase Warrant, effective as of April 7, 2015 (12)
10.18	8% Convertible Promissory Note and Common Stock Purchase Warrant dated December 31, 2014 (13)
10.19	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 19, 2014 (13)
10.20	8% Convertible Promissory Note and Common Stock Purchase Warrant dated January 7, 2014 (13)
10.21	8% Convertible Promissory Note and Common Stock Purchase Warrant dated October 2, 2014 (13)
10.22	8% Line-of-Credit Promissory Note and Common Stock Purchase Warrant dated October 23, 2014 (13)
10.23	2015 Stock Option Plan (14)
10.24	8% Convertible Promissory Note and Common Stock Purchase Warrant dated November 8, 2016 (15)
10.25	Exchange Agreement dated May 23, 2019 (16)
10.26	Side-letter Agreement dated May 23, 2019 (16)
10.27	Amendment No. 1 to Exchange Agreement, dated May 30, 2019 (17)
10.28	Exchange Agreement dated June 4, 2019 (18)
10.29	Common Stock Purchase Warrant Agreement dated June 4, 2019 (18)
10.30	Exchange Agreement dated June 19, 2019 (19)
10.31	Common Stock Purchase Warrant Agreement dated June 19, 2019 (19)
10.32	Form of Senior Unsecured Promissory Note, due August 19, 2021 (23)
10.33	Form of Securities Purchase Agreement dated August 19, 2020 by and between the Company and the Investor (23)
10.34	Form of Restricted Stock Purchase Agreement dated as of August 19, 2020 (23)
10.35	Form of Option Term Sheet dated September 2, 2020 by and between the Company and Core (22)
10.36	Form of Exchange Agreement by and between the Company and SKM dated September 24, 2020 (21)
10.37	Form of Asset Purchase and Sale Agreement made and entered into as of December 14, 2020 by and between the Company and Core Energy, LLC, Mandalay, LLC and Coal Creek Energy, LLC (20)
10.38	Form of Purchase Agreement by and between the Company and the March Investors dated as of March 16, 2021 (24)
10.39	Assignment and Bill of Sale, by and between Infinity Energy Resources, Inc. and Core Energy, LLC, dated as of March 31, 2021 (25)
10.40	Side Letter, by and between Infinity Energy Resources, Inc. and Core Energy, LLC, dated as of March 31, 2021 (25)
10.41	Form of Debt Settlement Agreement dated as of March 31, 2021 (25)
10.42	Form of Settlement Agreement by and between the Company and Global Equity Funding, LLC dated as of April 1, 2021 (27)

10.43	Form of Settlement Agreement by and between the Company and Stephen Cochenet dated as of April 1, 2021 (27)
10.44	2021 Stock Option and Restricted Stock Plan (28)
10.45	Letter Agreement by and between the Company and U.S. Noble Gas, LLC dated November 9, 2021 (30)
10.46	Form of Securities Purchase Agreement, dated as of October 29, 2021, by and between the Company and the Investor (30)
10.47	Form of Registration Rights Side Letter, dated as of October 29, 2021 (30)
10.48	Participation Agreement, dated as of April 4, 2022, by and between the Company and SunFlower Exploration, LLC (32)
10.49	Letter Agreement, dated as of May 3, 2022 by and between the Company and certain Investors (33)
10.50	Form of Securities Purchase Agreement, dated as of May 4, 2023 by and between the Company and the Investors (33)
10.51	Form of 8% Convertible Promissory Note due September 30, 2023 (33)
14.1	Code of Ethics and Code of Conduct (4)
21.1**	Subsidiaries of Registrant
23.1**	Consent of RBSM LLP
31.1	Certificate of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certificate of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32	Certificate Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)

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

(28) Filed as an Exhibit to Form 8-K by the Company on October 15, 2021.

(29) Filed as an Exhibit to Form 8-K by the Company on November 12, 2021.

(30) Filed as an Exhibit to Form 10-Q by the Company on November 12, 2021.

(31) Filed as an Exhibit to Form 8-K by the Company on December 13, 2021.

(32) Filed as an Exhibit to Form 10-K by the Company on April 6, 2022

(33) Filed as an Exhibit to Form 8-K by the Company on May 8, 2023.

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

Date: May 15, 2023

AMERICAN NOBLE GAS INC,
a Nevada corporation

By:	/s/ Thomas J. Heckman
Thomas J. Heckman
Chief Executive Officer and Chief Financial Officer

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

Signature and Title	Date

/s/ Stanton E. Ross	May 15, 2023
Stanton E. Ross, Director

/s/ Leroy C. Richie	May 15, 2023
Leroy C. Richie, Director and Audit Committee Chairman

/s/ Daniel F. Hutchins	May 15, 2023
Daniel F. Hutchins, Director

/s/ Thomas J. Heckman	May 15, 2023
Thomas J. Heckman, Chief Executive Officer and Chief Financial Officer

