Form 10-Q
period 2023-03-31
AMERICAN NOBLE GAS, INC.
filed 2023-06-09
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(913) 955-0532

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

As of June 8, 2023, the registrant had 22,424,515 shares of common stock, $0.0001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

AMERICAN NOBLE GAS INC

Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,008	$10,163
Accrued receivable	55,658	47,423
Prepaid expenses	9,062	12,617

Total current assets	66,728	70,203
Oil and gas properties and equipment:
Oil and gas properties and equipment	1,217,016	1,217,016
Accumulated depreciation, depletion and impairment	(1,131,740)	(1,128,329)

Property and equipment, net	85,276	88,687

Investment in unconsolidated subsidiary – GMDOC, LLC	1,141,274	1,101,461

Total assets	$1,293,278	$1,260,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,570,855	$1,387,893
Accrued liabilities	1,159,403	1,159,403
Accrued interest - $1,713 and $1,501 to related parties as of March 31, 2023 and December 31, 2022, respectively	108,785	244,038
Accrued dividends	140,065	77,124
Warrant derivative liability	209,802	577,269
Convertible notes payable, net of unamortized discount	1,266,204	1,312,500

Total current liabilities	4,455,114	4,758,227

Asset retirement obligations	1,733,704	1,732,486
Convertible promissory notes, net of unamortized discount - related parties	28,665	28,665

Total liabilities	6,217,483	6,519,378
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock; par value $0.0001 per share, 10,000,000 shares authorized; Series A Convertible Preferred Stock – 27,778 shares authorized with stated/liquidation value of $100 per share, 25,526 and 25,526 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Common Stock, par value $0.0001 per share, 500,000,000 shares authorized, 22,424,515 shares issued and outstanding at March 31, 2023 and 21,924,515 shares issued and outstanding at December 31, 2022	2,242	2,192
Additional paid-in capital	117,602,298	117,369,198
Accumulated deficit	(122,528,748)	(122,630,420)
Total stockholders’ deficit	(4,924,205)	(5,259,027)
Total liabilities and stockholders’ deficit	$1,293,278	$1,260,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS INC

Condensed Statements of Operations

(unaudited)

	Three months ended March 31,
	2023	2022

Revenues	$8,924	$25,305

Operating expenses:
Oil and gas lease operating expense	29,605	86,536
Depreciation, depletion and impairment	3,411	30,834
Accretion of asset retirement obligation	1,218	279
Oil and gas production related taxes	—	28
Other general and administrative expenses	411,848	368,706

Total operating expenses	446,082	486,383

Operating loss	(437,158)	(461,078)

Other income (expense):
Equity in earnings of unconsolidated subsidiary – GMDOC, LLC	39,813	—
Interest expense	(37,412)	(93,556)
Gain on extinguishment of convertible notes payable	168,962	—
Change in warrant derivative fair value	367,467	—

Total other income (expense)	538,830	(93,556)

Income (loss) before income taxes	101,672	(554,634)
Income tax (expense) benefit	—	—

Net income (loss)	101,672	(554,634)

Convertible preferred stock dividends	(62,941)	(52,861)

Net income (loss) attributable to common stockholders	$38,731	$(607,495)

Basic and diluted net loss per share:
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

Weighted average shares outstanding – basic	22,357,099	19,213,560
Weighted average shares outstanding – diluted	22,357,099	19,213,560

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS INC

Condensed Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	22,076	$2	19,012,015	$1,901	$115,522,952	$(118,690,345)	$(3,165,490)

Stock-based compensation	—	—	—	—	229,906	—	229,906

Issuance of common stock pursuant to conversion of convertible preferred stock	(800)	—	250,000	25	(25)	—	—

Accrual of preferred stock dividends	—	—	—	—	(52,861)	—	(52,861)

Net loss	—	—	—	—	—	(554,634)	(554,634)

Balance, March 31, 2022	21,276	$2	19,262,015	$1,926	$115,699,972	$(119,244,979)	$(3,543,079)

Balance, December 31, 2022	25,526	$3	21,924,515	$2,192	$117,369,198	$(122,630,420)	$(5,259,027)

Stock-based compensation	—	—	—	—	246,091	—	246,091

Issuance of common stock upon conversion convertible notes payable and accrued interest	—	—	500,000	50	49,950	—	50,000

Accrual of preferred stock dividends	—	—	—	—	(62,941)	—	(62,941)

Net income	—	—	—	—	—	101,672	101,672

Balance, March 31, 2023	25,526	$3	22,424,515	$2,242	$117,602,298	$(122,528,748)	$(4,924,205)

The accompanying notes are an integral part of these unaudited co0ndensed financial statements.

AMERICAN NOBLE GAS INC

Condensed Statements of Cash Flows

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$101,672	$(554,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiary – GMDOC, LLC	(39,813)	—
Change in fair value of derivative liability	(367,467)	—
Stock-based compensation	246,091	229,906
Gain on extinguishment of convertible notes payable	(168,962)	—
Depreciation, depletion and amortization	3,411	30,834
Accretion of asset retirement obligations	1,218	279
Amortization of discount on convertible notes payable	—	80,667
Change in operating assets and liabilities:
Increase in accounts receivable	(8,235)	(3,799)
Decrease in prepaid expenses	3,555	3,500
Increase in accounts payable	182,962	162,826
Increase in accrued interest	37,413	210

Net cash used in operating activities	(8,155)	(50,211)

Cash flows from investing activities:
Investment in oil and gas properties and equipment	—	(9,134)
Net cash used in investing activities	—	(9,134)

Cash flows from financing activities:
Cash dividends paid on preferred stock	—	(52,861)
Net cash provided by financing activities	—	(52,861)

Net decrease in cash and cash equivalents	(8,155)	(112,206)

Cash and cash equivalents:
Beginning	10,163	260,590
Ending	$2,008	$148,384
Supplemental cash flow information:
Cash paid for interest	$—	$12,679
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Accrual of dividends on Series A Convertible Preferred Stock	$62,941	$—
Issuance of common stock upon conversion of convertible notes payable and accrued interest	$50,000	$—
Conversion of Series A Convertible Preferred Stock to Common Stock	$—	$25

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

Notes to Unaudited Condensed Financial Statements

March 31, 2023

Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information

American Noble Gas, Inc. has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in our opinion, include all adjustments consisting of normal recurring adjustments and accruals necessary for a fair presentation of our condensed balance sheets, statements of operations, statements of stockholders’ deficit and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the remainder of 2023 due to various factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes in Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC.

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

During the year ended December 31, 2022, the Company changed its strategy regarding the Central Kansas Uplift considering the reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of March 31, 2023 and December 31, 2022 and is considering the deepening of the conventional wells on the property to explore for helium and other noble gases that may be present in deeper producing zones. Accordingly, the Company has recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of March 31, 2023 and December 31, 2022.

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

The Company performed the ceiling test to assess potential impairment of the capitalized costs relative to its Hugoton Gas Field Project. The ceiling test indicated an impairment charge of $192,762 was required to reduce the total capitalized costs to $88,687 as of December 31, 2022. Accordingly, the Company has recorded an impairment charge of $192,762 to reduce the capitalized tangible and intangible costs related to its Hugoton Gas Field properties to $88,687 as of December 31, 2022. The Company recorded an addition to depreciation and amortization expense of $3,411 during the three months ended March 31, 2023.

Investment in GMDOC, LLC - On May 3, 2022, the Company entered into an operating agreement (the “Operating Agreement”) pursuant to which the Company acquired 17 (or 60.7143%) of 28 limited liability membership interests (the “Interests”) in GMDOC, LLC, a Kansas limited liability company (“GMDOC”), for an aggregate purchase price of $4,037,500, and was subsequently admitted as a member of GMDOC.

The Company paid the cash contribution for the membership interests of $850,000, during May 2022. The remainder of the Company’s capital contribution, or $3,187,500, was financed by the Bank Loan (as defined below).

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

Going Concern

The Company has incurred losses from operations, has a stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the three months ended March 31, 2023 and as of and for the years ended December 31, 2022 and 2021. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund (i) the development of the Properties acquired on April 1, 2021; (ii) our obligations for exploration and development under the Hugoton Farmout Agreement; (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due, as described below. Most of the Company’s outstanding debt and other financial obligations are currently past due and the Company must negotiate forbearance and/or restructuring agreements with the holders of such debt. These are substantial operational and financial issues that must be successfully addressed during 2023 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations and acquiring oil and gas producing properties to deploy its new operational strategy during the period through March 31, 2023.

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

The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. To date, such revenues have only included the sale of oil and natural gas however the Company expects to begin generating more substantial revenues from the sale of noble gases in the future. The Company recognizes revenue from its interests in the sales of oil and gas in the period that its performance obligations are satisfied. Performance obligations are satisfied when the customer obtains control of product, when the Company has no further obligations to perform related to the sale, when the transaction price has been determined and when collectability is probable. The sales of oil and gas are made under contracts which the third-party operators of the wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and gas production from one to three months after delivery. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in trade receivables, net in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received, however, differences have been and are insignificant. The Company’s oil is typically sold at delivery points under contracts terms that are common in our industry.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash consists of cash on hand and demand deposits with financial institutions. The Company’s policy is that all highly liquid investments with an original maturity of three months or less when purchased would be cash equivalents and would be included along with cash as cash and equivalents.

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with several financial institutions if necessary to remain below the federally insured limit of $250,000 per bank. At March 31, 2023 and December 31, 2022, the uninsured balance amounted to $-0- and $-0-, respectively.

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

The Company early adopted ASU 2020-06 effective January 1, 2021 and applied ASU 2020-06 to all outstanding financial instruments as of January 1, 2021.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of March 31, 2023 and December 31, 2022 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

As a result of certain terms, conditions and features included in certain common stock purchase warrants issued by the Company (Notes 4 and 11), those warrants were required to be accounted for as derivatives at estimated fair value, with changes in fair value recognized in operations.

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

The estimated fair value of warrant derivative liabilities, which are related to detachable warrants issued in connection with the Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Convertible Preferred Stock”) were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, par value $0.001 per Share (the “Common Stock”) and current interest rates. The fair values for the warrant derivatives as of March 31, 2023 and December 31, 2022 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

March 31, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$209,802	$209,802
	$—	$—	$209,802	$209,802

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$577,269	$577,269
	$—	$—	$577,269	$577,269

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the three months ended March 31, 2023 and 2022.

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

The Company has performed workovers of the wells subsequent to the Properties purchase which was necessary to put the lease back into production status. Therefore, these tangible and intangible workover costs were expensed as lease operating expenses rather than capitalized in the full cost pool through December 31, 2022. In addition, the Company is currently evaluating the Properties for oil and gas reserves and specifically the potential for noble gas reserves such as helium, argon and krypton. Based on these evaluations, the Company may redirect its efforts to the production of noble gases rather than crude oil on the Properties. These noble gas evaluation costs have also been expensed as lease operating costs through March 31, 2023.

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

Full Cost Accounting

The accounting for, and disclosure of, oil and gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, were zero as of March 31, 2023 and December 31, 2022, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

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

The ceiling test is computed using the simple average spot price for the trailing twelve-month period using the first day of each month. The trailing twelve-month reference price was $94.14 per barrel for the West Texas Intermediate oil at Cushing, Oklahoma through December 31, 2022. This reference price for oil is further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and gas properties may not be reversed in subsequent periods. We recognized an impairment charge of $905,574 as of December 31, 2022 which is attributable to changing our strategy to exploring for noble gases and away from crude oil production at our Central Kansas Uplift properties which resulted in a large decrease in estimated future cash flows.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $-0- at March 31, 2023 and December 31, 2022.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of March 31, 2023 and December 31, 2022.

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

Related Party Transactions

The Company’s financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances and similar items in the ordinary course of business. Disclosure of related party transactions include: 1) the nature of the relationships involved, 2) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements, 3) the dollar amounts of the transactions for each periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period, and 4) amounts due from or to related parties as of the date of each balance sheet presented and if not otherwise apparent,5) the terms of settlement.

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

During the three months ended March 31, 2023 and 2022, the Company had outstanding the following securities that were potentially dilutive: i) Series A Convertible Preferred Stock, ii) various convertible notes payable, iii) warrants to purchase Common Stock and iv) options to purchase Common Stock. All potentially dilutive securities were considered for inclusion or exclusion from the calculation of diluted income (loss) per share for the three months ended March 31, 2023 and 2022. Any potentially dilutive security that were considered anti-dilutive were excluded from the net income (loss) per share reported for the three months ended March 31, 2023 and 2022.

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

Recent Accounting Pronouncements

Business Combinations - In October 2021, FASB issued ASU 2021-08 Business Combinations (“Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. The Company adopted this ASU on January 1, 2023 and its adoption did not have a material impact on our financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 2 – Oil and Gas Properties and Equipment

Oil and gas properties and equipment is comprised of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Central Kansas Uplift - Oil and gas production equipment	$913,425	$913,425
Hugoton Gas Field - Oil and gas production equipment	96,831	96,831
Central Kansas Uplift – Leasehold costs	15,225	15,225
Hugoton Gas Field – Leasehold costs	191,535	191,535

Subtotal	1,217,016	1,217,016
Less: Accumulated impairment	(905,574)	(905,574)
Less: Accumulated depreciation, depletion and amortization	(226,166)	(222,755)
Oil and gas properties and equipment, net	$85,276	$88,687

Note 3 – Investment in unconsolidated subsidiary – GMDOC

A summary of the Company’s investment in unconsolidated subsidiary-GMDOC during the three months ended March 31, 2023 follows:

Three months ended
March 31, 2023
Investment in unconsolidated subsidiary-GMDOC, at December 31, 2022	$1,101,461
Equity in earnings of GMDOC	39,813
Distributions during period	—
Impairment charges	—

Investment in unconsolidated subsidiary-GMDOC at March 31, 2023	$1,141,274

The following table presents summarized balance sheet financial information of the Company’s unconsolidated subsidiary – GMDOC as of March 31, 2023:

March 31, 2023
Assets:
Cash	$215,466
Accrued revenue & prepaid expenses	275,493
Oil and gas properties and equipment, net	7,218,801

Total assets	$7,709,760

Liabilities and Member’s Equity:
Accounts payable and accrued liabilities	$124,314
General managing members advances	150,000
Mortgage note payable, net	4,656,429
Asset Retirement Obligations	899,271
Member’s equity	1,879,746

Total liabilities and member’s equity	$7,709,760

The following table presents summarized income statement financial information of the Company’s unconsolidated subsidiary – GMDOC for the three months ended March 31, 2023:

Three months ended
March 31, 2023

Oil and gas revenues	$630,215
Lease operating expenses	(308,092)
Production related taxes	(15,890)
Ad valorem taxes	(10,755)
Depreciation expense	(134,206)
Accretion of asset retirement obligation	(16,940)
General and administrative expenses	(6,682)
Interest expense	(72,075)

Net income	65,575
AMGAS member’s percentage	60.7143%

Equity in earnings of unconsolidated subsidiary – GMDOC for the three months ended March 31, 2023	$39,813

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

Note 4 – Debt Obligations

Debt obligations were comprised of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Notes payable:

3% convertible notes payable due March 30, 2026 (the 3% Notes)	$28,665	$28,665
8% convertible notes payable due September 30, 2023 (the October 8% Notes)	500,000	500,000
8% convertible note payable due October 29, 2022 (the 8% Note) (in default)	100,000	100,000
8% convertible note payable due October 29, 2022 (the Second 8% Note) (in default)	50,000	50000
8% Convertible promissory notes payable due September 15, 2022 (the June 2022 Note) (in default)	350,000	350,000
8% Convertible promissory notes payable due September 30, 2023 (the May 2022 Notes)	266,204	312,500

Total notes payable	1,294,869	1,341,165
Less: Long-term portion	28,665	28,665
Notes payable, short-term	$1,266,204	$1,312,500

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2023	$1,266,204
2024	—
2025	—
2026	28,665
2027	—
2028	—
Total	$1,294,204

3% Convertible Notes Payable due March 30, 2026

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

8% Convertible Notes Payable due September 30, 2023

On October 29, 2021, the Company issued to two accredited investors (the “October 8% Note Investors”) unsecured convertible notes payable due October 29, 2022 (the “October 8% Notes”), with an aggregate principal face amount of approximately $500,000. The October 8% Notes are, subject to certain conditions, convertible into an aggregate of 1,000,000 shares of Common Stock, at a price of fifty cents ($0.50) per share. The Company also issued five and one half-year Common Stock purchase warrants to purchase up to 1,500,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “October 8% Note Warrants”) which are immediately exercisable. The October 8% Note Investors purchased the October 8% Notes and October 8% Note Warrants from the Company for an aggregate purchase price of $500,000 and the proceeds were used for general working capital purposes. The Company also granted the October 8% Note Investors certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the October 8% Note Warrants and the conversion of the October 8% Notes unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date.

The October 8% Notes all bear interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 120% of the principal amount of the underlying notes and any accrued and unpaid interest. Fifty percent (50%) of the 8% Note and the October 8% Notes shall be mandatorily repaid in cash in an amount equal to 120% of the principal amount of the underlying notes and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 and one-hundred percent (100%) of the underlying notes plus accrued interest shall be mandatorily repaid in an amount equal to 120% of outstanding principal and interest in cases in which the Company receives gross proceeds of at least $3,000,000. In addition, pursuant to the October 8% Notes, so long as the underlying notes remain outstanding, the Company cannot enter into any financing transactions pursuant to which the Company sells its securities at a price lower than $0.50 cents per share without the written consent of the October 8% Note Investor.

The conversion of the October 8% Notes and the exercise of the underlying warrants are each subject to beneficial ownership limitations such that the October 8% Note Investors may not convert the underlying notes or exercise the underlying warrants to the extent that such conversion or exercise would result in any of the investors being the beneficial owner in excess of 4.99% (or, upon election of the investors, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The Company and the October 8% Note Investors have agreed that for so long as the underlying warrants remain outstanding, the investors have the right to participate in any issuance of Common Stock, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of such subsequent financing.

The Company did not pay the principal balance due on the October 8% Notes upon their original maturity on October 29, 2022 and the remaining balance remained due and payable and was therefore in technical default as of December 31, 2022. The Company reached an agreement with the two October 8% Note Investors on January 10, 2023. On January 10, 2023, the Company and the October 8% Note Holders amended each of the notes by entering into a Letter Agreement between the October 8% Note Investors and the Company. The Letter Agreement modifies the terms of the October 8% Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

The Company evaluated the terms of the January 10, 2023 Letter Agreement which amended the October 8% Notes. This evaluation included analyzing whether there are significant and consequential changes to the economic substance of the October 8% Notes based on an analysis of the amended future cash flows. If the change was deemed insignificant (generally less than 10% difference in estimated net present value of future cash flows between the amended notes and the original notes) then the change is considered a debt modification in the financial statements, whereas if the change is considered substantial (generally over 10% difference in estimated net present value of future cash flows between the amended notes and the original notes) then the change is reflected as a debt extinguishment in the financial statements. A modification or an exchange that changes the substantive conversion option as of the conversion date would generally be considered substantial and require extinguishment accounting. The amendment of the Fixed Conversion Price to $0.10 from $0.50 per share, as provided for in the Letter Agreement, would be considered substantive based on the likelihood of the conversion option being exercised in the future. Accordingly, the Company accounted for the amendment of the Notes as an extinguishment of the original Bridge Notes.

Following is an analysis of estimated net present value of future cash flows of the amended notes as compared to the original notes as of January 10, 2023, the date of the amendment:

As of January 10, 2023
Carrying value of the original convertible notes payable
Principal balance	$500,000
Accrued interest	120,753
Total carrying value of original convertible note payable	620,753

Less: Net present value of future cash flows on amended convertible notes payable	(516,776)

Gain on extinguishment of convertible notes payable	$103,977

The difference between estimated net present value of future cash flows of the amended notes as compared to the original notes as of January 10, 2023, the date of the amendment exceeded 10%. As a result, the Company recorded a gain on extinguishment of convertible notes payable totaling $103,977 during the three months ended March 31, 2023.

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

The 8% Note bears interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 120% of the principal amount of the underlying notes and any accrued and unpaid interest. Fifty percent (50%) of the 8% Note shall be mandatorily repaid in cash in an amount equal to 120% of the principal amount of the underlying notes and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 and one-hundred percent (100%) of the underlying notes plus accrued interest shall be mandatorily repaid in an amount equal to 120% of outstanding principal and interest in cases in which the Company receives gross proceeds of at least $3,000,000. In addition, pursuant to the 8% Note, so long as the underlying notes remain outstanding, the Company cannot enter into any financing transactions pursuant to which the Company sells its securities at a price lower than $0.50 cents per share without the written consent of the 8% Note Investor.

The conversion of the 8% Note and the exercise of the underlying warrants are each subject to beneficial ownership limitations such that the 8% Note Investor may not convert the underlying notes or exercise the underlying warrants to the extent that such conversion or exercise would result in any of the investors being the beneficial owner in excess of 4.99% (or, upon election of the investors, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The Company and the 8% Note Investor have agreed that for so long as the underlying warrants remain outstanding, the investors have the right to participate in any issuance of Common Stock, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of such subsequent financing.

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

The Company has accrued default interest aggregating $23,471 and $21,335 as of March 31, 2023 and December 31, 2022, respectively related to the repayment default on this note.

8% Convertible Notes Payable due October 29, 2022 (in default)

On October 29, 2021, the Company issued to an accredited investor (the “Second 8% Note Investor”) an unsecured convertible note payable due October 29, 2022 (the “Second 8% Notes”), with an aggregate principal face amount of approximately $50,000. The Second 8% Note is, subject to certain conditions, convertible into an aggregate of 100,000 shares of Common Stock, at a price of fifty cents ($0.50) per share. The Company also issued five and one half-year Common Stock purchase warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $0.50 per share, subject to customary adjustments (the “Second 8% Note Warrants”) which are immediately exercisable. The Second 8% Note Investor purchased the Second 8% Note and the Second 8% Warrants from the Company for an aggregate purchase price of $50,000 and the proceeds were used for general working capital purposes. The Company also granted the Second 8% Note Investor certain piggy-back registration rights whereby the Company has agreed to register for resale the shares underlying the Second 8% Note Warrants and the conversion of the Second 8% Note unless the shares of the Company commences to trade on the NYSE American; the Nasdaq Capital Market; the Nasdaq Global Market; the Nasdaq Global Select Market; or the New York Stock Exchange, within one hundred twenty (120) days after the closing date.

The Second 8% Note bears interest at a rate of eight percent (8%) per annum, may be voluntarily repaid in cash in full or in part by the Company at any time in an amount equal to 120% of the principal amount of the underlying notes and any accrued and unpaid interest. Fifty percent (50%) of the Second 8% Note shall be mandatorily repaid in cash in an amount equal to 120% of the principal amount of the underlying notes and any accrued and unpaid interest in the event of the consummation by the Company of any public or private offering or other financing pursuant to which the Company receives gross proceeds of at least $2,000,000 and one-hundred percent (100%) of the underlying notes plus accrued interest shall be mandatorily repaid in an amount equal to 120% of outstanding principal and interest in cases in which the Company receives gross proceeds of at least $3,000,000. In addition, pursuant to the Second 8% Note, so long as the underlying notes remain outstanding, the Company cannot enter into any financing transactions pursuant to which the Company sells its securities at a price lower than $0.50 cents per share without the written consent of the Second 8% Note Investor.

The conversion of the Second 8% Note and the exercise of the underlying warrants are each subject to beneficial ownership limitations such that the 8% Note Investor may not convert the underlying notes or exercise the underlying warrants to the extent that such conversion or exercise would result in any of the investors being the beneficial owner in excess of 4.99% (or, upon election of the investors, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The Company, the Second 8% Note Investor have agreed that for so long as the underlying warrants remain outstanding, the investors have the right to participate in any issuance of Common Stock, conventional debt, or a combination of such securities and/or debt, up to an amount equal to thirty-five percent (35%) of such subsequent financing.

The underlying notes and warrants contain customary events of default, representations, warranties, agreements of the Company and the investors and customary indemnification rights and obligations of the parties thereto, as applicable.

The Company has accrued default interest aggregating $11,736 and $10,668 as of March 31, 2023 and December 31, 2022, respectively related to the repayment default on this note.

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

The Company has accrued default interest aggregating $15,112 and $8,208 as of March 31, 2023 and December 31, 2022, respectively related to the repayment default on these notes.

8% Convertible Notes Payable due September 30, 2023 (the “May 22 Notes”)

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

The Company paid half of the May 2022 Notes principal balance upon its maturity on June 29, 2022 and an additional $112,500 in September 2022 and the remaining balance remains due and payable and was therefore in technical default as of December 31, 2022.

The Company and the two May 2022 Note Holders reached an agreement on January 10, 2023. On January 10, 2023, the Company amended each of those notes by entering into a Letter Agreement between the investors and the Company. The Letter Agreement modifies the terms of the May 2022 Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

The Company evaluated the terms of the January 10, 2023 Letter Agreement which amended the May 2022 Notes. This evaluation included analyzing whether there are significant and consequential changes to the economic substance of the May 2022 Notes based on an analysis of the amended future cash flows. If the change was deemed insignificant (generally less than 10% difference in estimated future cash flows between the amended notes and the original notes) then the change is considered a debt modification in the financial statements, whereas if the change is considered substantial (generally over 10% difference in estimated net present value of future cash flows between the amended notes and the original notes) then the change is reflected as a debt extinguishment in the financial statements. A modification or an exchange that changes the substantive conversion option as of the conversion date would generally be considered substantial and require extinguishment accounting. The amendment of the Fixed Conversion Price to $0.10 from $0.50 per share, as provided for in the Letter Agreement, would be considered substantive based on the likelihood of the conversion option being exercised in the future. Accordingly, the Company accounted for the amendment of the Notes as an extinguishment of the original Bridge Notes.

Following is an analysis of estimated net present value of future cash flows of the amended notes as compared to the original notes as of January 10, 2023, the date of the amendment:

As of January 10, 2023
Carrying value of the original convertible notes payable
Principal balance	$312,500
Accrued interest	75,471
Total carrying value of original convertible note payable	387,971

Less: Net present value of future cash flows on amended convertible notes payable	(322,986)

Gain on extinguishment of convertible notes payable	$64,985

The difference between estimated net present value of future cash flows of the amended notes as compared to the original notes as of January 10, 2023, the date of the amendment exceeded 10%. As a result, the Company recorded a gain on extinguishment of convertible notes payable totaling $64,985 during the three months ended March 31, 2023.

On January 13, 2023, one of the May 22 Note holders exercised its right to convert $46,296 of principal and $3,704 accrued interest into 500,000 shares of common stock. The remaining outstanding principal balance on the two May 2022 Notes totaled $266,204 and $312,500 as of March 31, 2023 and December 31, 2022, respectively.

Note 5 – Accrued liabilities

Accrued liabilities consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued rent	$614,918	$614,918
Accrued Nicaragua Concession fees	544,485	544,485

Total accrued liabilities	$1,159,403	$1,159,403

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

Note 6 – Stock Options

Total stock-based compensation is comprised of the following for the three months ended March 31, 2023 and 2022:

	Three Months ended March 31,
	2023	2022
Stock-based compensation – stock option grants	$—	$76,500

Stock-based compensation – restricted stock grants	174,375	81,250

Stock-based compensation – warrants issued for services pursuant to USNG Letter Agreement (defined below)	71,716	72,156

Total stock-based compensation	$246,091	$229,906

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

As of March 31, 2023, 5,500,000 shares were available for future grants under the 2021 Plan and the 2015 Plan.

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

Stock option grants

The following table summarizes stock option activity for the three months ended March 31, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,892,000	$1.93	9.07 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2022	1,892,000	$1.93	8.82 years	$—
Outstanding and exercisable at March 31, 2022	92,000	$30.00	1.79 years	$—

Outstanding at December 31, 2022	1,442,000	$2.38	7.96 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2023	1,442,000	$2.38	7.71 years	$—
Outstanding and exercisable at March 31, 2023	1,442,000	$2.38	7.71 years	$—

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2023:

	Outstanding options		Exercisable options
Exercise price per share	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.50	1,350,000	8.18 years	1,350,000	8.18 years
$30.00	92,000	0.79 years	92,000	0.79 years

Total	1,442,000	7.71 years	1,442,000	7.71 years

There were no stock options granted during the three months ended March 31, 2023 and 2022. The Company recorded stock-based compensation expense in connection with the vesting of stock options granted aggregating $-0- and $76,500 for the three months ended March 31, 2023 and 2022, respectively.

The intrinsic value as of March 31, 2023 and December 31, 2022 related to the vested and unvested stock options as of that date was $-0-. There is no unrecognized compensation cost as of March 31, 2023 related to the unvested stock options as of that date.

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2023 and 2022 is as follows:

	Number of restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2021	1,250,000	$0.13
Granted	—	—
Vested	(625,000)	(0.13)
Forfeited	—	—
Nonvested balance, March 31, 2022	625,000	$0.13

Nonvested balance, December 31, 2022	387,500	$0.45
Granted	—	—
Vested	(387,500)	(0.45)
Forfeited	—	—
Nonvested balance, March 31, 2023	—	$—

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted stock grants aggregating $174,375 and $81,250 during the three months ended March 31, 2023 and 2022, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of March 31, 2023, there were $-0- of total unrecognized compensation costs related to all remaining non-vested restricted stock grants as all restricted stock granted to date have fully vested.

Note 7 – Warrants

The following table summarizes warrant activity for the three months ended March 31, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2021	17,580,784	$0.47
Forfeited/expired	—	—
Outstanding and exercisable at March 31, 2022	17,580,784	$0.47

Outstanding and exercisable at December 31, 2022	20,430,783	$0.45
Forfeited/expired	—	—

Outstanding and exercisable at March 31, 2023	20,430,783	$0.45

The weighted average term of all outstanding Common Stock purchase warrants was 3.5 years as of March 31, 2023. The intrinsic value of all outstanding Common Stock purchase warrants and the intrinsic value of all vested Common Stock purchase warrants was zero as of March 31, 2023 and 2022.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of March 31, 2023:

	Outstanding and exercisable warrants
Exercise price per share	Number of warrants	Weighted average remaining contractual life
$0.30	2,149,999	4.8 years
$0.39	5,256,410	3.5 years
$0.50	13,024,374	3.3 years

Total	20,430,783	3.5 years

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

Pursuant to the USNG Letter Agreement, the Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore, there has been no payment or accrual liability relative to this cash fee provision as of March 31, 2023 and December 31, 2022.

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

The Company recognized $71,716 and $72,156 of compensation expense relative to the 3,260,000 warrants to purchase Common Stock issued pursuant to the USNG Letter Agreement during the three months ended March 31, 2023 and 2022, respectively. There have been no exercises or forfeitures of the warrants to purchase Common Stock relative to the USNG Letter during the three months ended March 31, 2023 and 2022.

The total grant date fair value of the 3,260,000 warrants to purchase Common Stock issued pursuant to the USNG Letter Agreement on November 9, 2021 was $1,434,313 in total or $0.44 per share. Total unrecognized compensation costs related to the 3,260,000 warrants to purchase Common Stock issued pursuant to the USNG Letter Agreement, as of March 31, 2023 was $1,027,923 which will be amortized over the next forty-three months.

Note 8 – Income Taxes

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the net operating loss history of the Company maintaining a full reserve on all net deferred tax assets during the three months ended March 31, 2023 and 2022.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at March 31, 2023. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

For income tax purposes, the Company has net operating loss carry-forwards of approximately $64,710,000 in accordance with its 2021 Federal Income tax return as filed. Approximately $61,045,000 of such net operating loss carry-forwards expire from 2028 through 2037 while $1,935,000 of such net operating loss carry-forwards have an indefinite carryforward period in accordance with the Tax Cuts and Jobs Act. In addition, the Tax Cuts and Jobs Act limits the usage of net operating loss carryforwards to 80% of taxable income per year.

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

Note 9 – Gain on Extinguishment of Convertible Notes Payable

During the three months ended March 31, 2023 and 2022, the Company recorded gains on the extinguishment of convertible notes payable through negotiation and settlements with certain creditors as follows:

	Three months ended March 31,
	2023	2022
Gain on extinguishment of convertible notes payable:
Gain on extinguishment of convertible notes payable – the October 8% Notes (See Note 4)	$103,977	$—
Gain on extinguishment of convertible notes payable – the May 22 Notes (see Note 4)	64,985	—

Total gain on extinguishment of convertible notes payable	$168,962	$—

Note 10 – Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the three months ended March 31, 2023 and 2022:

Amount

Asset retirement obligation at December 31, 2021	$1,730,264
Additions	—
Accretion expense during the period	279

Asset retirement obligation at March 31, 2022	$1,730,543

Asset retirement obligation at December 31, 2022	$1,732,486
Additions	—
Accretion expense during the period	1,218

Asset retirement obligation at March 31, 2023	$1,733,704

Approximately $1,716,003 of the total asset retirement obligation existing at March 31, 2023 and December 31, 2022 represent the remaining potential liability for oil and gas wells the Company had owned in Texas and Wyoming prior to their sales/disposal in 2012. The Company was not in compliance with then existing federal, state and local laws, rules and regulations for its previously owned Texas and Wyoming domestic oil and gas properties. All domestic oil and gas properties held by Infinity-Wyoming and Infinity-Texas were disposed of in 2012 and in years prior to 2012; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their asset retirement obligations. Management believes the total asset retirement obligations recorded relative to all the Company wells including these Texas and Wyoming wells of $1,733,704 and $1,732,486 as of March 31, 2023 and December 31, 2022, respectively are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its current and former oil and gas properties.

Note 11 – Warrant Derivative Liability

The estimated fair value of the Company’s derivative liabilities, all of which were related to the detachable warrants issued in connection with Series A Convertible Preferred Stock, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates. The detachable warrants issued in connection with the issuance of certain Series A Convertible Preferred Stock (See Note 13 - March 2021 Issuance) contained a provision allowing the holder to require cash settlement in certain situations were fundamental transaction, as defined in the warrant agreements have occurred. An event occurred on December 31, 2022 that activated the Holder’s ability to utilize such provisions therefore the related derivative liability was recognized on December 31, 2022 and also at March 31, 2023.

The following is a summary of the assumptions used in calculating estimated fair value of such derivative liabilities as of the March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022

Volatility – range	347.7%	342.2%
Risk-free rate	3.58%	3.99%
Contractual term	3.49 years	3.74 years
Exercise price	$0.39	$0.39
Number of warrants in aggregate	5,256,410	5,256,410

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2021	$—
Unrealized derivative gains included in other income/expense for the period	—
Balance at March 31, 2022	$—
Balance at December 31, 2022	$577,269
Unrealized derivative gains included in other income/expense for the period	(367,467)

Balance at March 31, 2023	$209,802

Note 12 – Commitments and Contingencies

Lack of Compliance with Law Regarding Domestic Properties

The Company was not in compliance with then existing federal, state and local laws, rules and regulations for domestic oil and gas properties owned and disposed of in 2012 and in years prior to 2012 and could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of the Company. All domestic oil and gas properties held by Infinity-Wyoming and Infinity-Texas were disposed of in 2012 and in years prior to 2012; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded for these prior matters of $1,716,003 as of March 31, 2023 and December 31, 2022 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

USNG Letter Agreement commitment

Pursuant to the USNG Letter Agreement (see Note 7), the Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision as of March 31, 2023 and December 31, 2022.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with the Company, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of March 31, 2023 and December 31, 2022, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 13 – Stockholder’s Deficit

Conversion of 8% Convertible Notes Payable to Common Stock.

On January 13, 2023, a holder of 8% Convertible Notes Payable exercised its right to convert $46,296 of principal and $3,704 of accrued interest into 500,000 shares of common stock.

Series A Convertible Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share.

The following summarizes the activity in Series A Convertible Preferred Stock for the three months ended March 31, 2023 and 2022:

Number of Shares
Outstanding at December 31, 2021	22,076
Issued	—
Converted to Common Stock	(800)

Outstanding at March 31, 2022	21,276

Outstanding at December 31, 2022	25,526
Issued	—
Converted to Common Stock	—

Outstanding at March 31, 2023	25,526

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

The Company has accrued preferred dividends totaling $47,037 and $52,861 relative to the March 2021 Series A Convertible Preferred Stock which was charged to additional paid in capital during the three months ended March 31, 2023 and 2022, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $91,842 and $44,805 relative to the March 2021 Series A Convertible Preferred Stock as of March 31, 2023 and December 31, 2022, respectively.

The holders of March 2021 Series A Convertible Preferred Stock did not exercise their rights to convert any of the March 2021 Series A Convertible Preferred Stock into shares of Common Stock during the three months ended March 31, 2023. The holders exercised their rights to convert a total of 800 shares of March 2021 Series A Convertible Preferred Stock into 250,000 shares of Common Stock during the three months ended March 31, 2022.

On March 26, 2021, Ozark Capital, LLC (“Ozark”) acquired 1,111 shares of March 2021 Series A Convertible Preferred Stock (convertible into 347,188 shares of Common Stock), together with warrants to acquire 256,410 shares of Common Stock at fifty cents ($0.50) per share for a total cash of $100,000. Ozark and its affiliates hold over 10% of the shares of the Company’s Common Stock as of March 31, 2023 and December 31, 2022. Accrued dividends attributable to Ozark were $2,739 and $2,740 for the three months ended March 31, 2023 and 2022 respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $5,540 and $2,800 relative to the Ozark’s Series A Convertible Preferred Stock as of March 31, 2023 and December 31, 2022, respectively.

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

The Company has accrued preferred dividends totaling $12,329 and $-0- relative to the June 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the three months ended March 31, 2023 and 2022, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $39,589 and $27,260 relative to the June 2022 Series A Convertible Preferred Stock as of March 31, 2023 and December 31, 2022, respectively.

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

The Company has accrued preferred dividends totaling $3,575 and $-0- relative to the August/September 2022 Series A Convertible Preferred Stock which was charged to additional paid in capital during the three months ended March 31, 2023 and 2022, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $8,634 and $5,059 relative to the August/September 2022 Series A Convertible Preferred Stock as of March 31, 2023 and December 31, 2022, respectively.

Note 14 – Related Party Transactions

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the years ended December 31, 2022 and 2021. On March 31, 2021, the parties entered into a Debt Settlement Agreement whereby all amounts due to such firm for services totaling $762,407 were extinguished upon the issuance of $7,624 principal balance of the 3% Notes and the issuance of the 3% Note Warrants as further described in Note 4. Total amounts due to the related party was $-0- as of March 31, 2023 and December 31, 2022.

The Company had accrued compensation to its officers and directors in years prior to 2018. The Board of Directors authorized the Company to cease the accrual of compensation for its officers and directors, effective January 1, 2018. On March 31, 2021, the parties entered into Debt Settlement Agreements whereby all accrued amounts due for such services totaling $1,789,208 were extinguished upon the issuance of $17,892 principal balance of the 3% Notes and the issuance of the 3% Note Warrants as further described in Note 4. Total amounts due to the officers and directors related to accrued compensation was $-0- as of March 31, 2023 and December 31, 2022.

Offshore Finance, LLC was owed financing costs in connection with a subordinated loan to the Company which was converted to common shares in 2014. The managing partner of Offshore and the Company’s Chief Financial Officer are partners in the accounting firm which the Company used for general corporate purposes in the past. On March 31, 2021, the parties entered into a Debt Settlement Agreement whereby all amounts due for such services totaling $26,113 were extinguished upon the issuance of $261 principal balance of the 3% Notes and the issuance of the 3% Note Warrants as further described in Note 4. Total amounts due to this related party was $-0- as of March 31, 2023 and December 31, 2022.

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

Note 15 –Net Income (Loss) Per Share

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$101,672	$(554,634)

Less- Convertible preferred stock dividends	(62,941)	(52,861)

Numerator for basic income (loss) per share - Net income (loss) attributable to common stockholders	$38,731	$(607,495)

Add: Convertible preferred stock dividends	—	—

Add: Interest expense on convertible debt	—	—

Adjusted numerator for diluted income (loss) per share – Net income (loss) attributable to common stockholders	$38,731	$(607,495)

Denominator:
Denominator for basic (loss) income per share – weighted average shares outstanding	22,357,099	19,213,560

Dilutive effect of convertible preferred stock outstanding	—	—

Dilutive effect of convertible debt outstanding	—	—

Dilutive effect of shares issuable under stock options and warrants outstanding	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	22,357,099	19,213,560

Net income (loss) income per share:
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

Basic income (loss) per share is based upon the weighted average number of shares of Common Stock outstanding during the period. For the three months ended March 31, 2023 the shares issuable upon the conversion of all convertible debt, all convertible preferred stock and the exercise of outstanding all stock options and warrants were considered antidilutive, and, therefore, not included in the computation of diluted income (loss) per share for the three months ended March 31, 2023.

During the three months ended March 31, 2022, all shares issuable upon conversion of convertible debt, convertible preferred stock and the exercise of outstanding stock options and warrants were considered antidilutive due to the loss incurred, and, therefore, not included in the computation of diluted income (loss) per share.

Note 16 – Subsequent Events

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

On May 5, 2023, Ozark Capital, LLC (“Ozark”) acquired 2,500 shares of Series B Preferred Stock (convertible into 5,000,000 shares of Common Stock), together with warrants to acquire 5,000,000 shares of Common Stock at five cents ($0.05) per share for a total cash contribution of $250,000. Ozark and its affiliates hold over 10% of the shares of the Company’s Common Stock as of March 31, 2023 and December 31, 2022. Accrued dividends on the Class A Convertible Preferred Stock attributable to Ozark were $2,739 and $2,739 for the three months ended March 31, 2023 and 2022, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $5,540 and $ 2,800 relative to Ozark’s Series A Preferred Stock as of March 31, 2023 and December 31, 2022, respectively.

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

Appointment of Officers

Resignation of Stanton E. Ross- On May 5, 2023, in connection with the closing of the May 2023 Series B Convertible Preferred Stock, Stanton E. Ross, the Company’s Chief Executive Officer and President, resigned from his positions as Chief Executive Officer and President with the Company. Mr. Ross remains as Chairman of the Board of Directors.

Resignation of Daniel F. Hutchins- On May 5, 2023, in connection with the closing of the May 2023 Series B Convertible Preferred Stock, Daniel F. Hutchins, the Company’s Chief Financial Officer, resigned from his positions as Chief Financial Officer, Treasurer and Secretary with the Company. Mr. Hutchins remains as a member of the Board of Directors.

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

Status of 8% Convertible Notes Payable in Default as of March 31, 2023.

As further described in Note 4 the Company has certain convertible notes payable that have matured and are in default as of December 31, 2022. Following is the outstanding principal balance on matured convertible notes that are currently in default:

Amounts
Notes payable, in default:
8% Convertible notes payable due October 29, 2022 (the 8% Note)	$100,000
8% Convertible notes payable due October 29, 2022 (the Second 8% Note)	50,000
8% Convertible promissory notes payable due September 15, 2022	350,000

Notes payable, in default	$500,000

The Company did not pay the principal balance due on these Convertible Notes upon their maturity, therefore the remaining balance remains due and payable and is therefore in technical default as of March 31, 2023.

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

With respect to the Second 8% Note that was not amended or exchanged on January 10, 2023 and May 5, 2023, the parties are negotiating a forbearance/resolution to such technical defaults which include several alternatives. Such negotiations include i) a reduction in the conversion price of the underlying convertible notes, ii) an extension and a roll-over of the principal into other Company securities, and iii) a combination of the alternatives. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

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

During the year ended December 31, 2022, the Company changed its strategy regarding the Central Kansas Uplift considering the reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of March 31, 2023 and December 31, 2022 and is considering the deepening of the conventional wells on the property to explore for helium and other noble gases that may be present in deeper producing zones. Accordingly, the Company has recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of December 31, 2022 and it remains at a zero carrying cost as of March 31, 2023.

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

The Company performed the ceiling test to assess potential impairment of the capitalized costs relative to its Hugoton Gas Field Project as of December 31, 2022. The ceiling test indicated an impairment charge of $192,762 was required to reduce the total capitalized costs to $88,687 as of December 31, 2022. Accordingly, the Company has recorded an impairment charge of $192,762 to reduce the capitalized tangible and intangible costs related to its Hugoton Gas Field properties to $88,687 as of December 31, 2022 and $85,276 as of March 31, 2023.

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

2023 Operational and Financial Objectives

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

On May 5, 2023, Ozark Capital, LLC (“Ozark”) acquired 2,500 shares of Series B Preferred Stock (convertible into 5,000,000 shares of Common Stock), together with warrants to acquire 5,000,000 shares of Common Stock at five cents ($0.05) per share for a total cash contribution of $250,000. Ozark and its affiliates hold over 10% of the shares of the Company’s Common Stock as of March 31, 2023 and December 31, 2022. Accrued dividends attributable to Ozark were $2,739 and $2,740 for the three months ended March 31, 2023 and 2022 respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $5,540 and $2,800 relative to the Ozark’s Series A Convertible Preferred Stock as of March 31, 2023 and December 31, 2022, respectively.

Refinancing and extensions of Convertible Notes Payable

8% Convertible Notes Payable due September 30, 2023 - The Company did not pay the $500,000 principal balances due on the October 8% Notes upon their original maturity on October 29, 2022 and the remaining balance remained due and payable and was therefore in technical default as of December 31, 2022. The Company reached an agreement with the two October 8% Note Investors on January 10, 2023. On January 10, 2023, the Company and the October 8% Note Holders amended each of the notes by entering into a Letter Agreement between the October 8% Note Investors and the Company. The Letter Agreement modifies the terms of the October 8% Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

8% Convertible Notes Payable due October 29, 2022 and 8% Convertible Notes Payable due September 15, 2022 (in default) - On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including $100,000 outstanding principal balance of the 8% Note), which the Company did not pay by their respective maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

8% Convertible Notes Payable due September 30, 2023 (the “May 22 Notes”) - The Company and the two May 2022 Note Holders reached an agreement on January 10, 2023. On January 10, 2023, the Company amended each of those notes by entering into a Letter Agreement between the investors and the Company. The Letter Agreement modifies the terms of the May 2022 Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes.

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

The Company paid the cash contribution for the membership interests of $850,000, in May 2022. The remainder of the Company’s capital contribution, or $3,187,500, was financed by the Bank Loan (as defined below).

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

For the Three Months Ended March 31, 2023 and 2022

Results of Operations

Revenue

Revenues totaled $8,924 and $25,305 for the three months ended March 31, 2023 and 2022, respectively. The $16,381 or 65% decrease in revenues during the three months ended March 31, 2023 as compared to the same period in 2022 reflects the reduction in oil and gas sales form our Central Kansas Uplift properties.

During late 2022, the Company changed its strategy regarding the Central Kansas Uplift properties considering its reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of March 31, 2023 and December 31, 2022 and is considering the deepening of the conventional wells on the property to explore for helium and other noble gases that may be present in deeper producing zones. Accordingly, revenues during the three months ended March 31, 2023 was substantially less than the comparable period in 2022.

Oil and Gas Lease Operating Expenses

Total oil and gas lease operating expenses totaled $29,605 and $86,536 for the three months ended March 31, 2023 and 2022, respectively. The decrease in oil and gas lease operating expenses during the three months ended March 31, 2023 as compared to the same period in 2022 is attributable to significant repairs and rework performed in the three months ended March 31, 2022 that did not recur during the three months ended March 31, 2023. In addition, the Company has shut down the horizontal production wells on the Central Kansas Uplift properties as of March 31, 2023 and December 31, 2022 as management considers the deepening of the conventional wells on the property to explore for helium and other noble gases that may be present in deeper producing zones. Accordingly, oil and gas lease operating expenses during the three months ended March 31, 2023 were substantially less than the comparable period in 2022.

Depreciation, Depletion and Impairment

Depreciation, depletion and amortization expense totaled $3,411 and $30,834 during the three months ended March 31, 2023 and 2022, respectively.

During late 2022, the Company changed its strategy regarding the Central Kansas Uplift properties considering its reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of December 31, 2022 and is considering the deepening of the conventional wells on the property to explore for helium and other noble gases that may be present in deeper producing zones. Accordingly, the Company has recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of December 31, 2022 and March 31, 2023. Depreciation, depletion and impairment expense was reduced substantially during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as a result of the impairment recognized at December 31, 2022.

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $1,218 and $279 for the three months ended March 31, 2023 and 2022, respectively. The Company recognized additional expenses for its asset retirement obligations relative to both the Central Kansas Uplift and Hugoton Gas Field properties. The Company commenced production from the Hugoton Gas Field well in later 2022 which began the accretion of its related asset retirement obligations. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

Oil and gas production related taxes totaled $-0- and $28 for the three months ended March 31, 2023 and 2022, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the State of Kansas, and Kansas conservation assessment fees. Revenues totaled $8,924 for the three months ended March 31, 2023, which resulted in the deduction of $-0- in production related taxes due to the shut-down of crude oil production from the Central Kansas Uplift properties in late 2022..

Other General and Administrative Expenses

Other general and administrative expenses were $411,848 for the three months ended March 31, 2023, an increase of $43,142, or 12%, from other general and administrative expenses of $368,706 for the three months ended March 31, 2022. The increase in other general and administrative expenses is primarily attributable to an increase of $16,185 in stock-based compensation due to the noncash compensation awarded to the Company’s executives, members of the Board of Directors, the USNG Letter Agreement, which awarded compensatory warrants to advisory members of the Board of Advisors and other consultants in 2022 and in late 2021. An increase in auditing fees of $17,500 and an increase of $15,028 in legal fees also contributed to the increase in other general and administrative expenses during the three months ended March 31, 2023 as compared to the comparable period in 2022.

Equity in earnings of unconsolidated subsidiary – GMDOC

The Company reported equity in earnings of unconsolidated subsidiary of $39,813 for the three months ended March 31, 2023, compared to $-0- for the three months ended March 31, 2022. Such income resulted from the Company acquiring a 60.7143% membership interest in GMDOC in May 2022. The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee, GMDOC. Management’s judgment regarding its level of influence over the operations of GMDOC included considering key factors such as the Company’s ownership interest, legal form of the investee, its’ lack of participation in policy-making decisions and its’ lack of control over the day-to-day operations of GMDOC.

GMDOC had previously acquired 70% of the working interests in the GMDOC Leases from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis. GMDOC, LLC generated $65,575 of net income on $630,215 of oil and gas revenues during the three months ended March 31, 2023. The Company owns a 60.7143% membership interest in such net income or $39,813 which it has reported as equity in earnings of unconsolidated subsidiary – GMDOC during the three months ended March 31, 2023.

Interest Expense

Interest expense increased to $37,412 for the three months ended March 31, 2023, compared to $93,556 for the three months ended March 31, 2022. The decrease in interest expense during the three months ended March 31, 2023 compared to the same period in 2022 was attributable to $80,667 of amortization of discount on convertible notes payable recorded during the three months ended March 31, 2022. There was no amortization of discount on convertible notes payable recorded during the three months ended March 31, 2023.

Gain on Extinguishment of Liabilities

The Company reported a gain on extinguishment of convertible notes payable of $168,962 and $-0- during the three months ended March 31, 2023 and 2022, respectively.

On January 10, 2023, the Company and the holders of the October 8% Notes reached an agreement with respect to the modification/extension of the $500,000 of aggregate outstanding principal balance on its convertible notes payable. On January 10, 2023, the Company and the October 8% Note Holders amended each of the notes by entering into a Letter Agreement between the October 8% Note Investors and the Company. The Letter Agreement modifies the terms of the October 8% Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes. The Company treated the recorded Letter Agreement as an extinguishment of the old notes which resulted in a gain on extinguishment of $103,977 during the three months ended March 31, 2023.

On January 10, 2023, the Company and the two May 2022 Note Holders reached an agreement with respect to the modification/extension of the $312,500 of aggregate outstanding principal balance on its convertible notes payable. On January 10, 2023, the Company amended each of those notes by entering into a Letter Agreement between the investors and the Company. The Letter Agreement modifies the terms of the May 2022 Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes. The Company treated the recorded Letter Agreement as an extinguishment of the old notes which resulted in a gain on extinguishment of $64,985 during the three months ended March 31, 2023.

Change in Warrant Derivative Fair Value

The change in warrant derivative liability was an expense of $367,467 during the three months ended March 31, 2023, as compared to a gain of $-0- during the three months ended March 31, 2022. The estimated fair value of the Company’s derivative liabilities, all of which were related to the detachable warrants issued in connection with the issuance of Series A Convertible Preferred Stock, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates. The detachable warrants issued in connection with the issuance of certain Series A Convertible Preferred Stock contained a provision allowing the holder to require cash settlement in certain situations were fundamental transaction, as defined in the warrant agreements have occurred. An event occurred on December 31, 2022 that activated the Holder’s ability to utilize such provisions, therefore the derivative liability was recognized on December 31, 2022 and March 31, 2023. Management estimated the fair value of the underlying derivative utilizing the black-scholes methodology as of March 31, 2023 and December 31, 2023 with the change in fair value being recognized as the change in warrant derivative fair value for the three months ended March 31, 2023.

Income Tax

The Company recorded no income tax benefit (expense) in the three months ended March 31, 2023 and 2022. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at March 31, 2023. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense or benefit on its income (loss) before income taxes during the three months ended March 31, 2023 and 2022.

Net Income (Loss)

The Company reported net income of $101,672 for the three months ended March 31, 2023, compared to a net loss of $554,634 for the three months ended March 31, 2022. This represents an improvement of $656,306 for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Series A Convertible Preferred Stock Dividends

The Company recorded $62,941 and $52,861 in convertible preferred stock dividends in the three months ended March 31, 2023 and 2022, respectively. On March 26, 2021, the Company issued and classified its Series A Convertible Preferred Stock as equity securities on its balance sheet. During 2022, the Company issued additional shares of Series A Convertible Preferred Stock, therefore, there were more shares of Series A Convertible Preferred Stock outstanding during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. All shares of Series A Convertible Preferred Stock bear a cumulative dividend at a 10% rate based on its stated/liquidation value.

Net Income (Loss) Applicable to Common Stockholders

The Series A Convertible Preferred Stock issued in 2022 and 2021 have dividend and/or distribution preferences over our Common Stock and, therefore, such accrued dividend amounts have been deducted from net income (loss) to report net income (loss) applicable to common stockholders of $38,731 and $607,495 for the three months ended March 31, 2023 and 2022, respectively.

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

The Company generated net income attributable to common stockholders during the three months ended March 31, 2023, and therefore all Common Stock Equivalents were considered for fully diluted net income per share purposes. All of the outstanding convertible notes payable, all of the Series A Convertible Preferred Stock, and all of the outstanding stock options and common stock purchase warrants were determined to be antidilutive and therefore excluded from the diluted earnings per share calculation. The basic and diluted net income (loss) attributable to common stockholders per share was $0.00 for the three months ended March 31, 2023.

The Company incurred a net loss attributable to common stockholders during the three months ended March 31, 2022, therefore all Common Stock Equivalents were considered anti-dilutive and excluded from diluted net loss attributable to common stockholders per share computations. The basic and diluted net loss attributable to common stockholders per share were $(0.03) and $(0.03) for the three months ended March 31, 2022, respectively.

Potential Common Stock Equivalents as of March 31, 2023 totaled 38,569,025 shares of Common Stock, which included 8,719,367 shares of Common Stock underlying the convertible notes payable, 7,976,875 shares of Common Stock underlying the conversion of Series A Convertible Preferred Stock, 20,430,783 shares of Common Stock underlying outstanding warrants and 1,442,000 shares of Common Stock underlying outstanding stock options.

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

Capital Raised

Historically, we have raised funds through various equity and debt instruments through private transactions. The Company was able to raise liquidity during 2022 through the issuance of debt and equity in private transactions with accredited investors. These financial instruments generally require the Company to register the Common Stock underlying the conversion of the Series A Convertible Preferred Stock, the Common Stock purchase warrants and the convertible notes payable. These issuances generally provide the holders with a right to participate in future capital raises and require their approval for the future issuance of securities at rates less than their purchase price. The holders have also agreed that the conversion of the Series A Convertible Preferred Stock, the convertible notes payable and the exercise of the underlying warrants are generally subject to beneficial ownership limitations such that each holder of the financial instruments individually may not convert the underlying Series A Convertible Preferred Stock, convertible notes payable or exercise the underlying warrants to the extent that such conversion or exercise would result in any of the holders individually being the beneficial owner in excess of 4.99% (or, upon election of the holders, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

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

On May 5, 2023, Ozark Capital, LLC (“Ozark”) acquired 2,500 shares of Series B Preferred Stock (convertible into 5,000,000 shares of Common Stock), together with warrants to acquire 5,000,000 shares of Common Stock at five cents ($0.05) per share for a total cash contribution of $250,000. Ozark and its affiliates hold over 10% of the shares of the Company’s Common Stock as of March 31, 2023 and December 31, 2022. Accrued dividends on the Class A Convertible Preferred Stock attributable to Ozark were $2,739 and $2,739 for the three months ended March 31, 2023 and 2022, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $5,540 and $2,800 relative to Ozark’s Series A Preferred Stock as of March 31, 2023 and December 31, 2022, respectively.

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

We will likely continue to issue such convertible preferred stock and convertible notes payable with detachable warrants to acquire Common Stock to fund our operational and capital expenditure plans for 2023.

Capital Expenditures

As of March 31, 2023, we had: 1) acquired the Properties, 2) entered into the Hugoton JV and 3) entered into the GMDOC venture as more fully described elsewhere in this Quarterly Report on Form 10-Q.

Going Concern

The Company has incurred losses from operations, has a stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the three months ended March 31, 2023 and as of and for the years ended December 31, 2022 and 2021. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund (i) the development of the Properties acquired on April 1, 2021; (ii) our obligations for exploration and development under the Hugoton Farmout Agreement; (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due. Some of the Company’s outstanding debt and other financial obligations are currently past due and the Company anticipates that other debt and financial obligations will become past due imminently. These are substantial operational and financial issues that must be successfully addressed during 2023 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations through March 31, 2023.

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

Cash and cash equivalents balances-

As of March 31, 2023, we had cash and cash equivalents with an aggregate balance of $2,008, a decrease from a balance of $10,163 as of December 31, 2022. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $8,155 net decrease in cash during the three months ended March 31, 2023:

●	Operating activities:	$8,155 of net cash used in operating activities. Net cash used in operating activities was $8,155 and $50,211 for the three months ended March 31, 2023 and 2022, respectively, an improvement in net cash used in operating activities of $42,056. The improvement in net cash used in operating activities was primarily the result of our improvement in net income (loss) in 2023 compared to 2022. Our net income reported for 2023 was offset by increases in non-cash income including the change in warrant derivative liability and the gain on extinguishment of convertible notes payable as reflected in our cash flows from operating activities for the three months ended March 31, 2023 compared to the same period in 2022.

●	Investing activities:	$-0- of net cash used in investing activities. Cash used in investing activities was $-0- for the three months ended March 31, 2023 compared to $9,134 for the three months ended March 31, 2022. We utilized funds during 2022 to acquire equipment for our Central Kansas Uplift properties.

●	Financing activities:	$-0- of net cash used in financing activities. Cash used in financing activities for the three months ended March 31, 2023 was $-0- compared to cash used in financing activities of $52,861 for the three months ended March 31, 2022. We accrued dividends of $62,941 but did not pay them on our Series A Convertible Preferred Stock during the three months ended March 31, 2023. We accrued and paid the dividends of $52,861 during the three months ended March 31, 2022.

The net result of these activities was a $8,155 decrease in cash and cash equivalents from $10,163 as of December 31, 2022 to $2,008 as of March 31, 2023.

Commitments:

Capital Expenditures. We had no material commitments for capital expenditures at March 31, 2023. However, we are required by the Hugoton Gas Field Farmout Agreement to drill at least three additional gas production wells in 2023 and 2024 in order to maintain the Hugoton JV. We drilled and completed the first Hugoton Gas Field production well in May 2022, which was connected to the pipeline and commenced production on August 17, 2022. We estimate that the expenses related to the drilling program to be approximately $350,000 for drilling and completion of each additional exploratory well.

Repayment of Debt. Debt obligations are comprised of the following at March 31, 2023:

March 31, 2023
Notes payable:

3% convertible notes payable due March 30, 2026 (the 3% Notes)	$28,665
8% convertible notes payable due September 30, 2023 (the October 8% Notes)	500,000
8% convertible note payable due October 29, 2022 (the 8% Note) (in default)	100,000
8% convertible note payable due October 29, 2022 (the Second 8% Note) (in default)	50,000
8% Convertible promissory notes payable due September 15, 2022 (the June 2022 Note) (in default)	350,000
8% Convertible promissory notes payable due September 30, 2023 (the May 2022 Notes)	266,204

Total notes payable	1,294,869
Less: Long-term portion	28,665
Notes payable, short-term	$1,266,204

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2023	$1,266,204
2024	—
2025	—
2026	28,665
2027	—
2028	—
Total	$1,294,869

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

Open Litigation.

The nature of the Company’s business exposes its properties, the Company, the Hugoton JV and its interest in GMDOC to the risk of claims and litigation in the normal course of business. Other than as noted elsewhere in this Quarterly Report on Form 10-Q, in our Notes to the Unaudited condensed Financial Statements or routine litigation arising out of the ordinary course of business, the Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

Contractual Obligations

USNG Letter Agreement - Pursuant to the USNG Letter Agreement, the Company is required to pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore, there has been no payment or accrual liability relative to this cash fee provision through March 31, 2023.

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

Inflation and Seasonality

Inflation in general has had a material effect on us during the three months ended March 31, 2023 and we do believe that inflation will continue to significantly impact our business during the remainder of 2023 and perhaps beyond. We do not believe that our business is seasonal in nature.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information regarding certain legal proceedings in which the Company is involved is set forth in Note 12, Commitments and Contingencies – Litigation of the Notes to the Unaudited condensed Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q), and such information is incorporated by reference into this Item 1.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

8% Convertible Notes Payable due October 29, 2022 (the 8% Note) –

The Company did not pay the principal balance due on this Convertible Note with an outstanding principal balance of $100,000 upon its maturity on October 29, 2022 and the remaining balance remains due and payable and is therefore in technical default as of March 31, 2023.

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

8% Convertible Notes Payable due October 29, 2022 (the Second 8% Note)

The Company did not pay the principal balance due on this Convertible Note with an outstanding principal balance of $50,000 upon its maturity on October 29, 2022 and the remaining balance remains due and payable and is therefore in technical default. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

8% Convertible Notes Payable September 15, 2022 (the June 2022 Note)

The Company did not pay the principal balance due on this Convertible Note with an outstanding principal balance of $350,000 upon its maturity on September 15, 2022 and the remaining balance remains due and payable and is therefore in technical default.

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including $350,000 outstanding principal balance of the June 2022 Note), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(c) Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada on November 23, 2021 (Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K filed by American Noble Gas Inc on December 13, 2021.)

3.2	Bylaws of American Noble Gas Inc., adopted effective October 22, 2021 (Incorporated by reference to Exhibit 3.4 of the Current Report on Form 8-K filed by American Noble Gas Inc on December 13, 2021.)

10.1	Letter Agreement dated January 10, 2023 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by American Noble Gas Inc on January 13, 2023.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: June 9, 2023

AMERICAN NOBLE GAS INC,
a Nevada corporation

By:	/s/ Thomas J. Heckman
Thomas J. Heckman
Chief Executive Officer and Chief Financial Officer

