Form 10-Q
period 2023-09-30
AMERICAN NOBLE GAS, INC.
filed 2023-11-14
CIK 822746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the registrant had 24,069,515 shares of common stock, $0.0001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

AMERICAN NOBLE GAS, INC.

Condensed Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,349	$10,163
Accrued receivable	34,725	47,423
Prepaid expenses	16,952	12,617

Total current assets	158,026	70,203
Oil and gas properties and equipment:
Oil and gas properties and equipment	1,264,582	1,217,026
Accumulated depreciation, depletion and impairment	(1,138,562)	(1,128,339)

Property and equipment, net	126,020	88,687

Investment in unconsolidated subsidiary – GMDOC, LLC	1,065,082	1,101,461

Total assets	$1,349,128	$1,260,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,356,488	$1,387,893
Accrued liabilities	1,201,437	1,159,403
Accrued interest - $2,139 and $1,501 to related parties as of September 30, 2023 and December 31, 2022, respectively	82,030	244,038
Accrued dividends	175,156	77,124
Warrant derivative liability	157,266	577,269
Convertible notes payable, net of unamortized discount	1,208,954	1,312,500

Total current liabilities	4,181,331	4,758,227

Asset retirement obligations	1,736,140	1,732,486
Convertible promissory notes, net of unamortized discount - related parties	28,665	28,665

Total liabilities	5,946,136	6,519,378
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock; par value $0.0001 per share, 10,000,000 shares authorized;
- Series A Convertible Preferred stock; – 27,778 shares authorized with stated/liquidation value of $100 per share, 25,276 and 25,526 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	3
- Series B Convertible Preferred stock; – 50,000 shares authorized with stated/liquidation value of $100 per share, 7,500 and -0- shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	—

Common Stock, par value $0.0001 per share, 500,000,000 shares authorized, 24,069,515 shares issued and outstanding at September 30, 2023 and 21,924,515 shares issued and outstanding at December 31, 2022	2,407	2,192
Additional paid-in capital	118,451,722	117,369,198
Accumulated deficit	(123,051,141)	(122,630,420)
Total stockholders’ deficit	(4,597,008)	(5,259,027)
Total liabilities and stockholders’ deficit	$1,349,128	$1,260,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenues	$22,004	$43,034	$34,968	$111,903

Operating expenses:
Oil and gas lease operating expense	93,204	55,288	256,496	198,003
Depreciation, depletion and amortization	3,411	34,292	10,233	95,961
Accretion of asset retirement obligation	1,218	424	3,654	1,004
Oil and gas production related taxes	28	55	28	164
Other general and administrative expenses	145,068	283,312	676,559	1,131,456

Total operating expenses	242,929	373,371	946,970	1,426,588

Operating loss	(220,925)	(330,337)	(912,002)	(1,314,685)

Other income (expense):
Equity in earnings of unconsolidated subsidiary – GMDOC, LLC	(65,846)	209,297	(36,379)	323,633
Interest expense	(25,156)	(217,872)	(85,495)	(643,662)
Gain on exchange and extinguishment of liabilities	—	—	193,152	—
Change in warrant derivative fair value	52,828	—	420,003	—

Total other income (expense)	(38,174)	(8,575)	491,281	(320,029)

Loss before income taxes	(259,099)	(338,912)	(420,721)	(1,634,714)
Income tax (expense) benefit	—	—	—	—

Net loss	(259,099)	(338,912)	(420,721)	(1,634,714)

Convertible preferred stock dividends	(77,976)	(65,406)	(214,032)	(170,556)

Net loss attributable to common stockholders	$(337,075)	$(404,318)	$(634,753)	$(1,805,270)

Basic and diluted net loss per share:
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.09)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.09)
Weighted average shares outstanding – basic and diluted	23,805,284	21,920,394	22,899,331	20,571,459

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	22,076	$2	—	$—	19,012,015	$1,901	$115,522,952	$(118,690,345)	$(3,165,490)

Stock-based compensation	—	—	—	—	—	—	229,906	—	229,906

Issuance of common stock pursuant to conversion of convertible preferred stock	(800)	—	—	—	250,000	25	(25)	—	—

Accrual of preferred stock dividends	—	—	—	—	—	—	(52,861)	—	(52,861)

Net loss	—	—	—	—	—	—	—	(554,634)	(554,634)

Balance, March 31, 2022	21,276	2	—	—	19,262,015	1,926	115,699,972	(119,244,979)	(3,543,079)

Stock-based compensation	—	—	—	—	—	—	378,341	—	378,341

Issuance of common stock in association with the issuance of convertible bridge notes payable	—	—	—	—	425,000	42	196,112	—	196,154

Issuance of restricted common stock as compensation	—	—	—	—	1,550,000	155	(155)	—	—

Issuance of detachable warrants to purchase common stock in association with issuance of convertible bridge note payable	—	—	—	—	—	—	136,574	—	136,574

Issuance of Series A preferred stock with detachable common stock purchase warrants	5,000	1	—	—	—	—	499,999	—	500,000

Issuance of common stock pursuant to conversion of preferred stock	(1,900)	(1)	—	—	593,750	60	(59)	—	—

Accrual of preferred stock dividends	—	—	—	—	—	—	(52,289)	—	(52,289)

Net loss	—	—	—	—	—	—	—	(741,168)	(741,168)

Balance, June 30, 2022	24,376	$2	—	—	21,830,765	2,183	$116,858,495	(119,986,147)	(3,125,467)

Stock-based compensation	—	—	—	—	—	—	246,091	—	246,091

Issuance of Series A Convertible Preferred Stock with detachable Common Stock purchase warrants	1,450	2	—	—	—	—	144,998	—	145,000

Issuance of Common Stock pursuant to conversion of Series A Convertible Stock	(300)	(1)	—	—	93,750	9	(8)	—	—

Series A Convertible Preferred Stock dividends	—	—	—	—	—	—	(65,406)	—	(65,406)

Net loss	—	—	—	—	—	—	—	(338,912)	(338,912)

Balance, September 30, 2022	25,526	$3	—	$—	21,924,515	$2,192	$117,184,170	$(120,325,059)	$(3,138,694)

Balance, December 31, 2022	25,526	$3	—	$—	21,924,515	$2,192	$117,369,198	$(122,630,420)	$(5,259,027)

Stock-based compensation	—	—	—	—	—	—	246,091	—	246,091

Issuance of common stock upon conversion convertible notes payable and accrued interest	—	—	—	—	500,000	50	49,950	—	50,000

Accrual of preferred stock dividends	—	—	—	—	—	—	(62,941)	—	(62,941)

Net income	—	—	—	—	—	—	—	101,672	101,672

Balance, March 31, 2023	25,526	3	—	—	22,424,515	2,242	117,602,298	(122,528,748)	(4,924,205)

Stock-based compensation	—	—	—	—	—	—	71,716	—	71,716

Issuance of Series B Convertible Preferred stock with detachable common stock purchase warrants for cash	—	—	7,500	1	—	—	749,999		750,000

Issuance of common stock upon conversion Series A Convertible Preferred Stock	(250)	—	—	—	500,000	50	(50)	—	—

Accrual of preferred stock dividends	—	—	—	—	—	—	(73,116)	—	(73,116)

Net loss	—	—	—	—	—	—	—	(263,294)	(263,294)

Balance, June 30, 2023	25,276	3	7,500	1	22,924,515	2,292	118,350,847	(122,792,042)	(4,438,899)

Stock-based compensation	—	—	—	—	—	—	121,716	—	121,716

Issuance of common stock upon conversion of Convertible Notes Payable	—	—	—	—	1,145,000	115	57,135		57,250

Series A and B preferred stock dividends	—	—	—	—	—	—	(77,976)	—	(77,976)

Net loss	—	—	—	—	—	—	—	(259,099)	(259,099)

Balance, September 30, 2023	25,276	$3	7,500	$1	24,069,515	$2,407	$118,451,722	$(123,051,141)	$(4,597,008)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(420,721)	$(1,634,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings of unconsolidated subsidiary – GMDOC, LLC	36,379	(323,633)
Change in warrant derivative fair value	(420,003)	—
Stock-based compensation	439,523	854,338
Gain on extinguishment of convertible notes payable	(193,152)	—
Depreciation, depletion and amortization	10,233	95,961
Accretion of asset retirement obligations	3,654	1,004
Amortization of discount on convertible notes payable	—	579,263
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	12,698	(5,610)
Increase in prepaid expenses	(4,335)	(3,082)
(Decrease) increase in accounts payable	(31,405)	219,310
Increase in accrued liabilities	42,034	—
Increase in accrued interest	34,848	641

Net cash used in operating activities	(490,247)	(216,522)

Cash flows from investing activities:
Investment in unconsolidated subsidiary – GMDOC, LLC	—	(850,000)
Investment in Hugoton Gas Field participation agreement	—	(314,753)
Investment in oil and gas properties and equipment	(47,566)	(15,224)
Net cash used in investing activities	(47,566)	(1,179,977)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes payable	—	1,200,000
Repayment of convertible note payable	—	(537,500)
Net proceeds from issuance of convertible preferred stock with detachable common stock purchase warrants	750,000	645,000
Cash dividends paid on preferred stock	(116,001)	(154,495)

Net cash provided by financing activities	633,999	1,153,005

Net increase (decrease) in cash and cash equivalents	96,186	(243,494)

Cash and cash equivalents:
Beginning	10,163	260,590
Ending	$106,349	$17,096
Supplemental cash flow information:
Cash paid for interest	$50,647	$63,759
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Accrual of dividends on Series A and Series B Convertible Preferred Stock	$98,032	$—
Issuance of common stock upon conversion of convertible notes payable and accrued interest	$107,250	$—
Conversion of Series A Convertible Preferred Stock to Common Stock	$50	$94
Modification of warrant exercise price pursuant to dilutive issuance of Series B Preferred Stock	$126	$—
Issuance of restricted common stock attributable to issuance of notes payable	$—	$196,154
Issuance of detachable common stock purchase warrants attributable to issuance of convertible notes payable	$—	$136,574
Issuance of restricted common stock as compensation	$—	$155

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN NOBLE GAS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2023

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

During the year ended December 31, 2022, the Company changed its strategy regarding the Central Kansas Uplift considering the reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells due to excessive operating costs as of September 30, 2023 and December 31, 2022 and has concentrated on reworking the conventional wells on the property to emphasize crude oil production as well as helium and natural gas liquids that were present behind casing pipe in the deeper producing zones. Accordingly, the Company has recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of September 30, 2023 and December 31, 2022.

The conventional well rework program has yielded encouraging results thus far and the Company during the quarter ended September 30, 2023. The Company and its advisors are continuing to evaluate the results of the rework and its positive impact on the production of crude oil production as well as helium and natural gas liquids that were present behind casing pipe in the deeper producing zones.

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

The Company performed the ceiling test to assess potential impairment of the capitalized costs relative to its Hugoton Gas Field Project. The ceiling test indicated an impairment charge of $192,762 was required to reduce the total capitalized costs to $88,687 as of December 31, 2022. Accordingly, the Company has recorded an impairment charge of $192,762 to reduce the capitalized tangible and intangible costs related to its Hugoton Gas Field properties to $88,687 as of December 31, 2022. The Company recorded an addition to depreciation and amortization expense of $3,411 during the three months ended September 30, 2023.

The Company has decided to divest of its participation in the Hugoton Gas Field and the Peyton 21-1 well drilled near Garden City, Kansas. The Company determined that it should focus its strategy and resources on the conventional wells in the Central Kansas Uplift which have provided positive initial results from the rework programs and the potential for new reserves of crude oil, helium and natural gas liquids. In addition, the participation agreement required the drilling of four new wells prior to March 2024 which management decided would be too significant of an obligation for capital expenditures.

Woodson County Kansas Field – On July 7, 2023, the Company acquired an oil and gas lease to explore and develop approximately 240 acres located in Woodson County, Kansas (the “Woodson Property”). An exploratory well was drilled and cased during August 2023. An evaluation of drill tests indicated commercial oil reserves in at least one zone. The Company is in process of final completion of the well as of September 30, 2023 and expects the well to commence production in November 2023.

The Company continues to assess the initial well drilled on the Woodson Property in order to determine the location and number of offset wells that can be drilled to enhance the crude oil reserves that the Properties may hold.

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

Going Concern

The Company has incurred losses from operations, has a stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the three and nine months ended September 30, 2023 and as of and for the year ended December 31, 2022. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund (i) the development of the Properties acquired on April 1, 2021; (ii) our obligations for exploration and development under the Hugoton Farmout Agreement; (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due, as described below. Most of the Company’s outstanding debt and other financial obligations are currently past due and the Company must negotiate forbearance and/or restructuring agreements with the holders of such debt. These are substantial operational and financial issues that must be successfully addressed during 2023 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations and acquiring oil and gas producing properties to deploy its new operational strategy during the period through September 30, 2023.

The Company will have significant financial commitments executing its planned exploration and development of the Properties. The Company may find it necessary to raise substantial amounts of debt or equity capital to fund such exploration and development activities and may seek offers from industry operators and other third parties for interests in the Properties in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. There can be no assurance that it will be able to obtain such new funding or be able to reach agreements with industry operators and other third parties or on what terms.

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

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with several financial institutions if necessary to remain below the federally insured limit of $250,000 per bank. At September 30, 2023 and December 31, 2022, there were no uninsured balances.

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

The purpose of hedging is to provide a measure of stability to the Company’s cash flows in an environment of volatile oil and gas prices and to manage the exposure to commodity price risk. As of September 30, 2023 and December 31, 2022 and during the periods then ended, the Company had no oil and natural gas derivative arrangements outstanding.

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

The estimated fair value of warrant derivative liabilities, which are related to detachable warrants issued in connection with the Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Convertible Preferred Stock”) were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, par value $0.001 per Share (the “Common Stock”) and current interest rates. The fair values for the warrant derivatives as of September 30, 2023 and December 31, 2022 were classified under the fair value hierarchy as Level 3.

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

September 30, 2023	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$157,266	$157,266
	$—	$—	$157,266	$157,266

December 31, 2022	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$577,269	$577,269
	$—	$—	$577,269	$577,269

There were no changes in valuation techniques or reclassifications of fair value measurements between Levels 1, 2 or 3 during the three and nine months ended September 30, 2023 and 2022.

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

The Company has performed workovers of the wells subsequent to the Properties purchase which was necessary to put the lease back into production status. Therefore, these tangible and intangible workover costs were expensed as lease operating expenses rather than capitalized in the full cost pool through December 31, 2022. In addition, the Company is currently evaluating the Properties for oil and gas reserves and specifically the potential for noble gas reserves such as helium, argon and krypton. Based on these evaluations, the Company may redirect its efforts to the production of noble gases rather than crude oil on the Properties. These noble gas evaluation costs have also been expensed as lease operating costs through September 30, 2023.

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

Woodson County Kansas Field – On July 7, 2023, the Company acquired an oil and gas lease to explore and develop approximately 240 acres located in Woodson County, Kansas (the “Woodson Property”). An exploratory well was drilled and cased during August 2023. An evaluation of drill tests indicated commercial oil reserves in at least one zone. The Company is in process of final completion of the well as of September 30, 2023 and expects the well to commence production in November 2023.

The Company continues to assess the initial well drilled on the Woodson Property in order to determine the location and number of offset wells that can be drilled to enhance the crude oil reserves that the Properties may hold.

Full Cost Accounting

The accounting for, and disclosure of, oil and gas producing activities require that we choose between two GAAP alternatives: the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, were zero as of September 30, 2023 and December 31, 2022, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

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

The ceiling test is computed using the simple average spot price for the trailing twelve-month period using the first day of each month. The trailing twelve-month reference price was $94.14 per barrel for the West Texas Intermediate oil at Cushing, Oklahoma through December 31, 2022. This reference price for oil is further adjusted for quality factors and regional differentials to derive estimated future net revenues. Under full cost accounting rules, any ceiling test write-downs of oil and gas properties may not be reversed in subsequent periods. We recognized an impairment charge of $905,574 as of September 30, 2023 and December 31, 2022 which is attributable to changing our strategy to exploring for noble gases and away from crude oil production at our Central Kansas Uplift properties which resulted in a large decrease in estimated future cash flows.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carryforwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Management routinely assesses the realizability of the Company’s deferred income tax assets, and a valuation allowance is recognized if it is determined that deferred income tax assets may not be fully utilized in future periods. Management considers future taxable earnings in making such assessments. Numerous judgments and assumptions are inherent in the determination of future taxable earnings, including such factors as future operating conditions. When the future utilization of some portion of the deferred tax asset is determined not to be more likely than not, a valuation allowance is provided to reduce the recorded deferred tax asset. When the Company can project that a portion of the deferred tax asset can be realized through application of a portion of tax loss carryforward, the Company will record that utilization as a deferred tax benefit and recognize a deferred tax asset in the same amount. There can be no assurance that facts and circumstances will not materially change and require the Company to adjust its deferred income tax asset valuation allowance in a future period. The Company recognized a deferred tax asset, net of valuation allowance, of $-0- at September 30, 2023 and December 31, 2022.

The Company is potentially subject to taxation in many jurisdictions, and the calculation of income tax liabilities (if any) involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. It recognizes certain income tax positions that meet a more-likely-than not recognition threshold. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it will reverse the liability and recognize an income tax benefit. No liability for unrecognized tax benefit was recorded as of September 30, 2023 and December 31, 2022.

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

During the three and nine months ended September 30, 2023 and 2022, the Company had outstanding the following securities that were potentially dilutive: i) Series A and Series B Convertible Preferred Stock, ii) various convertible notes payable, iii) warrants to purchase Common Stock and iv) options to purchase Common Stock. All potentially dilutive securities were considered for inclusion or exclusion from the calculation of diluted income (loss) per share for the three and nine months ended September 30, 2023 and 2022. Any potentially dilutive security that were considered anti-dilutive were excluded from the net income (loss) per share reported for the three and nine months ended September 30, 2023 and 2022.

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

Note 2 – Oil and Gas Properties and Equipment

Oil and gas properties and equipment is comprised of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Central Kansas Uplift – Oil and gas production equipment	$913,425	$913,425
Hugoton Gas Field – Oil and gas production equipment	96,831	96,831
Woodson County Property – Oil and gas production equipment	13,108	—
Woodson County Property – Leasehold costs	34,458	—
Central Kansas Uplift – Leasehold costs	15,225	15,225
Hugoton Gas Field – Leasehold costs	191,535	191,545

Subtotal	1,264,582	1,217,026
Less: Accumulated impairment	(905,574)	(905,574)
Less: Accumulated depreciation, depletion and amortization	(232,988)	(222,765)
Oil and gas properties and equipment, net	$126,020	$88,687

Note 3 – Investment in unconsolidated subsidiary – GMDOC

A summary of the Company’s investment in unconsolidated subsidiary-GMDOC during the three and nine months ended September 30, 2023 and 2022 follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Investment in unconsolidated subsidiary-GMDOC, at beginning of period	$1,130,928	$964,336	$1,101,461	$—
Purchase of membership units in GMDOC, LLC	—	—	—	850,000
Equity in earnings (loss) of GMDOC	(65,846)	209,297	(36,379)	323,633
Distributions during period	—	—	—	—

Investment in unconsolidated subsidiary-GMDOC at end of period	$1,065,082	$1,173,633	$1,065,082	$1,173,633

The following table presents summarized balance sheet financial information of the Company’s unconsolidated subsidiary – GMDOC as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
ASSETS
Assets:
Cash	$152,072	$208,450
Accrued revenue & prepaid expenses	208,780	320,212
Oil and gas properties and equipment, net	6,808,393	7,359,905

Total assets	$7,169,245	$7,888,567

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$167,033	$207,244
General managing members advances	350,000	—
Mortgage note payable, net	3,999,643	4,984,821
Asset Retirement Obligations	933,151	882,331
Member’s equity	1,719,418	1,814,171

Total liabilities and member’s equity	$7,169,245	$7,888,567

The following table presents summarized income statement financial information of the Company’s unconsolidated subsidiary – GMDOC for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Oil and gas revenues	$446,510	$929,505	$1,510,723	$1,718,468
Lease operating expenses	(318,312)	(300,881)	(842,427)	(545,157)
Production related taxes	(2,788)	(27,830)	(23,565)	(50,743)
Ad valorem taxes	(15,529)	(10,755)	(32,265)	(21,510)
Depreciation expense	(134,206)	(137,644)	(402,619)	(269,157)
Accretion of asset retirement obligation	(16,940)	(16,987)	(50,820)	(33,974)
General and administrative expenses	(3,613)	(4,187)	(15,425)	(105,847)
Interest expense	(63,575)	(86,497)	(203,521)	(159,037)

Net income (loss)	(108,453)	344,724	(59,919)	533,043
AMGAS member’s percentage	60.7143%	60.7143	60.7143%	60.7143%

Equity in earnings (loss) of unconsolidated subsidiary – GMDOC	$(65,846)	$209,297	$(36,279)	$323,633

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

Note 4 – Debt Obligations

Debt obligations were comprised of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Notes payable:

3% convertible notes payable due March 30, 2026 (the 3% Notes)	$28,665	$28,665
8% convertible notes payable due September 30, 2023 - (the October 8% Notes) (in default)	500,000	500,000
8% convertible note payable due September 30, 2023 - (the New Note) (in default)	392,750	—
8% convertible note payable due September 30, 2023 - (the 8% Note)	—	100,000
8% convertible note payable due October 29, 2022 (the Second 8% Note) (in default)	50,000	50000
8% Convertible promissory notes payable due September 30, 2023 (the June 2022 Note)	—	350,000
8% Convertible promissory notes payable due September 30, 2023 (the May 2022 Notes) (in default)	266,204	312,500

Total notes payable	1,237,619	1,341,165
Less: Long-term portion	28,665	28,665
Notes payable, short-term	$1,208,954	$1,312,500

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2023 (October 1, 2023 through December 31, 2023)	$1,208,954
2024	—
2025	—
2026	28,665
2027	—
2028	—
Total	$1,237,619

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

8% Convertible Notes Payable due September 30, 2023 (in default)

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

The difference between estimated net present value of future cash flows of the amended notes as compared to the original notes as of January 10, 2023, the date of the amendment exceeded 10%. As a result, the Company recorded a gain on extinguishment of convertible notes payable totaling $103,977 during the nine months ended September 30, 2023.

The conversion rate on the October 8% Notes was reduced to $0.05 per share as a result of the dilutive issuance of the Series B Convertible Preferred Stock that occurred on May 4, 2023 (See Note 13).

The Company did not pay the principal balance due on the October 8% Notes upon their amended maturity on September 30, 2023 and the remaining balance remained due and payable and was therefore in technical default as of September 30, 2023. The Company and the October 8% Noteholders have been in discussions regarding an extension, however, there can be no assurance that these negotiations will result in an extension of the due date or that the terms of any extension will be on terms acceptable to the Company.

8% Convertible Note Payable due September 30, 2023 (the New Note) (in default)

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including the outstanding principal balance of the $100,000 8% Note and $350,000 June 22 Note), which the Company did not pay by their original maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023 (the “Combined Note”). Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable. The Company treated the refinancing of the $100,000 8% Note Payable as an extinguishment of the old note which resulted in a gain on extinguishment of $24,190 during the nine months ended September 30, 2023. The Company treated the refinancing of the $350,000 June 22 Note Payable as a modification of existing note which is treated prospectively, and no gain or loss was recognized.

On July 22, 2023, the Company agreed to further reduce the conversion price on the New Note to $0.05 per share as an accommodation to the Holder. The interest rate and other significant terms of the convertible note remained the same. The restructure of the New Note’s conversion price was determined to be substantial (generally over 10% difference in estimated net present value of future cash flows between the amended notes and the original notes including the value change in the conversion provision) therefore, it was treated as an extinguishment of the old note for accounting and financial reporting purposes. The estimated fair value of the restructured note was similar to the carrying value of the old notes resulting in an immaterial change, therefore, no gain (loss) was recognized on the extinguishment/reissuance of the notes payable,

Following is an analysis of estimated net present value of future cash flows of the amended notes as compared to the original notes as of July 22, 2023, the date of the amendment:

As of July 22, 2023
Carrying value of the original convertible note payable
Principal balance	$450,000
Accrued interest	2,071
Total carrying value of original convertible note payable	452,071

Less: Net present value of future cash flows on amended convertible note payable	(452,071)

Gain (loss) on extinguishment of convertible notes payable	$—

On July 22, 2023, the note holder exercised its right to convert $57,250 of principal into 1,145,000 shares of common stock. As a result, the outstanding principal balance of the New Note was reduced to $392,750 as of September 30, 2023.

The Company did not pay the principal balance due on the 8% Notes upon their amended maturity on September 30, 2023 and the remaining balance remained due and payable and was therefore in technical default as of September 30, 2023. The Company and the 8% Noteholder have been in discussions regarding an extension, however, there can be no assurance that these negotiations will result in an extension of the due date or that the terms of any extension will be on terms acceptable to the Company.

8% Convertible Note Payable due September 30, 2023 (in default)

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

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including $100,000 outstanding principal balance of the 8% Note), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable was cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable. The Company treated the refinancing of the $100,000 8% Note Payable as an extinguishment of the old note which resulted in a gain on extinguishment of $24,190 during the nine months ended September 30, 2023.

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

The difference between estimated net present value of future cash flows of the amended notes as compared to the original notes as of May 5, 2023, the date of the amendment exceeded 10%. As a result, the Company recorded a gain on extinguishment of convertible notes payable totaling $24,290 during the nine months ended September 30, 2023.

On July 22, 2023, the Company agreed to further reduce the conversion price on the convertible notes payable to $0.05 per share as an accommodation to the Holder. The restructure of the 8% Note and the June 22 Note were treated as an extinguishment and the 8% and the June 22 Note were combined into the New Note (see New Note above).

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

The Company has accrued default interest aggregating $12,924 and $10,668 as of September 30, 2023 and December 31, 2022, respectively related to the repayment default on this note.

The conversion rate on the Second 8% Note was reduced to $0.05 per share as a result of the dilutive issuance of the Series B Convertible Preferred Stock that occurred on May 4, 2023 (See Note 13).

8% Convertible Notes Payable due September 30, 2023 (in default)

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

On July 22, 2023, the Company agreed to further reduce the conversion price on the convertible notes payable to $0.05 per share as an accommodation to the Holder. The restructure of the 8% Note and the June 22 Note were treated as an extinguishment and the 8% and the June 22 Note were combined into the New Note (see New Note above).

8% Convertible Notes Payable due September 30, 2023 (the “May 22 Notes”) (in default)

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

The difference between estimated net present value of future cash flows of the amended notes as compared to the original notes as of January 10, 2023, the date of the amendment exceeded 10%. As a result, the Company recorded a gain on extinguishment of convertible notes payable totaling $64,985 during the nine months ended September 30, 2023.

On January 13, 2023, one of the May 22 Note holders exercised its right to convert $46,296 of principal and $3,704 accrued interest into 500,000 shares of common stock. The remaining outstanding principal balance on the two May 2022 Notes totaled $266,204 and $312,500 as of September 30, 2023 and December 31, 2022, respectively.

The Company did not pay the principal balance due on the May 22 Note upon their amended maturity on September 30, 2023, and the remaining balance remained due and payable and was therefore in technical default as of September 30, 2023. The Company and the May 22 Noteholders have been in discussions regarding an extension, however there can be no assurance that these negotiations will result in an extension of the due date or that the terms of any extension will be on terms acceptable to the Company.

Note 5 – Accrued liabilities

Accrued liabilities consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued rent	$614,918	$614,918
Accrued Nicaragua Concession fees	544,485	544,485
Accrued lease operating costs	42,034	—

Total accrued liabilities	$1,201,437	$1,159,403

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

Note 6 – Stock Options

Total stock-based compensation is comprised of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock-based compensation – stock option grants	$50,000	$—	$50,000	$127,499

Stock-based compensation – restricted stock grants	—	174,375	174,375	511,250

Stock-based compensation – warrants issued for services pursuant to USNG Letter Agreement	71,716	71,716	215,148	215,589

Total stock-based compensation	$121,716	$246,091	$439,523	$854,338

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

As of September 30, 2023, 5,500,000 shares were available for future grants under the 2021 Plan and the 2015 Plan.

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

Stock option grants

The following table summarizes stock option activity for the nine months ended September 30, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,892,000	$1.93	9.07 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(450,000)	0.50
Outstanding at September 30, 2022	1,442,000	$2.38	8.21 years	$—
Outstanding and exercisable at September 30, 2022	1,442,000	$2.38	8.21 years	$—

Outstanding at December 31, 2022	1,442,000	$2.38	7.96 years	$—
Granted	10,000,000	.05	10.0 years
Exercised	—	—
Forfeited	(2,000)	30.00
Outstanding at September 30, 2023	11,440,000	$0.34	9.52 years	$—
Outstanding and exercisable at September 30, 2023	2,690,000	$1.28	8.44 years	$—

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2023:

	Outstanding options		Exercisable options
Exercise price per share	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life
$0.05	10,000,000	9.85 years	1,250,000	9.85 years
$0.50	1,350,000	7.68 years	1,350,000	7.68 years
$30.00	90,000	0.30 years	90,000	0.30 years

Total	11,440,000	9.52 years	2,690,000	8.44 years

There were 10,000,000 stock options granted during the three and nine months ended September 30, 2023 and there were no stock options granted during the three and nine months ended September 30, 2022. The Company recorded stock-based compensation expense in connection with the vesting of stock options granted aggregating $50,000 and $— for the three months ended September 30, 2023 and 2022, respectively and $50,000 and $127,499 for the nine months ended September 30, 2023 and 2022, respectively.

The Company determined the grant date fair value of the 10,000,000 stock options issued on August 2, 2023 utilizing the Black-Scholes methodology with the following assumptions:

As of August 2, 2023 grant date

Volatility – range	304.4%
Risk-free rate	4.05%
Contractual term	10.0 years
Exercise price	$0.05
Number of warrants in aggregate	10,000,000

The intrinsic value as of September 30, 2023 and December 31, 2022 related to the vested and unvested stock options as of that date was $-0-. There is $350,000 of unrecognized compensation cost as of September 30, 2023 related to the unvested stock options as of that date and will be recorded over remaining vesting term of 1.75 years.

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2023 and 2022 is as follows:

	Number of restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2021	1,250,000	$0.13
Granted	1,550,000	0.45
Vested	(2,025,000)	(0.25)
Forfeited	—	—
Nonvested balance, September 30, 2022	775,000	$0.45

Nonvested balance, December 31, 2022	387,500	$0.45
Granted	—	—
Vested	(387,500)	(0.45)
Forfeited	—	—
Nonvested balance, September 30, 2023	—	$—

The Company recorded stock-based compensation expense in connection with the issuance/vesting of restricted stock grants aggregating $-0- and $174,375 during the three months ended September 30, 2023 and 2022, respectively and $174,375 and $511,250 during the nine months ended September 30, 2023 and 2022, respectively.

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2023, there were $-0- of total unrecognized compensation costs related to all remaining non-vested restricted stock grants as all restricted stock granted to date have fully vested.

Note 7 – Warrants

The following table summarizes warrant activity for the nine months ended September 30, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable at December 31, 2021	17,580,784	$0.47
Issued in connection with issuance of Series A Convertible Preferred Stock (See Note 13)	2,149,999	.30
Issued in connection with issuance of 8% Convertible Promissory Note (See Note 4)	700,000	.50
Exercised	—	—
Forfeited/expired	—	—
Outstanding and exercisable at September 30, 2022	20,430,783	$0.45

Outstanding and exercisable at December 31, 2022	20,430,783	$0.45
Issued	15,000,000	.05
Exercised	—	—
Forfeited/expired	—	—

Outstanding and exercisable at September 30, 2023	35,430,783	$0.18

The weighted average term of all outstanding Common Stock purchase warrants was 3.9 years as of September 30, 2023. The intrinsic value of all outstanding Common Stock purchase warrants and the intrinsic value of all vested Common Stock purchase warrants was zero as of September 30, 2023 and 2022.

The warrant exercise price on warrants to acquire 9,056,409 shares of common stock were adjusted from their original exercise price (ranging from $0.30 per share to $0.50 per share) to $0.05 per share due to the dilutive issuance of the Series B Convertible Preferred Stock on May 4, 2023. A total of 3,799,999 of the total warrants effected by the dilutive issuance are treated as equity-based warrants and 5,256,410 of the total were treated as derivative-liability-based warrants. The modification in warrant exercise prices resulted in a total increase in their fair value as of May 4, 2023 (the modification date) totaling $793. The portion of the fair market value increase attributable to warrants treated as equity-based totaled $126 and recorded as an issuance cost of the Series B Convertible Preferred Stock (as a charge to additional paid-in capital) and an increase to additional paid-in capital. The portion of the fair market value increase attributable to warrants treated as derivative-liability-based totaled $667 and was included in the Change in warrant derivative fair value for the three and nine months ended September 30, 2023. The following is a summary of the assumptions used in calculating estimated fair value of such warrants as of the May 4, 2023:

	As of May 4, 2023 with original exercise price	As of May 4, 2023 with new exercise price

Volatility – range	345.8%	345.8%
Risk-free rate	3.41%	3.41%
Contractual term	3.4 to 4.8 years	3.4 to 4.8 years
Exercise price	$0.30 to 0.50	$0.05
Number of warrants in aggregate	9,056,409	9,056,409

On July 22, 2023, the Company agreed to reduce the exercise price on 900,000 warrants from $0.50 per share to $0.05 per share in concert with the change in conversion price on the related convertible note payable from $0.40 per share to $0.05 per share as an accommodation to the Holder. All other terms of the warrants remained the same. The was an insignificant change in the Black-Scholes value of the affected warrants due to their low and above market exercise price.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase common shares as of September 30, 2023:

	Outstanding and exercisable warrants
Exercise price per share	Number of warrants	Weighted average remaining contractual life
$0.05	24,956,409	4.4 years
$0.50	10,474,374	2.7 years

Total	35,430,783	3.9 years

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

Pursuant to the USNG Letter Agreement, the Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore, there has been no payment or accrual liability relative to this cash fee provision as of September 30, 2023 and December 31, 2022.

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

The Company recognized $71,716 and $71,716 of compensation expense relative to the 3,260,000 warrants to purchase Common Stock issued pursuant to the USNG Letter Agreement during the three months ended September 30, 2023 and 2022, respectively $215,148 and $215,589 during the nine months ended September 30, 2023 and 2022, respectively. There have been no exercises or forfeitures of the warrants to purchase Common Stock relative to the USNG Letter during the three and nine months ended September 30, 2023 and 2022.

The total grant date fair value of the 3,260,000 warrants to purchase Common Stock issued pursuant to the USNG Letter Agreement on November 9, 2021 was $1,434,313 in total or $0.44 per share. Total unrecognized compensation costs related to the 3,260,000 warrants to purchase Common Stock issued pursuant to the USNG Letter Agreement, as of September 30, 2023 was $884,491 which will be amortized over the next thirty-seven months.

Note 8 – Income Taxes

The effective income tax rate on income (loss) before income tax benefit varies from the statutory federal income tax rate primarily due to the net operating loss history of the Company maintaining a full reserve on all net deferred tax assets during the three and nine months ended September 30, 2023 and 2022.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at September 30, 2023. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed.

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

Note 9 – Gain on Extinguishment of Convertible Notes Payable

During the three and nine months ended September 30, 2023 and 2022, the Company recorded gains on the extinguishment of convertible notes payable through negotiation and settlements with certain creditors as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Gain on extinguishment of convertible notes payable:
Gain on extinguishment of convertible notes payable – the May 22 Notes (see Note 4)	$—	$—	$24,190	$—
Gain on extinguishment of convertible notes payable – the October 8% Notes (See Note 4)	—	—	103,977	—
Gain on extinguishment of convertible notes payable – the May 22 Notes (see Note 4)	—	—	64,985	—

Total gain on exchange and extinguishment of liabilities	$—	$—	$193,152	$—

Note 10 – Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2023 and 2022:

Amount

Asset retirement obligation at December 31, 2021	$1,730,264
Additions	—
Accretion expense during the period	1,004

Asset retirement obligation at September 30, 2022	$1,731,268

Asset retirement obligation at December 31, 2022	$1,732,486
Additions	—
Accretion expense during the period	3,654

Asset retirement obligation at September 30, 2023	$1,736,140

Approximately $1,716,003 of the total asset retirement obligation existing at September 30, 2023 and December 31, 2022 represent the remaining potential liability for oil and gas wells the Company had owned in Texas and Wyoming prior to their sales/disposal in 2012. The Company was not in compliance with then existing federal, state and local laws, rules and regulations for its previously owned Texas and Wyoming domestic oil and gas properties. All domestic oil and gas properties held by Infinity-Wyoming and Infinity-Texas were disposed of in 2012 and in years prior to 2012; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their asset retirement obligations. Management believes the total asset retirement obligations recorded relative to all the Company wells including these Texas and Wyoming wells of $1,736,140 and $1,732,486 as of September 30, 2023 and December 31, 2022, respectively are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its current and former oil and gas properties.

Note 11 – Warrant Derivative Liability

The estimated fair value of the Company’s derivative liabilities, all of which were related to the detachable warrants issued in connection with Series A Convertible Preferred Stock, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates. The detachable warrants issued in connection with the issuance of certain Series A Convertible Preferred Stock (See Note 13 - March 2021 Issuance) contained a provision allowing the holder to require cash settlement in certain situations were fundamental transaction, as defined in the warrant agreements have occurred. An event occurred on December 31, 2022 that activated the Holder’s ability to utilize such provisions therefore the related derivative liability was recognized on December 31, 2022 and also at September 30, 2023.

The following is a summary of the assumptions used in calculating estimated fair value of such derivative liabilities as of the September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022

Volatility – range	338.2%	342.2%
Risk-free rate	4.80%	3.99%
Contractual term	2.99 years	3.74 years
Exercise price	$0.05	$0.39
Number of warrants in aggregate	5,256,410	5,256,410

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for both open and closed derivatives:

Amount
Balance at December 31, 2021	$—
Unrealized derivative gains included in other income/expense for the period	—
Balance at September 30, 2022	$—

Balance at December 31, 2022	$577,269

Unrealized derivative gains included in other income/expense for the period	(420,003)

Balance at September 30, 2023	$157,266

The warrant exercise price on warrants to acquire 5,256,410 shares of common stock treated as derivative liability-based were adjusted from their original exercise price of $0.39 per share to $0.05 per share due to the dilutive issuance of the Series B Convertible Preferred Stock on May 4, 2023. The modification in warrant exercise prices resulted in an increase in their fair value as of May 4, 2023 (the modification date) totaling $667 was included in the unrealized derivative gains included in other income/expense for the nine months ended September 30, 2023. The following is a summary of the assumptions used in calculating estimated fair value of such derivative warrants as of the May 4, 2023:

	As of May 4, 2023 with original exercise price	As of May 4, 2023 with new exercise price

Volatility – range	345.8%	345.8%
Risk-free rate	3.41%	3.41%
Contractual term	3.4 years	3.4 years
Exercise price	$0.39	$0.05
Number of warrants in aggregate	5,256,410	5,256,410

Note 12 – Commitments and Contingencies

Lack of Compliance with Law Regarding Domestic Properties

The Company was not in compliance with then existing federal, state and local laws, rules and regulations for domestic oil and gas properties owned and disposed of in 2012 and in years prior to 2012 and could have a material or significantly adverse effect upon the liquidity, capital expenditures, earnings or competitive position of the Company. All domestic oil and gas properties held by Infinity-Wyoming and Infinity-Texas were disposed of in 2012 and in years prior to 2012; however, the Company may remain liable for certain asset retirement costs should the new owners not complete their obligations. Management believes the total asset retirement obligations recorded for these prior matters of $1,716,003 as of September 30, 2023 and December 31, 2022 are sufficient to cover any potential noncompliance liabilities relative to the plugging of abandoned wells, the removal of facilities and equipment, and site restoration on oil and gas properties for its former oil and gas properties.

USNG Letter Agreement commitment

Pursuant to the USNG Letter Agreement (see Note 7), the Company will pay USNG a monthly cash fee equal to $8,000 per month beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore there has been no payment or accrual liability relative to this cash fee provision as of September 30, 2023 and December 31, 2022.

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

●	Cambrian Consultants America, Inc. (“Cambrian”) filed an action in the District Court of Harris County, Texas, number CV2014-55719, on September 26, 2014 against the Company resulting from certain professional consulting services provided for quality control and management of seismic operations during November and December 2013 on the Nicaraguan Concessions. Cambrian provided these services pursuant to a Master Consulting Agreement with the Company, dated November 20, 2013, and has claimed breach of contract for failure to pay amounts due. On December 8, 2014, a default judgment was entered against the Company in the amount of $96,877 plus interest and attorney fees. The Company has included the impact of this litigation as a liability in its accounts payable, which management believes is sufficient to provide for the ultimate resolution of this dispute.

●	Torrey Hills Capital, Inc. (“Torrey”) notified the Company by letter, dated August 15, 2014, of its demand for the payment of $56,000, which it alleged was unpaid and owed under a consulting agreement dated October 18, 2013. The parties entered into a consulting agreement under which Torrey agreed to provide investor relations services in exchange for payment of $7,000 per month and the issuance of 15,000 shares of Common Stock. The agreement was for an initial three month-term with automatic renewals unless terminated upon 30 days’ written notice by either party. The Company made payments totaling $14,000 and issued 15,000 shares of Common Stock during 2013. The Company contends that Torrey breached the agreement by not performing the required services and that it had provided proper notice of termination to Torrey. Furthermore, the Company contends that the parties agreed to settle the dispute on or about June 19, 2014 under which it would issue 2,800 shares of Common Stock in full settlement of any balance then owed and final termination of the agreement. Torrey disputed the Company’s contentions and submitted the dispute to binding arbitration. The Company was unable to defend itself and the arbitration panel awarded Torrey a total of $79,594 in damages. The Company has accrued this amount in accounts payable as of September 30, 2023 and December 31, 2022, which management believes is sufficient to provide for the ultimate resolution of this dispute.

Note 13 – Stockholder’s Deficit

Conversion of 8% Convertible Notes Payable to Common Stock.

On January 13, 2023, a holder of 8% Convertible Notes Payable exercised its right to convert $46,296 of principal and $3,704 of accrued interest into 500,000 shares of common stock.

On July 22, 2023, the June 22 Note holder exercised its right to convert $57,250 of principal into 1,145,000 shares of common stock.

Convertible Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

The following summarizes the activity in the Series A and Series B Convertible Preferred Stock for the three months ended September 30, 2023 and 2022:

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Series A	Series B	Series A	Series B

Outstanding at beginning of period:	25,526	—	22,076	—
Issued	—	7,500	6,450	—
Converted to common stock	(250)	—	(3,000)	—
Redeemed	—	—		—

Outstanding at end of period	25,276	7,500	25,526	—

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

The holders of March 2021 Series A Convertible Preferred Stock exercised their right to convert 250 shares of the March 2021 Series A Convertible Preferred Stock into 500,000 shares of Common Stock during the nine months ended September 30, 2023. The holders exercised their rights to convert a total of 2,700 shares of March 2021 Series A Convertible Preferred Stock into 843,750 shares of Common Stock during the nine months ended September 30, 2022.

On March 26, 2021, Ozark Capital, LLC (“Ozark”) acquired 1,111 shares of March 2021 Series A Convertible Preferred Stock (convertible into 2,222,000 shares of Common Stock), together with warrants to acquire 256,410 shares of Common Stock at five cents ($0.05) per share for a total cash of $100,000. Ozark and its affiliates hold over 10% of the shares of the Company’s Common Stock as of September 30, 2023 and December 31, 2022.

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

The holders of May 2023 Series B Convertible Preferred Stock did not exercise their rights to convert any of the May 2023 Series B Convertible Preferred Stock into shares of Common Stock during the three and nine months ended September 30, 2023 and 2022.

On April 27, 2023 and May 4, 2023, Ozark Capital, LLC (“Ozark”) acquired 2,500 shares of May 2023 Series B Convertible Preferred Stock (convertible into 5,000,000 shares of Common Stock), together with warrants to acquire 5,000,000 shares of Common Stock at five cents ($0.05) per share for a total cash of $250,000. Ozark and its affiliates hold over 10% of the shares of the Company’s Common Stock as of September 30, 2023 and December 31, 2022.

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

Series A Convertible Preferred Stock Dividends – The Company has accrued preferred dividends totaling $63,017 and $189,475 relative to the Series A Convertible Preferred Stock which was charged to additional paid in capital during the three and nine months ended September 30, 2023, respectively and $65,406 and $170,556 relative to the Series A Convertible Preferred Stock during the three and nine months ended September 30, 2022, respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $160,197 and $77,124 relative to the Series A Convertible Preferred Stock as of September 30, 2023 and December 31, 2022, respectively.

Accrued dividends on Series A Convertible Preferred Stock attributable to Ozark were $2,770 and $8,279 for the three and nine months ended September 30, 2023, respectively and $2,800 and $8,279 for the three and nine months ended September 30, 2022. The Company has outstanding accrued and unpaid preferred dividends totaling $2,770 and $2,800 relative to the Ozark’s Series A Convertible Preferred Stock as of September 30, 2023 and December 31, 2022, respectively.

Series B Convertible Preferred Stock Dividends - The Company has accrued preferred dividends totaling $14,959 and $24,559 relative to the Series B Convertible Preferred Stock which was charged to additional paid in capital during the three and nine months ended September 30, 2023, respectively and there was no Series B Convertible Preferred Stock Series outstanding during the three and nine months ended September 30, 2022. The Company has outstanding accrued and unpaid preferred dividends totaling $14,959 and $-0- relative to the May 2023 Series B Convertible Preferred Stock as of September 30, 2023 and December 31, 2022, respectively.

Accrued dividends on Series B Convertible Preferred Stock attributable to Ozark were $4,986 and $8,339 for the three and nine months ended September 30, 2023 and $-0- and $-0- for the three and nine months ended September 30, 2022 respectively. The Company has outstanding accrued and unpaid preferred dividends totaling $4,986 and $-0- relative to the Ozark’s Series B Convertible Preferred Stock as of September 30, 2023 and December 31, 2022, respectively.

Note 14 – Related Party Transactions

The Company does not have any employees other than its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In previous years, certain general and administrative services (for which payment is deferred) had been provided by the Company’s Chief Financial Officer’s accounting firm at its standard billing rates plus out-of-pocket expenses consisting primarily of accounting, tax and other administrative fees. The Company no longer utilizes its Chief Financial Officer’s accounting firm for such support services and was not billed for any such services during the years ended December 31, 2022 and 2021. On March 31, 2021, the parties entered into a Debt Settlement Agreement whereby all amounts due to such firm for services totaling $762,407 were extinguished upon the issuance of $7,624 principal balance of the 3% Notes and the issuance of the 3% Note Warrants as further described in Note 4. Total amounts due to this related party was $-0- as of September 30, 2023 and December 31, 2022.

The Company had accrued compensation to its officers and directors in years prior to 2018. The Board of Directors authorized the Company to cease the accrual of compensation for its officers and directors, effective January 1, 2018. On March 31, 2021, the parties entered into Debt Settlement Agreements whereby all accrued amounts due for such services totaling $1,789,208 were extinguished upon the issuance of $17,892 principal balance of the 3% Notes and the issuance of the 3% Note Warrants as further described in Note 4. Total amounts due to the officers and directors related to accrued compensation was $-0- as of September 30, 2023 and December 31, 2022.

Offshore Finance, LLC was owed financing costs in connection with a subordinated loan to the Company which was converted to common shares in 2014. The managing partner of Offshore and the Company’s Chief Financial Officer are partners in the accounting firm which the Company used for general corporate purposes in the past. On March 31, 2021, the parties entered into a Debt Settlement Agreement whereby all amounts due for such services totaling $26,113 were extinguished upon the issuance of $261 principal balance of the 3% Notes and the issuance of the 3% Note Warrants as further described in Note 4. Total amounts due to this related party was $-0- as of September 30, 2023 and December 31, 2022.

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

Note 15 – Subsequent Events

On October 17, 2023, the Company and M3 Helium Corp. (“M3”) entered into a letter of understanding (the “Letter Agreement”) and a related Assignment of Certain Rights and Interests that included the following provisions:

●	The Company assigned all of its rights, title and interest in and to the 40% participation it had acquired on April 4, 2022 in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor (“Scout”) with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Company assigned such participation rights to M3 effective October 7, 2023.

●	The assignment included all of its rights, title and interest in and to the Peyton 21-1 well which was drilled and completed in June 2022 pursuant to the participation agreement. In addition, M3 has agreed to assume all obligations and receivables for the sale of oil and gas as of October 17, 2023.

●	The parties agreed that the USNG Agreement dated November 9, 2021 is terminated effective October 17, 2023.

●	M3 has agreed to pay a total of $75,000 cash to the Company as consideration for the Letter Agreement including the assignments thereunder.

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

During the year ended December 31, 2022, the Company changed its strategy regarding the Central Kansas Uplift considering the reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells due to excessive operating costs as of September 30, 2023 and December 31, 2022 and has concentrated on reworking the conventional wells on the property to emphasize crude oil production as well as helium and natural gas liquids that were present behind casing pipe in the deeper producing zones. Accordingly, the Company has recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of September 30, 2023 and December 31, 2022.

The conventional well rework program has yielded encouraging results thus far and the Company during the quarter ended September 30, 2023. The Company and its advisors are continuing to evaluate the results of the rework and its positive impact on the production of crude oil production as well as helium and natural gas liquids that were present behind casing pipe in the deeper producing zones.

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

The Company performed the ceiling test to assess potential impairment of the capitalized costs relative to its Hugoton Gas Field Project. The ceiling test indicated an impairment charge of $192,762 was required to reduce the total capitalized costs to $88,687 as of December 31, 2022. Accordingly, the Company has recorded an impairment charge of $192,762 to reduce the capitalized tangible and intangible costs related to its Hugoton Gas Field properties to $88,687 as of December 31, 2022. The Company recorded an addition to depreciation and amortization expense of $3,411 during the three months ended September 30, 2023.

The Company has decided to divest of its participation in the Hugoton Gas Field and the Peyton 21-1 well drilled near Garden City, Kansas. The Company determined that it should focus its strategy and resources on the conventional wells in the Central Kansas Uplift which have provided positive initial results from the rework programs and the potential for new reserves of crude oil, helium and natural gas liquids. In addition, the participation agreement required the drilling of four new wells prior to March 2024 which management decided would be too significant of an obligation for capital expenditures.

Woodson County Kansas Field – On July 7, 2023, the Company acquired an oil and gas lease to explore and develop approximately 240 acres located in Woodson County, Kansas (the “Woodson Property”). An exploratory well was drilled and cased during August 2023. An evaluation of drill tests indicated commercial oil reserves in at least one zone. The Company is in process of final completion of the well as of September 30, 2023 and expects the well to commence production in November 2023.

The Company continues to assess the initial well drilled on the Woodson Property in order to determine the location and number of offset wells that can be drilled to enhance the crude oil reserves that the Properties may hold.

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

Recent developments – On October 17, 2023, the Company and M3 Helium Corp. (“M3”) entered into a letter of understandiong (the “Letter Agreement”) and the related Assignment of Certain Rights and Interests that included the following provisions:

●	The Company assigned all of its rights, title and interest in and to the 40% participation it had acquired on April 4, 2022 in a Farmout Agreement by and between Sunflower Exploration, LLC as the Farmee and Scout Energy Partners as Farmor (“Scout”) with regards to its oil and gas interests in the Hugoton Gas Field, located in Haskell and Finney Counties, Kansas. The Company assigned such participation rights to M3 effective October 7, 2023.

●	The assignment included all of its rights, title and interest in and to the Peyton 21-1 well which was drilled and completed in June 2022 pursuant to the participation agreement. In addition, M3 has agreed to assume all obligations and receivables for the sale of oil and gas as of October 17, 2023.

●	The parties agreed that the USNG Agreement dated November 9, 2021 is terminated effective October 17, 2023.

M3 has agreed to pay a total of $75,000 cash to the Company as consideration for the Letter Agreement including the assignments thereunder.

2023 Operational and Financial Objectives

Corporate Activities

The Company’s 2023 operating objectives are focused on: 1) raising the necessary funds to finance exploration and development of the Hugoton Gas Field through the Hugoton JV, 2) raising the necessary funds for repayment of obligations that become due, or are in default and/or past due, 3) raising the funds necessary to explore and develop the Central Kansas Uplift Properties, including testing and evaluation of noble gas reserves in additional to the oil and gas producing zones, 4) raising the funds necessary to allow the Company to compete for new oil and gas properties that become available for acquisition purposes, and 5) funding our daily operations and the repayment of other obligations that become due, or are in default and/or past due.

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

The Company did not pay the principal balance due on the October 8% Notes upon their amended maturity on September 30, 2023 and the remaining balance remained due and payable and was therefore in technical default as of September 30, 2023. The Company and the October 8% Noteholders have been in discussions regarding an extension, however, there can be no assurance that these negotiations will result in an extension of the due date or that the terms of any extension will be on terms acceptable to the Company

8% Convertible Notes Payable due September 30, 2023 - On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000, which the Company did not pay by their respective maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable were cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable.

On July 22, 2023, the Company agreed to further reduce the conversion price on the convertible notes payable to $0.05 per share as an accommodation to the Holder. The interest rate and other significant terms of the convertible note remained the same. On July 22, 2023, the note holder exercised its right to convert $57,250 of principal into 1,145,000 shares of common stock. The remaining outstanding principal balance on the New Note totaled $392,750 and $350,000 as of September 30, 2023 and December 31, 2022, respectively.

The Company did not pay the principal balance due on the amended 8% Notes upon their amended maturity on September 30, 2023 and the remaining balance remained due and payable and was therefore in technical default as of September 30, 2023. The Company and the noteholder have been in discussions regarding an extension, however, there can be no assurance that these negotiations will result in an extension of the due date or that the terms of any extension will be on terms acceptable to the Company

8% Convertible Notes Payable due September 30, 2023 (the “May 22 Notes”) - The Company and the two May 2022 Note Holders reached an agreement on January 10, 2023. On January 10, 2023, the Company amended each of those notes by entering into a Letter Agreement between the investors and the Company. The Letter Agreement modifies the terms of the May 2022 Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes. The conversion rate on the May 22 Notes were further reduced to $0.05 per share as a result of the dilutive issuance of the Series B Convertible Preferred Stock that occurred on May 4, 2023.

The Company did not pay the principal balance due on the May 22 Notes upon their amended maturity of September 30, 2023, and the remaining balance remained due and payable and was therefore in technical default as of September 30, 2023. The Company and the May 22 Noteholders have been in discussions regarding an extension, however there can be no assurance that these negotiations will result in an extension of the due date or that the terms of any extension will be on terms acceptable to the Company.

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

For the Three Months Ended September 30, 2023 and 2022

Results of Operations

Revenue

Revenues totaled $22,004 and $43,034 for the three months ended September 30, 2023 and 2022, respectively. The $21,030 or 49% decrease in revenues during the three months ended September 30, 2023 as compared to the same period in 2022 reflects the reduction in oil and gas sales from our Central Kansas Uplift properties due to the wells being down awaiting necessary rework/maintenance.

During the year ended December 31, 2022, the Company changed its strategy regarding the Central Kansas Uplift considering the reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells due to excessive operating costs as of September 30, 2023 and December 31, 2022 and has concentrated on reworking the conventional wells on the property to emphasize crude oil production as well as helium and natural gas liquids that were present behind casing pipe in the deeper producing zones.

The conventional well rework program has yielded encouraging results thus far and the Company during the quarter ended September 30, 2023. The Company and its advisors are continuing to evaluate the results of the rework and its positive impact on the production of crude oil production as well as helium and natural gas liquids that were present behind casing pipe in the deeper producing zones.

Accordingly, revenues during the three months ended September 30, 2023 was substantially less than the comparable period in 2022.

Oil and Gas Lease Operating Expenses

Total oil and gas lease operating expenses totaled $93,204 and $55,288 for the three months ended September 30, 2023 and 2022, respectively. The increase in oil and gas lease operating expenses during the three months ended September 30, 2023 as compared to the same period in 2022 is attributable to significant repairs and rework performed in the three months ended September 30, 2023 that did not occur during the three months ended September 30, 2023. The Company has shut down the horizontal production wells as of September 30, 2023 and December 31, 2022 and has reworked two of the conventional wells on the property to produce crude oil, helium and natural gas liquids from a deeper producing zone. Accordingly, oil and gas lease operating expenses during the three months ended September 30, 2023 were substantially higher than the comparable period in 2022.

Depreciation, Depletion and Impairment

Depreciation, depletion and amortization expense totaled $3,411 and $34,292 during the three months ended September 30, 2023 and 2022, respectively.

During late 2022, the Company changed its strategy regarding the Central Kansas Uplift properties considering its reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of September 30, 2023 and December 31, 2022 and has deepened one of the conventional wells on the property to produce crude oil known to be present in deeper producing zones. Accordingly, the Company recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of December 31, 2022 which remains in place at September 30, 2023. Depreciation, depletion and impairment expense was reduced substantially during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of the impairment recognized at December 31, 2022.

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $1,218 and $424 for the three months ended September 30, 2023 and 2022, respectively. The Company recognized additional expenses for its asset retirement obligations relative to both the Central Kansas Uplift and Hugoton Gas Field properties. The Company commenced production from the Hugoton Gas Field well in late 2022 which began the accretion of its related asset retirement obligations. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

Oil and gas production related taxes totaled $28 and $55 for the three months ended September 30, 2023 and 2022, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the State of Kansas, and Kansas conservation assessment fees. Revenues totaled $22,004 for the three months ended September 30, 2023, which resulted in the deduction of $28 in production related taxes due to the shut-down of crude oil production from the Central Kansas Uplift properties in late 2022.

Other General and Administrative Expenses

Other general and administrative expenses were $145,068 for the three months ended September 30, 2023, a decrease of $138,244, or 49%, from other general and administrative expenses of $283,312 for the three months ended September 30, 2022. The decrease in other general and administrative expenses is primarily attributable to a decrease of $124,375 in stock-based compensation due to the noncash compensation awarded to the Company’s executives, members of the Board of Directors became fully vested in 2023 and therefore no related compensation expense was recorded during the three months ended September 30, 2023 as compared to $246,091 of stock based compensation expense recorded during the three months ended September 30, 2022.

Equity in earnings of unconsolidated subsidiary – GMDOC

The Company reported equity in earnings (loss) of unconsolidated subsidiary of $(65,846) for the three months ended September 30, 2023, compared to earnings of $209,297 for the three months ended September 30, 2022. Such income (loss) resulted from the Company acquiring a 60.7143% membership interest in GMDOC in May 2022. The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee, GMDOC. Management’s judgment regarding its level of influence over the operations of GMDOC included considering key factors such as the Company’s ownership interest, legal form of the investee, its’ lack of participation in policy-making decisions and its’ lack of control over the day-to-day operations of GMDOC.

GMDOC had previously acquired 70% of the working interests in the GMDOC Leases from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis. GMDOC, LLC generated $65,575 of net income on $446,910 of oil and gas revenues during the three months ended September 30, 2023. The Company owns a 60.7143% membership interest in such net (loss) income or $65,846 which it has reported as equity in earnings of unconsolidated subsidiary – GMDOC during the three months ended September 30, 2023.

Interest Expense

Interest expense increased to $25,156 for the three months ended September 30, 2023, compared to $217,872 for the three months ended September 30, 2022. The decrease in interest expense during the three months ended September 30, 2023 compared to the same period in 2022 was attributable to $189,611 of amortization of discount on convertible notes payable recorded during the three months ended September 30, 2022. There was no similar amortization of discount on convertible notes payable recorded during the three months ended September 30, 2023.

Change in Warrant Derivative Fair Value

The change in warrant derivative liability was a gain of $52,828 during the three months ended September 30, 2023, as compared to a gain of $-0- during the three months ended September 30, 2022. The estimated fair value of the Company’s derivative liabilities, all of which were related to the detachable warrants issued in connection with the issuance of Series A Convertible Preferred Stock, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates. The detachable warrants issued in connection with the issuance of certain Series A Convertible Preferred Stock contained a provision allowing the holder to require cash settlement in certain situations were fundamental transaction, as defined in the warrant agreements have occurred. An event occurred on December 31, 2022 that activated the Holder’s ability to utilize such provisions, therefore the derivative liability was recognized on December 31, 2022 and September 30, 2023. Management estimated the fair value of the underlying derivative utilizing the Black-Scholes methodology as of September 30, 2023 and June 30, 2023 with the change in fair value being recognized as the change in warrant derivative fair value for the three months ended September 30, 2023.

Income Tax

The Company recorded no income tax benefit (expense) in the three months ended September 30, 2023 and 2022. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at September 30, 2023. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense or benefit on its income (loss) before income taxes during the three months ended September 30, 2023 and 2022.

Net Income (Loss)

The Company reported a net loss of $259,099 for the three months ended September 30, 2023, compared to a net loss of $338,912 for the three months ended September 30, 2022. This represents an improvement of $79,813 for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Convertible Preferred Stock Dividends

The Company recorded $77,976 and $65,406 in Series A and Series B Convertible Preferred Stock dividends in the three months ended September 30, 2023 and 2022, respectively. On March 26, 2021, the Company issued and classified its Series A Convertible Preferred Stock as equity securities on its balance sheet. During 2022, the Company issued additional shares of Series A Convertible Preferred Stock, therefore, there were more shares of Series A Convertible Preferred Stock outstanding during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. On March 4, 2023, the Company issued and classified its Series B Convertible Preferred Stock as equity securities on its balance sheet.

Series A Convertible Preferred Stock bear a cumulative dividend at a 10% rate based on its stated/liquidation value. Series B Convertible Preferred Stock bear a cumulative dividend at a 8% rate based on its stated/liquidation value.

Net Income (Loss) Applicable to Common Stockholders

The Series A and Series B Convertible Preferred Stock issued have dividend and/or distribution preferences over our Common Stock and, therefore, such accrued dividend amounts have been deducted from net income (loss) to report net income (loss) applicable to common stockholders of $(337,075) and $(404,318) for the three months ended September 30, 2023 and 2022, respectively.

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

The Company incurred a net loss attributable to common stockholders during the three months ended September 30, 2023, and therefore all Common Stock Equivalents were considered antidilutive for fully diluted net loss per share purposes. All of the outstanding convertible notes payable, all of the Series A Convertible Preferred Stock, and all of the outstanding stock options and common stock purchase warrants were determined to be antidilutive and therefore were also excluded from the diluted loss per share calculation. The basic and diluted net income (loss) attributable to common stockholders per share was $(0.01) for the three months ended September 30, 2023.

The Company incurred a net loss attributable to common stockholders during the three months ended September 30, 2022, therefore all Common Stock Equivalents were considered anti-dilutive and excluded from diluted net loss attributable to common stockholders per share computations. The basic and diluted net loss attributable to common stockholders per share were $(0.02) for the three months ended September 30, 2022, respectively.

Potential Common Stock Equivalents as of September 30, 2023 totaled 136,659,187 shares of Common Stock, which included 24,236,404 shares of Common Stock underlying the convertible notes payable, 65,552,000 shares of Common Stock underlying the conversion of Series A and Series B Convertible Preferred Stock, 35,430,783 shares of Common Stock underlying outstanding warrants and 11,440,000 shares of Common Stock underlying outstanding stock options.

For the Nine months ended September 30, 2023 and 2022

Results of Operations

Revenue

Revenues totaled $34,968 and $111,903 for the nine months ended September 30, 2023 and 2022, respectively. The $76,935 or 69% decrease in revenues during the nine months ended September 30, 2023 as compared to the same period in 2022 reflects the reduction in oil and gas sales from our Central Kansas Uplift properties due to the wells being down awaiting necessary rework/maintenance.

During late 2022, the Company changed its strategy regarding the Central Kansas Uplift properties considering its reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of September 30, 2023 and December 31, 2022 and has reworked two of the conventional wells on the property to produce crude oil, helium and natural gas liquids from a deeper producing zone. Accordingly, revenues during the nine months ended September 30, 2023 was substantially less than the comparable period in 2022.

Oil and Gas Lease Operating Expenses

Total oil and gas lease operating expenses totaled $256,496 and $198,003 for the nine months ended September 30, 2023 and 2022, respectively. The increase in oil and gas lease operating expenses during the nine months ended September 30, 2023 as compared to the same period in 2022 is attributable to significant repairs and rework performed in the nine months ended September 30, 2023 that did not occur during the nine months ended September 30, 2022. The Company has shut down the horizontal production wells on the Central Kansas Uplift Properties as of September 30, 2023 and December 31, 2022 and has reworked two of the conventional wells on the property to produce crude oil, helium and natural gas liquids from a deeper producing zone. In addition, the Company incurred a $40,000 extension fee relative to the Hugoton Participation Agreement to extend the time period to drill additional wells. Accordingly, oil and gas lease operating expenses during the nine months ended September 30, 2023 were substantially higher than the comparable period in 2022.

Depreciation, Depletion and Impairment

Depreciation, depletion and amortization expense totaled $10,233 and $95,961 during the nine months ended September 30, 2023 and 2022, respectively.

During late 2022, the Company changed its strategy regarding the Central Kansas Uplift properties considering its reduced net cash flows from the sale of crude oil production. The reduction in net cash flows was attributable to lower spot crude oil prices during 2022 compared to 2021 and higher than anticipated operating costs related to the operation of the horizontal wells on the Properties. The Company has shut down the horizontal production wells as of September 30, 2023 and December 31, 2022 and has deepened one of the conventional wells and fracked another conventional well on the property to produce crude oil, helium and natural gas liquids known to be present in deeper producing zones. Accordingly, the Company recorded an impairment charge of $712,812 to reduce the capitalized tangible and intangible costs related to its Central Kansas Uplift properties to zero as of December 31, 2022 which remains in place at September 30, 2023. Depreciation, depletion and impairment expense was reduced substantially during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as a result of the impairment recognized at December 31, 2022.

Accretion of Asset Retirement Obligation

Total expense for the accretion of asset retirement obligations was $3,654 and $1,004 for the nine months ended September 30, 2023 and 2022, respectively. The Company recognized additional expenses for its asset retirement obligations relative to both the Central Kansas Uplift and Hugoton Gas Field properties during the nine months ended September 30, 2023 as compared to the same period in 2022. The Company commenced production from the Hugoton Gas Field well in late 2022 which began the accretion of its related asset retirement obligations. The obligation relates to legal requirements associated with the retirement of long-lived assets that result from the acquisitions, construction, development, or normal use of the asset. The obligation relates primarily to the requirement to plug and abandon oil and natural gas wells and support wells at the conclusion of their useful lives.

Oil and Gas Production Related Taxes

Oil and gas production related taxes totaled $28 and $164 for the nine months ended September 30, 2023 and 2022, respectively. Such taxes are deducted from gross oil and gas revenue by the crude oil purchaser upon payment to the Company and include primarily severance taxes imposed by the State of Kansas, and Kansas conservation assessment fees. Revenues totaled $22,004 for the nine months ended September 30, 2023, which resulted in the deduction of $28 in production related taxes due to the shut-down of crude oil production from the Central Kansas Uplift properties in late 2022.

Other General and Administrative Expenses

Other general and administrative expenses were $676,559 for the nine months ended September 30, 2023, a decrease of $456,897, or 40%, from other general and administrative expenses of $1,131,456 for the nine months ended September 30, 2022. The decrease in other general and administrative expenses is primarily attributable to a decrease of $414,815 in stock-based compensation due to the noncash compensation awarded to the Company’s executives, members of the Board of Directors became fully vested in 2023 and therefore a lesser amount of related compensation expense was recorded during the nine months ended September 30, 2023 as compared to $608,247 of stock based compensation expense recorded during the nine months ended September 30, 2022.

Equity in earnings of unconsolidated subsidiary – GMDOC

The Company reported equity in (loss) earnings of unconsolidated subsidiary of $(36,379) for the nine months ended September 30, 2023, compared to $323,633 for the nine months ended September 30, 2022. Such income resulted from the Company acquiring a 60.7143% membership interest in GMDOC in May 2022. The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee, GMDOC. Management’s judgment regarding its level of influence over the operations of GMDOC included considering key factors such as the Company’s ownership interest, legal form of the investee, its’ lack of participation in policy-making decisions and its’ lack of control over the day-to-day operations of GMDOC.

GMDOC had previously acquired 70% of the working interests in the GMDOC Leases from Castelli Energy, L.L.C., an Oklahoma limited liability company. The GMDOC Leases cover approximately 10,000 acres located in Southern Kansas near the Oklahoma border. The GMDOC leases currently produce approximately 100 barrels of oil per day and 1.5 million cubic feet of natural gas per day on a gross basis. GMDOC, LLC generated a loss of $59,919 on $1,510,723 of oil and gas revenues during the nine months ended September 30, 2023. The Company owns a 60.7143% membership interest in such net loss or $36,279 which it has reported as equity in loss of unconsolidated subsidiary – GMDOC during the nine months ended September 30, 2023.

Interest Expense

Interest expense increased to $85,495 for the nine months ended September 30, 2023, compared to $643,662 for the nine months ended September 30, 2022. The decrease in interest expense during the nine months ended September 30, 2023 compared to the same period in 2022 was attributable to $579,263 of amortization of discount on convertible notes payable recorded during the nine months ended September 30, 2022. There was no similar amortization of discount on convertible notes payable recorded during the nine months ended September 30, 2023.

Gain on Extinguishment of Liabilities

The Company reported a gain on extinguishment of convertible notes payable of $193,152 and $-0- during the nine months ended September 30, 2023 and 2022, respectively.

On May 5, 2023, the Company reached an agreement with the holder of two separate convertible notes payable in the aggregate principal face amount of approximately $450,000 (including $100,000 outstanding principal balance of the 8% Note), which the Company did not pay by their maturity dates. The Company and the holder of the two convertible notes payable entered into a new convertible promissory note (the “New Note”), exchanging the outstanding principal amount of the old convertible notes payable into the New Note, with a maturity date of September 30, 2023. Upon issuance of the New Note, the old convertible notes payable was cancelled and the repayment defaults under the prior convertible notes payable were cured with the entry into the New Note. The conversion price of the New Note was reduced from $0.50 per share to $0.40 per share however, the interest rate and other significant terms of the New Note are the same as those of the prior convertible notes payable. The Company treated the refinancing of the $100,000 8% Note Payable as an extinguishment of the old note which resulted in a gain on extinguishment of $24,190 during the nine months ended September 30, 2023.

On January 10, 2023, the Company and the holders of the October 8% Notes reached an agreement with respect to the modification/extension of the $500,000 of aggregate outstanding principal balance on its convertible notes payable. On January 10, 2023, the Company and the October 8% Note Holders amended each of the notes by entering into a Letter Agreement between the October 8% Note Investors and the Company. The Letter Agreement modifies the terms of the October 8% Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes. The Company treated the refinancing as an extinguishment of the old notes which resulted in a gain on extinguishment of $103,977 during the nine months ended September 30, 2023.

On January 10, 2023, the Company and the two May 2022 Note Holders reached an agreement with respect to the modification/extension of the $312,500 of aggregate outstanding principal balance on its convertible notes payable. On January 10, 2023, the Company amended each of those notes by entering into a Letter Agreement between the investors and the Company. The Letter Agreement modifies the terms of the May 2022 Notes by extending each note’s respective maturity date to September 30, 2023. In consideration for the extension, the Company amended the Fixed Conversion Price (as defined in each note) to $0.10, subject to any future adjustments as provided in each of the notes. The Company treated the refinancing as an extinguishment of the old notes which resulted in a gain on extinguishment of $64,985 during the nine months ended September 30, 2023.

Change in Warrant Derivative Fair Value

The change in warrant derivative liability was a gain of $420,003 during the nine months ended September 30, 2023, as compared to a gain of $-0- during the nine months ended September 30, 2022. The estimated fair value of the Company’s derivative liabilities, all of which were related to the detachable warrants issued in connection with the issuance of Series A Convertible Preferred Stock, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates. The detachable warrants issued in connection with the issuance of certain Series A Convertible Preferred Stock contained a provision allowing the holder to require cash settlement in certain situations were fundamental transaction, as defined in the warrant agreements have occurred. An event occurred on December 31, 2022 that activated the Holder’s ability to utilize such provisions, therefore the derivative liability was recognized on December 31, 2022 and September 30, 2023. Management estimated the fair value of the underlying derivative utilizing the Black-Scholes methodology as of September 30, 2023 and December 31, 2023 with the change in fair value being recognized as the change in warrant derivative fair value for the nine months ended September 30, 2023.

Income Tax

The Company recorded no income tax benefit (expense) in the nine months ended September 30, 2023 and 2022. The Company has been in a cumulative tax loss position and has substantial net operating loss carryforwards available for its utilization at September 30, 2023. The Company has continued to carry a 100% reserve on its net deferred tax assets and therefore recorded no income tax expense or benefit on its income (loss) before income taxes during the nine months ended September 30, 2023 and 2022.

Net Income (Loss)

The Company reported net loss of $420,721 for the nine months ended September 30, 2023, compared to a net loss of $1,634,714 for the nine months ended September 30, 2022. This represents an improvement of $1,213,993 for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Convertible Preferred Stock Dividends

The Company recorded $214,032 and $170,556 in Series A and Series B Convertible Preferred Stock dividends in the nine months ended September 30, 2023 and 2022, respectively. On March 26, 2021, the Company issued and classified its Series A Convertible Preferred Stock as equity securities on its balance sheet. During 2022, the Company issued additional shares of Series A Convertible Preferred Stock, therefore, there were more shares of Series A Convertible Preferred Stock outstanding during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. On March 4, 2023, the Company issued and classified its Series B Convertible Preferred Stock as equity securities on its balance sheet.

Series A Convertible Preferred Stock bear a cumulative dividend at a 10% rate based on its stated/liquidation value. Series B Convertible Preferred Stock bear a cumulative dividend at a 8% rate based on its stated/liquidation value.

Net Income (Loss) Applicable to Common Stockholders

The Series A and Series B Convertible Preferred Stock issued have dividend and/or distribution preferences over our Common Stock and, therefore, such accrued dividend amounts have been deducted from net income (loss) to report net income (loss) applicable to common stockholders of $(634,753) and $(1,805,270) for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company incurred a net loss attributable to common stockholders during the nine months ended September 30, 2023, and therefore all Common Stock Equivalents were considered antidilutive for fully diluted net loss per share purposes. All of the outstanding convertible notes payable, all of the Series A Convertible Preferred Stock, and all of the outstanding stock options and common stock purchase warrants were determined to be antidilutive and therefore were also excluded from the diluted loss per share calculation. The basic and diluted net income (loss) attributable to common stockholders per share was $(0.03) for the nine months ended September 30, 2023.

The Company incurred a net loss attributable to common stockholders during the nine months ended September 30, 2022, therefore all Common Stock Equivalents were considered anti-dilutive and excluded from diluted net loss attributable to common stockholders per share computations. The basic and diluted net loss attributable to common stockholders per share were $(0.09) for the nine months ended September 30, 2022, respectively.

Potential Common Stock Equivalents as of September 30, 2023 totaled 136,659,187 shares of Common Stock, which included 24,236,404 shares of Common Stock underlying the convertible notes payable, 65,552,000 shares of Common Stock underlying the conversion of Series A and Series B Convertible Preferred Stock, 35,430,783 shares of Common Stock underlying outstanding warrants and 11,440,000 shares of Common Stock underlying outstanding stock options.

Liquidity and Capital Resources; Going Concern–

We have had a history of losses and have generated little or no operating revenues for a number of years. In 2020, we began assessing various opportunities and strategic alternatives involving the acquisition, exploration and development of gas and oil properties in the United States, including the possibility of acquiring businesses or assets that provide support services for the production of oil and gas in the United States. As a result, we: 1) acquired the Properties, 2) entered into the Hugoton JV 3) leased and drilled the Woodson County Kansas Properties and 4) entered into the GMDOC venture.

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

Capital Expenditures

As of September 30, 2023, we had: 1) acquired the Properties, 2) entered into the Hugoton JV, 3) leased and drilled the Woodson County Kansas Properties and 4) entered into the GMDOC venture as more fully described elsewhere in this Quarterly Report on Form 10-Q.

Going Concern

The Company has incurred losses from operations, has a stockholders’ deficit, incurred net cash used in operating activities and has a significant working capital deficit as of and for the three and nine months ended September 30, 2023 and as of and for the year ended December 31, 2022. The Company must raise substantial amounts of debt and equity capital from other sources in the future in order to fund (i) the development of the Properties acquired on April 1, 2021; (ii) our obligations for exploration and development under the Hugoton Farmout Agreement; (iii) normal day-to-day operations and corporate overhead; and (iv) outstanding debt and other financial obligations as they become due, as described below. Most of the Company’s outstanding debt and other financial obligations are currently past due and the Company must negotiate forbearance and/or restructuring agreements with the holders of such debt. These are substantial operational and financial issues that must be successfully addressed during 2023 and beyond.

The Company has made substantial progress in resolving many of its existing financial obligations and acquiring oil and gas producing properties to deploy its new operational strategy during the period through September 30, 2023.

The Company will have significant financial commitments executing its planned exploration and development of the Properties. The Company may find it necessary to raise substantial amounts of debt or equity capital to fund such exploration and development activities and may seek offers from industry operators and other third parties for interests in the Properties in exchange for cash and a carried interest in exploration and development operations or other joint venture arrangement. There can be no assurance that it will be able to obtain such new funding or be able to reach agreements with industry operators and other third parties or on what terms.

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

Cash and cash equivalents balances-

As of September 30, 2023, we had cash and cash equivalents with an aggregate balance of $106,349, an increase from a balance of $10,163 as of December 31, 2022. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $96,186 net increase in cash during the nine months ended September 30, 2023:

●	Operating activities:	$490,247 of net cash used in operating activities. Net cash used in operating activities was $490,247 and $216,522 for the nine months ended September 30, 2023 and 2022, respectively, a deterioration in net cash used in operating activities of $273,725. The deterioration in net cash used in operating activities was primarily the result of increases in non-cash income including, the reduction in non-cash stock compensation expense, the increase in warrant derivative liability and the gain on extinguishment of convertible notes payable offset by the improvement in net loss as reflected in our cash flows from operating activities for the nine months ended September 30, 2023 compared to the same period in 2022.

●	Investing activities:	$47,566 of net cash used in investing activities. Cash used in investing activities was $47,566 for the nine months ended September 30, 2023 compared to $1,179,977 for the nine months ended September 30, 2022. We utilized funds during 2023 to acquire and drill the Woodson County Kansas properties. We utilized funds during 2022 to acquire our $850,000 investment in unconsolidated subsidiary – GMDOC, LLC, our $314,753 investment in the Hugoton Gas Field participation agreement and our purchase of equipment for our Central Kansas Uplift properties.

●	Financing activities:	$633,999 of net cash provided by financing activities. Cash provided by financing activities for the nine months ended September 30, 2023 was $633,999 compared to cash provided by financing activities of $1,153,005 for the nine months ended September 30, 2022. We raised $750,000 through the issuance of Series B Convertible Preferred Stock in 2023 and $645,000 through the issuance of Series A Convertible Preferred Stock in 2022. We raised $1,200,000 through the issuance of convertible notes in 2022 and also paid-off $537,500 in convertible notes in 2022. We paid cash dividends of $116,001 and $154,495 on our Series A and Series B Convertible Preferred Stock during the nine months ended September 30, 2023 and 2022, respectively.

The net result of these activities was a $98,186 increase in cash and cash equivalents from $10,163 as of December 31, 2022 to $106,349 as of September 30, 2023.

Commitments:

Capital Expenditures. We had no material commitments for capital expenditures at September 30, 2023. However, we are required by the Hugoton Gas Field Farmout Agreement to drill at least three additional gas production wells in 2023 and 2024 in order to maintain the Hugoton JV. We drilled and completed the first Hugoton Gas Field production well in May 2022, which was connected to the pipeline and commenced production on August 17, 2022. We estimate that the expenses related to the drilling program to be approximately $350,000 for drilling and completion of each additional exploratory well. The Company is considering paying $40,000 to extend the time period under which it is required to drill the additional three exploratory wells pursuant to the Hugoton Gas Field Participation Agreement.

Repayment of Debt. Debt obligations are comprised of the following at September 30, 2023:

September 30, 2023
Notes payable:

3% convertible notes payable due March 30, 2026 (the 3% Notes)	$28,665
8% convertible notes payable due September 30, 2023 - (the October 8% Notes) (in default)	500,000
8% convertible note payable due September 30, 2023 - (the New Note) (in default)	392,750
8% convertible note payable due October 29, 2022 (the Second 8% Note) (in default)	50,000
8% Convertible promissory notes payable due September 30, 2023 (the May 2022 Notes) (in default)	266,204

Total notes payable	1,237,619
Less: Long-term portion	28,665
Notes payable, short-term	$1,208,954

Debt obligations become due and payable as follows:

Years ended	Principal balance due

2023 (October 1, 2023 through December 31, 2023)	$1,208,954
2024	—
2025	—
2026	28,665
2027	—
2028	—
Total	$1,237,619

With respect to the convertible note payable that are currently in default, the parties are negotiating a forbearance/resolution to such technical defaults which include several alternatives. Such negotiations include i) a reduction in the conversion price of the underlying convertible notes, ii) an extension and a roll-over of the principal into other Company securities, and iii) a combination of the alternatives. The Company can provide no assurance that the parties will reach a mutually agreeable resolution.

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

Contractual Obligations

USNG Letter Agreement - Pursuant to the USNG Letter Agreement, the Company is required to pay USNG a $8,000 monthly cash fee beginning at the onset of commercial helium or minerals production and sales, subject to certain thresholds. Such monthly fees will become due and payable for any month that the Company receives cash receipts in excess of $25,000 derived from the sale of noble gases and/or rare earth elements/minerals. The Company has not yet achieved the $25,000 cash receipts threshold, therefore, there has been no payment or accrual liability relative to this cash fee provision through September 30, 2023.

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

Inflation and Seasonality

Inflation in general has had a material effect on us during the nine months ended September 30, 2023 and we do believe that inflation will continue to significantly impact our business during the remainder of 2023 and perhaps beyond. We do not believe that our business is seasonal in nature.

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

In addition, the accounting for, and disclosure of, oil and gas producing activities require that we choose between two alternatives under accounting principles generally accepted in the United States (“GAAP”): the full cost method or the successful efforts method. We adopted and use the full cost method of accounting, which involves capitalizing all exploration, exploitation, development and acquisition costs. Once we incur costs, they are recorded in the depletable pool of proved properties or in unproved properties, collectively, the full cost pool. Our unproved property costs, which include unproved oil and gas properties, properties under development, and major development projects, were zero through September 30, 2023 and December 31, 2022, and are not subject to depletion. We review our unproved oil and gas property costs on a quarterly basis to assess for impairment and transfer unproved costs to proved properties as a result of extensions or discoveries from drilling operations or determination that no proved reserves are attributable to such costs. We expect these costs to be evaluated in one to seven years and transferred to the depletable portion of the full cost pool during that time. The full cost pool is comprised of intangible drilling costs, lease and well equipment and exploration and development costs incurred plus acquired proved and unproved leaseholds.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in assuring that financial statement presentation and disclosure are in conformity with those which are required to be included in our periodic SEC filings.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Convertible Notes Payable - The Company did not pay the principal balance due on various Convertible Notes with an outstanding principal balance of $1,208,954 upon their respective maturity dates and the remaining balance remains due and payable and is therefore in technical default. The parties are negotiating a resolution to such technical default including an extension and a roll-over of the principal into other Company securities, although there can be no assurance that the parties will reach a mutually agreeable resolution.

Series A Convertible Preferred Stock Dividends –The Company has outstanding accrued and unpaid preferred dividends totaling $160,197 relative to the Series A Convertible Preferred Stock as of September 30, 2023, respectively.

Series B Convertible Preferred Stock Dividends - The Company has outstanding accrued and unpaid preferred dividends totaling $14,959 relative to the Series B Convertible Preferred Stock as of September 30, 2023.

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

Date: November 14, 2023

AMERICAN NOBLE GAS INC,
a Nevada corporation

By:	/s/ Thomas J. Heckman
Thomas J. Heckman
Chief Executive Officer and Chief Financial Officer

